Form 10-Q
period 1998-09-30
EAST WEST BANCORP INC
filed 1998-12-28
CIK 1069157

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-Q


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended:  September 30, 1998

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number: 000-24939

                           East West Bancorp, Inc.
           (Exact Name of Issuer as Specified in Its Charter)

           Delaware                                            95-4703316
 (State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                              415 Huntington Drive
                         San Marino, California   91108
                    (Address of Principal Executive Offices)

                                (626) 583-3500
                (Issuer's Telephone Number, Including Area Code)


        (Former Name, Former Address and Former Fiscal Year, if Changed
                             Since Last Report)

      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ ]     No  [X]

   Number of shares outstanding of each issuer's classes of common equity as of December 23, 1998: 100

                     PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                           EAST WEST BANCORP, INC.

                                BALANCE SHEET
                                (Unaudited)

                                                        At September 30, 1998
ASSETS:

         Cash                                               $         --

      Total Assets                                          $         --
                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities                                           $         --
                                                             -----------

      Stockholders' Equity:

            Preferred Stock, $0.001 par value per share,
            Authorized - 5,000,000 shares;
            Issued and Outstanding - none                             --

            Common Stock, $0.001 par value per share,
            Authorized - 50,000,000 shares;
            Issued and Outstanding - none                             --

            Additional Paid-in Capital                      $         --
                                                             -----------

            Total Stockholders' Equity                      $         --
                                                             -----------

            Total Liabilities and Stockholders' Equity      $         --
                                                             ===========

                             EAST WEST BANCORP, INC.

                              STATEMENT OF INCOME



        For the period beginning August 27, 1998 (date of incorporation)
                               to September 30, 1998
                                  (Unaudited)



Net Income                                                         $    --
                                                                    ======

                             EAST WEST BANCORP, INC.

                            STATEMENT OF CASH FLOWS



        For the period beginning August 27, 1998 (date of incorporation)
                               to September 30, 1998
                                  (Unaudited)



Cash flows from operating, financing and investing activities     $         --
                                                                   ===========

            Net cash provided by operating,
              financing and investing activities                  $         --
                                                                   ===========

Cash and cash equivalents at beginning of period                  $         --
                                                                   -----------

Cash and cash equivalents at end of period                        $         --
                                                                   ===========

                             EAST WEST BANCORP, INC.

                         NOTES TO FINANCIAL STATEMENTS



Note 1. Incorporation and Organization

  East West Bancorp, Inc. ("Registrant") was incorporated on August 27, 1998 at the direction of East-West Bank (the "Bank"), for the purpose of becoming a bank holding company by acquiring all of the outstanding Bank Common Stock (the"Reorganization"). As of September 30, 1998, no shares were issued and outstanding. The Registrant has conducted no operations during the period ended September 30, 1998.

Note 2. Subsequent Events

      On November 13, 1998, the Securities and Exchange Commission deemed effective a Registration Statement on Form S-4 whereby the Registrant, a Delaware corporation, offered 23,775,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to shareholders of the Bank in connection with the Reorganization.

      The Reorganization has received regulatory and shareholder approval and the Registrant expects to consummate the Reorganization in late December 1998 or early January 1998 upon receipt of appropriate state tax clearances.

Item 2. Management's Discussion and Analysis

      As of September 30, 1998, the Registrant had not yet begun operations or had no assets or liabilities.

      On November 13, 1998, the Securities and Exchange Commission deemed effective a Registration Statement on Form S-4 whereby the Registrant offered 23,775,000 shares of its Common Stock to shareholders of the Bank in connection with the Reorganization.

      The Reorganization has received regulatory and shareholder approval and the Registrant expects to consummate the Reorganization in late December 1998 or early January 1998 upon receipt of appropriate state tax clearances.

                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable.

Items 2-5.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Not applicable.

      (b)   Reports on Form 8-K

            None

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EAST WEST BANCORP, INC.


Date: December 28, 1998        By:   /s/ Dominic Ng
                                      -------------------
                                      Dominic Ng
                                      President and Chief Executive Officer



Date: December 28, 1998              /s/ Julia S. Gouw
                                      --------------------
                                      Julia S. Gouw
                                      Chief Financial Officer