Form 10-K405
period 1998-12-31
EAST WEST BANCORP INC
filed 1999-03-30
CIK 1069157

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    As filed with the Securities and Exchange Commission on March 30, 1999

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
Mark One
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

  For the fiscal year ended December 31, 1998

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

  For the transition period from          to        .

Commission file number 000-24939

                            EAST WEST BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       95-4703316
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)
415 Huntington Drive, San Marino, California                       91108
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (626) 799-5700

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
                    NONE                                            NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 Par Value
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  As of February 28, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $220,312,500.

  Number of shares of common stock of the registrant outstanding as of February 28, 1999: 23,500,000 shares

  The following documents are incorporated by reference herein:

                                                                Part of Form
                                                               10-K Into Which
                      Document Incorporated                     Incorporated
                      ---------------------                    ---------------
   1998 Annual Report......................................... Parts II and IV
   Definitive Proxy Statement for the Annual Meeting of
    Stockholders which will be filed within 120 days of the
    fiscal year ended December 31, 1998.......................        Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

 Organization

  East West Bancorp, Inc. (the "Company") is a Delaware corporation incorporated on August 26, 1998 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for East West Bank (the "Bank"). The Company became the holding company for the Bank as of December 30, 1998, and is subject to the Bank Holding Company Act of 1956, as amended.

  The principal office of the Company is located at 415 Huntington Drive, San Marino, California 91108, and its telephone number is (626) 799-5700.

  The Company has one wholly-owned subsidiary, the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System. The Bank is the fifth largest commercial bank headquartered in Los Angeles, California as of December 31, 1998, and one of the largest banks in the United States that focuses on the Chinese-American community. Until June 12, 1998, the Bank was wholly owned by two shareholders, a husband and wife, who are residents of Indonesia. At that time, the former shareholders sold all of their interest in the Bank to approximately 160 institutional and accredited investors.

  The Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally-chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. Until the early 1990's, the Bank conducted a traditional savings and loan business by making predominately long-term, single-family residential and commercial and multi-family real estate loans with interest rates tied to the Eleventh District Cost of Funds Index ("COFI"). These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank ("FHLB") of San Francisco. Currently, the Bank specializes in lending for commercial, construction, and residential real estate projects and financing international trade for California companies. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995.

  As of December 31, 1998, the Bank had two wholly-owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. At December 31, 1998, the Bank's total investment in E-W Services, Inc. was $11.2 million. The second subsidiary, East-West Investments, Inc., is a California corporation organized by the Bank in 1972. East-West Investments, Inc. primarily acts as a trustee in connection with real estate secured loans. At December 31, 1998, the Bank's total investment in East-West Investments, Inc. was $57,000.

 Banking Services

  Through its network of 23 retail branches, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to all of its customers in English, Cantonese, Mandarin and Spanish. The Bank offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and Master Card and Visa merchant deposit services.

  The Bank's lending activities include residential and commercial real estate, construction, commercial, trade finance, account receivables, inventory and working capital loans. The Bank provides commercial loans to small and medium-sized businesses with annual revenues that generally range from several million to $200 million. In addition, the Bank provides short-term trade finance facilities for terms of less than one year primarily to U.S. importers and manufacturers doing business in the Asia Pacific region. Management believes that these activities have not been adversely affected to a significant degree by the recent economic crisis in Asia. The Bank currently has no extensions of credit to foreign or overseas customers. The Bank's commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses.

 Market Area and Competition

  The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent periods. According to the 1990 Census data, management believes there were an estimated
2.7 million Asian and Pacific Islanders residing in California. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. Management believes the Bank's customers benefit from its understanding of Asian markets and cultures, its corporate and organizational ties throughout Asia, as well as its international banking products and services. Management believes that this approach, combined with the extensive ties of its management and Board of Directors to the growing Asian and ethnic Chinese communities, provides the Bank with an advantage in competing for customers in its market area.

  The banking and financial services industry in California generally, and in the Bank's market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. The Bank has 23 offices located in the following counties: Los Angeles, Orange, San Francisco and Santa Clara. Neither the deposits nor loans of the offices of the Bank exceed 1% of the deposits or loans of all financial services companies located in the counties in which the Bank operates.

 Accounting Changes

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Bank on a prospective basis beginning January 1, 1997. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 deferred for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. The adoption of the applicable provisions of these statements did not have a material impact on the Bank's results of operations or financial position.

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." Under the provisions of this statement, the presentation of primary and fully diluted earnings per share as previously required by APB Opinion No. 15 is replaced with basic and diluted earnings per share. The statement also requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have any effect on the Bank's results of operations. All prior period earnings per share data have been restated to conform with the statement's requirements.

  In August 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the Bank's results of operations or financial position.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income as they have been recorded directly in equity under the provisions of other FASB statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity, by identifying each element of other comprehensive income including net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of SFAS No. 130.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement uses a "management approach" to identify operating segments and defines an operating segment as a component of an enterprise (i) for which discrete financial information is available; (ii) that engages in business activities that may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same enterprise); and (iii) whose operating results are regularly reviewed by the enterprise's chief operating decision maker. Reportable segments (aggregrated if appropriate) are operating segments that meet specified quantitative thresholds based on revenues, profit or loss and assets, using a ten percent rule. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Segment information that is presented for comparative purposes is to be restated to conform to the requirements of SFAS No. 131 unless it is impracticable to do so. The required interim disclosures are not required to be made in the initial year of application but the information for the interim periods for the initial year is required as comparative information in the second year of application. Adoption of the statement did not have any effect on the Bank's results of operations or financial position.

  In February 1998, the FASB issued SFAS No. 132, "Statement on Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans and is effective for fiscal years beginning after December 15, 1997. Adoption of the statement did not have any effect on the Bank's results of operations or financial position.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management of the Bank has not yet determined whether the adoption of SFAS No. 133 will have a material impact on the Bank's results of operations or financial position when adopted.

  In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Bank does not believe that the adoption of SFAS No. 134 will have a material impact on the Bank's results of operations or financial position when adopted.

 Economic Conditions, Government Policies, Legislation and Regulation

  The Bank's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

  The business of the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

  From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies.

 General

  Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company or the Bank. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

  In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHC Act and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them introduced in the current Congress, will become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

 The Company

  General. The Company, as a registered bank holding company, is subject to regulation under the BHC Act. The Company is required to file with the Federal Reserve Board quarterly, semi-annual, and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

  The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

  Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "- The Bank--Capital Standards."

  The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

  The Company is prohibited by the BHC Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

  Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

  The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries will be subject to examination by, and may be required to file reports with, the California Department of Financial Institutions ("DFI").

  The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

 The Bank

  General. The Bank, as a California chartered bank, is subject to primary supervision, periodic examination, and regulation by the DFI and the FDIC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The DFI has many of the same remedial powers.

  Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "- Capital Standards."

  Dividends and Other Transfers of Funds. Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $32.2 million at December 31, 1998. In addition, the DFI and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

  The FDIC and the Commissioner also have authority to prohibit the Bank from engaging in activities that, in the FDIC's or the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

  The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See also "Prompt Corrective Action and Other Enforcement Mechanisms."

  Capital Standards. The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital" for information regarding the Company's regulatory capital ratios at December 31, 1998.

  Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1998, the Bank exceeded the required ratios for classification as "well capitalized."

  An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

  In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

  Safety and Soundness Standards. The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

  Premiums for Deposit Insurance. Although the Bank is a commercial bank, the Bank's deposit accounts are insured by the SAIF, as administered by the FDIC, up to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

  The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1998, SAIF members paid within a range of 0 to 27 basis points per $100 of insured deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Paperwork Reduction Act, the Bank paid a special assessment of $7.0 million in November 1996 to recapitalize the SAIF. This expense was recognized during the last quarter of fiscal 1996.

  Pursuant to the Paperwork Reduction Act, the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Paperwork Reduction Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

  Interstate Banking and Branching. The BHC Act currently permits bank holding companies in any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

  Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

  A bank's compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in April 1997, the Bank was rated "Satisfactory" in complying with its CRA obligations.

  Year 2000 Compliance. In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 problem. The federal banking agencies intend to conduct Year 2000 compliance examinations, and the failure to implement a Year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. If a federal banking agency determines that the Bank is operating in an unsafe and unsound manner, the Bank may be required to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action being taken, which may include a cease and desist order and fines. For a discussion of the Company's Year 2000 readiness plan, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

 Employees

  The Company does not have any employees other than executive officers who are also executive officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 1998, the Bank had a total of 346 full-time employees and 33 part-time employees. Employees are not represented by a union or collective bargaining group. The management of the Bank believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

  The Company owns no real property but utilizes the main office of the Bank. The Company pays no rent or other consideration for use of this facility. The Bank owns the land and buildings at 11 of its 23 branch offices and all of its administrative locations. Those locations include:

            Office Name                     Address               Owned/Leased
            -----------                     -------               ------------
       Alhambra Valley          403 W. Valley Blvd.                   Owned
                                Alhambra, CA 91803
       Alhambra-Main            1881 West Main St.                    Owned
                                Alhambra, CA 91801
       Arcadia                  200 E. Duarte Road                    Owned
                                Arcadia, CA 91006
       Artesia                  18512 Gridley Road                    Owned
                                Artesia, CA 90701
       Commercial Loan Center   475 Huntington Dr.                    Owned
                                San Marino, CA 91108
       Cupertino                10945 Wolfe Road                     Leased
                                Cupertino, CA 95014
       Diamond Bar              379 S. Diamond Bar Blvd.             Leased
                                Diamond Bar, CA 91765
       El Monte                 9550 Flair Drive                     Leased
                                El Monte, CA 91731
       Geary Street             4355 Geary Street #101                Owned
                                San Francisco, CA 94111
       Headquarters             415 Huntington Dr.                    Owned
                                San Marino, CA 91108
       Irvine                   4860 Irvine Blvd.                    Leased
                                Irvine, CA 92720
       Lincoln Heights          2601 No. Broadway                    Owned
                                Los Angeles, CA 90031
       Los Angeles              942 North Broadway                   Leased
       Chinatown                Los Angeles, CA 90012
       Market Street            444 Market Street                    Leased
       Financial District       San Francisco, CA 94111
       Milpitas                 642 Barber Lane                      Leased
                                Milpitas, CA 95035
       Montebello               2825 Via Campo                       Leased
                                Montebello, CA 90640
       Monterey Park            101 W. Garvey Ave.                   Leased
                                Monterey Park, CA 91754
       Rolling Hills            27421 Hawthorne Blvd.                Owned
                                Rolling Hills Estates, CA 90274

         Office Name                     Address                          Owned/Leased
         -----------                     -------                          ------------
       Rosemead                 8168 East Garvey Ave.                         Owned
                                Rosemead, CA 91770
       Rowland Heights          18458 Colima Road                            Leased
                                Rowland Heights, CA 91748
       San Francisco-           1241 Stockton St.                            Leased
       Chinatown                San Francisco, CA 94133
       San Marino               805 Huntington Dr.                            Owned
                                San Marino, CA 91108
       Silverlake               2496 Glendale Blvd.                           Owned
                                Los Angeles, CA 90039
       South Pasadena           1001 Fair Oaks Ave.                           Owned
                                S. Pasadena, CA 91030
       Westminster              9032 Bolsa Avenue                            Leased
                                Westminster, CA 92683

ITEM 3.  LEGAL PROCEEDINGS

  Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time, is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial position, results of operations, or liquidity of the Bank or the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1998, the Registrant solicited the approval of its security holders by written consent, on the following matters:

    (a) The Company's 1998 Stock Incentive Plan (the "Company Incentive Plan") that reserves 1,902,000 shares of the Company Common Stock to be issued pursuant to awards granted to officers, directors, employees and consultants of the Company and its subsidiaries; and

    (b) the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") that reserves 1,000,000 shares of Company Common Stock to be sold to full-time and certain part-time employees of the Company and its subsidiaries at a discount.

  The number of shares voted in favor of, against, abstaining and broker non-votes on each of the above proposals is set forth below:

    (a) Proposal to approve the Company's Incentive Plan:

       For:               11,908,400
       Against:            1,857,000
       Abstain:               27,500
       Broker Non-Votes:   9,257,100

    (b) Proposal to approve the Purchase Plan:

       For:               13,527,400
       Against:              238,000
       Abstain:               27,500
       Broker Non-Votes:   9,257,100

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth, as of February 28, 1999, the executive officers of the Company, their positions, principal occupation during the past five years and ages. Each officer is appointed by the Board of Directors of the Company or Bank and serves at their pleasure.

             Name              Age(1)       Position with Company or Bank
             ----              ------       -----------------------------
 Dominic Ng..................    40   Chairman of the Board, President, and
                                      Chief Executive Officer of the Company
                                      and the Bank
 Julia Gouw..................    39   Executive Vice President and Chief
                                      Financial Officer of the Company and the
                                      Bank
 John Stephan................    44   Executive Vice President, Director of
                                      Retail Banking of the Bank
 Sandra Wong.................    45   Executive Vice President and Chief Credit
                                      Officer of the Bank
 Wayland Bourne..............    50   Senior Vice President, Commercial
                                      Services of the Bank
 William Chu.................    43   Senior Vice President, Director of
                                      Planning and Business Development of the
                                      Bank
 Donald Chow.................    47   Senior Vice President, Commercial Loan
                                      Manager of the Bank
 Kenneth Fung................    49   Senior Vice President, Deputy Director of
                                      Retail Banking of the Bank
 Douglas Krause..............    42   Senior Vice President, General Counsel,
                                      and Secretary of the Company and the Bank
 Victor Naramura.............    54   Senior Vice President, International
                                      Banking Manager of the Bank

--------
(1) As of February 28, 1999

Biographical Information

  The principal occupation during the past five years of each executive officer is set forth below. All executive officers have held their present positions for at least five years, unless otherwise stated.

  Dominic Ng has served as a director and the President and Chief Executive Officer of the Bank since October 1992, and was elected Chairman of the Board in 1998. Mr. Ng has held the same positions with the Company since its formation. Mr. Ng also served as the director in charge of Chinese Business Services for the international accounting firm of Deloitte & Touche LLP. Mr. Ng currently serves as a member of the of the Board of Visitors of The Anderson School at UCLA, Board of Regents of Loyola Marymount University, and serves, among others, as a director of the Los Angeles Chamber of Commerce, and United Way of Greater Los Angeles. Mr. Ng also serves on the Board of ESS Technology, Inc.

  Julia Gouw has served as Executive Vice President and Chief Financial Officer of the Bank since 1994 and as a director of the Bank since 1997, and has held these same positions with the Company since its formation. Ms. Gouw joined the Bank in July 1989 as Vice President and Controller. Prior to joining the Bank, Ms. Gouw was a Senior Audit Manager with the international accounting firm of KPMG Peat Marwick, LLP. Ms. Gouw is on the Board of Visitors of UCLA School of Medicine, a member of the Financial Executives' Institute and the California Society of CPA's and is a past president of the Financial Managers Society--Los Angeles Chapter.

  John Stephan has served as Executive Vice President and Director of Retail Banking of the Bank since October 1997. He is charged with managing the retail branch network, retail bank marketing, retail operations, residential lending and consumer lending. Prior to joining the Bank, Mr. Stephan was Senior Vice President of Retail Banking at Great Western Bank where he managed all aspects of a 106 branch retail delivery network in Southern California. Mr. Stephan also served as Senior Vice President of Retail Banking at First Interstate Bank.

  Sandra Wong joined the Bank in November 1998 as Executive Vice President and Chief Credit Officer. Prior to joining the Bank, Ms. Wong was Senior Vice President--Senior Credit Officer, Business Banking Division with Bank of America, where she managed portfolio performance and credit standards for a $3 billion loan portfolio of small business customers.

  Wayland Bourne serves as the Senior Vice President / Commercial Services of the Bank. Mr. Bourne joined the Bank in 1996 and is charged with building the commercial infrastructure that will allow the Bank to effectively differentiate itself and compete in the California banking arena. Mr. Bourne is responsible for cash management, and commercial non-credit products, sales, and service. Prior to joining the Bank, Mr. Bourne was a Senior Vice President at Metrobank, a Southern California regional business bank, where he developed its cash management and non-credit services programs. Mr. Bourne began his banking career at Union Bank, where he held a number of senior level positions.

  William Chu serves as the Senior Vice President, Director of Planning and Business Development of the Bank. Mr. Chu joined the Bank in June 1994. Mr. Chu created the commercial banking division for the Bank and manages three marketing teams which focus on commercial real estate, trade finance, and business banking loan products. Before joining the Bank, Mr. Chu was President and Chief Executive Officer of United Pacific Bank. Mr. Chu is a Certified Public Accountant.

  Donald Chow serves as Senior Vice President and Commercial Lending Manager of the Bank. Mr. Chow has been with the Bank since April 1994. Mr. Chow has over 25 years of experience in commercial lending. Before joining the Bank, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank. Mr. Chow was also employed for over 10 years with Security Pacific National Bank where he held a number of positions, including Vice President and unit leader of commercial real estate lending.

  Kenneth Fung serves as Senior Vice President and Deputy Director of Retail Banking of the Bank. Mr. Fung has been with the Bank since 1990. As Deputy Director of Retail Banking, Mr. Fung oversees the retail branch network's commercial asset business development and marketing. Mr. Fung brings over 20 years of both domestic and international and commercial banking experience to the Bank and has held several management positions in various aspects of retail banking and branch network expansion in Hong Kong with the Hong Kong and Shanghai Banking Corporation, Plc.

  Douglas Krause has served as Senior Vice President, General Counsel, and Secretary of the Bank since he joined the Bank in 1996 and has held these same positions with the Company since its formation. Prior to employment with the Bank, Mr. Krause was Corporate Senior Vice President and General Counsel of Metrobank. Prior to that, Mr. Krause was with the law firms of Dewey Ballantine and Jones, Day, Reavis and Pogue specializing in financial services. Mr. Krause is a member of the Consumer Financial Services Committee of the California Bar Association.

  Victor Naramura serves as Senior Vice President and International Banking Manager of the Bank. Mr. Naramura joined the Bank in 1996 after spending over 20 years with The Hong Kong and Shanghai Banking Corporation, Plc as Senior Vice President and Head of the West Coast Region. Mr. Naramura has extensive experience in providing international trade credit facilities to importers and exporters and assisting foreign depositors, real estate investors and clients with overseas accounts. Prior to that, Mr. Naramura spent over 10 years with Security Pacific Bank as Manager of Credit Training and Officer of International Banking.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  For information concerning the market for the Company's Common Stock and related shareholder matters, see "Common Stock Price Range and Dividends" contained in the 1998 Annual Report, which is incorporated herein by reference, and "Item 1. BUSINESS -- Regulation and Supervision -- Restrictions on Transfer of Funds to the Company by the Bank."

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                             1998       1997       1996       1995       1994
                          ---------- ---------- ---------- ---------- ----------
                                  (In Thousands, Except Per Share Data)
Summary of Operations:
Interest and dividend
 income.................  $  126,708 $  107,092 $   96,876 $   85,876 $   85,355
Interest expense........      71,043     62,646     57,268     54,376     41,517
                          ---------- ---------- ---------- ---------- ----------
Net interest income.....      55,665     44,446     39,608     30,979     34,685
Provision for loan
 losses.................       5,356      5,588      4,398      6,200      4,155
                          ---------- ---------- ---------- ---------- ----------
Net interest income
 after privision for
 loan losses............      50,309     38,858     35,210     24,779     30,530
Noninterest income......      10,027      8,493      5,571      3,502      3,286
SAIF recapitalization
 expense................         --         --       7,040        --         --
Noninterest expense.....      32,626     29,010     28,049     26,585     27,382
                          ---------- ---------- ---------- ---------- ----------
Income before provision
 for income taxes.......      27,710     18,341      5,692      1,696      6,434
Provision for income
 taxes..................       9,682      7,330      2,486        653      2,112
                          ---------- ---------- ---------- ---------- ----------
Net income(1)...........  $   18,028 $   11,011 $    3,206 $    1,043 $    4,322
                          ========== ========== ========== ========== ==========
Basic and diluted
 earnings per share(1)..  $     0.76 $     0.46 $     0.13 $     0.04 $     0.18
Average number of shares
 outstanding............      23,775     23,775     23,775     23,775     23,775
At Year End:
Total assets............  $2,058,160 $1,734,339 $1,621,547 $1,371,140 $1,319,752
Loans receivable, net...   1,100,579    934,850    862,640    776,476    825,971
Investment securities...     682,436    374,810    406,468    353,435    403,646
Deposits................   1,292,937  1,235,072  1,182,886  1,157,469  1,066,946
Federal Home Loan Bank
 advances...............     563,000    211,000     55,000     61,000     56,000
Stockholders' equity....     150,830    132,552    122,375    118,290     73,443
Shares outstanding......      23,775     23,775     23,775     23,775     23,775
Book value per share....       $6.34      $5.58      $5.15      $4.98      $3.09

                                             1998   1997   1996   1995   1994
                                             -----  -----  -----  -----  -----
                                               (In Thousands, Except Per
                                                      Share Data)
Financial Ratios:
Return on assets(2)........................   1.00%  0.70%  0.22%  0.08%  0.34%
Return on equity(2)........................  12.83   8.91   2.71   1.13   5.91
Average stockholders' equity to average
 assets....................................   7.80   7.87   8.16   7.07   5.82
Net interest margin........................   3.22   2.92   2.82   2.47   2.88
Efficiency ratio(2)(3).....................  48.08  52.87  75.61  74.39  69.61
Assets Quality Ratios:
Net chargeoffs to average loans............   0.11%  0.37%  0.37%  1.47%  0.56%
Nonperforming assets to year end total
 assets....................................   0.99   1.25   1.28   1.57   2.69
Allowance for loan losses to year end total
 gross loans...............................   1.47   1.29   1.15   1.11   1.73

-------
(1) Excluding the one-time Savings Association Insurance Fund ("SAIF") recapitalization assessment, net income and earnings per share (basic and diluted) for the year ended December 31, 1996 were $7.4 million and $0.31, respectively.

(2) Excluding the SAIF recapitalization assessment, the Company's return on assets, return on equity and efficiency ratios were 0.51%, 6.26% and 59.89%, respectively, during the year ended December 31, 1996.

(3) Represents noninterest expense, excluding the amortization of intangibles, divided by the aggregate of net interest income before provision for loan losses and noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (the "Company"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under Section 27A of the 1934 Act and Section 21E of the 1934 Act which involve inherent risks and uncertainties. A number of important factors could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. These factors include, but are not limited to, economic conditions and competition in the geographic and business areas in which the Company operates, demographic changes, inflation or deflation, fluctuations in interest rates, changes in business strategy or development plans, and changes in legislation and governmental regulation. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

  The Company was recently formed and has no material separate results of operations at this time. Accordingly, the following discussion principally reflects the operations of its wholly-owned subsidiary, East West Bank (the "Bank"). The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on its assets, primarily loans and investments, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expenses, such as employee salaries and benefits; noninterest income, such as fees on deposit-related services; and the Bank's provision for loan losses.

  Through its network of 23 retail branches, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to all of its customers in English, Spanish, Cantonese, Mandarin, and Vietnamese. The Bank offers a variety of deposit products, including the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and Mastercard and Visa merchant deposit services.

Operating Strategy

  The Bank's strategy is to become the premier commercial bank in California serving the personal and business banking needs of customers engaged in business or having family ties or origins in the Asia Pacific region. The Bank has initiated several measures in recent years to implement this strategy, including hiring experienced personnel having language capability and cultural sensitivity appropriate for the region. In July 1995, the Bank converted its federal savings bank charter to a California commercial bank charter. Until its conversion, the Bank focused on the commercial banking needs of its customers within the limits of a federal savings bank charter and traditional savings and loan culture and capacity. In addition to this legal conversion, the Bank also identified necessary enhancements to its information and operating systems, policies, and procedures, as well as the appropriate personnel necessary for the Bank to operate as a commercial bank. The Bank has significantly enhanced its senior management team by adding several experienced commercial bankers with in-depth knowledge of business practices and cultures of the Asia Pacific region. The Bank has restructured its balance sheet to reduce interest rate risk and to enhance operating results. The Bank's balance sheet today is substantially more reflective of a commercial bank. The Bank continues to focus its marketing strategy on emphasizing commercial real estate and business loans, trade finance and the generation of lower-cost demand deposits.

Pending Acquisition

  On January 29, 1999, the Company's Board of Directors announced its intention to acquire First Central Bank for $13.7 million in an all cash transaction. Completion of the merger is anticipated in the second quarter of 1999 and is subject to regulatory and shareholder approval.


  First Central Bank is a national bank with three branches in Southern California. Since it opened for business in 1986, First Central has specialized in fulfilling the banking needs of the Chinese-American community. At December 31, 1998, First Central had total assets of $104.8 million and total common stockholders' equity of $8.8 million.

Results of Operations

  The Company achieved earnings of $18.0 million for the year ended December 31, 1998, representing a 64% increase from the $11.0 million earned in 1997, and 462% higher than 1996 earnings of $3.2 million.

 Components of Net Income

                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (In millions)
   Net interest income.................................. $ 55.7  $ 44.4  $ 39.6
   Provision for loan losses............................   (5.4)   (5.6)   (4.4)
   Noninterest income...................................   10.0     8.5     5.6
   Noninterest expense..................................  (32.6)  (29.0)  (35.1)
   Provision for income taxes...........................   (9.7)   (7.3)   (2.5)
                                                         ------  ------  ------
     Net income......................................... $ 18.0  $ 11.0  $  3.2
                                                         ======  ======  ======
   Net income as a percentage
    of average total assets.............................   1.00%   0.70%   0.22%
                                                         ======  ======  ======

  Basic and diluted earnings per share in 1998 were $0.76, compared to $0.46 and $0.13 in 1997 and 1996, respectively. During 1998, the Bank benefitted from increased net interest income, primarily due to an increase in the average balance of earning assets and higher yields on loans. This was partially offset by an increase in the average balance of FHLB advances. Other contributions to earnings included a decrease in the provision for loan losses, and an increase in noninterest income partially offset by an increase in noninterest expense. Earnings in 1997 improved over 1996 primarily due to higher average balances and yields earned on loans, an increase in noninterest income, and a reduction in noninterest expense relating to the payment of a one-time special assessment totaling $7.0 million to recapitalize the SAIF during 1996. These factors were partially offset by higher average balances on short-term borrowings and FHLB advances.

  The Company's return on average total assets was 1.00% for the twelve months ended December 31, 1998, compared to 0.70% and 0.22% for 1997 and 1996, respectively. Return on average stockholders' equity was 12.83% for the year ended December 31, 1998, compared to 8.91% and 2.71% for 1997 and 1996, respectively. Excluding the impact of the SAIF recapitalization assessment, the Company's returns on average total assets and average stockholders' equity would have been 0.51% and 6.26%, respectively, during 1996.

Net Interest Income

  The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income in 1998 totaled $55.7 million, a 25% increase over net interest income of $44.4 million in 1997.

  Total interest and dividend income during 1998 increased 18% to $126.7 million compared to $107.1 million during 1997. This increase is derived primarily from the growth of average interest-earning assets from $1,524.5 million during 1997 to $1,729.1 million during 1998, bolstered by an increase in loan yields from 7.93% during 1997 to 8.54% during 1998. The increase in loan yields is a result of the shifting composition of the loan portfolio whereby lower yielding single family residential mortgage loans were replaced by higher yielding commercial real estate, construction, and business loans consistent with the Bank's increased commercial lending activities.

  The $204.6 million net growth in the balance of average earning assets is primarily attributed to a $91.4 million increase in mortgage-backed securities and an $89.3 million increase in loans receivable. The growth in average earning assets was primarily funded by an increase of $186.6 million in average FHLB advances and $27.4 million in average time deposits offset in part by a decrease in average short-term borrowings of $37.4 million.

  Comparing 1997 to 1996, net interest income increased $4.8 million or 12% from $39.6 million during 1996, resulting from an increase in interest and dividend income of $10.2 million partially offset by an increase of $5.4 million in interest expense. The growth in interest and dividend income was derived primarily from an increase in the average balance of loans from $819.9 million during 1996 to $915.2 million during 1997. The yield on loans also increased from 7.65% to 7.93% during this same period which is reflective of the Bank's ongoing efforts to increase the proportion of higher yielding business and commercial loans in its portfolio in comparison to single family residential mortgage loans.

  The growth in average loans from 1996 to 1997 was funded by increases of $77.6 million in average short-term borrowings and $39.0 million in average FHLB advances. The increase in interest expense was attributed to increases in average short-term borrowings and FHLB advances partially offset by a decrease in the average volume of time deposits of $21.6 million as well as a decrease in the cost of these deposits from 5.14% during 1996 to 5.06% during 1997.

  The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component:

                                                        Year Ended December 31,
                          --------------------------------------------------------------------------------------
                                     1998                         1997                         1996
                          ---------------------------- ---------------------------- ----------------------------
                                               Average                      Average                      Average
                           Average             Yield/   Average             Yield/   Average             Yield/
                           Balance    Interest  Rate    Balance    Interest  Rate    Balance    Interest  Rate
                          ----------  -------- ------- ----------  -------- ------- ----------  -------- -------
                                                        (Dollars in thousands)
ASSETS
------
Interest-earning assets:
 Short-term
 investments............  $  227,112  $ 13,302  5.86%  $  212,536  $ 12,409  5.84%  $  193,439  $10,880   5.62%
 Investment securities
 (1)(2).................     477,338    26,405  5.53      385,965    21,455  5.56      381,361   22,696   5.95
 Loans receivable, net
 (1)(3).................   1,004,477    85,806  8.54      915,202    72,577  7.93      819,868   62,706   7.65
 FHLB stock.............      20,140     1,195  5.93       10,764       651  6.05        9,811      594   6.05
                          ----------  --------         ----------  --------         ----------  -------
   Total interest-
   earning assets.......   1,729,067    26,708  7.33    1,524,467   107,092  7.03    1,404,479   96,876   6.90
                                      --------  ----               --------  ----               -------   ----
Noninterest-earning
assets:
   Cash and due from
   banks................      25,231                       18,618                       18,467
   Allowance for loan
   losses...............     (14,253)                     (11,172)                      (9,021)
   Other assets.........      60,537                       38,110                       34,908
                          ----------                   ----------                   ----------
     Total assets.......  $1,800,582                   $1,570,023                   $1,448,833
                          ==========                   ==========                   ==========
LIABILITIES AND
STOCKHOLDERS EQUITY
-------------------
Interest-bearing
liabilities:
 Checking accounts......  $   78,066  $  1,072  1.37   $   78,209  $  1,173  1.50   $   76,093  $ 1,070   1.41
 Money market
 accounts...............      28,051     1,010  3.60       17,565       622  3.54       12,834      402   3.13
 Savings deposits.......     213,675     5,048  2.36      211,619     5,192  2.45      213,637    5,078   2.38
 Time deposits..........     845,749    42,369  5.01      818,317    41,407  5.06      839,938   43,166   5.14
 Short-term
 borrowings.............     119,638     6,767  5.66      157,054     8,811  5.61       79,492    4,382   5.51
 FHLB advances..........     282,091    14,777  5.24       95,450     5,441  5.70       56,451    3,170   5.62
                          ----------  --------         ----------  --------         ----------  -------
   Total interest-
   bearing liabilities..   1,567,270    71,043  4.53    1,378,214    62,646  4.55    1,278,445   57,268   4.48
                                      --------  ----               --------  ----               -------   ----
Noninterest-bearing
liabilities:
 Demand deposits........      78,802                       56,202                       37,951
 Other liabilities......      14,009                       11,973                       14,204
 Stockholders' equity...     140,501                      123,634                      118,233
                          ----------                   ----------                   ----------
     Total liabilities
     and stockholders'
     equity.............  $1,800,582                   $1,570,023                   $1,448,833
                          ==========                   ==========                   ==========
Interest rate spread....                        2.80%                        2.48%                        2.42%
                                                ====                         ====                         ====
Net interest income and
net interest margin.....              $ 55,665  3.22%              $ 44,446  2.92%              $39,608   2.82%
                                      ========  ====               ========  ====               =======   ====

----
(1) Includes amortization of premiums and accretion of discounts on loans receivable and investment securities. Also includes the amortization of deferred loan fees.
(2) Average balances exclude unrealized gains or losses on available for sale securities.
(3) Average balances include nonperforming loans and are net of discounts and deferred loan fees.

Analysis of Changes in Net Interest Margin

  Changes in the Bank's net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the years indicated. The total change for each category of interest-earning asset and interest-bearing liability is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute this table.

                                           Year Ended December 31,
                          ------------------------------------------------------------
                                 1998 vs. 1997                  1997 vs. 1996
                          -----------------------------  -----------------------------
                           Total      Changes Due to      Total      Changes Due to
                          Change   Volume (1) Rates (1)  Change   Volume (1) Rates (1)
                          -------  ---------- ---------  -------  ---------- ---------
                                               (In thousands)
INTEREST-EARNING ASSETS:
Short-term investments..  $   893   $   851   $     42   $ 1,529   $ 1,074    $   455
Investment securities...    4,950     5,079       (129)   (1,241)      274     (1,515)
Loans receivable, net...   13,229     7,080      6,149     9,871     7,291      2,580
FHLB stock..............      544       567        (23)       57        58         (1)
                          -------   -------   --------   -------   -------    -------
  Total interest
   income...............  $19,616   $13,577   $  6,039   $10,216   $ 8,697    $ 1,519
                          =======   =======   ========   =======   =======    =======
INTEREST-BEARING
 LIABILITIES:
Checking accounts.......  $  (101)  $    (2)  $    (99)  $   103   $    30    $    73
Money market accounts...      388       371         17       220       148         72
Savings deposits........     (144)       50       (194)      114       (48)       162
Time deposits...........      962     1,388       (426)   (1,759)   (1,111)      (648)
Short-term borrowings...   (2,044)   (2,099)        55     4,429     4,276        153
FHLB advances...........    9,336    10,639     (1,303)    2,271     2,190         81
                          -------   -------   --------   -------   -------    -------
  Total interest
   expense..............  $ 8,397   $10,347   $ (1,950)  $ 5,378   $ 5,485    $  (107)
                          =======   =======   ========   =======   =======    =======
CHANGE IN NET INTEREST
 INCOME.................  $11,219   $ 3,230   $  7,989   $ 4,838   $ 3,212    $ 1,626
                          =======   =======   ========   =======   =======    =======

--------
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

  The provision for loan losses was $5.4 million for 1998 compared to $5.6 million in 1997 and $4.4 million in 1996. The decrease of $232 thousand or 4% from 1997 reflects the Bank's stable asset quality. The composition of the Bank's loan portfolio continues to shift away from residential mortgage loans to commercial real estate and business loans. This shift was the predominant factor in the increased provision when comparing 1997 to 1996. The Bank has an ongoing effort to improve loan quality through the implementation of more stringent underwriting parameters and administration procedures, and aggressively pursuing collection efforts with troubled debtors. These efforts have resulted in lower net chargeoffs and a continued decline in non-performing loans.

  The increase in the provision for loan losses of $1.2 million or 27% from 1996 is due primarily to an increase in gross loan balances to $949.5 million at December 31, 1997 from $874.6 million at December 31, 1996. The increase in the provision during 1997 also coincides with the Bank's transition from a traditional savings bank to a full-service commercial bank and reflects a shift in the composition of the loan portfolio from residential mortgage loans to commercial real estate and business loans. At December 31, 1997, residential single family mortgage loans represented 38% of the Bank's total loan portfolio compared to 49% at December 31, 1996. Conversely, at December 31, 1997, commercial real estate and business loans represented 43% of the Bank's total loan portfolio compared to 33% at December 31, 1996.

Noninterest Income

 Components of Noninterest Income

                                                                1998  1997 1996
                                                                ----- ---- ----
                                                                 (In millions)
   Loan fees................................................... $ 2.4 $1.7 $1.8
   Branch fees.................................................   2.6  2.1  1.7
   Letters of credit fees and commissions......................   2.8  1.2  0.5
   Net gains on sales of securities............................   1.3  2.7  0.5
   Other.......................................................   0.9  0.8  1.1
                                                                ----- ---- ----
   Total....................................................... $10.0 $8.5 $5.6
                                                                ===== ==== ====

  Noninterest income increased $1.5 million or 18% to $10.0 million during 1998. Branch fees increased $488 thousand or 23% primarily due to higher revenues generated from wire transfer operations and increased analysis charges related to commercial deposit accounts. The $701 thousand or 42% increase in loan fees is attributed primarily to increased servicing fee income as well as higher revenues from sales of loans in the secondary market. Letters of credit fees and commissions, which are generated from the issuance of standby letters of credit as well as activities related to the Bank's trade finance operations, increased $1.6 million or 139%. Partially offsetting these increases in fees and service charges is a $1.4 million decline in net gains on sales of securities.

  Comparing 1997 to 1996, noninterest income increased $2.9 million or 52% to $8.5 million, primarily due to an increase in net gains on sales of securities of $2.2 million. Other contributions included an increase in various fees and service charges relating to standby letters of credit, wire transfer operations and analysis charges on commercial deposit accounts. Partially offsetting these increases is a decline in other operating income of $314 thousand due primarily to gains recorded from the sale of approximately $25 million of COFI-based loans during 1996.


Noninterest Expense

 Components of Noninterest Expense

                                                             1998   1997  1996
                                                             -----  ----- -----
                                                               (In millions)
   Compensation and employee benefits....................... $17.3  $15.7 $12.9
   Net occupancy............................................   5.0    4.6   4.1
   Data processing..........................................   1.2    1.2   1.1
   Amortization of intangibles..............................   1.2    1.2   1.2
   Amortization of affordable housing investments...........   1.0    0.2    --
   Deposit insurance premiums and regulatory assessments....   0.8    0.1   2.7
   SAIF recapitalization assessment.........................    --     --   7.0
   Other real estate owned (OREO) operations, net...........  (0.4)   0.3   1.1
   Other....................................................   6.5    5.7   5.0
                                                             -----  ----- -----
     Total.................................................. $32.6  $29.0 $35.1
                                                             =====  ===== =====

  Noninterest expense increased $3.6 million or 13% in 1998 compared to 1997. Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expenses. Compensation and employee benefits increased $1.6 million or 10% due primarily to the hiring of additional personnel in line with the Bank's overall growth, as well as the impact of normal salary and cost increases for existing employees. The increase in occupancy expenses of $328 thousand or 7% reflects the opening of a new branch in Milpitas, California in August 1998; a full year of operations for the Cupertino, California branch which was opened in September 1997; as well as the impact of normal rent adjustments in existing leases. The

$807 thousand increase in amortization of affordable housing investments reflects a full year of amortization for 1998. These investments were purchased during the latter part of 1997. Deposit insurance premiums increased $677 thousand or 457% from 1997 to 1998 due to a partial refund received in 1997 amounting to $495 thousand of the $7.0 million one-time SAIF assessment paid in 1996. No such refunds were received during 1998. Expenses related to OREO operations decreased $680 thousand or 227% during 1998 primarily due to a decrease in loss writedowns and an increase in rental income collected on OREO properties. Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, and legal expenses. Increases in other operating expenses can be attributed to the overall growth of the Bank.

  Comparing 1997 to 1996, noninterest expense decreased $6.1 million or 17% primarily due to the payment of the $7.0 million one-time SAIF recapitalization assessment during 1996. Directly correlated to the payment of this assessment, the Bank's annual deposit insurance premium decreased, which to a large extent, accounts for the $2.6 million decrease in deposit insurance premiums from 1996 to 1997. As previously mentioned, the Bank also received a $495 thousand partial refund of this special assessment during 1997 which further contributed to the decrease in deposit insurance premiums.

  Compensation and employee benefits increased $2.8 million or 22% from $12.9 million during 1997, primarily due to the hiring of additional personnel as evidenced by the increase in the number of full-time equivalent employees to 365 from 329 as of December 31, 1997 and 1996, respectively. This was compounded by the impact of normal salary and cost increases related to existing employees. Occupancy expenses increased $536 thousand or 13% due to the opening of a new branch office in Cupertino in September 1997, purchases of various software packages, and increases in depreciation and amortization expenses related to premises and equipment. Expenses from OREO operations decreased $761 thousand or 72% primarily due to a decrease in OREO loss writedowns of $290 thousand and an increase in net gains on sales of OREO properties of $252 thousand. Increases in advertising and public relations, telephone and postage, bank and item processing charges, and other operating expenses can be attributed to the overall growth of the Bank.

Provision for Income Taxes

  The provision for income taxes increased $2.4 million or 32% during 1998 mainly as a direct result of higher pretax income partially offset by the utilization of tax credits from affordable housing investments amounting to $1.7 million. The 1998 provision of $9.7 million reflects an effective tax rate of 34.9% compared to provisions of $7.3 million in 1997 and $2.5 million in 1996, representing effective tax rates of 40.0% and 43.7%, respectively.

Balance Sheet Analysis

  The Bank's total assets at December 31, 1998 were $2.06 billion, an increase of $323.8 million or 19% over December 31, 1997. The asset growth was reflected in all categories of interest-earning assets with the exception of lower-yielding federal funds sold and securities purchased under agreements to resell. Mortgage-backed securities available for sale and loans receivable reflected the largest growth, increasing by $307.6 million and $165.7 million, respectively. The asset growth was primarily funded by an increase of $352.0 million in FHLB advances and an increase in total deposits of $57.9 million, partially offset by a decrease in short-term borrowings of $106.0 million.

Investment Securities

  Income from investing activities provides a significant portion of the Bank's total income. Management generally maintains an investment portfolio with adjustable rates and relatively short maturities to minimize overall interest rate risk. The Bank has a substantial investment in residential mortgage-backed securities, consisting primarily of adjustable-rate pass-through certificates issued by GNMA, FHLMC and FNMA. As of December 31, 1998, the carrying value of mortgage-backed securities totaled $682.4 million, or 33% of total assets which included 78% with adjustable rates. The mortgage-backed securities portfolio also contains pass-through certificates issued by private issuers. At December 31, 1998, the Bank held $1.6 million, $266.3 million, $296.5 million, and $118.0 million of mortgage-backed securities issued by GNMA, FHLMC, FNMA, and private issuers, respectively. At December 31, 1998, $158.2 million in mortgage-backed securities were pledged as collateral for public funds.

  The Bank's entire investment portfolio was classified as available-for-sale at December 31, 1998, with the exception of equity investments in the Federal Home Loan Bank . Management believes it has the ability to hold all its investments until maturity; maintaining the entire investment portfolio as available-for-sale allows the investment portfolio to be used as a tool to provide additional liquidity beyond that of normal principal and interest payments. It also allows for a restructuring of the investment portfolio should market or other economic factors indicate the need to do so.

  The following table sets forth the carrying value of the Bank's investment portfolio, including equity investments in the FHLB for each of the past three years. At December 31, 1998, the market value of the Bank's investment portfolio totaled $715.3 million.

                                                          At December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (In thousands)
   U.S. Treasury.................................... $    --  $    --  $ 50,120
   U.S. Government agency...........................                      5,000
   Mortgage-backed securities.......................  682,436  374,810  351,348
   FHLB stock.......................................   32,874   13,881   10,074
                                                     -------- -------- --------
     Total investment securities.................... $715,310 $388,691 $416,542
                                                     ======== ======== ========

  Mortgage-backed securities of $682.4 million as of December 31, 1998 represents an increase of $307.6 million or 82% compared to the December 31, 1997 balance of $374.8 million. During 1998, the Bank sold mortgage-backed securities with total carrying value of $278.2 million as a result of increasing prepayments prompted by falling interest rates. The Bank recorded net gains on sale of $1.3 million from these transactions. Proceeds from the sale of these securities, along with funds obtained from lower-cost callable FHLB advances, were used to purchase additional mortgage-backed securities with more attractive yields. Furthermore, $35.9 million of COFI-based adjustable rate loans were securitized through FNMA during 1998. No gain or loss was recorded upon securitization.

  The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of the Bank's investment securities portfolio at December 31, 1998.

                                                                  After Five Years
                                            After One Year But       But Within
                          Within One Year   Within Five Years         Ten Years      After Ten Years       Total
                          ----------------  -------------------   -----------------  ----------------- --------------
                           Amount   Yield    Amount     Yield      Amount    Yield    Amount   Yield    Amount  Yield
                          -------- -------  ---------  --------   --------- -------  --------- ------- -------- -----
                                                         (Dollars in thousands)
U.S. Treasury...........  $     --     --%   $      --        --% $      --     --%  $      --    --%  $     --   --%
U.S. Government agency..        --     --           --        --         --     --          --    --         --   --
Mortgage-backed
 securities.............     3,985   5.36           --        --     15,481   6.08     662,970  6.05    682,436 6.05
Other...................        --     --           --        --         --     --      32,874  3.64     32,874 3.64
                          --------           ---------            ---------          ---------         --------
 Total..................    $3,985   5.36           --        --    $15,481   6.08    $695,844  5.94   $715,310 5.94
                          ========           =========            =========          =========         ========

Loans

  The Bank offers a broad range of products designed to meet the credit needs of its borrowers. The Bank's principal lending activities consist of residential mortgage loans, multifamily real estate loans, commercial real estate loans, construction loans, commercial and trade finance loans, and consumer loans. Net loans receivable at December 31, 1998 totaled $1.10 billion, representing an increase of $165.7 million or 18% from December 31, 1997. This increase reflects, in large part, the replacement of short-term investments in favor of higher yielding assets.

  The composition of the net growth in loans includes increases in commercial real estate loans of $89.8 million; construction loans of $51.9 million; and commercial loans, including trade finance products, of $84.9 million. Collectively, these increases in commercial loan products represent a 52% increase over year-end 1997 balances. Partially offsetting the increases in these loan categories is a decline of $86.0 million in single family residential loans, resulting primarily from the securitization of approximately $35.9 million of COFI-based loans through FNMA. These activities are consistent with the Bank's ongoing strategy of restructuring its balance sheet to be more reflective of a commercial bank and to reduce its interest rate risk exposure.

  The following table provides the composition of the Bank's loan portfolio at the end of each of the past five years:

                                                              December 31,
                         -------------------------------------------------------------------------------------------
                                1998               1997              1996              1995              1994
                         ------------------- ----------------- ----------------- ----------------- -----------------
                           Amount    Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent
                         ----------  ------- --------  ------- --------  ------- --------  ------- --------  -------
                                                         (Dollars in thousands)
Real estate loans:
  Residential, one to
   four units........... $  270,444    24.2% $356,478    37.5% $425,270    48.7% $474,192    60.4% $532,647    63.4%
  Residential,
   multifamily..........    167,545    15.0   144,147    15.2   141,649    16.2   150,333    19.1   159,093    18.9
  Commercial and
   industrial real
   estate...............    358,850    32.0   269,028    28.3   214,599    24.5   142,423    18.1   133,643    15.9
  Construction..........     78,922     7.0    27,020     2.8    11,607     1.3     2,151     0.3     2,829     0.3
                         ----------   -----  --------   -----  --------   -----  --------   -----  --------   -----
    Total real estate
     loans..............    875,761    78.2   796,673    83.8   793,125    90.7   769,099    97.9   828,212    98.5
                         ----------   -----  --------   -----  --------   -----  --------   -----  --------   -----
Other loans:
  Business, commercial..    223,318    20.0   138,408    14.6    71,672     8.2    11,880     1.5     5,411     0.7
  Automobile............      4,972     0.4     5,259     0.6     3,877     0.4       840     0.1     1,849     0.2
  Other consumer........     15,156     1.4     9,137     1.0     5,953     0.7     3,680     0.5     5,143     0.6
                         ----------   -----  --------   -----  --------   -----  --------   -----  --------   -----
    Total other loans...    243,446    21.8   152,804    16.2    81,502     9.3    16,400     2.1    12,403     1.5
                         ----------   -----  --------   -----  --------   -----  --------   -----  --------   -----
      Total gross
       loans............  1,119,207   100.0%  949,477   100.0%  874,627   100.0%  785,499   100.0%  840,615   100.0%
                                      =====             =====             =====             =====             =====
Unearned fees, premiums
 and
 discounts, net.........     (2,122)           (2,354)           (1,903)             (288)             (129)
Allowance for loan
 losses.................    (16,506)          (12,273)          (10,084)           (8,735)          (14,515)
                         ----------          --------          --------          --------          --------
    Loans receivable,
     net................ $1,100,579          $934,850          $862,640          $776,476          $825,971
                         ==========          ========          ========          ========          ========

  Residential Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four unit residential properties located in the Bank's primary lending area. At December 31, 1998, $270.4 million or 24% of the loan portfolio was secured by one-to-four family residential real estate mortgages, compared to $356.5 million or 38% at December 31, 1997. The decrease in residential mortgage loans reflects the Bank's strategy of de-emphasizing the origination of single family mortgage loans for its portfolio. Under the Bank's current lending strategy, substantially all new fixed-rate single family residential loans are sold into the secondary market.

  Multifamily and Commercial Real Estate Loans. The Bank has historically originated a limited number of mortgage loans secured by multifamily and commercial real estate as part of its business operations. In recent years the Bank has increased its emphasis on such lending activities. While real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial loans. Multifamily and commercial real estate loans accounted for $167.5 million or 15% and $358.9 million or 32%, respectively, of the Bank's loan portfolio at December 31, 1998. At year-end 1997, multifamily and commercial real estate loans amounted to $144.1 million or 15% and $269.0 million or 28%, respectively.

  Construction Loans. The Bank offers loans to finance the construction of income-producing or owner-occupied buildings. The Bank limits its exposure in construction loans to no more than 25% of total loans. At December 31, 1998, construction loans accounted for $78.9 million or 7% of the Bank's loan portfolio. This compares with $27.0 million or 3% of the loan portfolio at December 31, 1997.

  Commercial Loans. The Bank finances small and middle-market businesses in a wide spectrum of industries throughout California. The Bank offers commercial loans for working capital, accounts receivable and inventory lines. At December 31, 1998, commercial loans accounted for $118.2 million or 11% of the Bank's loan portfolio compared to $74.2 million or 8% at December 31, 1997.

  Trade Finance. In 1994, the Bank introduced a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. Total fee income generated from trade finance activities has grown significantly from $26 thousand in 1994 to $1.4 million in 1998. A substantial portion of this business involves California-based customers engaged in import activities. To the Bank's best knowledge, these activities have not been adversely affected to a significant degree by the recent economic crisis in Asia. The Bank currently has no extensions of credit to foreign or overseas customers.

  At December 31, 1998, loans to finance international trade totaled $105.1 million or 9% of the Bank's loan portfolio. Of this amount, approximately 98% was made to borrowers on the import side of international trade. At December 31, 1997, such loans amounted to $64.2 million or 7% of the Bank's loan portfolio. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated.

  Affordable Housing. The Bank is engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which generally are eligible for federal low income housing tax credits. As of December 31, 1998, the Bank had outstanding $138.1 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $66.6 million as of year-end 1997, representing a $71.5 million or 107% increase. Credit facilities for individual projects generally range in size from $2 million to $10 million.

  The following table presents the maturity schedule of the Bank's loan portfolio at December 31, 1998. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $9.8 million are included in the within one year category:

                                                             More
                                                After One    than
                                        Within  But Within   Five
                                       One Year Five Years  Years     Total
                                       -------- ---------- -------- ----------
                                                   (In Thousands)
   Residential, one to four units..... $ 16,937  $ 25,244  $228,263 $  270,444
   Residential, multifamily...........    9,266    42,096   116,183    167,545
   Commercial and industrial real
    estate............................   62,028   246,337    50,485    358,850
   Construction.......................   78,922       --        --      78,922
   Business, commercial...............  194,985    27,054     1,279    223,318
   Other consumer.....................    4,298     3,444    12,386     20,128
                                       --------  --------  -------- ----------
     Total............................ $366,436  $344,175  $408,596 $1,119,207
                                       ========  ========  ======== ==========

  As of December 31, 1998, excluding nonaccrual loans, outstanding loans scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

                                                After One
                                        Within  But Within More than
                                       One Year Five Years Five Years   Total
                                       -------- ---------- ---------- ----------
                                                    (In Thousands)
   Total fixed rate................... $128,196  $ 92,549   $18,808   $  239,553
   Total variable rate................  845,378    13,043    11,471      869,892
                                       --------  --------   -------   ----------
     Total............................ $973,574  $105,592   $30,279   $1,109,445
                                       ========  ========   =======   ==========

Nonperforming Assets

  Loans are continually monitored by management and the Board of Directors. The Bank's policy is to place a loan on nonaccrual status if either (i) principal or interest payments are past due in excess of 90 days; or (ii) the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income based upon management's assessment of the collectibility of the account. Nonaccrual loans totaled $9.8 million at December 31, 1998, compared to $8.5 million at year-end 1997. The $1.3 million increase is primarily due to a $4.2 million construction loan and $2.5 million in commercial loans that were placed on nonaccrual status during 1998. It is management's opinion that a large portion of these loans will be repaid according to their contractual terms. These increases in nonaccrual loans compared to the prior year were offset in part by $742 thousand in loan payoffs and $4.7 million of nonaccrual loans that were transferred to other real estate owned.

  Restructured loans or loans that have had their original terms modified totaled $5.9 million at December 31, 1998, representing a $1.6 million reduction from the $7.5 million reported at December 31, 1997. The decrease in restructured loans is primarily due to the payoff of a $1.2 million loan previously classified as restructured.

  Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate or other collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in fair value of the OREO after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and gains and losses on disposal, are reported as noninterest expense. OREO totaled $4.6 million and $3.2 million at December 31, 1998 and 1997, respectively. Additions to OREO totaled $4.7 million for 1998, including two commercial real estate properties with combined book values of $3.1 million. The Bank sold sixteen OREO properties with a total book value of $3.0 million during 1998. The Bank is actively marketing the remaining properties.

  The following table sets forth nonperforming loans, restructured loans and other real estate owned at the end of each of the past five years:

                                               December 31,
                                  -------------------------------------------
                                   1998     1997     1996     1995     1994
                                  -------  -------  -------  -------  -------
                                          (Dollars in thousands)
Nonaccrual loans................. $ 9,762  $ 8,490  $11,613  $ 7,496  $13,682
Loans past due 90 days or more
 but not on nonaccrual...........     129    2,403      206      --       904
                                  -------  -------  -------  -------  -------
  Total nonperforming loans......   9,891   10,893   11,819    7,496   14,586
                                  -------  -------  -------  -------  -------
Restructured loans...............   5,936    7,487    5,485    7,604   12,724
Other real estate owned, net.....   4,600    3,217    3,491    6,388    8,197
                                  -------  -------  -------  -------  -------
  Total nonperforming assets..... $20,427  $21,597  $20,795  $21,488  $35,507
                                  =======  =======  =======  =======  =======
Total nonperforming assets to
 total assets....................    0.99%    1.25%    1.28%    1.57%    2.69%
Allowance for loan losses to
 nonperforming loans.............  166.88   112.67    85.32   116.53    99.51
Nonperforming loans to total
 gross loans.....................    0.88     1.15     1.35     0.95     1.74

  At December 31, 1998 and 1997, the Bank had classified $10.0 million and $17.6 million, respectively, of its loans as impaired, with specific reserves of $350 thousand and $1.6 million, respectively. Charge-offs related to impaired loans totaled $1.6 million and $2.9 million for 1998 and 1997, respectively. A significant portion of the impaired loans, 67% at December 31, 1998 and 81% at December 31, 1997, were secured by real estate. The Bank's average recorded investment in impaired loans for the years ended December 31, 1998 and 1997 was $10.5 million and $18.8 million, respectively. During 1998 and 1997, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.1 million and $1.4 million, respectively. Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $890 thousand and $1.1 million during 1998 and 1997, respectively.

Allowance for Loan Losses

  A certain degree of risk is inherent in the extension of credit. The allowance for loan losses is maintained at a level considered by management to be commensurate with the estimated known and inherent risks in the existing portfolio. Management performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Bank determines the level of the allowance for loan losses, and correspondingly, the provision for loan losses based upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans, and other relevant data. While management believes that the allowance for loan losses is adequate at December 31, 1998, future additions to the allowance will be subject to continuing evaluation of inherent risks in the loan portfolio.

  At December 31, 1998, the allowance for loan losses amounted to $16.5 million, or 1.47% of total loans, compared to $12.3 million, or 1.29% of total loans, at December 31, 1997. The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                At or for the Year Ended December 31,
                            --------------------------------------------------
                               1998       1997      1996      1995      1994
                            ----------  --------  --------  --------  --------
                                        (Dollars in thousands)
Allowance balance at
 beginning of period......  $   12,273  $ 10,084  $  8,735  $ 14,515  $ 14,846

Provision for loan
 losses...................       5,356     5,588     4,398     6,200     4,155

Actual charge-offs:
  1-4 family residential
   real estate............         196       469       530     1,666       823
  Multifamily real
   estate.................         588     1,595     1,919     5,251     2,316
  Commercial and
   industrial real
   estate.................          60     1,079       985     5,350       410
  Business, commercial....       1,689       986        92       --        140
  Automobile..............         130         5        28        27        67
  Other...................           3         2        17        46       850
                            ----------  --------  --------  --------  --------
    Total charge-offs.....       2,666     4,136     3,571    12,340     4,606
                            ----------  --------  --------  --------  --------
Recoveries:
  1-4 family residential
   real estate............         172        12        49       --          3
  Multifamily real
   estate.................           1       275       174        35       --
  Commercial and
   industrial real
   estate.................         845       385       284       164       --
  Business, commercial....         480        41         3       --         90
  Automobile..............          45        19         9         9        14
  Other...................         --          5         3       152        13
                            ----------  --------  --------  --------  --------
    Total recoveries......       1,543       737       522       360       120
                            ----------  --------  --------  --------  --------
      Net charge-offs.....       1,123     3,399     3,049    11,980     4,486
                            ----------  --------  --------  --------  --------
Allowance balance at end
 of period................  $   16,506  $ 12,273  $ 10,084  $  8,735  $ 14,515
                            ==========  ========  ========  ========  ========
Average loans
 outstanding..............  $1,004,277  $915,202  $819,868  $814,970  $806,659
                            ==========  ========  ========  ========  ========
Total loans outstanding at
 end of period............  $1,119,207  $949,477  $874,627  $785,499  $840,615
                            ==========  ========  ========  ========  ========



Net charge-offs to average
 loans....................        0.11%     0.37%     0.37%     1.47%     0.56%
Allowance for loan losses
 to total gross
 loans at end of year.....        1.47      1.29      1.15      1.11      1.73
Provision for loan losses
 to net chargeoffs........        4.77      1.64      1.44      0.52      0.93

  The provision for loan losses totaled $5.4 million for the year ended December 31, 1998 compared to $5.6 million for the year ended December 31, 1997. The decline reflects the Bank's stable asset quality. Net charge-offs totaled $1.1 million for 1998, a significant reduction from $3.4 million for 1997. As a percentage of average loans outstanding , net charge-offs were 0.11% and 0.37%, respectively, for the years ended December 31, 1998 and 1997.

  The Bank uses several methodologies to test the overall adequacy of the allowance. The two primary methodologies, the classification migration model and the individual loan review analysis methodology, provide the basis for determining the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses. The Bank also performs an analysis to quantify the potential impact on asset quality created by customer preparedness or lack thereof to "Year 2000" technology requirements.

  The change in charters in June 1995 to a commercial business bank from a federally insured savings bank began a transition in the Bank's balance sheet from a traditional residential real estate lender to a full service commercial bank. As a result of this transition, the Bank developed various methodologies to estimate allowance requirements based on both historical and current exposure estimates. The Bank's overall approach is not to place undue reliance on historical losses nor decrease estimated reserves to better coincide with actual observed net losses. Although net charge-offs have declined since 1995, they are primarily attributable to assets that were booked prior to the Bank's conversion to a commercial bank.

  The classification migration model utilizes net losses incurred by the Bank during the preceding five years in conjunction with current asset classifications to extrapolate loss factors for various loan categories in determining an estimated allowance requirement. The individual loan review analysis method provides a more contemporaneous assessment of the portfolio by incorporating individual asset evaluations prepared by the Bank's credit administration department. Loans are reviewed at least annually and more frequently if warranted by circumstances. Real estate loans and commercial business loans not subject to individual loan review as well as out-of-cycle individually reviewed loans are monitored based on problem loan indicators such as loan payment and property tax status. The estimated exposure and subsequent charge-offs that result from these individual loan reviews provide the basis for loss factors assigned to the various loan categories.

  The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                                    At December 31,
                          ------------------------------------------------------------------------
                           1998     %     1997     %     1996     %     1995    %     1994     %
                          ------- -----  ------- -----  ------- -----  ------ -----  ------- -----
                                                     (In Thousands)
1-4 family residential
real estate.............  $   500  24.2% $   894  37.5% $   996  48.7% $1,327  60.4% $ 2,829  63.5%
Multifamily real
estate..................    2,435  15.0    3,022  15.2    3,445  16.2   3,298  19.1    5,113  18.9
Commercial and
industrial real estate..    1,373  32.0    1,059  28.3    2,044  24.5   2,772  18.1    5,920  15.9
Construction............    2,339   7.0      404   2.8       66   1.3      23   0.3      249   0.3
Business, commercial....    7,679  20.0    5,249  14.6    1,357   8.2     377   1.5      128   0.6
Automobile..............       45   0.4       33   0.6       27   0.4       6   0.1       28   0.2
Consumer and other......       22   1.4       32   1.0       23   0.7      19   0.5       62   0.6
Year 2000 exposure......      600            --             --            --             --
Other risks.............    1,513          1,580          2,126           913            186
                          ------- -----  ------- -----  ------- -----  ------ -----  ------- -----
  Total.................  $16,506 100.0% $12,273 100.0% $10,084 100.0% $8,735 100.0% $14,515 100.0%
                          ======= =====  ======= =====  ======= =====  ====== =====  ======= =====

  The allowance for loan losses of $16.5 million at December 31, 1998 exceeded the Bank's estimated allowance requirement by $2.1 million based on the results of the classification migration and the individual loan review analysis methodologies. The estimated allowance requirement as of December 31, 1998 is $14.4 million compared to $10.7 million as of December 31, 1997. Increased loan volume, changes in portfolio composition, and the implementation of minimum loss factors to compensate for the relative risk associated with the restructuring of the balance sheet were the primary factors contributing to the increase in the allocated portion of the allowance from 1997 to 1998. Total nonperforming assets declined marginally from year-end 1997 to year-end 1998, and are not anticipated to increase materially in the near future.

  During 1998, the Bank earmarked $600 thousand of the unallocated allowance to absorb any potential exposure to "Year 2000" issues. The remaining $1.5 million unallocated allowance at year-end 1998 is comparable to the $1.6 million unallocated allowance at year-end 1997. These amounts represent 9% and 13% of the total allowance for loan losses at December 31, 1998 and 1997, respectively. The effects of various conditions, which include existing general economic and business conditions, credit quality trends, collateral values, loan volumes and concentrations, and the seasoning of the portfolio, cannot be directly measured in the determination of the allowance requirement. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Consequently, management has deemed it prudent to maintain the unallocated portion of the allowance to compensate for the estimation risk associated with the classification migration and the individual loan review analysis methodologies.

FUNDING SOURCES

Deposits

  The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 66% of the deposit portfolio at December 31, 1998 compared to 70% at year-end 1997. Non-time deposits--including noninterest bearing demand accounts, interest-bearing checking accounts, savings deposits, and money market accounts--accounted for 34% of the deposit portfolio at December 31, 1998 compared to 30% at December 31, 1997. While the Bank does not solicit brokered certificates of deposits, it held $3.7 million and $3.6 million of brokered deposits at December 31, 1998 and 1997, respectively. The Bank's market strategy is based on its reputation as a community bank that provides quality products and personal customer service.

  Deposits of $1.29 billion at December 31, 1998, represented an increase of $57.9 million or 5% over December 31, 1997. The increase in deposits is comprised primarily of increases in noninterest-bearing demand accounts of $35.9 million or 53%, money market accounts of $18.4 million or 87% and savings accounts of $13.5 million or 7%. These increases in non-time deposit accounts are partially offset by a decline in time deposits of $10.5 million or 1%. The increase in noninterest-bearing demand accounts is largely attributable to new commercial demand accounts reflecting a growth of $26.4 million or 60% from $43.7 million to $70.1 million at December 31, 1997 and 1998, respectively. Similarly, the increase in money market accounts is almost entirely due to the increase in commercial accounts, while $6.2 million, representing a 40% increase, of the growth in savings accounts is attributable to commercial accounts. This reflects the Bank's concentrated effort in increasing the volume of low-cost transaction accounts, which generate higher fee income and are less costly as a source of funds compared to time deposits.

  Although time deposits posted a net decrease in 1998 compared to 1997, public deposits continued its growth trend increasing $46.6 million or 75% to $109.2 million as of December 31, 1998 from $62.6 million as of December 31, 1997. The balance of public deposits at year-end 1998 is comprised almost entirely of deposits from the State of California. The growth in public deposits was more than offset by runoffs on higher rate retail customer certificates of deposits.

  Time deposits greater than $100 thousand totaled $386.9 million and accounted for 30% of the deposit portfolio at December 31, 1998. These accounts had a weighted average interest rate of 4.87% at December 31, 1998 and consisted primarily of deposits by consumers and public funds. The following table provides the remaining maturities at December 31, 1998 of time deposits greater than $100 thousand (in thousands):

       3 months or less............................................... $249,105
       Over 3 months through 6 months.................................   60,586
       Over 6 months through 12 months................................   64,062
       Over 12 months.................................................   13,712
                                                                       --------
         Total........................................................ $386,925
                                                                       ========

Borrowings

  The Bank regularly uses short-term borrowings and FHLB advances to manage the liquidity position of the balance sheet. Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase. Short-term borrowings decreased from $139.0 million as of December 31, 1997 to $33.0 million as of December 31, 1998. The following table provides information on short-term borrowings for the periods indicated:

                                                        At December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (In thousands)
   Average balance outstanding during the
    period.......................................  $119,638  $157,054  $ 79,492
   Maximum amount outstanding at any month-end
    during
    the period...................................  $191,635  $300,000  $244,000
   Weighted average interest rate during the
    period.......................................      5.66%     5.61%     5.51%
   Total short-term borrowings at period end.....  $ 33,000  $139,000  $244,000
   Weighted average interest rate at period end..      5.75%     6.08%     5.64%

  This decrease of $106.0 million or 76% represents the replacement of repurchase agreements with callable FHLB advances as a source of funds, partially accounting for the $352.0 million or 167% increase in FHLB advances over the same period. Mortgage-backed securities that were previously pledged against repurchase agreements and certain real estate loans are pledged against FHLB advances. Because callable advances have a quarterly call feature that enables the FHLB to call the advances due once per quarter, they are more inexpensive than traditional FHLB advances and provide a stable alternative to short-term borrowings. As of December 31, 1998, $241.0 million or 43% of the total $563.0 million FHLB advances were callable. At December 31, 1998 and 1997, FHLB advances had a weighted average interest rate of 4.95% and 5.64%, respectively. Approximately 48% or $272 million of outstanding FHLB advances at December 31, 1998 had remaining maturities greater than one year.

Capital

  At December 31, 1998, stockholders' equity totaled $150.8 million, an increase of $18.3 million or 14% from $132.6 million as of December 31, 1997. The increase is due primarily to net income of $18.0 million, enhanced by a net decrease in unrealized losses on available-for-sale securities of $250 thousand.

  Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At December 31, 1998, the Bank's

Tier 1 and total capital ratios were 10.3% and 11.4%, respectively, compared to 12.2% and 13.4% , respectively, at year-end 1997. During 1998, due to the Company's high capital level, investments securities purchases funded by FHLB advances were transacted to leverage the balance sheet, achieving a positive spread with minimal interest rate risk.

  The following table compares the Company's actual capital ratios at December 31, 1998, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                       Minimum        Well
                                           East West  Regulatory  Capitalized
                                            Bancorp  Requirements Requirements
                                           --------- ------------ ------------
   Total Capital (to Risk-Weighted
    Assets)...............................   11.4%       8.0%         10.0%
   Tier 1 Capital (to Risk-Weighted
    Assets)...............................   10.3        4.0           6.0
   Tier 1 Capital (to Average Assets).....    7.4        4.0           5.0

ASSET LIABILITY AND MARKET RISK MANAGEMENT

Liquidity

  Liquidity management involves the Bank's ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers' credit needs and ongoing repayment of borrowings. The Bank's liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Bank, including adequate cash flow for off-balance sheet instruments.

  The Bank's primary sources of liquidity are derived from financing activities which include the acceptance of customer deposits, federal funds facilities, repurchase agreement facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of eligible loans. As a means of augmenting its liquidity, the Bank has established federal funds lines with two correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 1998, the Bank's available borrowing capacity include approximately $46 million in repurchase arrangements and $35 million in federal funds line facilities. Management believes its liquidity sources to be stable and adequate.

  The Bank uses cash flows primarily to fund originations of loans and purchases of investment securities. At December 31, 1998, management was not aware of any information that would result in or that was reasonably likely to have a material effect on the Bank's liquidity position.

  The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For 1998, East West Bank declared dividends amounting to $73 thousand to East West Bancorp, Inc. As of December 31, 1998, approximately $32.2 million of undivided profits of the Bank was available for dividends to the Company.

Interest Rate Sensitivity Management

  The Bank's success is largely dependent upon its ability to manage interest rate risk, which is the impact of adverse fluctuations in interest rates on the Bank's net interest income and net portfolio value. Although in the normal course of business the Bank manages other risks, such as credit and liquidity risk, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Bank's financial condition and results of operations.

  The fundamental objective of the asset liability management process is to manage the Bank's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Bank's strategy is formulated by the Asset/Liability Committee, which coordinates with the Board of Directors to monitor the Bank's overall asset and liability composition. The Committee meets regularly to evaluate, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on its available-for-sale portfolio (including those attributable to hedging transactions), purchase and securitization activity, and maturities of investments and borrowings.

  The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 1998, assuming a parallel shift of 100 to 200 basis points in both directions:

    Change in Interest Rates        Net Interest Income          Net Portfolio Value
         (Basis Points)                Volatility (1)               Volatility (2)
    ------------------------        -------------------          -------------------
              +200                          4.5 %                        (7.7)%
              +100                          4.4 %                        (1.1)%
              -100                          (4.6)%                       (4.8)%
              -200                          (9.3)%                      (11.0)%

--------
(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus the net portfolio value in the various rate scenarios.

  All interest-earning assets, interest-bearing liabilities and derivative contracts are included in the interest rate sensitivity analysis at December 31, 1998. At December 31, 1998, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

  The primary analytical tool used by the Bank to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The model also incorporates prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources. Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves. The model factors in projections of anticipated activity levels by Bank product line and takes into account the Bank's increased ability to control rates offered on deposit products in comparison to its ability to control rates on adjustable-rate loans tied to published indices.

  The following table provides the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of December 31, 1998. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                             Expected Maturity or Repricing Date by Year
                          ------------------------------------------------------
                                                                          After               Fair value at
                            1999     2000     2001     2002      2003     2003      Total     Dec 31, 1998
                          --------  -------  -------  -------  --------  -------  ----------  -------------
                                                    (Dollars in thousands)
Assets:
Short-term investments..  $124,000  $   --   $   --   $   --   $    --   $   --   $  124,000   $  124,000
 Weighted average rate..      5.82%     -- %     -- %     -- %      -- %     -- %       5.82%
Investment securities
 available-for-sale
 (fixed rate)...........  $ 45,855  $31,741  $21,956  $15,176  $ 10,482  $23,210  $  148,420   $  148,255
 Weighted average rate
  ......................      6.47%    6.47%    6.47%    6.47%     6.47%    6.46%       6.47%
Investment securities
 available-for-sale
 (variable rate)........  $534,304  $   --   $   --   $   --   $    --   $   --   $  534,304   $  534,181
 Weighted average rate
  ......................      6.01%     -- %     -- %     -- %      -- %     -- %       6.01%
Total gross loans.......  $993,680  $46,152  $25,217  $17,867  $ 16,133  $20,158  $1,119,207   $1,129,881
 Weighted average rate..      8.01%    7.98%    8.42%    8.37%     8.40%    8.23%       8.03%
Liabilities:
Checking accounts.......  $ 78,923  $   --   $   --   $   --   $    --   $   --   $   78,923   $   78,923
 Weighted average rate..      1.15%     -- %     -- %     -- %      -- %     -- %       1.15%
Money market accounts...  $ 39,536  $   --   $   --   $   --   $    --   $   --   $   39,536   $   39,536
 Weighted average rate..      2.93%     -- %     -- %     -- %      -- %     -- %       2.93%
Savings deposits........  $219,390  $   --   $   --   $   --   $    --   $   --   $  219,390   $  219,390
 Weighted average rate..      1.79%     -- %     -- %     -- %      -- %     -- %       1.79%
Time deposits...........  $813,869  $35,050  $   552  $   677  $    737  $ 1,085  $  851,970   $  852,045
 Weighted average rate..      4.72%    5.74%    5.80%    5.41%     5.08%    6.25%       4.76%
Short-term borrowings...  $ 33,000  $   --   $   --   $   --   $    --   $   --   $   33,000   $   33,016
 Weighted average rate..      5.75%     -- %     -- %     -- %      -- %     -- %       5.75%
FHLB advances...........  $291,000  $17,000  $   --   $   --   $255,000  $   --   $  563,000   $  565,115
 Weighted average rate..      4.77%    5.71%     -- %     -- %     5.09%     -- %       4.95%

  Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for deposits with no stated maturity dates. The Bank utilizes assumptions supported by documented analyses for the expected maturities of its loans and repricing of its deposits. It also relies on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from the Bank's expectations based on historical experience.

  The fair values of short-term investments approximate their book values due to their short maturities. The fair values of available for sale securities are based on bid quotations from third party data providers. The fair values of loans are estimated for portfolios with similar financial characteristics and takes into consideration discounted cash flows based on expected maturities or repricing dates utilizing estimated market discount rates as projected by third party data providers.

  Transaction deposit accounts, which include checking, money market and savings accounts, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of short-term borrowings approximates book value due to their short maturities. The fair value of FHLB advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities.

  The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. Derivative positions are integral components of the Bank's asset/liability management strategy. Therefore, the Bank does not believe it is meaningful to separately analyze the derivatives components of its risk management activities in isolation from their related positions. The Bank uses derivative instruments, primarily interest rate swap and cap agreements, as part of its management of asset and liability positions in connection with its overall goal of minimizing the impact of interest rate fluctuations on the Bank's net interest margin or its stockholders' equity. These contracts are entered into for purposes of reducing the Bank's interest rate risk and not for trading purposes.

  Interest rate swaps were designated for purposes of converting fixed rate loans to floating rate assets while interest rate cap agreements were designated as hedges against certain securities in the available-for-sale portfolio. The total gross notional amount of the interest rate swaps on December 31, 1998 was $28.5 million. The net unrealized loss of the swap agreement portfolio was $1.5 million compared to net unrealized loss of $941 thousand on December 31, 1997. This increase of approximately $577 thousand in net unrealized loss reflects a decrease in interest rates when comparing December 31, 1998 to December 31, 1997.

  Interest rate caps are used as hedges against market fluctuations in the Bank's available-for-sale securities portfolio. The total gross notional amount of interest rate cap agreements on December 31, 1998 was $36.0 million. The net unrealized loss of the cap agreement portfolio was $580 thousand compared to net unrealized loss of $569 thousand on December 31, 1997. These cap agreements are primarily linked to the three-month LIBOR.

  The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts on December 31, 1998. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                 Expected Maturity
                          -----------------------------------
                                                                                    Average
                                                        After          Unrealized  Expected
                          1999  2000   2001     2002    2002   Total   Gain (Loss) Maturity
                          ----  ----  -------  -------  ----- -------  ----------- ---------
                                             (Dollars in thousands)
Interest rate swap
 agreements:
Notional amount.........  $--   $--   $10,000  $18,500   $--  $28,500    $(1,518)  3.5 Years
Weighted average receive
 rate...................   --%   --%     5.69%    5.70%   --%    5.70%
Weighted average pay
 rate...................   --%   --%     6.46%    6.45%   --%    6.46%

Interest rate cap
 agreements:
Notional amount.........  $--   $--   $18,000  $18,000   $--  $36,000    $  (580)  3.1 Years
LIBOR cap rate..........   --%   --%     6.50%    7.00%   --%    6.75%

Year 2000

  Many computer programs were designed and developed using only two digits in date fields, resulting in the inability to recognize the year 2000 or years thereafter. This "Year 2000" issue creates risks for the Bank from unforseen or unanticipated problems in its internal computer systems as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers, and vendors. Failures of these systems or untimely corrections could have a material adverse impact on the Bank's ability to conduct its business and results of operations.

  The Bank's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Bank has formed a Year 2000 committee comprised of certain of the Bank's officers to address the "Year 2000" issue. The committee's Year 2000 plan includes holding awareness seminars; evaluating existing hardware, software, ATMs, vaults, alarm systems, communication systems, and other electrical devices; testing critical application programs and systems, both internally and externally; establishing a contingency plan; and upgrading hardware and software as necessary.

  As of December 31, 1998, the Bank has successfully completed the awareness and assessment phases of the Year 2000 plan and is currently in the remediation, testing and validation phases of the plan. The plan is on schedule. All of the Bank's critical systems were programmed, serviced or provided by outside system vendors. The systems that were identified in the assessment phase as critical to the Bank's operations have been remediated and substantially tested by the end of 1998, and will be certified as compliant by the end of the first quarter of 1999. This meets the Federal Financial Institutions Examination Council's ("FFIEC") time frame for year 2000 progress. The Bank has been reviewing and coordinating relationships with vendors, borrowers, and other third parties to ensure that their systems will be "Year 2000" compliant. The vendors have informed the Bank that their "Year 2000" projects are on schedule and progress is being monitored by Bank personnel. The Bank has made arrangements with another outside vendor to assume the data processing of the Bank in the event the current vendor does not meet this schedule. In addition, as discussed below, manual data processing of business functions is part of the Bank's contingency plan.

  In addition to these software applications, much of the Bank's hardware and network infrastructure will need to be replaced as part of the "Year 2000" plan. The Bank has developed a detailed project plan for the replacement. The principal elements are the replacement of the router network and the replacement or upgrading of personal computers. The router network has already been replaced and the replacement or upgrading of personal computers is expected to be completed by June 30, 1999. The hardware and network infrastructure replacement cost of $510 thousand represents the largest portion of the "Year 2000" plan initial total budget of $882 thousand. The Bank has incurred $417 thousand in "Year 2000" expenses to date. In January 1999, the budget was updated and now totals $1.0 million.

  Non-information technology systems are expected to function well in 2000 and beyond; none have been identified with "Year 2000" problems. The Bank's environmental systems have been reviewed by the Bank's administrative services personnel and vendor indications have been received in writing for all such systems. In addition, the Bank is seeking a written indication of "Year 2000" compliance from the local energy company. No such indications have been received from the telecommunications companies on which the Bank depends.

  An expected reasonable "worst case" scenario is that, notwithstanding the testing and certification of all the Bank's critical systems beforehand, a problem is discovered in the year 2000 that impacts the core accounting systems. In this event, the Bank would be required to perform many business functions manually until such time as the responsible vendor corrects the problem. Such manual processing of functions is provided for in the Bank's contingency plans, which are currently being reviewed by the Bank. The contingency plan provides for changing outside vendors if current vendors cannot meet their schedules to be "Year 2000" compliant and for manual processing and other action by the Bank in the event a problem is not discovered in a critical system that has previously been tested and certified as compliant. The target date for the completion of this review is March 31, 1999 and is currently on schedule. In October 1998, the Bank tested the transition from computer-performed operations to "offline" manual operations at all branch locations. The test was conducted while an outside vendor shut down the Bank's system to perform "Year 2000" repairs. During the shut down, the transition to manual procedures worked as planned. Other elements of the Bank's contingency plan will be tested during 1999, as is the case with wire transfer operations which were successfully tested at the Bank's offsite contingency location during January 1999.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

  For quantitative and qualitative disclosures regarding market risks in the Company's portfolio, see, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Liability and Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For financial statements of the Company, see "Supplementary Financial Information," and "Consolidated Financial Statements and Notes," including the "Independent Auditor's Report" thereon, in the 1998 Annual Report, which is incorporated herein by reference. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Election of Directors" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K. For information concerning executive officers of the Company, see "ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and Management is incorporated by reference from the sections entitled "Principal Shareholders," and "Election of Directors" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

  (1) The following financial statements included in the registrant's 1998 Annual Report to Shareholders are incorporated herein by reference. Page number references are to the 1998 Annual Report to Shareholders.

                                                                           Page
                                                                           ----
   East West Bancorp, Inc. and Subsidiary:
   Report of Management..................................................   41
   Independent Auditors' Report..........................................   42
   Consolidated Balance Sheets at December 31, 1998 and 1997.............   43
   Consolidated Statements of Income for the Years Ended December 31,
    1998, 1997, and 1996.................................................   44
   Consolidated Statements of Changes in Stockholders' Equity for the
    Years Ended December 31, 1998, 1997, and 1996........................   45
   Consolidated Statements of Cash Flows for the Years Ended December 31,
    1998, 1997 and 1996..................................................   46
   Notes to Consolidated Financial Statements............................   48

  (2) The following additional information for the years 1998, 1997 and 1996 is submitted herewith:

  All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

  (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the last quarter of 1998.

  (c) Exhibits

                             REPORT OF MANAGEMENT

To our Shareholders:

  The management of East West Bancorp, Inc. is responsible for the accompanying financial statements and all other financial information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts which are based on management's best estimates and judgments and give due consideration to materiality. All other financial information appearing throughout this Annual Report is presented in a manner consistent with the financial statements.

  Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the financial statements, and that assets are safeguarded from unauthorized use. The systems of controls are continually monitored by the internal auditors. Management believes that, as of December 31, 1998, the internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the financial statements and related financial information contained in the Annual Report.

  The Board of Directors oversees management's internal control and financial reporting responsibilities through its Audit Committee, which is comprised entirely of outside directors. The Audit Committee meets periodically with management and internal and independent auditors to assure that each is carrying out their responsibilities.

  The financial statements have been audited by independent auditors Deloitte & Touche LLP. Their role is to render an independent professional opinion on management's financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards.

Dominic Ng                                     Julia Gouw
Chairman, President and                        Executive Vice President and
Chief Executive Officer                        Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
 East West Bancorp, Inc. and Subsidiaries
San Marino, California

We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

February 2, 1999
Los Angeles, California

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                            (In thousands)
Assets
------
Cash and cash equivalents..............................  $  161,131  $  347,601
Investment securities available for sale, at fair value
 (with amortized cost of $683,335 and $376,138 at
 December 31, 1998 and 1997, respectively).............     682,436     374,810
Loans receivable, net of allowance for loan losses of
 $16,506 and $12,273 at December 31, 1998 and 1997,
 respectively..........................................   1,100,579     934,850
Investment in Federal Home Loan Bank stock, at cost....      32,874      13,881
Other real estate owned................................       4,600       3,217
Real estate investment.................................      18,602      14,388
Premises and equipment, net............................      23,406      24,192
Premiums on deposits acquired, net.....................       2,648       3,692
Excess of purchase price over fair value of net assets
 acquired, net.........................................       3,590       3,787
Accrued interest receivable and other assets...........      28,294      13,921
                                                         ----------  ----------
  TOTAL................................................  $2,058,160  $1,734,339
                                                         ==========  ==========
Liabilities and Stockholders' Equity
------------------------------------
Customer deposit accounts..............................  $1,292,937  $1,235,072
Securities sold under agreements to repurchase.........      33,000     139,000
Federal Home Loan Bank advances........................     563,000     211,000
Notes payable..........................................       1,820       1,615
Accrued expenses and other liabilities.................      12,871       9,461
Deferred income taxes..................................       1,259       2,781
                                                         ----------  ----------
  Total liabilities....................................   1,904,887   1,598,929
                                                         ----------  ----------
FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE
 PRICE, NET............................................       2,443       2,858
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
 Authorized -- 50,000,000 shares
 Issued and outstanding -- 23,775,000 shares...........          24          24
Additional paid in capital.............................     109,976     109,976
Accumulated other comprehensive losses:
 Unrealized losses on securities, net of tax...........        (888)     (1,138)
Retained earnings......................................      41,718      23,690
                                                         ----------  ----------
  Total stockholders' equity...........................     150,830     132,552
                                                         ----------  ----------
  TOTAL................................................  $2,058,160  $1,734,339
                                                         ==========  ==========

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                         ---------------------------------------
                                             1998          1997        1996
                                         ------------  ------------ ------------
                                         (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
  Loans receivable, including fees...... $     85,806  $     72,577 $    62,706
  Investment securities available for
   sale.................................       40,902        34,515      34,170
                                         ------------  ------------ -----------
    Total interest and dividend income..      126,708       107,092      96,876
                                         ------------  ------------ -----------

INTEREST EXPENSE
  Customer deposit accounts.............       49,499        48,394      49,716
  Federal Home Loan Bank advances.......       14,777         5,441       3,170
  Federal funds purchased and securities
   sold under agreements to repurchase..        6,767         8,811       4,382
                                         ------------  ------------ -----------
    Total interest expense..............       71,043        62,646      57,268
                                         ------------  ------------ -----------

NET INTEREST INCOME.....................       55,665        44,446      39,608
PROVISION FOR LOAN LOSSES...............        5,356         5,588       4,398
                                         ------------  ------------ -----------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES............................       50,309        38,858      35,210
                                         ------------  ------------ -----------

NONINTEREST INCOME
  Loan fees.............................        2,389         1,688       1,779
  Branch fees...........................        2,579         2,091       1,702
  Letters of credit fees and
   commissions..........................        2,785         1,166         453
  Net gains on sales of investment
   securities available for sale........        1,320         2,717         492
  Amortization of fair value of net
   assets acquired in excess of purchase
   price................................          415           415         415
  Other operating income................          539           416         730
                                         ------------  ------------ -----------
    Total noninterest income............       10,027         8,493       5,571
                                         ------------  ------------ -----------

NONINTEREST EXPENSE
  Compensation and employee benefits....       17,281        15,732      12,884
  Net occupancy.........................        4,974         4,646       4,110
  Data processing.......................        1,245         1,239       1,069
  Amortization of premiums on deposits
   acquired and excess of purchase price
   over fair value of net assets
   acquired.............................        1,241         1,241       1,241
  Deposit insurance premiums and
   regulatory assessments...............          825           148       2,721
  SAIF recapitalization assessment......          --            --        7,040
  Other real estate owned operations,
   net..................................         (380)          300       1,061
  Other operating expenses..............        7,440         5,704       4,963
                                         ------------  ------------ -----------
    Total noninterest expense...........       32,626        29,010      35,089
                                         ------------  ------------ -----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES..................................       27,710        18,341       5,692
PROVISION FOR INCOME TAXES..............        9,682         7,330       2,486
                                         ------------  ------------ -----------
NET INCOME.............................. $     18,028  $     11,011 $     3,206
                                         ============  ============ ===========


BASIC AND DILUTED EARNINGS PER SHARE.... $       0.76  $       0.46 $      0.13
AVERAGE NUMBER OF SHARES OUTSTANDING....       23,775        23,775      23,775

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Accumulated
                                Additional      Other                                 Total
                         Common  Paid-In    Comprehensive  Retained Comprehensive Stockholders'
                         Stock   Capital   Income (Losses) Earnings    Income        Equity
                         ------ ---------- --------------- -------- ------------- -------------
                                                     (In thousands)
BALANCE, JANUARY 1,
 1996...................  $24    $109,976      $(1,183)    $ 9,473                  $118,290
Comprehensive income
 Net income for the
  year..................                                     3,206     $ 3,206         3,206
 Other comprehensive
  income, net of tax
   Net change in
    unrealized losses on
    securities, net of
    tax.................                           879                     879           879
                                                                       -------
Comprehensive income....                                                 4,085
                          ---    --------      -------     -------     -------      --------
BALANCE, DECEMBER 31,
 1996...................   24     109,976         (304)     12,679                   122,375
Comprehensive income
 Net income for the
  year..................                                    11,011      11,011        11,011
 Other comprehensive
  income, net of tax
   Net change in
    unrealized losses on
    securities, net of
    tax.................                          (834)                   (834)         (834)
                                                                       -------
Comprehensive income....                                                10,177
                          ---    --------      -------     -------     -------      --------
BALANCE, DECEMBER 31,
 1997...................   24     109,976       (1,138)     23,690                   132,552
Comprehensive income
 Net income for the
  year..................                                    18,028      18,028        18,028
 Other comprehensive
  income, net of tax
   Net change in
    unrealized losses on
    securities, net of
    tax.................                           250                     250           250
                                                                       -------
Comprehensive income....                                               $18,278
                          ---    --------      -------     -------     -------      --------
BALANCE, DECEMBER 31,
 1998...................  $24    $109,976      $  (888)    $41,718                  $150,830
                          ===    ========      =======     =======                  ========

                                                         1998    1997    1996
                                                        ------  ------  ------
                                                           (In thousands)
Disclosure of reclassification amount for December 31:
Unrealized holding gains arising during period, net of
 tax expense of $595 in 1998, $531 in 1997, and $897
 in 1996..............................................  $1,109  $  797  $1,156
Less: Reclassification adjustment for gains included
 in net income, net of tax expense of $461 in 1998,
 $1,086 in 1997, and $215 in 1996.....................    (859) (1,631)   (277)
                                                        ------  ------  ------
Net change in unrealized losses on securities, net of
 tax (expense) or benefit of ($134) in 1998, $555 in
 1997, and ($682) in 1996.............................  $  250  $ (834) $  879
                                                        ======  ======  ======

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................. $  18,028  $  11,011  $   3,206
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net amortization of premiums..............     2,377      1,166      2,101
    Depreciation and amortization.............     2,162      2,019      1,658
    Net loan fees deferred....................     2,377      1,529      2,030
    Deferred tax provision....................    (1,690)    (1,633)     1,347
    Provision for loan losses.................     5,356      5,588      4,398
    Provision for other real estate owned
     losses...................................       341        412        702
    Net gains on sales of investment
     securities and other assets..............    (2,685)    (3,729)    (1,613)
    Federal Home Loan Bank stock dividends....      (921)      (641)      (559)
    Proceeds from sale of loans held for
     sale.....................................    92,729     73,205     88,849
    Originations of loans held for sale.......   (91,987)   (62,885)   (55,409)
    Increase in accrued interest receivable
     and other assets.........................   (14,373)      (934)    (4,498)
    Increase in accrued expenses and other
     liabilities..............................     3,410        420      1,080
                                               ---------  ---------  ---------
      Total adjustments.......................    (2,904)    14,517     40,086
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................    15,124     25,528     43,292
                                               ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net disbursements of loans..................  (169,644)  (128,184)  (113,451)
  Purchase of:
    Premises and equipment....................    (1,389)    (2,365)    (2,439)
    Federal Home Loan Bank stock..............   (18,072)    (3,166)       --
    Loans.....................................   (41,230)    (8,098)   (14,438)
    Investment securities available for sale..  (883,989)  (638,295)  (459,601)
    Real estate investment....................    (3,411)   (12,983)       --
  Proceeds from sale, maturity, redemption or
   repayment of:
    Investment securities available for sale..   612,182    714,207    406,593
    Premises and equipment....................        13          3         75
    Interest-bearing deposits in other banks..       --         --          98
    Other real estate owned...................     1,695      5,194      5,527
  Principal repayments on foreclosed
   properties.................................       --           4        118
                                               ---------  ---------  ---------
      Net cash used in investing activities...  (503,845)   (73,683)  (177,518)
                                               ---------  ---------  ---------

                                                                     (Continued)

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                              --------------------------------
                                                 1998        1997       1996
                                              -----------  ---------  --------
                                                      (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits..................... $    57,865  $  52,186  $ 25,417
  Proceeds from Federal Home Loan Bank
   advances..................................   4,150,821    313,397       --
  Repayment of Federal Home Loan Bank
   advances..................................  (3,798,820)  (157,397)   (6,000)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase..................    (106,000)  (105,000)  224,309
  Repayment of notes payable on real estate
   investment................................      (1,615)       --        --
                                              -----------  ---------  --------
      Net cash provided by financing
       activities............................     302,251    103,186   243,726
                                              -----------  ---------  --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.................................    (186,470)    55,031   109,500
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR........................................     347,601    292,570   183,070
                                              -----------  ---------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR....... $   161,131  $ 347,601  $292,570
                                              ===========  =========  ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................. $    70,565  $  61,677  $ 57,156
  Income tax payments, net...................      10,225     10,050     1,389
  Noncash investing and financing activities:
    Other real estate acquired through
     foreclosure.............................       4,706      6,710     5,754
    Loans made to facilitate sales of other
     real estate owned.......................       1,488      1,690     2,368
    Mortgage loans held to maturity
     securitized to investment securities
     available for sale......................      35,875     43,466       --
    Real estate investment acquired through
     notes payable...........................       1,820      1,615       --
    Net change in unrealized losses on
     securities, net of tax..................         250       (834)      879


                See notes to consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  East West Bancorp, Inc., a registered bank holding company (the "Company"), offers a full range of banking services to individuals and small to large businesses through its subsidiary bank, East West Bank and its subsidiaries (the "Bank"), which operates 23 branches located throughout California. The Company specializes in financing international trade and lending for commercial, construction, and residential real estate projects. The Company's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

  In June 1998, the Articles of Incorporation of the Bank were amended to decrease the authorized common shares of the Bank from 200,000,000 shares to 50,000,000 shares. The amendment was made in conjunction with the 118,875 for 550,000 reverse stock split effective June 11, 1998.

  On June 12, 1998, previous shareholders of the Bank sold all of the Bank's common stock to various institutional and accredited investors. No person or group of persons acting in concert was permitted to purchase more than 9.9% of the number of outstanding shares of the Bank's common stock immediately after the sale. Since there was not a control group in this transaction, generally accepted accounting principles did not require the assets and liabilities of the Bank to be revalued.

  On August 27, 1998, at the direction of the Board of Directors of the Bank, the Company was incorporated under the laws of the State of Delaware for the purpose of becoming a bank holding company by acquiring all of the outstanding common stock of the Bank. This reorganization, which was accounted for in a manner similar to a pooling of interests and completed on December 30, 1998, will provide the Company with greater operating and financial flexibility and permit expansion into a broader range of financial services and other business activities.

  Basis of Presentation -- The consolidated financial statements are prepared in accordance with generally accepted accounting principles and general practices within the banking industry and have been restated for the reorganization. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Principles of Consolidation -- The financial statements include the accounts of the Company and the Bank. All material intercompany transactions and accounts have been eliminated in consolidation.

  Investment Securities -- Investment securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effect, excluded from operations and reported as a separate component of other comprehensive income. Amortization of premiums and accretion of discounts on debt securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

  Derivative Financial Instruments -- The Company is a party to certain derivative transactions, including interest rate swaps and interest rate caps. These contracts are entered into for purposes of reducing the Company's interest rate risk and not for trading purposes.

  Interest rate swaps are entered into for the purposes of modifying the interest rate characteristics of certain loans within the Company's loan portfolio. The interest rate swaps involve no exchange of principal either at

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES inception or upon maturity; rather, they involve the periodic exchange of interest payments arising from an underlying notional principal amount. Interest rate swaps are accounted for using settlement accounting and are reported at their initial cost, and unrealized gains or losses resulting from changes in their fair value are not recorded in the financial statements. Revenues or expenses associated with these agreements are accounted for on an accrual basis and are recognized as an adjustment to interest income on loans receivable, based on the interest rates currently in effect for such contracts.

  The Company purchased interest rate caps for purposes of hedging against fluctuations in the fair value of the Company's investment securities available-for-sale portfolio. The interest rate caps involve the payment of a one-time premium to a counterparty who, if interest rates rise above a predetermined level, will make payments to the Company at an agreed-upon rate for the term of the agreement or until such time as interest rates fall below the cap level. The premiums paid for the interest rate caps are amortized to interest income on investments over the term of the agreements. The interest rate caps are reported at their estimated fair value, with unrealized gains and losses recognized as a separate component of other comprehensive income (net of tax effects) consistent with the hedged securities. Amounts receivable on the cap agreements are accrued and recognized as interest income on investments.

  Upon termination or sale of a hedged item or if a hedge otherwise ceases to be effective, the related derivative financial instrument is accounted for at fair value, with resulting gains or losses being recorded in earnings, together with the gain or loss upon termination or sale of the hedged item, if applicable. If such derivative instruments are subsequently redesignated as a hedge, their fair value upon redesignation becomes their new cost basis which is amortized into income over the remaining life of the instrument.

  Loans Receivable -- Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Discounts or premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or the loan has been placed back on accrual status when the borrower has demonstrated the ability to repay the loan.

  Loans held for sale are carried at the lower of aggregate cost or market value. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans. A valuation allowance is established if the market value of such loans is lower than their cost and operations are charged for valuation adjustments.

  Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method.

  A loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.

  Provision and Allowance for Loan Losses -- The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management's judgment, is adequate to provide for probable losses after giving consideration to estimated losses on specifically identified impaired loans, as well as the characteristics of the loan portfolio, current economic conditions, past credit loss experience and such other factors as deserve current recognition in estimating credit losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

  Other Real Estate Owned -- Other real estate owned represents real estate acquired through foreclosure and is recorded at fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of the property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

  Real Estate Investment -- The Company owns seventeen different limited partnership interests in projects of affordable housing for lower income tenants. Four of the investments in which the Company has significant influence are recorded using the equity method of accounting. The remaining investments are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's tax returns.

  Premises and Equipment -- Company premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

   Buildings and building
    improvements...........  25 years
   Furniture, fixtures and
    equipment..............  3 to 10 years
   Leasehold improvements..  Term of lease or useful life, whichever is shorter

  Intangible Assets -- Excess of purchase price over fair value of net assets acquired and fair value of net assets acquired in excess of purchase price, also known as goodwill, are amortized using the straight-line method over 25 years. Premiums on deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized using the straight-line method over 10 years. Goodwill and premiums on deposits are assessed quarterly for other than temporary impairment and are written down for any permanent impairment identified.

  Stock of Federal Home Loan Bank of San Francisco -- As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Company is required to own common stock in the FHLB of San Francisco based upon the Company's balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

  Securities Sold Under Agreements to Repurchase -- The Company enters into sales of securities under repurchase agreements with primary dealers, which provide for the repurchase of the same security with

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES substantially the same terms as the security sold. The repurchase agreements are typically collateralized by mortgage-backed securities that are normally held by a third party custodian. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. These agreements are accounted for as financings, and the obligations of the Company to repurchase the securities are reflected as liabilities. The securities underlying the agreements remain in the asset accounts in the consolidated balance sheets.

  Income Taxes -- Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

  Related Party Transactions -- The Company has entered into certain related party transactions with its affiliates in the normal course of business. These transactions are conducted at market terms.

  Accounting for Stock-Based Compensation -- The Company accounts for its stock option plan under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its consolidated financial statements.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- The Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on a prospective basis beginning January 1, 1997. The Statement establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset(s) being sold or securitized is recognized as a gain or loss on sale. The adoption of the new Statement did not have a material impact on the consolidated financial position or results of operations of the Company.

  Earnings Per Share -- Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share, which establishes new requirements for computing and presenting earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that would be shared in earnings of the Company. All EPS presented have been restated in accordance with the provisions of SFAS No.
128. Further, the basic and diluted earnings per share and the presentation of common stock and additional paid in capital have been adjusted to reflect the 118,875 for 550,000 reverse stock split, which was effective June 11, 1998.

  Comprehensive Income -- Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Under the provisions of SFAS No. 130, an entity that provides a full set of financial statements is required to report comprehensive income in the presentation of its financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES comprehensive income but are excluded from net income as they have been recorded directly in equity under the provisions of other Financial Accounting Standard Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity, by identifying each element of other comprehensive income, including net income. All comparative financial statements presented reflect the application of the provisions of SFAS No. 130.

  Disclosures about Segments of an Enterprise and Related Information -- Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in both annual and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers.

RECENT ACCOUNTING PRONOUNCEMENTS

  Accounting for Derivative Instruments and Hedging Activities -- In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Management of the Company has not yet determined whether the adoption of this standard will have a material impact on the Company's results of operations or financial position when adopted.

  Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise -- In October 1998, SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued and is effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities, which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based on the company's ability and intent to sell or hold those investments. Management of the Company does not believe the statement will have a material impact on the Company's results of operations or financial position when adopted.

  Reclassifications -- Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

2. CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash, amounts due from banks, and short-term investments with maturities of less than three months. Short-term investments, which include federal funds sold and securities purchased under agreements to resell, are recorded at cost, which approximates market. Information concerning securities purchased under agreements to resell is summarized as follows:

                                                               1998      1997
                                                             --------  --------
                                                              (In thousands)
   Balance at year-end...................................... $124,000  $313,000
   Average balance during the year..........................  216,832   202,621
   Maximum month-end balance during the year................  263,700   322,000
   Weighted average interest rate during the year...........     5.82%     5.82%
   Weighted average interest rate at end of year............     5.82%     6.30%

  Securities purchased under agreements to resell are collateralized by mortgage-backed securities, mortgage or commercial loans. The collateral is normally held by a third party custodian. The purchase is overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

  At December 31, 1997, the Bank had a $13.0 million federal funds line commitment with an affiliate. This line was collateralized by loans with a total market value of 130% of the commitment amount. At December 31, 1997, $10.0 million of the line commitment had been drawn. This line was repaid during 1998.

  The Company is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve balance requirement was approximately $5.7 million and $3.8 million at December 31, 1998 and 1997, respectively.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

  An analysis of the available-for-sale investment securities portfolio is presented as follows:

                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                                   (In thousands)
   As of December 31, 1998
    Mortgage-backed securities....... $683,335     $471     $(1,370)  $682,436
   As of December 31, 1997
    Mortgage-backed securities....... $376,138     $188     $(1,516)  $374,810

  The scheduled maturities of investment securities available for sale at December 31, 1998 are presented as follows:

                                                                       Estimated
                                                             Amortized   Fair
                                                               Cost      Value
                                                             --------- ---------
                                                               (In thousands)
   Due within one year...................................... $  4,009  $  3,985
   Due after one year through five years....................      --        --
   Due after five years through ten years...................   15,471    15,481
   Due after ten years......................................  663,855   662,970
                                                             --------  --------
     Total.................................................. $683,335  $682,436
                                                             ========  ========

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.

  Proceeds from sales of securities during 1998, 1997 and 1996 were $279.5 million, $622.0 million and $290.9 million, respectively, with related gross realized gains of $1.4 million, $3.3 million and $1.0 million, and gross realized losses of $31 thousand, $543 thousand, and $482 thousand, respectively.

  At December 31, 1998 and 1997, investment securities with a carrying value of $636.3 million and $338.7 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances, interest rate swap agreements and for other purposes required or permitted by law.

4. DERIVATIVE FINANCIAL INSTRUMENTS

  Derivative positions are integral components of the Company's asset and liability management activities. Therefore, the Company does not believe it is meaningful to separately analyze the derivatives component of its risk management activities in isolation from related positions.

  The Company uses derivative instruments, primarily interest rate swap and cap agreements, as part of its management of asset and liability positions in connection with its overall goal of minimizing the impact of interest rate fluctuations on the Company's net interest margin or its stockholders' equity. Derivatives are used as hedges against market fluctuations in the Company's available-for-sale securities portfolio, and to effectively convert certain fixed rate commercial real estate loans to floating rate assets. At December 31, 1998 and 1997, all interest rate swaps were designated for purposes of converting fixed rate loans to floating rate, and interest rate cap agreements were designated as hedges against the available-for-sale securities portfolio.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  The following table reflects summary information on derivative contracts used to hedge the Company's interest rate risk as of December 31, 1998 and 1997. Amounts included in the estimated fair value column do not include gains or losses from changes in the value of the underlying asset or liability being hedged. Notional amounts are not exchanged but serve as a point of reference for calculating payments and do not represent exposure to credit or market risk. Amounts shown as unamortized premiums paid for interest rate swaps represent the cost basis of such instruments resulting from a prior mark-to-market adjustment upon sale of a previously hedged item, and subsequent redesignation to the current hedged item.

                                            December 31, 1998
                           ----------------------------------------------------
                                    Unamortized   Gross      Gross    Estimated
                           Notional   Premium   Unrealized Unrealized   Fair
                            Amount     Paid       Gains      Losses     Value
                           -------- ----------- ---------- ---------- ---------
                                              (In thousands)
Interest rate swap
 agreements:
  Maturing on November 13,
   2002, pay 6.31% fixed
   and receive 3-month
   LIBOR.................. $14,000     $382        $--       $(935)     $(553)
  Maturing on January 17,
   2002, pay 6.89%
   fixed and receive 3-
   month LIBOR............   4,500      --          --        (217)      (217)
  Maturing on October 10,
   2001, pay 6.46%
   fixed and receive 3-
   month LIBOR............  10,000      --          --        (366)      (366)

Interest rate cap
 agreements:
  Maturing on October 24,
   2002, 7.00%
   LIBOR cap..............  18,000      442         --        (354)        88
  Maturing on April 10,
   2001, 6.50%
   LIBOR cap..............  18,000      231         --        (226)         5

                                            December 31, 1997
                           ----------------------------------------------------
                                    Unamortized   Gross      Gross    Estimated
                           Notional   Premium   Unrealized Unrealized   Fair
                            Amount     Paid       Gains      Losses     Value
                           -------- ----------- ---------- ---------- ---------
                                              (In thousands)
Interest rate swap
 agreements:
  Maturing on November 13,
   2002, pay 6.31% fixed
   and receive 3-month
   LIBOR.................. $14,000     $478        $--       $(629)     $(151)
  Maturing on May 22,
   1998, pay 6.06%
   fixed and receive 3-
   month LIBOR............   8,000      --          --          (7)        (7)
  Maturing on January 17,
   2002, pay 6.89%
   fixed and receive 3-
   month LIBOR............   4,500      --          --        (146)      (146)
  Maturing on October 10,
   2001, pay 6.46%
   fixed and receive 3-
   month LIBOR............  10,000      --          --        (159)      (159)

Interest rate cap
 agreements:
  Maturing on October 24,
   2002, 7.00%
   LIBOR cap..............  18,000      559         --        (369)       190
  Maturing on April 10,
   2001, 6.50%
   LIBOR cap..............  18,000      330         --        (200)       130


  The estimated fair values of derivative financial instruments were determined using quoted market prices from dealers.

  The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties. The current credit exposure of derivatives is represented by the estimated fair value of contracts having positive fair values at the reporting date.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

  The following is a summary of loans receivable:

                                                               December 31
                                                           --------------------
                                                              1998       1997
                                                           ----------  --------
                                                             (In thousands)
   Real estate loans:
     Residential, one to four units....................... $  270,444  $356,478
     Residential, multifamily.............................    167,545   144,147
     Commercial and industrial real estate................    358,850   269,028
     Construction.........................................     78,922    27,020
                                                           ----------  --------
       Total real estate loans............................    875,761   796,673
                                                           ----------  --------
   Other loans:
     Business, commercial.................................    223,318   138,408
     Automobile...........................................      4,972     5,259
     Other consumer.......................................     15,156     9,137
                                                           ----------  --------
       Total other loans..................................    243,446   152,804
                                                           ----------  --------
         Total gross loans................................  1,119,207   949,477
   Unearned fees, premiums and discounts, net.............     (2,122)   (2,354)
   Allowance for loan losses..............................    (16,506)  (12,273)
                                                           ----------  --------
         Loans receivable, net............................ $1,100,579  $934,850
                                                           ==========  ========

  Loans held for sale were $9.0 million and 6.9 million at December 31, 1998 and 1997, respectively. These loans are accounted for at the lower of aggregate cost or market. Accrued interest on loans receivable amounted to $6.8 million and $5.6 million at December 31, 1998 and 1997, respectively.

  An analysis of the activity in the allowance for loan losses is as follows:

                                                      Year Ended December 31
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (In thousands)
   Balance, beginning of year........................ $12,273  $10,084  $ 8,735
   Provision for loan losses.........................   5,356    5,588    4,398
   Recoveries........................................   1,543      737      522
   Chargeoffs........................................  (2,666)  (4,136)  (3,571)
                                                      -------  -------  -------
   Balance, end of year.............................. $16,506  $12,273  $10,084
                                                      =======  =======  =======

  The following is a summary of interest foregone on nonaccrual and restructured loans for the years ended December 31:

                                                         1998    1997    1996
                                                        ------  ------  ------
                                                           (In thousands)
   Interest income that would have been recognized had
    the loans performed in accordance with their
    original terms..................................... $1,057  $1,403  $1,325
   Less: Interest income recognized on nonaccrual and
    restructured loans.................................   (890) (1,129)   (839)
                                                        ------  ------  ------
   Interest foregone on nonaccrual and restructured
    loans.............................................. $  167  $  274  $  486
                                                        ======  ======  ======

  There were no commitments to lend additional funds to borrowers whose loans are included above.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  The following table provides information on impaired loans for the periods indicated:

                                                    As of and for the Year
                                                             Ended
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
                                                        (In thousands)
   Recorded investment with related allowance...... $   745  $ 3,055  $ 1,432
   Recorded investment with no related allowance...   9,239   14,539   13,070
                                                    -------  -------  -------
     Total recorded investment.....................   9,984   17,594   14,502
   Allowance on impaired loans.....................    (350)  (1,550)    (256)
                                                    -------  -------  -------
     Net recorded investment in impaired loans..... $ 9,634  $16,044  $14,246
                                                    =======  =======  =======
   Average total recorded investment in impaired
    loans.......................................... $10,522  $18,763  $15,027

  Loans serviced for others amounted to approximately $195.5 million and $203.1 million at December 31, 1998 and 1997, respectively. Total loans serviced for an affiliate of the Bank totaled $2.9 million at December 31, 1997. Upon the change of ownership in June 1998, the Company continues to service loans for this former affiliate.

  Credit Risk and Concentration -- Substantially all of the Company's real estate loans are secured by real properties located in California. In addition, although most of the Company's trade finance activities are related to trade with Asia, all of the Company's loans are made to companies domiciled in the United States. Consequently, the Company does not believe it has significant credit exposure to economic conditions in Asia.

6. REAL ESTATE INVESTMENT

  The Company has invested in 17 limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the country. The Company's ownership in each limited partnership varies from 1% to 19.8%. Four of the investments are being accounted for using the equity method of accounting, since the Company exercises significant control over the partnership. The remaining investments are being amortized on a level yield method over the life of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15 year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

  The remaining federal tax credits to be utilized over a multiple-year period is $20.6 million as of December 31, 1998. The Company's usage of tax credits approximated $1.7 million and $337 thousand during 1998 and 1997, respectively. Investment amortization amounted to $1.0 million and $210 thousand for the years ended December 31, 1998 and 1997, respectively.

  Notes Payable -- The Company financed the purchase of certain real estate tax credits in partnerships of which multiple properties are currently under construction. This transaction was financed with nonrecourse notes which are collateralized by the Company's partnership interest in the real estate investment tax credits. The notes are payable upon demand and if defaulted, interest will be imposed at an annual rate equal to the lesser of 16% per annum or the higher rate permitted by applicable law. No interest is due if the notes are paid on demand. The Company has no liabilities in addition to the notes payable indicated above or any contingent liabilities to the partnership.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

7. PREMISES AND EQUIPMENT

  Premises and equipment consist of the following:

                                                                 December 31
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
                                                               (In thousands)
   Land....................................................... $ 9,796  $ 9,796
   Office buildings...........................................  11,084   11,084
   Leasehold improvements.....................................   2,595    2,201
   Furniture, fixtures and equipment..........................   9,731    8,989
                                                               -------  -------
                                                                33,206   32,070
   Accumulated depreciation and amortization..................  (9,800)  (7,878)
                                                               -------  -------
     Total.................................................... $23,406  $24,192
                                                               =======  =======

8. CUSTOMER DEPOSIT ACCOUNTS

  Customer deposit account balances are summarized as follows:

                                                                December 31
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                              (In thousands)
   Demand deposits........................................ $  103,118 $   67,258
   Checking accounts......................................     78,923     78,305
   Money market accounts..................................     39,536     21,152
   Savings deposits.......................................    219,390    205,872
                                                           ---------- ----------
                                                              440,967    372,587
                                                           ---------- ----------
   Time deposits:
     Less than $100,000...................................    465,045    500,031
     $100,000 or greater..................................    386,925    362,454
                                                           ---------- ----------
                                                              851,970    862,485
                                                           ---------- ----------
   Total deposits......................................... $1,292,937 $1,235,072
                                                           ========== ==========

  At December 31, 1998, the scheduled maturities of time deposits are as follows:

                                                      $100,000   Less
                                                         or      Than
                                                      Greater  $100,000  Total
                                                      -------- -------- --------
                                                            (In thousands)
   1999.............................................. $373,753 $428,185 $801,938
   2000..............................................   11,934   30,007   41,941
   2001..............................................    1,051    4,198    5,249
   2002..............................................      187      861    1,048
   2003 and thereafter...............................      --     1,794    1,794
                                                      -------- -------- --------
     Total........................................... $386,925 $465,045 $851,970
                                                      ======== ======== ========

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  Accrued interest payable was $582 thousand and $1.0 million at December 31, 1998 and 1997, respectively. Interest expense on customer deposits by account type is summarized as follows:

                                                         Year Ended December 31
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
                                                             (In thousands)
   Checking accounts.................................... $ 1,072 $ 1,173 $ 1,070
   Money market accounts................................   1,010     622     402
   Savings deposits.....................................   5,048   5,192   5,078
   Time deposits:
    Less than $100,000..................................  23,234  24,771  27,078
    $100,000 or greater.................................  19,135  16,636  16,088
                                                         ------- ------- -------
     Total.............................................. $49,499 $48,394 $49,716
                                                         ======= ======= =======

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Securities sold under agreements to repurchase generally mature within 90 days from the transaction date. Information concerning these agreements is summarized as follows:

                                                      Year Ended December 31
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                                                          (In thousands)
   Balance at year-end..............................  $    33,000  $   139,000
   Average balance during the year..................  $   118,588  $   157,054
   Highest month-end balance during the year........  $   191,635  $   300,000
   Weighted average interest rate during the year...         5.62%        5.61%
   Weighted average interest rate at end of year....         5.75%        6.08%
   Mortgage-backed securities underlying the
    agreements at
    year-end:
   Amortized cost...................................  $    37,240  $   147,167
   Estimated fair value.............................  $    37,225  $   146,832

10. FEDERAL HOME LOAN BANK ADVANCES

  FHLB advances and weighted average interest rates are summarized as follows:

                                                           December 31
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------
                                                          (In thousands)
   Maturing during Year Ending December 31,
    1998.......................................... $    --   -- % $180,000 5.61%
    1999..........................................  291,000 4.77    17,000 5.71
    2000..........................................   17,000 5.71    14,000 5.94
    2003..........................................  255,000 5.09       --   --
                                                   -------- ----  -------- ----
     Total........................................ $563,000 4.95% $211,000 5.64%
                                                   ======== ====  ======== ====

  Fixed interest rate advances amounted to $563.0 million and $165.0 million at December 31, 1998, and 1997, respectively. Variable interest rate advances amounted to $46.0 million at December 31, 1997. Some advances are secured by certain real estate loans with remaining principal balances of approximately $382.7 million and $434.7 million at December 31, 1998 and 1997, respectively.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

11. INCOME TAXES

  The provision for income taxes consists of the following components:

                                                       Year Ended December 31
                                                       ------------------------
                                                        1998     1997     1996
                                                       -------  -------  ------
                                                           (In thousands)
   Current income tax expense:
    Federal........................................... $ 8,801  $ 6,732  $1,419
    State.............................................   2,571    2,231    (280)
                                                       -------  -------  ------
     Total current....................................  11,372    8,963   1,139
                                                       -------  -------  ------
   Deferred income tax expense:
    Federal...........................................  (1,837)  (1,413)    390
    State.............................................     147     (220)    957
                                                       -------  -------  ------
     Total deferred...................................  (1,690)  (1,633)  1,347
                                                       -------  -------  ------
   Provision for income taxes......................... $ 9,682  $ 7,330  $2,486
                                                       =======  =======  ======

  The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                                 Year Ended
                                                                December 31
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
   Federal income tax provision at statutory rate............. 35.0% 35.0% 35.0%
   State franchise taxes, net of federal tax effect...........  6.4   7.1   7.7
   Low income housing tax credit.............................. (6.1) (1.8)  --
   Other, net................................................. (0.4) (0.3)  1.0
                                                               ----  ----  ----
   Effective income tax rate.................................. 34.9% 40.0% 43.7%
                                                               ====  ====  ====

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

                                                                December 31
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
                                                               (In thousands)
   Deferred tax liabilities:
     Core deposit premium.................................... $  1,998  $ 2,309
     Depreciation............................................    3,269    3,424
     FHLB stock dividends....................................    2,478    1,937
     Deferred loan fees......................................    3,099    2,312
     Other, net..............................................    1,701      794
                                                              --------  -------
       Total gross deferred tax liabilities..................   12,545   10,776
                                                              --------  -------
   Deferred tax assets:
     Bad debt deduction......................................   (6,359)  (2,883)
     Purchased loan discounts................................   (1,599)    (882)
     Deferred compensation accrual...........................     (553)    (551)
     California franchise tax................................     (894)    (746)
     Unrealized loss on securities...........................     (592)    (759)
     Other, net..............................................   (1,289)  (2,174)
                                                              --------  -------
   Total gross deferred tax assets...........................  (11,286)  (7,995)
                                                              --------  -------
       Net deferred tax liabilities.......................... $  1,259  $ 2,781
                                                              ========  =======

12. COMMITMENTS AND CONTINGENCIES

  Credit Extensions -- In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions; however, the commitments are a component of the allowance for loan losses.

  Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company uses the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. As of December 31, 1998 and 1997, undisbursed loan commitments amounted to $226.3 million and $157.2 million, respectively. In addition, the Company committed to fund mortgage loan applications in process amounting to $17.8 million and $14.4 million as of December 31, 1998 and 1997, respectively.

  Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 1998 and 1997, commercial and standby letters of credit totaled $182.8 million and $87.7 million, respectively.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  Litigation -- The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the ultimate outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.

  Lease Commitments -- The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $1.4 million, $1.1 million and $1.3 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  Future minimum rental payments under noncancelable leases are as follows:

   Year Ending December 31,
   ------------------------                                       (In thousands)
   1999..........................................................     $1,268
   2000..........................................................      1,250
   2001..........................................................        972
   2002..........................................................        894
   2003..........................................................        720
   Thereafter....................................................      2,835
                                                                      ------
     Total.......................................................     $7,939
                                                                      ======

  During December 1996, the Bank, as tenant, entered into a lease agreement with an affiliate for the Los Angeles Chinatown branch. The term of the lease is for a period of 15 years, with an option to extend for an additional term of 5 years. Rent expense relating to this lease totaled $56 thousand and $77 thousand for the years ended December 31, 1998 and 1997, respectively.

13. STOCKHOLDERS' EQUITY

 Stock Incentive Plan

  The Company adopted the 1998 Stock Incentive Plan (the "Plan") on June 25, 1998. Under the Plan, the Company may grant options not to exceed 1,902,000 shares of common stock over a ten-year period. The options awarded under the Plan are granted with a four-year or three-year vesting period and a ten-year contractual life. At December 31, 1998, 40,000 options had been granted to nonemployee directors under the Plan.

  A summary of the status of the Company's stock options as of December 31, 1998 and changes during the year ended December 31, 1998 is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                             ---------  --------
   Outstanding at beginning of year.........................       --    $  --
   Granted.................................................. 1,716,850    10.00
   Forfeited................................................    (1,700)   10.00
                                                             ---------   ------
   Outstanding at end of year............................... 1,715,150   $10.00
                                                             =========   ======
   Options exercisable at December 31, 1998.................      None

  The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan, and accordingly, no compensation cost has been recognized in the consolidated financial statements for the fair value of stock options granted. Had the Company determined compensation cost based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income of $18.0 million would have been reduced to the

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES pro forma amount of approximately $17.5 million. The reported basic and diluted EPS of $0.76 would have been reduced to the pro forma EPS of $0.74 for the year ended December 31, 1998.

  The weighted-average grant-date fair value of options granted during the year ended December 31, 1998 was $4.08. The fair value of the options was estimated using the Black-Scholes option-pricing model assuming a 0.12% annual dividend yield, an expected stock price volatility of 30.38%, a risk-free interest rate of 4.82% and an expected life of 6.5 years.

  The Company's basic earnings per share is equal to the diluted earnings per share due to the fact that the average market price of the options and warrants is less than their exercise price for the year ended December 31, 1998.

 Stock Purchase Plan

  The Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of the Company's common stock at a discount. The price at which each share covered by an option under the Purchase Plan may be purchased is the lower of (i) 85% of the fair market value of a share of the Company's common stock on the first day of the applicable option period, and (ii) 85% of the fair market value of a share of the Company's common stock on the last day of that option period. The Purchase Plan covers a total of 1,000,000 shares of the Company's common stock and the offering period will begin in April 1999.

 Warrants

  In connection with the securities offering and change in ownership of the Bank, warrants to purchase 475,500 shares of common stock of the Bank were issued to the placement agent in June 1998. The warrants are exercisable for a five-year period at an exercise price of $10 per share.

14. REGULATORY MATTERS

  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Federal Deposit Insurance Corporation ("FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

  As of December 31, 1998 and 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  The Bank's actual and required capital ratios at December 31, 1998 and 1997 are presented as follows:

                                                                  To Be Well
                                                                 Capitalized
                                                                 Under Prompt
                                                  For Capital     Corrective
                                                    Adequacy        Action
                                     Actual         Purposes      Provisions
                                 --------------  -------------- --------------
                                  Amount  Ratio   Amount  Ratio  Amount  Ratio
                                 -------- -----  -------- ----- -------- -----
                                                (In thousands)
   As of December 31, 1998:
   ------------------------
   Total Capital (to Risk-
    Weighted Assets)............ $164,429 11.4%  $115,145  8.0% $143,931 10.0%
   Tier I Capital (to Risk-
    Weighted Assets)............ $147,923 10.3%  $ 57,572  4.0% $ 86,359  6.0%
   Tier I Capital (to Average
    Assets)..................... $147,923  7.4%  $ 80,215  4.0% $100,269  5.0%

   As of December 31, 1997:
   ------------------------
   Total Capital (to Risk-
    Weighted Assets)............ $141,343 13.4%  $ 84,571  8.0% $105,714 10.0%
   Tier I Capital (to Risk-
    Weighted Assets)............ $129,070 12.2%  $ 42,286  4.0% $ 63,428  6.0%
   Tier I Capital (to Average
    Assets)..................... $129,070  8.0%  $ 64,677  4.0% $ 80,846  5.0%

15. EMPLOYEE BENEFIT PLAN

  The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 1998, 1997, and 1996, the Company contributed $400 thousand, $239 thousand, and $176 thousand, respectively.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                  December 31
                                  ---------------------------------------------
                                           1998                   1997
                                  ----------------------  ---------------------
                                   Carrying                Carrying   Estimated
                                  or Contract Estimated   or Contract   Fair
                                    Amount    Fair Value    Amount      Value
                                  ----------- ----------  ----------- ---------
                                                 (In thousands)
   Assets:
     Cash and cash equivalents..  $  161,131  $  161,131   $347,601   $347,601
     Investment securities
      available for sale........     682,436     682,436    374,810    374,810
     Loans receivable, net......   1,100,579   1,111,253    934,850    949,303
     FHLB stock.................      32,874      32,874     13,881     13,881
     Accrued interest
      receivable................      10,002      10,002      8,155      8,155
   Liabilities:
     Customer deposit accounts:
       Demand accounts..........  $  440,967  $  440,967   $372,587   $372,587
       Time deposits............     851,970     852,045    862,485    862,290
     Securities sold under
      agreements to repurchase..      33,000      33,016    139,000    139,025
     FHLB advances..............     563,000     565,115    211,000    211,084
     Accrued interest payable...       2,738       2,738      2,261      2,261

   Off-balance sheet financial
    instruments:
     Commercial letters of
      credit....................      14,954          19     13,260         17
     Standby letters of credit..     167,809       1,895     74,477      1,157
     Commitments to extend
      credit....................     226,344       1,066    157,221        909
     Derivatives:
       Interest rate swaps......         382      (1,136)       478       (463)
       Interest rate caps.......          93          93        320        320

  The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

  Cash and Cash Equivalents -- The carrying amounts approximate fair values due to the short-term nature of these instruments.

  Investment Securities and Derivative Instruments -- The fair value is based on quoted market price from securities brokers or dealers in the respective instruments.

  Loans and Accrued Interest Receivable -- Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for 15- and 30-year conventional loans as well as anticipated prepayment schedules. The fair values of adjustable rate mortgage loans are based upon discounted cash flows utilizing discount rates that approximate

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES the risk-adjusted pricing of available mortgage-backed securities having similar rates and repricing characteristics as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans. The carrying amount of accrued interest receivable approximates fair value due to its short term nature.

  FHLB Stock -- The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank at carrying value.

  Deposits and Accrued Interest Payable -- The fair values of deposits are estimated based upon the type of deposit products. Demand accounts, which include passbooks and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are based upon the contractual discounted cash flows estimated in current rate for the deposits over the remaining terms. The carrying amount of accrued interest payable approximates fair value due to its short term nature.

  Securities Sold Under Agreements to Repurchase -- The fair values are estimated by discounting the amounts contractually due under such agreements using the prevailing federal funds rate at each reporting date.

  FHLB Advances -- The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

  Commitments to Extend Credit, Commercial and Standby Letters of Credit -- The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparty's credit standing.

  The fair value estimates presented herein are based on pertinent information available to management as of each reporting date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17. RELATED PARTY TRANSACTIONS

  One of the Bank's directors is a guarantor of an extension of credit to two corporations in which the director is an executive officer and the beneficial owner of over 10% of a class of equity securities of the two corporations. At December 31, 1998, the total approved commitment amounted to $1.1 million with an outstanding balance of $987 thousand.

18. SEGMENT INFORMATION

  The Company has four reportable segments: retail banking, commercial lending, treasury and residential lending. The retail banking segment is responsible for generating retail and commercial loans and deposits from the 23 branch locations in California. The commercial lending segment generates commercial loans and deposits from its production offices in northern and southern California. The treasury department is responsible for managing the Company's investments, liquidity, and interest rate risk. Residential lending is responsible for the portfolio of single-family and multifamily loans.

  The Company's reportable segments are strategic business units that offer financial products and services. They are managed separately because the retail branches focus primarily on retail operations, but some of the

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES branches do generate commercial loans and deposits. The commercial lending segment specifically generates commercial loans and deposits by the efforts of commercial lending officers.

  Segment information for the year ended December 31, 1998 are as follows:

                          Retail   Commercial           Residential
                         Banking    Lending   Treasury    Lending   Adjustments   Total
                         --------  ---------- --------  ----------- ----------- ----------
                                                 (In thousands)
Interest income......... $ 17,036   $ 29,496  $ 40,901   $ 37,368    $  1,907   $  126,708
Charge for funds used...  (10,530)   (17,032)  (36,871)   (31,423)        --       (95,856)
                         --------   --------  --------   --------    --------   ----------
 Interest spread on
  funds used............    6,506     12,464     4,030      5,945       1,907       30,852
                         --------   --------  --------   --------    --------   ----------
Interest expense........  (43,253)    (1,324)  (26,466)       --          --       (71,043)
Credit on funds
 provided...............   61,317      1,950    32,589        --          --        95,856
                         --------   --------  --------   --------    --------   ----------
 Interest spread on
  funds provided........   18,064        626     6,123        --          --        24,813
                         --------   --------  --------   --------    --------   ----------
  Net interest income... $ 24,570   $ 13,090  $ 10,153   $  5,945    $  1,907   $   55,665
                         ========   ========  ========   ========    ========   ==========

Depreciation and
 amortization........... $  1,571   $    115  $      4   $     14    $    458   $    2,162
Segment profit..........    3,227     12,200     8,605      3,678         --        27,710
Segment assets..........  248,291    410,775   839,309    433,538     126,247    2,058,160

  Segment information for the year ended December 31, 1997 are as follows:

                          Retail   Commercial           Residential
                         Banking    Lending   Treasury    Lending   Adjustments   Total
                         --------  ---------- --------  ----------- ----------- ----------
                                                 (In thousands)
Interest income......... $  8,516   $ 16,822  $ 34,515   $ 46,067     $ 1,172   $  107,092
Charge for funds used...   (5,258)    (9,775)  (32,768)   (38,888)        --       (86,689)
                         --------   --------  --------   --------     -------   ----------
 Interest spread on
  funds used............    3,258      7,047     1,747      7,179       1,172       20,403
                         --------   --------  --------   --------     -------   ----------
Interest expense........  (47,895)      (500)  (14,251)       --          --       (62,646)
Credit on funds
 provided...............   66,098        956    19,635        --          --        86,689
                         --------   --------  --------   --------     -------   ----------
 Interest spread on
  funds provided........   18,203        456     5,384        --          --        24,043
                         --------   --------  --------   --------     -------   ----------
  Net interest income... $ 21,461   $  7,503  $  7,131   $  7,179     $ 1,172   $   44,446
                         ========   ========  ========   ========     =======   ==========

Depreciation and
 amortization........... $  1,421   $     98  $      4   $     19     $   477   $    2,019
Segment profit..........    2,706      4,454     7,135      4,046         --        18,341
Segment assets..........  136,072    303,999   715,291    509,757      69,220    1,734,339

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

  Segment information for the year ended December 31, 1996 are as follows:

                         Retail   Commercial           Residential
                         Banking   Lending   Treasury    Lending   Adjustments   Total
                         -------  ---------- --------  ----------- ----------- ----------
                                                 (In thousands)
Interest income......... $ 3,813   $ 11,855  $ 34,170   $ 46,620     $   418   $   96,876
Charge for funds used...  (2,531)    (7,997)  (30,992)   (38,850)        --       (80,370)
                         -------   --------  --------   --------     -------   ----------
 Interest spread on
  funds used............   1,282      3,858     3,178      7,770         418       16,506
                         -------   --------  --------   --------     -------   ----------
Interest expense........ (49,081)      (635)   (7,552)       --          --       (57,268)
Credit on funds
 provided...............  69,923        829     9,618        --          --        80,370
                         -------   --------  --------   --------     -------   ----------
 Interest spread on
  funds provided........  20,842        194     2,066        --          --        23,102
                         -------   --------  --------   --------     -------   ----------
  Net interest income... $22,124   $  4,052  $  5,244   $  7,770     $   418   $   39,608
                         =======   ========  ========   ========     =======   ==========

Depreciation and
 amortization........... $ 1,118   $     58  $      4   $     20     $   458   $    1,658
Segment profit..........  (4,759)     2,441     3,324      4,686         --         5,692
Segment assets..........  70,965    224,242   692,199    579,865      54,276    1,621,547

19. EAST WEST BANCORP, INC. (PARENT COMPANY ONLY)

                                 BALANCE SHEET

                                                                   December 31,
                                                                       1998
                                                                  --------------
                                                                  (In thousands)
ASSETS
Dividends receivable from subsidiary.............................    $     42
Investment in subsidiary.........................................     150,830
                                                                     --------
    Total assets.................................................    $150,872
                                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable.................................................    $     42
                                                                     --------
    Total liabilities............................................          42
                                                                     --------
STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share)
  Authorized -- 50,000,000 shares
  Issued and outstanding -- 23,775,000 shares....................          24
Additional paid in capital.......................................     109,976
Accumulated other comprehensive loss:
  Unrealized losses on securities, net of tax....................        (888)
Retained earnings................................................      41,718
                                                                     --------
    Total stockholders' equity...................................     150,830
                                                                     --------
    Total liabilities and stockholders' equity...................    $150,872
                                                                     ========

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

                              STATEMENT OF INCOME

                                                                   For the
                                                                  year ended
                                                                 December 31,
                                                                     1998
                                                                --------------
                                                                (In thousands)
Dividends received from subsidiary.............................    $    73
                                                                   -------
    Total income...............................................         73
Other expense..................................................         73
                                                                   -------
    Total expense..............................................         73
Income before income taxes and equity in undistributed income
 of subsidiary.................................................        --
Income taxes...................................................        --
Equity in undistributed income of subsidiary...................     18,028
                                                                   -------
    Net income.................................................    $18,028
                                                                   =======

                            STATEMENT OF CASH FLOWS

                                                                   For the
                                                                  year ended
                                                                 December 31,
                                                                     1998
                                                                --------------
                                                                (In thousands)
Cash flows from operating activities
Net income.....................................................    $ 18,028
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Equity in undistributed income of subsidiary.................     (18,028)
  Incerease in dividends receivable from subsidiary............         (42)
  Increase in accounts payable.................................          42
                                                                   --------
Net cash flows from operating activities.......................         --
Cash flows from investing activities...........................         --
Cash flows from financing activities...........................         --
                                                                   --------
Net increase in cash and cash equivalents......................         --
Cash and cash equivalents at beginning of year.................         --
                                                                   --------
Cash and cash equivalents at end of year.......................    $    --
                                                                   ========

20. SUBSEQUENT EVENTS (UNAUDITED)

  On January 20, 1999, the Company's Board of Directors initiated a regular quarterly cash dividend of $0.03 per share, payable on or about February 16, 1999 to shareholders of record at February 2, 1999.

  On January 25, 1999, the Company's Board of Directors authorized the repurchase of up to $7 million of the Company's common stock. Shares will be repurchased from time to time in the open market or through private transactions. On January 29, 1999, the Company purchased 150,000 shares of treasury stock at $9.75 per share totaling approximately $1.5 million.

  On January 29, 1999, the Company's Board of Directors announced its intention to acquire First Central Bank for $13.7 million in an all cash transaction. Completion of the merger is anticipated in the second quarter of 1999 and is subject to regulatory and shareholder approval.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  On February 8, 1999, the Company's common stock began trading on the NASDAQ National Market under the ticker symbol "EWBC".

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 December 31, September 30, June 30, March 31,
                                 ------------ ------------- -------- ---------
                                     (In thousands, except per share data)
1998
----
Interest and dividend income....   $35,534       $32,177    $30,415   $28,582
Interest expense................    19,349        18,348     17,162    16,184
Net interest income.............    16,185        13,829     13,253    12,398
Provision for loan losses.......       767         1,264      1,583     1,742
Net interest income after
 provision for loan losses......    15,418        12,565     11,670    10,656
Noninterest income..............     2,600         3,150      2,358     1,919
Noninterest expense.............     8,276         8,356      7,937     8,057
Income before provision for
 income taxes...................     9,742         7,359      6,091     4,518
Provision for income taxes......     3,247         2,671      2,262     1,502
Net income......................     6,495         4,688      3,829     3,016
Basic and diluted earnings per
 share..........................      0.27          0.20       0.16      0.13

1997
----
Interest and dividend income....   $28,073       $27,234    $25,995   $25,790
Interest expense................    16,394        16,113     14,978    15,161
Net interest income.............    11,679        11,121     11,017    10,629
Provision for loan losses.......     1,431         1,319      1,407     1,431
Net interest income after
 provision for loan losses......    10,248         9,802      9,610     9,198
Noninterest income..............     1,862         2,384      2,406     1,841
Noninterest expense.............     7,461         6,965      7,415     7,169
Income before provision for
 income taxes...................     4,649         5,221      4,601     3,870
Provision for income taxes......     1,739         2,134      1,871     1,586
Net income......................     2,910         3,087      2,730     2,284
Basic and diluted earnings per
 share..........................      0.12          0.13       0.11      0.10

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 1999

                                          EAST WEST BANCORP, INC.
                                          (Registrant)

                                          By         /s/ Dominic Ng
                                          _____________________________________
                                                       Dominic Ng
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
          /s/ Dominic Ng             Chairman of the Board,          March 22, 1999
____________________________________ President, Chairman, and
             Dominic Ng              Chief Executive Officer
                                     (principal executive
                                     officer)


          /s/ Julia Gouw             Executive Vice President,       March 22, 1999
____________________________________ Chief Financial Officer, and
             Julia Gouw              Director (principal
                                     financial and accounting
                                     officer)

          /s/ Herman Li              Director                        March 22, 1999
____________________________________
             Herman Li

         /s/ Jack C. Liu             Director                        March 22, 1999
____________________________________
            Jack C. Liu

     /s/ Kenneth P. Slosser          Director                        March 22, 1999
____________________________________
         Kenneth P. Slosser

       /s/ Edward Zapanta            Director                        March 22, 1999
____________________________________
           Edward Zapanta

   Exhibit
     No.   Exhibit Description
   ------- -------------------
    2      Plan of Reorganization and Merger Agreement between East West
           Bancorp, Inc., East-West Bank and East West Merger Co., Inc.*

    3(i)   Certificate of Incorporation of the Registrant*

    3(ii)  Bylaws of the Registrant*

    4.1    Specimen Certificate of Registrant*

    4.2    Registration Rights Agreement*

    4.3    Warrant Agreement*

   10.1    Employment Agreement with Dominic Ng*+

   10.2    Employment Agreement with Julia Gouw*+

   10.3    Employment Agreement with William Chu*+

   10.5    Employment Agreement with Douglas P. Krause*+

   10.6    East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of
           Agreements*+

   10.7    East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+

   10.8    Agency Agreement*
   10.9    Employment Agreement with John Stephan

   21      Subsidiaries of the Registrant*

   27      Financial Data Schedule

--------
* Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).
+  Denotes management contract or compensatory plan or arrangement.