Form 10-Q
period 1999-03-31
EAST WEST BANCORP INC
filed 1999-05-05
CIK 1069157

      As filed with the Securities and Exchange Commission on May 5, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
Mark One
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 1999

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from          to         .

                       Commission file number 000-24939

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
                    NONE                                            NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 Par Value
                               (Title of class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of common stock of the registrant outstanding as of April 30, 1999: 22,925,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION.............................................    3

  Item 1. Interim Consolidated Financial Statements.......................  4-7

          Notes to Interim Consolidated Financial Statements..............    8

  Item 2.  Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations.................. 9-25

  Item 3. Quantitative and Qualitative Disclosures of Market Risks........   25

PART II--OTHER INFORMATION................................................   26

  Item 1. Legal Proceedings...............................................   26

  Item 2. Changes in Securities and Use of Proceeds.......................   26

  Item 3. Defaults upon Senior Securities.................................   26

  Item 4. Submission of Matters to a Vote of Security Holders.............   26

  Item 5. Other Information...............................................   26

  Item 6. Exhibits and Reports on Form 8-K................................   26

SIGNATURES................................................................   27

                         PART I--FINANCIAL INFORMATION

               ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                      March 31,   December 31,
                                                        1999          1998
                                                     -----------  ------------
                                                     (unaudited)
ASSETS
-------
Cash and cash equivalents........................... $   80,954    $  161,131
Investment securities available for sale, at fair
 value (with amortized cost of $638,391 in 1999 and
 $683,355 in 1998)..................................    637,074       682,436
Loans receivable, net of allowance for loan losses
 of $17,560 in 1999 and $16,506 in 1998.............  1,167,721     1,100,579
Investment in Federal Home Loan Bank stock, at
 cost...............................................     33,288        32,874
Other real estate owned.............................      3,585         4,600
Investment in affordable housing partnerships.......     21,605        18,602
Premises and equipment, net.........................     23,064        23,406
Premiums on deposits acquired, net..................      2,387         2,648
Excess of purchase price over fair value of net
 assets acquired, net...............................      3,541         3,590
Accrued interest receivable and other assets........     27,839        28,294
                                                     ----------    ----------
    TOTAL........................................... $2,001,058    $2,058,160
                                                     ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Customer deposit accounts........................... $1,307,805    $1,292,937
Securities sold under agreements to repurchase......     21,078        33,000
Federal Home Loan Bank advances.....................    500,000       563,000
Notes payable.......................................      3,952         1,820
Accrued expenses and other liabilities..............     15,900        12,871
Deferred income taxes...............................      1,071         1,259
                                                     ----------    ----------
  Total liabilities.................................  1,849,806     1,904,887
                                                     ----------    ----------
FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF
 PURCHASE PRICE, NET................................      2,340         2,443

STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
 Authorized -- 50,000,000 shares
 Issued and outstanding -- 23,050,000 shares and
  23,775,000 shares in 1999 and 1998, respectively..         23            24
Additional paid in capital..........................    102,968       109,976
Accumulated other comprehensive loss:
  Unrealized losses on securities available for
   sale, net of tax.................................     (1,095)         (888)
Retained earnings...................................     47,016        41,718
                                                     ----------    ----------
  Total stockholders' equity........................    148,912       150,830
                                                     ----------    ----------
    TOTAL........................................... $2,001,058    $2,058,160
                                                     ==========    ==========

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)
                                  (unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
INTEREST AND DIVIDEND INCOME
 Loans receivable, including fees......................    $23,259     $20,368
 Investment securities available for sale..............      9,778       4,693
 Short-term investments................................      1,205       3,332
 Federal Home Loan Bank stock..........................        420         189
                                                        ----------  ----------
  Total interest and dividend income...................     34,662      28,582
                                                        ----------  ----------
INTEREST EXPENSE
 Customer deposit accounts.............................     11,495      12,505
 Short-term borrowings.................................        348       1,649
 Federal Home Loan Bank advances.......................      6,588       2,030
                                                        ----------  ----------
  Total interest expense...............................     18,431      16,184
                                                        ----------  ----------
NET INTEREST INCOME....................................     16,231      12,398
PROVISION FOR LOAN LOSSES..............................      1,200       1,742
                                                        ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....     15,031      10,656
                                                        ----------  ----------
NONINTEREST INCOME
 Loan fees.............................................        528         507
 Branch fees...........................................        728         577
 Letters of credit fees and commissions................        982         463
 Net gains on sales of investment securities...........        398         137
 Net gains on sales of investment in affordable housing
  partnerships.........................................        402         --
 Amortization of fair value of net assets acquired in
  excess of purchase price.............................        103         103
 Other operating income................................        191         132
                                                        ----------  ----------
  Total noninterest income.............................      3,332       1,919
                                                        ----------  ----------
NONINTEREST EXPENSE
 Compensation and employee benefits....................      4,674       4,403
 Net occupancy.........................................      1,364       1,236
 Data processing.......................................        332         308
 Amortization of premiums on deposits acquired and
  excess of purchase price over fair value of net
  assets acquired......................................        310         310
 Amortization of investment in affordable housing
  partnerships.........................................        410         226
 Deposit insurance premiums and regulatory
  assessments..........................................        208         210
 Other real estate owned operations, net...............       (284)        (81)
 Other operating expenses..............................      1,803       1,445
                                                        ----------  ----------
  Total noninterest expense............................      8,817       8,057
                                                        ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES...............      9,546       4,518
PROVISION FOR INCOME TAXES.............................      3,534       1,502
                                                        ----------  ----------
NET INCOME............................................. $    6,012  $    3,016
                                                        ==========  ==========
BASIC AND DILUTED EARNINGS PER SHARE................... $     0.26  $     0.13
AVERAGE NUMBER OF SHARES OUTSTANDING...................     23,559      23,775

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (unaudited)

                                            Accumulated
                               Additional      Other                                 Total
                        Common  Paid-In    Comprehensive  Retained Comprehensive Stockholders'
                        Stock   Capital   Income (Losses) Earnings    Income        Equity
                        ------ ---------- --------------- -------- ------------- -------------
                                                    (In thousands)
BALANCE, JANUARY 1,
 1998..................
Comprehensive income...  $24    $109,976     $ (1,138)    $23,690                  $132,552
 Net income for the
  year.................                                    18,028     $18,028        18,028
 Other comprehensive
  income, net of tax...
  Net change in
   unrealized losses on
   securities, net of
   tax.................                           250                     250           250
                         ---    --------     --------     -------     -------      --------
Comprehensive income...                                               $18,278
                                                                      =======
BALANCE, DECEMBER 31,
 1998..................   24     109,976         (888)     41,718                   150,830
Comprehensive income...
 Net income for the
  period...............                                     6,012     $ 6,012         6,012
 Other comprehensive
  income, net of tax...
  Net change in
   unrealized losses on
   securities, net of
   tax.................                          (207)                   (207)         (207)
                                                                      -------
Comprehensive income...                                               $ 5,805
                                                                      =======
Repurchase of common
 stock.................  (1)     (7,008)                                            (7,009)
Dividends declared on
 common stock..........                                     (714)                     (714)
                         ---    --------     --------     -------                  --------
BALANCE, MARCH 31,
 1999..................  $23    $102,968     $(1,095)     $47,016                  $148,912
                         ===    ========     ========     =======                  ========

                                                        For the
                                                      Three Months   For the
                                                         Ended      Year Ended
                                                       March 31,   December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                           (In thousands)
Disclosure of reclassification amounts:
Unrealized holding gains arising during period, net
 of tax expense of $26 in 1999 and $595 in 1998.....     $  44        $1,109
Less: Reclassification adjustment for gains included
 in net income, net of tax expense of $147 in 1999
 and $461 in 1998...................................      (251)         (859)
                                                         -----        ------
Net change in unrealized losses on securities, net
 of tax benefit (expense) of $122 in 1999 and $(134)
 in 1998............................................     $(207)       $  250
                                                         =====        ======

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            1999        1998
                                                         -----------  ---------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................  $     6,012  $   3,016
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Net amortization of premiums..........................          197        222
 Depreciation and amortization.........................          537        539
 Net loan fees deferred................................          462        508
 Deferred tax provision................................          (49)    (1,271)
 Provision for other real estate owned losses..........            8         10
 Provision for loan losses.............................        1,200      1,742
 Net gains on sales of investment securities and other
  assets...............................................       (1,405)      (463)
 Federal Home Loan Bank stock dividends................         (414)      (180)
 Proceeds from sale of loans held for sale.............       21,624     23,078
 Originations of loans held for sale...................      (17,495)   (20,526)
 Decrease (increase) in accrued interest receivable and
  other assets.........................................          455     (2,489)
 Increase in accrued expenses and other liabilities....        3,029        151
                                                         -----------  ---------
  Total adjustments....................................        8,149      1,321
                                                         -----------  ---------
  Net cash provided by operating activities............       14,161      4,337
                                                         -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net disbursements of loans............................      (31,289)   (52,295)
 Purchases of:
 Premises and equipment................................         (204)      (193)
 Loans receivable......................................      (40,223)    (2,599)
 Investment securities available for sale..............     (259,800)   (36,039)
 Investment in affordable housing partnerships.........       (3,247)      (475)
 Proceeds from sale, maturity, redemption or repayment
  of:
 Investment securities available for sale..............      304,942    108,016
 Investment in affordable housing partnerships.........        3,267        --
 Premises and equipment................................            2        --
 Other real estate owned...............................          890        801
                                                         -----------  ---------
  Net cash (used in) provided by investing activities..      (25,662)    17,216
                                                         -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits................................  $    14,869  $  (9,494)
 Proceeds from Federal Home Loan Bank advances.........    2,695,300    403,608
 Repayment of Federal Home Loan Bank advances..........   (2,758,300)  (502,608)
 Net (decrease) increase in federal funds purchased and
  securities sold under agreements to repurchase.......      (11,922)    32,575
 Repayments of notes payable on affordable housing
  investments..........................................         (900)       --
 Repurchase of common stock............................       (7,009)       --
 Dividends paid on common stock........................         (714)       --
                                                         -----------  ---------
  Net cash used in financing activities................      (68,676)   (75,919)
                                                         -----------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............      (80,177)   (54,366)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........      161,131    347,601
                                                         -----------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............  $    80,954  $ 293,235
                                                         ===========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid.........................................  $    17,897  $  17,087
 Income tax payments, net..............................        1,400        --
 Noncash investing and financing activities:
 Other real estate acquired through foreclosure........          270      3,516
 Loans made to facilitate sales of other real estate
  owned................................................          650        --
 Investment in affordable housing partnerships acquired
  through notes payable................................        3,033        --
 Net change in unrealized losses on securities
  available for sale, net of tax.......................         (207)       613

      See accompanying notes to interim consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31,1999 and 1998
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly-owned subsidiary bank, East West Bank and subsidiaries (the "Bank"). All material intercompany transactions and accounts have been eliminated.

  The interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended March 31, 1999 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report for the year ended December 31, 1998.

  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.STOCKHOLDERS' EQUITY

 Earnings Per Share

  The actual number of shares outstanding at March 31, 1999, was 23,050,000. Basic earnings per share are calculated on the basis of the weighted number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants. All 1998 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 118,875 for 550,000 reverse stock split effective June 11, 1998. The basic earnings per share is equal to the diluted earnings per share due to the fact that the average market price of the options and warrants is less than their exercise price for the three months ended March 31, 1999.

 Quarterly Dividends

  A quarterly cash dividend of $0.03 per share totaling $714 thousand was paid on or about February 16, 1999 to shareholders of record at February 2, 1999.

 Stock Repurchase Program

  On January 25, 1999, the Company's Board of Directors authorized the Company to repurchase up to $7.0 million of its common stock. As of the quarter ended March 31, 1999, 725,000 shares of the Company's common stock were repurchased totaling approximately $7.0 million which completed the first stock repurchase program. On March 29, 1999, the Company's Board of Directors initiated a second stock repurchase program, authorizing the repurchase of up to an additional $7.0 million of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries (the "Company"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's 1998 annual report on Form 10-K for the year ended December 31, 1998, and the accompanying interim unaudited consolidated financial statements and notes thereto.

  In addition to historical information, this discussion includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve inherent risks and uncertainties. A number of important factors could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. These factors include, but are not limited to, economic conditions and competition in the geographic and business areas in which the Company operates, demographic changes, inflation or deflation, fluctuations in interest rates, changes in business strategy or development plans, and changes in legislation and governmental regulation. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Quarterly Cash Dividend

  On January 20, 1999, the Company announced that the Board of Directors had initiated a regular quarterly cash dividend of $0.03 per share. The first dividend payment was made on or about February 16, 1999 to shareholders of record at February 2, 1999.

Stock Repurchase Programs

  On January 25, 1999, the Company announced that the Board of Directors had authorized the Company to repurchase up to $7.0 million of its common stock. As of March 31, 1999, the Company has completed its initial stock repurchase program, repurchasing 725,000 shares for a total of $7.0 million.

  On March 29, 1999, the Company announced that the Board of Directors had authorized a second stock repurchase program, authorizing the Company to repurchase an additional $7.0 million of its common stock. As of April 30, 1999, the Company had repurchased $1.2 million or 125,000 shares of the total $7.0 million authorized in the second repurchase program.

Commencement of Stock Trading

  On February 8, 1999, the Company commenced trading of its common stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) National Market under the ticker symbol EWBC.

Results of Operations

  East West Bancorp, Inc, parent company of East West Bank (the "Bank") reported first quarter 1999 net income of $6.0 million or $0.26 basic and diluted earnings per share. These results represent a twofold increase when compared to the $3.0 million or $0.13 basic and diluted earnings per share reported during the first quarter of 1998.

 Components of Net Income

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                             (In millions)
   Net interest income................................... $    16.2  $    12.4
   Provision for loan losses.............................      (1.2)      (1.7)
   Noninterest income....................................       3.3        1.9
   Noninterest expense...................................      (8.8)      (8.1)
   Provision for income taxes............................      (3.5)      (1.5)
                                                          ---------  ---------
     Net income.......................................... $     6.0  $     3.0
                                                          =========  =========
   Net income as a percentage of average total assets....      1.19%      0.74%
                                                          =========  =========

  Pre-tax income amounted to $9.5 million for the first quarter of 1999, compared with $4.5 million for the same period a year ago, representing an increase of $5.0 million or 111%. The increase in 1999 pre-tax income was primarily attributed to a $3.8 million increase in net interest income before provision for loan losses and a $1.4 million increase in noninterest income.

  The Company's annualized return on average total assets and return on average stockholders' equity was 1.19% and 15.98% for the three months ended March 31, 1999, compared with 0.74% and 9.06%, respectively, for the same period in 1998.

Net Interest Income

  The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the first quarter of 1999 totaled $16.2 million, a 31% increase over net interest income of $12.4 million for the same period in 1998.

  Total interest and dividend income during the first three months of 1999 increased 21% to $34.7 million compared to $28.6 million during the first three months of 1998. This increase is derived primarily from a 24% growth in average interest-earning assets to $1,939.1 million during the first quarter of 1999, compared to $1,567.8 million during the same period a year ago. The $371.3 million net growth in average earning assets was primarily attributed to a $337.3 million increase in mortgage-backed securities and a $156.9 million increase in loans receivable partially offset by a $142.1 decrease in average short-term investments. The net growth in average earning assets was funded almost entirely by an increase of $383.1 million in average FHLB advances.

  Although the Bank's prevailing reference rate declined 75 basis points from the first quarter of 1998 to the first quarter of 1999, the overall yield on earning assets during the first three months of 1999 only declined 14 basis points to 7.15% from 7.29% for the same period a year ago. Higher yields on mortgage-backed securities from 5.34% a year ago to 5.68% for the current period more than offset the decrease in yields for all other categories of earning assets. Overall, the impact of interest rate changes on total interest and dividend income was marginal when comparing the two periods.

  Total interest expense during the first quarter of 1999 increased $2.2 million or 14% to $18.4 million compared to $16.2 million for the same period a year ago. The increase is primarily attributable to the 260% increase in average FHLB advances to $530.2 million for the 1999 first quarter. This is partially offset by a 77% decrease in average short-term borrowings and a decrease in the cost of funds for all categories of interest-bearing liabilities. The overall cost of funds decreased 36 basis points from 4.56% a year ago to 4.20% for the current period.

  Net interest margin, defined as taxable equivalent net interest income to average earning assets, increased 19 basis points from 3.16% to 3.35% between the first quarter of 1998 and 1999.

  The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component:

                                        Three Months Ended March 31,
                          -----------------------------------------------------------
                                      1999                          1998
                          -----------------------------  ----------------------------
                                                Average                       Average
                            Average             Yield/    Average             Yield/
                            Balance    Interest Rate (1)  Balance    Interest Rate (1)
                          --------------------- -------  ----------  -------- -------
                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
 Short-term investments.. $    85,691  $ 1,205   5.62%   $  227,781  $ 3,332   5.85%
 Taxable investment
  securities (2)(3)......     688,515    9,778   5.68       351,224    4,693   5.34
 Loans receivable, net
  (2)(4).................   1,131,692   23,259   8.22       974,749   20,368   8.36
 FHLB stock..............      33,177      420   5.06        14,003      189   5.40
                          -----------  -------           ----------  -------
  Total interest-earning
   assets................   1,939,075   34,662   7.15     1,567,757   28,582   7.29
                                       -------   ----                -------   ----
Noninterest-earning
 assets:
 Cash and due from
  banks..................      28,304                        24,353
 Allowance for loan
  losses.................     (16,815)                      (12,263)
 Other assets............      66,999                        54,012
                          -----------                    ----------
  Total assets........... $ 2,017,563                    $1,633,859
                          ===========                    ==========
LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing
 liabilities:
 Checking accounts....... $    79,684  $   225   1.13    $   76,556  $   279   1.46
 Money market accounts...      38,070      274   2.88        22,224      211   3.80
 Savings deposits........     221,342    1,020   1.84       204,558    1,252   2.45
 Time deposits...........     857,831    9,976   4.65       853,721   10,763   5.04
 Short-term borrowings...      26,713      348   5.21       115,471    1,649   5.71
 FHLB advances...........     530,226    6,588   4.97       147,168    2,030   5.52
                          -----------  -------           ----------  -------
  Total interest-bearing
   liabilities...........   1,753,866   18,431   4.20     1,419,698   16,184   4.56
                                       -------   ----                -------   ----
Noninterest-bearing
 liabilities:
 Demand deposits.........      98,837                        67,075
 Other liabilities.......      14,388                        13,888
 Stockholders' equity....     150,472                       133,198
                          -----------                    ----------
  Total liabilities and
   stockholders' equity.. $ 2,017,563                    $1,633,859
                          ===========                    ==========
Interest rate spread.....                        2.95%                         2.73%
                                                 ====                          ====
Net interest income and
 net interest margin.....              $16,231   3.35%               $12,398   3.16%
                                       =======   ====                =======   ====

-------
(1) Annualized.

(2) Includes amortization of premiums and accretion of discounts on loans receivable and investment securities. Also includes the amortization of deferred loan fees.

(3) Average balances exclude unrealized gains or losses on available for sale securities.

(4) Average balances include nonperforming loans.

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

                                                    Three Months Ended March
                                                       31, 1999 vs. 1998
                                                   ----------------------------
                                                    Total     Changes Due to
                                                   Change   Volume (1) Rates (1)
                                                   -------  ---------  --------
                                                         (In thousands)
   INTEREST-EARNING ASSETS:
   Short-term investments......................... $(2,127)  $(2,079)  $   (48)
   Taxable investment securities..................   5,085     4,507       578
   Loans receivable, net..........................   2,891     3,279      (388)
   FHLB stock.....................................     231       260       (29)
                                                   -------   -------   -------
     Total interest income........................ $ 6,080   $ 5,967   $   113
                                                   =======   =======   =======
   INTEREST-BEARING LIABILITIES:
   Checking accounts.............................. $   (54)  $    11   $   (65)
   Money market accounts..........................      63       150       (87)
   Savings deposits...............................    (232)      103      (335)
   Time deposits..................................    (787)       52      (839)
   Short-term borrowings..........................  (1,301)   (1,268)      (33)
   FHLB advances..................................   4,558     5,285      (727)
                                                   -------   -------   -------
     Total interest expense....................... $ 2,247   $ 4,333   $(2,086)
                                                   =======   =======   =======
   CHANGE IN NET INTEREST INCOME.................. $ 3,833   $ 1,634   $ 2,199
                                                   =======   =======   =======

--------
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

  The provision for loan losses was $1.2 million for the first quarter of 1999 compared to $1.7 million for the same period in 1998. The decrease of $542 thousand or 31% from 1998 reflects favorable trends in the Bank's asset quality. The Bank has ongoing efforts to improve loan quality through the implementation of more stringent underwriting parameters and administration procedures, and aggressively pursuing collection efforts with troubled debtors. These efforts have resulted in lower net chargeoffs and a continued decline in nonperforming loans. For further information regarding net credit losses and the allowance for loan losses, see the "Allowance for Loan Losses" section of this report.

Noninterest Income

 Components of Noninterest Income

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
                                                               (In millions)
   Loan fees............................................... $    0.53 $    0.51
   Branch fees.............................................      0.73      0.58
   Letters of credit fees and commissions..................      0.98      0.46
   Net gains on sales of securities........................      0.40      0.14
   Gain on sale of affordable housing investments..........      0.40       --
   Amortization of negative intangibles....................      0.10      0.10
   Other...................................................      0.19      0.13
                                                            --------- ---------
     Total.................................................     $3.33     $1.92
                                                            ========= =========

  Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, and net gains on sales of investment securities and affordable housing investments.

  Noninterest income totaled $3.3 million for the three months ended March 31, 1999. This represented an increase of $1.4 million or 74% from noninterest income of $1.9 million for the three months ended March 31, 1998. Branch fees for the first quarter of 1999 amounted to $728 thousand, an increase of $151 thousand or 26% from the $577 thousand earned during the same period last year. This was primarily due to higher revenues derived from analysis charges on commercial deposit accounts, increased ATM surcharge income, and increased fees related to transaction accounts.

  Letters of credit fees and commissions amounted to $982 thousand for the first three months of 1999 compared to $463 thousand for the same period in 1998. This increase of $519 thousand or 112% is attributed primarily to a $393 thousand increase in revenues from the issuance of standby letters of credit, reflecting a 72% growth in volume to $137.3 million as of March 31, 1999 from $79.7 million as of March 31, 1998. The remainder of the increase was attributed to trade finance activities which experienced a 39% growth in the number of transactions processed for the three months ended March 31, 1999 in comparison to the same period a year ago.

  Other contributions to noninterest income for the 1999 first quarter include a $402 thousand gain on sale of an investment in affordable housing partnerships, as well as a $261 thousand, or 191%, increase in gains on sales of investment securities when compared to the same period in 1998.

Noninterest Expense

 Components of Noninterest Expense

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
                                                            (In millions)
   Compensation and other employee benefits............. $    4.68  $    4.40
   Net occupancy........................................      1.36       1.24
   Data processing......................................      0.33       0.31
   Amortization of positive intangibles.................      0.31       0.31
   Amortization of affordable housing investments.......      0.41       0.23
   Deposit insurance premiums and regulatory
    assessments.........................................      0.21       0.21
   Other real estate owned operations, net..............     (0.28)     (0.08)
   Other................................................      1.80       1.44
                                                         ---------  ---------
     Total.............................................. $    8.82  $    8.06
                                                         =========  =========

  Noninterest expense increased $760 thousand or 9% during the first three months of 1999 in comparison to the same period in 1998. Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expenses. The increase in compensation and employee benefits of $271 thousand or 6% can be attributed to the Company's growth including the opening of a new branch office in Milpitas, California in August 1998. Other factors contributing to the increase in compensation and employee benefits includes the impact of annual salary and cost increases for existing employees, as well as an increase in incentive compensation tied to the Company's performance.

  Occupancy expenses increased $128 thousand or 10% for the first quarter of 1999, reflecting three months of operations for the new Milpitas branch, an overhead factor which was not present during the first quarter of 1998. In addition, occupancy expense also increased during the first three months of 1999, in comparison the same period a year ago, as a result of the impact of normal rent adjustments in existing leases, as well as increased expenses related to the outsourcing of computer hardware maintenance.

  The amortization of investments in affordable housing partnerships increased $184 thousand, reflecting the impact of additional investment purchases made since the first quarter of 1998. Total investment in affordable housing partnerships amounted to $21.6 million as of March 31, 1999 compared to $14.6 million as of March 31, 1998.

  Expenses related to OREO operations decreased $203 thousand or 251% during the first quarter of 1999 when compared to the first quarter of 1998. This is primarily due to an increase in net gains on sales of OREO properties of $174 thousand and higher rental income collected on such properties.

  Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. The $358 thousand or 25% increase in other operating expenses when comparing the first quarter of 1999 and 1998 is primarily due to the overall growth of the Bank. Various expenses incurred as a result of the Company's recent registration and filing with the Securities and Exchange Commission and NASDAQ also contributed to the increase in other operating expenses.

Provision for Income Taxes

  The provision for income taxes increased $2.0 million or 135% during the first quarter of 1999 in comparison to the same period a year ago mainly as a direct result of higher pretax income partially offset by the utilization of tax credits from qualified affordable housing investments amounting to $550 thousand. The first quarter 1999 provision of $3.5 million reflects an effective tax rate of 37.0% compared to the first quarter 1998 provision of $1.5 million which represents an effective tax rate of 33.2%.

Balance Sheet Analysis

  The Company's total assets at March 31, 1999 were $2.00 billion, a decrease of $57.1 million or 3% when compared to December 31, 1998. This decline was primarily due to decreases in short-term investments of $70.0 million and investment securities of $45.4 million, partially offset by a $67.1 million increase in loans receivable. The decrease in total assets is prompted by decreases of $11.9 million in short-term borrowings and $63.0 million in FHLB advances, partially offset by an increase in deposits of $14.9 million.

Investment Securities Available for Sale

  Investment securities available for sale of $637.1 million as of March 31, 1999 represents a decrease of $45.4 million or 7% compared to the December 31, 1998 balance of $682.4 million. Total repayments on mortgage-backed securities, including calls and redemptions, totaled $216.5 million for the first quarter of 1999. Proceeds from such repayments were utilized to purchase additional mortgage-backed securities with more attractive yields. During the first three months of 1999, the Bank sold mortgage-backed securities with total carrying value of $87.9 million. The Bank recorded net gains on sale of $380 thousand from these transactions. Proceeds from the sale of these securities were used to repay $63.0 million of FHLB advances and $11.9 million of short-term borrowings. The remaining proceeds were used to fund a portion of the loan originations and loan purchases made during the first three months of 1999.

  The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 1999 and December 31, 1998:

                                      Amortized   Gross      Gross    Estimated
                                        Cost    Unrealized Unrealized   Fair
                                                  Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                                   (In thousands)
   As of March 31, 1999:
   Mortgage-backed securities........ $638,391     $616     $(1,933)  $637,074
   As of December 31, 1998:
   Mortgage-backed securities........ $683,335     $471     $(1,370)  $682,436

Loans

  The Company continued to experience strong loan demand during the first quarter of 1999. Net loans receivable at March 31, 1999 totaled $1.17 billion, representing a $67.1 million or 6% increase from December 31, 1998. The increase in loans was funded, in large part, through the liquidation of lower-yielding short-term investments and, to a lesser extent, through sales of mortgage-backed securities.

  The Company continues to focus its lending efforts in originating multifamily and commercial loan products, as evidenced by the composition of the net growth in loans during the first quarter of 1999. Specifically, the growth in net loans receivable during the first three months of 1999 is comprised of increases in multifamily loans of $31.7 million, commercial real estate loans of $22.4 million, construction loans of $9.0 million, and commercial loans, including trade finance products, of $23.3 million. Management anticipates strong loan demand in these categories throughout 1999.

  Partially offsetting the increases in the multifamily and commercial loan categories is a decline of $18.7 million in single family residential loans which is consistent with the Bank's strategy of de-emphasizing the retention of single family mortgage loans for its portfolio. Under the Bank's current lending strategy, substantially all new fixed-rate single family residential loans are sold into the secondary market.

  The following table sets forth the composition of the loan portfolio as of the dates indicated:

                              March 31, 1999    December 31, 1998    March 31, 1998
                            ------------------- ------------------- -----------------
                             Balance    Percent  Balance    Percent Balance   Percent
                            ----------  ------- ----------  ------- --------  -------
                                            (Dollars in thousands)
   Real estate loans:
    Residential, one to
     four units............ $  251,728    21.2% $  270,444    24.2% $345,608    34.7%
    Residential,
     multifamily...........    199,256    16.8     167,545    15.0   145,973    14.6
    Commercial and
     industrial real
     estate................    381,220    32.1     358,850    32.0   295,012    29.6
    Construction...........     87,873     7.4      78,922     7.0    32,795     3.3
                            ----------   -----  ----------   -----  --------   -----
     Total real estate
      loans................    920,077    77.5     875,761    78.2   819,388    82.2
                            ----------   -----  ----------   -----  --------   -----
   Other loans:
    Business, commercial...    246,582    20.8     223,318    20.0   164,579    16.5
    Automobile.............      4,652     0.4       4,972     0.4     5,429     0.5
    Other consumer.........     15,594     1.3      15,156     1.4     8,075     0.8
                            ----------   -----  ----------   -----  --------   -----
     Total other loans.....    266,828    22.5     243,446    21.8   178,083    17.8
                            ----------   -----  ----------   -----  --------   -----
      Total gross loans....  1,186,905   100.0%  1,119,207   100.0%  997,471   100.0%
                                         =====               =====             =====
   Unearned fees, premiums
    and discounts, net.....     (1,624)             (2,122)           (2,432)
   Allowance for loan
    losses.................    (17,560)            (16,506)          (12,947)
                            ----------          ----------          --------
     Loans receivable,
      net.................. $1,167,721          $1,100,579          $982,092
                            ==========          ==========          ========

Nonperforming Assets

  Nonaccrual loans, which include loans 90 days or more past due, totaled $4.0 million at March 31, 1999, compared with $9.8 million at December 31,1998. The $5.8 million decrease in nonaccrual loans is primarily due to $4.8 million in payoffs, $1.5 million in loans brought current and one loan for $270 thousand that was transferred to other real estate owned. These decreases in nonaccrual loans were offset in part by three single family loans totaling $746 thousand and one commercial real estate loan for $43 thousand that were placed on nonaccrual status during the first quarter of 1999.

  Restructured loans or loans that have had their original terms modified totaled $6.2 million at March 31, 1999, representing a slight increase of $218 thousand from the $5.9 million reported at December 31, 1998. The increase in restructured loans is primarily due to the addition of one commercial loan.

  Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $3.6 million, $4.6 million and $6.0 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively. For the three months ended March 31, 1999, one multifamily property with a book value of $270 thousand was added to OREO and six properties with a combined book value of $1.3 million were sold.

  The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned as of the dates indicated:

                                                                        June
                                  March 31, December 31, September 30,   30,
                                    1999        1998         1998       1998
                                  --------- ------------ ------------- -------
                                             (Dollars in thousands)
   Nonaccrual loans.............   $ 3,983    $ 9,762       $ 9,415    $ 4,378
   Loans past due 90 days or
    more but not on nonaccrual..       --         129           --         --
                                   -------    -------       -------    -------
     Total nonperforming loans..     3,983      9,891         9,415      4,378
                                   -------    -------       -------    -------
   Restructured loans...........     6,154      5,936         6,430      6,279
   Other real estate owned,
    net.........................     3,585      4,600         5,088      5,386
                                   -------    -------       -------    -------
     Total nonperforming
      assets....................   $13,722    $20,427       $20,933    $16,043
                                   =======    =======       =======    =======
   Total nonperforming assets to
    total assets................      0.69%      0.99%         1.12%      0.89%
   Allowance for loan losses to
    nonperforming loans.........    440.87     166.88        167.92     324.65
   Nonperforming loans to total
    gross loans.................      0.34       0.88          0.90       0.44

  Loans classified as impaired totaled $10.9 million at March 31, 1999, compared with $10.0 million at December 31, 1998. Specific reserves on impaired loans were $540 thousand and $350 thousand as of March 31, 1999 and December 31, 1998, respectively. Chargeoffs related to impaired loans totaled $1.6 million during the three months ended March 31, 1999. A significant portion of the impaired loans, 62% at March 31, 1999 and 67% at December 31, 1998, were secured by real estate. The Bank's average recorded investment in impaired loans for the three months ended March 31, 1999 was $11.1 million. During the three months ended March 31, 1999, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $263 thousand. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $210 thousand.

Allowance for Loan Losses

  A certain degree of risk is inherent in the extension of credit. The allowance for loan losses is maintained at a level considered by management to be commensurate with the estimated known and inherent risks in the existing portfolio. Management performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Bank determines the level of the allowance for loan losses, and correspondingly, the provision for loan losses based upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans, and other relevant data. While management believes that the allowance for loan losses is adequate at March 31, 1999, future additions to the allowance will be subject to continuing evaluation of inherent risks in the loan portfolio.

  At March 31, 1999, the allowance for loan losses amounted to $17.6 million, or 1.48% of total loans, as compared to $16.5 million, or 1.47% of total loans, at December 31, 1998, and $12.9 million, or 1.30% of total loans, at March 31, 1998. The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
                                                     (Dollars in thousands)
Allowance balance at beginning of period............ $     16,506  $   12,273
Provision for loan losses...........................        1,200       1,742
Actual chargeoffs:
 1-4 family residential real estate.................            3          68
 Multifamily real estate............................          --           33
 Commercial and industrial real estate..............          --           60
 Business, commercial...............................          327       1,361
 Automobile.........................................          --           43
 Other..............................................          --            3
                                                     ------------  ----------
  Total chargeoffs..................................          330       1,568
                                                     ------------  ----------
Recoveries:
 1-4 family residential real estate.................          --           71
 Multifamily real estate............................           70         --
 Commercial and industrial real estate..............           70         275
 Business, commercial...............................           30         143
 Automobile.........................................           14          11
 Other..............................................          --          --
                                                     ------------  ----------
  Total recoveries..................................          184         500
                                                     ------------  ----------
   Net chargeoffs...................................          146       1,068
                                                     ------------  ----------
Allowance balance at end of period.................. $     17,560  $   12,947
                                                     ============  ==========
Average net loans outstanding....................... $  1,131,692  $  974,749
                                                     ============  ==========
Total gross loans outstanding at end of period...... $  1,186,905  $  997,471
                                                     ============  ==========
Net chargeoffs to average loans.....................         0.01%       0.11%
Allowance for loan losses to total gross loans at
 end of year........................................         1.48        1.30
Provision for loan losses to net chargeoffs.........         8.22        1.63

  The provision for loan losses totaled $1.2 million for the quarter ended March 31, 1999, as compared to $1.7 million for the same period in 1998. The decline reflects improvement in the Company's asset quality. Net chargeoffs totaled $146 thousand for the three months ended March 31, 1999, a significant reduction from $1.1 million for the same period a year ago. As a percentage of average loans outstanding, net charge-offs were 0.01% and 0.11%, respectively, for the three months ended March 31, 1999 and 1998.

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

  The classification migration model utilizes net losses incurred by the Bank during the preceding five years in conjunction with current asset classifications to extrapolate loss factors for various loan categories in determining an estimated allowance requirement. The individual loan review analysis method provides a more contemporaneous assessment of the portfolio by incorporating individual asset evaluations prepared by the Bank's credit administration department. Loans are reviewed at least annually and more frequently if warranted by circumstances. Real estate loans and commercial business loans not subject to individual loan review, as well as out-of-cycle individually reviewed loans, are monitored based on problem loan indicators such as loan payment and property tax status. The estimated exposure and subsequent charge-offs that result from these individual loan reviews provide the basis for loss factors assigned to the various loan categories.

  The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                            March 31, 1999  December 31, 1998
                                            --------------- -------------------
                                            Amount  Percent  Amount   Percent
                                            ------- ------- --------- ---------
                                                 (Dollars in Thousands)
   1-4 family residential real estate...... $   391   21.2% $     500     24.2%
   Multifamily real estate.................   2,686   16.8      2,435     15.0
   Commercial and industrial real estate...   2,772   32.1      1,373     32.0
   Construction............................   1,277    7.4      2,339      7.0
   Business, commercial....................   7,071   20.8      7,679     20.0
   Automobile..............................      25    0.4         45      0.4
   Consumer and other......................      15    1.3         22      1.4
   Year 2000 exposure......................     500               600
   Unallocated.............................   2,823             1,513
                                            -------  -----  ---------  -------
     Total................................. $17,560  100.0% $  16,506    100.0%
                                            =======  =====  =========  =======

  The allowance for loan losses of $17.6 million at March 31, 1999 exceeded the Bank's estimated allowance requirement by $3.3 million. The estimated allowance requirement as of March 31, 1999 was $14.2 million as compared to $14.4 million as of December 31, 1998. The improvement in the requirement is indicative of improved asset quality. Notwithstanding this improvement, however, the Bank continues to record loan loss provisions on a monthly basis to compensate for actual and anticipated growth in the various loan portfolios. Moreover, it is management's opinion that the commercial loan portfolio has not fully seasoned, and therefore, current positive loss trends and loan quality may not necessarily be reflective of potential future losses.

  As of March 31, 1999, the Bank has earmarked $500 thousand of the unallocated allowance to absorb any potential exposure to "Year 2000" issues. The remaining unallocated allowance at March 31, 1999 is $2.8 million compared to the $1.5 million unallocated allowance at December 31, 1998. These amounts represent 16% and 9% of the total allowance for loan losses at March 31, 1999 and December 31, 1998, respectively. The maintenance of the unallocated portion of the allowance is considered necessary for the reasons outlined in the preceding paragraph. Specifically, management believes that the maintenance of the unallocated portion of the allowance is considered prudent to mitigate the uncertainties associated with the Bank's relatively untested loan portfolios. Loan seasoning, economic conditions, growth projections, sustained asset classification trends, and loan concentrations are some of the factors considered when determining the necessity, or lack thereof, for the unallocated allowance amount.

Deposits

  Deposits of $1.31 billion at March 31, 1999, represented an increase of $14.9 million or 1% over December 31, 1998. The increase in deposits is comprised primarily of increases in time deposits of $18.0 million or 2% partially offset by a slight decrease in noninterest-bearing demand accounts of $4.3 million or 4%. The increase in time deposits during the first quarter of 1999 is largely a due to a promotion associated with the Chinese New Year holiday. Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits. The average balance of non-time deposit accounts, which include noninterest-bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts, increased $67.5 million or 18% during the three months ended March 31, 1999, compared with the same period in 1998. This increase was comprised of a $31.8 million or 47% increase in noninterest-bearing demand accounts, a $16.8 million or 8% increase in savings deposits, a $15.8 million or 71% increase in money market accounts and a $3.1 million or 4% increase in interest-bearing checking accounts.

Borrowings

  Short-term borrowings, which consist primarily of federal funds purchased and securities sold under agreements to repurchase, decreased $11.9 million or 57% to $21.1 million as of March 31, 1999 from $33.0 million as of December 31, 1998. FHLB advances totaled $500.0 million as of March 31, 1999, representing a $63.0 million or 13% decrease from the December 31, 1998 balance of $563.0 million. Decreases or repayments in both short-term borrowings and FHLB advances were derived from proceeds resulting from the sale of mortgage-backed securities.

Capital Resources

  The primary source of capital for the Company is the retention of net after tax earnings. At March 31, 1999, stockholders' equity totaled $148.9 million, a decrease of $1.9 million or 1% from $150.8 million as of December 31, 1998. The decrease is due primarily to: (i) repurchase of $7.0 million or 725,000 shares of common stock authorized by the Board of Directors during the first quarter of 1999; (ii) payment of a $0.03 per share quarterly cash dividend totaling $714 thousand in February 1999; and (iii) a net increase of $207 thousand in unrealized losses on available-for-sale securities. These transactions were offset in part by first quarter 1999 net income of $6.0 million.

  On March 29, 1999, the Company's Board of Directors authorized a second stock repurchase program, authorizing the repurchase of an additional $7.0 million of the Company's common stock. As of April 30, 1999, the Company had repurchased $1.2 million or 125,000 shares of the total $7.0 million authorized in the second repurchase program.

  Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At March 31, 1999, the Company's Tier 1 and total capital ratios were 10.15% and 11.36%, respectively, compared to 10.28% and 11.42%, respectively, at December 31, 1998, and 12.01% and 13.19%, respectively, at March 31, 1998.

  The following table compares the Company's and the Bank's actual capital ratios at March 31, 1999, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                       Minimum        Well
                                 East West East West  Regulatory  Capitalized
                                  Bancorp    Bank    Requirements Requirements
                                 --------- --------- ------------ ------------
   Total Capital (to Risk-
    Weighted Assets)............   11.36%    11.35%      8.0%         10.0%
   Tier 1 Capital (to Risk-
    Weighted Assets)............   10.15     10.14       4.0           6.0
   Tier 1 Capital (to Average
    Assets).....................    7.28      7.24       4.0           5.0

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

  The Bank's primary sources of liquidity are derived from financing activities which include the acceptance of customer deposits, federal funds facilities, repurchase agreement facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating of operating expenses.

  For the three months ended March 31, 1999, the Bank experienced net cash outflows from both its financing and investing activities. The net cash outflow from financing activities of approximately $68.7 million can be attributed primarily to the partial repayment of FHLB advances and short-term borrowings. The net cash outflow of $25.7 million from investing activities is largely due to the growth in the Bank's loan portfolio. Partially offsetting these net cash outflows from financing and investing activities is $14.2 million in net cash provided by operating activities, primarily derived from increased interest income received on loans and investment securities and net proceeds from sales of loans held for sale.

  As a means of augmenting its liquidity, the Bank has established federal funds lines with two correspondent banks and several master repurchase agreements with major brokerage companies. At March 31, 1999, the Bank's available borrowing capacity includes approximately $14.0 million in repurchase arrangements and $35.0 million in federal funds line facilities. Management believes its liquidity sources to be stable and adequate. At March 31, 1999, management was not aware of any information that would result in or that was reasonably likely to have a material effect on the Bank's liquidity position.

  The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the first quarter of 1999, East West Bank declared dividends amounting to $8.0 million to East West Bancorp, Inc. As of March 31, 1999, approximately $24.2 million of undivided profits of the Bank was available for dividends to the Company.

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

  The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 1999, assuming a parallel shift of 100 to 200 basis points in both directions:

      Change in Interest Rates   Net Interest Income      Net Portfolio Value
           (Basis Points)           Volatility (1)           Volatility (2)
      ------------------------   -------------------      -------------------
                +200                      1.1%                    (8.2)%
                +100                      2.6%                    (1.4)%
                -100                     (3.8)%                   (4.8)%
                -200                     (7.2)%                  (10.5)%

--------
(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus the net portfolio value in the various rate scenarios.

  All interest-earning assets, interest-bearing liabilities and derivative contracts are included in the interest rate sensitivity analysis at March 31, 1999. At March 31, 1999, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

  The following table provides the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of March 31, 1999. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                              Expected Maturity or Repricing Date by Year
                          --------------------------------------------------------              Fair value at
                                                                            After                 March 31,
                             1999      2000     2001     2002      2003     2003      Total         1999
                          ----------  -------  -------  -------  --------  -------  ----------  -------------
                                                     (Dollars in thousands)
Assets:
Short-term investments..  $   54,000  $   --   $   --   $   --   $    --   $   --   $   54,000   $   54,000
 Weighted average rate..        5.65%     -- %     -- %     -- %      -- %     -- %       5.65%
Investment securities
 available-for-sale
 (fixed rate)...........  $   85,264  $59,112  $40,960  $28,368  $ 19,637  $43,866  $  277,207   $  276,383
 Weighted average rate..        6.33%    6.33%    6.33%    6.33%     6.33%    6.31%       6.33%
Investment securities
 available-for-sale
 (variable rate)........  $  361,181  $   --   $   --   $   --   $    --   $   --   $  361,181   $  360,691
 Weighted average rate..        5.66%     -- %     -- %     -- %      -- %     -- %       5.66%
Total gross loans.......  $1,064,327  $41,288  $26,527  $19,219  $ 17,719  $17,825  $1,186,905   $1,194,959
 Weighted average rate..        7.96%    8.00%    8.30%    8.36%     8.39%    8.16%       7.98%
Liabilities:
Checking accounts.......  $   81,059  $   --   $   --   $   --   $    --   $   --   $   81,059   $   81,059
 Weighted average rate..        1.15%     -- %     -- %     -- %      -- %     -- %       1.15%
Money market accounts...  $   41,988  $   --   $   --   $   --   $    --   $   --   $   41,988   $   41,988
 Weighted average rate..        3.04%     -- %     -- %     -- %      -- %     -- %       3.04%
Savings deposits........  $  216,756  $   --   $   --   $   --   $    --   $   --   $  216,756   $  216,756
 Weighted average rate..        1.90%     -- %     -- %     -- %      -- %     -- %       1.90%
Time deposits...........  $  844,199  $22,023  $   483  $   743  $  1,764  $   --   $  869,212   $  869,170
 Weighted average rate..        4.62%    4.87%    5.76%    5.50%     5.64%     -- %       4.63%
Short-term borrowings...  $   21,078  $   --   $   --   $   --   $    --   $   --   $   21,078   $   21,078
 Weighted average rate..        4.89%     -- %     -- %     -- %      -- %     -- %       4.89%
FHLB advances...........  $  381,000  $10,000  $   --   $   --   $109,000  $   --   $  500,000   $  502,175
 Weighted average rate..        4.93%    5.50%     -- %     -- %     5.20%     -- %       5.00%

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

  Interest rate swaps were designated for purposes of converting fixed rate loans to floating rate assets while interest rate cap agreements were designated as hedges against certain securities in the available-for-sale portfolio. The total gross notional amount of the interest rate swaps on March 31, 1999 was $28.5 million. The net unrealized loss on the swap agreement portfolio was $1.2 million compared to a net unrealized loss of $1.5 million at December 31, 1998.

  Interest rate caps are used as hedges against market fluctuations in the Bank's available-for-sale securities portfolio. The total gross notional amount of interest rate cap agreements on March 31, 1999 was $36.0 million. The net unrealized loss on the cap agreement portfolio was $509 thousand compared to a net unrealized loss of $580 thousand at December 31, 1998. These cap agreements are primarily linked to the three-month LIBOR.

  The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of March 31, 1999. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                  Expected Maturity
                          -------------------------------------                        Average
                                                          After           Unrealized  Expected
                          1999   2000    2001     2002    2002    Total   Gain (Loss) Maturity
                          -----  -----  -------  -------  -----  -------  ----------  ---------
                                              (Dollars in thousands)
Interest rate swap
 agreements:
Notional amount.........  $  --  $  --  $10,000  $18,500  $  --  $28,500   $(1,154)   3.2 Years
Weighted average receive
 rate...................     --%    --%    5.34%    5.39%    --%    5.37%
Weighted average pay
 rate...................     --%    --%    6.46%    6.45%    --%    6.46%
Interest rate cap
 agreements:
Notional amount.........  $  --  $  --  $18,000  $18,000  $  --  $36,000   $  (509)   2.8 Years
LIBOR cap rate..........     --%    --%    6.50%    7.00%    --%    6.75%


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

  As of March 31, 1999, the Bank has successfully completed the awareness, assessment and remediation phases of the Year 2000 plan and is currently in the validation testing and implementation phases of the plan. The plan is on schedule. All of the Bank's critical systems are programmed, serviced or provided by outside system vendors. With the exception of the wire transfer system, which is expected to be certified in May 1999, substantially all of the systems that were identified in the assessment phase as critical to the Bank's operations have been tested and certified as compliant by the various "system owners" of the Bank. This meets the Federal Financial Institutions Examination Council's ("FFIEC") time frame for year 2000 progress. The Bank has also been reviewing and coordinating relationships with "secondary" systems vendors, borrowers, and other third parties to ensure that their systems will be "Year 2000" compliant. These vendors have informed the Bank that their "Year 2000" projects are on schedule and progress is being monitored by Bank personnel. In addition, as discussed below, manual data processing of business functions is part of the Bank's contingency plan.

  In addition to these software applications, much of the Bank's hardware and network infrastructure is being replaced as part of the "Year 2000" plan. The Bank has developed a detailed project plan for the replacement. The principal elements are the replacement of the router network and the replacement or upgrading of personal computers. The router network has already been replaced and the replacement or upgrading of personal computers is in process and is expected to be substantially complete by June 30, 1999. The hardware and network infrastructure replacement cost of $750 thousand represents the largest portion of the "Year 2000" plan total budget of $1.0 million. The Bank has incurred $547 thousand in "Year 2000" expenses to date, $249 thousand of which was incurred during 1999.

  Non-information technology systems are expected to function well in 2000 and beyond; none have been identified with "Year 2000" problems. The Bank's environmental systems have been reviewed by the Bank's administrative services personnel and vendor indications have been received in writing for all such systems. In addition, the Bank has obtained a written indication of "Year 2000" compliance from the local energy company. Indications of "Year 2000" readiness have also been received from the telecommunications companies on which the Bank depends.

  The contingency plan provides for changing outside vendors if current vendors cannot meet their schedules to be "Year 2000" compliant and for manual processing and other action by the Bank in the event a problem is not discovered in a critical system that has previously been tested and certified as compliant. An expected reasonable "worst case" scenario is that, notwithstanding the testing and certification of all the Bank's critical systems beforehand, a problem is discovered in the year 2000 that impacts the core accounting systems. In this event, the Bank would be required to perform many business functions manually until such time as the responsible vendor corrects the problem. Such manual processing of functions is provided for in the Bank's contingency plans, which have been reviewed and updated as of March 31, 1999. In October 1998, the Bank tested the transition from computer-performed operations to "offline" manual operations at all branch locations. The test was conducted while an outside vendor shut down the Bank's system to perform "Year 2000" repairs. During the shut down, the transition to manual procedures worked as planned. Other elements of the Bank's contingency plan will be tested during 1999, as is the case with wire transfer operations which were successfully tested at the Bank's offsite contingency location during January 1999. The Bank's contingency plan will be independently reviewed by June 30, 1999 in accordance with the FFIEC's "Year 2000" progress time frame.

Business Segments

  The Company has four reportable segments: retail banking, commercial lending, treasury and residential lending. The retail banking segment is responsible for generating retail and commercial loans and deposits from the 23 branch locations in California. The commercial lending segment generates commercial loans and deposits from its production offices in northern and southern California. The treasury department is responsible for managing the Company's investments, liquidity, and interest rate risk. The residential lending segment is responsible for the portfolio of single-family and multifamily residential loans.

  The Company's reportable segments are strategic business units that offer financial products and services. They are managed separately because the retail branches focus primarily on retail operations, but some of the branches do generate commercial loans and deposits. The commercial lending segment specifically generates commercial loans and deposits through the efforts of commercial lending officers.

  The following tables present information pertaining to the Company's reportable business segments for the three months ended March 31, 1999 and 1998:

                                     Three Months Ended March 31, 1999
                                                (unaudited)

                           Retail   Commercial           Residential
                          Banking    Lending   Treasury    Lending   Adjustments   Total
                          --------  ---------- --------  ----------- ----------- ----------
                                                  (In thousands)
Interest income.........  $  5,467   $  8,310  $ 11,363   $  8,830     $   692   $   34,662
Charges for funds used..    (3,218)    (4,772)   (9,725)    (5,823)        --       (23,538)
                          --------   --------  --------   --------     -------   ----------
 Interest spread on
  funds used............     2,249      3,538     1,638      3,007         692       11,124
                          --------   --------  --------   --------     -------   ----------
Interest expense........    (9,570)      (672)   (8,189)       --          --       (18,431)
Credit on funds
 provided...............    13,322      1,110     9,106        --          --        23,538
                          --------   --------  --------   --------     -------   ----------
 Interest spread on
  funds provided........     3,752        438       917        --          --         5,107
                          --------   --------  --------   --------     -------   ----------
  Net interest income...  $  6,001   $  3,976  $  2,555   $  3,007     $   692   $   16,231
                          ========   ========  ========   ========     =======   ==========
Depreciation and
 amortization...........  $    367   $     61  $      1   $    --      $   107   $      536
Segment pretax profit...       855      3,753     2,570      2,368         --         9,546
Segment assets..........   272,416    432,583   724,366    483,488      88,205    2,001,058

                                     Three Months Ended March 31, 1998
                                                (unaudited)

                           Retail   Commercial           Residential
                          Banking    Lending   Treasury    Lending   Adjustments   Total
                          --------  ---------- --------  ----------- ----------- ----------
                                                  (In thousands)
Interest income.........  $  3,483   $  6,374  $  8,324   $  9,994     $   407   $   28,582
Charges for funds used..    (2,215)    (3,772)   (7,002)    (8,377)        --       (21,366)
                          --------   --------  --------   --------     -------   ----------
 Interest spread on
  funds used............     1,268      2,602     1,322      1,617         407        7,216
                          --------   --------  --------   --------     -------   ----------
Interest expense........   (10,845)      (636)   (4,703)       --          --       (16,184)
Credit on funds
 provided...............    14,922        928     5,516        --          --        21,366
                          --------   --------  --------   --------     -------   ----------
 Interest spread on
  funds provided........     4,077        292       813        --          --         5,182
                          --------   --------  --------   --------     -------   ----------
  Net interest income...  $  5,345   $  2,894  $  2,135   $  1,617     $   407   $   12,398
                          ========   ========  ========   ========     =======   ==========
Depreciation and
 amortization...........  $    393   $     33  $      1   $    --      $   112   $      539
Segment pretax profit...       167      2,425     1,442        484         --         4,518
Segment assets..........   169,510    308,464   587,818    502,149      93,293    1,661,234

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

  For quantitative and qualitative disclosures regarding market risks in the Company's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Asset Liability and Market Risk Management."

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  No events have transpired which would make response to this item appropriate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  No events have transpired which would make response to this item appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No events have transpired which would make response to this item appropriate.

ITEM 5. OTHER INFORMATION

  No events have transpired which would make response to this item appropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits Index

       Exhibit Number Description
       -------------- -----------
             27       Financial Data Schedule

  All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

  (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the first quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 1999

                                          EAST WEST BANCORP, INC.
                                          (Registrant)

                                          By        /s/ Julia Gouw
                                            -----------------------------------
                                                       JULIA GOUW
                                               Executive Vice President and
                                                  Chief Financial Officer