Form 10-Q
period 1999-06-30
EAST WEST BANCORP INC
filed 1999-08-09
CIK 1069157

    As filed with the Securities and Exchange Commission on August 9, 1999

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

  For the quarterly period ended June 30, 1999

                                      or

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of common stock of the registrant outstanding as of July 31, 1999: 22,468,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION................................................     3

  Item 1. Interim Consolidated Financial Statements..........................   4-7

     Notes to Interim Consolidated Financial Statements......................   8-9

  Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations........................  9-30

  Item 3. Quantitative and Qualitative Disclosures of Market Risks...........    30

PART II--OTHER INFORMATION...................................................    31

  Item 1. Legal Proceedings..................................................    31

  Item 2. Changes in Securities and Use of Proceeds..........................    31

  Item 3. Defaults upon Senior Securities....................................    31

  Item 4. Submission of Matters to a Vote of Security Holders................    31

  Item 5. Other Information..................................................    31

  Item 6. Exhibits and Reports on Form 8-K...................................    31

SIGNATURES...................................................................    32

                         PART I--FINANCIAL INFORMATION

               ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                      June 30,    December 31,
                                                        1999          1998
                                                     -----------  ------------
                                                     (unaudited)
ASSETS
------

Cash and cash equivalents........................... $   71,028    $  161,131
Investment securities available for sale, at fair
 value (with amortized cost of $589,925 in 1999 and
 $683,335 in 1998)..................................    582,485       682,436
Loans receivable, net of allowance for loan losses
 of $20,019 in 1999 and
 $16,506 in 1998....................................  1,324,504     1,100,579
Investment in Federal Home Loan Bank stock, at
 cost...............................................     27,330        32,874
Other real estate owned.............................      3,034         4,600
Investment in affordable housing partnerships.......     23,228        18,602
Premises and equipment, net.........................     23,029        23,406
Premiums on deposits acquired, net..................      4,501         2,648
Excess of purchase price over fair value of net
 assets acquired, net...............................      7,006         3,590
Accrued interest receivable and other assets........     28,982        28,294
Deferred tax asset..................................      2,156           --
                                                     ----------    ----------
    TOTAL........................................... $2,097,283    $2,058,160
                                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customer deposit accounts........................... $1,433,882    $1,292,937
Securities sold under agreements to repurchase......        --         33,000
Federal Home Loan Bank advances.....................    498,000       563,000
Notes payable.......................................      3,502         1,820
Accrued expenses and other liabilities..............     13,775        12,871
Deferred income taxes...............................        --          1,259
                                                     ----------    ----------
  Total liabilities.................................  1,949,159     1,904,887
                                                     ----------    ----------
FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF
 PURCHASE PRICE, NET................................      2,236         2,443

STOCKHOLDER'S EQUITY
Common stock (par value of $0.001 per share)
  Authorized -- 50,000,000 shares
  Issued and outstanding -- 22,468,000 shares and
   23,775,000 shares in 1999 and 1998,
   respectively.....................................         22            24
Additional paid in capital..........................     97,109       109,976
Accumulated other comprehensive loss:
  Unrealized losses on securities, net of tax.......     (4,676)         (888)
Retained earnings...................................     53,433        41,718
                                                     ----------    ----------
  Total stockholders' equity........................    145,888       150,830
                                                     ----------    ----------
    TOTAL........................................... $2,097,283    $2,058,160
                                                     ==========    ==========

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                               Three Months      Six Months
                                              Ended June 30,   Ended June 30,
                                              ---------------  ----------------
                                               1999    1998     1999     1998
                                              ------- -------  -------  -------
INTEREST AND DIVIDEND INCOME
 Loans receivable, including fees...........  $25,759 $20,771  $49,017  $41,138
 Investment securities available for sale...    9,266   5,500   19,044   10,193
 Investment securities held for trading.....       14     --        14      --
 Short-term investments.....................      606   3,916    1,811    7,249
 Federal Home Loan Bank stock...............      373     228      793      417
                                              ------- -------  -------  -------
  Total interest and dividend income........   36,018  30,415   70,679   58,997
                                              ------- -------  -------  -------
INTEREST EXPENSE
 Customer deposit accounts..................   11,827  12,560   23,321   25,065
 Short-term borrowings......................      194   1,858      542    3,507
 Federal Home Loan Bank advances............    6,660   2,744   13,248    4,774
                                              ------- -------  -------  -------
  Total interest expense....................   18,681  17,162   37,111   33,346
                                              ------- -------  -------  -------
NET INTEREST INCOME BEFORE PROVISION FOR
 LOAN LOSSES................................   17,337  13,253   33,568   25,651
PROVISION FOR LOAN LOSSES...................    1,486   1,583    2,686    3,325
                                              ------- -------  -------  -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES.....................................   15,851  11,670   30,882   22,326
                                              ------- -------  -------  -------
NONINTEREST INCOME
 Loan fees..................................      598     632    1,126    1,139
 Branch fees................................      883     669    1,611    1,246
 Letters of credit fees and commissions.....    1,058     579    2,040    1,041
 Net gain on sales of investment securities
  available for sale........................      304     271      684      408
 Net gain on sales of investment securities
  held for trading..........................      407     --       425      --
 Net gain on sales of investment in
  affordable housing partnerships...........      --      --       402      --
 Net gain on sale of branch.................      676     --       676      --
 Amortization of fair value of net assets
  acquired in excess of purchase price......      105     104      208      208
 Other operating income.....................      196     103      387      235
                                              ------- -------  -------  -------
  Total noninterest income..................    4,227   2,358    7,559    4,277
                                              ------- -------  -------  -------
NONINTEREST EXPENSE
 Compensation and employee benefits.........    4,463   4,210    9,137    8,613
 Net occupancy..............................    1,337   1,200    2,701    2,436
 Data processing............................      358     330      690      638
 Amortization of premiums on deposits
  acquired and excess
  of purchase price over fair value of net
  assets acquired...........................      358     311      668      621
 Amortization of investment in affordable
  housing partnerships......................      777     281    1,187      507
 Deposit insurance premiums and regulatory
  assessments...............................      208     213      416      423
 Other real estate owned operations, net....       23    (115)    (261)    (195)
 Other operating expenses...................    2,056   1,507    3,859    2,951
                                              ------- -------  -------  -------
  Total noninterest expense.................    9,580   7,937   18,397   15,994
                                              ------- -------  -------  -------
INCOME BEFORE PROVISION FOR INCOME TAXES....   10,498   6,091   20,044   10,609
PROVISION FOR INCOME TAXES..................    3,398   2,262    6,932    3,764
                                              ------- -------  -------  -------
NET INCOME..................................  $ 7,100 $ 3,829  $13,112  $ 6,845
                                              ======= =======  =======  =======
BASIC AND DILUTED EARNINGS PER SHARE........  $  0.31 $  0.16  $  0.57  $  0.29
AVERAGE NUMBER OF SHARES OUTSTANDING........   22,764  23,775   23,159   23,775

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (unaudited)

                                            Accumulated
                               Additional      Other                                  Total
                        Common  Paid-In    Comprehensive  Retained  Comprehensive Stockholders'
                        Stock   Capital   Income (Losses) Earnings     Income        Equity
                        ------ ---------- --------------- --------  ------------- -------------
                                                    (In thousands)
BALANCE, JANUARY 1,
 1998
Comprehensive income...  $24    $109,976      $(1,138)    $23,690                   $132,552
 Net income for the
  year.................                                    18,028      $18,028        18,028
 Other comprehensive
  income, net of tax...
  Net change in
   unrealized losses on
   securities, net of
   tax.................                           250                      250           250
                         ---    --------      -------     -------      -------      --------
Comprehensive income...                                                $18,278
                                                                       =======
BALANCE, DECEMBER 31,
 1998                     24     109,976         (888)     41,718                    150,830
Comprehensive income...
 Net income for the
  period...............                                    13,112       13,112        13,112
 Other comprehensive
  income, net of tax...
  Net change in
   unrealized losses on
   securities, net of
   tax.................                        (3,788)                  (3,788)       (3,788)
                                                                       -------
Comprehensive income...                                                $ 9,324
                                                                       =======
Repurchase of common
 stock.................   (2)    (12,867)                                            (12,869)
Dividends declared on
 common stock..........                                    (1,397)                    (1,397)
                         ---    --------      -------     -------                   --------
BALANCE, JUNE 30,
 1999..................  $22    $ 97,109      $(4,676)    $53,433                   $145,888
                         ===    ========      =======     =======                   ========

                                                        Six Months     Year
                                                          Ended       Ended
                                                         June 30,  December 31,
                                                           1999        1998
                                                        ---------- ------------
                                                            (In thousands)
Disclosure of reclassification amounts:
Unrealized holding (losses) gains arising during
 period, net of tax (benefit) expense of $(1,766) in
 1999 and $595 in 1998................................   $(3,340)     $1,109
Less: Reclassification adjustment for gains included
 in net income, net of tax expense of $237 in 1999 and
 $461 in 1998.........................................      (448)       (859)
                                                         -------      ------
Net change in unrealized losses on securities, net of
 tax benefit (expense) of $2,002 in 1999 and $(134) in
 1998.................................................   $(3,788)     $  250
                                                         =======      ======

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Six Months Ended June
                                                                  30,
                                                         ----------------------
                                                            1999        1998
                                                         -----------  ---------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................  $    13,112  $   6,845
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Net amortization of premiums..........................          799        895
 Depreciation and amortization.........................        1,088      1,086
 Net loan fees deferred................................        1,246      1,040
 Deferred tax benefit..................................       (1,525)      (726)
 Provision for loan losses.............................        2,686      3,325
 Provision for other real estate owned losses..........           22        179
 Net gain on sales of investment securities and other
  assets...............................................       (2,673)    (1,168)
 Federal Home Loan Bank stock dividends................         (847)      (383)
 Proceeds from sale of loans held for sale.............       37,462     45,246
 Originations of loans held for sale...................      (29,047)   (42,870)
 Increase in accrued interest receivable and other
  assets...............................................         (688)    (3,901)
 Increase (decrease) in accrued expenses and other
  liabilities..........................................          904        (80)
                                                         -----------  ---------
  Total adjustments....................................        9,427      2,643
                                                         -----------  ---------
  Net cash provided by operating activities............       22,539      9,488
                                                         -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net disbursements of loans............................      (78,166)   (72,667)
 Purchases of:
 Investment securities available for sale..............     (331,760)  (364,753)
 Loans receivable......................................     (156,768)    (6,530)
 Federal Home Loan Bank stock..........................       (1,808)    (3,820)
 Investment in affordable housing partnerships.........       (5,647)      (469)
 Premises and equipment................................         (751)      (549)
 Proceeds from sale, maturity, redemption or repayment
  of:
 Investment securities available for sale..............      426,478    268,230
 Federal Home Loan Bank stock..........................        8,200        --
 Other real estate owned...............................        2,295      1,342
 Investment in affordable housing partnerships.........        3,267        --
 Premises and equipment................................            2        --
Principal repayments on foreclosed property............          100        --
Payment for purchase of First Central Bank, net of cash
 received..............................................       (5,413)       --
                                                         -----------  ---------
  Net cash used in investing activities................     (139,971)  (179,216)
                                                         -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits................................  $    65,444  $   4,209
 Deposits acquired from First Central Bank.............       92,569        --
 Deposits sold to People's Bank of California..........      (17,068)       --
 Proceeds from Federal Home Loan Bank advances.........    5,129,900    763,608
 Repayment of Federal Home Loan Bank advances..........   (5,194,900)  (717,608)
 Net (decrease) increase in federal funds purchased and
  securities sold under agreements to repurchase.......      (33,000)    16,953
 Repayments of notes payable on affordable housing
  investments..........................................       (1,350)       --
 Repurchase of common stock............................      (12,869)       --
 Dividends paid on common stock........................       (1,397)       --
                                                         -----------  ---------
  Net cash provided by financing activities............       27,329     67,162
                                                         -----------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............      (90,103)  (102,566)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........      161,131    347,601
                                                         -----------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............  $    71,028  $ 245,035
                                                         ===========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid.........................................  $    37,063  $  32,397
 Income tax payments, net..............................       10,400      5,245
 Noncash investing and financing activities:
 Other real estate acquired through foreclosure........        1,130      4,039
 Loans made to facilitate sales of other real estate
  owned................................................          650        582
 Investment in affordable housing partnerships acquired
  through notes payable................................        3,033        --
 Net change in unrealized losses on securities, net of
  tax..................................................       (3,788)       828
 Mortgage loans held to maturity securitized to
  investment securities available for sale.............          --      35,875

      See accompanying notes to interim consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly-owned subsidiary bank, East West Bank and subsidiaries (the "Bank"). All material intercompany transactions and accounts have been eliminated.

  The interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended June 30, 1999 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report for the year ended December 31, 1998.

  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2. STOCKHOLDERS' EQUITY

 Earnings Per Share

  The actual number of shares outstanding at June 30, 1999, was 22,468,000. Basic earnings per share are calculated on the basis of the weighted number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants. All 1998 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 118,875 for 550,000 reverse stock split effective June 11, 1998. The basic earnings per share is equal to the diluted earnings per share due to the fact that the average market price of the options and warrants is less than their exercise price for the six months ended June 30, 1999.

 Quarterly Dividends

  An initial quarterly cash dividend of $0.03 per share was paid on or about February 16, 1999 to shareholders of record at February 2, 1999. A second quarterly cash dividend of $0.03 per share was paid on or about May 11, 1999 to shareholders of record at May 5, 1999.

 Stock Repurchase Program

  On January 25, 1999, the Company's Board of Directors authorized the Company to repurchase up to $7.0 million of its common stock. During the first quarter of 1999, the Company repurchased 725,000 shares of its common stock for a total of $7.0 million which completed the first stock repurchase program. On March 29, 1999, the Company's Board of Directors initiated a second stock repurchase program, authorizing the repurchase of up to an additional $7.0 million of its common stock. During the quarter ended June 30, 1999, in conjunction with its second stock repurchase program, the Company repurchased 582,000 shares of its common stock for approximately $5.9 million. The Company is holding the repurchased shares as treasury shares to be reissued in connection with the Company's incentive stock plan and its employee stock purchase plan.

3. FIRST CENTRAL BANK ACQUISITION

  On May 28, 1999, the Company completed its $13.5 million acquisition of First Central Bank, N.A. in an all-cash transaction. First Central Bank, with assets of $102 million, is a national bank with three branches in Southern California, specializing in serving the banking needs of the Chinese-American community.

  The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of approximately $3.5 million, which is being amortized using the straight-line method over 15 years.

4. BRANCH SALE

  On May 21, 1999, the Company completed the sale of its Irvine Branch to People's Bank of California. Total assets purchased and total liabilities assumed by People's Bank were $83 thousand and $17.1 million, respectively. The purchase price was 4.25% of outstanding deposits assumed as of May 21, 1999 or $725 thousand. The net gain on sale recorded by the Company on this transaction was $676 thousand.

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

Quarterly Cash Dividend

  On April 19, 1999, the Company announced that the Board of Directors had declared a regular quarterly cash dividend of $0.03 per share. The dividend payment was made on or about May 11, 1999 to shareholders of record at May 5, 1999.

Branch Sale

  On May 21, 1999, the Company announced the sale of its Irvine branch to People's Bank of California. The branch, located at 4860 Irvine Boulevard, with deposits of approximately $17 million, was sold at a net gain of $676 thousand.

Completion of First Central Bank Acquisition

  On May 28, 1999, the Company announced the completion of its $13.5 million acquisition of First Central Bank, N.A. in an all-cash transaction. Total goodwill recorded by the Company for this transaction was approximately $3.5 million.

  First Central Bank, with assets of $102 million, is a national bank with three branches in Southern California, specializing in serving the banking needs of the Chinese-American community. The Company intends to consolidate the First Central Bank branches into its branch network in September 1999. Specifically, the two branch locations of First Central Bank will be closed and combined with nearby East West Bank branches, while one branch of East West Bank will be closed and combined with a nearby First Central Bank branch.

Stock Repurchase Programs

  As of July 31, 1999, the Company had repurchased $5.9 million or 582,000 shares of the total $7.0 million authorized by the Company's Board of Directors for the second stock repurchase program.

Results of Operations

  East West Bancorp, Inc, parent company of East West Bank (the "Bank") reported second quarter 1999 net income of $7.1 million, or $0.31 per basic and diluted share, compared to $3.8 million, or $0.16 per basic and diluted share, reported during the second quarter of 1998. The Company's annualized return on average total assets increased to 1.38% for the quarter ended June 30, 1999, from 0.89% for the same period in 1998. The annualized return on average stockholders' equity increased to 19.26% for the second quarter of 1999, compared with 11.08% for the second quarter of 1998. Included in net income for the second quarter of 1999 is a one-time pretax gain of $676 thousand on the sale of the Company's Irvine branch. Excluding this gain, earnings for the second quarter of 1999 would have totaled approximately $6.7 million, or $0.29 per basic and diluted share.

  Net income for the six months ended June 30, 1999 increased to $13.1 million, or $0.57 per basic and diluted share, from $6.8 million, or $0.29 per basic and diluted share, for the first six months of 1998. The annualized return on average total assets increased to 1.29% for the first half of 1999, compared with 0.81% for the first half of 1998. The annualized return on average stockholders' equity increased to 17.61% for the first half of 1999, compared with 10.08% for the same period in 1998.

 Components of Net Income

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     --------------------  ------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  --------
                                        (In millions)        (In millions)
   Net interest income.............. $    17.3  $    13.3  $   33.6  $   25.7
   Provision for loan losses........      (1.5)      (1.6)     (2.7)     (3.3)
   Noninterest income...............       4.2        2.4       7.5       4.3
   Noninterest expense..............      (9.6)      (7.9)    (18.4)    (16.0)
   Provision for income taxes.......      (3.3)      (2.4)     (6.9)     (3.9)
                                     ---------  ---------  --------  --------
     Net income..................... $     7.1  $     3.8  $   13.1  $    6.8
                                     =========  =========  ========  ========
   Annualized return on average
    total assets....................      1.38%      0.89%     1.29%     0.81%
                                     =========  =========  ========  ========

  Net income increased 85% and 92%, respectively, for the second quarter and the first six months of 1999 compared with corresponding periods in 1998. The increases in second quarter and year-to-date 1999 net income is largely attributable to the growth in the Company's loan and investment securities portfolios, and to the reduction in the Company's cost of funds. Further, sustained growth in noninterest-related revenues, as well as continuing efforts to manage operational expenses, have also contributed to the increase in net income.

Net Interest Income

  The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the second quarter of 1999 totaled $17.3 million, a 31% increase over net interest income of $13.3 million for the same period in 1998. For the first six months of 1999, net interest income increased to $33.6 million, also a 31% increase from $25.7 million for the first half of 1998.

  Total interest and dividend income during the quarter ended June 30, 1999 increased 18% to $36.0 million compared with $30.4 million during the same period in 1998. Similarly, year-to-date interest and dividend income increased 20% to $70.7 million, from $59.0 million during the first half of 1998. The increase in interest and dividend income is derived primarily from an increase in average interest-earning assets of 19% and 21%, respectively, during the second quarter and the first six months of 1999. Growth in the Company's average loan and investment portfolios, partially offset by a decrease in average short-term investments, propelled the net increase in average interest-earning assets. The net growth in average earning assets was funded largely by an increase in FHLB advances, which increased $325.9 million, or 161%, and $354.3 million, or 202%, respectively, during the second quarter and the first six months of 1999.

  Despite a 75 basis point decline in the average prime rate, when comparing the first half of 1999 to the first half of 1998, the overall yield on average earning assets during the first six months of 1999 only declined 8 basis points to 7.23%, from 7.31% for the same period a year ago, due primarily to higher interest income on investment securities. The impact of this prime rate reduction for the second quarter was even less perceptible, with the overall yield on average earning assets decreasing only 2 basis points to 7.31% for the 1999 second quarter, compared with 7.33% for the second quarter of 1998. Loan yields decreased 29 and 22 basis points, respectively, for the second quarter and the first six months of 1999, due to the decrease in the average prime rate. The decrease in loan yields was offset by an increase in yields on investment securities which increased 22 basis points to 5.77% for the second quarter of 1999, from 5.55% for the same quarter in 1998. For the first half of 1999, yields on investment securities increased 27 basis points to 5.72%, compared with 5.45% for the same period a year earlier. The increase in yields on investment securities was due, in part, to purchases of fixed-rate mortgage-backed securities during the second half of 1998.

  Total interest expense during the second quarter of 1999 increased 9% to $18.7 million compared with $17.2 million for the same period a year ago. For the first half of 1999, total interest expense increased 11% to $37.1 million, from $33.3 million for the first half of 1998. The increase in second quarter and year-to-date 1999 interest expense is primarily attributable to the increase in average FHLB advances, partially offset by a decrease in average short-term borrowings and a reduction in the cost of funds for all categories of interest-bearing liabilities.

  Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 33 basis points to 3.52% for the second quarter of 1999, compared with 3.19% for the second quarter of 1998. For the first six months of 1999, the net interest margin was 3.43%, a 25 basis point increase from the net interest margin of 3.18% for the same period a year ago. Despite a slight decline in the overall yield on average earning assets, the increase in the Company's net interest margin is primarily due to the decline in the cost of funds. The Company's overall cost of funds decreased 37 basis points to 4.20% for both the second quarter and the first half of 1999, from 4.57% for the same periods in 1998.

  The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 1999 and 1998:

                                                             Three Months Ended June 30,
                                               ---------------------------------------------------------
                                                          1999                         1998
                                               ---------------------------- ----------------------------
                                                                    Average                      Average
                                                                    Yield/                       Yield/
                                                Average              Rate    Average              Rate
                                                Balance    Interest   (1)    Balance    Interest   (1)
                                               ----------  -------- ------- ----------  -------- -------
                                                               (Dollars in thousands)
ASSETS
------
Interest-earning assets:
 Short-term investments....................... $   39,665  $   606   6.11%  $  267,648  $ 3,916   5.85%
 Taxable investment securities (2)(3).........    643,255    9,280   5.77      396,375    5,500   5.55
 Loans receivable (2)(4)......................  1,259,692   25,759   8.18      980,378   20,771   8.47
 FHLB stock...................................     28,912      373   5.16       15,564      228   5.86
                                               ----------  -------          ----------  -------
  Total interest-earning assets...............  1,971,524   36,018   7.31    1,659,965   30,415   7.33
                                                           -------   ----               -------   ----
Noninterest-earning assets:
 Cash and due from banks......................     29,766                       21,545
 Allowance for loan losses....................    (18,461)                     (13,661)
 Other assets.................................     79,388                       58,723
                                               ----------                   ----------
  Total assets................................ $2,062,217                   $1,726,572
                                               ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
 Checking accounts............................ $   84,034  $   245   1.17   $   77,734  $   287   1.48
 Money market accounts........................     46,023      351   3.05       24,441      236   3.86
 Savings deposits.............................    220,772    1,059   1.92      213,359    1,349   2.53
 Time deposits................................    886,165   10,172   4.59      851,087   10,688   5.02
 Short-term borrowings........................     15,035      194   5.16      132,347    1,858   5.62
 FHLB advances................................    528,530    6,660   5.04      202,582    2,744   5.42
                                               ----------  -------          ----------  -------
  Total interest-bearing liabilities..........  1,780,559   18,681   4.20    1,501,550   17,162   4.57
                                                           -------   ----               -------   ----
Noninterest-bearing liabilities:
 Demand deposits..............................    110,453                       73,001
 Other liabilities............................     23,784                       13,753
 Stockholders' equity.........................    147,421                      138,268
                                               ----------                   ----------
  Total liabilities and stockholders' equity.. $2,062,217                   $1,726,572
                                               ==========                   ==========
Interest rate spread..........................                       3.11%                        2.76%
                                                                     ====                         ====
Net interest income and net interest margin...             $17,337   3.52%              $13,253   3.19%
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

  The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 1999 and 1998:

                                         Six Months Ended June 30,
                          ---------------------------------------------------------
                                     1999                         1998
                          ---------------------------- ----------------------------
                                               Average                      Average
                                               Yield/                       Yield/
                           Average              Rate    Average              Rate
                           Balance    Interest   (1)    Balance    Interest   (1)
                          ----------  -------- ------- ----------  -------- -------
                                          (Dollars in thousands)
ASSETS
------
Interest-earning assets:
 Short-term
  investments...........  $   62,551  $ 1,811   5.79%  $  247,825  $ 7,249   5.85%
 Taxable investment
  securities (2)(3).....     665,911   19,058   5.72      373,930   10,193   5.45
 Loans receivable
  (2)(4)................   1,196,045   49,017   8.20      977,753   41,138   8.42
 FHLB stock.............      31,033      793   5.11       14,788      417   5.64
                          ----------  -------          ----------  -------
  Total interest-earning
   assets...............   1,955,540   70,679   7.23    1,614,296   58,997   7.31
                                      -------   ----               -------   ----
Noninterest-earning
 assets:
 Cash and due from
  banks.................      29,039                       22,941
 Allowance for loan
  losses................     (17,642)                     (12,966)
 Other assets...........      73,076                       56,200
                          ----------                   ----------
  Total assets..........  $2,040,013                   $1,680,471
                          ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Interest-bearing
 liabilities:
 Checking accounts......  $   81,883  $   470   1.15   $   77,148  $   566   1.47
 Money market accounts..      42,057      625   2.97       23,339      446   3.82
 Savings deposits.......     221,056    2,079   1.88      208,983    2,603   2.49
 Time deposits..........     872,077   20,147   4.62      852,428   21,450   5.03
 Short-term borrowings..      20,842      542   5.20      123,956    3,507   5.66
 FHLB advances..........     529,373   13,248   5.01      175,028    4,774   5.46
                          ----------  -------          ----------  -------
  Total interest-bearing
   liabilities..........   1,767,288   37,111   4.20    1,460,882   33,346   4.57
                                      -------   ----               -------   ----
Noninterest-bearing
 liabilities:
 Demand deposits........     104,676                       70,023
 Other liabilities......      19,111                       13,818
 Stockholders' equity...     148,938                      135,748
                          ----------                   ----------
  Total liabilities and
   stockholders'
   equity...............  $2,040,013                   $1,680,471
                          ==========                   ==========
Interest rate spread....                        3.03%                        2.74%
                                                ====                         ====
Net interest income and
 net interest margin....              $33,568   3.43%              $25,651   3.18%
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

                           Three Months Ended June     Six Months Ended June 30,
                              30, 1999 vs. 1998              1999 vs. 1998
                          ---------------------------  ---------------------------
                                     Changes Due to               Changes Due to
                           Total               Rates    Total               Rates
                          Change   Volume (1)   (1)    Change   Volume (1)   (1)
                          -------  ---------- -------  -------  ---------- -------
                                (In thousands)               (In thousands)
INTEREST-EARNING ASSETS:
Short-term investments..  $(3,310)  $(3,337)  $    27  $(5,437)  $(5,419)  $   (18)
Taxable investment
 securities.............    3,780     3,426       354    8,865     7,959       906
Loans receivable, net...    4,988     5,917      (929)   7,878     9,185    (1,307)
FHLB stock..............      145       196       (51)     376       458       (82)
                          -------   -------   -------  -------   -------   -------
  Total interest
   income...............  $ 5,603   $ 6,202   $  (599) $11,682   $12,183   $  (501)
                          =======   =======   =======  =======   =======   =======
INTEREST-BEARING
 LIABILITIES:
Checking accounts.......  $   (42)  $    23   $   (65) $   (96)  $    35   $  (131)
Money market accounts...      115       208       (93)     179       358      (179)
Savings deposits........     (290)       47      (337)    (524)      150      (674)
Time deposits...........     (516)      441      (957)  (1,303)      494    (1,797)
Short-term borrowings...   (1,664)   (1,647)      (17)  (2,965)   (2,917)      (48)
FHLB advances...........    3,916     4,415      (499)   8,474     9,665    (1,191)
                          -------   -------   -------  -------   -------   -------
  Total interest
   expense..............  $ 1,519   $ 3,487   $(1,968) $ 3,765   $ 7,785   $(4,020)
                          =======   =======   =======  =======   =======   =======
CHANGE IN NET INTEREST
 INCOME.................  $ 4,084   $ 2,715   $ 1,369  $ 7,917   $ 4,398   $ 3,519
                          =======   =======   =======  =======   =======   =======

--------
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

  The provision for loan losses of $1.5 million for the second quarter of 1999 approximates the $1.6 million provision recorded for the same period in 1998. For the first half of 1999, the provision for loan losses decreased 19% to $2.7 million, compared to $3.3 million for the first half of 1998. The decreased provision for loan losses recorded in the current year reflects continued stability in the Company's asset quality, as manifested by lower net chargeoffs and improvements in nonperforming asset ratios, when compared to 1998. For further information regarding net credit losses and the allowance for loan losses, see the "Allowance for Loan Losses" section of this report.

Noninterest Income

 Components of Noninterest Income

                                                                       Six
                                              Three Months Ended  Months Ended
                                                   June 30,         June 30,
                                              ------------------- -------------
                                                1999      1998     1999   1998
                                              --------- --------- ------ ------
                                                 (In millions)    (In millions)
   Loan fees................................  $    0.60 $    0.63 $ 1.13 $ 1.14
   Branch fees..............................       0.88      0.67   1.61   1.25
   Letters of credit fees and commissions...       1.06      0.58   2.04   1.04
   Net gain on sales of securities available
    for sale................................       0.30      0.27   0.68   0.41
   Net gain on sales of securities held for
    trading.................................       0.41       --    0.43    --
   Gain on sale of affordable housing
    investments.............................        --        --    0.40    --
   Gain on sale of branch...................       0.68       --    0.68    --
   Amortization of negative intangibles.....       0.10      0.10   0.21   0.21
   Other....................................       0.20      0.11   0.38   0.23
                                              --------- --------- ------ ------
     Total..................................  $    4.23 $    2.36 $ 7.56 $ 4.28
                                              ========= ========= ====== ======

  Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, and net gains on sales of trading securities, investment securities available for sale, and affordable housing investments.

  Noninterest income for the three months ended June 30, 1999 increased to $4.2 million, from $2.4 million for the three months ended June 30, 1998. Noninterest income for the second quarter of 1999 includes a one-time gain on sale of the Company's Irvine branch amounting to $676 thousand. Excluding this gain, noninterest income increased 51% to $3.6 million for the second quarter of 1999 when compared to the second quarter of 1998. Noninterest income for the first half of 1999 increased to $7.6 million, from $4.3 million for the first half of 1998. Excluding the gain on sale of the Irvine branch and the $402 thousand gain on sale of an investment in affordable housing partnerships recorded during the 1999 first quarter, noninterest income increased 52% to $6.5 million for the first six months of 1999 when compared to the same period in 1998. The increase in noninterest income for the quarter and year-to-date compared with the prior year is primarily due to growth in fee-based service income, including letters of credit fees and commissions and branch fees.

  Letters of credit fees and commissions amounted to $1.1 million for the second quarter of 1999 compared to $579 thousand for the second quarter of 1998. This increase of $479 thousand or 83% is attributed primarily to a $295 thousand increase in issuance and maintenance fees related to standby letters of credit. The remainder of the increase is attributed to trade finance activities which experienced growth of 59% and 48%, respectively, in the number of transactions processed for the three months and the six months ended June 30, 1999 in comparison to the same periods a year ago. For the six months ended June 30, 1999, letters of credit fees and commissions increased 96% to $2.0 million, compared with $1.0 million for the same period in 1998.

  Branch fees for the second quarter of 1999 amounted to $883 thousand, an increase of $214 thousand or 32% from the $669 thousand earned during the second quarter of 1998. This was primarily due to higher revenues derived from analysis charges on commercial deposit accounts, increased fees related to transaction accounts, and higher revenues from the sale of nonproprietary mutual funds. For the six months ended June 30, 1999, branch fees increased 29% to $1.6 million, compared with $1.2 million for the same period in 1998.

  Other contributions to noninterest income for the 1999 second quarter include $304 thousand in gains on sales of investment securities available for sale, compared with $271 thousand for the second quarter of 1998. For the six months ended June 30, 1999, gains on sales of investment securities available for sale increased to $684 thousand from $408 thousand for the same period in 1998. Net gains on investment securities held for trading for the second quarter and the first six months of 1999 totaled $407 thousand and $425 thousand, respectively. There were no gains on sales of trading securities during the same periods in 1998.

Noninterest Expense

 Components of Noninterest Expense

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       -------------------  ------------------
                                         1999      1998       1999      1998
                                       --------- ---------  --------  --------
                                         (In millions)        (In millions)
   Compensation and other employee
    benefits.........................  $   4.46  $    4.21  $   9.14  $   8.61
   Net occupancy.....................      1.34       1.20      2.70      2.44
   Data processing...................      0.36       0.33      0.69      0.64
   Amortization of positive
    intangibles......................      0.36       0.31      0.67      0.62
   Amortization of affordable housing
    investments......................      0.78       0.28      1.19      0.51
   Deposit insurance premiums and
    regulatory assessments...........      0.21       0.21      0.42      0.42
   Other real estate owned
    operations, net..................      0.02      (0.11)    (0.26)    (0.20)
   Other.............................      2.05       1.51      3.85      2.95
                                       --------  ---------  --------  --------
     Total...........................  $   9.58  $    7.94  $  18.40  $  15.99
                                       ========  =========  ========  ========
     Efficiency ratio................        43%        49%       43%       52%
                                       ========  =========  ========  ========

  Noninterest expense increased 21% to $9.6 million for the first three months ended June 30, 1999, from $7.9 million for the three months ended June 30, 1998. Noninterest expense totaled $18.4 million for the six months ended June 30, 1999, compared with $16.0 million for the same period in 1998. Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expenses. Compensation and employee benefits increased 6% to $4.5 million for the second quarter of 1999, compared with $4.2 million for the second quarter of 1998. This primarily reflects the Company's continuing growth which includes the opening of a new branch office in Milpitas, California in August 1998 and the acquisition of First Central Bank at the end of May 1999. For the six months ended June 30, 1999, compensation and employee benefits increased to $9.1 million from $8.6 million for the same period a year earlier. In addition to the Milpitas branch opening, the impact of annual salary and related cost increases for existing employees, as well as increases in incentive compensation tied to the Company's performance, further contributed to the year-to-date increase in compensation and employee benefits.

  Occupancy expenses increased to $1.3 million and $2.7 million, respectively, for the second quarter and the first half of 1999. The 11% increase in occupancy expenses for the second quarter and the first half of 1999 primarily reflects the operations of the new Milpitas branch and one month of operations for the branches and administrative offices of First Central Bank, overhead factors which were not present during the corresponding periods in 1998. Additionally, the impact of normal rent adjustments in existing leases, as well as increased expenses related to the outsourcing of computer hardware maintenance further contributed to the rise in occupancy expenses.

  The amortization of investments in affordable housing partnerships increased to $777 thousand for the second quarter of 1999, compared with $281 thousand for the second quarter of 1998. For the six months ended June 30, 1999, amortization of investments in affordable housing partnerships totaled $1.2 million, compared to $507 thousand for the same period in 1998. The increase in amortization reflects the impact of additional investment purchases made since the second quarter of 1998. Total investments in affordable housing partnerships amounted to $23.2 million as of June 30, 1999, compared with $14.4 million as of June 30, 1998.

  Net expenses related to OREO operations increased $138 thousand or 120% during the second quarter of 1999 when compared to the second quarter of 1998. This is primarily attributed to a $257 thousand reduction in net rental income collected on OREO properties and a $36 thousand decline in net gains on sales of OREO properties, partially offset by a $155 thousand decrease in OREO writedowns. For the six months ended June 30, 1999, net income generated from OREO operations totaled $261 thousand compared to $195 thousand for the same period in 1998. This increase in year-to-date net OREO income is due primarily to higher net gains on sales of OREO properties and lower writedowns on OREO properties, offset partially by lower net rental income on such properties.

  Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses for the second quarter of 1999 increased $549 thousand or 36% to $2.1 million, compared with $1.5 million for the second quarter of 1998. For the six months ended June 30, 1999, other operating expenses increased $908 thousand or 31% to $3.9 million, compared with $3.0 million for the six months ended June 30, 1998. The increase in expenses for the second quarter and year-to-date is primarily due to the overall growth of the Company. Further, various expenses directly related to the Company's change in status from a privately held institution to a public company have also contributed to the increase in other operating expenses. These expenses include, but are not limited to, legal fees, investor relations expenses, Delaware corporation franchise fees, SEC and NASDAQ filing fees, and stock transfer agent fees.

  Continuing efforts to closely manage operational expenses have resulted in a significant improvement in the Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles). For the second quarter of 1999, the Company's efficiency ratio improved to 43%, as compared to 49% for the second quarter of 1998. For the six months ended June 30, 1999, the efficiency ratio improved to 43%, compared with 52% for the same period in 1998.

Provision for Income Taxes

  The provision for income taxes increased 50% to $3.4 million during the second quarter of 1999, compared with $2.3 million for the second quarter of 1998 primarily due to higher pretax income partially offset by tax credits from qualified affordable housing investments. Tax credits utilized in the second quarter of 1999 totaled $945 thousand, compared to $397 thousand for the second quarter of 1998. The second quarter 1999 provision reflects an effective tax rate of 32.4%, compared with an effective tax rate of 37.1% for the second quarter 1998.

  For the six months ended June 30, 1999, the provision for income taxes totaled $6.9 million, an 84% increase from the $3.8 million income tax expense recorded for the same period a year ago. The effective tax rate of 34.6% for the first half of 1999 reflects tax credits of $1.5 million, compared with an effective tax rate of 35.5% for the first half of 1998 reflecting tax credits of $837 thousand.

Balance Sheet Analysis

  The Company's total assets at June 30, 1999 were $2.10 billion, an increase of $39.1 million or 2% when compared to December 31, 1998. The increase in total assets was comprised primarily of a $223.9 million growth in loans receivable, partially offset by decreases in short-term investments of $90.1 million and investment securities available for sale of $100.0 million. The increase in total assets was funded by an increase of $140.9 million in deposits, partially offset by decreases of $33.0 million in short-term borrowings and $65.0 million in FHLB advances.

Investment Securities Available for Sale

  Investment securities available for sale of $582.5 million as of June 30, 1999 represents a decrease of $100.0 million, or 15%, compared to the December 31, 1998 balance of $682.4 million. Total repayments on mortgage-backed securities, including calls and redemptions, totaled $325.7 million for the first half of 1999. Proceeds from such repayments were utilized to purchase additional mortgage-backed securities and to fund loan originations and purchases. During the first six months of 1999, the Bank sold mortgage-backed securities with a total carrying value of $177.1 million. The Bank recorded net gains on sale of $684 thousand from these transactions. Proceeds from the sale of these securities were used to repay $65.0 million of FHLB advances and $33.0 million of short-term borrowings. The remaining proceeds were used to fund a portion of the loan originations and loan purchases made during the first half of 1999.

  The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of June 30, 1999 and December 31, 1998:

                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                                   (In thousands)
As of June 30, 1999:
U.S. Treasury securities............. $  1,975    $ --      $   (18)  $  1,957
U.S. Government agency securities....   75,599      --         (775)    74,824
Mortgage-backed securities...........  512,151      120      (6,771)   505,500
Obligations of states and political
 subdivisions........................      200        4          --        204
                                      --------    -----     -------   --------
  Total investment securities
   available for sale................ $589,925    $ 124     $(7,564)  $582,485
                                      ========    =====     =======   ========
As of December 31, 1998:
U.S. Treasury securities............. $    --     $ --      $   --    $    --
U.S. Government agency securities....      --       --          --         --
Mortgage-backed securities...........  683,335      471      (1,370)   682,436
Obligations of states and political
 subdivisions........................      --       --          --         --
                                      --------    -----     -------   --------
  Total investment securities
   available for sale................ $683,335    $ 471     $(1,370)  $682,436
                                      ========    =====     =======   ========

Investment Securities Held for Trading

  Investment securities held for trading are investment grade securities which are generally held by the Company for a period of seven days or less. During the first six months of 1999, the Company sold investment securities held for trading with a total carrying amount of $20.7 million. Net gains realized on these transactions amounted to $425 thousand for the six months ended June 30, 1999. There were no purchases and sales of investment securities held for trading during 1998. There were no outstanding investment securities held for trading at June 30, 1999.

Loans

  The Company continued to experience strong loan demand during the second quarter of 1999. Net loans receivable at June 30, 1999 totaled $1.32 billion, representing a $223.9 million or 20% increase from December 31, 1998. The increase in loans was funded, in large part, through repayments and sales of mortgage-backed securities and, to a lesser extent, through the liquidation of lower-yielding short-term investments.

  The Company continues to focus its lending efforts on originating multifamily and commercial loan products, as evidenced by the composition of the growth in loans during the first half of 1999. Excluding the $55.0 million in loans acquired from First Central Bank, gross loans receivable increased $171.3 million, or 15%, from December 31, 1998. This growth is comprised of increases in multifamily loans of $82.3 million or 49%, commercial real estate loans of $76.5 million or 21%, construction loans of $14.9 million or 19%, and commercial loans, including trade finance products, of $8.8 million or 4%. Management anticipates continued strong loan demand in these categories throughout the remainder of 1999.

  Partially offsetting the increases in the multifamily and commercial loan categories is a decline of $15.4 million, or 6%, in single family residential loans, which excludes the $4.8 million of single family loans acquired from First Central Bank. This decrease is consistent with the Bank's strategy of de-emphasizing the retention of single family mortgage loans for its portfolio. Under the Bank's current lending strategy, substantially all new fixed-rate single family residential loans are sold into the secondary market.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

                           June 30, 1999     December 31, 1998    June 30, 1998
                         ------------------- ------------------- -----------------
                          Balance    Percent  Balance    Percent Balance   Percent
                         ----------  ------- ----------  ------- --------  -------
                                                (Dollars in
                                                 thousands)
Real estate loans:
 Residential, one to
  four units............ $  259,772    19.3% $  270,444    24.2% $301,820    30.6%
 Residential,
  multifamily...........    258,902    19.3     167,545    15.0   150,108    15.2
 Commercial and
  industrial
  real estate...........    469,218    34.9     358,850    32.0   330,660    33.6
 Construction...........     96,089     7.1      78,922     7.0    38,502     3.9
                         ----------   -----  ----------   -----  --------   -----
  Total real estate
   loans................  1,083,981    80.6     875,761    78.2   821,090    83.3
                         ----------   -----  ----------   -----  --------   -----
Other loans:
 Business, commercial...    235,956    17.5     223,318    20.0   150,108    15.2
 Automobile.............      4,981     0.4       4,972     0.4     5,089     0.5
 Other consumer.........     20,107     1.5      15,156     1.4     9,768     1.0
                         ----------   -----  ----------   -----  --------   -----
  Total other loans.....    261,044    19.4     243,446    21.8   164,965    16.7
                         ----------   -----  ----------   -----  --------   -----
   Total gross loans....  1,345,025   100.0%  1,119,207   100.0%  986,055   100.0%
                         ==========   =====  ==========   =====  ========   =====
Unearned fees, premiums
 and discounts, net.....       (502)             (2,122)           (2,448)
Allowance for loan
 losses.................    (20,019)            (16,506)          (14,213)
                         ----------          ----------          --------
  Loans receivable,
   net.................. $1,324,504          $1,100,579          $969,394
                         ==========          ==========          ========

Nonperforming Assets

  Nonaccrual loans, which include loans 90 days or more past due, totaled $5.5 million at June 30, 1999, compared with $9.8 million at December 31,1998, and $4.4 million at June 30, 1998. Nonaccrual loans as a percentage of total loans outstanding were 0.41% at June 30, 1999, 0.88% at December 31, 1998, and 0.44% at June 30, 1998. Loans totaling $4.3 million were placed on nonaccrual status during the three months ended June 30, 1999. The increase in nonaccrual loans was partially offset by $1.2 million in payoffs, $1.4 million in loans brought current and one loan for $116 thousand that was transferred to other real estate owned. The increase in nonaccrual loans during the second quarter of 1999 is comprised of $2.2 million in residential single family loans, $372 thousand in residential multifamily loans, $921 thousand in commercial real estate loans, and $895 thousand in commercial loans. For the six months ended June 30, 1999, nonaccrual loans decreased by $4.3 million due to payoffs totaling $5.4 million, loans brought current totaling $2.7 million, gross chargeoffs totaling $158 thousand and loans transferred to other real estate owned totaling $270 thousand. These were offset by $4.2 million of loans placed on nonaccrual status during the six months ended June 30, 1999.

  Restructured loans or loans that have had their original terms modified totaled $7.2 million at June 30, 1999, representing an increase of $1.3 million from the $5.9 million reported at December 31, 1998. The increase in restructured loans is primarily due to the addition of two commercial loans.

  Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $3.0 million, $4.6 million and $5.4 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. For the six months ended June 30, 1999, three properties with combined book value of $480 thousand were added to OREO and eleven properties with a total book value of $1.9 million were sold. Net gains amounting to $371 thousand were recognized on OREO sales during the first half of 1999.

  The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned as of the dates indicated:

                           June                                          June
                            30,    March 31, December 31, September 30,   30,
                           1999      1999        1998         1998       1998
                          -------  --------- ------------ ------------- -------
                                          (Dollars in thousands)
Nonaccrual loans........  $ 5,508   $ 3,983    $ 9,762       $ 9,415    $ 4,378
Loans past due 90 days
 or more but not on
 nonaccrual.............      --        --         129           --         --
                          -------   -------    -------       -------    -------
  Total nonperforming
   loans................    5,508     3,983      9,891         9,415      4,378
                          -------   -------    -------       -------    -------
Restructured loans......    7,249     6,154      5,936         6,430      6,279
Other real estate owned,
 net....................    3,034     3,585      4,600         5,088      5,386
                          -------   -------    -------       -------    -------
  Total nonperforming
   assets...............  $15,791   $13,722    $20,427       $20,933    $16,043
                          =======   =======    =======       =======    =======
Total nonperforming
 assets to total
 assets.................     0.75%     0.69%      0.99%         1.12%      0.89%
Allowance for loan
 losses to nonperforming
 loans..................   363.45    440.87     166.88        167.92     324.65
Nonperforming loans to
 total gross loans......     0.41      0.34       0.88          0.90       0.44

  Loans classified as impaired totaled $12.7 million at June 30, 1999, compared with $10.0 million at December 31, 1998. Specific reserves on impaired loans were $230 thousand and $350 thousand as of June 30, 1999 and December 31, 1998, respectively. Total chargeoffs associated with impaired loans as of June 30, 1999 amounted to $1.0 million. A significant portion of the impaired loans, 57% at June 30, 1999 and 67% at December 31, 1998, were secured by real estate. The Bank's average recorded investment in impaired loans for the six months ended June 30, 1999 was $13.2 million. During the six months ended June 30, 1999, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $630 thousand. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $468 thousand.

Allowance for Loan Losses

  A certain degree of risk is inherent in the extension of credit. The allowance for loan losses is maintained at a level considered by management to be commensurate with the estimated known and inherent risks in the existing portfolio. Management performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. The Bank determines the level of the allowance for loan losses, and correspondingly, the provision for loan losses based upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral values, identification of problem and potential problem loans, and other relevant data. While management believes that the allowance for loan losses is adequate at June 30, 1999, future additions to the allowance will be subject to continuing evaluation of inherent risks in the loan portfolio.

  At June 30, 1999, the allowance for loan losses amounted to $20.0 million, or 1.49% of total loans, compared with $16.5 million, or 1.47% of total loans, at December 31, 1998, and $14.2 million, or 1.44% of total loans, at June 30, 1998. The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    --------------------  --------------------
                                       1999       1998       1999       1998
                                    ----------  --------  ----------  --------
                                                    (Dollars in
                                                    thousands)
Allowance balance at beginning of
 period...........................  $   17,560  $ 12,947  $   16,506  $ 12,273
Allowance from acquisition........       1,150       --        1,150       --
Provision for loan losses.........       1,486     1,583       2,686     3,325
Actual chargeoffs:
  1-4 family residential real
   estate.........................          18        29          21        97
  Multifamily real estate.........          39        78          39       111
  Commercial and industrial real
   estate.........................         --        --          --         60
  Business, commercial............         274       414         601     1,775
  Automobile......................         --         73         --        116
  Other...........................           1       --            1         3
                                    ----------  --------  ----------  --------
    Total chargeoffs..............         332       594         662     2,162
                                    ----------  --------  ----------  --------
Recoveries:
  1-4 family residential real
   estate.........................         --         30         --        101
  Multifamily real estate.........         --        --           70       --
  Commercial and industrial real
   estate.........................         (43)      201          27       476
  Business, commercial............         198        30         228       173
  Automobile......................         --         16          14        27
  Other...........................         --        --          --        --
                                    ----------  --------  ----------  --------
    Total recoveries..............         155       277         339       777
                                    ----------  --------  ----------  --------
      Net chargeoffs..............         177       317         323     1,385
                                    ----------  --------  ----------  --------
Allowance balance at end of
 period...........................  $   20,019  $ 14,213  $   20,019  $ 14,213
                                    ==========  ========  ==========  ========
Average net loans outstanding.....  $1,259,692  $980,378  $1,196,045  $977,753
                                    ==========  ========  ==========  ========
Total gross loans outstanding at
 end of period....................  $1,345,025  $986,055  $1,345,025  $986,055
                                    ==========  ========  ==========  ========
Net chargeoffs to average loans...        0.01%     0.03%       0.03%     0.14%
Allowance for loan losses to total
 gross loans at end of period.....        1.49      1.44        1.49      1.44

  The provision for loan losses totaled $2.7 million for the six months ended June 30, 1999, compared with $3.3 million for the same period in 1998. The decline reflects an improvement in the Company's chargeoff experience. Net chargeoffs totaled $177 thousand for the second quarter of 1999, a 44% decrease from second quarter 1998 net chargeoffs of $317 thousand. As a percentage of average loans outstanding, net chargeoffs were 0.01% and 0.03%, respectively, for the three months ended June 30, 1999 and 1998. For the six months ended June 30, 1999, net chargeoffs of $323 thousand represent a 77% decrease from net chargeoffs of $1.4 million for the same period in 1998. As a percentage of average loans outstanding, net chargeoffs were 0.03% and 0.14%, respectively, for the six months ended June 30, 1999 and 1998. The improvement in chargeoff experience was partly achieved through the Company's ongoing efforts to implement more stringent underwriting parameters and administration procedures, and aggressive collection efforts with troubled debtors. Another significant factor contributing to the improvement of the Company's chargeoff experience is the continuance of a prosperous economy. Management recognizes these factors and adjusts the loan loss provision accordingly.

  The Company uses several methodologies to test the overall adequacy of the allowance. The two primary methodologies, the classification migration model and the individual loan review analysis methodology, provide the basis for determining the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses. The Company also performs an analysis to quantify the potential impact on asset quality created by customer preparedness or lack thereof to "Year 2000" technology requirements.

  The classification migration model utilizes net losses incurred by the Company during the preceding five years in conjunction with current asset classifications to extrapolate loss factors for various loan categories in determining an estimated allowance requirement. The individual loan review analysis method provides a more contemporaneous assessment of the portfolio by incorporating individual asset evaluations prepared by the Company's credit administration department. Loans are reviewed at least annually and more frequently, if warranted by circumstances. Real estate loans and commercial business loans not subject to individual loan review, as well as out-of-cycle individually reviewed loans, are monitored based on problem loan indicators such as loan payment and property tax status. The estimated exposure and subsequent charge-offs that result from these individual loan reviews provide the basis for loss factors assigned to the various loan categories.

  The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                                                  December 31,
                                                  June 30, 1999       1998
                                                 --------------- ---------------
                                                 Amount  Percent Amount  Percent
                                                 ------- ------- ------- -------
                                                     (Dollars in Thousands)
1-4 family residential real estate.............. $   497   19.3% $   500   24.2%
Multifamily real estate.........................   3,316   19.3    2,435   15.0
Commercial and industrial real estate...........   3,659   34.9    1,373   32.0
Construction....................................   1,489    7.1    2,339    7.0
Business, commercial............................   7,498   17.5    7,679   20.0
Automobile......................................      26    0.4       45    0.4
Consumer and other..............................      29    1.5       22    1.4
Year 2000 exposure..............................     650             600
Unallocated.....................................   2,855           1,513
                                                 -------  -----  -------  -----
    Total....................................... $20,019  100.0% $16,506  100.0%
                                                 =======  =====  =======  =====

  The allowance for loan losses of $20.0 million at June 30, 1999 exceeded the Company's estimated allowance requirement by $3.5 million. The estimated allowance requirement as of June 30, 1999 was $16.5 million as compared to $14.4 million as of December 31, 1998. Notwithstanding the unallocated allowance of $2.9 million at June 30, 1999, the Company continues to record loan loss provisions on a monthly basis to compensate for growth in the various loan portfolios. Moreover, it is management's opinion that the commercial loan portfolio has not fully seasoned, and therefore, current positive chargeoff experience may not necessarily be reflective of potential future losses, which is even more relevant in light of current favorable economic conditions.

  As of June 30, 1999, the Company has earmarked $650 thousand of the unallocated allowance to absorb any potential exposure to "Year 2000" issues. The remaining unallocated allowance at June 30, 1999 is $2.9 million compared to the $1.5 million unallocated allowance at December 31, 1998. These amounts represent 14% and 9% of the total allowance for loan losses at June 30, 1999 and December 31, 1998, respectively. The maintenance of the unallocated portion of the allowance is considered necessary for the reasons outlined in the preceding paragraph. Management believes that the maintenance of the unallocated portion of the allowance is considered prudent not only to mitigate the uncertainties associated with the Bank's relatively untested loan portfolios, but also to compensate for the attendant estimation risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

  Deposits of $1.43 billion at June 30, 1999, represented an increase of $140.9 million or 11% over December 31, 1998. The increase in deposits reflects $92.6 million in deposits acquired through First Central Bank in May 1999, partially offset by $17.1 million of deposits sold to People's Bank of California in connection with the sale of the Company's Irvine branch during the same month. Excluding these transactions, deposits at June 30, 1999 grew $65.4 million or 5% over December 31, 1998. This growth in deposits is comprised primarily of increases in time deposits of $47.2 million or 6% and noninterest-bearing demand deposits of $13.9 million or 14%. The increase in time deposits during the first six months of 1999 is due to various promotions associated with the Chinese New Year holiday and the Year 2000.

  Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits. The average balance of non-time deposit accounts, which include noninterest-bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts, increased $70.2 million or 18% during the six months ended June 30, 1999, compared with the same period in 1998. This increase was comprised of a $34.7 million or 49% increase in noninterest-bearing demand accounts, an $18.7 million or 80% increase in money market accounts, a $12.1 million or 6% increase in savings deposits, and a $4.7 million or 6% increase in interest-bearing checking accounts.

Borrowings

  The Company had no short-term borrowings at June 30, 1999. In comparison, short-term borrowings, which consist primarily of federal funds purchased and securities sold under agreements to repurchase, totaled $33.0 million as of December 31, 1998. FHLB advances totaled $498.0 million as of June 30, 1999, representing a $65.0 million or 12% decrease from the December 31, 1998 balance of $563.0 million. The decreases in short-term borrowings and FHLB advances resulted primarily from runoffs in short-term investments and mortgage-backed securities.

Capital Resources

  The primary source of capital for the Company is the retention of net after tax earnings. At June 30, 1999, stockholders' equity totaled $145.9 million, a decrease of $4.9 million or 3% from $150.8 million as of December 31, 1998. The decrease is due primarily to: (i) repurchases of $12.9 million or 1,307,000 shares of common stock in connection with the first and second stock repurchase programs approved by the Board of Directors during the first quarter of 1999; (ii) payment of first and second quarter 1999 cash dividends totaling $1.4 million; and (iii) a net increase of $3.8 million in unrealized losses on available-for-sale securities. These transactions were offset, in part, by net income of $13.1 million for the six months ended June 30, 1999.

  Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At June 30, 1999, the Company's Tier 1 and total capital ratios were 9.23% and 10.48%, respectively, compared to 10.28% and 11.42%, respectively, at December 31, 1998, and 11.85% and 13.08%, respectively, at June 30, 1998.

  The following table compares the Company's and the Bank's actual capital ratios at June 30, 1999, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                       Minimum        Well
                                 East West East West  Regulatory  Capitalized
                                  Bancorp    Bank    Requirements Requirements
                                 --------- --------- ------------ ------------
   Total Capital (to Risk-
    Weighted Assets)............   10.48%    10.46%      8.0%         10.0%
   Tier 1 Capital (to Risk-
    Weighted Assets)............    9.23      9.21       4.0           6.0
   Tier 1 Capital (to Average
    Assets).....................    6.87      6.85       4.0           5.0

ASSET LIABILITY AND MARKET RISK MANAGEMENT

Liquidity

  Liquidity management involves the Company's ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers' credit needs and ongoing repayment of borrowings. The Company's liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flow for off-balance sheet instruments.

  The Company's primary sources of liquidity are derived from financing activities which include the acceptance of customer deposits, federal funds facilities, repurchase agreement facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

  For the six months ended June 30, 1999, the Company experienced a net cash outflow of $140.0 million from its investing activities primarily due to the growth in the Company's loan portfolio. Partially offsetting the net cash outflow from investing activities is $22.5 million in net cash provided by operating activities and $27.3 million in net cash provided by financing activities. Increases in interest income on loans and investment securities and net proceeds from sales of loans held for sale accounted for the net cash inflow from operating activities, while the growth in the Company's deposit base can be attributed for the net cash inflow from financing activities.

  As a means of augmenting its liquidity, the Bank has established federal funds lines with two correspondent banks and several master repurchase agreements with major brokerage companies. At June 30, 1999, the Bank's available borrowing capacity includes approximately $11.5 million in repurchase arrangements, $40.0 million in federal funds line facilities, and $38.5 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At June 30, 1999, management was not aware of any information that would result in or that was reasonably likely to have a material effect on the Bank's liquidity position.

  The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the second quarter of 1999, East West Bank paid dividends amounting to $6.8 million to East West Bancorp, Inc. For the six months ended June 30, 1999, total dividends paid by the Bank to East West Bancorp, Inc. totaled $14.7 million. As of June 30, 1999, approximately $17.4 million of undivided profits of the Bank was available for dividends to the Company.

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

  The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 1999, assuming a parallel shift of 100 to 200 basis points in both directions:

      Change in Interest Rates   Net Interest Income      Net Portfolio Value
           (Basis Points)           Volatility (1)           Volatility (2)
      ------------------------   -------------------      -------------------
                +200                      3.2%                    (9.8)%
                +100                      2.9%                    (2.7)%
                -100                     (4.3)%                   (3.0)%
                -200                     (8.9)%                   (9.5)%

--------
(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus the net portfolio value in the various rate scenarios.

  All interest-earning assets, interest-bearing liabilities and derivative contracts are included in the interest rate sensitivity analysis at June 30, 1999. At June 30, 1999, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

  The following table provides the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of June 30, 1999. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                              Expected Maturity or Repricing Date by Year
                          --------------------------------------------------------
                                                                            After               Fair value at
                             1999      2000     2001      2002     2003     2003      Total     June 30, 1999
                          ----------  -------  -------  --------  -------  -------  ----------  -------------
                                                     (Dollars in thousands)
Assets:
Short-term investments..  $   39,500  $   --   $   --   $    --   $   --   $   --   $   39,500   $   39,500
 Weighted average rate..        5.83%     -- %     -- %      -- %     -- %     -- %       5.83%
Investment securities
 available- for-sale
 (fixed rate)...........  $   94,673  $65,596  $46,265  $ 32,927  $22,043  $46,148  $  307,652   $  302,509
 Weighted average rate..        6.15%    6.18%    6.17%     6.16%    6.17%    6.18%       6.17%
Investment securities
 available- for-sale
 (variable rate)........  $  282,273  $   --   $   --   $    --   $   --   $   --   $  282,273   $  279,976
 Weighted average rate..        5.62%     -- %     -- %      -- %     -- %     -- %       5.62%
Total gross loans.......  $1,189,611  $55,685  $39,481  $ 28,304  $23,347  $ 8,597  $1,345,025   $1,353,280
 Weighted average rate..        7.98%    7.91%    8.08%     8.29%    8.20%    7.57%       7.98%
Liabilities:
Checking accounts.......  $   89,940  $   --   $   --   $    --   $   --   $   --   $   89,940   $   89,940
 Weighted average rate..        1.30%     -- %     -- %      -- %     -- %     -- %       1.30%
Money market accounts...  $   56,245  $   --   $   --   $    --   $   --   $   --   $   56,245   $   56,245
 Weighted average rate..        3.14%     -- %     -- %      -- %     -- %     -- %       3.14%
Savings deposits........  $  217,277  $   --   $   --   $    --   $   --   $   --   $  217,277   $  217,277
 Weighted average rate..        1.91%     -- %     -- %      -- %     -- %     -- %       1.91%
Time deposits...........  $  905,435  $20,348  $ 1,127  $    785  $ 2,286  $15,000  $  944,981   $  944,116
 Weighted average rate..        4.57%    4.69%    5.24%     5.43%    5.37%    7.00%       4.63%
FHLB advances...........  $  288,000  $ 5,000  $   --   $195,000  $10,000  $   --   $  498,000   $  498,911
 Weighted average rate..        5.13%    5.16%     -- %     5.11%    5.78%     -- %       5.13%

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

  Interest rate swaps were designated for purposes of converting fixed rate loans to floating rate assets while interest rate cap agreements were designated as hedges against certain securities in the available-for-sale portfolio. The total gross notional amount of the interest rate swaps on June 30, 1999 was $43.5 million. The net unrealized loss on the swap agreement portfolio was $884 thousand compared to a net unrealized loss of $1.5 million at December 31, 1998.

  Interest rate caps are used as hedges against market fluctuations in the Bank's available-for-sale securities portfolio. The total gross notional amount of interest rate cap agreements on June 30, 1999 was $36.0 million. The net unrealized loss on the cap agreement portfolio was $354 thousand compared to a net unrealized loss of $580 thousand at December 31, 1998. These cap agreements are primarily linked to the three-month LIBOR.

  The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of June 30, 1999. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                    Expected Maturity
                          -------------------------------------------                        Average
                                                               After            Unrealized  Expected
                          1999  2000   2001     2002    2003   2003     Total   Gain (Loss) Maturity
                          ----  ----  -------  -------  ----  -------  -------  ----------- ---------
                                                 (Dollars in thousands)
Interest rate swap
 agreements:
Notional amount.........  $ --  $ --  $10,000  $18,500  $ --  $15,000  $43,500     $(884)   5.4 Years
Weighted average receive
 rate...................    --%   --%    5.23%    5.23%   --%    5.29%    5.25%
Weighted average pay
 rate...................    --%   --%    6.46%    6.45%   --%    7.00%    6.64%


Interest rate cap
 agreements:
Notional amount.........  $ --  $ --  $18,000  $18,000  $ --  $   --   $36,000     $(354)   2.6 Years
LIBOR cap rate..........    --%   --%    6.50%    7.00%   --%     -- %    6.75%

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

  As of June 30, 1999, the Bank has successfully completed the awareness, assessment, remediation, and testing phases of the Year 2000 plan. The plan is on schedule and the Bank is in the last stage of the implementation phase of the plan. All of the Bank's critical systems are programmed, serviced or provided by outside system vendors. All of the systems that were identified in the assessment phase as critical to the Bank's operations have been tested and certified as compliant by the various "system owners" of the Bank. This meets the Federal Financial Institutions Examination Council's ("FFIEC") time frame for year 2000 progress. The Bank has also been reviewing and coordinating relationships with "secondary" systems vendors, borrowers, and other third parties to ensure that their systems will be "Year 2000" compliant. These vendors have informed the Bank that their "Year 2000" projects are on schedule and progress is being monitored by Bank personnel. In addition, as discussed below, manual data processing of business functions is part of the Bank's contingency plan.

  In addition to these software applications, much of the Bank's hardware and network infrastructure is being replaced as part of the "Year 2000" plan. The Bank has developed a detailed project plan for the replacement. The principal elements are the replacement of the router network and the replacement or upgrading of personal computers. The router network has already been replaced and the replacement or upgrading of personal computers is in process and is now 75% complete. The hardware and network infrastructure replacement cost of $750 thousand represents the largest portion of the "Year 2000" plan total budget of $1.0 million. The Bank has incurred $885 thousand in "Year 2000" expenses to date, $587 thousand of which was incurred during 1999.

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

  The contingency plan provides for changing outside vendors if current vendors cannot meet their schedules to be "Year 2000" compliant and for manual processing and other action by the Bank in the event a problem is not discovered in a critical system that has previously been tested and certified as compliant. An expected reasonable "worst case" scenario is that, notwithstanding the testing and certification of all the Bank's critical systems beforehand, a problem is discovered in the year 2000 that impacts the core accounting systems. In this event, the Bank would be required to perform many business functions manually until such time as the responsible vendor corrects the problem. Such manual processing of functions is provided for in the Bank's contingency plans, which have been reviewed, updated, and Board-approved as of June 16, 1999. In October 1998, the Bank tested the transition from computer-performed operations to "offline" manual operations at all branch locations. The test was conducted while an outside vendor shut down the Bank's system to perform the "Year 2000" upgrade. During the shut down, the transition to manual procedures worked as planned. Other elements of the Bank's contingency plan will be tested during 1999, as is the case with wire transfer operations which were successfully tested at the Bank's offsite contingency location during January 1999. The Bank's contingency plan will be independently validated by September 30, 1999 in accordance with the FFIEC's "Year 2000" progress time frame.

Business Segments

  The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company's remaining centralized functions have been aggregated and included in "Other." Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through the Company's branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Company's northern and southern California production offices. The treasury department's primary focus is managing the Company's investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Company's portfolio of single family and multifamily residential loans.

  The following tables present the operating results and other key financial measures for the individual operating segments for the three months and the six months ended June 30, 1999 and 1998. Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Any future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods will be restated for comparability in the event of future changes in management structure or reporting methodologies.

                                       Three Months Ended June 30, 1999
                                                  (unaudited)
                           Retail   Commercial           Residential
                          Banking    Lending   Treasury    Lending    Other     Total
                          --------  ---------- --------  ----------- -------  ----------
                                                (In thousands)
Interest income.........  $  6,770   $  9,032  $ 10,133   $  9,533   $   550  $   36,018
Charges for funds used..    (3,923)    (5,152)   (8,549)    (6,396)      --      (24,020)
                          --------   --------  --------   --------   -------  ----------
 Interest spread on
  funds used............     2,847      3,880     1,584      3,137       550      11,998
                          --------   --------  --------   --------   -------  ----------

Interest expense........    (9,794)      (691)   (8,195)       --         (1)    (18,681)
Credit on funds
 provided...............    13,715      1,225     9,080        --        --       24,020
                          --------   --------  --------   --------   -------  ----------
 Interest spread on
  funds provided........     3,921        534       885        --         (1)      5,339
                          --------   --------  --------   --------   -------  ----------

  Net interest income...  $  6,768   $  4,414  $  2,469   $  3,137   $   549  $   17,337
                          ========   ========  ========   ========   =======  ==========

Depreciation and
 amortization...........  $    346   $     68  $      1   $    --    $   136  $      551
Segment pretax profit...     1,639      3,556     2,599      2,704       --       10,498
Segment assets as of
 June 30, 1999..........   351,241    448,654   649,326    563,464    84,598   2,097,283

                                       Three Months Ended June 30, 1998
                                                  (unaudited)

                           Retail   Commercial           Residential
                          Banking    Lending   Treasury    Lending    Other     Total
                          --------  ---------- --------  ----------- -------  ----------
                                                (In thousands)
Interest income.........  $  4,054   $  6,783  $  9,532   $  9,559   $   487  $   30,415
Charges for funds used..    (2,534)    (4,047)   (8,901)    (8,031)       --     (23,513)
                          --------   --------  --------   --------   -------  ----------
 Interest spread on
  funds used............     1,520      2,736       631      1,528       487       6,902
                          --------   --------  --------   --------   -------  ----------
Interest expense........   (10,583)      (666)   (5,913)        --        --     (17,162)
Credit on funds
 provided...............    14,903        984     7,626         --        --      23,513
                          --------   --------  --------   --------   -------  ----------
 Interest spread on
  funds provided........     4,320        318     1,713         --        --       6,351
                          --------   --------  --------   --------   -------  ----------


  Net interest income...  $  5,840   $  3,054  $  2,344   $  1,528   $   487  $   13,253
                          ========   ========  ========   ========   =======  ==========

Depreciation and
 amortization...........  $    348   $     82  $      1   $     --   $   116  $      547
Segment pretax profit...       751      2,491     1,854        995        --       6,091
Segment assets as of
 June 30, 1998..........   180,756    326,631   749,899    504,360    47,067   1,808,713

                                        Six Months Ended June 30, 1999
                                                  (unaudited)

                           Retail   Commercial           Residential
                          Banking    Lending   Treasury    Lending    Other    Total
                          --------  ---------- --------  ----------- ------- ----------
                                                (In thousands)
Interest income.........  $ 12,237   $ 17,342  $ 21,496   $ 18,363   $ 1,241 $   70,679
Charges for funds used..    (7,141)    (9,924)  (18,274)   (12,219)      --     (47,558)
                          --------   --------  --------   --------   ------- ----------
 Interest spread on
  funds used............     5,096      7,418     3,222      6,144     1,241     23,121
                          --------   --------  --------   --------   ------- ----------

Interest expense........   (19,364)    (1,363)  (16,384)       --        --     (37,111)
Credit on funds
 provided...............    27,037      2,335    18,186        --        --      47,558
                          --------   --------  --------   --------   ------- ----------
 Interest spread on
  funds provided........     7,673        972     1,802        --        --      10,447
                          --------   --------  --------   --------   ------- ----------

  Net interest income...  $ 12,769   $  8,390  $  5,024   $  6,144   $ 1,241 $   33,568
                          ========   ========  ========   ========   ======= ==========

Depreciation and
 amortization...........  $    713   $    129  $      2   $    --    $   244 $    1,088
Segment pretax profit...     2,494      7,309     5,169      5,072       --      20,044
Segment assets as of
 June 30, 1999..........   351,241    448,654   649,326    563,464    84,598  2,097,283

                                        Six Months Ended June 30, 1998
                                                  (unaudited)

                           Retail   Commercial           Residential
                          Banking    Lending   Treasury    Lending    Other    Total
                          --------  ---------- --------  ----------- ------- ----------
                                                (In thousands)
Interest income.........  $  7,537   $ 13,157  $ 17,856   $ 19,553   $   894 $   58,997
Charges for funds used..    (4,749)    (7,819)  (15,903)   (16,408)       --    (44,879)
                          --------   --------  --------   --------   ------- ----------
 Interest spread on
  funds used............     2,788      5,338     1,953      3,145       894     14,118
                          --------   --------  --------   --------   ------- ----------
Interest expense........   (21,428)    (1,302)  (10,616)        --        --    (33,346)
Credit on funds
 provided...............    29,825      1,912    13,142         --        --     44,879
                          --------   --------  --------   --------   ------- ----------
 Interest spread on
  funds provided........     8,397        610     2,526         --        --     11,533
                          --------   --------  --------   --------   ------- ----------


  Net interest income...  $ 11,185   $  5,948  $  4,479   $  3,145   $   894 $   25,651
                          ========   ========  ========   ========   ======= ==========

Depreciation and
 amortization...........  $    741   $    115  $      2   $     --   $   228 $    1,086
Segment pretax profit...       918      4,916     3,296      1,479        --     10,609
Segment assets as of
 June 30, 1998..........   180,756    326,631   749,899    504,360    47,067  1,808,713

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

  For quantitative and qualitative disclosures regarding market risks in the Company's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Asset Liability and Market Risk Management."

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time, is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management, based upon the advice of legal counsel, the resolution of any such issues would not have a material adverse impact on the financial position, results of operations, or liquidity of the Bank or the Company.

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

  (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the second quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 1999

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