Form 10-Q
period 1999-09-30
EAST WEST BANCORP INC
filed 1999-11-15
CIK 1069157

   As filed with the Securities and Exchange Commission on November 15, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
Mark One
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 1999

                                       or

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of common stock of the registrant outstanding as of October 31, 1999: 22,398,212 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I--FINANCIAL INFORMATION...........................................    3
    Item 1. Interim Consolidated Financial Statements...................   4-7
            Notes to Interim Consolidated Financial Statements..........   8-9
    Item 2. Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations...............  9-30
    Item 3. Quantitative and Qualitative Disclosures of Market Risks....    30
 PART II--OTHER INFORMATION..............................................   31
    Item 1. Legal Proceedings...........................................    31
    Item 2. Changes in Securities and Use of Proceeds...................    31
    Item 3. Defaults upon Senior Securities.............................    31
    Item 4. Submission of Matters to a Vote of Security Holders.........    31
    Item 5. Other Information...........................................    31
    Item 6. Exhibits and Reports on Form 8-K............................    31
 SIGNATURES..............................................................   32

                         PART I--FINANCIAL INFORMATION

               ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (unaudited)
ASSETS
------

Cash and cash equivalents...........................  $   40,238    $  161,131
Investment securities available for sale, at fair
 value (with amortized cost of $542,873 in 1999 and
 $683,335 in 1998) .................................     526,685       682,436
Loans receivable, net of allowance for loan losses
 of $20,533 in 1999 and $16,506 in 1998.............   1,375,073     1,100,579
Investment in Federal Home Loan Bank stock, at
 cost...............................................      27,716        32,874
Other real estate owned.............................       2,823         4,600
Investment in affordable housing partnerships.......      24,691        18,602
Premises and equipment, net.........................      22,950        23,406
Premiums on deposits acquired, net..................       4,156         2,648
Excess of purchase price over fair value of net
 assets acquired, net...............................       6,878         3,590
Accrued interest receivable and other assets........      29,864        28,294
Deferred tax asset..................................       6,543           --
                                                      ----------    ----------
    TOTAL...........................................  $2,067,617    $2,058,160
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Customer deposit accounts...........................  $1,465,749    $1,292,937
Securities sold under agreements to repurchase......      36,000        33,000
Federal Home Loan Bank advances.....................     398,000       563,000
Notes payable.......................................       2,452         1,820
Accrued expenses and other liabilities..............      16,894        12,871
Deferred income taxes...............................          --         1,259
                                                      ----------    ----------
  Total liabilities.................................   1,919,095     1,904,887
                                                      ----------    ----------
FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF
 PURCHASE PRICE, NET................................       2,132         2,443

STOCKHOLDER'S EQUITY
Common stock (par value of $0.001 per share)
  Authorized -- 50,000,000 shares
  Issued and outstanding -- 22,399,495 shares and
   23,775,000 shares in 1999 and 1998,
   respectively.....................................          22            24
Additional paid in capital..........................      96,485       109,976
Accumulated other comprehensive loss:
  Unrealized losses on securities available for
   sale, net of tax.................................      (9,906)         (888)
Retained earnings...................................      59,789        41,718
                                                      ----------    ----------
  Total stockholders' equity........................     146,390       150,830
                                                      ----------    ----------
    TOTAL...........................................  $2,067,617    $2,058,160
                                                      ==========    ==========

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                               Three Months      Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                              ---------------  ----------------
                                               1999    1998     1999     1998
                                              ------- -------  -------  -------
INTEREST AND DIVIDEND INCOME
 Loans receivable, including fees...........  $28,590 $21,334  $77,607  $62,473
 Investment securities available for sale...    8,426   7,002   27,470   17,195
 Investment securities held for trading.....       67     --        81      --
 Short-term investments.....................      383   3,581    2,194   10,829
 Federal Home Loan Bank stock...............      356     260    1,149      677
                                              ------- -------  -------  -------
  Total interest and dividend income........   37,822  32,177  108,501   91,174
                                              ------- -------  -------  -------
INTEREST EXPENSE
 Customer deposit accounts..................   12,977  12,511   36,298   37,576
 Short-term borrowings......................       54   2,029      596    5,536
 Federal Home Loan Bank advances............    6,180   3,808   19,428    8,582
                                              ------- -------  -------  -------
  Total interest expense....................   19,211  18,348   56,322   51,694
                                              ------- -------  -------  -------
NET INTEREST INCOME BEFORE PROVISION FOR
 LOAN LOSSES................................   18,611  13,829   52,179   39,480

PROVISION FOR LOAN LOSSES...................    1,320   1,264    4,006    4,589
                                              ------- -------  -------  -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES.....................................   17,291  12,565   48,173   34,891
                                              ------- -------  -------  -------
NONINTEREST INCOME
 Loan fees..................................      419     571    1,545    1,710
 Branch fees................................      889     644    2,500    1,890
 Letters of credit fees and commissions.....    1,062     824    3,101    1,865
 Net gain on sales of investment securities
  available for sale........................      --      908      685    1,316
 Net gain on sales of investment securities
  held for trading..........................      841     --     1,266      --
 Net gain on sale of investment in
  affordable housing partnerships...........      --      --       402      --
 Net gain on sale of branch.................      --      --       676      --
 Amortization of fair value of net assets
  acquired in excess of purchase price......      104     104      312      312
 Other operating income.....................      229      99      616      334
                                              ------- -------  -------  -------
  Total noninterest income..................    3,544   3,150   11,103    7,427
                                              ------- -------  -------  -------
NONINTEREST EXPENSE
 Compensation and employee benefits.........    4,773   4,527   13,910   13,140
 Net occupancy..............................    1,571   1,259    4,272    3,695
 Data processing............................      383     315    1,073      953
 Amortization of premiums on deposits
  acquired and excess of purchase price over
  fair value of net assets acquired.........      452     310    1,120      931
 Amortization of investment in affordable
  housing partnerships......................      866     255    2,053      762
 Deposit insurance premiums and regulatory
  assessments...............................      223     205      638      628
 Other real estate owned operations, net....      198      (5)     (63)    (202)
 Other operating expenses...................    2,171   1,490    6,031    4,443
                                              ------- -------  -------  -------
  Total noninterest expense.................   10,637   8,356   29,034   24,350
                                              ------- -------  -------  -------
INCOME BEFORE PROVISION FOR INCOME TAXES....   10,198   7,359   30,242   17,968
PROVISION FOR INCOME TAXES..................    3,169   2,671   10,101    6,435
                                              ------- -------  -------  -------
NET INCOME..................................  $ 7,029 $ 4,688  $20,141  $11,533
                                              ======= =======  =======  =======
BASIC EARNINGS PER SHARE....................  $  0.31 $  0.20  $  0.88  $  0.49


DILUTED EARNINGS PER SHARE..................  $  0.31 $  0.20  $  0.88  $  0.49
AVERAGE NUMBER OF SHARES OUTSTANDING --
  BASIC.....................................   22,392  23,775   22,901   23,775
AVERAGE NUMBER OF SHARES OUTSTANDING --
  DILUTED...................................   22,448  23,775   22,917   23,775

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                            Accumulated
                                Additional     Other                                 Total
                         Common  Paid-In   Comprehensive Retained  Comprehensive Stockholders'
                         Stock   Capital   Income (Loss) Earnings     Income        Equity
                         ------ ---------- ------------- --------  ------------- -------------
                                                    (In thousands)
BALANCE, JANUARY 1,
 1998
Comprehensive income...   $24    $109,976     $(1,138)   $23,690                   $132,552
 Net income for the
  year.................                                   18,028      $18,028        18,028
 Other comprehensive
  income, net of tax...
  Net change in
   unrealized losses on
   securities, net of
   tax.................                           250                     250           250
                          ---    --------     -------    -------      -------      --------
Comprehensive income...                                               $18,278
                                                                      =======
BALANCE, DECEMBER 31,
 1998..................    24     109,976        (888)    41,718                    150,830
Comprehensive income...
 Net income for the
  period...............                                   20,141       20,141        20,141
 Other comprehensive
  loss, net of tax.....
  Net change in
   unrealized losses on
   securities, net of
   tax.................                        (9,018)                 (9,018)       (9,018)
                                                                      -------
Comprehensive income...                                               $11,123
                                                                      =======
Net issuance under
 restricted stock award
 plan of 99,495
 shares................             1,051                                             1,051
Repurchase of common
 stock.................    (2)    (14,542)                                          (14,544)
Dividends declared on
 common stock..........                                   (2,070)                    (2,070)
                          ---    --------     -------    -------                   --------
BALANCE, SEPTEMBER 30,
 1999..................   $22    $ 96,485     $(9,906)   $59,789                   $146,390
                          ===    ========     =======    =======                   ========

                                                       Nine Months      Year
                                                          Ended        Ended
                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                            (In thousands)
Disclosure of reclassification amounts:
Unrealized holding (losses) gains arising during
 period, net of tax benefit (expense) of $4,294 in
 1999 and $(595) in 1998............................     $(8,562)      $1,109
Less: Reclassification adjustment for gains included
 in net income, net of tax expense of $229 in 1999
 and $461 in 1998...................................        (456)        (859)
                                                         -------       ------
Net change in unrealized losses on securities, net
 of tax benefit (expense) of $4,523 in 1999 and
 $(134) in 1998.....................................     $(9,018)      $  250
                                                         =======       ======

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        -----------------------
                                                            1999        1998
                                                        ------------  ---------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income...........................................  $     20,141  $  11,533
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Net amortization of premiums.........................         1,347      1,412
 Depreciation and amortization........................         1,640      1,626
 Net loan fees deferred...............................         1,752      1,929
 Deferred tax benefit.................................        (2,458)    (1,965)
 Provision for loan losses............................         4,006      4,589
 Provision for other real estate owned losses.........           102        301
 Net gains on sales of investment securities and other
  assets..............................................        (2,037)    (2,296)
 Federal Home Loan Bank stock dividends...............        (1,233)      (615)
 Proceeds from sale of loans held for sale............        43,135     63,457
 Originations of loans held for sale..................       (33,972)   (67,615)
 Increase in accrued interest receivable and other
  assets..............................................        (1,570)   (10,593)
 Increase in accrued expenses and other liabilities...         4,023      5,630
                                                        ------------  ---------
  Total adjustments...................................        14,735     (4,140)
                                                        ------------  ---------
  Net cash provided by operating activities...........        34,876      7,393
                                                        ------------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net disbursements of loans...........................       (99,554)  (111,871)
 Purchases of:
 Investment securities available for sale.............      (419,612)  (586,738)
 Loans receivable.....................................      (188,072)   (19,514)
 Federal Home Loan Bank stock.........................        (1,808)   (10,646)
 Investment in affordable housing partnerships........        (7,975)    (1,219)
 Premises and equipment...............................        (1,226)      (903)
 Proceeds from sale, maturity, redemption or repayment
  of:
 Investment securities available for sale.............       560,727    455,685
 Federal Home Loan Bank stock.........................         8,200        --
 Other real estate owned..............................         2,628      2,533
 Investment in affordable housing partnerships........         3,267        --
 Premises and equipment...............................             2         10
 Principal repayments on foreclosed property..........           100        --
 Payment for purchase of First Central Bank, net of
  cash received.......................................        (5,295)       --
                                                        ------------  ---------
  Net cash used in investing activities...............      (148,618)  (272,663)
                                                        ------------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits...............................  $     97,311  $  17,931
 Deposits acquired from First Central Bank............        92,569        --
 Deposits sold to People's Bank of California.........       (17,068)       --
 Proceeds from Federal Home Loan Bank advances........    13,043,000    982,820
 Repayment of Federal Home Loan Bank advances.........   (13,208,000)  (809,520)
 Net increase (decrease) in federal funds purchased
  and securities sold under agreements to repurchase..         3,000    (74,800)
 Repayments of notes payable on affordable housing
  investments.........................................        (2,400)    (1,615)
 Repurchase of common stock...........................       (13,493)       --
 Dividends paid on common stock.......................        (2,070)       --
                                                        ------------  ---------
  Net cash (used in) provided by financing
   activities.........................................        (7,151)   114,816
                                                        ------------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............      (120,893)  (150,454)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........       161,131    347,601
                                                        ------------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............  $     40,238  $ 197,147
                                                        ============  =========
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid........................................  $     55,640  $  51,392
 Income tax payments, net.............................        14,050      7,295
 Noncash investing and financing activities:
 Other real estate acquired through foreclosure.......         1,320      5,510
 Loans made to facilitate sales of other real estate
  owned...............................................           650      1,027
 Investment in affordable housing partnerships
  acquired through notes payable......................         3,033        --
 Net change in unrealized losses on securities
  available for sale, net of tax......................        (9,018)       155
 Mortgage loans held to maturity securitized to
  investment securities available for sale............           --      35,875

      See accompanying notes to interim consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30,1999 and 1998
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly-owned subsidiary bank, East West Bank and subsidiaries (the "Bank"). All material intercompany transactions and accounts have been eliminated.

  The interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended September 30, 1999 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report for the year ended December 31, 1998.

  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2. STOCKHOLDERS' EQUITY

 Earnings Per Share

  The actual number of shares outstanding at September 30, 1999, was 22,399,495. Basic earnings per share are calculated on the basis of the weighted number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants. All 1998 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 118,875 for 550,000 reverse stock split effective June 11, 1998.

 Quarterly Dividends

  During 1999, the Company's Board of Directors initiated regular quarterly common stock cash dividends of $0.03 per share. Quarterly cash dividends were paid on or about February 16, 1999, May 11, 1999 and August 18, 1999 to shareholders of record at February 2, 1999, May 5, 1999 and August 4, 1999, respectively. For the nine months ended September 30, 1999, cash dividends totaling $2.1 million have been paid to the Company's shareholders.

 Stock Repurchase Programs

  On January 25, 1999, the Company's Board of Directors authorized the Company to repurchase up to $7.0 million of its common stock. During the first quarter of 1999, the Company repurchased 725,000 shares of its common stock for a total of $7.0 million which completed the first stock repurchase program. On March 29, 1999, the Company's Board of Directors initiated a second stock repurchase program, authorizing the repurchase of up to an additional $7.0 million of common stock. The Company has also completed the second stock repurchase program repurchasing 700,000 shares for a total of $7.0 million. On August 13, 1999, the Company's Board of Directors initiated a third stock repurchase program, authorizing the repurchase of up to an additional $7.0 million of common stock. As of September 30, 1999, the Company has repurchased 50,000 shares of its common stock for approximately $503 thousand in conjunction with its third stock repurchase program.

3. BRANCH SALE

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

4. FIRST CENTRAL BANK ACQUISITION

  On May 28, 1999, the Company completed its $13.5 million acquisition of First Central Bank, N.A. in an all-cash transaction. First Central Bank, with assets of $102 million, was a national bank with three branches in Southern California, specializing in serving the banking needs of the Chinese-American community.

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

5. AMERICAN INTERNATIONAL BANK ACQUISITION

  On September 17, 1999, the Company signed a definitive agreement to purchase American International Bank ("AIB") for approximately $33.8 million in an all-cash transaction. Completion of the merger is anticipated in the first quarter of 2000 and is subject to regulatory and AIB shareholder approval. American International Bank, with assets of $211 million as of September 30, 1999, is a state-chartered bank with eight branches in Southern California. AIB specializes in servicing small-to-medium sized companies involved in international trade and other areas, as well as offering a full range of personal banking products and services to a predominantly Chinese-American customer base.

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

  In addition to historical information, this discussion includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve inherent risks and uncertainties. A number of important factors could cause the Company's actual results and performance in future periods to differ materially from those discussed in such forward-looking statements. These factors include, but are not limited to, the effect of interest rate and currency exchange fluctuations, competition in the financial services market for both deposits and loans; the Company's ability to efficiently incorporate acquisitions into its operations; the Company's ability to successfully address "Year 2000" issues during the assimilation process; the ability of the Company to increase its customer base; and regional and general economic conditions. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation to update or revise any forward-looking statements contained herein to reflect any changes in the Company's expectations of results or any change in events.

Quarterly Cash Dividend

  On July 21, 1999, the Company announced that the Board of Directors had declared a regular quarterly cash dividend of $0.03 per share. The dividend payment was made on or about August 18, 1999 to shareholders of record at August 4, 1999.

Stock Repurchase Programs

  On August 13, 1999, the Company's Board of Directors initiated a third stock repurchase program authorizing the repurchase of up to an additional $7.0 million of common stock.

  As of September 30, 1999, the Company had completed its second stock repurchase program, repurchasing 700,000 shares of common stock for a total of $7.0 million. For the nine months ended September 30, 1999, the Company has repurchased a total of 1,475,000 shares amounting to $14.5 million.

Acquisition of American International Bank

  On September 17, 1999, the Company announced that it has signed a definitive agreement to purchase American International Bank for approximately $33.8 million in an all-cash transaction. The merger is anticipated to be completed in the first quarter of 2000 subject to regulatory and AIB shareholder approval.

Results of Operations

  East West Bancorp, Inc, parent company of East West Bank (the "Bank") reported third quarter 1999 net income of $7.0 million, or $0.31 per basic and diluted share, compared to $4.7 million, or $0.20 per basic and diluted share, reported during the third quarter of 1998. The Company's annualized return on average total assets increased to 1.34% for the quarter ended September 30, 1999, from 1.02% for the same period in 1998. The annualized return on average stockholders' equity increased to 19.37% for the third quarter of 1999, compared with 13.12% for the third quarter of 1998.

  Net income for the nine months ended September 30, 1999 increased to $20.1 million, or $0.88 per basic and diluted share, from $11.5 million, or $0.49 per basic and diluted share, for the first nine months of 1998. The annualized return on average total assets increased to 1.30% for the first nine months of 1999, compared with 0.89% for the first nine months of 1998. The annualized return on average stockholders' equity increased to 18.19% for the first three quarters of 1999, compared with 11.13% for the same period in 1998.

 Components of Net Income

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       -------------------- ------------------
                                         1999       1998      1999      1998
                                       ---------  --------- --------  --------
                                          (In millions)       (In millions)
   Net interest income...............  $    18.6  $   13.8  $   52.2  $   39.5
   Provision for loan losses.........       (1.3)     (1.3)     (4.0)     (4.6)
   Noninterest income................        3.5       3.2      11.1       7.4
   Noninterest expense...............      (10.6)     (8.4)    (29.0)    (24.4)
   Provision for income taxes........       (3.2)     (2.6)    (10.2)     (6.4)
                                       ---------  --------  --------  --------
     Net income......................  $     7.0  $    4.7  $   20.1  $   11.5
                                       =========  ========  ========  ========
   Annualized return on average total
    assets...........................       1.34%     1.02%     1.30%     0.89%
                                       =========  ========  ========  ========

  Net income increased 50% and 75%, respectively, for the three and nine months ended September 30, 1999 compared with corresponding periods in 1998. The increases in third quarter and year-to-date 1999 net income is largely attributable to the growth in the Company's loan and investment securities portfolios, and to the reduction in the Company's cost of funds. Further, sustained growth in noninterest-related revenues, as well as continuing efforts to manage operational expenses, have also contributed to the increase in net income.

Net Interest Income

  The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the third quarter of 1999 totaled $18.6 million, a 35% increase over net interest income of $13.8 million for the same period in 1998. For the first nine months of 1999, net interest income increased to $52.2 million, reflecting a 32% increase from $39.5 million for the first nine months of 1998.

  Total interest and dividend income during the quarter ended September 30, 1999 increased 18% to $37.8 million compared with $32.2 million during the same period in 1998. Similarly, year-to-date interest and dividend income increased 19% to $108.5 million, from $91.2 million during the first nine months of 1998. The increase in interest and dividend income is due primarily to the growth in average earning assets of 14% and 19%, respectively, during the three and nine months ended September 30, 1999. Growth in the Company's loan and investment portfolios, partially offset by a decrease in short-term investments, propelled the net increase in average earning assets. The net growth in average earning assets was funded largely by increases in FHLB advances and time deposits. Additionally, a 49% growth in noninterest-bearing demand deposits during the three- and nine-month periods ended September 30, 1999 also provided another funding source to the Company.

  The overall yield on earning assets increased to 7.56% and 7.33%, from 7.32% and 7.31%, respectively, for the third quarter and first nine months of 1999. Although a marked decrease in the average prime rate resulted in lower loan yields for both periods, yields on investment securities increased over the same periods due to purchases of fixed rate securities during the second half of 1998.

  Total interest expense during the third quarter of 1999 increased 5% to $19.2 million compared with $18.3 million for the same period a year ago. For the first nine months of 1999, total interest expense increased 9% to $56.3 million, from $51.7 million for the first three quarters of 1998. The increase in third quarter and year-to-date 1999 interest expense is primarily attributable to increases in average FHLB advances and time deposits, partially offset by a decrease in average short-term borrowings. Additionally, a reduction in the cost of funds for all categories of interest-bearing liabilities was another significant factor in the year-to-date 1999 increase in interest expense.

  Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 57 basis points to 3.72% for the third quarter of 1999, compared with 3.15% for the third quarter of 1998. For the first nine months of 1999, the net interest margin was 3.52%, a 35 basis point increase from the net interest margin of 3.17% for the same period a year ago. An increase in the overall yield on average earning assets, compounded by a significant decline in the cost of funds, contributed to the increase in the Company's net interest margin. The Company's overall cost of funds decreased 36 and 37 basis points to 4.24% and 4.21%, respectively, for the three and nine months ended September 30, 1999.

  The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 1999 and 1998:

                                                Three Months Ended September 30,
                                     ----------------------------------------------------------
                                                1999                          1998
                                     ----------------------------  ----------------------------
                                                          Average                       Average
                                      Average             Yield/    Average             Yield/
                                      Balance    Interest Rate (1)  Balance    Interest Rate (1)
                                     ----------  -------- -------  ----------  -------- -------
                                                     (Dollars in thousands)
ASSETS
------
Interest-earning assets:
 Short-term investments............  $   25,074  $   383   6.11%   $  239,740  $ 3,581   5.97%
 Taxable investment securities
  (2)(3)...........................     570,422    8,493   5.96       511,459    7,002   5.48
 Loans receivable (2)(4)...........   1,379,199   28,590   8.29       986,596   21,334   8.65
 FHLB stock........................      27,606      356   5.16        20,681      260   5.03
                                     ----------  -------           ----------  -------
  Total interest-earning assets....   2,002,301   37,822   7.56     1,758,476   32,177   7.32
                                                 -------   ----                -------   ----
Noninterest-earning assets:
 Cash and due from banks...........      38,870                        25,032
 Allowance for loan losses.........     (20,477)                      (14,994)
 Other assets......................      72,545                        63,562
                                     ----------                    ----------
  Total assets.....................  $2,093,239                    $1,832,076
                                     ==========                    ==========
LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------
Interest-bearing liabilities:
 Checking accounts.................  $   93,914  $   295   1.26    $   78,601  $   270   1.37
 Money market accounts.............      62,926      503   3.20        26,872      256   3.81
 Savings deposits..................     213,544      945   1.77       218,194    1,373   2.52
 Time deposits.....................     965,306   11,234   4.66       838,916   10,612   5.06
 Short-term borrowings.............       2,873       54   7.52       140,188    2,029   5.79
 FHLB advances.....................     472,910    6,180   5.23       293,425    3,808   5.19
                                     ----------  -------           ----------  -------
  Total interest-bearing
   liabilities.....................   1,811,473   19,211   4.24     1,596,196   18,348   4.60
                                                 -------   ----                -------   ----
Noninterest-bearing liabilities:
 Demand deposits...................     121,176                        81,153
 Other liabilities.................      15,457                        11,817
 Stockholders' equity..............     145,133                       142,910
                                     ----------                    ----------
  Total liabilities and
   stockholders' equity............  $2,093,239                    $1,832,076
                                     ==========                    ==========
Interest rate spread...............                        3.32%                         2.72%
                                                           ====                          ====
Net interest income and net
 interest margin...................              $18,611   3.72%               $13,829   3.15%
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

  The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 1999 and 1998:

                                      Nine Months Ended September 30,
                          ---------------------------------------------------------
                                     1999                         1998
                          ---------------------------- ----------------------------
                                               Average                      Average
                                               Yield/                       Yield/
                           Average              Rate    Average              Rate
                           Balance    Interest   (1)    Balance    Interest   (1)
                          ----------  -------- ------- ----------  -------- -------
                                          (Dollars in thousands)
ASSETS
------
Interest-earning assets:
 Short-term
  investments...........  $   49,921  $ 2,194   5.86%  $  245,100  $10,829   5.89%
 Taxable investment
  securities (2)(3).....     636,918   27,551   5.77      420,312   17,195   5.45
 Loans receivable
  (2)(4)................   1,257,768   77,607   8.23      980,618   62,473   8.49
 FHLB stock.............      29,878    1,149   5.13       16,774      677   5.38
                          ----------  -------          ----------  -------
  Total interest-earning
   assets...............   1,974,485  108,501   7.33    1,662,804   91,174   7.31
                                      -------   ----               -------   ----
Noninterest-earning
 assets:
 Cash and due from
  banks.................      32,352                       23,646
 Allowance for loan
  losses................     (18,598)                     (13,649)
 Other assets...........      69,717                       58,761
                          ----------                   ----------
  Total assets..........  $2,057,956                   $1,731,562
                          ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Interest-bearing
 liabilities:
 Checking accounts......  $   85,981  $   765   1.19   $   77,638  $   836   1.44
 Money market accounts..      49,046    1,128   3.07       24,529      702   3.82
 Savings deposits.......     218,524    3,024   1.85      212,087    3,976   2.50
 Time deposits..........     903,495   31,381   4.63      847,854   32,062   5.04
 Short-term borrowings..      14,786      596   5.37      129,426    5,536   5.70
 FHLB advances..........     510,345   19,428   5.08      214,927    8,582   5.32
                          ----------  -------          ----------  -------
  Total interest-bearing
   liabilities..........   1,782,177   56,322   4.21    1,506,461   51,694   4.58
                                      -------   ----               -------   ----
Noninterest-bearing
 liabilities:
 Demand deposits........     110,237                       73,795
 Other liabilities......      17,880                       13,145
 Stockholders' equity...     147,662                      138,161
                          ----------                   ----------
  Total liabilities and
   stockholders'
   equity...............  $2,057,956                   $1,731,562
                          ==========                   ==========
Interest rate spread....                        3.12%                        2.73%
                                                ====                         ====
Net interest income and
 net interest margin....              $52,179   3.52%              $39,480   3.17%
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

                               Three Months Ended            Nine Months Ended
                          September 30, 1999 vs. 1998   September 30, 1999 vs. 1998
                          ----------------------------- -----------------------------
                           Total      Changes Due to     Total      Changes Due to
                          Change   Volume (1) Rates (1) Change   Volume (1) Rates (1)
                          -------  ---------- --------- -------  ---------- ---------
                                 (In thousands)                (In thousands)
INTEREST-EARNING ASSETS:
Short-term investments..  $(3,198)  $(3,281)    $  83   $(8,635)  $(8,578)   $   (57)
Taxable investment
 securities.............    1,491       847       644    10,356     9,319      1,037
Loans receivable, net...    7,256     8,098      (842)   15,134    17,031     (1,897)
FHLB stock..............       96        89         7       472       502        (30)
                          -------   -------     -----   -------   -------    -------
  Total interest
   income...............  $ 5,645   $ 5,753     $(108)  $17,327   $18,274    $  (947)
                          =======   =======     =====   =======   =======    =======
INTEREST-BEARING
 LIABILITIES:
Checking accounts.......  $    25   $    45     $ (20)  $   (71)  $   115    $  (186)
Money market accounts...      247       281       (34)      426       530       (104)
Savings deposits........     (428)      (29)     (399)     (952)      125     (1,077)
Time deposits...........      622     1,326      (704)     (681)    2,812     (3,493)
Short-term borrowings...   (1,975)   (2,841)      866    (4,940)   (4,638)      (302)
FHLB advances...........    2,372     2,345        27    10,846    11,227       (381)
                          -------   -------     -----   -------   -------    -------
  Total interest
   expense..............  $   863   $ 1,127     $(264)  $ 4,628   $10,171    $(5,543)
                          =======   =======     =====   =======   =======    =======
CHANGE IN NET INTEREST
 INCOME.................  $ 4,782   $ 4,626     $ 156   $12,699   $ 8,103    $ 4,596
                          =======   =======     =====   =======   =======    =======

--------
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

  The provision for loan losses totaled $1.3 million for the quarters ended September 30, 1999 and 1998. For the first nine months of 1999, the provision for loan losses decreased 16% to $4.0 million, compared to $4.6 million for the corresponding period in 1998. The decreased provision for loan losses recorded in the current year reflects continued stability in the Company's asset quality, as manifested by improvements in nonperforming asset ratios, when compared to 1998. For further information regarding net credit losses and the allowance for loan losses, see the "Allowance for Loan Losses" section of this report.

Noninterest Income

 Components of Noninterest Income

                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        ------------------- ------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- --------
                                           (In millions)      (In millions)
   Loan fees........................... $    0.42 $    0.57 $    1.54 $   1.71
   Branch fees.........................      0.89      0.64      2.50     1.89
   Letters of credit fees and
    commissions........................      1.06      0.83      3.10     1.87
   Net gains on sales of securities
    available for sale.................       --       0.91      0.68     1.32
   Net gains on sales of securities
    held for trading...................      0.84       --       1.27      --
   Gain on sale of affordable housing
    investments........................       --        --       0.40      --
   Gain on sale of branch..............       --        --       0.68      --
   Amortization of negative
    intangibles........................      0.10      0.10      0.31     0.31
   Other...............................      0.23      0.10      0.62     0.33
                                        --------- --------- --------- --------
     Total............................. $    3.54 $    3.15 $   11.10 $   7.43
                                        ========= ========= ========= ========

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

  Noninterest income for the three months ended September 30, 1999 increased 13% to $3.5 million, compared with $3.2 million for the three months ended September 30, 1998. For the first nine months of 1999, noninterest income increased 50% to $11.1 million, from $7.4 million for the first three quarters of 1998. Included in year-to-date noninterest income are a one-time $676 thousand gain on sale of a branch and a $402 thousand gain on sale of an investment in affordable housing partnerships. Excluding these non-recurring sources of revenue, noninterest income increased 35% to $10.0 million for the first nine months of 1999 when compared to the same period in 1998. The increase in noninterest income for the quarter and year-to-date compared with the prior year is primarily due to growth in fee-based service income, including letters of credit fees and commissions and branch fees.

  Letters of credit fees and commissions amounted to $1.1 million for the third quarter of 1999 compared to $824 thousand for the third quarter of 1998. This 29% increase is attributed primarily to a $201 thousand increase in issuance and maintenance fees related to standby letters of credit. The remainder of the increase is attributed to trade finance activities which experienced growth of 32% and 42%, respectively, in the number of transactions processed for the three months and the nine months ended September 30, 1999 in comparison to the same periods a year ago. For the nine months ended September 30, 1999, letters of credit fees and commissions increased 66% to $3.1 million, compared with $1.9 million for the same period in 1998.

  Branch fees, which represent revenues derived from branch operations, amounted to $889 thousand for the third quarter of 1999, a 38% increase from the $664 thousand earned during the third quarter of 1998. This was primarily due to higher revenues derived from analysis charges on commercial deposit accounts, increased fees related to transaction accounts, and higher revenues from the sale of nonproprietary mutual funds. For the nine months ended September 30, 1999, branch fees increased 32% to $2.5 million, compared with $1.9 million for the same period in 1998.

  Other contributions to noninterest income include $841 thousand and $1.3 million, respectively, of net gain on sales of investment securities held for trading for the three- and nine-month periods ended September 30, 1999. There were no gains on sales of trading securities during the same periods in 1998. For the nine months ended September 30, 1999, net gain on sales of available for sale securities decreased to $684 thousand, compared with $1.3 million for the corresponding period in 1998. There were no sales of investment securities available for sale during the third quarter of 1999. For the 1998 third quarter, net gain on sales of available for sale securities amounted to $908 thousand.

Noninterest Expense

 Components of Noninterest Expense

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     --------------------  ------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  --------
                                        (In millions)        (In millions)
   Compensation and other employee
    benefits........................ $    4.77  $    4.53  $  13.91  $  13.14
   Net occupancy....................      1.57       1.26      4.27      3.70
   Data processing..................      0.38       0.32      1.07      0.95
   Amortization of positive
    intangibles.....................      0.45       0.31      1.12      0.93
   Amortization of affordable
    housing investments.............      0.87       0.25      2.05      0.76
   Deposit insurance premiums and
    regulatory assessments..........      0.22       0.21      0.64      0.63
   Other real estate owned
    operations, net.................      0.20      (0.01)    (0.06)    (0.20)
   Other............................      2.18       1.49      6.03      4.44
                                     ---------  ---------  --------  --------
     Total.......................... $   10.64  $    8.36  $  29.03  $  24.35
                                     =========  =========  ========  ========
     Efficiency ratio...............        42%        46%       41%       49%
                                     =========  =========  ========  ========

  Noninterest expense increased 27% to $10.6 million for the three months ended September 30, 1999, from $8.4 million for the three months ended September 30, 1998. Noninterest expense totaled $29.0 million for the first three quarters of 1999, compared with $24.4 million for the same period in 1998. Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expenses. Compensation and employee benefits increased 5% to $4.8 million for the third quarter of 1999, compared with $4.5 million for the third quarter of 1998. This primarily reflects the Company's continuing growth which includes the acquisition of First Central Bank at the end of May 1999. For the nine months ended September 30, 1999, compensation and employee benefits increased to $13.9 million from $13.1 million for the same period a year earlier. In addition to the acquisition of First Central Bank, the impact of annual salary and related cost increases for existing employees, as well as increases in incentive compensation tied to the Company's performance, further contributed to the year-to-date increase in compensation and employee benefits.

  Occupancy expenses increased 25% and 16% to $1.6 million and $4.3 million, respectively, for the three and nine months ended September 30, 1999. The increase in occupancy expenses for both periods primarily reflects four months of operations for the branches and administrative offices of First Central Bank, an overhead factor which was not present during 1998. Additionally, the impact of normal rent adjustments in existing leases, as well as increased expenses related to the outsourcing of computer hardware maintenance further contributed to the rise in occupancy expenses.

  The amortization of investments in affordable housing partnerships increased to $866 thousand for the third quarter of 1999, compared with $255 thousand for the third quarter of 1998. For the nine months ended September 30, 1999, amortization of investments in affordable housing partnerships totaled $2.1 million, compared to $762 thousand for the same period in 1998. The increase in amortization reflects the impact of additional investment purchases made since the third quarter of 1998. Total investments in affordable housing partnerships amounted to $24.7 million as of September 30, 1999, compared with $14.8 million as of September 30, 1998.

  The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 46% and 20%, respectively, during the three and nine months ended September 30, 1999 when compared to the same periods in 1998. The increase in amortization expense for both periods is due entirely to the monthly amortization of goodwill and deposit premium recorded as a result of the First Central Bank acquisition. The amounts of goodwill and deposit premium recorded by the Company totaled approximately $3.5 million and $2.5 million, respectively, and are being amortized straight line over 15 and 7 years, respectively.

  Net expenses related to OREO operations, which include writedowns and net gains and losses on sales of OREO properties, increased by $203 thousand during the third quarter of 1999 when compared to the third quarter of 1998. For the nine months ended September 30, 1999, net income generated from OREO operations totaled $63 thousand compared to $202 thousand for the same period in 1998. This decrease in net OREO income for both periods is primarily due to significantly lower rental income recorded in 1999 compared to 1998.

  Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses for the third quarter of 1999 increased 46% to $2.2 million, compared with $1.5 million for the third quarter of 1998. For the nine months ended September 30, 1999, other operating expenses increased 36% to $6.0 million, compared with $4.4 million for the nine months ended September 30, 1998. The increase in other operating expenses for both periods can be attributed to the Company's growth, which includes the acquisition of First Central Bank as well as organic expansion. Further, various expenses directly related to the Company's change in status from a privately held institution to a public company have also contributed to the increase in other operating expenses. These expenses include, but are not limited to, legal fees, investor relations expenses, Delaware corporation franchise fees, SEC and NASDAQ filing fees, and stock transfer agent fees.

  Continuing efforts to closely manage operational expenses have resulted in a significant improvement in the Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles). For the third quarter of 1999, the Company's efficiency ratio improved to 42%, as compared to 46% for the third quarter of 1998. For the nine months ended September 30, 1999, the efficiency ratio improved to 41%, compared with 49% for the same period in 1998.

Provision for Income Taxes

  The provision for income taxes increased 19% to $3.2 million during the third quarter of 1999, compared with $2.7 million for the third quarter of 1998, primarily due to higher pretax income partially offset by tax credits from qualified affordable housing investments. Tax credits utilized in the third quarter of 1999 totaled $743 thousand, compared to $422 thousand for the third quarter of 1998. The third quarter 1999 provision reflects an effective tax rate of 31.1%, compared with an effective tax rate of 36.3% for the third quarter 1998.

  For the nine months ended September 30, 1999, the provision for income taxes totaled $10.1 million, a 57% increase from the $6.4 million income tax expense recorded for the same period a year ago. The effective tax rate of 33.4% for the first three quarters of 1999 reflects tax credits of $2.2 million, compared with an effective tax rate of 35.8% for the first three quarters of 1998 reflecting tax credits of $1.3 million.

Balance Sheet Analysis

  The Company's total assets at September 30, 1999 increased to $2.07 billion, a slight increase of $9.5 million when compared to December 31, 1998. The increase in total assets was comprised primarily of a $274.5 million growth in loans receivable, partially offset by decreases in short-term investments of $114.0 million and investment securities available for sale of $155.8 million. The increase in total assets was funded by an increase of $172.8 million in deposits, partially offset by a decrease in FHLB advances of $165.0 million.

Investment Securities Held for Trading

  Investment securities held for trading are investment grade securities which are generally held by the Company for a period of seven days or less. Net gains on sales of trading securities amounted to $841 thousand and $1.3 million for the three and nine months ended September 30, 1999. There were no purchases and sales of investment securities held for trading during 1998. There were no outstanding investment securities held for trading at September 30, 1999.

Investment Securities Available for Sale

  Investment securities available for sale of $526.7 million as of September 30, 1999 represents a decrease of $155.8 million, or 23%, compared to the December 31, 1998 balance of $682.4 million. Total repayments on mortgage-backed securities, including calls and redemptions, totaled $383.0 million for the first nine months of 1999. Proceeds from such repayments were utilized to purchase additional mortgage-backed securities and to fund loan originations and purchases. There were no sales of available for sale securities during the three months ended September 30, 1999. For the nine months ended September 30, 1999, the Bank recorded net gains totaling $685 thousand on sales of available for sale securities. Proceeds from sales of securities were applied towards the repayment of FHLB advances as well as funding a portion of the loan originations and loan purchases made during the first nine months of 1999.

  The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of September 30, 1999 and December 31, 1998:

                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                                   (In thousands)
As of September 30, 1999:
U.S. Treasury securities............. $  1,997    $ --      $    (40) $  1,957
U.S. Government agency securities....   75,605      --        (4,510)   71,095
Mortgage-backed securities...........  465,071       48      (11,689)  453,430
Obligations of states and political
 subdivisions........................      200        3          --        203
                                      --------    -----     --------  --------
  Total investment securities
   available for sale................ $542,873    $  51     $(16,239) $526,685
                                      ========    =====     ========  ========
As of December 31, 1998:
U.S. Treasury securities............. $    --     $ --      $    --   $    --
U.S. Government agency securities....      --       --           --        --
Mortgage-backed securities...........  683,335      471       (1,370)  682,436
Obligations of states and political
 subdivisions........................      --       --           --        --
                                      --------    -----     --------  --------
  Total investment securities
   available for sale................ $683,335    $ 471     $ (1,370) $682,436
                                      ========    =====     ========  ========

Loans

  The Company continued to experience strong loan demand during the third quarter of 1999. Net loans receivable at September 30, 1999 totaled $1.38 billion, representing a $274.5 million or 25% increase from December 31, 1998. The increase in loans was funded, in large part, through repayments and sales of mortgage-backed securities and, to a lesser extent, through the liquidation of lower-yielding short-term investments.

  The Company continues to focus its lending efforts on originating multifamily and commercial loan products, as evidenced by the composition of the growth in loans during the first nine months of 1999. Excluding the $55.0 million in loans acquired from First Central Bank, gross loans receivable increased $222.1 million, or 20%, from December 31, 1998. This growth is comprised of increases in multifamily loans of $125.6 million or 75%, commercial real estate loans of $74.3 million or 21%, construction loans of $18.3 million or 23%, and commercial business loans, including trade finance products, of $9.5 million or 4%. Management anticipates continued strong loan demand in these categories throughout the remainder of 1999.

  Partially offsetting the increases in the multifamily and commercial loan categories is a decline of $10.6 million, or 4%, in single family residential loans, which excludes the $4.8 million of single family loans acquired from First Central Bank. This decrease is consistent with the Bank's strategy of de-emphasizing the retention of single family mortgage loans for its portfolio. Under the Bank's current lending strategy, substantially all new fixed-rate single family residential loans are sold into the secondary market.

  The following table sets forth the composition of the loan portfolio as of the dates indicated:

                         September 30, 1999  December 31, 1998   September 30, 1998
                         ------------------- ------------------- -------------------
                          Balance    Percent  Balance    Percent  Balance    Percent
                         ----------  ------- ----------  ------- ----------  -------
                                          (Dollars in thousands)
Real estate loans:
 Residential, one to
  four units............ $  264,645    19.0% $  270,444    24.2% $  287,659    27.6%
 Residential,
  multifamily...........    302,197    21.6     167,545    15.0     154,804    14.8
 Commercial and
  industrial real
  estate................    467,067    33.5     358,850    32.0     332,552    31.8
 Construction...........     99,525     7.1      78,922     7.0      65,990     6.3
                         ----------   -----  ----------   -----  ----------   -----
  Total real estate
   loans................  1,133,434    81.2     875,761    78.2     841,005    80.5
                         ----------   -----  ----------   -----  ----------   -----
Other loans:
 Business, commercial...    236,629    16.9     223,318    20.0     183,415    17.6
 Automobile.............      5,142     0.4       4,972     0.4       5,086     0.5
 Other consumer.........     20,587     1.5      15,156     1.4      14,576     1.4
                         ----------   -----  ----------   -----  ----------   -----
  Total other loans.....    262,358    18.8     243,446    21.8     203,077    19.5
                         ----------   -----  ----------   -----  ----------   -----
   Total gross loans....  1,395,792   100.0%  1,119,207   100.0%  1,044,082   100.0%
                         ==========   =====  ==========   =====  ==========   =====
Unearned fees, premiums
 and discounts, net.....       (186)             (2,122)             (2,600)
Allowance for loan
 losses.................    (20,533)            (16,506)            (15,810)
                         ----------          ----------          ----------
  Loans receivable,
   net.................. $1,375,073          $1,100,579          $1,025,672
                         ==========          ==========          ==========

Nonperforming Assets

  Nonaccrual loans, which include loans 90 days or more past due, totaled $5.8 million at September 30, 1999, compared with $9.8 million at December 31,1998, and $9.4 million at September 30, 1998. Nonaccrual loans as a percentage of total loans outstanding were 0.42% at September 30, 1999, 0.88% at December 31, 1998, and 0.90% at September 30, 1998. Loans totaling $2.9 million were placed on nonaccrual status during the three months ended September 30, 1999. The increase in nonaccrual loans was partially offset by $944 thousand in payoffs, $1.4 million in loans brought current and two loans totaling $154 thousand that were transferred to other real estate owned. The increase in nonaccrual loans during the third quarter of 1999 is comprised primarily of $1.2 million in residential single family loans and $1.6 million in commercial loans. For the nine months ended September 30, 1999, nonaccrual loans decreased by $3.9 million due to payoffs totaling $5.5 million, loans brought current totaling $2.9 million, gross chargeoffs totaling $158 thousand and loans transferred to other real estate owned totaling $312 thousand. These were offset by $4.8 million of loans placed on nonaccrual status during the nine months ended September 30, 1999.

  Restructured loans or loans that have had their original terms modified totaled $6.1 million at September 30, 1999, representing an increase of $124 thousand from the $5.9 million reported at December 31, 1998. The net increase in restructured loans since December 31, 1998 reflects the addition of two commercial loans partially offset by payments received.

  Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $2.8 million, $4.6 million and $5.1 million at

September 30, 1999, December 31, 1998 and September 30, 1998, respectively. For the nine months ended September 30, 1999, six properties with a combined book value of $670 thousand were added to OREO and fourteen properties with a total book value of $2.2 million were sold. Net gains amounting to $384 thousand were recognized on OREO sales during the nine months ended September 30, 1999.

  The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned as of the dates indicated:

                          September 30, June 30,  March 31, December 31, September 30,
                              1999        1999      1999        1998         1998
                          ------------- --------  --------- ------------ -------------
                                            (Dollars in thousands)
Nonaccrual loans........     $ 5,843    $ 5,508    $ 3,983    $ 9,762       $ 9,415
Loans past due 90 days
 or more but not on
 nonaccrual.............         --         --         --         129           --
                             -------    -------    -------    -------       -------
  Total nonperforming
   loans................       5,843      5,508      3,983      9,891         9,415
                             -------    -------    -------    -------       -------
Restructured loans......       6,060      7,249      6,154      5,936         6,430
Other real estate owned,
 net....................       2,823      3,034      3,585      4,600         5,088
                             -------    -------    -------    -------       -------
  Total nonperforming
   assets...............     $14,726    $15,791    $13,722    $20,427       $20,933
                             =======    =======    =======    =======       =======
Total nonperforming
 assets to total
 assets.................        0.71%      0.75%      0.69%      0.99%         1.12%
Allowance for loan
 losses to nonperforming
 loans..................      351.41     363.45     440.87     166.88        167.92
Nonperforming loans to
 total gross loans......        0.42       0.41       0.34       0.88          0.90

  Loans classified as impaired totaled $21.7 million at September 30, 1999, compared with $10.0 million at December 31, 1998. Specific reserves on impaired loans were $1.3 million and $350 thousand as of September 30, 1999 and December 31, 1998, respectively. Total chargeoffs associated with impaired loans as of September 30, 1999 amounted to $1.9 million. The Bank's average recorded investment in impaired loans for the nine months ended September 30, 1999 was $23.5 million. During the nine months ended September 30, 1999, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.7 million. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $1.2 million.

Allowance for Loan Losses

  A certain degree of risk is inherent in the extension of credit. The allowance for loan losses is maintained at a level considered by management to be commensurate with the estimated known and inherent risks in the existing portfolio. Management performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. The Bank determines the level of the allowance for loan losses, and correspondingly, the provision for loan losses based upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral values, identification of problem and potential problem loans, and other relevant data. While management believes that the allowance for loan losses is adequate at September 30, 1999, future additions to the allowance will be subject to continuing evaluation of inherent risks in the loan portfolio.

  At September 30, 1999, the allowance for loan losses amounted to $20.5 million, or 1.47% of total loans, compared with $16.5 million, or 1.47% of total loans, at December 31, 1998, and $15.8 million, or 1.51% of total loans, at September 30, 1998. The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                               ----------------------   ----------------------
                                  1999        1998         1999        1998
                               ----------  ----------   ----------  ----------
                                         (Dollars in thousands)
Allowance balance at
 beginning of period.........  $   20,019  $   14,213   $   16,506  $   12,273
Allowance from acquisition...         --          --         1,150         --
Provision for loan losses....       1,320       1,264        4,006       4,589
Actual chargeoffs:
  1-4 family residential real
   estate....................           2          90           24         187
  Multifamily real estate....         --          368           39         480
  Commercial and industrial
   real estate...............         --          --           --           60
  Business, commercial.......       1,025         (85)       1,626       1,689
  Automobile.................          10         --            10         116
  Other......................           2         --             2           3
                               ----------  ----------   ----------  ----------
    Total chargeoffs.........       1,039         373        1,701       2,535
                               ----------  ----------   ----------  ----------
Recoveries:
  1-4 family residential real
   estate....................          16          56           16         157
  Multifamily real estate....         119           1          190           1
  Commercial and industrial
   real estate...............         --          370           26         846
  Business, commercial.......          97         272          326         445
  Automobile.................         --            7           14          34
  Other......................           1         --           --          --
                               ----------  ----------   ----------  ----------
    Total recoveries.........         233         706          572      1, 483
                               ----------  ----------   ----------  ----------
      Net chargeoffs
       (recoveries)..........         806        (333)       1,129       1,052
                               ----------  ----------   ----------  ----------
Allowance balance at end of
 period......................  $   20,533  $   15,810   $   20,533  $   15,810
                               ==========  ==========   ==========  ==========
Average net loans
 outstanding.................  $1,379,199  $  986,596   $1,257,768  $  980,618
                               ==========  ==========   ==========  ==========
Total gross loans outstanding
 at end of period............  $1,395,792  $1,044,082   $1,395,792  $1,044,082
                               ==========  ==========   ==========  ==========
Net chargeoffs (recoveries)
 to average loans............        0.06%      (0.03)%       0.09%       0.11%
Allowance for loan losses to
 total gross loans at end of
 period......................        1.47        1.51         1.47        1.51

  The provision for loan losses totaled $4.0 million for the nine months ended September 30, 1999, compared with $4.6 million for the same period in 1998. Net chargeoffs totaled $806 thousand for the third quarter of 1999, compared to net recoveries of $333 thousand for the third quarter of 1998. As a percentage of average loans outstanding, net chargeoffs (recoveries) were 0.06% and (0.03)%, respectively, for the three months ended September 30, 1999 and 1998. Net chargeoffs amounted to $1.1 million for the nine months ended September 30, 1999 and 1998. As a percentage of average loans outstanding, net chargeoffs were 0.09% and 0.11%, respectively, for the nine months ended September 30, 1999 and 1998. This improvement in year-to-date chargeoff experience was partly achieved through the Company's ongoing efforts to implement more stringent underwriting parameters and administration procedures, and aggressive collection efforts with troubled debtors. Another significant factor contributing to the improvement of the Company's chargeoff experience is the continuance of a prosperous economy. Management recognizes these factors and adjusts the loan loss provision accordingly.

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

  The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                                  September 30,   December 31,
                                                      1999            1998
                                                 --------------- ---------------
                                                 Amount  Percent Amount  Percent
                                                 ------- ------- ------- -------
                                                     (Dollars in Thousands)
1-4 family residential real estate.............. $   427   19.0% $   500   24.2%
Multifamily real estate.........................   2,046   21.6    2,435   15.0
Commercial and industrial real estate...........   2,601   33.5    1,373   32.0
Construction....................................   1,623    7.1    2,339    7.0
Business, commercial............................  10,191   16.9    7,679   20.0
Automobile......................................      26    0.4       45    0.4
Consumer and other..............................      28    1.5       22    1.4
Year 2000 exposure..............................     900             600
Unallocated.....................................   2,691           1,513
                                                 -------  -----  -------  -----
    Total....................................... $20,533  100.0% $16,506  100.0%
                                                 =======  =====  =======  =====

  The allowance for loan losses of $20.5 million at September 30, 1999 exceeded the Company's estimated allowance requirement by $3.6 million. The estimated allowance requirement, excluding the potential "Year 2000 exposure", as of September 30, 1999 was $16.9 million as compared to $14.4 million as of December 31, 1998. Notwithstanding the unallocated allowance of $2.7 million at September 30, 1999, the Company continues to record loan loss provisions on a monthly basis to compensate for growth in the various loan portfolios and the continuing shift in the overall portfolio towards commercial loan products.

  As of September 30, 1999, the Company has earmarked $900 thousand of the unallocated allowance to absorb any potential exposure to "Year 2000" issues. The remaining unallocated allowance at September 30, 1999 is $2.7 million compared to the $1.5 million unallocated allowance at December 31, 1998. These amounts represent 13% and 9% of the total allowance for loan losses at September 30, 1999 and December 31, 1998, respectively. The maintenance of the unallocated portion of the allowance is considered necessary for the reasons outlined in the preceding paragraph. Management believes that the maintenance of the unallocated portion of the allowance is considered prudent not only to mitigate the uncertainties associated with the Bank's increasing loan portfolios, but also to compensate for the attendant estimation risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

  Deposits of $1.47 billion at September 30, 1999, represented an increase of $172.8 million or 13% over December 31, 1998. The increase in deposits reflects $92.6 million in deposits acquired through First Central

Bank in May 1999, partially offset by $17.1 million of deposits sold to People's Bank of California in connection with the sale of the Company's Irvine branch during the same month. Excluding these transactions, deposits at September 30, 1999 grew $97.3 million or 8% over December 31, 1998. This growth in deposits is comprised primarily of increases in time deposits of $76.3 million or 9% and noninterest-bearing demand deposits of $13.9 million or 14%. The increase in time deposits during the first nine months of 1999 is due to various promotions associated with the Chinese New Year holiday and the Year 2000.

  Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits. The average balance of non-time deposit accounts, which include noninterest-bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts, increased $75.7 million or 20% during the nine months ended September 30, 1999, compared with the same period in 1998. This increase was comprised of a $36.4 million or 49% increase in noninterest-bearing demand accounts, a $24.5 million or 100% increase in money market accounts, a $6.4 million or 3% increase in savings deposits, and an $8.3 million or 11% increase in interest-bearing checking accounts.

Borrowings

  Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase increased 9% to $36.0 million at September 30, 1999 compared to $33.0 million at December 31, 1998. FHLB advances totaled $398.0 million as of September 30, 1999, a decrease of $165.0 million or 29% from the December 31, 1998 balance of $563.0 million. The decrease in FHLB advances resulted primarily from runoffs in short-term investments and mortgage-backed securities.

Capital Resources

  The primary source of capital for the Company is the retention of net after tax earnings. At September 30, 1999, stockholders' equity totaled $146.4 million, a decrease of $4.4 million or 3% from $150.8 million as of December 31, 1998. The decrease is due primarily to: (i) repurchases of $14.5 million or 1,475,000 shares of common stock in connection with the Company's stock repurchase programs; (ii) payment of quarterly 1999 cash dividends totaling $2.1 million; and (iii) a net increase of $9.0 million in unrealized losses on available-for-sale securities. These transactions were offset, in part, by net income of $20.1 million for the nine months ended September 30, 1999.

  Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At September 30, 1999, the Company's Tier 1 and total capital ratios were 9.39% and 10.64%, respectively, compared to 10.28% and 11.42%, respectively, at December 31, 1998, and 11.03% and 12.27%, respectively, at September 30, 1998.

  The following table compares the Company's and the Bank's actual capital ratios at September 30, 1999, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                       Minimum        Well
                                 East West East West  Regulatory  Capitalized
                                  Bancorp    Bank    Requirements Requirements
                                 --------- --------- ------------ ------------
   Total Capital (to Risk-
    Weighted Assets)............   10.64%    10.63%      8.0%         10.0%
   Tier 1 Capital (to Risk-
    Weighted Assets)............    9.39      9.37       4.0           6.0
   Tier 1 Capital (to Average
    Assets).....................    7.03      7.01       4.0           5.0

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

  For the nine months ended September 30, 1999, the Company experienced a net cash outflow of $148.6 million from its investing activities primarily due to the growth in the Company's loan portfolio. The Company also experienced a net cash outflow of $7.2 million from its financing activities primarily due to a net repayment of FHLB advances. Partially offsetting the net cash outflows from investing and financing activities is $34.9 million in net cash provided by operating activities. Increases in interest income on loans and investment securities and net proceeds from sales of loans held for sale accounted for the net cash inflow from operating activities.

  As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At September 30, 1999, the Bank's available borrowing capacity includes approximately $3.4 million in repurchase arrangements, $47.0 million in federal funds line facilities, and $19.5 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At September 30, 1999, management was not aware of any information that would result in or that was reasonably likely to have a material effect on the Bank's liquidity position.

  The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the third quarter of 1999, East West Bank paid dividends amounting to $1.5 million to East West Bancorp, Inc. For the nine months ended September 30, 1999, total dividends paid by the Bank to East West Bancorp, Inc. totaled $16.2 million. As of September 30, 1999, approximately $16.0 million of undivided profits of the Bank was available for dividends to the Company.

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

  The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 1999, assuming a parallel shift of 100 to 200 basis points in both directions:

      Change in Interest Rates     Net Interest Income         Net Portfolio Value
           (Basis Points)            Volatility (1)              Volatility (2)
      ------------------------     -------------------         -------------------
                +200                        1.3%                     (11.1)%
                +100                        1.3%                      (2.7)%
                -100                      (4.2)%                        3.5%
                -200                      (9.4)%                      (3.0)%

--------
(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

  All interest-earning assets, interest-bearing liabilities and derivative contracts are included in the interest rate sensitivity analysis at September 30, 1999. At September 30, 1999, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

  The following table provides the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of September 30, 1999. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                              Expected Maturity or Repricing Date by Year
                          ---------------------------------------------------------              Fair value at
                                                                            After                  Sept. 30,
                             1999      2000     2001      2002     2003      2003      Total         1999
                          ----------  -------  -------  --------  -------  --------  ----------  -------------
                                                     (Dollars in thousands)
Assets:
Short-term investments..  $   10,000  $   --   $   --   $    --   $   --   $    --   $   10,000   $   10,000
 Weighted average rate..        5.88%     -- %     -- %      -- %     -- %      -- %       5.88%
Investment securities
 available-
 for-sale (fixed rate)..  $   51,393  $42,731  $36,451  $ 31,180  $25,058  $115,751  $  302,563   $  289,938
 Weighted average rate..        6.09%    6.15%    6.15%     6.15%    6.16%     6.17%       6.15%
Investment securities
 available-
 for-sale (variable
 rate)..................  $  240,310  $   --   $   --   $    --   $   --   $    --   $  240,310   $  236,747
 Weighted average rate..        5.85%     -- %     -- %      -- %     -- %      -- %       5.85%
Total gross loans.......  $1,218,152  $57,908  $40,515  $ 31,516  $27,017  $ 20,684  $1,395,792   $1,404,848
 Weighted average rate..        8.21%    7.97%    7.98%     8.22%    8.23%     7.77%       8.18%

Liabilities:
Checking accounts.......  $   92,150  $   --   $   --   $    --   $   --   $    --   $   92,150   $   92,150
 Weighted average rate..        1.28%     -- %     -- %      -- %     -- %      -- %       1.28%
Money market accounts...  $   61,383  $   --   $   --   $    --   $   --   $    --   $   61,383   $   61,383
 Weighted average rate..        3.18%     -- %     -- %      -- %     -- %      -- %       3.18%
Savings deposits........  $  212,713  $   --   $   --   $    --   $   --   $    --   $  212,713   $  212,713
 Weighted average rate..        1.77%     -- %     -- %      -- %     -- %      -- %       1.77%
Time deposits...........  $  918,318  $21,578  $ 1,282  $    751  $ 2,076  $ 30,000  $  974,006   $  975,786
 Weighted average rate..        4.58%    4.54%    5.17%     5.37%    5.33%     7.00%       4.63%
Short-term borrowings...  $   36,000  $   --   $   --   $    --   $   --   $    --   $   36,000   $   36,000
 Weighted average rate..        5.33%     -- %     -- %      -- %     -- %      -- %       5.33%
FHLB advances...........  $  163,000  $ 5,000  $   --   $230,000  $   --   $    --   $  398,000   $  399,965
 Weighted average rate..        5.37%    5.16%     -- %     5.12%     -- %      -- %       5.22%

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

  The Bank enters into interest rate swap agreements for the purposes of converting fixed rate loans and deposits to floating rate assets and liabilities. As of September 30, 1999, the total gross notional amount of interest rate swaps was $58.5 million. This includes two swap agreements totaling $30.0 million entered into with two financial institutions during 1999. Both agreements are callable after one year and are used to convert fixed rate certificates of deposit into floating rate liabilities. At September 30, 1999, the net unrealized loss on the entire swap agreement portfolio was $994 thousand compared to a net unrealized loss of $1.5 million at December 31, 1998.

  The Bank has also entered into interest rate cap agreements which are designated as hedges against market fluctuations in the Bank's available-for-sale securities portfolio. The total gross notional amount of interest rate cap agreements on September 30, 1999 was $36.0 million. The net unrealized loss on the cap agreement portfolio was $321 thousand compared to a net unrealized loss of $580 thousand at December 31, 1998. These cap agreements are primarily linked to the three-month LIBOR.

  The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of September 30, 1999. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                   Expected Maturity
                          ---------------------------------------                        Average
                                                           After            Unrealized  Expected
                          1999   2000    2001     2002     2002     Total   Gain (Loss) Maturity
                          -----  -----  -------  -------  -------  -------  ----------  ---------
                                               (Dollars in thousands)
Interest rate swap
 agreements:
Notional amount.........  $ --   $ --   $10,000  $18,500  $30,000  $58,500    $(994)    6.4 Years
Weighted average receive
 rate...................    -- %   -- %    5.17%    5.19%    7.00%    6.11%
Weighted average pay
 rate...................    -- %   -- %    6.46%    6.45%    5.14%    5.78%

Interest rate cap
 agreements:
Notional amount.........  $ --   $ --   $18,000  $18,000  $   --   $36,000    $(321)    2.3 Years
LIBOR cap rate..........    -- %   -- %    6.50%    7.00%     -- %    6.75%

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

  As of September 30, 1999, the Bank has successfully completed the awareness, assessment, remediation, and testing phases of the Year 2000 plan. The plan is on schedule and the Bank is in the last stage of the implementation phase of the plan. All of the Bank's critical systems are programmed, serviced or provided by outside system vendors. All of the systems that were identified in the assessment phase as critical to the Bank's operations have been tested and certified as compliant by the various "system owners" of the Bank. This meets the Federal Financial Institutions Examination Council's ("FFIEC") time frame for year 2000 progress. The Bank has also been reviewing and coordinating relationships with "secondary" systems vendors, borrowers, and other third parties to ensure that their systems will be "Year 2000" compliant. These vendors have informed the Bank that their "Year 2000" projects are on schedule and progress is being monitored by Bank personnel. In addition, as discussed below, manual data processing of business functions is part of the Bank's contingency plan.

  In addition to these software applications, much of the Bank's hardware and network infrastructure is being replaced as part of the "Year 2000" plan. The Bank has developed a detailed project plan for the replacement. The principal elements are the replacement of the router network and the replacement or upgrading of personal computers. The router network has already been replaced and the replacement or upgrading of personal computers is in process and is now 98% complete. The hardware and network infrastructure replacement cost of $750 thousand represents the largest portion of the "Year 2000" plan total budget. The Bank has incurred $1.3 million in "Year 2000" expenses to date, $1.0 million of which was incurred during 1999. Additional expenses relating to formalized and expanded customer communications, amounting to approximately $50 thousand, are expected to be incurred through the remainder of the year.

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

  The contingency plan provides for changing outside vendors if current vendors cannot meet their schedules to be "Year 2000" compliant and for manual processing and other action by the Bank in the event a problem is not discovered in a critical system that has previously been tested and certified as compliant. An expected reasonable "worst case" scenario is that, notwithstanding the testing and certification of all the Bank's critical systems beforehand, a problem is discovered in the year 2000 that impacts the core accounting systems. In this event, the Bank would be required to perform many business functions manually until such time as the responsible vendor corrects the problem. Such manual processing of functions is provided for in the Bank's contingency plans, which have been reviewed, updated, and Board-approved as of June 16, 1999. In October 1998, the Bank tested the transition from computer-performed operations to "offline" manual operations at all branch locations. The test was conducted while an outside vendor shut down the Bank's system to perform the "Year 2000" upgrade. During the shut down, the transition to manual procedures worked as planned. Other elements of the Bank's contingency plan were tested during 1999, as is the case with wire transfer operations which were successfully tested at the Bank's offsite contingency location during January 1999. The Bank's contingency plan has been substantially validated by the Internal Audit department in accordance with the FFIEC's "Year 2000" progress time frame.

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

  The following tables present the operating results and other key financial measures for the individual operating segments for the three months and nine months ended September 30, 1999 and 1998. Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Any future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods will be restated for comparability in the event of future changes in management structure or reporting methodologies.

                                                     Three Months Ended September 30, 1999
                                                                  (unaudited)

                                            Retail   Commercial           Residential
                                           Banking    Lending   Treasury    Lending    Other    Total
                                           --------  ---------- --------  ----------- ------- ---------
                                                                 (In thousands)
Interest income..........................  $  8,221   $ 9,534   $  9,061    $10,443   $   563 $  37,822
Charges for funds used...................    (4,915)   (5,666)    (7,925)    (7,462)      --    (25,968)
                                           --------   -------   --------    -------   ------- ---------
 Interest spread on funds used...........     3,306     3,868      1,136      2,981       563    11,854
                                           --------   -------   --------    -------   ------- ---------

Interest expense.........................   (10,455)     (804)    (7,952)       --        --    (19,211)
Credit on funds provided.................    15,390     1,468      9,110        --        --     25,968
                                           --------   -------   --------    -------   ------- ---------
 Interest spread on funds provided.......     4,935       664      1,158        --        --      6,757
                                           --------   -------   --------    -------   ------- ---------

  Net interest income....................  $  8,241   $ 4,532   $  2,294    $ 2,981   $   563 $  18,611
                                           ========   =======   ========    =======   ======= =========

Depreciation and amortization............  $    322   $    63   $      2    $   --    $   192 $     579
Segment pretax profit....................     2,340     3,038      2,564      2,256       --     10,198
Segment assets as of September 30, 1999..   380,883   448,173    536,694    587,051   114,816 2,067,617

                                                     Three Months Ended September 30, 1998
                                                                  (unaudited)

                                            Retail   Commercial           Residential
                                           Banking    Lending   Treasury    Lending    Other    Total
                                           --------  ---------- --------  ----------- ------- ---------
                                                                 (In thousands)
Interest income..........................  $  4,472   $ 7,290   $ 10,821    $ 8,889   $   705 $  32,177
Charges for funds used...................    (2,813)   (4,397)   (10,689)    (7,918)      --    (25,817)
                                           --------   -------   --------    -------   ------- ---------
 Interest spread on funds used...........     1,659     2,893        132        971       705     6,360
                                           --------   -------   --------    -------   ------- ---------

Interest expense.........................   (10,425)     (728)    (7,195)       --        --    (18,348)
Credit on funds provided.................    15,260     1,161      9,396        --        --     25,817
                                           --------   -------   --------    -------   ------- ---------
 Interest spread on funds provided.......     4,835       433      2,201        --        --      7,469
                                           --------   -------   --------    -------   ------- ---------

  Net interest income....................  $  6,494   $ 3,326   $  2,333    $   971   $   705 $  13,829
                                           ========   =======   ========    =======   ======= =========
Depreciation and amortization............  $    368   $    57   $      1    $   --    $   114 $     540
Segment pretax profit....................       936     3,207      2,317        899       --      7,359
Segment assets as of September 30, 1998..   191,161   361,761    711,896    486,276   113,208 1,864,302

                                                      Nine Months Ended September 30, 1999
                                                                  (unaudited)

                                            Retail   Commercial           Residential
                                           Banking    Lending   Treasury    Lending    Other    Total
                                           --------  ---------- --------  ----------- ------- ---------
                                                                 (In thousands)
Interest income..........................  $ 20,458   $ 26,876  $ 30,557   $ 28,806   $ 1,804 $ 108,501
Charges for funds used...................   (12,056)   (15,590)  (26,199)   (19,681)      --    (73,526)
                                           --------   --------  --------   --------   ------- ---------
 Interest spread on funds used...........     8,402     11,286     4,358      9,125     1,804    34,975
                                           --------   --------  --------   --------   ------- ---------

Interest expense.........................   (29,819)    (2,167)  (24,336)       --        --    (56,322)
Credit on funds provided.................    42,427      3,803    27,296        --        --     73,526
                                           --------   --------  --------   --------   ------- ---------
 Interest spread on funds provided.......    12,608      1,636     2,960        --        --     17,204
                                           --------   --------  --------   --------   ------- ---------

  Net interest income....................  $ 21,010   $ 12,922  $  7,318   $  9,125   $ 1,804 $  52,179
                                           ========   ========  ========   ========   ======= =========
Depreciation and amortization............  $  1,035   $    192  $      4   $    --    $   564 $   1,795
Segment pretax profit....................     4,834     10,347     7,733      7,328       --     30,242
Segment assets as of September 30, 1999..   380,883    448,173   536,694    587,051   114,816 2,067,617

                                                      Nine Months Ended September 30, 1998
                                                                  (unaudited)

                                            Retail   Commercial           Residential
                                           Banking    Lending   Treasury    Lending    Other    Total
                                           --------  ---------- --------  ----------- ------- ---------
                                                                 (In thousands)
Interest income..........................  $ 12,009   $ 20,447  $ 28,677   $ 28,442   $ 1,599 $  91,174
Charges for funds used...................    (7,562)   (12,216)  (26,592)   (24,326)      --    (70,696)
                                           --------   --------  --------   --------   ------- ---------
 Interest spread on funds used...........     4,447      8,231     2,085      4,116     1,599    20,478
                                           --------   --------  --------   --------   ------- ---------

Interest expense.........................   (31,853)    (2,030)  (17,811)       --        --    (51,694)
Credit on funds provided.................    45,085      3,073    22,538        --        --     70,696
                                           --------   --------  --------   --------   ------- ---------
 Interest spread on funds provided.......    13,232      1,043     4,727        --        --     19,002
                                           --------   --------  --------   --------   ------- ---------

  Net interest income....................  $ 17,679   $  9,274  $  6,812   $  4,116   $ 1,599 $  39,480
                                           ========   ========  ========   ========   ======= =========

Depreciation and amortization............  $ 1, 109   $    172  $      3   $    --    $   342 $   1,626
Segment pretax profit....................     1,854      8,123     5,613      2,378       --     17,968
Segment assets as of September 30, 1998..   191,161    361,761   711,896    486,276   113,208 1,864,302

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

ITEM 6. ITEM EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits Index

     Exhibit Number Description
     -------------- -----------
     27             Financial Data Schedule

  All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

  (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the third quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 1999

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