Form 10-K405
period 1999-12-31
EAST WEST BANCORP INC
filed 2000-03-30
CIK 1069157

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
Mark One
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

  For the fiscal year ended December 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  As of February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $276,047,244.

  Number of shares of common stock of the registrant outstanding as of February 29, 2000: 22,421,718 shares

  The following documents are incorporated by reference herein:

                                                              Part of Form 10-K
                                                                 Into Which
                     Document Incorporated                      Incorporated
                     ---------------------                    -----------------
   1999 Annual Report........................................  Parts II and IV
   Definitive Proxy Statement for the Annual Meeting of
    Stockholders which will be filed within 120 days of the
    fiscal year ended December 31, 1999......................         Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I.....................................................................   1

    Item 1. Business.......................................................    1

    Item 2. Properties.....................................................    9

    Item 3. Legal Proceedings..............................................   10

    Item 4. Submission of Matters to a Vote of Security Holders............   10


  Item 4A. Executive Officers of the Registrant...................................................  11

PART II...........................................................................................  13

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  13

  Item 6.  Selected Financial Data................................................................  14

  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  15

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................  37

  Item 8.  Financial Statements and Supplementary Data............................................  37

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  37

PART III..........................................................................................  37

  Item 10. Directors and Executive Officers of the Registrant.....................................  37

  Item 11. Executive Compensation.................................................................  37

  Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  37

  Item 13. Certain Relationships and Related Transactions.........................................  37

PART IV...........................................................................................  38

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  38

SIGNATURES........................................................................................  72

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

  The Company has one wholly-owned subsidiary, the Bank. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is not a member of the Federal Reserve System. The Bank was the fourth largest commercial bank headquartered in Los Angeles, California as of December 31, 1999, and one of the largest banks in the United States that focuses on the Chinese-American community. Until June 12, 1998, the Bank was privately owned. At that time, the former shareholders sold all of their interest in the Bank to approximately 160 institutional and accredited investors.

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

  As of December 31, 1999, the Bank had two wholly-owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. At December 31, 1999, the Bank's total investment in E-W Services, Inc. was $10.8 million. The second subsidiary, East-West Investments, Inc., is a California corporation organized by the Bank in 1972. East-West Investments, Inc. primarily acts as a trustee in connection with real estate secured loans. At December 31, 1999, the Bank's total investment in East-West Investments, Inc. was $72,000.

  On May 28, 1999, the Bank completed its acquisition of First Central Bank, N.A. for an aggregate cash price of $13.5 million. First Central Bank had three branches in Southern California--one branch located in the Chinatown sector of Los Angeles, one branch in Monterey Park and one branch in Cerritos. The Bank acquired approximately $55.0 million in loans and assumed approximately $92.6 million in deposits.

Banking Services

  Through its network of 29 retail branches, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to all of its customers in English, Cantonese, Mandarin and Spanish. The Bank offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and Master Card and Visa merchant deposit services.

  The Bank's lending activities include residential and commercial real estate, construction, commercial, trade finance, account receivables, inventory and working capital loans. The Bank provides commercial loans to small and medium-sized businesses with annual revenues that generally range from several million to $200 million. In addition, the Bank provides short-term trade finance facilities for terms of less than one year primarily to U.S. importers and manufacturers doing business in the Asia Pacific region. Management believes that these activities have not been adversely affected to a significant degree by the economic crisis in Asia of the last several years. The Bank's commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses.

 Market Area and Competition

  The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent periods. Based on information provided by the California State Department of Finance, there were an estimated 3.6 million Asian and Pacific Islanders residing in California as of July 1997. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. Management believes the Bank's customers benefit from its understanding of Asian markets and cultures, its corporate and organizational ties throughout Asia, as well as its international banking products and services. Management believes that this approach, combined with the extensive ties of its management and Board of Directors to the growing Asian and ethnic Chinese communities, provides the Bank with an advantage in competing for customers in its market area.

  The banking and financial services industry in California generally, and in the Bank's market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Economic Conditions, Government Policies, Legislation and Regulation."

  The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. The Bank has 30 offices located in the following counties: Los Angeles, Orange, San Francisco and Santa Clara. Neither the deposits nor loans of the offices of the Bank exceed 1% of the deposits or loans of all financial services companies located in the counties in which the Bank operates.

 Accounting Changes

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" was issued and is effective upon issuance. The adoption of this standard delays for one year the effective date of implementing SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management of the Company does not believe that the adoption of this standard will have a material impact on the Company's results of operations or financial position when adopted.

  In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

 Economic Conditions, Government Policies, Legislation, and Regulation

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

  From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, other financial institutions, and financial services providers are frequently made in the U.S. Congress, in the state legislatures and before various regulatory agencies.

General

  Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company or the Bank. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

  In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHC Act and to expand permissible activities for banks. In November 1999, the Gramm-Leach-Bliley Act was passed permitting the affiliation of banks, insurance underwriters and investment banking firms. It also provided for possible future additional expansions of permissible activities for banks. Regulations to implement this new law are still being prepared, and consequently, it is not possible to determine what effect, if any, it may have on the Company and the Bank.

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

  The Company is prohibited by the BHC Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

  Dividends and Other Transfers of Funds. Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $39.5 million at December 31, 1999. In addition, the DFI and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

  The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See also "--Prompt Corrective Action and Other Enforcement Mechanisms."

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

  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital" for information regarding the Company's regulatory capital ratios at December 31, 1999.

  Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, the Bank exceeded the required ratios for classification as "well capitalized."

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

  The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1999, SAIF members paid within a range of 0 to 27 basis points per $100 of insured deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the Bank is currently paying, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 2.12 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Effective January 1, 1999, members of both the SAIF and the Bank Insurance Fund ("BIF") will pay the same rate to retire the Fico Bonds. Under the Paperwork Reduction Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Proposals for the merging of the BIF and the SAIF are from time to time discussed by Congress.

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

  Allowance for Loan Losses. Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known, as well as inherent, risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. The Bank's total allowance for loan losses is comprised of two components--allocated and unallocated.

  The Bank utilizes several methodologies to test the overall adequacy of the allowance. The two primary methodologies, the classification migration model and the individual loan review analysis methodology, provide the basis for determining the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses.

  The classification migration model utilizes net losses incurred by the Bank during the preceding five years in conjunction with current internal asset classifications. The model calculates loss factors for every classification category (i.e. pass, special mention, substandard and doubtful) for each loan type, except consumer loans which are analyzed as a homogeneous pool. These calculated loss factors are applied to outstanding loan balances, unused commitments and off-balance sheet exposures, such as letters of credit. While the amount of losses actually observed can vary significantly from estimated amounts derived from the model, the loss migration model is designed to be self-correcting by taking into account the Bank's recent loss experience. In addition, minimum loss rates are also utilized by management as a self-correcting mechanism to compensate for the lack of historical loss information on certain loan types and to reduce differences between estimated and actual observed losses. Specific allowances are established for loans where management believes that the probability of loss is in excess of the amount determined by the application of the migration model. These specific allowances for individual loans are incorporated into the migration model to determine the overall allowance requirement.

  The individual loan review analysis method provides a more contemporaneous assessment of the portfolio by incorporating individual asset evaluations prepared by both the Bank's credit administration department and an independent external credit review group. Specific monitoring policies and procedures are applied in analyzing the existing loan portfolios which vary according to relative risk profile. Residential single family and consumer loans are relatively homogeneous and no single loan is individually significant in terms of size or potential risk of loss. Therefore, residential and consumer portfolios are analyzed as a pool of loans, and individual loans are criticized or classified based solely on performance. In contrast, the monitoring process for multifamily, commercial real estate, construction, and commercial business loans include a periodic review of individual loans. Loans are reviewed at least annually and more frequently, if warranted by circumstances. For instance, loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. Real estate loans and commercial business loans which are subject to individual loan review, and out-of-cycle individually reviewed loans, are monitored based on problem loan indicators such as loan payment, delinquencies, loan covenant or reporting violations, and property tax status. The estimated exposure and subsequent charge-offs that result from these individual loan reviews provide the basis for loss factors assigned to the various loan categories.


  The results from the classification migration model and the individual loan review analysis are then compared to various analyses, including historical losses, peer group comparisons and the federal regulatory interagency policy for loan and lease losses, to determine an overall allowance requirement amount. Factors that are considered in determining the final allowance requirement amount are scope and volume of completed individual loan reviews during the period, trends and applicability of historical loss migration analysis compared to current loan portfolio concentrations, and comparison of allowance levels to actual historical losses.

  The unallocated portion, or the amount in excess of the allowance requirement, is composed of two elements. The first element consists of an amount that is approximately 10% of the required allowance amount. This element recognizes that a certain degree of estimation risk is associated with the classification migration and individual loan review analysis methodologies. The other element represents the amount that, in the management's opinion, is necessary to mitigate the foreign transaction risk associated with credit lines extended to financial institutions in foreign countries. This amount is based on a range of 2% to 4% of the total credit facility extended to these foreign financial institutions.

  Employees. The Company does not have any employees other than executive officers who are also executive officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 1999, the Bank had a total of 341 full-time employees and 43 part-time employees. Employees are not represented by a union or collective bargaining group. The management of the Bank believes that its employee relations are satisfactory.

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

       Milpitas                 642 Barber Lane                      Leased
                                Milpitas, CA 95035

       Montebello               2825 Via Campo                       Leased
                                Montebello, CA 90640

       Monterey Park            101 W. Garvey Ave.                   Leased
                                Monterey Park, CA 91754

       Rolling Hills            27421 Hawthorne Blvd.                Owned
                                Rolling Hills Estates, CA 90274

       Rosemead                 8168 East Garvey Ave.                 Owned
                                Rosemead, CA 91770

         Office Name                     Address                          Owned/Leased
         -----------                     -------                          ------------
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

       San Francisco-           1241 Stockton St.                            Leased
       Chinatown                San Francisco, CA 94133

       San Marino               805 Huntington Dr.                            Owned
                                San Marino, CA 91108

       Silverlake               2496 Glendale Blvd.                           Owned
                                Los Angeles, CA 90039

       South Pasadena           1001 Fair Oaks Ave.                           Owned
                                S. Pasadena, CA 91030

       Westminster              9032 Bolsa Avenue                            Leased
                                Westminster, CA 92683

  The Company added 8 new banking locations as a result of the acquisition of American International Bank in January 2000. Those locations include:

         Office Name                     Address                      Owned/Leased
         -----------                     -------                      ------------
       Alhambra               1635 West Main St.                         Leased
                              Alhambra, CA 91801

       Artesia                18355 Pioneer Blvd.                        Leased
                              Artesia, CA 90701

       Carson                 22020 S. Avalon Blvd.                      Leased
                              Carson, CA 90745

       Glendale               520 N. Central Ave.                        Leased
                              Glendale, CA 91203

       Industry               18645 E. Gale Ave., Suite 100              Leased
                              City of Industry, CA 91748

       Los Angeles Main       624 S. Grand Ave.                          Leased
                              Los Angeles, CA 90017

       Tarzana                18321 Ventura Blvd.                        Leased
                              Tarzana, CA 91536

       Torrance               23670 Hawthorne Blvd.                       Owned
                              Torrance, CA 90505

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

  During the fourth quarter of 1999, no matters were submitted to shareholders for a vote.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth, as of February 29, 2000, the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

        Name         Age(1)           Position with Company or Bank
        ----         ------           -----------------------------
 Dominic Ng.........   41   Chairman of the Board, President, and Chief
                             Executive Officer of the Company and the Bank
 Julia Gouw.........   40   Executive Vice President and Chief Financial
                             Officer of the Company and the Bank
 Sandra Wong........   46   Executive Vice President and Chief Credit Officer
                             of the Bank
 Peter Yue..........   53   Executive Vice President and Director of Retail
                             Banking of the Bank
 Donald Chow........   48   Executive Vice President, Director of Commercial
                             Lending of the Bank
 Douglas Krause.....   43   Executive Vice President, General Counsel, and
                             Secretary of the Company and the Bank
 Wayland Bourne.....   51   Senior Vice President, Commercial Services of the
                             Bank
 Kwok-Yin Cheng.....   48   Senior Vice President, International Banking
                             Manager of the Bank
 Mitchell Kitayama..   43   Senior Vice President and Treasurer of the Bank

--------
(1)   As of February 29, 2000

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

  Peter Yue serves as Executive Vice President and Director of Retail Banking. Prior to joining the Bank in December 1999, Mr. Yue was a manager and principal of Equal Escrow, Inc. He has also held prior positions as Vice Chairman and Chief Executive Officer of Universal Bank, President and Chief Executive Officer of American International Bank, and President and Chief Executive Officer of First Public Savings Bank.

  Donald Chow serves as Executive Vice President and Commercial Lending Manager of the Bank. Mr. Chow has been with the Bank since April 1994. Mr. Chow has over 25 years of experience in commercial lending. Before joining the Bank as Senior Vice-President, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank. Mr. Chow was also employed for over 10 years with Security Pacific National Bank where he held a number of positions, including Vice President and unit leader of commercial real estate lending.

  Douglas Krause serves as Executive Vice President, General Counsel, and Secretary of the Bank and holds these same positions with the Company since its formation. Prior to joining the Bank in 1996 as Senior Vice President, Mr. Krause was Corporate Senior Vice President and General Counsel of Metrobank. Prior to that, Mr. Krause was with the law firms of Dewey Ballantine and Jones, Day, Reavis and Pogue specializing in financial services. Mr. Krause is a member of the Consumer Financial Services Committee of the California Bar Association.

  Wayland Bourne serves as the Senior Vice President / Commercial Services of the Bank. Mr. Bourne joined the Bank in 1996 and is responsible for cash management, and commercial non-credit products, sales, and service. Prior to joining the Bank, Mr. Bourne was a Senior Vice President at Metrobank, a Southern California regional business bank, where he developed its cash management and non-credit services programs. Mr. Bourne began his banking career at Union Bank, where he held a number of senior level positions.

  Kwok-Yin Cheng serves as Senior Vice President of International Banking. Prior to joining the Bank in June 1999, he was General Manager of the Pacific Rim Business Division of Union Bank and Senior Vice President and Manager at Manufacturer's Bank.

  Mitchell Kitayama serves as Senior Vice President and Treasurer of the Bank. Prior to joining the Bank in 1997 as First Vice President and Asset Liability Manager, he was Senior Vice President and Treasurer of First American Bank Texas. Mr. Kitayama was previously also Vice President and Treasurer of CorEast Savings Bank and Goldome Realty Credit Corp. He is currently a board member of the Los Angeles Chapter of the American Diabetes Association.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  For information concerning the market for the Company's Common Stock and related shareholder matters, see "Common Stock Price Range and Dividends" contained in the 1999 Annual Report, which is incorporated herein by reference, and "Item 1. BUSINESS -- Regulation and Supervision -- Restrictions on Transfer of Funds to the Company by the Bank."

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                             1999        1998        1997        1996            1995
                             ----        ----        ----        ----            ----
                                  (In Thousands, Except Per Share Data)
Summary of Operations:
Interest and dividend
 income.................  $  148,027  $  126,708  $  107,092  $   96,876      $   85,355
Interest expense........      76,142      71,043      62,646      57,268          54,376
                          ----------  ----------  ----------  ----------      ----------
Net interest income.....      71,885      55,665      44,446      39,608          30,979
Provision for loan
 losses.................       5,439       5,356       5,588       4,398           6,200
                          ----------  ----------  ----------  ----------      ----------
Net interest income
 after provision for
 loan losses............      66,446      50,309      38,858      35,210          24,779
Noninterest income......      14,693      10,027       8,493       5,571           3,502
SAIF recapitalization
 expense................          --          --          --       7,040              --
Noninterest expense.....      39,509      32,626      29,010      28,049          26,585
                          ----------  ----------  ----------  ----------      ----------
Income before provision
 for income taxes.......      41,630      27,710      18,341       5,692           1,696
Provision for income
 taxes                        13,603       9,682       7,330       2,486             653
                          ----------  ----------  ----------  ----------      ----------
Net income (1) .........  $   28,027  $   18,028  $   11,011  $    3,206      $    1,043
                          ==========  ==========  ==========  ==========      ==========

Basic earnings per share
 (1)                      $     1.23  $     0.76  $     0.46  $     0.13      $     0.04
  Diluted earnings per
share (1)...............  $     1.22  $     0.76  $     0.46  $     0.13      $     0.04
Average number of shares
 outstanding, basic.....      22,757      23,775      23,775      23,775          23,775
Average number of shares
 outstanding, diluted...      22,895      23,775      23,775      23,775          23,775

At Year End:
Total assets............  $2,152,630  $2,058,160  $1,734,339  $1,621,547      $1,371,140
Loans receivable, net...   1,486,641   1,100,579     934,850     862,640         776,476
Investment securities...     496,426     682,436     374,810     406,468         353,435
Deposits................   1,500,529   1,292,937   1,235,072   1,182,886       1,157,469
Federal Home Loan Bank
 advances...............     482,000     563,000     211,000      55,000          61,000
Stockholders' equity....     150,080     150,830     132,552     122,375         118,290
Shares outstanding......      22,423      23,775      23,775      23,775          23,775
Book value per share....  $     6.69  $     6.34  $     5.58  $     5.15      $     4.98

Financial Ratios:
Return on assets........        1.35%       1.00%       0.70%       0.22%(2)        0.08%
Return on equity........       18.96       12.83        8.91        2.71  (2)       1.13
Average stockholders'
 equity to average
 assets.................        7.12        7.80        7.87        8.16            7.07
Net interest margin.....        3.62        3.22        2.92        2.82            2.47
Efficiency ratio (3)....       40.56       46.52       52.47       75.61  (2)      74.39

Asset Quality Ratios:
Net chargeoffs to
 average loans..........        0.17%       0.11%       0.37%       0.37%           1.47%
Nonperforming assets to
 year end total assets..        0.75        0.99        1.25        1.28            1.57
Allowance for loan
 losses to year end
 total gross loans......        1.38        1.47        1.29        1.15            1.11

--------
(1) Excluding the non-recurring Savings Association Insurance Fund ("SAIF") recapitalization assessment, net income and earnings per share (basic and diluted) for the year ended December 31, 1996 were $7.4 million and $0.31, respectively.

(2) Excluding the SAIF recapitalization assessment, the Company's return on assets, return on equity and efficiency ratios were 0.51%, 6.26% and 59.89%, respectively, during the year ended December 31, 1996.
(3) Represents noninterest expense, excluding the amortization of intangibles and investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income.

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

  In addition to historical information, this discussion includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve inherent risks and uncertainties. A number of important factors could cause the Company's actual results and performance in future periods to differ materially from those discussed in such forward-looking statements. These factors include, but are not limited to, the effect of interest rate and currency exchange fluctuations; competition in the financial services market for both deposits and loans; the Company's ability to efficiently incorporate acquisitions into its operations; the ability of the Company to increase its customer base; and regional and general economic conditions. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation to update or revise any forward-looking statements contained herein to reflect any changes in the Company's expectations of results or any change in events.

  East West Bancorp, Inc. is a bank holding company. Its primary subsidiary, East West Bank (the "Bank") is a state chartered bank with 29 branch offices located in Los Angeles, Orange, San Francisco and Santa Clara counties. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on its assets, primarily loans and investments, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expense, such as employee salaries and benefits; noninterest income, such as fees on deposit-related services; and the Bank's provision for loan losses. The Bank has two wholly-owned subsidiaries--E-W Services, Inc., which holds property used by the Bank in its operations, and East-West Investments, Inc., which primarily serves as a trustee for the Bank in connection with real estate secured loans.

Acquisition of American International Bank

  On January 18, 2000, the Company completed its acquisition of American International Bank ("AIB") for $33.1 million in an all-cash transaction. American International Bank, with assets of $199 million and total stockholders' equity of $19.9 million as of December 31, 1999, was a state-chartered bank with eight branches in Southern California. Over its 21-year history, AIB specialized in servicing small-to-medium sized companies involved in international trade and other areas, as well as offering a full range of personal banking products and services to a predominantly Asian-American customer base.

Results of Operations

  The Company reported net income of $28.0 million for 1999, compared with $18.0 million for 1998 and $11.0 million for 1997, representing an increase of 55% for 1999 and 64% for 1998. On a per share basis, net income was $1.22, $0.76 and $0.46 for 1999, 1998 and 1997, respectively. During 1999, the increase in net earnings is largely attributable to the growth in the loan and investment securities portfolios as well as a reduction in the Company's cost of funds. Further, sustained growth in noninterest-related revenues, as well as continuing efforts to manage operational expenses, despite the Company's growth, have also contributed to the increase in net income. Earnings in 1998 improved over 1997 primarily due to an increase in the average balance of earning assets, higher yields on loans, a decrease in the provision for loan losses and an increase in noninterest income. The Company's return on average total assets increased to 1.35% in 1999, from 1.00% in 1998 and 0.70% in 1997, while the return on average stockholders' equity increased to 18.96% in 1999, compared with 12.83% in 1998 and 8.91% in 1997.

 Components of Net Income

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                            (In millions)
   Net interest income.................................. $ 71.9  $ 55.7  $ 44.4
   Provision for loan losses............................   (5.4)   (5.4)   (5.6)
   Noninterest income...................................   14.7    10.0     8.5
   Noninterest expense..................................  (39.5)  (32.6)  (29.0)
   Provision for income taxes...........................  (13.6)   (9.7)   (7.3)
                                                         ------  ------  ------
     Net income......................................... $ 28.0  $ 18.0  $ 11.0
                                                         ======  ======  ======
   Return on average total assets.......................   1.35%   1.00%   0.70%
                                                         ======  ======  ======

Net Interest Income

  The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income in 1999 totaled $71.9 million, a 29% increase over net interest income of $55.7 million in 1998.

  Total interest and dividend income during 1999 increased 17% to $148.0 million compared with $126.7 million during 1997. The increase in interest and dividend income is due primarily to a 15% growth in the Bank's average earning assets. Growth in the Bank's average loan and investment portfolios of 30% and 28%, respectively, partially offset by an 82% decrease in average short-term investments, propelled the net increase in average earning assets. The net growth in average earning assets was funded largely by increases in FHLB advances and time deposits, offset in part by an 84% decline in short-term borrowings. Another source of funding for the Bank also came from a 47% growth in average noninterest-bearing demand deposits.

  Total interest expense during 1999 increased 7% to $76.1 million compared with $71.0 million a year ago. The increase in interest expense is primarily attributable to a 74% increase in average FHLB advances and partially offset by a decrease in average short-term borrowings.

  Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 40 basis points to 3.62% in 1999, compared with 3.22% in 1998. Despite a 23 basis point decrease in loan yields resulting primarily from a decline in the average prime rate during 1999, the overall yield on earning assets increased to 7.46% in 1999 from 7.33% in 1998. This is primarily due to the increased volume of average loans and investment securities during the year which more than compensated for the decline in loan yields. Another factor that accounted for the increase in overall yields on earning assets is an increase in the yield on investment securities to 5.83% in 1999 from 5.53% in 1998. This is largely due to purchases of fixed rate securities during the latter half of 1998. Also contributing to the increase in net interest margin is the growth in noninterest-bearing demand deposits as well as a 27 basis point decrease in the overall cost of funds to 4.26% in 1999, from 4.53% in 1998, primarily due to a reduction in the cost of funds for all categories of interest-bearing liabilities.

  Comparing 1998 to 1997, net interest income increased 25% to $55.7 million derived primarily from a 13% growth in total average interest-earning assets, partially offset by increases in FHLB advances and time deposits. Further, loan yields increased to 8.54% in 1998 from 7.93% in 1997 which is reflective of the shift in the composition of the loan portfolio from lower yielding single family residential mortgage loans to higher yielding commercial real estate, construction and business loans consistent with the Bank's increased commercial lending activities.

  The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 1999, 1998 and 1997:

                                                        Year Ended December 31,
                          --------------------------------------------------------------------------------------
                                     1999                         1998                         1997
                          ---------------------------- ---------------------------- ----------------------------
                                               Average                      Average                      Average
                           Average             Yield/   Average             Yield/   Average             Yield/
                           Balance    Interest  Rate    Balance    Interest  Rate    Balance    Interest  Rate
                          ----------  -------- ------- ----------  -------- ------- ----------  -------- -------
                                                        (Dollars in thousands)
ASSETS
------
Interest-earning assets:
 Short-term
 investments............  $   40,262  $  2,381  5.91%  $  227,112  $ 13,302  5.86%  $  212,536  $ 12,409  5.84%
 Taxable investment
 securities (1)(2)......     609,587    35,560  5.83      477,338    26,405  5.53      385,965    21,455  5.56
 Loans receivable
 (1)(3).................   1,306,306   108,547  8.31    1,004,477    85,806  8.54      915,202    72,577  7.93
 FHLB stock.............      29,203     1,539  5.27       20,140     1,195  5.93       10,764       651  6.05
                          ----------  --------         ----------  --------         ----------  --------
   Total interest-
   earning assets.......   1,985,358   148,027  7.46    1,729,067   126,708  7.33    1,524,467   107,092  7.03
                                      --------  ----               --------  ----               --------  ----
Noninterest-earning
assets:
   Cash and due from
   banks................      34,185                       25,231                       18,618
   Allowance for loan
   losses...............     (19,191)                     (14,253)                     (11,172)
   Other assets.........      76,192                       60,537                       38,110
                          ----------                   ----------                   ----------
     Total assets.......  $2,076,544                   $1,800,582                   $1,570,023
                          ==========                   ==========                   ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
Interest-bearing
liabilities:
 Checking accounts......  $   87,828  $  1,060  1.21   $   78,066  $  1,072  1.37   $   78,209  $  1,173  1.50
 Money market
 accounts...............      51,448     1,594  3.10       28,051     1,010  3.60       17,565       622  3.54
 Savings deposits.......     216,590     3,954  1.83      213,675     5,048  2.36      211,619     5,192  2.45
 Time deposits..........     922,107    42,959  4.66      845,749    42,369  5.01      818,317    41,407  5.06
 Short-term
 borrowings.............      19,679     1,080  5.49      119,638     6,767  5.66      157,054     8,811  5.61
 FHLB advances..........     491,203    25,495  5.19      282,091    14,777  5.24       95,450     5,441  5.70
                          ----------  --------         ----------  --------         ----------  --------
   Total interest-
   bearing liabilities..   1,788,855    76,142  4.26    1,567,270    71,043  4.53    1,378,214    62,646  4.55
                                      --------  ----               --------  ----               --------  ----
Noninterest-bearing
liabilities:
 Demand deposits........     116,129                       78,802                       56,202
 Other liabilities......      23,712                       14,009                       11,973
 Stockholders' equity...     147,848                      140,501                      123,634
                          ----------                   ----------                   ----------
     Total liabilities
     and stockholders'
     equity.............  $2,076,544                   $1,800,582                   $1,570,023
                          ==========                   ==========                   ==========
Interest rate spread....                        3.20%                        2.80%                        2.48%
                                                ====                         ====                         ====
Net interest income and
net interest margin.....              $ 71,885  3.62%              $ 55,665  3.22%              $ 44,446  2.92%
                                      ========  ====               ========  ====               ========  ====

----
(1) Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.
(2) Average balances exclude unrealized gains or losses on available for sale securities.
(3) Average balances include nonperforming loans.

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

                                        Year Ended December 31,
                          --------------------------------------------------------
                                1999 vs. 1998                1998 vs. 1997
                          ---------------------------  ---------------------------
                                      Changes Due to             Changes Due to
                           Total      Volume   Rates   Total                 Rates
                           Change      (1)      (1)    Change   Volume (1)   (1)
                          --------  --------  -------  -------  ---------  -------
                                            (In thousands)

INTEREST-EARNING ASSETS:
Short-term investments..  $(10,921) $(11,051) $   130  $   893   $   851   $    42
Taxable investment
 securities.............     9,155     7,649    1,506    4,950     5,079      (129)
Loans receivable, net...    22,741    25,011   (2,270)  13,229     7,080     6,149
FHLB stock..............       344       458     (114)     544       567       (23)
                          --------  --------  -------  -------   -------   -------
    Total interest
     income.............  $ 21,319  $ 22,067  $  (748) $19,616   $13,577   $ 6,039
                          ========  ========  =======  =======   =======   =======
INTEREST-BEARING
 LIABILITIES:
Checking accounts.......  $    (12) $   (380) $   368  $  (101)  $    (2)  $   (99)
Money market accounts...       584       701     (117)     388       371        17
Savings deposits........    (1,094)       70   (1,164)    (144)       50      (194)
Time deposits...........       590     2,633   (2,043)     962     1,388      (426)
Short-term borrowings...    (5,687)   (5,492)    (195)  (2,044)   (2,099)       55
FHLB advances...........    10,718    10,852     (134)   9,336    10,639    (1,303)
                          --------  --------  -------  -------   -------   -------
    Total interest
     expense............  $  5,099  $  8,384  $(3,285) $ 8,397   $10,347   $(1,950)
                          --------  --------  -------  -------   -------   -------
CHANGE IN NET INTEREST
 INCOME.................  $ 16,220  $ 13,683  $ 2,537  $11,219   $ 3,230   $ 7,989
                          ========  ========  =======  =======   =======   =======

--------
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

  The provision for loan losses amounted to $5.4 million for both 1999 and 1998 and $5.6 million for 1997. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income


 Components of Noninterest Income

                                                               1999   1998  1997
                                                              ------ ------ -----
                                                                 (In millions)
   Loan fees................................................. $ 2.28 $ 2.39 $1.69
   Branch fees...............................................   3.39   2.58  2.09
   Letters of credit fees and commissions....................   4.11   2.79  1.17
   Net gain on sales of securities available for sale........   0.69   1.32  2.72
   Net gain on trading securities............................   1.90    --    --
   Net gain on sale of affordable housing investments........   0.40    --    --
   Net gain on sale of branch................................   0.68    --    --
   Amortization of negative intangibles......................   0.41   0.41  0.41
   Other.....................................................   0.83   0.54  0.41
                                                              ------ ------ -----
     Total................................................... $14.69 $10.03 $8.49
                                                              ====== ====== =====

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

  Noninterest income increased 47% to $14.7 million during 1999. Included in noninterest income are a one-time $676 thousand gain on sale of a branch and a $402 thousand gain on sale of an investment in affordable housing partnerships. Excluding these non-recurring sources of revenue, noninterest income increased 36% to $13.6 million during 1999 primarily due to growth in fee-based service income related to letters of credit fees and commissions and branch services. Slightly offsetting these increases was a 4% decrease in ancillary loan fees to $2.3 million primarily due to a decline in secondary market activities.

  Letters of credit fees and commissions increased $1.3 million, or 48%, to $4.1 million during 1999. This increase is attributed primarily to a $925 thousand increase in issuance and maintenance fees related to standby letters of credit. The remainder of the increase is attributed to trade finance activities which experienced a 33% growth in the number of transactions processed during 1999 in comparison to 1998.

  Branch fees, which represent revenues derived from branch operations, amounted to $3.4 million in 1999, a 31% increase from the $2.6 million earned during 1998. This was primarily due to higher revenues derived from analysis charges on commercial deposit accounts, increased fees related to transaction accounts, and higher revenues from the sale of nonproprietary mutual funds.

  Other contributions to noninterest income include $685 thousand and $1.3 million in gains on sales of available for sale securities for 1999 and 1998, respectively. Gains on trading securities totaled $1.9 million during 1999. There were no trading securities gains recorded in 1998.

  Comparing 1998 to 1997, noninterest income increased $1.5 million, or 18%, to $10.0 million. This is primarily due to higher revenues generated from trade finance operations and the issuance and maintenance of standby letters of credit which increased 139% to $2.8 million. Additionally, growth in revenues from wire transfer operations, commercial deposit accounts, loan servicing and secondary market operations further contributed to increased noninterest income in 1998. Partially offsetting these increases is a 51% decline in net gains on sales of available for sale securities.

Noninterest Expense

 Components of Noninterest Expense

                                                      1999     1998     1997
                                                     ------   ------   ------
                                                        (In millions)
   Compensation and other employee benefits........  $18.48   $17.28   $15.73
   Net occupancy...................................    5.65     4.97     4.65
   Data processing.................................    1.40     1.25     1.24
   Amortization of positive intangibles............    1.57     1.24     1.24
   Amortization of affordable housing investments..    2.99     1.02     0.21
   Deposit insurance premiums and regulatory
    assessments....................................    0.86     0.83     0.15
   Other real estate owned operations, net.........   (0.34)   (0.38)    0.30
   Other...........................................    8.90     6.42     5.49
                                                     ------   ------   ------
     Total.........................................  $39.51   $32.63   $29.01
                                                     ======   ======   ======

   Efficiency ratio ...............................      41%      47%      52%
                                                     ======   ======   ======

  Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 21% to $39.5 million during 1999. Compensation and employee benefits increased 7% to $18.5 million which is reflective of the Company's continuing growth--through organic expansion and through the acquisition of First Central Bank at the end of May 1999. Additionally, the impact of annual salary and related cost increases for existing employees, as well as increases in incentive compensation tied to the Company's performance, further contributed to the increase in compensation and employee benefits.

  Occupancy expenses increased 14% to $5.6 million during 1999 primarily reflecting four months of operations for the branches and administrative offices of First Central Bank, prior to their integration with East West Bank locations, an overhead factor which was not present during 1998. Additionally, the impact of normal rent adjustments in existing leases, as well as increased expenses related to the outsourcing of computer hardware maintenance further contributed to the rise in occupancy expenses. This is partially offset by the sale of the Irvine branch to People's Bank of California in May 1999.

  The amortization of investments in affordable housing partnerships increased 194% to $2.99 million during 1999, compared with $1.0 million in 1998. The increase in amortization reflects the impact of additional investment purchases made since year-end 1998. Total investments in affordable housing partnerships amounted to $26.5 million as of December 31, 1999, compared with $18.6 million as of December 31, 1998.

  The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 27% during 1999 as a result of the First Central Bank acquisition. The amounts of goodwill and deposit premium recorded by the Company for this transaction totaled $3.5 million and $2.5 million, respectively, and are being amortized straight line over 15 and 7 years, respectively.

  Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 38% to $8.9 million in 1999, compared with $6.4 million for 1998. The increase in other operating expenses for both periods can be attributed to the Company's growth, which includes the acquisition of First Central Bank as well as organic expansion. Further, various expenses directly related to the Company's change in status from a privately held institution to a public company have also contributed to the increase in other operating expenses. These expenses include, but are not limited to, legal fees, investor relations expenses, Delaware corporation franchise taxes, SEC and NASDAQ fees, and registrar and transfer agent fees.

  Comparing 1998 to 1997, noninterest expense increased $3.6 million, or 13%, to $32.6 million. The increase is comprised primarily of increases in compensation and employee benefits of $1.6 million due to the hiring of additional personnel in line with the Company's growth; occupancy expenses of $328 thousand resulting from the opening of the Cupertino and Milpitas branches; amortization of affordable housing partnerships of $807 thousand reflecting a full year of amortization for investments purchased in 1997; deposit insurance premiums of $677 thousand reflecting a full year of assessments without the benefit of the SAIF refund received in 1997; and other operating expenses of $929 thousand attributed to the Company's overall growth. These increased expenses were partially offset by a decrease in expenses related to OREO operations of $680 thousand reflecting reduced loss writedowns and increased rental income collected from OREO properties.

  Despite the Company's growth over the past several years, continuing efforts to closely manage operational expenses have resulted in a significant improvement in the Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles). The Company's efficiency ratio improved to 41% in 1999, compared to 47% in 1998 and 52% in 1997.

Provision for Income Taxes

  The provision for income taxes increased 40% to $13.6 million during 1999, compared with $9.7 million in 1998. This is primarily due to higher pretax income partially offset by tax credits from qualified affordable housing investments. Tax credits utilized during 1999 totaled $3.2 million, compared to $1.7 million for 1998. The 1999 provision reflects an effective tax rate of 32.7%, compared with 34.9% for 1998. Comparing 1998 to 1997, the provision for income taxes increased 32% to $9.7 million, compared to $7.3 million for 1997. The 1997 provision reflects an effective tax rate of 40.0% and tax credits of $337 thousand.

Balance Sheet Analysis

  The Company's total assets increased $94.5 million, or 5%, to $2.15 billion, as of December 31, 1999. The increase in total assets was comprised primarily of a $386.1 million growth in loans receivable, partially offset by decreases in short-term investments of $114.0 million and investment securities available for sale of $186.0 million. The increase in total assets was funded by an increase of $207.6 million in deposits, partially offset by decreases in FHLB advances of $81.0 million and other borrowings of $32.4 million.

Investment Securities Held for Trading


  Investment securities held for trading are investment grade securities which are generally held by the Bank for a period of seven days or less. Net gains from trading securities amounted to $1.9 million during 1999. There were no purchases and sales of investment securities held for trading during 1998.

Investment Securities Available for Sale

  Income from investing activities provides a significant portion of the Bank's total income. Management generally maintains an investment portfolio with an adequate mix of fixed rate and adjustable rate securities with relatively short maturities to minimize overall interest rate risk. The Bank has a substantial investment in residential mortgage-backed securities, consisting of pass-through certificates issued by GNMA, FHLMC, FNMA and private issuers. As of December 31, 1999, the carrying value of mortgage-backed securities totaled $426.4 million, or 20% of total assets. At December 31, 1999, the Bank held $1.0 million, $144.4 million, $239.1 million, and $41.9 million of mortgage-backed securities issued by GNMA, FHLMC, FNMA and private issuers, respectively. Mortgage-backed securities with a total carrying value of $220.6 million, or 52% of the total portfolio, had adjustable interest rates at December 31, 1999. At December 31, 1999, $132.3 million of mortgage-backed securities were pledged as collateral for public funds.

  The following table sets forth the carrying values of investment securities available for sale at the end of each of the past three years:

                                                           At December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
                                                            (In thousands)
   U.S. Treasury securities.........................  $    975 $     -- $     --
   U.S. Government agency securities................    68,871       --       --
   Mortgage-backed securities.......................   426,378  682,436  374,810
   Obligations of states and political
    subdivisions....................................       202       --       --
                                                      -------- -------- --------
    Total investment securities available for sale..  $496,426 $682,436 $374,810
                                                      ======== ======== ========

  Total investment securities available for sale decreased 27% to $496.4 million as of December 31, 1999. Total repayments, including calls and redemptions, totaled $409.5 million during 1999. Proceeds from such repayments were utilized to purchase additional available for sale securities and to fund loan originations and purchases. During 1999, the Bank recorded net gains totaling $685 thousand on sales of available for sale securities. Proceeds from sales of securities were applied towards the repayment of FHLB advances as well as funding a portion of the loan originations and loan purchases made during 1999.


  The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of the Bank's investment securities available for sale portfolio at December 31, 1999:

                                                                  After Five Years
                                             After One Year but      but within
                          Within One Year     within Five Years       Ten Years      After Ten Years       Total
                          ----------------   -------------------  -----------------  ----------------- --------------
                           Amount   Yield      Amount    Yield     Amount    Yield    Amount   Yield    Amount  Yield
                          -------- -------   ---------- --------  --------- -------  --------- ------- -------- -----
                                                          (Dollars in thousands)
U.S. Treasury...........   $   975    5.05%  $       --      --%  $      --     --%  $      --    --%  $    975 5.05%
U.S. Government agency..        --      --       10,525    5.77          --     --      58,346  6.58     68,871 6.45
Mortgage-backed
 securities.............        --      --           --      --      59,656   6.11     366,722  6.32    426,378 6.29
Obligations of states
 and political
 subdivisions...........        --      --          202    4.71          --     --                --        202 4.71
                           -------           ----------           ---------          ---------         --------
 Total..................   $   975    5.05   $   10,727    5.75   $  59,656   6.11   $ 425,068  6.34   $496,426 6.31
                           =======           ==========           =========          =========         ========

Loans

  The Bank offers a broad range of products designed to meet the credit needs of its borrowers. The Bank's lending activities consist of residential mortgage loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business and trade finance loans, and consumer loans. Net loans receivable increased 35% to $1.5 billion at December 31, 1999, essentially reflecting the Bank's continuing trend of replacing lower yielding assets, such as short-term investments and available for sale securities, in favor of higher yielding assets. Excluding the $55.0 million of loans acquired from First Central Bank, organic loan growth during 1999 was 30%.

  The Bank experienced strong loan demand throughout 1999. It continued to focus its lending efforts on originating multifamily and commercial real estate and commercial business loan products, as evidenced by the composition of net loan growth during 1999. Excluding loans acquired from First Central Bank, the growth in loans is comprised primarily of increases in multifamily loans of $134.5 million or 80%, commercial real estate loans of $125.4 million or 35%, construction loans of $41.2 million or 52%, and commercial business loans, including trade finance products, of $21.7 million or 10%.

The following table sets forth the composition of the loan portfolio at the end of each of the past five years:

                                                               December 31,
                         ---------------------------------------------------------------------------------------------
                                1999                1998               1997              1996              1995
                         ------------------- ------------------- ----------------- ----------------- -----------------
                           Amount    Percent   Amount    Percent  Amount   Percent  Amount   Percent  Amount   Percent
                         ----------  ------- ----------  ------- --------  ------- --------  ------- --------  -------
                                                          (Dollars in thousands)
Real estate loans:
  Residential, one to
   four units........... $  278,161    18.4% $  270,444    24.2% $356,478    37.5% $425,270    48.7% $474,192    60.4%
  Residential,
   multifamily..........    311,193    20.6     167,545    15.0   144,147    15.2   141,649    16.2   150,333    19.1
  Commercial and
   industrial real
   estate...............    518,074    34.4     358,850    32.0   269,028    28.3   214,599    24.5   142,423    18.1
  Construction..........    122,363     8.1      78,922     7.0    27,020     2.8    11,607     1.3     2,151     0.3
                         ----------   -----  ----------   -----  --------   -----  --------   -----  --------   -----
    Total real estate
     loans..............  1,229,791    81.5     875,761    78.2   796,673    83.8   793,125    90.7   769,099    97.9
                         ----------   -----  ----------   -----  --------   -----  --------   -----  --------   -----
Other loans:
  Business, commercial..    248,865    16.5     223,318    20.0   138,408    14.6    71,672     8.2    11,880     1.5
  Automobile............      5,284     0.4       4,972     0.4     5,259     0.6     3,877     0.4       840     0.1
  Other consumer........     23,834     1.6      15,156     1.4     9,137     1.0     5,953     0.7     3,680     0.5
                         ----------   -----  ----------   -----  --------   -----  --------   -----  --------   -----
    Total other loans...    277,983    18.5     243,446    21.8   152,804    16.2    81,502     9.3    16,400     2.1
                         ----------   -----  ----------   -----  --------   -----  --------   -----  --------   -----
      Total gross
       loans............  1,507,774   100.0%  1,119,207   100.0%  949,477   100.0%  874,627   100.0%  785,499   100.0%
                                      =====               =====             =====             =====             =====
Unearned fees, premiums
 and discounts, net.....       (289)             (2,122)           (2,354)           (1,903)             (288)
Allowance for loan
 losses.................    (20,844)            (16,506)          (12,273)          (10,084)           (8,735)
                         ----------          ----------          --------          --------          --------
    Loans receivable,
     net................ $1,486,641          $1,100,579          $934,850          $862,640          $776,476
                         ==========          ==========          ========          ========          ========

  Residential Mortgage Loans. The Company offers first mortgage loans secured by one-to-four unit residential properties located in the Bank's primary lending area. At December 31, 1999, $278.2 million or 18% of the loan portfolio was secured by one-to-four family residential real estate mortgages, compared to $270.4 million or 24% at December 31, 1998. The decrease in the percentage of residential mortgage loans in comparison to the total loan portfolio reflects the Bank's strategy of de-emphasizing the origination of single family mortgage loans for its portfolio. Under the Bank's lending strategy, substantially all new fixed-rate single family residential loans are sold into the secondary market.

  Multifamily and Commercial Real Estate Loans. The Bank has historically originated a limited number of mortgage loans secured by multifamily and commercial real estate as part of its business operations. In recent years, the Bank has increased its emphasis on such lending activities. While real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial loans. Multifamily and commercial real estate loans accounted for $311.2 million or 21% and $518.1 million or 34%, respectively, of the Bank's loan portfolio at December 31, 1999. At year-end 1998, multifamily and commercial real estate loans amounted to $167.5 million or 15% and $358.9 million or 32%, respectively.

  Construction Loans. The Bank offers loans to finance the construction of income-producing or owner-occupied buildings. The Bank limits its exposure in construction loans to no more than 25% of total loans. At December 31, 1999, construction loans accounted for $122.4 million or 8% of the Bank's loan portfolio. This compares with $78.9 million or 7% of the loan portfolio at December 31, 1998.

  Commercial Loans. The Bank finances small and middle-market businesses in a wide spectrum of industries throughout California. The Bank offers commercial loans for working capital, accounts receivable and inventory lines. At December 31, 1999, commercial loans accounted for $145.0 million or 10% of the Bank's loan portfolio compared to $118.2 million or 11% at December 31, 1998.

  Trade Finance. The Bank offers a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. Total fee income generated from trade finance activities has grown significantly from $26 thousand in 1994 to $1.8 million in 1999. A substantial portion of this business involves California-based customers engaged in import activities. Management does not believe that these activities have been significantly adversely affected by the economic crisis in Asia over the past several years.

  At December 31, 1999, loans to finance international trade totaled $103.9 million or 7% of the Bank's loan portfolio. Of this amount, approximately 99% was made to borrowers on the import side of international trade. At December 31, 1998, such loans amounted to $105.1 million or 9% of the Bank's loan portfolio. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated.

  Affordable Housing. The Bank is engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which generally are eligible for federal low income housing tax credits. As of December 31, 1999, the Bank had outstanding $131.7 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $138.1 million as of year-end 1998. Credit facilities for individual projects generally range in size from $1 million to $10 million.

  The following table presents the maturity schedule of the Bank's loan portfolio at December 31, 1999. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $10.9 million are included in the within one year category:

                                              After One
                                      Within  but within More than
                                     One Year Five Years Five Years   Total
                                     -------- ---------- ---------- ----------
                                                  (In Thousands)
   Residential, one to four units... $  9,088  $ 33,094   $235,979  $  278,161
   Residential, multifamily.........   10,356    95,173    205,664     311,193
   Commercial and industrial real
    estate..........................   94,455   372,719     50,900     518,074
   Construction.....................  102,718    19,645        --      122,363
   Business, commercial.............  225,813    21,992      1,060     248,865
   Other consumer...................    7,109     7,446     14,563      29,118
                                     --------  --------   --------  ----------
     Total.......................... $449,539  $550,069   $508,166  $1,507,774
                                     ========  ========   ========  ==========

  As of December 31, 1999, excluding nonaccrual loans, outstanding loans scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

                                                After One
                                       Within   but within More than
                                      One Year  Five Years Five Years   Total
                                     ---------- ---------- ---------- ----------
                                                   (In Thousands)
Total fixed rate.................... $   92,807  $163,358   $24,237   $  280,402
Total variable rate.................  1,185,762    18,813    22,797    1,227,372
                                     ----------  --------   -------   ----------
  Total............................. $1,278,569  $182,171   $47,034   $1,507,774
                                     ==========  ========   =======   ==========

Nonperforming Assets

  Loans are continually monitored by management and the Board of Directors. The Bank's policy is to place a loan on nonaccrual status if either (i) principal or interest payments are past due in excess of 90 days; or (ii) the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. Nonaccrual loans that demonstrate a satisfactory payment trend for several months are returned to full accrual status subject to management's assessment of the full collectibility of the account. Nonaccrual loans totaled $10.9 million at December 31, 1999, compared to $9.8 million at year-end 1998. Nonaccrual loans as a percentage of total loans outstanding were 0.73% and 0.88% at December 31, 1999 and 1998, respectively. Loans totaling $10.5 million were placed on nonaccrual status during 1999. The increase in nonaccrual loans was partially offset by $6.2 million in payoffs, $2.3 million in loans brought current and three loans totaling $909 thousand that were transferred to other real estate owned. The increase in nonaccrual loans during 1999 is comprised of $1.2 million in residential single family loans and $8.2 million in commercial business loans and $1.1 million in trade finance loans.

  Restructured loans or loans that have had their original terms modified totaled $4.7 million at December 31, 1999, compared with $5.9 million year-end 1998. The net decrease in restructured loans reflects payments received offset by the addition of two commercial loans.

  Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate or other collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in fair value of the OREO after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and gains and losses on disposal, are reported as noninterest expense. Other real estate owned totaled $577 thousand and $4.6 million at December 31, 1999 and 1998, respectively. Additions to OREO, comprised primarily of single family residential properties, totaled $1.1 million during 1999. The Bank sold seventeen properties with a combined book value of $4.7 million during 1999. Net gains amounting to $538 thousand were recognized on OREO sales during 1999. The Bank is actively marketing the remaining properties.

  The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned as of the dates indicated:

                                               December 31,
                                  -------------------------------------------
                                   1999     1998     1997     1996     1995
                                   ----     ----     ----     ----     ----
                                          (Dollars in thousands)
Nonaccrual loans................. $10,933  $ 9,762  $ 8,490  $11,613  $ 7,496
Loans past due 90 days or more
 but not on nonaccrual...........     --       129    2,403      206      --
                                  -------  -------  -------  -------  -------
  Total nonperforming loans......  10,933    9,891   10,893   11,819    7,496
                                  -------  -------  -------  -------  -------
Restructured loans...............   4,700    5,936    7,487    5,485    7,604
Other real estate owned, net.....     577    4,600    3,217    3,491    6,388
                                  -------  -------  -------  -------  -------
Total nonperforming assets....... $16,210  $20,427  $21,597  $20,795  $21,488
                                  =======  =======  =======  =======  =======
Total nonperforming assets to
 total assets....................    0.75%    0.99%    1.25%    1.28%    1.57%
Allowance for loan losses to
 nonperforming loans.............  190.65   166.88   112.67    85.32   116.53
Nonperforming loans to total
 gross loans.....................    0.73     0.88     1.15     1.35     0.95

  At December 31, 1999 and 1998, the Bank had classified $20.9 million and $10.0 million, respectively, of its loans as impaired, with specific reserves of $1.3 million and $350 thousand, respectively. Total chargeoffs associated with loans classified as impaired at December 31, 1999 amounted to $1.1 million, compared to $1.6 million for impaired loans at year-end 1998. The Bank's average recorded investment in impaired loans at December 31, 1999 and 1998 was $21.4 million and $10.5 million, respectively. During 1999 and 1998, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $2.0 million and $1.1 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $1.6 million and $890 thousand, respectively.

Allowance for Loan Losses

  The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. While management believes that the allowance for loan losses is adequate at December 31, 1999, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

  At December 31, 1999, the allowance for loan losses amounted to $20.8 million, or 1.38% of total loans, compared with $16.5 million, or 1.47% of total loans, at December 31, 1998. The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                At or for the Year Ended December 31,
                           ----------------------------------------------------
                              1999        1998       1997      1996      1995
                           ----------  ----------  --------  --------  --------
                                        (Dollars in thousands)
Allowance balance,
 beginning of year.......  $   16,506  $   12,273  $ 10,084  $  8,735  $ 14,515
Allowance from
 acquisition.............       1,150          --        --        --        --
Provision for loan
 losses..................       5,439       5,356     5,588     4,398     6,200
Actual charge-offs:
  1-4 family residential
   real estate...........          26         196       469       530     1,666
  Multifamily real
   estate................          44         588     1,595     1,919     5,251
  Commercial and
   industrial real
   estate................          --          60     1,079       985     5,350
  Business, commercial...       2,786       1,689       986        92        --
  Automobile.............          19         130         5        28        27
  Other..................           2           3         2        17        46
                           ----------  ----------  --------  --------  --------
    Total charge-offs....       2,877       2,666     4,136     3,571    12,340
                           ----------  ----------  --------  --------  --------
Recoveries:
  1-4 family residential
   real estate...........          17         172        12        49        --
  Multifamily real
   estate................         207           1       275       174        35
  Commercial and
   industrial real
   estate................          29         845       385       284       164
  Business, commercial...         358         480        41         3        --
  Automobile.............          14          45        19         9         9
  Other..................           1          --         5         3       152
                           ----------  ----------  --------  --------  --------
    Total recoveries.....         626       1,543       737       522       360
                           ----------  ----------  --------  --------  --------
      Net charge-offs....       2,251       1,123     3,399     3,049    11,980
                           ----------  ----------  --------  --------  --------
Allowance balance, end of
 year....................  $   20,844  $   16,506  $ 12,273  $ 10,084  $  8,735
                           ==========  ==========  ========  ========  ========
Average loans
 outstanding.............  $1,306,306  $1,004,477  $915,202  $819,868  $814,970
                           ==========  ==========  ========  ========  ========
Total loans outstanding,
 end of year.............  $1,507,774  $1,119,207  $949,477  $874,627  $785,499
                           ==========  ==========  ========  ========  ========
Net charge-offs to
 average loans...........        0.17%       0.11%     0.37%     0.37%     1.47%
Allowance for loan losses
 to total gross loans
 at end of year..........        1.38        1.47      1.29      1.15      1.11

  Net chargeoffs totaled $2.3 million, or 0.17% of average loans outstanding, during 1999. This compares to net chargeoffs of $1.1 million, or 0.11% of average loans outstanding, during 1998. Despite the reduced level of net chargeoffs and nonperforming assets during 1999 and 1998, in comparison to the preceding three years, the Bank recorded provisions for loan losses of $5.4 million during 1999 and 1998 to compensate for both the growth--35% in 1999 and 18% in 1998--as well as the changing composition of the Bank's loan portfolio. The overall portfolio continues to shift away from residential mortgage loans to commercial real estate and business loans. At December 31, 1999, multifamily, commercial real estate, construction and commercial business loans, collectively, comprised 80% of the total loan portfolio, compared to only 74% at year-end 1998 and 61% at year-end 1997.

  The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                                    At December 31,
                          ------------------------------------------------------------------------
                              1999           1998           1997           1996           1995
                          -------------  -------------  -------------  -------------  ------------
                          Amount    %    Amount    %    Amount    %    Amount    %    Amount   %
                          ------- -----  ------- -----  ------- -----  ------- -----  ------ -----
                                                 (Dollars in thousands)
1-4 family residential
real estate.............  $   345  18.4% $   500  24.2% $   894  37.5% $   996  48.7% $1,327  60.4%
Multifamily real
estate..................    2,735  20.6    2,435  15.0    3,022  15.2    3,445  16.2   3,298  19.1
Commercial and
industrial real estate..    3,110  34.4    1,373  32.0    1,059  28.3    2,044  24.5   2,772  18.1
Construction............    2,597   8.1    2,339   7.0      404   2.8       66   1.3      23   0.3
Business, commercial....    9,244  16.5    7,679  20.0    5,249  14.6    1,357   8.2     377   1.5
Automobile..............       30   0.4       45   0.4       33   0.6       27   0.4       6   0.1
Consumer and other......        9   1.6       22   1.4       32   1.0       23   0.7      19   0.5
Year 2000 exposure......       --            600             --             --            --
Unallocated.............    2,774          1,513          1,580          2,126           913
                          ------- -----  ------- -----  ------- -----  ------- -----  ------ -----
  Total.................  $20,844 100.0% $16,506 100.0% $12,273 100.0% $10,084 100.0% $8,735 100.0%
                          ======= =====  ======= =====  ======= =====  ======= =====  ====== =====

  Included in the allowance for loan losses as of December 31, 1998 was $600 thousand in reserves that were earmarked to absorb exposure to "Year 2000" issues. No such allocation was deemed necessary at December 31, 1999 based on positive customer feedback indicating a lack of Year 2000-related problems that had a negative impact on asset quality. The increase in the allowance amount at December 31, 1999 is primarily due to the increased allowance on commercial business loans as a result of higher levels of criticized and classified assets within this loan category.

  The volume of multifamily loans increased to 21% of the total loan portfolio, compared to 15% as of year-end 1998. Despite this substantial shift in the concentration level, loss reserves allocated to this loan category increased by only $300 thousand which actually represents a decrease to 13% of the total allowance amount, compared to 15% as of December 31, 1998. This is primarily due to the fact that almost 99% of the loans in this pool are not classified (i.e. rated "Pass"). Loss factors for multifamily loans that are rated "Pass" at December 31, 1999 decreased 36% in comparison to loss factors for this same category at year-end 1998.

  The $1.7 million increase in allocated loss reserves on commercial real estate loans is primarily driven by the increase in the volume of loans in this loan category, which rose $159.2 million or 44%.

  The allowance for loan losses of $20.8 million at December 31, 1999 exceeded the Bank's allocated allowance by $2.8 million, or 13% of the total allowance. This compares to an unallocated allowance of $1.5 million, or 9%, as of December 31, 1998. The $2.8 million unallocated allowance at December 31, 1999 is comprised of two elements. First, the Bank has set aside $1.8 million, or approximately 10% of the allocated allowance amount of $18.1 million at December 31, 1999, to compensate for the estimation risk associated with the classification migration and individual loan review analysis methodologies . The remaining $1 million of the unallocated allowance has been established for the foreign transaction risk associated with credit lines extended to financial institutions in foreign countries totaling $23.5 million. Loss factors, ranging from 2% to 4% of the total credit facility, have been assigned to absorb the loss exposure on this type of credit offering.

  The unallocated allowance at December 31, 1998 of $1.5 million, which represents approximately 10% of the allocated allowance amount of $14.4 million, was set aside to compensate for the estimation risk associated with the Bank's reserve methodologies.

Deposits

  The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 67% of the deposit portfolio at December 31, 1999, compared to 66% at year-end 1998. Non-time deposits--including noninterest bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts--accounted for 33% of the deposit portfolio at December 31, 1999, compared to 34% at year-end 1998.

  Deposits increased $207.6 million, or 16%, to $1.50 billion at December 31, 1999. The increase in deposits reflects $92.6 million in deposits acquired through First Central Bank in May 1999, partially offset by $17.1 million of deposits sold to People's Bank of California in connection with the sale of the Bank's Irvine branch during the same month. Excluding these transactions, internal deposit growth amounted to $132.1 million, or 10%, during 1999, primarily due to a 12% increase in time deposits of $103.4 million, resulting from the growth in brokered deposits and various promotions associated with the Chinese New Year holiday and the Year 2000. Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits. This is evidenced by an organic growth in noninterest-bearing demand deposits of $17.0 million, or 17%, and money market accounts of $17.2 million, or 44%, both almost entirely from commercial accounts.

  Included in time deposits are $82.7 million and $3.7 million of brokered deposits at December 31, 1999 and 1998, respectively. The increase of $79.0 million essentially reflects the replacement of Federal Home Loan Bank advances with brokered deposits as an alternate source of funding. As part of its overall preparation to mitigate potential Year 2000 liquidity contingencies, the transition to brokered deposits as an alternate source of funding enabled the Bank to release some investment securities which were previously pledged as collateral against FHLB advances.

  Public deposits increased 10% to $119.8 million as of December 31, 1999, compared with $109.2 million at year-end 1998. The balance of public funds at year-end 1999 is comprised almost entirely of deposits from the State of California. Notwithstanding the increases in brokered and public deposits during 1999, the Bank's principal market strategy continues to be based on its reputation as a community bank that provides quality products and personal customer service.

  Time deposits greater than $100 thousand totaled $513.8 million, accounting for 34% of the deposit portfolio at December 31, 1999. These accounts, consisting primarily of deposits by consumers and public funds, had a weighted average interest rate of 5.11% at December 31, 1999. The following table provides the remaining maturities at December 31, 1999 of time deposits greater than $100 thousand (in thousands):

       3 months or less............................................... $294,639
       Over 3 months through 6 months.................................   95,297
       Over 6 months through 12 months                                   83,993
       Over 12 months.................................................   39,916
                                                                       --------
         Total........................................................ $513,845
                                                                       ========

Borrowings

  The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase decreased 98% to $600 thousand at December 31, 1999, compared to $33.0 million at December 31, 1998. At December 31, 1999, the balance of short-term borrowings consisted entirely of federal funds purchased. In contrast, the balance of short-term borrowings at December 31, 1998 was comprised entirely of securities sold under agreements to repurchase. During 1999, the Bank favored utilizing federal funds purchased as a source of short-term liquidity over securities sold under agreements to repurchase, primarily because federal funds purchased do not require the pledging of collateral. The overall decrease in short-term borrowings during the year was largely due to runoffs on short-term investments and investment securities available for sale.

  The following table provides information on securities sold under agreements to repurchase for the past three years:

                                                As of and for the Year Ended
                                                        December 31,
                                                ------------------------------
                                                  1999      1998       1997
                                                --------- ---------  ---------
                                                   (Dollars in thousands)
   Average balance outstanding during the
    year......................................  $  9,159  $ 118,588  $ 157,054
   Maximum amount outstanding at any month-end
    during the year...........................  $ 33,000  $ 191,635  $ 300,000
   Weighted average interest rate during the
    year......................................      5.05%      5.62%      5.61%
   Total short-term borrowings at end of
    year......................................  $    --   $  33,000  $ 139,000
   Weighted average interest rate at end of
    year......................................       -- %      5.75%      6.08%

  FHLB advances decreased 14% to $482.0 million as of December 31, 1999, a decrease of $81.0 million from December 31, 1998. The decrease in FHLB advances resulted primarily from the growth in brokered deposits as an alternate source of funding, and to a lesser extent, from runoffs in short-term investments and investment securities. At December 31, 1999 and 1998, FHLB advances had a weighted average interest rate of 5.87% and 4.95%, respectively. Only $14.0 million, or 3% of outstanding FHLB advances at December 31, 1999, had remaining maturities greater than one year.

Capital Resources

  The primary source of capital for the Company is the retention of net after tax earnings. At December 31, 1999, stockholders' equity totaled $150.1 million, a decrease of less than 1% from $150.8 million as of December 31, 1998. The decrease is due primarily to: (i) repurchases of $14.7 million or 1,485,863 shares of common stock in connection with the Company's stock repurchase programs, and to a much lesser degree, from forfeitures of restricted stock awards; (ii) payment of quarterly 1999 cash dividends totaling $2.7 million; and (iii) a net increase of $11.8 million in unrealized losses on available-for-sale securities. These transactions were offset by (i) net income of $28.0 million during 1999; (ii) net issuance of common stock totaling $218 thousand under the Company's Employee Stock Purchase Plan; and
(iii) stock compensation cost of $249 thousand related to the Company's Restricted Stock Award Program initiated during the latter part of 1999.

  Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At December 31, 1999, the Company's Tier 1 and total capital ratios were 9.3% and 10.6%, respectively, compared to 10.3% and 11.4%, respectively, at December 31, 1998.

  The following table compares the Company's and the Bank's actual capital ratios at December 31, 1999, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                        Minimum        Well
                                  East West East West  Regulatory  Capitalized
                                   Bancorp    Bank    Requirements Requirements
                                  --------- --------- ------------ ------------
Total Capital (to Risk-Weighted
 Assets)........................    10.6%     10.6%       8.0%         10.0%
Tier 1 Capital (to Risk-Weighted
 Assets)........................     9.3       9.3        4.0           6.0
Tier 1 Capital (to Average
 Assets)........................     7.3       7.3        4.0           5.0

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

  The Bank's primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities, repurchase agreement facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

  During 1999, the Company experienced a net cash outflow of $231.6 million from its investing activities primarily due to the growth in the Bank's loan portfolio. Operating and financing activities, on the other hand, provided net cash inflows of $39.6 million and $74.4 million, respectively. Increases in interest income on loans and investment securities and net proceeds from sales of loans held for sale accounted for the increase in net cash inflow from operating activities, while growth in deposits during the year can be attributed for the increase in net cash inflow from financing activities.

  As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 1999, the Bank's available borrowing capacity includes approximately $4.3 million in repurchase arrangements, $82.4 million in federal funds line facilities, and $72.0 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At December 31, 1999, management was not aware of any information that would result in or that was reasonably likely to have a material effect on the Bank's liquidity position.

  The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. During 1999, total dividends paid by the Bank to East West Bancorp, Inc. totaled $17.5 million, compared with $73 thousand during 1998. As of December 31, 1999, approximately $39.5 million of undivided profits of the Bank was available for dividends to the Company.

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

  The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 1999 and 1998, assuming a parallel shift of 100 to 200 basis points in both directions:

                         Net Interest Income     Net Portfolio Value
                           Volatility (1)          Volatility (2)
          Change in         December 31,            December 31,
       Interest Rates    ---------------------   ---------------------
       (Basis Points)      1999        1998        1999        1998
       --------------    ---------   ---------   ---------   ---------
            +200               2.6 %       4.5 %     (13.0)%      (7.7)%
            +100               2.1 %       4.4 %      (5.3)%      (1.1)%
            -100              (2.7)%      (4.6)%       8.5 %      (4.8)%
            -200              (5.9)%      (9.3)%       8.5 %     (11.0)%

--------
(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

  All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 1999 and 1998. At December 31, 1999 and 1998, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

  The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of December 31, 1999 and 1998. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                              Expected Maturity or Repricing Date by Year
                          --------------------------------------------------------
                                                                           After                Fair Value at
                             2000      2001     2002     2003     2004      2004      Total     Dec. 31, 1999
                          ----------  -------  -------  -------  -------  --------  ----------  -------------
                                                     (Dollars in thousands)
At December 31, 1999:
---------------------
Assets:
Short-term investments..  $   10,000  $   --   $   --   $   --   $   --   $    --   $   10,000   $   10,000
 Weighted average rate..        4.00%     -- %     -- %     -- %     -- %      -- %       4.00%
Investment securities
 available-for-sale
 (fixed rate)...........  $   49,783  $41,527  $35,429  $30,313  $24,322  $110,906  $  292,280   $  275,783
 Weighted average rate..        6.13%    6.14%    6.14%    6.14%    6.15%     6.16%       6.15%
Investment securities
 available- for-sale
 (variable rate)........  $  225,040  $   --   $   --   $   --   $   --   $    --   $  225,040   $  220,643
 Weighted average rate..        6.43%     -- %     -- %     -- %     -- %      -- %       6.43%
Total gross loans.......  $1,299,273  $78,110  $44,223  $32,686  $27,286  $ 26,196  $1,507,774   $1,511,241
 Weighted average rate..        8.42%    8.10%    8.02%    8.16%    8.21%     7.65%       8.37%
Liabilities:
Checking accounts.......  $   89,545  $   --   $   --   $   --   $   --   $    --   $   89,545   $   89,545
 Weighted average rate..        1.22%     -- %     -- %     -- %     -- %      -- %       1.22%
Money market accounts...  $   69,434  $   --   $   --   $   --   $   --   $    --   $   69,434   $   69,434
 Weighted average rate..        3.38%     -- %     -- %     -- %     -- %      -- %       3.38%
Savings deposits........  $  211,818  $   --   $   --   $   --   $   --   $    --   $  211,818   $  211,818
 Weighted average rate..        1.85%     -- %     -- %     -- %     -- %      -- %       1.85%
Time deposits...........  $  930,167  $36,894  $ 1,250  $   667  $ 2,202  $ 30,000  $1,001,180   $1,002,176
 Weighted average rate..        4.70%    5.03%    5.06%    5.09%    5.50%     7.00%       4.79%
Short-term borrowings...  $      600  $   --   $   --   $   --   $   --   $    --   $      600   $      600
 Weighted average rate..        5.75%     -- %     -- %     -- %     -- %      -- %       5.75%
FHLB advances...........  $  468,000  $   --   $   --   $14,000  $   --   $    --   $  482,000   $  482,507
 Weighted average rate..        5.86%     -- %     -- %    5.94%     -- %      -- %       5.87%

                             Expected Maturity or Repricing Date by Year
                          ------------------------------------------------------
                                                                          After               Fair Value at
                            1999     2000     2001     2002      2003     2003      Total     Dec. 31, 1998
                          --------  -------  -------  -------  --------  -------  ----------  -------------
                                                    (Dollars in thousands)
At December 31, 1998:
---------------------
Assets:
Short-term investment ..  $124,000  $    --  $    --  $    --  $     --  $    --  $  124,000   $  124,000
 Weighted average rate..      5.82%      --%      --%      --%       --%      --%       5.82%
Investment securities
 available-
 for-sale (fixed rate)..  $ 45,855  $31,741  $21,956  $15,176  $ 10,482  $23,210  $  148,420   $  148,255
 Weighted average rate..      6.47%    6.47%    6.47%    6.47%     6.47%    6.46%       6.47%
Investment securities
 available-
 for-sale (variable
 rate)..................  $534,304  $    --  $    --  $    --  $     --  $    --  $  534,304   $  534,181
 Weighted average rate..      6.01%      --%      --%      --%       --%      --%       6.01%
Total gross loans.......  $993,680  $46,152  $25,217  $17,867  $ 16,133  $20,158  $1,119,207   $1,129,881
 Weighted average rate..      8.01%    7.98%    8.42%    8.37%     8.40%    8.23%       8.03%
Liabilities:
Checking accounts.......  $ 78,923  $    --  $    --  $    --  $     --  $    --  $   78,923   $   78,923
 Weighted average rate..      1.15%      --%      --%      --%       --%      --%       1.15%
Money market accounts...  $ 39,536  $    --  $    --  $    --  $     --  $    --  $   39,536   $   39,536
 Weighted average rate..      2.93%      --%      --%      --%       --%      --%       2.93%
Savings deposits........  $219,390  $    --  $    --  $    --  $     --  $    --  $  219,390   $  219,390
 Weighted average rate..      1.79%      --%      --%      --%       --%      --%       1.79%
Time deposits...........  $813,869  $35,050  $   552  $   677  $    737  $ 1,085  $  851,970   $  852,045
 Weighted average rate..      4.72%    5.74%    5.80%    5.41%     5.08%    6.25%       4.76%
Short-term borrowings...  $ 33,000  $    --  $    --  $    --  $     --  $    --  $   33,000   $   33,016
 Weighted average rate..      5.75%      --%      --%      --%       --%      --%       5.75%
FHLB advances...........  $291,000  $17,000  $    --  $    --  $255,000  $    --  $  563,000   $  565,115
 Weighted average rate..      4.77%    5.71%      --%      --%     5.09%      --%       4.95%

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

  The Bank enters into interest rate swap agreements for the purposes of converting fixed rate loans and deposits to floating rate assets and liabilities. As of December 31, 1999, the total gross notional amount of interest rate swaps was $58.5 million. This includes two swap agreements totaling $30.0 million entered into with two financial institutions during 1999. Both agreements are callable after one year and are used to convert fixed rate certificates of deposit into floating rate liabilities. At December 31, 1999, the net unrealized loss on the entire swap agreement portfolio was $1.4 million compared to a net unrealized loss of $1.5 million at December 31, 1998.

  The Bank has also entered into interest rate cap agreements which are primarily linked to the three-month LIBOR. Prior to October 1, 1999, the Bank used interest rate caps for purposes of hedging against market fluctuations in the Bank's available-for-sale securities portfolio. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, the Bank ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio, effective October 1, 1999. The resulting net gain realized from this transaction amounted to $65 thousand for the three months ended December 31, 1999. The Bank continues to record interest rate caps at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of the interest rate cap agreements. As of December 31, 1998, the net unrealized loss on interest rate caps was $580 thousand.

  The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of December 31, 1999 and 1998. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                    Expected Maturity
                          -----------------------------------------                        Average
                                                             After            Unrealized  Expected
                          2000    2001     2002     2003     2003     Total   Gain (Loss) Maturity
                          -----  -------  -------  -------  -------  -------  ----------  ---------
                                                (Dollars in thousands)
At December 31, 1999:
---------------------
Interest rate swap
 agreements:
Notional amount.........  $ --   $10,000  $18,500  $   --   $30,000  $58,500   $(1,408)   6.1 Years
Weighted average receive
 rate...................    -- %    5.24%    5.29%     -- %    7.00%    6.16%
Weighted average pay
 rate...................    -- %    6.46%    6.45%     -- %    6.10%    6.27%


Interest rate cap
 agreements:
Notional amount.........  $ --   $18,000  $18,000  $   --   $   --   $36,000   $   --     2.1 Years
LIBOR cap rate..........    -- %    6.50%    7.00%     -- %     -- %    6.75%

                                    Expected Maturity
                          -----------------------------------------                        Average
                                                             After            Unrealized  Expected
                          1999    2000     2001     2002     2002     Total   Gain (Loss) Maturity
                          -----  -------  -------  -------  -------  -------  ----------  ---------
                                                (Dollars in thousands)
At December 31, 1998:
---------------------
Interest rate swap
 agreements:
Notional amount.........  $ --   $   --   $10,000  $18,500  $   --   $28,500   $(1,518)   3.5 Years
Weighted average receive
 rate...................    -- %     -- %    5.69%    5.70%     -- %    5.70%
Weighted average pay
 rate...................    -- %     -- %    6.46%    6.45%     -- %    6.46%


Interest rate cap
 agreements:
Notional amount.........  $ --   $   --   $18,000  $18,000  $   --   $36,000   $  (580)   3.1 Years
LIBOR cap rate..........    -- %     -- %    6.50%    7.00%     -- %    6.75%

Year 2000

  Many computer programs were designed and developed using only two digits in date fields, resulting in the inability to recognize the year 2000 or years thereafter. This "Year 2000" issue created risks for the Bank from unforseen or unanticipated problems in its internal computer systems as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers, and vendors. Failures of these systems or untimely corrections could have had a material adverse impact on the Bank's ability to conduct its business and results of operations.

  The Bank's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Bank formed a Year 2000 committee comprised of certain of the Bank's officers to address the "Year 2000" issue. The committee's Year 2000 plan included holding awareness seminars; evaluating existing hardware, software, ATMs, vaults, alarm systems, communication systems, and other electrical devices; testing critical application programs and systems, both internally and externally; establishing a contingency plan; and upgrading hardware and software as necessary.

  During 1999, the Bank successfully completed the awareness, assessment, remediation, and testing and implementation phases of its Year 2000 plan. All of the Bank's critical systems are programmed, serviced or provided by outside system vendors. All of the systems that were identified in the assessment phase as critical to the Bank's operations were tested and certified as compliant by the various "system owners" of the Bank, in accordance with the Federal Financial Institutions Examination Council's ("FFIEC") established time frame. Bank personnel reviewed, coordinated, and monitored the progress of "secondary" systems vendors, borrowers, and other third parties to ensure that these systems were "Year 2000" compliant. In addition, as discussed below, manual data processing of business functions was also part of the Bank's contingency plan.

  In addition to these software applications, much of the Bank's hardware and network infrastructure were replaced as part of the "Year 2000" plan. The principal elements of this process involved the replacement of the router network and the replacement or upgrading of personal computers. The hardware and network infrastructure replacement cost of $750 thousand represented the largest portion of the "Year 2000" plan total budget. The Bank's total "Year 2000" budget was $1.0 million. Actual expenditures incurred by the Bank totaled $1.4 million, $1.1 million of which was incurred during 1999. Approximately $1.1 million of the total "Year 2000" expenditures were capitalized and are being amortized over their useful lives.

  The Bank's non-information technology and environmental systems were reviewed by the Bank's administrative services personnel and vendor indications were received in writing for all such systems. The Bank also obtained written indications of "Year 2000" compliance or readiness from the local energy company and from telecommunications companies on which the Bank depends.

  The Bank's contingency plan provided for changing outside vendors if current vendors were unable to meet their schedules to be "Year 2000" compliant. It also called for manual processing and other action by the Bank in the event a problem was not discovered in a critical system that has previously been tested and certified as compliant. The manual processing of functions provided for in the Bank's contingency plans were reviewed, updated, and Board-approved. The Bank's contingency plan was validated by the Internal Audit Department in accordance with the FFIEC's "Year 2000" established time frame.

  On January 1, 2000, Bank personnel from various operational departments performed "Year 2000" rollover system validation procedures for previously identified mission-critical applications and systems, including the general ledger, loans, deposits, wire transfers and ATMs. No deficiencies were noted in these critical applications and systems. The local area network (LAN) and wide area network (WAN) were also validated with a similar outcome. These results were reviewed with a representative from the Bank's primary regulator after the validation procedures were completed later that day. During the following week, the same representative conducted a follow-up site visit during which various reports and reconciliations were reviewed. Again, no deficiencies were noted.

  To date, no unusual system problems have been noted and there have been no negative impact on the Bank's customers. The payroll system has successfully processed several payroll cycles without incident. With respect to cash demands from customers and line of credit usage, no significant unusual trends were noted both before and after the "Year 2000" date rollover.

Business Segments

  For information regarding the Company's business segments, see Footnote 18, entitled "Segment Information," of the 1999 Annual Report which is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

  For quantitative and qualitative disclosures regarding market risks in the Bank's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Asset Liability and Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For financial statements of the Company, see "Supplementary Financial Information," and "Consolidated Financial Statements and Notes," including the "Independent Auditor's Report" thereon, in the 1999 Annual Report, which is incorporated herein by reference. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

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

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

  (1) The following financial statements included in the registrant's 1999 Annual Report to Shareholders are incorporated herein by reference. Page number references are to the 1999 Annual Report to Shareholders.

                                                                           Page
                                                                           ----
   East West Bancorp, Inc. and Subsidiary:
   Report of Management..................................................   40
   Independent Auditors' Report..........................................   41
   Consolidated Balance Sheets at December 31, 1999 and 1998.............   42
   Consolidated Statements of Income for the Years Ended December 31,
    1999, 1998, and 1997.................................................   43
   Consolidated Statements of Changes in Stockholders' Equity for the
    Years Ended December 31, 1999, 1998, and 1997........................   44
   Consolidated Statements of Cash Flows for the Years Ended December 31,
    1999, 1998 and 1997..................................................   45
   Notes to Consolidated Financial Statements............................   47

  (2) The following additional information for the years 1999, 1998 and 1997 is submitted herewith:

  All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

  (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the last quarter of 1999.

  (c) Exhibits

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

   10.1    Employment Agreement with Dominic Ng*+

   10.2    Employment Agreement with Julia Gouw*+

   10.5    Employment Agreement with Douglas P. Krause*+

   10.6    East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of
           Agreements*+

   10.6.1  Amendment to East West Bancorp, Inc. 1998 Stock Incentive Plan and
           Forms of Agreements+

   10.7    East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+

   10.9    Employment Agreement with Sandra Wong+

   10.10   Employment Agreement with Donald Sang Chow+

   10.10.1 Amendment to Employment Agreement with Donald Sang Chow+

   21      Subsidiaries of the Registrant*

   27      Financial Data Schedule

   99      Proxy Statement for Annual Meeting of Stockholders to be held on May
           10, 2000

--------
* Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).

+  Denotes management contract or compensatory plan or arrangement.

                             REPORT OF MANAGEMENT

To our shareholders:

Financial Statements

  The management of East West Bancorp, Inc. and subsidiaries (the "Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other financial information presented in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

Internal Control

  Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council instructions for the Consolidated Reports of Condition and Income ("Call Report instructions"). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

  There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to consolidated financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

  Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both generally accepted accounting principles and Call Report instructions as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Call Report instructions, as of December 31, 1999.

  The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Compliance with Laws and Regulations

  Management is also responsible for ensuring compliance with federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws and regulations.

  Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1999.

Dominic Ng                                     Julia Gouw
Chairman, President and                        Executive Vice President and
Chief Executive Officer                        Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
 East West Bancorp, Inc. and Subsidiaries
San Marino, California

  We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 14, 2000

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                              (Dollars in
                                                              thousands)
Assets
------
Cash and cash equivalents..............................  $   43,497  $  161,131
Investment securities available for sale, at fair value
 (with amortized cost of $517,320 in 1999 and $683,335
 in 1998)..............................................     496,426     682,436
Loans receivable, net of allowance for loan losses of
 $20,844 in 1999 and $16,506 in 1998...................   1,486,641   1,100,579
Investment in Federal Home Loan Bank stock, at cost....      26,954      32,874
Other real estate owned................................         577       4,600
Investments in affordable housing partnerships.........      26,485      18,602
Premises and equipment, net............................      22,646      23,406
Premiums on deposits acquired, net.....................       3,812       2,648
Excess of purchase price over fair value of net assets
 acquired, net.........................................       6,770       3,590
Accrued interest receivable and other assets...........      30,503      28,294
Deferred income taxes..................................       8,319         --
                                                         ----------  ----------
  TOTAL................................................  $2,152,630  $2,058,160
                                                         ==========  ==========
Liabilities and Stockholders' Equity
------------------------------------
Customer deposit accounts..............................  $1,500,529  $1,292,937
Short-term borrowings..................................         600      33,000
Federal Home Loan Bank advances........................     482,000     563,000
Notes payable..........................................       1,532       1,820
Accrued expenses and other liabilities.................      15,861      12,871
Deferred income taxes..................................         --        1,259
                                                         ----------  ----------
  Total liabilities....................................   2,000,522   1,904,887
                                                         ----------  ----------
FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE
 PRICE, NET............................................       2,028       2,443
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
 Authorized -- 50,000,000 shares
 Issued -- 23,908,731 shares and 23,775,000 shares in
  1999 and 1998, respectively
 Outstanding -- 22,422,868 shares and 23,775,000 shares
  in 1999 and 1998, respectively.......................          24          24
Additional paid in capital.............................     111,306     109,976
Retained earnings......................................      67,001      41,718
Deferred compensation..................................        (863)        --
Treasury stock, at cost: 1,485,863 shares at December
 31, 1999..............................................     (14,659)        --
Accumulated other comprehensive loss, net of tax.......     (12,729)       (888)
                                                         ----------  ----------
  Total stockholders' equity...........................     150,080     150,830
                                                         ----------  ----------
  TOTAL................................................  $2,152,630  $2,058,160
                                                         ==========  ==========

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended December 31,
                                        ----------------------------------------
                                            1999          1998          1997
                                        ------------  ------------  ------------
                                        (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
  Loans receivable, including fees....  $    108,547  $     85,806  $     72,577
  Investment securities available for
   sale...............................        35,451        26,405        20,056
  Investment securities held for
   trading............................           109           --            --
  Short-term investments..............         2,381        13,302        13,808
  Federal Home Loan Bank stock........         1,539         1,195           651
                                        ------------  ------------  ------------
    Total interest and dividend
     income...........................       148,027       126,708       107,092
                                        ------------  ------------  ------------

INTEREST EXPENSE
  Customer deposit accounts...........        49,567        49,499        48,394
  Short-term borrowings...............         1,080         6,767         8,811
  Federal Home Loan Bank advances.....        25,495        14,777         5,441
                                        ------------  ------------  ------------
    Total interest expense............        76,142        71,043        62,646
                                        ------------  ------------  ------------

NET INTEREST INCOME BEFORE PROVISION
 FOR LOAN LOSSES......................        71,885        55,665        44,446
PROVISION FOR LOAN LOSSES.............         5,439         5,356         5,588
                                        ------------  ------------  ------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES......................        66,446        50,309        38,858
                                        ------------  ------------  ------------

NONINTEREST INCOME
  Loan fees...........................         2,282         2,389         1,688
  Branch fees.........................         3,388         2,579         2,091
  Letters of credit fees and
   commissions........................         4,111         2,785         1,166
  Net gain on sales of investment
   securities available for sale......           685         1,320         2,717
  Net gain on trading securities......         1,904           --            --
  Net gain on sales of affordable
   housing partnerships...............           402           --            --
  Net gain on sale of branch..........           676           --            --
  Amortization of fair value of net
   assets acquired in excess of
   purchase price.....................           415           415           415
  Other operating income..............           830           539           416
                                        ------------  ------------  ------------
    Total noninterest income..........        14,693        10,027         8,493
                                        ------------  ------------  ------------

NONINTEREST EXPENSE
  Compensation and employee benefits..        18,481        17,281        15,732
  Net occupancy.......................         5,649         4,974         4,646
  Data processing.....................         1,399         1,245         1,239
  Amortization of premiums on deposits
   acquired and excess of purchase
   price over fair value of net assets
   acquired...........................         1,572         1,241         1,241
  Amortization of investments in
   affordable housing partnerships....         2,991         1,017           210
  Deposit insurance premiums and
   regulatory assessments.............           862           825           148
  Other real estate owned operations,
   net................................          (340)         (380)          300
  Other operating expenses............         8,895         6,423         5,494
                                        ------------  ------------  ------------
    Total noninterest expense.........        39,509        32,626        29,010
                                        ------------  ------------  ------------
INCOME BEFORE PROVISION FOR INCOME
 TAXES................................        41,630        27,710        18,341
PROVISION FOR INCOME TAXES............        13,603         9,682         7,330
                                        ------------  ------------  ------------
NET INCOME............................  $     28,027  $     18,028  $     11,011
                                        ============  ============  ============


BASIC EARNINGS PER SHARE..............  $       1.23  $       0.76  $       0.46
DILUTED EARNINGS PER SHARE............  $       1.22  $       0.76  $       0.46
AVERAGE NUMBER OF SHARES OUTSTANDING--
 BASIC................................        22,757        23,775        23,775
AVERAGE NUMBER OF SHARES OUTSTANDING--
 DILUTED..............................        22,895        23,775        23,775

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Accumulated
                                                                                 Other
                                 Additional                                  Comprehensive                   Total
                          Common  Paid-In   Retained    Deferred   Treasury  Loss, Net of  Comprehensive Stockholders'
                          Stock   Capital   Earnings  Compensation  Stock         Tax         Income        Equity
                          ------ ---------- --------  ------------ --------  ------------- ------------- -------------
                                                            (Dollars in thousands)
BALANCE, JANUARY 1,
 1997...................   $24    $109,976  $12,679     $   --     $    --     $   (304)                   $122,375
Comprehensive income
 Net income for the
  year..................                     11,011                                          $ 11,011        11,011
 Net unrealized loss on
  securities............                                                           (834)         (834)         (834)
                                                                                             --------
Comprehensive income....                                                                     $ 10,177
                           ---    --------  -------     -------    --------    --------      --------      --------
BALANCE, DECEMBER 31,
 1997...................    24     109,976   23,690         --          --       (1,138)                    132,552
Comprehensive income
 Net income for the
  year..................                     18,028                                          $ 18,028        18,028
 Net unrealized gain on
  securities............                                                            250           250           250
                                                                                             --------
Comprehensive income....                                                                     $ 18,278
                           ---    --------  -------     -------    --------    --------      --------      --------
BALANCE, DECEMBER 31,
 1998...................    24     109,976   41,718         --          --         (888)                    150,830
Comprehensive income
 Net income for the
  year..................                     28,027                                          $ 28,027        28,027
 Net unrealized loss on
  securities............                                                        (11,841)      (11,841)      (11,841)
                                                                                             --------
Comprehensive income....                                                                     $ 16,186
                                                                                             --------
Stock compensation
 cost...................                                    249                                                 249
Issuance of 105,003
 shares under Restricted
 Stock Plan.............             1,112               (1,112)                                                --
Issuance of 28,728
 shares under Employee
 Stock Purchase Plan....               218                                                                      218
Purchase of 1,485,863
 shares of treasury
 stock..................                                            (14,659)                                (14,659)
Dividends declared on
 common stock...........                     (2,744)                                                         (2,744)
                           ---    --------  -------     -------    --------    --------                    --------
BALANCE, DECEMBER 31,
 1999...................   $24    $111,306  $67,001     $  (863)   $(14,659)   $(12,729)                   $150,080
                           ===    ========  =======     =======    ========    ========                    ========

                                                       1999     1998    1997
                                                     --------  ------  -------
                                                         (In thousands)
Disclosure of reclassification amount for December
 31:
Unrealized holding gain (loss) arising during
 period, net of tax benefit (expense) of $7,620 in
 1999, $(595) in 1998, and $(531) in 1997..........  $(11,430) $1,109  $   797
Less: Reclassification adjustment for gain included
 in net income, net of tax expense of $274 in 1999,
 $461 in 1998, and $1,086 in 1997..................      (411)   (859)  (1,631)
                                                     --------  ------  -------
Net unrealized gain (loss) on securities, net of
 tax benefit (expense) of $7,894 in 1999, $(134) in
 1998, and $555 in 1997............................  $(11,841) $  250  $  (834)
                                                     ========  ======  =======

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................. $  28,027  $  18,028  $  11,011
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............     4,139      4,539      3,185
    Deferred compensation expense.............       249        --         --
    Deferred tax benefit......................    (2,477)    (1,690)    (1,633)
    Provision for loan losses.................     5,439      5,356      5,588
    Provision for other real estate owned
     losses...................................       169        341        412
    Net gains on sales of investment
     securities and other assets..............    (2,925)    (2,685)    (3,729)
    Gain on sale of trading securities........    (1,904)       --         --
    Federal Home Loan Bank stock dividends....    (1,608)      (921)      (641)
    Proceeds from sale of trading securities..   117,366        --         --
    Purchases of trading securities...........  (115,527)       --         --
    Proceeds from sale of loans held for
     sale.....................................    46,225     92,729     73,205
    Originations of loans held for sale.......   (37,341)   (91,987)   (62,885)
    Increase in accrued interest receivable
     and other assets, net of effects from
     purchase of First Central Bank...........    (2,379)   (14,373)      (934)
    Increase in accrued expenses and other
     liabilities, net of effects from purchase
     of First Central Bank....................     2,115      3,410        420
                                               ---------  ---------  ---------
      Total adjustments.......................    11,541     (5,281)    12,988
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................    39,568     12,747     23,999

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans.........................  (188,713)  (167,267)  (126,655)
  Purchases of:
    Investment securities available for sale..  (420,587)  (883,989)  (638,295)
    Loans receivable..........................  (208,171)   (41,230)    (8,098)
    Federal Home Loan Bank stock..............    (1,809)   (18,072)    (3,166)
    Investment in affordable housing
     partnership..............................   (10,707)    (3,411)   (12,983)
    Premises and equipment....................    (1,476)    (1,389)    (2,365)
  Proceeds from sale of:
    Investment securities available for sale..   177,758    279,504    622,009
    Other real estate owned...................     5,278      1,695      5,194
    Investment in affordable housing
     partnership..............................     3,267        --         --
    Premises and equipment....................         4         13          3
  Repayments, maturity and redemption of
   investment securities available for sale...   409,499    332,678     92,198
  Redemption of Federal Home Loan Bank stock..     9,337        --         --
  Repayments on foreclosed properties.........       250        --           4
  Payment for purchase of First Central Bank,
   net of cash received.......................    (5,295)       --         --
  Investment in nonbank entity................      (250)       --         --
                                               ---------  ---------  ---------
      Net cash used in investing activities...  (231,615)  (501,468)   (72,154)
                                               ---------  ---------  ---------

                                                                     (Continued)

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                          ------------------------------------
                                              1999         1998        1997
                                          ------------  -----------  ---------
                                                    (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits................. $    190,523  $    57,865  $  52,186
  Proceeds from sale of deposits.........       17,795          --         --
  Proceeds from Federal Home Loan Bank
   advances..............................   19,810,100    4,150,821    313,397
  Repayment of Federal Home Loan Bank
   advances..............................  (19,891,100)  (3,798,820)  (157,397)
  Net decrease in short-term borrowings..      (32,400)    (106,000)  (105,000)
  Repayment of notes payable on
   affordable housing investments........       (3,320)      (1,615)       --
  Issuance of common stock...............          218          --         --
  Repurchase of common stock.............      (14,659)         --         --
  Dividends paid on common stock.........       (2,744)         --         --
                                          ------------  -----------  ---------
      Net cash provided by financing
       activities........................       74,413      302,251    103,186
                                          ------------  -----------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.............................     (117,634)    (186,470)    55,031
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR....................................      161,131      347,601    292,570
                                          ------------  -----------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR... $     43,497  $   161,131  $ 347,601
                                          ============  ===========  =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.......................... $     76,624  $    70,565  $  61,677
  Income tax payments, net...............       17,350       10,225     10,050
  Noncash investing and financing
   activities:
    Other real estate acquired through
     foreclosure.........................        4,080        4,706      6,710
    Loans made to facilitate sales of
     other real estate owned.............        2,945        1,488      1,690
    Investment in affordable housing
     partnerships acquired through notes
     payable.............................        3,033        1,820      1,615
    Net unrealized gain (loss) on
     securities available for sale.......      (11,841)         250       (834)
    Mortgage loans securitized to
     investment securities available for
     sale................................          --        35,875     43,466

                See notes to consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  East West Bancorp, Inc., a registered bank holding company (the "Company"), offers a full range of banking services to individuals and small to large businesses through its subsidiary bank, East West Bank and its subsidiaries (the "Bank"), which operates 29 branches located throughout California. The Company specializes in financing international trade and lending for commercial, construction, and residential real estate projects. The Company's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

  Reverse Stock Split -- In June 1998, the Articles of Incorporation of the Bank were amended to decrease the authorized common shares of the Bank from 200,000,000 shares to 50,000,000 shares. The amendment was made in conjunction with the 118,875 for 550,000 reverse stock split effective June 11, 1998.

  Change in Ownership -- On June 12, 1998, previous shareholders of the Bank sold all of the Bank's common stock to various institutional and accredited investors. No person or group of persons acting in concert was permitted to purchase more than 9.9% of the number of outstanding shares of the Bank's common stock immediately after the sale. Since there was not a control group in this transaction, generally accepted accounting principles did not require the assets and liabilities of the Bank to be revalued.

  Formation of Bank Holding Company -- On August 27, 1998, at the direction of the Board of Directors of the Bank, the Company was incorporated under the laws of the State of Delaware for the purpose of becoming a bank holding company by acquiring all of the outstanding common stock of the Bank. This reorganization, which was accounted for in a manner similar to a pooling of interests and completed on December 30, 1998, provided the Company with greater operating and financial flexibility and permits expansion into a broader range of financial services and other business activities.

  Branch Sale -- On May 21, 1999, the Company completed the sale of its Irvine branch to another bank. The assets and liabilities assumed by the acquiring bank were $83 thousand and $17.1 million, respectively. The net gain from the sale of this branch amounted to $676 thousand.

  Acquisition of First Central Bank, N.A. -- On May 28, 1999, the Bank acquired all of the issued and outstanding stock of First Central Bank, N.A. First Central Bank was a national bank with three branches in Southern California. The Bank acquired approximately $55.0 million in gross loans and assumed approximately $92.6 million in deposits as a result of this transaction.

  The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values (except for intangible assets) has been reflected in deferred income taxes.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

Summarized below are the assets and liabilities recorded at fair value at the date of acquisition:

                                                                  Values of
                                                               Assets Acquired
                                                               and Liabilities
                                                                   Assumed
                                                               ---------------
                                                               (In thousands)
Cash, cash equivalents and other investments..................    $ 46,570
Loans receivable..............................................      54,305
Property and equipment........................................         363
Excess of purchase price over fair value of net assets
 acquired.....................................................       3,513
Premium on deposits acquired..................................       2,450
Other assets..................................................         914
                                                                  --------
Total assets..................................................     108,115
                                                                  --------
Deposits......................................................      92,569
Other liabilities.............................................       1,240
Deferred income taxes.........................................         833
                                                                  --------
Total liabilities.............................................      94,642
                                                                  --------
Purchase price and other acquisition costs....................    $ 13,473
                                                                  ========

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

  Derivative Financial Instruments -- The Company is a party to certain derivative transactions, including interest rate swaps and interest rate caps. These contracts were entered into for purposes of reducing the Company's interest rate risk. The carrying values of derivative financial instruments are included in other assets.

  Interest Rate Swap Agreements -- Interest rate swaps were entered into for the purposes of modifying the interest rate characteristics of certain loans within the Company's loan portfolio. The interest rate swaps involve no exchange of principal either at inception or upon maturity; rather, they involve the periodic exchange of interest payments arising from an underlying notional principal amount. Interest rate swaps are accounted for using settlement accounting and are reported at their initial cost, and unrealized gains or losses resulting from changes in their fair value are not recorded in the financial statements. Revenues or expenses associated with these agreements are accounted for on an accrual basis and are recognized as an adjustment to interest income on loans receivable, based on the interest rates currently in effect for such contracts.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  Interest Rate Cap Agreements -- Prior to October 1, 1999, the Company used interest rate caps for purposes of hedging against fluctuations in the fair value of the Company's investment securities available-for-sale portfolio. The interest rate caps involve the payment of a one-time premium to a counterparty who, if interest rates rise above a predetermined level, will make payments to the Company at an agreed-upon rate for the term of the agreement or until such time as interest rates fall below the cap level. The premiums paid for the interest rate caps were amortized to interest income on investments over the term of the agreements. The interest rate caps were reported at their estimated fair values, with unrealized gains and losses recognized as a separate component of accumulated other comprehensive income or loss (net of tax effects) consistent with the hedged securities. Amounts receivable on the cap agreements were accrued and recognized as interest income on investments.

  Effective October 1, 1999, the Company ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio. Interest rate caps continue to be recorded at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of the interest rate cap agreements.

  Loans Receivable -- Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Discounts or premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower's ability to repay the loan.

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

  A loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.

  Provision and Allowance for Loan Losses -- The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management's judgment, is adequate to provide for probable losses after giving consideration to estimated losses on specifically identified

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES impaired loans, as well as the characteristics of the loan portfolio, current economic conditions, past credit loss experience and such other factors as deserve current recognition in estimating credit losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

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

  Real Estate Investment -- The Company owns certain limited partnership interests in projects of affordable housing for lower income tenants. Four of the investments in which the Company has significant influence are recorded using the equity method of accounting. The remaining investments are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's tax returns.

  Premises and Equipment -- Company premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

   Buildings and building
    improvements            25 years
   Furniture, fixtures and
    equipment               3 to 10 years
   Leasehold improvements   Term of lease or useful life, whichever is shorter

  Intangible Assets -- Excess of purchase price over fair value of net assets acquired and fair value of net assets acquired in excess of purchase price, also known as goodwill, are generally amortized using the straight-line method over 25 years. Goodwill related to the acquisition of First Central Bank, N.A. is amortized using the straight-line method over 15 years. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are generally amortized using the straight-line method over 10 years. Premiums on deposits related to the First Central Bank acquisition are amortized over 7 years using the straight-line method. Goodwill and premiums on deposits are assessed periodically for other than temporary impairment. In management's opinion, no significant events or changes in circumstances have occurred that would warrant a permanent writedown of these assets.

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

  Securities Sold Under Agreements to Repurchase -- The Company enters into sales of securities under repurchase agreements with primary dealers, which provide for the repurchase of the same security with substantially the same terms as the security sold. The repurchase agreements are typically collateralized by mortgage-backed securities that are normally held by a third party custodian. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES is required to designate an equivalent value of additional securities. These agreements are accounted for as financings, and the obligations of the Company to repurchase the securities are reflected as liabilities. The securities underlying the agreements remain in the asset accounts in the consolidated balance sheets.

  Income Taxes -- Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

  Accounting for Stock-Based Compensation -- The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide only the pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense for fixed options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its stock option plan and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its consolidated financial statements.

  In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records the cost of the restricted shares at market. The restricted stock grant is reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statement of stockholders' equity. The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders' equity is being amortized as compensation expense over three years using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed.

  Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities -- A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial assets being sold or securitized is recognized as a gain or loss on sale.

  Earnings Per Share -- Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that would be shared in earnings of the Company. The basic and diluted earnings per share and the presentation of common stock and additional paid in capital for all periods presented have been adjusted to reflect the 118,875 for 550,000 reverse stock split, which was effective June 11, 1998.

  Comprehensive Income -- The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income as they have been

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES recorded directly in equity under the provisions of other Financial Accounting Standard Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity, by identifying each element of other comprehensive income, including net income.

RECENT ACCOUNTING PRONOUNCEMENTS

  Accounting for Derivative Instruments and Hedging Activities -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was issued in June 1998 and made effective for fiscal years beginning after June 2000. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Management of the Company does not believe that the adoption of this standard will have a material impact on the Company's results of operations or financial position when adopted.

  Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise -- In October 1998, SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued and is effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities, which established accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based on the company's ability and intent to sell or hold those investments. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

2. CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash, amounts due from banks, and short-term investments with maturities of less than three months. Short-term investments, which include federal funds sold and securities purchased under agreements to resell, are recorded at cost, which approximates market. Information concerning securities purchased under agreements to resell is summarized as follows:

                                                               1999      1998
                                                             --------  --------
                                                                (Dollars in
                                                                thousands)
   Balance at year-end...................................... $    --   $124,000
   Average balance during the year.......................... $ 32,358  $216,832
   Maximum month-end balance during the year................ $101,000  $263,700
   Weighted average interest rate during the year...........     5.79%     5.82%
   Weighted average interest rate at end of year............      -- %     5.82%

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  Securities purchased under agreements to resell are collateralized by mortgage-backed securities and mortgage or commercial loans. The collateral is normally held by a third party custodian. The purchase is overcollateralized to insure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

  The Company is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $1.0 million and $5.7 million at December 31, 1999 and 1998, respectively.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

  An analysis of the available-for-sale investment securities portfolio is presented as follows:

                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
                                                  (In thousands)
   As of December 31, 1999:
    US Treasury securities.......... $    985    $ --      $    (10) $    975
    US Government agency
     securities.....................   75,610      --        (6,739)   68,871
    Obligations of states and
     political subdivisions.........      200        2          --        202
    Mortgage-backed securities......  440,525       51      (14,198)  426,378
                                     --------    -----     --------  --------
       Total........................ $517,320    $  53     $(20,947) $496,426
                                     ========    =====     ========  ========
   As of December 31, 1998:
    Mortgage-backed securities...... $683,335    $ 471     $ (1,370) $682,436
                                     ========    =====     ========  ========

  The scheduled maturities of investment securities available for sale at December 31, 1999 are presented as follows:

                                                                       Estimated
                                                             Amortized   Fair
                                                               Cost      Value
                                                             --------- ---------
                                                               (In thousands)
   Due within one year...................................... $    985  $    975
   Due after one year through five years....................   11,198    10,727
   Due after five years through ten years...................   61,766    59,656
   Due after ten years......................................  443,371   425,068
                                                             --------  --------
    Total................................................... $517,320  $496,426
                                                             ========  ========

  Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.

  Proceeds from sales of securities during 1999, 1998 and 1997 were $177.8 million, $279.5 million and $622.0 million, respectively, with related gross realized gains of $685 thousand, $1.4 million and $3.3 million. There were no gross realized losses from sales of securities during 1999. Gross realized losses on securities sales amounted to $31 thousand and $543 thousand during 1998 and 1997, respectively.

  At December 31, 1999 and 1998, investment securities with a carrying value of $492.1 million and $636.3 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances, interest rate swap agreements and for other purposes required or permitted by law.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

4. DERIVATIVE FINANCIAL INSTRUMENTS

  Derivative positions are integral components of the Company's asset and liability management activities. Therefore, the Company does not believe it is meaningful to separately analyze the derivatives component of its risk management activities in isolation from related positions.

  The Company uses derivative instruments, primarily interest rate swap and cap agreements, as part of its management of asset and liability positions in connection with its overall goal of minimizing the impact of interest rate fluctuations on the Company's net interest margin or its stockholders' equity. Derivatives are used as hedges against market fluctuations in the Company's available-for-sale securities portfolio, and to effectively convert certain fixed rate commercial real estate loans to floating rate assets. For the years ended December 31, 1999 and 1998, all interest rate swaps were designated for purposes of converting fixed rate loans to floating rate.

  Interest rate cap agreements were designated as hedges against the available-for-sale securities portfolio during the year ended December 31, 1998 and the nine months ended September 30, 1999. Due to the volatility of the correlation between the Treasury yield curve and fixed mortgage-backed securities, the Company ceased using interest rate cap agreements to hedge against fluctuations in the investment securities available-for-sale portfolio effective October 1, 1999. Accordingly, changes in the fair value of interest rate caps amounting to $65 thousand for the three months ended December 31, 1999 were recorded in current earnings.

  The following table reflects summary information on derivative contracts used to hedge the Company's interest rate risk as of December 31, 1999 and 1998. Amounts included in the estimated fair value column do not include gains or losses from changes in the value of the underlying asset or liability being hedged. Notional amounts are not exchanged but serve as a point of reference for calculating payments and do not represent exposure to credit or market risk. Amounts shown as unamortized premiums paid for interest rate swaps represent the cost basis of such instruments resulting from a prior mark-to-market adjustment upon sale of a previously hedged item, and subsequent redesignation to the current hedged item.

                                           December 31, 1999
                          ----------------------------------------------------
                                   Unamortized   Gross      Gross    Estimated
                          Notional   Premium   Unrealized Unrealized   Fair
                           Amount     Paid       Gains      Losses     Value
                          -------- ----------- ---------- ---------- ---------
                                             (In thousands)
Interest rate swap
 agreements:
 Maturing on July 21,
  2009,
  pay 7.00% fixed and
   receive 3-month
   LIBOR................. $15,000      $--        $--       $(706)     $(706)
 Maturing on June 23,
  2009,
  pay 7.00% fixed and
   receive 3-month
   LIBOR.................  15,000       --         --        (623)      (623)
 Maturing on November 13,
  2002,
  pay 6.31% fixed and
   receive 3-month
   LIBOR.................  14,000      286         --         (96)       190
 Maturing on January 17,
  2002,
  pay 6.89% fixed and
   receive 3-month
   LIBOR.................   4,500       --         --         (17)       (17)
 Maturing on October 10,
  2001,
  pay 6.46% fixed and
   receive 3-month
   LIBOR.................  10,000       --         34          --         34
Interest rate cap
 agreements reclassified
 as trading securities:
 Maturing on October 24,
  2002, 7.00%
  LIBOR cap..............  18,000      326         --        (128)       198
 Maturing on April 10,
  2001, 6.50%
  LIBOR cap..............  18,000      132         --         (74)        58

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

                                            December 31, 1998
                           ----------------------------------------------------
                                    Unamortized   Gross      Gross    Estimated
                           Notional   Premium   Unrealized Unrealized   Fair
                            Amount     Paid       Gains      Losses     Value
                           -------- ----------- ---------- ---------- ---------
                                              (In thousands)
Interest rate swap
 agreements:
 Maturing on November 13,
  2002,
  pay 6.31% fixed and
   receive 3-month LIBOR.. $14,000     $382        $--       $(935)     $(553)
 Maturing on January 17,
  2002,
  pay 6.89% fixed and
   receive 3-month LIBOR..   4,500       --         --        (217)      (217)
 Maturing on October 10,
  2001,
  pay 6.46% fixed and
   receive 3-month LIBOR..  10,000       --         --        (366)      (366)
Interest rate cap
 agreements:
 Maturing on October 24,
  2002, 7.00%
  LIBOR cap...............  18,000      442         --        (354)        88
 Maturing on April 10,
  2001, 6.50%
  LIBOR cap...............  18,000      231         --        (226)         5

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


5. LOANS AND ALLOWANCE FOR LOAN LOSSES

  The following is a summary of loans receivable:

                                                              December 31
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (In thousands)
   Real estate loans:
     Residential, one to four units..................... $  278,161  $  270,444
     Residential, multifamily...........................    311,193     167,545
     Commercial and industrial real estate..............    518,074     358,850
     Construction.......................................    122,363      78,922
                                                         ----------  ----------
       Total real estate loans..........................  1,229,791     875,761
                                                         ----------  ----------
   Other loans:
     Business, commercial...............................    248,865     223,318
     Automobile.........................................      5,284       4,972
     Other consumer.....................................     23,834      15,156
                                                         ----------  ----------
       Total other loans................................    277,983     243,446
                                                         ----------  ----------
         Total gross loans..............................  1,507,774   1,119,207
   Unearned fees, premiums and discounts, net...........       (289)     (2,122)
   Allowance for loan losses............................    (20,844)    (16,506)
                                                         ----------  ----------
         Loans receivable, net.......................... $1,486,641  $1,100,579
                                                         ==========  ==========

  Loans held for sale were $736 thousand and $9.0 million at December 31, 1999 and 1998, respectively. These loans are accounted for at the lower of aggregate cost or market. Accrued interest on loans receivable amounted to $9.2 million and $6.8 million at December 31, 1999 and 1998, respectively.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  An analysis of the activity in the allowance for loan losses is as follows:

                                                    Year Ended December 31
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
                                                        (In thousands)
   Balance, beginning of year...................... $16,506  $12,273  $10,084
   Provision for loan losses.......................   5,439    5,356    5,588
   Recoveries......................................     626    1,543      737
   Chargeoffs......................................  (2,877)  (2,666)  (4,136)
   Allowance from acquisition......................   1,150      --       --
                                                    -------  -------  -------
   Balance, end of year............................ $20,844  $16,506  $12,273
                                                    =======  =======  =======

  The following is a summary of interest foregone on impaired loans for the years ended December 31:

                                                     1999     1998     1997
                                                    -------  -------  -------
                                                        (In thousands)
   Interest income that would have been recognized
    had the loans performed in accordance with
    their original terms........................... $ 1,980  $ 1,057  $ 1,403
   Less: Interest income recognized on impaired
    loans..........................................  (1,562)    (890)  (1,129)
                                                    -------  -------  -------
   Interest foregone on impaired loans............. $   418  $   167  $   274
                                                    =======  =======  =======

  There were no commitments to lend additional funds to borrowers whose loans are included above.

  The following table provides information on impaired loans for the periods indicated:

                                                     As of and for the Year
                                                              Ended
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
                                                         (In thousands)
   Recorded investment with related allowance......  $ 7,773  $   745  $ 3,055
   Recorded investment with no related allowance...   13,078    9,239   14,539
                                                     -------  -------  -------
     Total recorded investment.....................   20,851    9,984   17,594
   Allowance on impaired loans.....................   (1,254)    (350)  (1,550)
                                                     -------  -------  -------
     Net recorded investment in impaired loans.....  $19,597  $ 9,634  $16,044
                                                     =======  =======  =======
   Average total recorded investment in impaired
    loans..........................................  $21,368  $10,522  $18,763

  Loans serviced for others amounted to approximately $208.5 million and $195.5 million at December 31, 1999 and 1998, respectively.

  Credit Risk and Concentration -- Substantially all of the Company's real estate loans are secured by real properties located in California. In addition, although most of the Company's trade finance activities are related to trade with Asia, all of the Company's loans are made to companies domiciled in the United States.

6. REAL ESTATE INVESTMENT

  The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership in each limited partnership varies from 1% to 19.8%. Four of the investments are being accounted for using the equity method of accounting, since the Company exercises significant control over the partnership. The remaining investments are being amortized on a level yield method over the life of the related tax credits. Each of the partnerships must meet the regulatory requirements for

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES affordable housing for a minimum 15 year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

  The remaining federal tax credits to be utilized over a multiple-year period is $22.9 million as of December 31, 1999. The Company's usage of tax credits approximated $3.2 million and $1.7 million during 1999 and 1998, respectively. Investment amortization amounted to $3.0 million and $1.0 million for the years ended December 31, 1999 and 1998, respectively.

  Notes Payable -- The Company financed the purchase of certain real estate tax credits in partnerships of which multiple properties are currently under construction. This transaction was financed with nonrecourse notes which are collateralized by the Company's partnership interest in the real estate investment tax credits. The notes are payable upon demand and if defaulted, interest will be imposed at an annual rate equal to the lesser of 16% per annum or the highest rate permitted by applicable law. No interest is due if the notes are paid on demand. The Company has no liabilities in addition to the notes payable indicated above or any contingent liabilities to the partnership.

7. PREMISES AND EQUIPMENT

  Premises and equipment consist of the following:

                                                                1999     1998
                                                               -------  -------
                                                               (In thousands)
   Land......................................................  $ 9,796  $ 9,796
   Office buildings..........................................   11,084   11,084
   Leasehold improvements....................................    2,704    2,595
   Furniture, fixtures and equipment.........................    9,682    9,731
                                                               -------  -------
                                                                33,266   33,206
   Accumulated depreciation and amortization.................  (10,620)  (9,800)
                                                               -------  -------
     Net.....................................................  $22,646  $23,406
                                                               =======  =======

8. CUSTOMER DEPOSIT ACCOUNTS

  Customer deposit account balances are summarized as follows:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                             (In thousands)
Demand deposits (non-interest bearing)................... $  128,552 $  103,118
Checking accounts (interest bearing).....................     89,545     78,923
Money market accounts....................................     69,434     39,536
Savings deposits.........................................    211,818    219,390
                                                          ---------- ----------
                                                             499,349    440,967
                                                          ---------- ----------
Time deposits:
  Less than $100,000.....................................    487,335    465,045
  $100,000 or greater....................................    513,845    386,925
                                                          ---------- ----------
                                                           1,001,180    851,970
                                                          ---------- ----------
Total deposits........................................... $1,500,529 $1,292,937
                                                          ========== ==========

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  At December 31, 1999, the scheduled maturities of time deposits are as follows:

                                                    $100,000   Less
                                                       or      Than
                                                    Greater  $100,000   Total
                                                    -------- -------- ----------
                                                           (In thousands)
   2000............................................ $473,929 $443,600 $  917,529
   2001............................................    7,362   34,883     42,245
   2002............................................    2,329    6,190      8,519
   2003............................................      --       621        621
   2004 and thereafter.............................   30,225    2,041     32,266
                                                    -------- -------- ----------
     Total......................................... $513,845 $487,335 $1,001,180
                                                    ======== ======== ==========

  Accrued interest payable was $958 thousand and $582 thousand at December 31, 1999 and 1998, respectively. Interest expense on customer deposits by account type is summarized as follows:

                                                              December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                             (In thousands)
Checking accounts....................................... $ 1,056 $ 1,072 $ 1,173
Money market accounts...................................   1,593   1,010     622
Savings deposits........................................   3,960   5,048   5,192
Time deposits:
 Less than $100,000.....................................  21,533  23,234  24,771
 $100,000 or greater....................................  21,425  19,135  16,636
                                                         ------- ------- -------
Total................................................... $49,567 $49,499 $48,394
                                                         ======= ======= =======

9. SHORT-TERM BORROWINGS

  Short-term borrowings include federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased generally mature within one business day from the date of transaction while securities sold under agreements to repurchase generally mature within 90 days from the transaction date. At December 31, 1999, total short-term borrowings consisted entirely of federal funds purchased amounting to $600 thousand. There were no outstanding federal funds purchased at December 31, 1998. At December 31, 1998, total short-term borrowings were comprised entirely of $33.0 million in securities sold under agreements to repurchase. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                               Year Ended
                                                              December 31,
                                                            -----------------
                                                             1999      1998
                                                            -------  --------
                                                              (Dollars in
                                                               thousands)
Balance at year-end........................................ $   --   $ 33,000
Average balance during the year............................ $ 9,159  $118,588
Highest month-end balance during the year.................. $33,000  $191,635
Weighted average interest rate during the year.............    5.05%     5.62%
Weighted average interest rate at end of year..............     -- %     5.75%

Mortgage-backed securities underlying the agreements at
 year-end:
Amortized cost............................................. $   --   $ 37,240
Estimated fair value....................................... $   --   $ 37,225

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

10. FEDERAL HOME LOAN BANK ADVANCES

  FHLB advances and weighted average interest rates are summarized as follows:

                                                          December 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
                                                     (Dollars in thousands)
   Maturing during
    Year Ending
    December 31,
   ---------------
     1999......................................... $    --   -- % $291,000 4.77%
     2000.........................................  468,000 5.87    17,000 5.71
     2003.........................................   14,000 5.94   255,000 5.09
                                                   -------- ----  -------- ----
       Total...................................... $482,000 5.87% $563,000 4.95%
                                                   ======== ====  ======== ====

  At December 31, 1999 and 1998, all advances outstanding are fixed interest rate for a specific term. Some advances are secured by certain real estate loans with remaining principal balances of approximately $600.4 million and $382.7 million at December 31, 1999 and 1998, respectively.

11. INCOME TAXES

  The provision for income taxes consists of the following components:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (In thousands)
Current income tax expense:
  Federal............................................ $11,155  $ 8,801  $ 6,732
  State..............................................   4,925    2,571    2,231
                                                      -------  -------  -------
    Total current income tax expense.................  16,080   11,372    8,963
                                                      -------  -------  -------
Deferred income tax expense (benefit):
  Federal............................................  (2,062)  (1,837)  (1,413)
  State..............................................    (415)     147     (220)
                                                      -------  -------  -------
    Total deferred income tax benefit................  (2,477)  (1,690)  (1,633)
                                                      -------  -------  -------
Provision for income taxes........................... $13,603  $ 9,682  $ 7,330
                                                      =======  =======  =======

  The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                     Year Ended December 31
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
Federal income tax provision at statutory rate......    35.0%    35.0%    35.0%
State franchise taxes, net of federal tax effect....     7.0      6.4      7.1
Low income housing tax credits......................    (7.7)    (6.1)    (1.8)
Other, net..........................................    (1.6)    (0.4)    (0.3)
                                                     -------  -------  -------
Effective income tax rate...........................    32.7%    34.9%    40.0%
                                                     =======  =======  =======

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

                                                                December 31
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
   Deferred tax liabilities:
    Core deposit premium.................................... $  2,749  $  1,998
    Depreciation............................................    3,111     3,269
    FHLB stock dividends....................................    3,184     2,478
    Deferred loan fees......................................    4,125     3,099
    Other, net..............................................    3,194     1,701
                                                             --------  --------
       Total gross deferred tax liabilities.................   16,363    12,545
                                                             --------  --------
   Deferred tax assets:
    Bad debt deduction......................................   (8,151)   (6,359)
    Purchased loan discounts................................   (1,455)   (1,599)
    Deferred compensation accrual...........................   (1,058)     (553)
    California franchise tax................................   (1,443)     (894)
    Unrealized loss on securities...........................   (8,860)     (592)
    Other, net..............................................   (3,715)   (1,289)
                                                             --------  --------
       Total gross deferred tax assets......................  (24,682)  (11,286)
                                                             --------  --------
         Net deferred tax (assets) liabilities.............. $ (8,319) $  1,259
                                                             ========  ========

12. COMMITMENTS AND CONTINGENCIES

  Credit Extensions -- In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. While the Company does not anticipate losses as a result of these transactions, commitments are included in determining the appropriate level of the allowance for loan losses.

  Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company uses the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. As of December 31, 1999 and 1998, undisbursed loan commitments amounted to $290.8 million and $226.3 million, respectively. In addition, the Company committed to fund mortgage loan applications in process amounting to $34.8 million and $17.8 million as of December 31, 1999 and 1998, respectively.

  Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 1999 and 1998, commercial and standby letters of credit totaled $151.7 million and $182.8 million, respectively.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  Litigation -- The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the ultimate outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.

  Lease Commitments -- The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $1.6 million, $1.4 million and $1.1 million for the years ended December 31, 1999, 1998, and 1997, respectively.

  Future minimum rental payments under noncancelable leases are as follows:

   Year Ending
   December 31,                                                   (In thousands)
   ------------                                                   --------------
   2000..........................................................     $1,318
   2001..........................................................      1,111
   2002..........................................................        858
   2003..........................................................        689
   2004..........................................................        512
   Thereafter....................................................      1,509
                                                                      ------
     Total.......................................................     $5,997
                                                                      ======

13. STOCK COMPENSATION PLANS

 Stock Options

  The Company adopted the 1998 Stock Incentive Plan (the "Plan") on June 25, 1998. Under the Plan, the Company may grant stock options, restricted stock, or any form of award deemed appropriate not to exceed 1,902,000 shares of common stock over a ten-year period. The stock options awarded under the Plan are granted with a four-year or three-year vesting period and a ten-year contractual life. At December 31, 1999, 60,000 options have been granted to nonemployee directors under the Plan.

  A summary of the Company's stock options as of and for the years ended December 31, 1999 and 1998 is presented below:

                                         Weighted Average             Weighted Average
                               Shares     Exercise Price    Shares     Exercise Price
                             ----------  ---------------- ----------  ----------------
   Outstanding at beginning
    of year................   1,715,150       $10.00             --        $  --
   Granted.................      72,200        10.42       1,716,850        10.00
   Forfeited...............     (33,876)       10.00          (1,700)       10.00
                             ----------       ------      ----------       ------
   Outstanding at end of
    year...................   1,753,474       $10.02       1,715,150       $10.00
                             ==========       ======      ==========       ======
   Options exercisable at
    year-end...............     426,834                         None
   Weighted average fair
    value of options
    granted during the
    year...................  $     5.18                   $     4.08

  The following table summarizes information about stock options outstanding at December 31, 1999:

                                          Options Outstanding
                              -------------------------------------------
                                        Weighted Average Weighted Average  Number of
                                           Remaining         Exercise     Exercisable
   Range of Exercise Prices    Number   Contractual Life      Price         Options
   ------------------------   --------- ---------------- ---------------- -----------
   $10.00 to $10.99........   1,736,474    8.5 years          $10.00        426,834
   $11.00 to $11.99........      10,000     10 years          $11.44            --
   $12.00 to $12.99........       7,000    9.9 years          $12.25            --
                              ---------                                     -------
   $10.00 to $12.99........   1,753,474    8.5 years          $10.02        426,834
                              =========                                     =======

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan, and accordingly, no compensation expense has been recognized in the consolidated financial statements since the stock options were granted at fair value. Had the Company determined compensation expense based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income and earnings per share ("EPS") would have been reduced to the pro forma amounts indicated below:

                                                                  1999    1998
                                                                 ------- -------
                                                                 (In thousands,
                                                                   except per
                                                                   share data)
   Net Income
     As Reported................................................ $28,027 $18,028
     Pro Forma.................................................. $27,241 $17,519
   Basic EPS
     As Reported................................................ $  1.23 $  0.76
     Pro Forma.................................................. $  1.20 $  0.74
   Diluted EPS
     As Reported................................................ $  1.22 $  0.76
     Pro Forma.................................................. $  1.19 $  0.74

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 1999 and 1998, respectively: dividend yield of 1.2% for both years; expected volatility of 43.5% and 30.4%; risk-free interest rate of 6.7% and 4.8%; and expected lives of 6.0 years and 6.5 years. There were no options outstanding in 1997.

 Restricted Stock

  As part of the 1998 Stock Incentive Plan, the Company granted 105,003 shares of restricted stock to certain officers and employees during 1999. The weighted average price of the restricted shares as of the grant dates was $10.59. At December 31, 1999, the balance of deferred compensation related to the restricted stock awards totaled $863 thousand. During 1999, total related noncash compensation cost amounted to $249 thousand. The Company was not entitled to any income tax deduction for the year ended December 31, 1999 in connection with the restricted stock award, since no restrictions have lapsed and no shares have been issued.

 Stock Purchase Plan

  The Company has adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), providing eligible employees of the Company participation in the ownership of the Company through the right to purchase shares of the Company's common stock at a discount. Under the terms of the Purchase Plan, employees can purchase shares of the Company's common stock at 85% of the per-share market price at the date of grant, subject to an annual limitation of common stock valued at $25,000. The Purchase Plan qualifies as a noncompensatory plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense is recognized under the plan.

  The Purchase Plan covers a total of 1,000,000 shares of the Company's common stock. During 1999, 28,728 shares totaling $218 thousand were sold to employees under the Purchase Plan.

 Warrants

  In connection with the securities offering and change in ownership of the Bank, warrants to purchase 475,500 shares of common stock of the Company were issued to the placement agent in June 1998. The warrants are exercisable for a five-year period at an exercise price of $10 per share.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  A reconciliation of the diluted EPS computation to the amounts used in the basic EPS computation for the years ended December 31, are as follows:

                                   Net    Number   Per Share
                                 Income  of Shares  Amounts
                                 ------- --------- ---------
                                  (In thousands, except per
                                         share data)
1999
Basic EPS......................  $28,027  22,757     $1.23
Effect of dilutive securities:
  Stock Options................      --       69
  Restricted Stock.............      --       51
  Stock Warrants...............      --       18
                                 -------  ------     -----
Diluted EPS....................  $28,027  22,895     $1.22
                                 =======  ======     =====

1998
Basic EPS......................  $18,028  23,775     $0.76
Effect of dilutive securities..      --      --
                                 -------  ------     -----
Diluted EPS....................  $18,028  23,775     $0.76
                                 =======  ======     =====

1997
Basic EPS......................  $11,011  23,775     $0.46
Effect of dilutive securities..      --      --
                                 -------  ------     -----
Diluted EPS....................  $11,011  23,775     $0.46
                                 =======  ======     =====

14. STOCKHOLDER'S EQUITY

 Stock Repurchase Program

  During 1999, the Company's Board of Directors authorized the Company to repurchase up to $21.0 million of its common stock under three different Stock Repurchase Programs. As of December 31, 1999 the Company has repurchased 1,485,863 shares of common stock with a cost of $14.7 million. The Company is holding the repurchased shares as treasury shares to be reissued in connection with the Company's incentive stock plan and its employee stock purchase plan.

 Quarterly Dividends

  The Company has declared and paid a cash dividend of $0.03 per share during the four quarters of 1999 to its shareholders totaling $2.7 million.

 Risk-Based Capital

  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Federal Deposit Insurance Corporation ("FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  As of December 31, 1999 and 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

  The actual and required capital ratios at December 31, 1999 and 1998 are presented as follows:

                                                                   To Be Well
                                                                  Capitalized
                                                                  Under Prompt
                                                   For Capital     Corrective
                                                     Adequacy        Action
                                      Actual         Purposes      Provisions
                                  --------------  -------------- --------------
                                   Amount  Ratio   Amount  Ratio  Amount  Ratio
                                  -------- -----  -------- ----- -------- -----
                                             (Dollars in thousands)
As of December 31, 1999
Total Capital (to Risk-Weighted
 Assets)
Company.........................  $174,917 10.6%  $132,223  8.0% $165,279 10.0%
Bank............................  $174,885 10.6%  $132,200  8.0% $165,250 10.0%
Tier I Capital (to Risk-Weighted
 Assets)
Company.........................  $154,255  9.3%  $ 66,112  4.0% $ 99,168  6.0%
Bank............................  $154,226  9.3%  $ 66,100  4.0% $ 99,150  6.0%
Tier I Capital (to Average
 Assets)
Company.........................  $154,255  7.3%  $ 84,444  4.0% $105,555  5.0%
Bank............................  $154,226  7.3%  $ 84,505  4.0% $105,631  5.0%
As of December 31, 1998:
Total Capital (to Risk-Weighted
 Assets)
Company.........................  $164,429 11.4%  $115,145  8.0% $143,931 10.0%
Bank............................  $164,429 11.4%  $115,145  8.0% $143,931 10.0%
Tier I Capital (to Risk-Weighted
 Assets)
Company.........................  $147,923 10.3%  $ 57,572  4.0% $ 86,359  6.0%
Bank............................  $147,923 10.3%  $ 57,572  4.0% $ 86,359  6.0%
Tier I Capital (to Average
 Assets)
Company.........................  $147,923  7.4%  $ 80,215  4.0% $100,269  5.0%
Bank............................  $147,923  7.4%  $ 80,215  4.0% $100,269  5.0%

15. EMPLOYEE BENEFIT PLAN

  The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 1999, 1998, and 1997, the Company contributed $459 thousand, $400 thousand, and $239 thousand, respectively.

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                 December 31
                                ----------------------------------------------
                                         1999                    1998
                                ----------------------  ----------------------
                                 Carrying                Carrying
                                or Contract Estimated   or Contract Estimated
                                  Amount    Fair Value    Amount    Fair Value
                                ----------- ----------  ----------- ----------
                                               (In thousands)
   Assets:
     Cash and cash
      equivalents.............  $   43,497  $   43,497  $  161,131  $  161,131
     Investment securities
      available for sale......     496,426     496,426     682,436     682,436
     Loans receivable, net....   1,486,641   1,490,108   1,100,579   1,111,253
     FHLB stock...............      26,954      26,954      32,874      32,874
     Accrued interest
      receivable..............      11,988      11,988      10,002      10,002
   Liabilities:
     Customer deposit
      accounts:
       Demand accounts........     499,349     499,349     440,967     440,967
       Time deposits..........   1,001,180   1,002,176     851,970     852,045
     Short-term borrowings....         600         600      33,000      33,016
     FHLB advances............     482,000     482,507     563,000     565,115
     Accrued interest
      payable.................         958         958       2,738       2,738
   Off-balance sheet financial
    instruments:
     Commercial letters of
      credit..................      13,394          17      14,954          19
     Standby letters of
      credit..................     138,281       1,340     167,809       1,895
     Commitments to extend
      credit..................     290,797       1,601     226,344       1,066
     Derivatives:
       Interest rate swaps....         286      (1,122)        382      (1,136)
       Interest rate caps.....         256         256          93          93

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

  Loans and Accrued Interest Receivable -- Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable interest rate terms. The fair values of fixed rate mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for 15- and 30-year conventional loans as well as anticipated prepayment schedules. The fair values of adjustable rate mortgage loans are based upon discounted cash flows utilizing discount rates that approximate the risk-adjusted pricing of available mortgage-backed securities having similar rates and repricing characteristics as well as anticipated prepayment schedules. No adjustments have been made for changes in credit quality within the loan portfolio. It is management's opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans. The carrying amount of accrued interest receivable approximates fair value due to its short term nature.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

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

  Short-term borrowings -- The fair values are estimated by discounting the amounts contractually due under such agreements using the prevailing federal funds rate at each reporting date.

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

17. RELATED PARTY TRANSACTIONS

  The Company enters into certain related party transactions with its affiliates in the normal course of business. These transactions are conducted at market terms.

  One of the Company's directors is a guarantor of an extension of credit to two corporations in which the director is an executive officer and the beneficial owner of over 10% of a class of equity securities of the two corporations. At December 31, 1999, the total approved commitment amounted to $1.1 million with an outstanding balance of $410 thousand.

18. SEGMENT INFORMATION

  Management utilizes an internal reporting system to measure the performance of various operating segments within the Company and the Company overall. Four principal operating segments have been identified by the Company for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company's remaining centralized functions have been aggregated and included in "Other." Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through the Company's branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Company's northern and southern California production offices. The treasury department's primary focus is managing the Company's investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Company's portfolio of single family and multifamily residential loans.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

  Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company's internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on new loan originations for the period. The Company evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

  Any future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods will be restated for comparability in the event of future changes in management structure or reporting methodologies.

  The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 1999, 1998 and 1997:

                                         Year Ended December 31, 1999
                         --------------------------------------------------------------
                          Retail   Commercial           Residential
                         Banking    Lending   Treasury    Lending    Other     Total
                         --------  ---------- --------  ----------- -------- ----------
                                                (In thousands)
Interest income......... $ 29,088   $ 39,568  $ 38,959   $ 38,161   $  2,251 $  148,027
Charge for funds used...  (17,198)   (23,149)  (33,472)   (26,810)       --    (100,629)
                         --------   --------  --------   --------   -------- ----------
 Interest spread on
  funds used............   11,890     16,419     5,487     11,351      2,251     47,398
                         --------   --------  --------   --------   -------- ----------
Interest expense........  (40,032)    (3,015)  (33,100)       --           5    (76,142)
Credit on funds
 provided...............   58,161      5,417    37,051        --         --     100,629
                         --------   --------  --------   --------   -------- ----------
 Interest spread on
  funds provided........   18,129      2,402     3,951        --           5     24,487
                         --------   --------  --------   --------   -------- ----------
  Net interest income... $ 30,019   $ 18,821  $  9,438   $ 11,351   $  2,256 $   71,885
                         ========   ========  ========   ========   ======== ==========
Depreciation and
 amortization........... $  1,364   $    (7)  $    345   $    --    $  2,437 $    4,139
Segment profit..........    7,822     14,500     9,919      9,389        --      41,630
Segment assets..........  398,324    655,739   506,434    468,340    123,793  2,152,630

                                         Year Ended December 31, 1998
                         --------------------------------------------------------------
                          Retail   Commercial           Residential
                         Banking    Lending   Treasury    Lending    Other     Total
                         --------  ---------- --------  ----------- -------- ----------
                                                (In thousands)
Interest income......... $ 17,036   $ 29,496  $ 40,901   $ 37,368   $  1,907 $  126,708
Charge for funds used...  (10,530)   (17,032)  (36,871)   (31,423)       --     (95,856)
                         --------   --------  --------   --------   -------- ----------
 Interest spread on
  funds used............    6,506     12,464     4,030      5,945      1,907     30,852
                         --------   --------  --------   --------   -------- ----------
Interest expense........  (43,253)    (1,324)  (26,466)       --         --     (71,043)
Credit on funds
 provided...............   61,317      1,950    32,589        --         --      95,856
                         --------   --------  --------   --------   -------- ----------
 Interest spread on
  funds provided........   18,064        626     6,123        --         --      24,813
                         --------   --------  --------   --------   -------- ----------
  Net interest income... $ 24,570   $ 13,090  $ 10,153   $  5,945   $  1,907 $   55,665
                         ========   ========  ========   ========   ======== ==========
Depreciation and
 amortization........... $  1,571   $    762  $  1,798   $     14   $    394 $    4,539
Segment profit..........    3,227     12,200     8,605      3,678        --      27,710
Segment assets..........  248,291    410,775   839,309    433,538    126,247  2,058,160

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                                        Year Ended December 31, 1997
                         -------------------------------------------------------------
                          Retail   Commercial           Residential
                         Banking    Lending   Treasury    Lending    Other    Total
                         --------  ---------- --------  ----------- ------- ----------
                                               (In thousands)
Interest income......... $  8,516   $ 16,822  $ 34,515   $ 46,067   $ 1,172 $  107,092
Charge for funds used...   (5,258)    (9,775)  (32,768)   (38,888)      --     (86,689)
                         --------   --------  --------   --------   ------- ----------
 Interest spread on
  funds used............    3,258      7,047     1,747      7,179     1,172     20,403
                         --------   --------  --------   --------   ------- ----------
Interest expense........  (47,895)      (500)  (14,251)       --        --     (62,646)
Credit on funds
 provided...............   66,098        956    19,635        --        --      86,689
                         --------   --------  --------   --------   ------- ----------
 Interest spread on
  funds provided........   18,203        456     5,384        --        --      24,043
                         --------   --------  --------   --------   ------- ----------
  Net interest income... $ 21,461   $  7,503  $  7,131   $  7,179   $ 1,172 $   44,446
                         ========   ========  ========   ========   ======= ==========
Depreciation and
 amortization........... $  1,421   $    127  $  1,276   $     19   $   342 $    3,185
Segment profit..........    2,706      4,454     7,135      4,046       --      18,341
Segment assets..........  136,072    303,999   715,291    509,757    69,220  1,734,339

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

19. EAST WEST BANCORP, INC. (parent company only)

BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (In thousands)
ASSETS
Investment in subsidiary................................... $150,051  $150,830
Investment in nonbank entity...............................      250       --
Other assets...............................................       36        42
                                                            --------  --------
  Total assets............................................. $150,337  $150,872
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable........................................... $    257  $     42
                                                            --------  --------
  Total liabilities........................................      257        42
                                                            --------  --------
STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share)
 Authorized -- 50,000,000 shares
 Issued -- 23,908,731 shares and 23,775,000 shares in 1999
  and 1998, respectively
 Outstanding -- 22,422,868 shares and 23,775,000 shares in
  1999 and 1998, respectively..............................       24        24
Additional paid in capital.................................  111,306   109,976
Retained earnings..........................................   67,001    41,718
Deferred compensation......................................     (863)      --
Treasury stock, at cost: 1,485,863 shares at December 31,
 1999......................................................  (14,659)      --
Accumulated other comprehensive loss, net of tax...........  (12,729)     (888)
                                                            --------  --------
  Total stockholders' equity...............................  150,080   150,830
                                                            --------  --------
    Total liabilities and stockholders' equity............. $150,337  $150,872
                                                            ========  ========

STATEMENTS OF INCOME

                                                              For the Year
                                                                  Ended
                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (In thousands)
Dividends received from subsidiary......................... $ 17,494  $     73
                                                            --------  --------
  Total income.............................................   17,494        73
Other expense..............................................      977        73
                                                            --------  --------
  Total expense............................................      977        73
Income before income taxes and equity in undistributed
 income of subsidiary......................................   16,517       --
Income tax benefit.........................................      448       --
Equity in undistributed income of subsidiary...............   11,062    18,028
                                                            --------  --------
  Net income............................................... $ 28,027  $ 18,028
                                                            ========  ========

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                                             For the Year
                                                                Ended
                                                             December 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
                                                            (in thousands)
Cash flows from operating activities:
Net income................................................ $ 28,027  $ 18,028
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Equity in undistributed income of subsidiary............  (11,062)  (18,028)
  Net change in other assets..............................        6       (42)
  Net change in other liabilities.........................      215        42
  Deferred compensation expense...........................      249       --
                                                           --------  --------
Net cash provided by operating activities.................   17,435       --
                                                           --------  --------
Cash flows from investing activities:
Investment in nonbank entity..............................     (250)      --
                                                           --------  --------
Net cash used in investing activities.....................     (250)      --
                                                           --------  --------
Cash flows from financing activities:
Issuance of common stock..................................      218       --
Repurchase of common stock................................  (14,659)      --
Dividends paid............................................   (2,744)      --
                                                           --------  --------
Net cash used in financing activities.....................  (17,185)      --
                                                           --------  --------
Net increase in cash and cash equivalents.................      --        --
Cash and cash equivalents, beginning of year..............      --        --
                                                           --------  --------
Cash and cash equivalents, end of year.................... $    --   $    --
                                                           ========  ========

20. SUBSEQUENT EVENTS

  On January 18, 2000, the Company completed its acquisition of American International Bank ("AIB") for $33.1 million in an all cash transaction. The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of approximately $10.0 million and core deposit premium of approximately $6.1 million, which are being amortized using the straight-line method over 15 and 7 years, respectively. At December 31, 1999, AIB had total assets of $198.8 million (unaudited) and total stockholders' equity of $19.9 million (unaudited).

  On January 20, 2000, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on or about February 16, 2000 to shareholders of record at February 2, 2000.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                Quarters Ended
                                 ---------------------------------------------
                                 December 31, September 30, June 30, March 31,
                                 ------------ ------------- -------- ---------
                                     (In thousands, except per share data)
1999
Interest and dividend income....   $39,525       $37,822    $36,018   $34,662
Interest expense................    19,819        19,211     18,681    18,431
Net interest income.............    19,706        18,611     17,337    16,231
Provision for loan losses.......     1,433         1,320      1,486     1,200
Net interest income after
 provision for loan losses......    18,273        17,291     15,851    15,031
Noninterest income..............     3,590         3,544      4,227     3,332
Noninterest expense.............    10,475        10,637      9,580     8,817
Income before provision for
 income taxes...................    11,388        10,198     10,498     9,546
Provision for income taxes......     3,502         3,169      3,398     3,534
Net income......................     7,886         7,029      7,100     6,012
Basic and diluted earnings per
 share..........................      0.35          0.31       0.31      0.26
1998
Interest and dividend income....   $35,534       $32,177    $30,415   $28,582
Interest expense................    19,349        18,348     17,162    16,184
Net interest income.............    16,185        13,829     13,253    12,398
Provision for loan losses.......       767         1,264      1,583     1,742
Net interest income after
 provision for loan losses......    15,418        12,565     11,670    10,656
Noninterest income..............     2,600         3,150      2,358     1,919
Noninterest expense.............     8,276         8,356      7,937     8,057
Income before provision for
 income taxes...................     9,742         7,359      6,091     4,518
Provision for income taxes......     3,247         2,671      2,262     1,502
Net income......................     6,495         4,688      3,829     3,016
Basic and diluted earnings per
 share..........................      0.27          0.20       0.16      0.13

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: March 30, 2000

                                          EAST WEST BANCORP, INC.
                                          (Registrant)

                                          By:        /s/ Dominic Ng
                                            ___________________________________
                                                        Dominic Ng
                                             Chairman of the Board, President
                                                and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

         /s/ Dominic Ng              Chairman of the Board,          March 30, 2000
____________________________________  President, Chairman, and
            Dominic Ng                Chief Executive Officer
                                      (principal executive
                                      officer)

         /s/ Julia Gouw              Executive Vice President,       March 30, 2000
____________________________________  Chief Financial Officer,
            Julia Gouw                and Director (principal
                                      financial and accounting
                                      officer)

         /s/ Herman Li               Director                        March 30, 2000
____________________________________
             Herman Li

        /s/ Jack C. Liu              Director                        March 30, 2000
____________________________________
            Jack C. Liu

      /s/ James P. Miscoll           Director                        March 30, 2000
____________________________________
          James P. Miscoll

      /s/ Keith W. Renken            Director                        March 30, 2000
____________________________________
          Keith W. Renken

     /s/ Kenneth P. Slosser          Director                        March 30, 2000
____________________________________
         Kenneth P. Slosser

       /s/ Edward Zapanta            Director                        March 30, 2000
____________________________________
           Edward Zapanta