Form 10-Q
period 2000-03-31
EAST WEST BANCORP INC
filed 2000-05-12
CIK 1069157

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
Mark One
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.

                    Commission file number 000-24939

                            EAST WEST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               95-470331
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

 415 Huntington Drive, San Marino, California           91108
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock of the registrant outstanding as of April 30, 2000: 22,452,284 shares

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION ..............................................          3

     Item 1. Interim Consolidated Financial Statements ......................        4-7

             Notes to Interim Consolidated Financial Statements .............       8-11

     Item 2. Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations ..................      11-33

     Item 3. Quantitative and Qualitative Disclosures of Market Risks .......         33


PART II - OTHER INFORMATION .................................................         34

     Item 1. Legal Proceedings ..............................................         34

     Item 2. Changes in Securities and Use of Proceeds ......................         34

     Item 3. Defaults upon Senior Securities ................................         34

     Item 4. Submission of Matters to a Vote of Security Holders ............         34

     Item 5. Other Information ..............................................         34

     Item 6. Exhibits and Reports on Form 8-K ...............................         34

SIGNATURE ...................................................................         35


                         PART I - FINANCIAL INFORMATION

               ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                         March 31,     December 31,
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                        (unaudited)
ASSETS
------
Cash and cash equivalents .........................................................      $   44,922      $   43,497
Interest bearing deposits in banks ................................................             100              --
Investment securities available for sale, at fair value (with amortized cost of
   $504,396 in 2000 and $517,320 in 1999) .........................................         480,547         496,426
Loans receivable, net of allowance for loan losses of $24,012 in 2000 and
   $20,844 in 1999 ................................................................       1,635,526       1,486,641
Investment in Federal Home Loan Bank stock, at cost ...............................          28,550          26,954
Other real estate owned ...........................................................             888             577
Investments in affordable housing partnerships ....................................          25,021          26,485
Premises and equipment, net .......................................................          26,058          22,646
Premiums on deposits acquired, net ................................................           9,382           3,812
Excess of purchase price over fair value of net assets acquired, net ..............          16,763           6,770
Accrued interest receivable and other assets ......................................          36,042          30,503
Deferred tax asset ................................................................          14,604           8,319
                                                                                         ----------      ----------
          TOTAL ...................................................................      $2,318,403      $2,152,630
                                                                                         ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Customer deposit accounts .........................................................      $1,763,400      $1,500,529
Short-term borrowings .............................................................          36,000             600
Federal Home Loan Bank advances ...................................................         328,000         482,000
Notes payable .....................................................................             782           1,532
Accrued expenses and other liabilities ............................................          21,048          15,861
Junior subordinated debt securities (Note 5) ......................................          10,750              --
                                                                                         ----------      ----------
   Total liabilities ..............................................................       2,159,980       2,000,522
                                                                                         ----------      ----------

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE
   PRICE, NET .....................................................................           1,924           2,028

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDER'S EQUITY (Notes 4 and 5)
Common stock (par value of $0.001 per share)
   Authorized - 50,000,000 shares
   Issued -- 23,911,549 shares and 23,908,731 shares in 2000 and 1999, respectively
   Outstanding -- 22,421,710 shares and 22,422,868 shares in 2000 and 1999,
   respectively ...................................................................              24              24
Additional paid in capital ........................................................         111,355         111,306
Retained earnings .................................................................          75,041          67,001
Deferred compensation .............................................................            (747)           (863)
Treasury stock, at cost: 1,489,839 shares and 1,485,863 shares in 2000 and 1999,
   respectively ...................................................................         (14,721)        (14,659)
Accumulated other comprehensive loss, net of tax ..................................         (14,453)        (12,729)
                                                                                         ----------      ----------
   Total stockholders' equity .....................................................         156,499         150,080
                                                                                         ----------      ----------
          TOTAL ...................................................................      $2,318,403      $2,152,630
                                                                                         ==========      ==========



     See accompanying notes to interim consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                        2000         1999
                                                                                        ----         ----
INTEREST AND DIVIDEND INCOME
   Loans receivable, including fees ...............................................     $35,376   $23,259
   Investment securities available for sale .......................................       8,317     9,778
   Short-term investments .........................................................         164     1,205
   Federal Home Loan Bank stock ...................................................         384       420
                                                                                        -------   -------
      Total interest and dividend income ..........................................      44,241    34,662
                                                                                        -------   -------

INTEREST EXPENSE
   Customer deposit accounts ......................................................      15,109    11,495
   Short-term borrowings ..........................................................         175       348
   Federal Home Loan Bank advances ................................................       6,943     6,588
   Junior subordinated debt securities ............................................          30        --
                                                                                        -------   -------
      Total interest expense ......................................................      22,257    18,431
                                                                                        -------   -------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES ..............................      21,984    16,231
PROVISION FOR LOAN LOSSES .........................................................       1,400     1,200
                                                                                        -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ...............................      20,584    15,031
                                                                                        -------   -------

NONINTEREST INCOME
   Loan ancillary fees ............................................................         528       528
   Branch fees ....................................................................       1,216       728
   Letters of credit fees and commissions .........................................       1,083       982
   Net gain on sales of investment securities available for sale ..................         260       380
   Net gain on  trading securities ................................................          62        18
   Net gain on sales of investments in affordable housing partnerships ............         905       402
   Amortization of fair value of net assets acquired in excess of purchase price...         104       103
   Other operating income .........................................................         235       191
                                                                                        -------   -------
      Total noninterest income ....................................................       4,393     3,332
                                                                                        -------   -------

NONINTEREST EXPENSE
   Compensation and employee benefits .............................................       4,593     4,674
   Net occupancy ..................................................................       1,780     1,364
   Data processing ................................................................         442       332
   Amortization of premiums on deposits acquired and excess of purchase price
    over fair value of net assets acquired ........................................         780       310
   Amortization of investments in affordable housing partnerships .................         965       410
   Deposit insurance premiums and regulatory assessments ..........................          96       208
   Other real estate owned operations, net ........................................          30      (284)
   Other operating expenses .......................................................       3,048     1,803
                                                                                        -------   -------
      Total noninterest expense ...................................................      11,734     8,817
                                                                                        -------   -------

INCOME BEFORE PROVISION FOR INCOME TAXES ..........................................      13,243     9,546
PROVISION FOR INCOME TAXES ........................................................       4,530     3,534
                                                                                        -------   -------
NET INCOME ........................................................................     $ 8,713   $ 6,012
                                                                                        =======   =======

BASIC EARNINGS PER SHARE ..........................................................     $  0.39   $  0.26
DILUTED EARNINGS PER SHARE ........................................................     $  0.38   $  0.26
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC ......................................      22,331    23,559
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED ....................................      22,677    23,559



     See accompanying notes to interim consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                                                   Accumulated
                                                         Additional                                                   Other
                                                Common    Paid-In     Retained      Deferred        Treasury      Comprehensive
                                                Stock     Capital     Earnings    Compensation        Stock       Loss, Net of Tax
                                                -----     -------     --------    ------------        -----       ----------------
                                                                             (Dollars in thousands)
BALANCE, JANUARY 1, 1999....................     $24      $109,976    $41,718         $    --        $     --         $   (888)
Comprehensive income:
   Net income for the year..................                           28,027
   Net unrealized loss on securities........                                                                           (11,841)
Comprehensive income........................
Stock compensation costs....................                                              249
Issuance of 105,003 shares
 under Restricted Stock Plan................                 1,112                     (1,112)
Issuance of 28,728 shares
 under Employee Stock Purchase Plan.........                   218
Purchase of 1,485,863 shares
 of treasury stock..........................                                                          (14,659)
Dividends declared on common stock..........                           (2,744)
                                                ----      --------    -------         -------        --------         --------
BALANCE, DECEMBER 31, 1999..................     $24      $111,306    $67,001         $  (863)       $(14,659)        $(12,729)
Comprehensive income:
   Net income for the year..................                            8,713
   Net unrealized loss on securities........                                                                            (1,724)
Comprehensive income........................
Stock compensation costs....................                    20                        116
Issuance of 2,818 shares
 under Stock Incentive Plan.................                    29
Purchase of 3,976 shares of treasury stock..                                                              (62)
Dividends declared on common stock..........                             (673)
                                                ----      --------    -------         -------        --------         --------
BALANCE, MARCH 31, 2000.....................     $24      $111,355    $75,041         $  (747)       $(14,721)        $(14,453)
                                                ====      ========    =======         =======        ========         ========
                                                                        Total
                                                   Comprehensive     Stockholders'
                                                       Income           Equity
                                                       ------           ------
                                                       (Dollars in thousands)
BALANCE, JANUARY 1, 1999.......................                        $150,830
Comprehensive income:
   Net income for the year.....................       $ 28,027           28,027
   Net unrealized loss on securities...........        (11,841)         (11,841)
                                                      --------
Comprehensive income...........................       $ 16,186
                                                      ========
Stock compensation costs.......................                             249
Issuance of 105,003 shares
 under Restricted Stock Plan...................                              --
Issuance of 28,728 shares
 under Employee Stock Purchase Plan............                             218
Purchase of 1,485,863 shares
 of treasury stock.............................                         (14,659)
Dividends declared on common stock.............                          (2,744)
                                                                       --------
BALANCE, DECEMBER 31, 1999.....................                        $150,080
Comprehensive income:
   Net income for the year.....................       $  8,713            8,713
   Net unrealized loss on securities...........         (1,724)          (1,724)
                                                      --------
Comprehensive income...........................       $  6,989
                                                      ========
Stock compensation costs.......................                             136
Issuance of 2,818 shares
 under Stock Incentive Plan....................                              29
Purchase of 3,976 shares of treasury stock.....                             (62)
Dividends declared on common stock.............                            (673)
                                                                       --------
BALANCE, MARCH 31, 2000........................                        $156,499
                                                                       ========

                                                                               Three Months        Year
                                                                                   Ended           Ended
                                                                                 March 31,      December 31,
                                                                                   2000            1999
                                                                                   ----            ----
                                                                                      (In thousands)
Disclosure of reclassification amounts:

Unrealized holding loss arising during period, net of tax benefit of
   $1,045 in 2000 and $7,620 in 1999.........................................     $(1,568)       $(11,430)
Less: Reclassification adjustment for gain included in net income,
 net of tax expense of $104 in 2000 and $274 in 1999.........................        (156)           (411)
                                                                                  -------        --------
Net unrealized loss on securities, net of tax benefit of
 $1,149 in 2000 and $7,894 in 1999...........................................     $(1,724)       $(11,841)
                                                                                  =======        ========

     See accompanying notes to interim consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                     Three Months
                                                                                                    Ended March 31,
                                                                                                 2000             1999
                                                                                                 ----             ----
                                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.............................................................................    $     8,713    $     6,012
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization....................................................          1,976            734
         Net loan fees deferred...........................................................            512            462
         Stock compensation costs.........................................................            136             --
         Deferred tax benefit.............................................................           (313)           (49)
         Provision for loan losses........................................................          1,400          1,200
         Provision for other real estate owned losses.....................................             --              8
         Net gains on sales of investment securities and other assets.....................         (1,194)        (1,387)
         Gain on trading securities.......................................................            (62)           (18)
         Federal Home Loan Bank stock dividends...........................................           (379)          (414)
         Proceeds from sale of trading securities.........................................             --            186
         Purchases of trading securities..................................................             --           (168)
         Proceeds from sale of loans held for sale........................................          2,841         21,624
         Originations of loans held for sale..............................................         (2,527)       (17,495)
         (Increase) decrease in accrued interest receivable and other assets,
            net of effects from purchase of American International Bank...................           (599)           455
         Increase in accrued expenses and other liabilities, net of effects from
            purchase of American International Bank.......................................          1,861          3,029
                                                                                              -----------    -----------
            Total adjustments.............................................................          3,652          8,167
                                                                                              -----------    -----------
            Net cash provided by operating activities.....................................         12,365         14,179
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in loans....................................................................        (34,266)       (31,289)
   Purchases of:
         Interest bearing deposits in banks...............................................           (100)            --
         Investment securities available for sale.........................................        (64,915)      (259,631)
         Loans receivable.................................................................       (116,698)       (40,223)
         Federal Home Loan Bank stock.....................................................         (1,326)            --
         Investment in affordable housing partnerships....................................         (5,544)        (3,247)
         Premises and equipment...........................................................         (4,536)          (204)
   Proceeds from sale of:
         Investment securities available for sale.........................................         64,639         88,246
         Other real estate owned..........................................................             --            890
         Investment in affordable housing partnerships....................................          6,947          3,267
         Premises and equipment...........................................................             --              2
   Repayments, maturity and redemption of investment securities available for sale........         16,403        216,509
   Redemption of Federal Home Loan Bank stock.............................................            110             --
   Payment for purchase of American International Bank, net of cash received..............        (25,218)            --
                                                                                              -----------    -----------
            Net cash used in investing activities.........................................       (164,504)       (25,680)
                                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits.................................................................    $   262,870    $    14,869
   Net increase (decrease) in short-term borrowings.......................................         35,400        (11,922)
   Proceeds from Federal Home Loan Bank advances..........................................      7,588,000      2,695,300
   Repayment of Federal Home Loan Bank advances...........................................     (7,742,000)    (2,758,300)
   Proceeds from junior subordinated debt securities......................................         10,750             --
   Repayments of notes payable on affordable housing investments..........................           (750)          (900)
   Proceeds from common stock options exercised...........................................             29             --
   Repurchases of common stock............................................................            (62)        (7,009)
   Dividends paid on common stock.........................................................           (673)          (714)
                                                                                              -----------    -----------
            Net cash provided by (used in) financing activities...........................        153,564        (68,676)
                                                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................          1,425        (80,177)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................................         43,497        161,131
                                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................    $    44,922    $    80,954
                                                                                              ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid..........................................................................    $    22,484    $    17,897
   Income tax payments, net...............................................................              1          1,400
   Noncash investing and financing activities:
      Other real estate acquired through foreclosure......................................            311            270
      Loans made to facilitate sales of other real estate owned...........................             --            650
      Investment in affordable housing partnerships acquired through notes payable........             --          3,033


     See accompanying notes to interim consolidated financial statements.

                   EAST WEST BANCORP, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly-owned subsidiary bank, East West Bank and subsidiaries (the "Bank"). Intercompany transactions and accounts have been eliminated.

     The interim consolidated financial statements, presented in accordance with principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended March 31, 2000 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10K for the year ended December 31, 1999.

     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


2.   AMERICAN INTERNATIONAL BANK ACQUISITION

     On January 18, 2000, the Company completed its $33.1 million acquisition of American International Bank ("AIB") in an all-cash transaction. American International Bank, with assets of $202 million, was a state-chartered bank with eight branches in Southern California. AIB specialized in servicing small-to-medium sized companies involved in international trade and other areas, as well as offering a full range of personal banking products and services to a predominantly Chinese-American customer base.

     The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of approximately $10.2 million, which is being amortized using the straight-line method over 15 years.


3.   COMMITMENTS AND CONTINGENCIES

     Credit Extensions - In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. While the Company does not anticipate losses as a result of these transactions, commitments are included in determining the appropriate level of the allowance for loan losses. As of March 31, 2000, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $292.3 million, $154.1 million, and $38.6 million, respectively.

     Litigation - The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.


4.   STOCKHOLDERS' EQUITY

     Earnings Per Share - The actual number of shares outstanding at March 31, 2000, was 22,421,710. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

     Quarterly Dividends - On January 20, 2000, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.03 per share payable on or about February 16, 2000 to shareholders of record on February 2, 2000. For the first quarter of 2000, cash dividends totaling $673 thousand have been paid to the Company's shareholders.


5.   SIGNIFICANT TRANSACTIONS

     During the first quarter of 2000, the Company filed a $50 million universal shelf registration statement with the Securities and Exchange Commission ("SEC") which became effective on February 22, 2000. Pursuant to the filing, the Company may, from time to time, offer new common stock, trust preferred, preferred stock and/or other debentures. The timing and amount of offerings will depend on market and general business conditions. The Company will utilize the net proceeds from the sale of securities for general business purposes, including supporting the growth of its commercial banking activities and possible future acquisitions.

     Additionally, on March 23, 2000, the Company issued $10.8 million of Junior Subordinated Deferrable Interest Debentures. These securities, which are not registered with the SEC, have a scheduled maturity date of March 8, 2030 and bear an interest rate of 10.875% per annum. Interest payments are due on March 8 and September 8 of each year and are deductible for tax purposes. The securities are recorded in the liability section of the consolidated balance sheet in accordance with GAAP. For regulatory reporting purposes, these securities qualify for Tier 1 capital treatment.


6.   BUSINESS SEGMENTS

     Management utilizes an internal reporting system to measure the performance of various operating segments within the Company and the Company overall. Four principal operating segments have been identified by the Company for purposes of management reporting; retail banking, commercial lending, treasury, and residential lending. Information related to the Company's remaining centralized functions have been aggregated and included in "Other." Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through the Company's branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Company's northern and southern California production offices. The treasury department's primary focus is managing the Company's investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Company's portfolio of single family and multifamily residential loans.

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

     Future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been and will be restated for comparability in the event of changes in management structure or reporting methodologies.

     The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2000 and 1999:

                                                               Three Months Ended March 31, 2000

                                           Retail     Commercial                Residential
                                           Banking      Lending     Treasury      Lending        Other        Total
                                           -------      -------     --------      -------        -----        -----
                                                                        (In thousands)
Interest income........................   $ 10,530      $ 15,171    $  8,779       $  8,951    $    810    $   44,241
Charges for funds used.................     (7,005)      (10,458)     (8,477)        (7,320)        (10)      (33,270)
                                          --------      --------    --------       --------    --------    ----------
   Interest spread on funds used.......      3,525         4,713         302          1,631         800        10,971
                                          --------      --------    --------       --------    --------    ----------

Interest expense.......................    (11,406)       (1,167)     (9,684)            --          --       (22,257)
Credit on funds provided...............     19,688         2,336      11,246             --          --        33,270
                                          --------      --------    --------       --------    --------    ----------
   Interest spread on funds provided...      8,282         1,169       1,562             --          --        11,013
                                          --------      --------    --------       --------    --------    ----------

      Net interest income..............   $ 11,807      $  5,882    $  1,864       $  1,631    $    800    $   21,984
                                          ========      ========    ========       ========    ========    ==========

Depreciation and amortization..........   $  1,084      $     58    $    159       $    218    $    457    $    1,976
Segment pretax profit..................      5,483         4,267       1,799          1,357         337        13,243
Segment assets as of March 31, 2000....    447,537       725,157     480,658        506,735     158,316     2,318,403

                                                               Three Months Ended March 31, 1999

                                           Retail     Commercial                Residential
                                           Banking      Lending     Treasury      Lending        Other        Total
                                          ---------   -----------   ---------   ------------   ---------   -----------
                                                                         (In thousands)

Interest income.........................  $  5,334      $  9,161    $ 11,363       $  7,980    $    824    $   34,662
Charges for funds used..................    (3,127)       (5,271)    ( 9,725)        (5,324)        (91)      (23,538)
                                          --------      --------    --------       --------    --------    ----------
   Interest spread on funds used........     2,207         3,890       1,638          2,656         733        11,124
                                          --------      --------    --------       --------    --------    ----------

Interest expense........................    (9,570)         (672)     (8,189)            --          --       (18,431)
Credit on funds provided................    13,322         1,110       9,106             --          --        23,538
                                          --------      --------    --------       --------    --------    ----------
   Interest spread on funds provided....     3,752           438         917             --          --         5,107
                                          --------      --------    --------       --------    --------    ----------

      Net interest income...............  $  5,959      $  4,328    $  2,555       $  2,656    $    733    $   16,231
                                          ========      ========    ========       ========    ========    ==========

Depreciation and amortization...........  $    565      $     61    $    274       $     --    $   (166)   $      734

Segment pretax profit...................       940         4,104       2,570          2,017         (85)        9,546
Segment assets as of March 31, 1999.....   262,141       433,808     691,079        508,370     105,660     2,001,058


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries (the "Company"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's 1999 annual report on Form 10-K for the year ended December 31, 1999, and the accompanying interim unaudited consolidated financial statements and notes thereto.

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

Results of Operations

     The Company reported net income of $8.7 million, or $0.39 per basic share and $0.38 per diluted share for the first quarter of 2000, compared with $6.0 million, or $0.26 per basic and diluted share, reported during the first quarter of 1999. The 45% increase in net earnings is primarily attributable to the growth in the loan portfolio and higher yields on all categories of earning assets. Sustained growth in noninterest-related revenues and continuing efforts to manage operational expenses, despite the Company's growth, have further contributed to the increase in net income. The Company's annualized return on average total assets increased to 1.50% for the quarter ended March 31, 2000, from 1.19% for the same period in 1999. The annualized return on average stockholders' equity increased to 23.08% for the first quarter of 2000, compared with 15.98% for the first quarter of 1999.

Components of Net Income

                                      Three Months Ended
                                          March 31,
                                      ------------------
                                        2000       1999
                                        ----       ----
                                       (In millions)
Net interest income................   $ 22.0      $16.2
Provision for loan losses..........     (1.4)      (1.2)
Noninterest income.................      4.3        3.3
Noninterest expense................    (11.7)      (8.8)
Provision for income taxes.........     (4.5)      (3.5)
                                      ------      -----
   Net income......................   $  8.7      $ 6.0
                                      ======      =====

Return on average total assets.....     1.50%      1.19%
                                      ======      =====

Net Interest Income

     The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the first quarter of 2000 totaled $22.0 million, a 35% increase over net interest income of $16.2 million for the same period in 1999.

     Total interest and dividend income during the quarter ended March 31, 2000 increased 28% to $44.2 million compared with $34.7 million during the same period in 1999. The increase in interest and dividend income is due primarily to a 13% growth in average earning assets. Growth in the Bank's average loan portfolio of 43%, partially offset by decreases in short-term investments and investment securities, triggered the growth in average earning assets. The net growth in average earning assets was funded largely by increases in time deposits, money market and checking accounts, and noninterest-bearing demand deposits.

     Total interest expense during the first quarter of 2000 increased 21% to $22.3 million compared with $18.4 million for the same period a year ago. The increase in interest expense is primarily attributable to increases in average money market account, checking accounts and time deposits, partially offset by decreases in average short-term borrowings and FHLB advances.

     Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 66 basis points to 4.01% for the first quarter of 2000, compared with 3.35% for the first quarter of 1999. The overall yield on average earning assets increased 93 basis points, to 8.08%, primarily due to marked increases in the average volume of multifamily, commercial real estate and construction loans. Additionally, a 100 basis point increase in the average prime rate during the first quarter of 2000, compared to the same period in 1999, further contributed to the increase in the overall yield on average earning assets. Similarly, the Company's overall cost of funds increased 32 basis points, to 4.52%, due primarily to increases in the average volume of time deposits and money market accounts, amplified by higher rates paid on new time deposits and on all other categories of interest-bearing liabilities.

       The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2000 and 1999:

                                                                            Three Months Ended March 31,
                                                        --------------------------------------------------------------------
                                                                        2000                               1999
                                                                        ----                               ----
                                                                                 Average                             Average
                                                         Average                 Yield/      Average                 Yield/
                                                         Balance      Interest    Rate (1)   Balance      Interest    Rate (1)
                                                                               (Dollars in thousands)
ASSETS
------
Interest-earning assets:
  Short-term investments............................    $    8,857     $   164      7.36%   $   85,691     $ 1,205      5.62%
  Taxable investment securities (2)(3)..............       541,080       8,317      6.15       688,515       9,778      5.68
  Loans receivable (2)(4)...........................     1,613,432      35,376      8.77     1,131,692      23,259      8.22
  FHLB stock........................................        28,005         384      5.48        33,177         420      5.06
                                                        ----------     -------              ----------     -------
    Total interest-earning assets...................     2,191,374      44,241      8.08     1,939,075      34,662      7.15
                                                                       -------     -----                   -------      ----
Noninterest-earning assets:
  Cash and due from banks...........................        50,979                              28,304
  Allowance for loan losses.........................       (23,046)                            (16,815)
  Other assets......................................        97,933                              66,999
                                                        ----------                          ----------
    Total assets....................................    $2,317,240                          $2,017,563
                                                        ==========                          ==========

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------
Interest-bearing liabilities:
  Checking accounts.................................    $  104,002     $   328      1.26    $   79,684     $   225      1.13
  Money market accounts.............................        92,177         625      2.71        38,070         274      2.88
  Savings deposits..................................       221,492       1,170      2.11       221,342       1,020      1.84
  Time deposits.....................................     1,065,939      12,986      4.87       857,831       9,976      4.65
  Short-term borrowings.............................        11,003         175      6.36        26,713         348      5.21
  FHLB advances.....................................       475,835       6,943      5.84       530,226       6,588      4.97
  Junior subordinated debt securities...............         1,103          30     10.88            --          --        --
                                                        ----------     -------              ----------     -------
    Total interest-bearing liabilities..............     1,971,551      22,257      4.52     1,753,866      18,431      4.20
                                                                       -------     -----                   -------      ----
Noninterest-bearing liabilities:
  Demand deposits...................................       176,613                              98,837
  Other liabilities.................................        18,041                              14,388
  Stockholders' equity..............................       151,035                             150,472
                                                        ----------                          ----------
    Total liabilities and stockholders' equity......    $2,317,240                          $2,017,563
                                                        ==========                          ==========
Interest rate spread................................                                3.56%                               2.95%
                                                                                   =====                                ====
Net interest income and net interest margin.........                   $21,984      4.01%                  $16,231      3.35%
                                                                       =======     =====                   =======      ====

_________
(1)  Annualized
(2) Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.
(3) Average balances exclude unrealized gains or losses on available for sale securities.
(4)  Average balances include nonperforming loans.

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

                                            Three Months Ended March 31,
                                                    2000 vs 1999
                                         ----------------------------------
                                           Total        Changes Due to
                                          Change     Volume (1)   Rates (1)
                                         ---------   ----------   ---------
                                                  (In thousands)
INTEREST-EARNING ASSETS:
Short-term investments.................   $(1,041)     $(1,588)     $  547
Taxable investment securities..........    (1,461)      (2,376)        915
Loans receivable, net..................    12,117       10,473       1,644
FHLB stock.............................       (36)         (77)         41
                                          -------      -------      ------
    Total interest income..............   $ 9,579      $ 6,432      $3,147
                                          -------      -------      ------

INTEREST-BEARING LIABILITIES:
Checking accounts......................   $   103      $    74      $   29
Money market accounts..................       351          366         (15)
Savings deposits.......................       150            1         149
Time deposits..........................     3,010        2,516         494
Short-term borrowings..................      (173)        (277)        104
FHLB advances..........................       355         (506)        861
Junior subordinated debt securities....        30           30          --
                                          -------      -------      ------
    Total interest expense.............   $ 3,826      $ 2,204      $1,622
                                          -------      -------      ------
CHANGE IN NET INTEREST INCOME..........   $ 5,753      $ 4,228      $1,525
                                          =======      =======      ======

________________
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.


Provision for Loan Losses

     The provision for loan losses amounted to $1.4 million for the first quarter of 2000 compared to $1.2 million for the same period in 1999. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            2000      1999
                                                           -----     -----
                                                            (In millions)
Loan ancillary fees....................................    $0.53     $0.53
Branch fees............................................     1.22      0.73
Letters of credit fees and commissions.................     1.08      0.98
Net gain on sales of securities available for sale.....     0.26      0.38
Net gain on trading securities.........................     0.06      0.02
Net gain on sale of affordable housing investments.....     0.91      0.40
Amortization of negative intangibles...................     0.10      0.10
Other..................................................     0.23      0.19
                                                           -----     -----
     Total.............................................    $4.39     $3.33
                                                           =====     =====

     Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, and net gain on sales of investment securities available for sale and affordable housing investments.

     Noninterest income increased 32% to $4.4 million during the three months ended March 31, 2000. Branch fees, which represent revenues derived from branch operations, amounted to $1.2 million for the first quarter of 2000, a 67% increase from the $728 thousand earned during the same period in 1999. The rise in branch fees is primarily due to higher service-related fee income on transaction accounts resulting from the acquisition of American International Bank in mid-January 2000. In addition, sustained growth in revenues from analysis charges on commercial deposit accounts and sales of nonproprietary mutual funds also contributed to the increase in branch fee income.

     Letters of credit fees and commissions increased 10% to $1.1 million for the first three months of 2000. This increase is attributed primarily to continued growth in trade finance activities, reflecting a 40% growth in the number of transactions processed during the first quarter of 2000 compared to the same period in 1999.

     Other notable contributions to noninterest income for the first quarter of 2000 include a $905 thousand gain on sale of affordable housing investments and $260 thousand net gain on sales of available for sale securities, compared with $402 thousand and $380 thousand, respectively, for the corresponding period in 1999.

Noninterest Expense

Components of Noninterest Expense

                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                               2000       1999
                                                            -------     ------
                                                              (In millions)
Compensation and other employee benefits..................   $ 4.59     $ 4.68
Net occupancy.............................................     1.78       1.36
Data processing...........................................     0.44       0.33
Amortization of positive intangibles......................     0.78       0.31
Amortization of affordable housing investments............     0.96       0.41
Deposit insurance premiums and regulatory assessments.....     0.10       0.21
Other real estate owned operations, net...................     0.03      (0.28)
Other.....................................................     3.05       1.80
                                                             ------     ------
      Total...............................................   $11.73     $ 8.82
                                                             ======     ======
      Efficiency Ratio....................................       38%        42%
                                                             ======     ======

     Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 33% to $11.7 million during the three months ended March 31, 2000. Despite the Company's continued growth, compensation and employee benefits remained relatively flat during the first quarter of 2000 when compared to the same period last year. This is due primarily to ongoing company-wide efforts to streamline operations and consolidate related functions.

     Occupancy expenses increased 30% to $1.8 million during the first quarter of 2000. This reflects two and a half months of operations for the eight branch offices of American International Bank, an overhead factor which was not present during the first quarter of 1999. Additionally, the impact of normal rent adjustments in existing leases, and increased expenses related to the enhancement and maintenance of the Company's computer network system further contributed to the rise in occupancy expenses.

     The amortization of investments in affordable housing partnerships increased 135% to $965 thousand during the 2000 first quarter, compared with $410 thousand for the same period in 1999. The increase in amortization reflects the impact of $13.0 million in additional affordable housing investment purchases made since the first quarter of 1999.

     The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 152% to $780 thousand during the first quarter of 2000 as a result of the First Central Bank and American International Bank acquisitions. Combined goodwill of $14.0 million and deposit premiums of $8.6 million were recorded by the Company for both transactions which are being amortized straight line over 15 and 7 years, respectively.

     Deposit insurance premiums and regulatory assessments decreased 54% to $96 thousand for the three months ended March 31, 2000, compared with $208 thousand for the same period in 1999. This is primarily due to a significant decrease in the Savings Association Insurance Fund ("SAIF") Financing Corporation ("FICO") assessment rate effective in 2000. The annualized FICO rate decreased to 2.12 basis points for the first quarter of 2000 compared with 6.10 basis points for the first quarter of 1999.

     Net expenses related to OREO operations totaled $30 thousand for the first quarter of 2000, compared with net income of $284 thousand for the prior year
period.   Gains on sales of OREO and net rental income collected from OREO properties totaled $266 thousand and $29 thousand for the 1999 first quarter. There were no sales of OREO properties during the first quarter of 2000.

     Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 69% to $3.0 million during the three months ended March 31, 2000, compared with $1.8 million for the same period in 1999. The increase in other operating expenses is due primarily to the Company's continued expansion, which includes the recent acquisitions of First Central Bank and American International Bank, as well as internal growth.

     Despite the Company's growth trend over the past several years, ongoing efforts to closely manage operational expenses continue to favorably impact the Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles). The Company's efficiency ratio improved to 38% for the quarter ended March 31, 2000, compared to 42% for the corresponding period in 1999.

Provision for Income Taxes

     The provision for income taxes increased 28% to $4.5 million for the first three months of 2000, compared with $3.5 million for the same period in 1999. This is primarily due to higher pretax income partially offset by tax credits from qualified affordable housing investments. Tax credits utilized during the first quarter of 2000 totaled $1.0 million, compared to $550 thousand for the first quarter of 1999. The first quarter 2000 provision reflects an effective tax rate of 34.2%, compared with 37.0% for the first quarter of 1999.


Balance Sheet Analysis

     The Company's total assets increased $165.8 million, or 8%, to $2.32 billion, as of March 31, 2000. The increase in total assets was due primarily to a $148.9 million growth in loans receivable, partially offset by a decrease in investment securities available for sale of $15.9 million. The increase in total assets was funded by increases of $262.9 million in deposits, $35.4 million in short-term borrowings and $10.8 million in junior subordinated debt securities, partially offset by decreases in FHLB advances of $154.0 million.

Investment Securities Available for Sale

     Total investment securities available for sale decreased 3% to $480.5 million as of March 31, 2000. Investment securities with a net carrying value of $64.9 million were acquired from American International Bank during the first quarter of 2000, substantially all of which were sold during the same period. Total repayments and proceeds from sales of available for sale securities amounted to $16.4 million and $64.6 million, respectively, during the quarter ended March 31, 2000. Proceeds from repayments and sales were applied towards the repayment of FHLB advances as well as funding a portion of the loan originations made during the quarter. The Bank recorded net gains totaling $260 thousand on sales of available for sale securities during the three months ended March 31, 2000.

     The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 2000 and December 31, 1999:

                                                                      Gross        Gross
                                                       Amortized   Unrealized    Unrealized     Estimated
                                                         Cost         Gains        Losses      Fair Value
                                                       --------------------------------------------------
                                                                        (In thousands)
As of March 31, 2000:
U.S. Treasury securities.............................   $    998       $--        $    (23)     $    975
U.S. Government agency securities....................     75,615        --          (8,851)       66,764
Obligations of states and political subdivisions.....        200         1              --           201
Mortgage-backed securities...........................    425,083        69         (14,889)      410,263
Trust preferred securities...........................      2,500        --            (156)        2,344
                                                        --------       ---        --------      --------
   Total investment securities available for sale....   $504,396       $70        $(23,919)     $480,547
                                                        ========       ===        ========      ========

As of December 31, 1999:
U.S. Treasury securities.............................   $    985       $--        $    (10)     $    975
U.S. Government agency securities....................     75,610        --          (6,739)       68,871
Obligations of states and political subdivisions.....        200         2              --           202
Mortgage-backed securities...........................    440,525        51         (14,198)      426,378
                                                        --------       ---        --------      --------
   Total investment securities available for sale....   $517,320       $53        $(20,947)     $496,426
                                                        ========       ===        ========      ========

Loans

     Net loans receivable increased $148.9 million, or 10% to $1.6 billion at March 31, 2000. Excluding the $105.2 million of net loans acquired from American International Bank, organic loan growth during the first quarter of 2000 amounted to $44.1 million, or 3%, compared to year-end 1999 levels. The increase in loans was funded primarily through deposit growth and through repayments and sales of investment securities available for sale.

      The growth in loans, excluding loans acquired from American International Bank, is comprised primarily of increases in single family loans of $18.5 million or 7%, commercial real estate loans of $14.8 million or 3%, construction loans of $5.6 million or 5%, commercial business loans, including trade finance products, of $8.7 million or 4%, and consumer loans, including home equity lines of credit, of $2.5 million or 10%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

                                    March 31, 2000            December 31, 1999             March 31, 1999
                                    --------------            -----------------             --------------
                                Amount         Percent      Amount         Percent     Amount         Percent
                                ------         -------      ------         -------     ------         -------
                                                          (Dollars in thousands)
Real estate loans:
   Residential, one to four
    units....................   $  296,963       17.9%      $  278,161       18.4%     $  251,728       21.2%
   Residential, multifamily..      305,418       18.4          311,193       20.6         199,256       16.8
   Commercial and industrial
    real estate..............      613,186       36.9          518,074       34.4         381,220       32.1
   Construction..............      135,311        8.2          122,363        8.1          87,873        7.4
                                ----------      -----       ----------      -----      ----------      -----
      Total real estate
        loans................    1,350,878       81.4        1,229,791       81.5         920,077       77.5
                                ----------      -----       ----------      -----      ----------      -----

Other loans:
   Business, commercial......      276,676       16.7          248,865       16.5         246,582       20.8
   Automobile................        5,645        0.3            5,284        0.4           4,652        0.4
   Other consumer............       26,690        1.6           23,834        1.6          15,594        1.3
                                ----------      -----       ----------      -----      ----------      -----
      Total other loans......      309,011       18.6          277,983       18.5         266,828       22.5
                                ----------      -----       ----------      -----      ----------      -----
            Total gross
              loans..........    1,659,889      100.0%       1,507,774      100.0%      1,186,905      100.0%
                                ----------      =====       ----------      =====      ----------      =====

Unearned fees, premiums and
 discounts, net..............         (351)                       (289)                    (1,624)
Allowance for loan losses....      (24,012)                    (20,844)                   (17,560)
                                ----------                  ----------                 ----------

      Loans receivable, net..   $1,635,526                  $1,486,641                 $1,167,721
                                ==========                  ==========                 ==========


Nonperforming Assets

     Nonaccrual loans, which include loans 90 days or more past due, totaled $10.4 million at March 31, 2000, compared with $10.9 million at year-end 1999. Nonaccrual loans as a percentage of total loans outstanding were 0.63% and 0.73% at March 31, 2000 and December 31,1999, respectively. Loans totaling $1.8 million were placed on nonaccrual status during the first quarter of 2000. These additions to nonaccrual loans were offset by $363 thousand in payoffs, $736 thousand in chargeoffs, $1.1 million in loans brought current and one loan amounting to $52 thousand that was transferred to other real estate owned. Additions to nonaccrual loans during the first quarter of 2000 were comprised of $363 thousand in residential single family loans, $1.2 million in commercial business loans, $143 thousand in trade finance loans, and $54 thousand in consumer home equity lines.

     Restructured loans or loans that have had their original terms modified totaled $4.1 million at March

31, 2000, compared with $4.7 million year-end 1999. The decrease in restructured loans is primarily due to payments received during the first quarter of 2000.

     Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $888 thousand and $577 thousand at March 31, 2000 and December 31, 1999, respectively. First quarter 2000 additions to OREO totaling $311 thousand were comprised of a parcel of commercial land acquired from American International Bank and two single family residential properties. There were no sales of OREO properties during the three months ended March 31, 2000.

     The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned as of the dates indicated:

                                                        March 31,     December 31,    September 30,    June 30,    March 31,
                                                          2000           1999             1999           1999         1999
                                                          ----           ----             ----           ----         ----
                                                                                 (Dollars in thousands)
Nonaccrual loans ..................................     $10,426         $10,933          $ 5,843       $ 5,508      $ 3,983
Accruing loans past due 90 days or more ...........          --              --               --            --           --
                                                        -------         -------          -------       -------      -------
     Total nonperforming loans ....................      10,426          10,933            5,843         5,508        3,983
                                                        -------         -------          -------       -------      -------

Restructured loans ................................       4,113           4,700            6,060         7,249        6,154
Other real estate owned, net ......................         888             577            2,823         3,034        3,585
                                                        -------         -------          -------       -------      -------
     Total nonperforming assets ...................     $15,427         $16,210          $14,726       $15,791      $13,722
                                                        =======         =======          =======       =======      =======

Total nonperforming assets to total assets ........        0.66%           0.75%            0.71%         0.75%        0.69%
Allowance for loan losses to nonperforming loans...      230.31          190.65           351.41        363.45       440.87
Nonperforming loans to total gross loans ..........        0.63            0.73             0.42          0.41         0.34

     At March 31, 2000, the Bank had classified $18.9 million of its loans as impaired, compared with $20.9 million at December 31, 1999. Specific reserves on impaired loans totaled $1.2 million at March 31, 2000 and $1.3 million at December 31, 1999. Total chargeoffs associated with impaired loans as of March 31, 2000 amounted to $1.1 million, compared with $1.1 million for impaired loans as of December 31, 1999. The Bank's average recorded investment in impaired loans for the three months ended March 31, 2000 and 1999 were $19.5 million and $11.1 million, respectively. During the three months ended March 31, 2000 and 1999, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $495 thousand and $263 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $263 thousand and $210 thousand, respectively.

Allowance for Loan Losses

     Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and
known, as well as inherent, risks in the portfolio.   Although the adequacy of
the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at March 31, 2000, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

     The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At March 31, 2000, the allowance for loan losses amounted to $24.0 million, or 1.45% of total loans, compared with $20.8 million, or 1.38% of total loans, at December 31, 1999, and $17.6 million, or 1.48% of total loans, at March 31, 1999. The $3.2 million increase in the allowance for loan losses at March 31, 2000, from year-end 1999, is primarily due to $2.3 million in allowance for losses acquired from American International Bank. The remaining $900 thousand increase in the allowance during the first quarter of 2000 is comprised of $1.4 million in additional loss provisions less $488 thousand in net chargeoffs recorded during the period.

     The provision for loan losses of $1.4 million for the first quarter of 2000 represents a 17% increase from the $1.2 million in loss provisions recorded during the first quarter of 1999. First quarter 2000 net chargeoffs amounting to $488 thousand represent 0.03% of average loans outstanding for the three months ended March 31, 2000. This compares to net chargeoffs of $146 thousand, or 0.01% of average loans outstanding for the same period in 1999. The Bank continues to record loss provisions to compensate for both the growth and the changing composition of the overall loan portfolio, which continues to shift away from residential mortgage loans to commercial real estate and business loans.

     The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999:

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------

                                                       2000          1999
                                                       ----          ----
                                                     (Dollars in thousands)
Allowance balance, beginning of period .......      $   20,844    $   16,506
Allowance from acquisition ...................           2,256            --
Provision for loan losses ....................           1,400         1,200

Charge-offs:
 1-4 family residential real estate ..........              --             3
 Multifamily real estate .....................              --            --
 Commercial and industrial real estate .......               3            --
 Business, commercial ........................             752           327


 Automobile ..................................              --            --
 Other .......................................              --            --
                                                    ----------    ----------
     Total charge-offs .......................             755           330
                                                    ----------    ----------

Recoveries:
 1-4 family residential real estate .........              201            --
 Multifamily real estate .....................               7            70
 Commercial and industrial real estate .......              --            70
 Business, commercial ........................              54            30
 Automobile ..................................               2            14
 Other .......................................               3            --
                                                    ----------    ----------
     Total recoveries ........................             267           184
                                                    ----------    ----------
       Net charge-offs .......................             488           146
                                                    ----------    ----------

Allowance balance, end of period .............      $   24,012    $   17,560

Average loans outstanding ....................      $1,613,432    $1,131,692
Total gross loans outstanding, end of
   period ....................................      $1,659,889    $1,186,905

Net charge-offs to average loans .............            0.03%         0.01%
Allowance for loan losses to total gross
   loans .....................................            1.45          1.48


     The Bank's total allowance for loan losses is comprised of two components-allocated and unallocated. The Bank utilizes several methodologies to determine the allocated portion of the allowance and to test overall adequacy. The two primary methodologies, the classification migration model and the individual loan review analysis methodology, provide the basis for determining allocations between the various loan categories as well as the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses.

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

     The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

----------------------------------------------------------------------------------------------------------
                                             March 31, 2000       December 31, 1999      March 31, 1999
----------------------------------------------------------------------------------------------------------
                                           Amount         %      Amount         %      Amount        %
                                           -------        -      ------         -      ------        -
                                                               (Dollars in thousands)
1-4 family residential real estate .....   $   326       17.9%   $   345       18.4%   $   391      21.2%
Multifamily real estate ................     2,586       18.4      2,735       20.6      2,686      16.8
Commercial and industrial real estate ..     3,763       36.9      3,110       34.4      2,772      32.1
Construction ...........................     2,517        8.2      2,597        8.1      1,277       7.4
Business, commercial ...................    10,986       16.7      9,244       16.5      7,071      20.8
Automobile .............................        28        0.3         30        0.4         25       0.4
Consumer and other .....................        24        1.6          9        1.6         15       1.3
Year 2000 exposure .....................        --                    --                   500
Unallocated ............................     3,782                 2,774                 2,823
                                           -------      -----    -------      -----    -------     -----
 Total .................................   $24,012      100.0%   $20,844      100.0%   $17,560     100.0%
                                           =======      =====    =======      =====    =======     =====

     Allocated reserves on multifamily loans decreased $149 thousand to $2.6 million as of March 31, 2000 primarily due to the decrease in the volume of loans in this loan category from year-end 1999 levels. On the other hand, allocated loss reserves on commercial real estate loans increased $653 thousand to $3.8 million primarily due to an 18% increase in the volume of loans in this category since December 31, 1999. Allocated reserves on commercial business loans increased $1.7 million to $11.0 million as of March 31, 2000 for two reasons: an 11% increase in loan volume since year-end 1999 and higher levels of classified assets within this loan category compared to December 31, 1999 classifications.

     The allowance for loan losses of $24.0 million at March 31, 2000 exceeded the Bank's allocated allowance by $3.8 million, or 16% of the total allowance. This compares to an unallocated allowance of $2.8 million, or 13%, as of December 31, 1999. The $3.8 million unallocated allowance at March 31, 2000 is essentially comprised of two elements. First, the Bank has set aside approximately $2.0 million, or 10% of the allocated allowance amount of $20.2 million at March 31, 2000, to compensate for the estimation risk associated with the classification migration and individual loan review analysis methodologies. The second element, which accounts for approximately $1.4 million of the unallocated allowance, has been established for the foreign transaction risk associated with credit lines extended to financial institutions in foreign countries totaling $83.0 million. Loss factors, ranging from 0.50% to 2.50% of the total credit facility, have been assigned to absorb the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which range from BBB to AA.

Deposits

     Deposits increased $262.9 million, or 18%, to $1.76 billion at March 31, 2000. The increase in deposits reflects $170.8 million in deposits acquired from American International Bank in January 2000. Excluding this transaction, internal deposit growth amounted to $92.1 million, or 6%, over December 31, 1999. This internal growth is primarily due to a 6% increase in time deposits of $56.9 million, resulting from the growth in brokered deposits and various promotions associated with the Chinese New Year holiday.

     Included in time deposits at March 31, 2000 are $121.4 million of brokered deposits , compared with $82.7 million as of December 31, 1999. The increase of $38.7 million essentially reflects the continued replacement of Federal Home Loan Bank advances with brokered deposits as an alternate source of funding. The transition to brokered deposits as an alternate source of funding enabled the Bank to release some investment securities which were previously pledged as collateral against FHLB advances.

     Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits. Excluding the deposits acquired from American International Bank, the average balance of non-time deposit accounts, which include non-interest bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts, increased $54.0 million, or 12%, for the first quarter of 2000 compared to the same period in 1999. This increase was comprised primarily of $27.6 million, or 28%, in noninterest-bearing demand accounts and $24.9 million, or 65%, in money market accounts. Increases in both types of deposits were almost entirely from commercial account relationships.

Borrowings

     The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase increased to $36.0 million at March 31, 2000, compared to $600 thousand at December 31, 1999. The increase in short-term borrowings during the three months ended March 31, 2000 was primarily due to partial repayments of FHLB advances. FHLB advances decreased 32% to $328.0 million as of March 31, 2000, a decrease of $154.0 million from December 31, 1999. The decrease in FHLB advances resulted primarily from the growth in brokered deposits and short-term borrowings as alternate sources of funding. Cash acquired from American International Bank and runoffs on short-term investments and investment securities available for sale also contributed to the decrease in FHLB advances during the quarter.


Capital Resources

     The primary source of capital for the Company is the retention of net after tax earnings. At March 31, 2000, stockholders' equity totaled $156.5 million, a 4% increase from $150.1 million as of December 31, 1999. The increase is due primarily to: (i) net income of $8.7 million during the first quarter of 2000;
(ii) net issuance of common stock totaling $29 thousand from the exercise of stock options; and (iii) stock compensation costs amounting to $136 thousand related to the Company's Restricted Stock Award Program. These transactions were offset by (i) payment of first quarter 2000 cash dividends totaling $673 thousand; (ii) forfeitures of restricted stock awards totaling $62 thousand; and
(iii) a net increase of $1.7 million in unrealized losses on available-for-sale securities.

     Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At March 31, 2000, the Bank's Tier 1 and total capital ratios were 8.8% and 10.0%, respectively, compared to 9.3% and 10.6%, respectively, at December 31, 1999.

     During the first quarter of 2000, the Company filed a $50 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to this filing, the Company may offer new common stock, trust preferred, preferred stock and/or other debentures to augment its capital resources. The timing and amount of offerings will depend on market and general business conditions. The Company intends to utilize the net proceeds from the sale of securities for general business purposes, which include supporting the growth of its commercial banking activities and possible future acquisitions. Additionally, the Company issued $10.8 million of Junior Subordinated Deferrable Interest Debentures during the first quarter of 2000. These securities qualify as Tier 1 capital for regulatory reporting purposes.

     The following table compares the Company's and the Bank's actual capital ratios at March 31, 2000, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                                            Minimum          Well
                                               East West    East West     Regulatory      Capitalized
                                                Bancorp       Bank       Requirements    Requirements
Total Capital (to Risk-Weighted Assets) ....     10.1%         10.0           8.0%           10.0%
Tier 1 Capital (to Risk-Weighted Assets) ...      8.8           8.8           4.0             6.0
Tier 1 Capital (to Average Assets) .........      6.9           6.8           4.0             5.0


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

     During the three months ended March 31, 2000 and 1999, the Company experienced net cash inflows of $12.4 million and $14.2 million, respectively, from operating activities. The increase in net cash inflows from operating activities for both periods was due primarily to the growth in interest income on loans and investment securities, and to a lesser degree, from net proceeds from sales of loans held for sale. Net cash outflows from investing activities totaled $164.5 million and $25.7 million, respectively, for the three months ended March 31, 2000 and 1999 primarily due to the growth in the Bank's loan portfolio. Financing activities provided a net cash inflow of $153.6 million for the first quarter of 2000, compared with a net cash outflow of $68.7 million for the same period in 1999. Growth in deposits and short-term borrowings largely accounted for the increase in net cash inflow from financing activities during the first quarter of 2000, while partial repayments of FHLB advances and short-term borrowings can be attributed for the net cash outflow from financing activities for the first quarter of 1999.

     As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At March 31, 2000, the Bank's available borrowing capacity includes approximately $6.7 million in repurchase arrangements, $47.0 million in federal funds line facilities, and $237.6 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At March 31, 2000, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

     The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2000, total dividends paid by the Bank to East West Bancorp, Inc. totaled $881 thousand, compared with $8.1 million for the same period in 1999. As of March 31, 2000, approximately $38.6 million of undivided profits of the Bank were available for dividends to the Company.


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

     The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2000 and December 31, 1999, assuming a parallel shift of 100 to 200 basis points in both directions:


  Change in Interest Rates        Net Interest Income                 Net Portfolio Value
      (Basis Points)                 Volatility (1)                      Volatility (2)
                            ------------------------------   ----------------------------------
                              March 31,      December 31,       March 31,        December 31,
                                2000            1999             2000               1999
                                ----            ----             ----               ----
           +200                  5.1%            2.6%           (10.0)%            (13.0)%
           +100                  3.6%            2.1%            (3.6)%             (5.3)%
           -100                 (3.7)%          (2.7)%            6.6%               8.5%
           -200                 (7.6)%          (5.9)%            6.5%               8.5%

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

     All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2000 and December 31, 1999. At March 31, 2000 and December 31, 1999, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

     The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of March 31, 2000 and December 31, 1999. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                                              Expected Maturity or Repricing Date by Year
                                      -----------------------------------------------------------------
                                                                                                 After                Fair value at
                                      2000        2001        2002         2003       2004       2004        Total    Mar. 31. 2000
                                      ----        ----        ----         ----       ----       ----        -----    -------------
At March 31, 2000:                                                        (Dollars in thousands)
Assets:
Investment securities available-
   for-sale (fixed rate).........  $   49,270    $41,221     $35,301     $29,503    $22,718    $111,197    $  289,210   $  270,038
   Weighted average rate.........        6.12%      6.13%       6.13%       6.13%      6.16%       6.19%         6.15%
Investment securities available-
   for-sale (variable rate)......  $  215,186    $    --     $    --     $    --    $    --    $     --    $  215,186   $  210,509
   Weighted average rate.........        6.33%        --%         --%         --%        --%         --%         6.33%
Total gross loans................  $1,409,262    $79,622     $51,148     $29,261    $37,999    $ 52,597    $1,659,889   $1,656,035
   Weighted average rate.........        8.76%      8.20%       7.99%       8.14%      8.20%       8.15%         8.67%

Liabilities:
Checking accounts................  $  113,635    $    --     $    --     $    --    $    --    $     --    $  113,635   $  113,635
   Weighted average rate.........        1.25%        --%         --%         --%        --%         --%         1.25%
Money market accounts............  $  100,842    $    --     $    --     $    --    $    --    $     --    $  100,842   $  100,842
   Weighted average rate.........        3.54%        --%         --%         --%        --%         --%         3.54%
Savings deposits.................  $  226,515    $    --     $    --     $    --    $    --    $     --    $  226,515   $  226,515
   Weighted average rate.........        1.97%        --%         --%         --%        --%         --%         1.97%
Time deposits....................  $1,061,214    $45,735     $ 1,545     $ 1,452    $ 2,347    $ 29,938    $1,142,231   $1,140,216
   Weighted average rate.........        4.99%      5.33%       5.25%       5.64%      5.32%       7.00%         5.06%
Short-term borrowings............  $   36,000    $    --     $    --     $    --    $    --    $     --    $   36,000   $   36,000
   Weighted average rate.........        6.03%        --%         --%         --%        --%         --%         6.03%
FHLB advances....................  $  314,000    $    --     $    --     $14,000    $    --    $     --    $  328,000   $  328,017
   Weighted average rate.........        6.01%        --%         --%       5.94%        --%         --%         6.01%
Junior subordinated debt
    securities...................  $       --    $    --     $    --     $    --    $    --    $ 10,750    $   10,750   $   11,889
   Weighted average rate.........          --%        --%         --%         --%        --%      10.88%        10.88%


                                              Expected Maturity or Repricing Date by Year
                                      -----------------------------------------------------------------
                                                                                                  After                Fair value at
                                      1999         2000        2001         2002       2003       2003       Total     Dec. 31. 1999
                                      ----         ----        ----         ----       ----       ----       -----     -------------
At December 31, 1999:                                                   (Dollars in thousands)
Assets:
Short-term investments............  $   10,000    $    --     $    --    $    --    $    --    $     --     $   10,000    $   10,000
   Weighted average rate..........        4.00%        --%         --%        --%        --%         --%          4.00%
Investment securities available-
 for-sale (fixed rate)............  $   49,783    $41,527     $35,429    $30,313    $24,322    $110,906     $  292,280    $  275,783
   Weighted average rate..........        6.13%      6.14%       6.14%      6.14%      6.15%       6.16%          6.15%
Investment securities available-
   for-sale (variable rate).......  $  225,040    $    --     $    --    $    --         --    $     --     $  225,040    $  220,643
   Weighted average rate..........        6.43%        --%         --%        --%        --%         --%          6.43%
Total gross loans.................  $1,299,273    $78,110     $44,223    $32,686    $27,286    $ 26,196     $1,507,774    $1,511,241
   Weighted average rate..........        8.42%      8.10%       8.02%      8.16%      8.21%       7.65%          8.37%

Liabilities:
Checking accounts.................  $   89,545    $    --     $    --    $    --    $    --    $     --     $   89,545    $   89,545
   Weighted average rate..........        1.22%        --%         --%        --%        --%         --%          1.22%
Money market accounts.............  $   69,434    $    --     $    --    $    --    $    --    $     --     $   69,434    $   69,434
   Weighted average rate..........        3.38%        --%         --%        --%        --%         --%          3.38%
Savings deposits..................  $  211,818    $    --     $    --    $    --    $    --    $     --     $  211,818    $  211,818
   Weighted average rate..........        1.85%        --%         --%        --%        --%         --%          1.85%
Time deposits.....................  $  930,167    $36,894     $ 1,250    $   667    $ 2,202    $ 30,000     $1,001,180    $1,002,176
   Weighted average rate..........        4.70%      5.03%       5.06%      5.09%      5.50%       7.00%          4.79%
Short-term borrowings.............  $      600    $    --     $    --    $    --    $    --    $     --     $      600    $      600
   Weighted average rate..........        5.75%        --%         --%        --%        --%         --%          5.75%
FHLB advances.....................  $  468,000    $    --     $    --    $14,000    $    --    $     --     $  482,000    $  482,507
   Weighted average rate..........        5.86%        --%         --%      5.94%        --%         --%          5.87%

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

     Transaction deposit accounts, which include checking, money market and savings accounts, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of short-term borrowings approximates book value due to their short maturities. The fair value of FHLB advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of junior subordinated debt securities is estimated by discounting the cash flows through maturity based on current rates offered on the 30-year Treasury bond.

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

     The Bank enters into interest rate swap agreements for the purposes of converting fixed rate loans and deposits to floating rate assets and liabilities. The total gross notional amount of interest rate swaps was $58.5
million as of March 31, 2000 and December 31, 1999.   At March 31, 2000, the net
unrealized loss on the entire swap agreement portfolio was $1.0 million compared to a net unrealized loss of $1.4 million at December 31, 1999.

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

     The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of March 31, 2000 and December 31, 1999. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                                   Expected Maturity
                                    ------------------------------------------------
                                                                                                                  Average
                                                                             After                Unrealized     Expected
                                     2000       2001       2002     2003      2003      Total     Gain (Loss)    Maturity
                                     ----       ----       ----     ----      ----      -----     -----------    --------
                                                                    (Dollars in thousands)
At March 31, 2000:
-----------------
Interest rate swap agreements:
Notional amount...................  $  --    $10,000    $18,500    $  --    $30,000    $58,500       $(1,022)    5.9 Years
Weighted average receive rate.....     --%      6.18%      6.13%      --%      7.00%      6.58%
Weighted average pay rate.........     --%      6.46%      6.45%      --%      6.00%      6.22%

Interest rate cap agreements:
Notional amount...................  $  --    $18,000    $18,000    $  --    $    --    $36,000       $    --     1.8 Years
LIBOR cap rate....................     --%      6.50%      7.00%      --%        --%      6.75%


                                                   Expected Maturity
                                    ------------------------------------------------
                                                                                                                  Average
                                                                             After                Unrealized     Expected
                                     1999       2000       2001     2002      2002      Total     Gain (Loss)    Maturity
                                     ----       ----       ----     ----      ----      -----     -----------    --------
                                                                    (Dollars in thousands)
At December 31, 1999:
--------------------
Interest rate swap agreements:
Notional amount.................... $  --     $  --    $10,000    $18,500   $30,000    $58,500       $(1,408)   6.1 Years
Weighted average receive rate......    --%       --%      5.24%      5.29%     7.00%      6.16%
Weighted average pay rate..........    --%       --%      6.46%      6.45%     6.10%      6.27%

Interest rate cap agreements:
Notional amount.................... $  --     $  --    $18,000    $18,000   $    --    $36,000       $    --    2.1 Years
LIBOR cap rate.....................    --%       --%      6.50%      7.00%       --%      6.75%



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

     For quantitative and qualitative disclosures regarding market risks in the Bank's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations --Asset Liability and Market Risk Management."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management, based upon the advice of legal counsel, the resolution of any such issues would not have a material adverse impact on the financial position, results of operations, or liquidity of the Bank or the Company.

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

ITEM 6.  ITEM EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Index

     Exhibit Number     Exhibit Description
     --------------     -------------------

          27            Financial Data Schedule

     All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated:  May 12, 2000

                                    EAST WEST BANCORP, INC.
                                    (Registrant)


                                    By   /s/ Julia Gouw
                                      ---------------------------------------
                                         JULIA GOUW
                                         Executive Vice President and
                                            Chief Financial Officer