Form 10-Q
period 2000-06-30
EAST WEST BANCORP INC
filed 2000-08-11
CIK 1069157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-24939

                            ------------------------

                            EAST WEST BANCORP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       95-4703316
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

415 HUNTINGTON DRIVE, SAN MARINO, CALIFORNIA                       91108
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (626) 799-5700

          Securities registered pursuant to Section 12(b) of the Act:

                                    NAME OF EACH EXCHANGE ON WHICH
       TITLE OF EACH CLASS                    REGISTERED
       -------------------                    ----------
              NONE                               NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of common stock of the registrant outstanding as of July 31, 2000: 22,453,188 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION...............................       3

  Item 1. Interim Consolidated Financial Statements.........       3

        Notes to Interim Consolidated Financial
    Statements..............................................       7

  Item 2. Management's Discussion and Analysis of
          Consolidated Financial Condition and Results of
          Operations........................................      13

  Item 3. Quantitative and Qualitative Disclosures of Market
          Risks.............................................      33

PART II--OTHER INFORMATION..................................      34

  Item 1. Legal Proceedings.................................      34

  Item 2. Changes in Securities and Use of Proceeds.........      34

  Item 3. Defaults upon Senior Securities...................      34

  Item 4. Submission of Matters to a Vote of Security
          Holders...........................................      34

  Item 5. Other Information.................................      34

  Item 6. Exhibits and Reports on Form 8-K..................      34

SIGNATURE...................................................      35

                         PART I--FINANCIAL INFORMATION
               ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
ASSETS
Cash and cash equivalents...................................  $   52,348    $   43,497
Interest bearing deposits in banks..........................         100            --
Investment securities available for sale, at fair value
  (with amortized cost of $515,577 in 2000 and $517,320 in
  1999).....................................................     490,407       496,426
Loans receivable, net of allowance for loan losses of
  $24,580 in 2000 and $20,844 in 1999.......................   1,657,149     1,486,641
Investment in Federal Home Loan Bank stock, at cost.........      21,334        26,954
Other real estate owned.....................................         830           577
Investments in affordable housing partnerships..............      24,030        26,485
Premises and equipment, net.................................      27,074        22,646
Premiums on deposits acquired, net..........................       8,820         3,812
Excess of purchase price over fair value of net assets
  acquired, net.............................................      16,703         6,770
Accrued interest receivable and other assets................      42,917        30,503
Deferred tax asset..........................................      16,689         8,319
                                                              ----------    ----------
  TOTAL.....................................................  $2,358,401    $2,152,630
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts...................................  $1,813,078    $1,500,529
Short-term borrowings.......................................      38,000           600
Federal Home Loan Bank advances.............................     310,500       482,000
Notes payable...............................................         283         1,532
Accrued expenses and other liabilities......................      20,178        15,861
Junior subordinated debt securities (Note 5)................      10,750            --
                                                              ----------    ----------
  Total liabilities.........................................   2,192,789     2,000,522
                                                              ----------    ----------
FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE
  PRICE, NET................................................       1,820         2,028
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDER'S EQUITY (Notes 4 and 5)
Common stock (par value of $0.001 per share)
  Authorized - 50,000,000 shares
  Issued--23,945,132 shares and 23,908,731 shares in 2000
    and 1999, respectively
  Outstanding--22,452,152 shares and 22,422,868 shares in
    2000 and 1999, respectively.............................          24            24
Additional paid in capital..................................     111,646       111,306
Retained earnings...........................................      82,731        67,001
Deferred compensation.......................................        (653)         (863)
Treasury stock, at cost: 1,492,980 shares and 1,485,863
  shares in 2000 and 1999, respectively.....................     (14,734)      (14,659)
Accumulated other comprehensive loss, net of tax............     (15,222)      (12,729)
                                                              ----------    ----------
  Total stockholders' equity................................     163,792       150,080
                                                              ----------    ----------
    TOTAL...................................................  $2,358,401    $2,152,630
                                                              ==========    ==========

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
INTEREST AND DIVIDEND INCOME
  Loans receivable, including fees..........................  $ 37,667   $ 25,759   $ 73,043   $ 49,017
  Investment securities available for sale..................     7,824      9,266     16,141     19,044
  Investment securities held for trading....................        --         14         --         14
  Short-term investments....................................        45        606        209      1,811
  Federal Home Loan Bank stock..............................       584        373        968        793
                                                              --------   --------   --------   --------
    Total interest and dividend income......................    46,120     36,018     90,361     70,679
                                                              --------   --------   --------   --------

INTEREST EXPENSE
  Customer deposit accounts.................................    17,709     11,827     32,819     23,321
  Short-term borrowings.....................................       595        194        770        542
  Federal Home Loan Bank advances...........................     5,174      6,660     12,116     13,248
  Junior subordinated debt securities.......................       291         --        321         --
                                                              --------   --------   --------   --------
    Total interest expense..................................    23,769     18,681     46,026     37,111
                                                              --------   --------   --------   --------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES........    22,351     17,337     44,335     33,568
PROVISION FOR LOAN LOSSES...................................     1,400      1,486      2,800      2,686
                                                              --------   --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........    20,951     15,851     41,535     30,882
                                                              --------   --------   --------   --------

NONINTEREST INCOME
  Loan fees.................................................       430        598        958      1,126
  Branch fees...............................................     1,260        883      2,476      1,611
  Letters of credit fees and commissions....................     1,080      1,058      2,162      2,040
  Net gain on sales of investment securities available for
    sale....................................................        --        304        261        684
  Net gain (loss) on trading securities.....................       (14)       407         48        425
  Net gain on sales of investment in affordable housing
    partnerships............................................        --         --        905        402
  Net gain on sale of branch................................        --        676         --        676
  Amortization of fair value of net assets acquired in
    excess of purchase price................................       104        105        208        208
  Other operating income....................................       609        196        844        387
                                                              --------   --------   --------   --------
    Total noninterest income................................     3,469      4,227      7,862      7,559
                                                              --------   --------   --------   --------
NONINTEREST EXPENSE
  Compensation and employee benefits........................     5,078      4,463      9,671      9,137
  Net occupancy.............................................     1,926      1,337      3,706      2,701
  Data processing...........................................       479        358        921        690
  Amortization of premiums on deposits acquired and excess
    of purchase price over fair value of net assets
    acquired................................................       842        358      1,622        668
  Amortization of investment in affordable housing
    partnerships............................................       991        777      1,956      1,187
  Deposit insurance premiums and regulatory assessments.....       124        208        220        416
  Other real estate owned operations, net...................       (37)        23         (7)      (261)
  Other operating expenses..................................     2,774      2,056      5,822      3,859
                                                              --------   --------   --------   --------
    Total noninterest expense...............................    12,177      9,580     23,911     18,397
                                                              --------   --------   --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    12,243     10,498     25,486     20,044
PROVISION FOR INCOME TAXES..................................     3,879      3,398      8,409      6,932
                                                              --------   --------   --------   --------
NET INCOME..................................................  $  8,364   $  7,100   $ 17,077   $ 13,112
                                                              ========   ========   ========   ========
BASIC EARNINGS PER SHARE (Note 4)...........................  $   0.37   $   0.31   $   0.76   $   0.57
DILUTED EARNINGS PER SHARE (Note 4).........................  $   0.37   $   0.31   $   0.75   $   0.57
AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC.................    22,363     22,764     22,347     23,159
AVERAGE NUMBER OF SHARES OUTSTANDING--DILUTED...............    22,822     22,764     22,752     23,159

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                           ADDITIONAL                                        COMPREHENSIVE
                                 COMMON     PAID-IN     RETAINED     DEFERRED     TREASURY   LOSS, NET OF
                                 STOCK      CAPITAL     EARNINGS   COMPENSATION    STOCK          TAX
                                --------   ----------   --------   ------------   --------   -------------
                                                          (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1999......    $24       $109,976    $41,718      $    --      $     --     $   (888)
Comprehensive income:
  Net income for the year.....                           28,027
  Net unrealized loss on
    securities................                                                                  (11,841)
Comprehensive income..........
Stock compensation costs......                                           249
Issuance of 105,003 shares
  under Restricted Stock
  Plan........................                 1,112                  (1,112)
Issuance of 28,728 shares
  under Employee Stock
  Purchase Plan...............                   218
Purchase of 1,485,863 shares
  of treasury stock...........                                                     (14,659)
Dividends paid on common
  stock.......................                           (2,744)
                                  ---       --------    -------      -------      --------     --------
BALANCE, DECEMBER 31, 1999....    $24       $111,306    $67,001      $  (863)     $(14,659)    $(12,729)
Comprehensive income:
  Net income for the period...                           17,077
  Net unrealized loss on
    securities................                                                                   (2,493)
Comprehensive income..........
Stock compensation costs......                                           228
Issuance of 3,727 shares under
  Stock Incentive Plan........                    37
Issuance of 1,500 shares under
  Restricted Stock Plan.......                    18                     (18)
Issuance of 31,174 shares
  under Employee Stock
  Purchase Plan...............                   285
Purchase of 7,117 shares of
  treasury stock..............                                                         (75)
Dividends paid on common
  stock.......................                           (1,347)
                                  ---       --------    -------      -------      --------     --------
BALANCE, JUNE 30, 2000........    $24       $111,646    $82,731      $  (653)     $(14,734)    $(15,222)
                                  ===       ========    =======      =======      ========     ========

                                 SIX MONTHS         YEAR
                                    ENDED           ENDED
                                  JUNE 30,      DECEMBER 31,
                                    2000            1999
                                -------------   -------------
                                       (IN THOUSANDS)
DISCLOSURE OF RECLASSIFICATION AMOUNTS:
Unrealized holding loss arising during period, net of tax benefit of $1,558 in 2000 and $7,620 in 1999....
Less: Reclassification adjustment for gain included in net income, net of tax expense of $104 in 2000 and
  $274 in 1999............................................................................................
Net unrealized loss on securities, net of tax benefit of $1,662 in 2000 and $7,894 in 1999................

BALANCE, JANUARY 1, 1999......                     $150,830
Comprehensive income:
  Net income for the year.....    $ 28,027           28,027
  Net unrealized loss on
    securities................     (11,841)         (11,841)
                                  --------
Comprehensive income..........    $ 16,186
                                  ========
Stock compensation costs......                          249
Issuance of 105,003 shares
  under Restricted Stock
  Plan........................                           --
Issuance of 28,728 shares
  under Employee Stock
  Purchase Plan...............                          218
Purchase of 1,485,863 shares
  of treasury stock...........                      (14,659)
Dividends paid on common
  stock.......................                       (2,744)
                                                   --------
BALANCE, DECEMBER 31, 1999....                     $150,080
Comprehensive income:
  Net income for the period...    $ 17,077           17,077
  Net unrealized loss on
    securities................      (2,493)          (2,493)
                                  --------
Comprehensive income..........    $ 14,584
                                  ========
Stock compensation costs......                          228
Issuance of 3,727 shares under
  Stock Incentive Plan........                           37
Issuance of 1,500 shares under
  Restricted Stock Plan.......                           --
Issuance of 31,174 shares
  under Employee Stock
  Purchase Plan...............                          285
Purchase of 7,117 shares of
  treasury stock..............                          (75)
Dividends paid on common
  stock.......................                       (1,347)
                                                   --------
BALANCE, JUNE 30, 2000........                     $163,792
                                                   ========
DISCLOSURE OF RECLASSIFICATION

Unrealized holding loss arisin
                                   $(2,337)        $(11,430)

Less: Reclassification adjustm
  $274 in 1999................        (156)            (411)
                                  --------         --------
Net unrealized loss on securit     $(2,493)        $(11,841)
                                  ========         ========

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      SIX MONTHS
                                                                    ENDED JUNE 30,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $     17,077   $    13,112
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................         4,263         1,887
    Net loan fees deferred..................................           350         1,246
    Stock compensation costs................................           228            --
    Deferred tax benefit....................................        (1,710)       (1,525)
    Provision for loan losses...............................         2,800         2,686
    Provision for other real estate owned losses............            --            22
    Net gain on sales of investment securities and other
     assets.................................................        (1,249)       (2,673)
    Gain on trading securities..............................           (48)         (425)
    Federal Home Loan Bank stock dividends..................          (962)         (847)
    Proceeds from sale of trading securities................            --        21,090
    Purchases of trading securities.........................            --       (20,665)
    Proceeds from sale of loans held for sale...............         6,157        37,462
    Originations of loans held for sale.....................        (6,078)      (29,047)
    Increase in accrued interest receivable and other
     assets, net of effects from purchase of American
     International Bank and First Central Bank..............        (7,552)         (688)
    Increase in accrued expenses and other liabilities, net
     of effects from purchase of American International Bank
     and First Central Bank.................................           990           904
                                                              ------------   -----------
      Total adjustments.....................................        (2,811)        9,427
                                                              ------------   -----------
      Net cash provided by operating activities.............        14,266        22,539
                                                              ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans.......................................       (46,600)      (78,166)
  Purchases of:
    Interest bearing deposits in banks......................          (100)           --
    Investment securities available for sale................       (94,957)     (331,760)
    Loans receivable........................................      (126,693)     (156,768)
    Federal Home Loan Bank stock............................        (1,326)       (1,808)
    Investment in affordable housing partnerships...........        (5,544)       (5,647)
    Premises and equipment..................................        (6,262)         (751)
  Proceeds from sale of:
    Investment securities available for sale................        64,639       177,758
    Other real estate owned.................................            47         2,295
    Investment in affordable housing partnerships...........         6,948         3,267
    Premises and equipment..................................            --             2
  Repayments, maturity and redemption of investment
    securities available for sale...........................        35,249       248,720
  Redemption of Federal Home Loan Bank stock................         7,908         8,200
  Repayments on foreclosed properties.......................            13           100
  Payment for purchase of First Central Bank, net of cash
    received................................................          (369)       (5,413)
  Payment for purchase of American International Bank, net
    of cash received........................................       (25,218)           --
                                                              ------------   -----------
      Net cash used in investing activities.................      (192,265)     (139,971)
                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits....................................       312,550       140,945
  Net increase (decrease) in short-term borrowings..........        37,400       (33,000)
  Proceeds from Federal Home Loan Bank advances.............    11,910,400     5,129,900
  Repayment of Federal Home Loan Bank advances..............   (12,081,900)   (5,194,900)
  Proceeds from issuance of junior subordinated debt
    securities..............................................        10,750            --
  Repayments of notes payable on affordable housing
    investments.............................................        (1,250)       (1,350)
  Proceeds from common stock options exercised..............           322            --
  Repurchases of common stock...............................           (75)      (12,869)
  Dividends paid on common stock............................        (1,347)       (1,397)
                                                              ------------   -----------
      Net cash provided by financing activities.............       186,850        27,329
                                                              ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........         8,851       (90,103)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        43,497       161,131
                                                              ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $     52,348   $    71,028
                                                              ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................  $     46,198   $    37,063
  Income tax payments, net..................................        10,729        10,400
  Noncash investing and financing activities:
    Other real estate acquired through foreclosure..........           311         1,130
    Loans made to facilitate sales of other real estate
     owned..................................................            --           650
    Investment in affordable housing partnerships acquired
     through notes payable..................................            --         3,033

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly-owned subsidiary bank, East West Bank and subsidiaries (the "Bank"). Intercompany transactions and accounts have been eliminated.

    The interim consolidated financial statements, presented in accordance with principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended June 30, 2000 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10K for the year ended
December 31, 1999.

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

3. COMMITMENTS AND CONTINGENCIES

    CREDIT EXTENSIONS--In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. Commitments are included in determining the appropriate level of the allowance for loan losses. As of June 30, 2000, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $271.7 million, $149.3 million, and $36.9 million, respectively.

    LITIGATION--The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

4. STOCKHOLDERS' EQUITY

    EARNINGS PER SHARE--The actual number of shares outstanding at June 30, 2000, was 22,452,152. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options, warrants and restricted stock.

    The following tables set forth the Company's earnings per share calculations for the three and six months ended June 30, 2000 and 1999:

                                                             THREE MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------------------
                                                       2000                               1999
                                         --------------------------------   --------------------------------
                                           NET       NUMBER     PER SHARE     NET       NUMBER     PER SHARE
                                          INCOME    OF SHARES    AMOUNTS     INCOME    OF SHARES    AMOUNTS
                                         --------   ---------   ---------   --------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per share...............   $8,364     22,363       $0.37      $7,100     22,764       $0.31
Effect of dilutive securities:
  Stock options........................       --        338          --          --         --          --
  Restricted stock.....................       --         28          --          --         --          --
  Stock warrants.......................       --         93          --          --         --          --
                                          ------     ------       -----      ------     ------       -----
Dilutive earnings per share............   $8,364     22,822       $0.37      $7,100     22,764       $0.31
                                          ======     ======       =====      ======     ======       =====

                                                            SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------
                                                     2000                               1999
                                       --------------------------------   --------------------------------
                                         NET       NUMBER     PER SHARE     NET       NUMBER     PER SHARE
                                        INCOME    OF SHARES    AMOUNTS     INCOME    OF SHARES    AMOUNTS
                                       --------   ---------   ---------   --------   ---------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per share.............  $17,077     22,347       $0.76     $13,112     23,159       $0.57
Effect of dilutive securities:
  Stock options......................       --        300          --          --         --          --
  Restricted stock...................       --         23          --          --         --          --
  Stock warrants.....................       --         82          --          --         --          --
                                       -------     ------       -----     -------     ------       -----
Dilutive earnings per share..........  $17,077     22,752       $0.75     $13,112     23,159       $0.57
                                       =======     ======       =====     =======     ======       =====

    QUARTERLY DIVIDENDS--On January 20, 2000, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.03 per share payable on or about February 16, 2000 to shareholders of record on February 2, 2000. On
April 20, 2000, the Company declared another quarterly common stock cash dividend of $0.03 per share payable on or about May 17, 2000 to shareholders of record on May 3, 2000. For the first half of 2000, cash dividends totaling
$1.3 million have been paid to the Company's shareholders.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

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

    Additionally, on March 23, 2000, the Company issued $10.8 million of junior subordinated deferrable interest debentures. These securities have a scheduled maturity date of March 8, 2030 and bear an interest rate of 10.875% per annum. Interest payments are due on March 8 and September 8 of each year. On July 26, 2000, the Company issued another $10.0 million in junior subordinated deferrable interest debentures. The scheduled maturity date of these securities is July 19, 2030. These securities bear an interest rate of 10.945% per annum and interest payments are due on January 19 and July 19 of each year. Interest payments on these securities are deductible for tax purposes. These securities, which are not registered with the SEC, are recorded in the liability section of the consolidated balance sheet in accordance with GAAP. For regulatory reporting purposes, these securities qualify for Tier 1 capital treatment.

    On July 26, 2000, the Bank formed a closed-end, non-diversified regulated company subsidiary, East West Securities Company, Inc. (the "Fund"), registered under the Investment Company Act of 1940. The holdings of the Fund will consist of cash, investments and loans. The formation of the Fund provides the Bank with the flexibility to raise additional capital in a tax efficient manner for future business opportunities if deemed necessary. There can be no assurance as to the timing or ability of the Bank to raise capital through this subsidiary.

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

    Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company's internal funds transfer pricing system which

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

6. BUSINESS SEGMENTS (CONTINUED)
assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on new loan originations for the period. The Company evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

    Future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure and reporting methodologies.

    The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2000 and 1999:

                                                       THREE MONTHS ENDED JUNE 30, 2000
                                    ----------------------------------------------------------------------
                                     RETAIL    COMMERCIAL              RESIDENTIAL
                                    BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                    --------   ----------   --------   -----------   --------   ----------
                                                                (IN THOUSANDS)
Interest income...................  $ 12,038    $ 15,484    $  8,425    $  9,643     $    530   $   46,120
Charges for funds used............    (8,163)    (11,227)     (7,970)     (8,222)        (106)     (35,688)
                                    --------    --------    --------    --------     --------   ----------
  Interest spread on funds used...     3,875       4,257         455       1,421          424       10,432
                                    --------    --------    --------    --------     --------   ----------
Interest expense..................   (12,733)     (1,379)     (9,657)         --           --      (23,769)
Credit on funds provided..........    22,027       2,590      11,071          --           --       35,688
                                    --------    --------    --------    --------     --------   ----------
  Interest spread on funds
    provided......................     9,294       1,211       1,414          --           --       11,919
                                    --------    --------    --------    --------     --------   ----------
    Net interest income...........  $ 13,169    $  5,468    $  1,869    $  1,421     $    424   $   22,351
                                    ========    ========    ========    ========     ========   ==========

Depreciation and amortization.....  $    950    $    130    $     76    $    144     $    969   $    2,269
Segment pretax profit.............     6,022       3,565       1,349       1,090          217       12,243
Segment assets as of June 30,
  2000............................   487,764     692,389     516,849     513,733      147,666    2,358,401

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

6. BUSINESS SEGMENTS (CONTINUED)

                                                          THREE MONTHS ENDED JUNE 30, 1999
                                        ---------------------------------------------------------------------
                                         RETAIL    COMMERCIAL              RESIDENTIAL
                                        BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                        --------   ----------   --------   -----------   --------   ---------
                                                                   (IN THOUSANDS)
Interest income.......................  $ 6,716     $10,756     $10,135      $ 7,807     $   604    $  36,018
Charges for funds used................   (3,886)     (6,249)     (8,549)      (5,299)        (37)     (24,020)
                                        -------     -------     -------      -------     -------    ---------
  Interest spread on funds used.......    2,830       4,507       1,586        2,508         567       11,998
                                        -------     -------     -------      -------     -------    ---------
Interest expense......................   (9,793)       (691)     (8,197)          --          --      (18,681)
Credit on funds provided..............   13,714       1,226       9,080           --          --       24,020
                                        -------     -------     -------      -------     -------    ---------
  Interest spread on funds provided...    3,921         535         883           --          --        5,339
                                        -------     -------     -------      -------     -------    ---------
    Net interest income...............  $ 6,751     $ 5,042     $ 2,469      $ 2,508     $   567    $  17,337
                                        =======     =======     =======      =======     =======    =========

Depreciation and amortization.........  $   615     $    69     $   121      $    --     $   347    $   1,152
Segment pretax profit.................    1,642       4,171       2,599        1,958         128       10,498
Segment assets as of June 30, 1999....  351,122     448,701     649,315      564,456      83,689    2,097,283

                                                         SIX MONTHS ENDED JUNE 30, 2000
                                      ---------------------------------------------------------------------
                                       RETAIL    COMMERCIAL              RESIDENTIAL
                                      BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                      --------   ----------   --------   -----------   --------   ---------
                                                                 (IN THOUSANDS)
Interest income.....................  $ 22,568    $ 30,655    $ 17,204    $ 18,594     $ 1,340    $  90,361
Charges for funds used..............   (15,168)    (21,685)    (16,447)    (15,542)       (116)     (68,958)
                                      --------    --------    --------    --------     -------    ---------
  Interest spread on funds used.....     7,400       8,970         757       3,052       1,224       21,403
                                      --------    --------    --------    --------     -------    ---------
Interest expense....................   (24,139)     (2,546)    (19,341)         --          --      (46,026)
Credit on funds provided............    41,715       4,926      22,317          --          --       68,958
                                      --------    --------    --------    --------     -------    ---------
  Interest spread on funds
    provided........................    17,576       2,380       2,976          --          --       22,932
                                      --------    --------    --------    --------     -------    ---------
    Net interest income.............  $ 24,976    $ 11,350    $  3,733    $  3,052     $ 1,224    $  44,335
                                      ========    ========    ========    ========     =======    =========

Depreciation and amortization.......  $  2,034    $    188    $    235    $    362     $ 1,444    $   4,263
Segment pretax profit...............    11,505       7,832       3,148       2,447         554       25,486
Segment assets as of June 30,
  2000..............................   487,764     692,389     516,849     513,733     147,666    2,358,401

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

6. BUSINESS SEGMENTS (CONTINUED)

                                                         SIX MONTHS ENDED JUNE 30, 1999
                                     ----------------------------------------------------------------------
                                      RETAIL    COMMERCIAL              RESIDENTIAL
                                     BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                     --------   ----------   --------   -----------   --------   ----------
                                                                 (IN THOUSANDS)
Interest income....................  $ 12,050    $ 19,917    $ 21,496    $ 15,787     $ 1,429    $   70,679
Charges for funds used.............    (7,013)    (11,520)    (18,274)    (10,623)       (128)      (47,558)
                                     --------    --------    --------    --------     -------    ----------
  Interest spread on funds used....     5,037       8,397       3,222       5,164       1,301        23,121
                                     --------    --------    --------    --------     -------    ----------
Interest expense...................   (19,364)     (1,363)    (16,384)         --          --       (37,111)
Credit on funds provided...........    27,037       2,335      18,186          --          --        47,558
                                     --------    --------    --------    --------     -------    ----------
  Interest spread on funds
    provided.......................     7,673         972       1,802          --          --        10,447
                                     --------    --------    --------    --------     -------    ----------
    Net interest income............  $ 12,710    $  9,369    $  5,024    $  5,164     $ 1,301    $   33,568
                                     ========    ========    ========    ========     =======    ==========

Depreciation and amortization......  $  1,180    $    130    $    395    $     --     $   182    $    1,887
Segment pretax profit..............     2,582       8,275       5,169       3,975          43        20,044
Segment assets as of June 30,
  1999.............................   351,122     448,701     649,315     564,456      83,689     2,097,283

7. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Implementation of SFAS No. 133 has been postponed to fiscal periods beginning after June 15, 2000, and will be effective for the Company on January 1, 2001. Early implementation is permitted under this statement. Management of the Company has not yet determined whether the adoption of this standard will have a material impact on the Company's results of operations or financial position when adopted.

    On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under the provisions of SAB No. 101, if a transaction is within the scope of existing specific authoritative literature that provides revenue recognition guidance, such literature should be applied. SAB No. 101 is intended to provide additional or more consistent guidance only in the absence of authoritative literature addressing a specific arrangement or a specific industry as it relates to revenue recognition. It is the view of the SEC that revenue is generally realized or realizable and earned when all of the following criteria are met:
(1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Management does not believe that the bulletin has a material impact on the Company's results of operations or financial position.

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

RESULTS OF OPERATIONS

    The Company reported second quarter 2000 net income of $8.4 million, or $0.37 per basic and diluted share, compared with $7.1 million, or $0.31 per basic and diluted share, reported during the second quarter of 1999. The 18% increase in second quarter net earnings is primarily attributable to continued growth in the loan portfolio and a higher net interest margin, offset by lower noninterest-related revenues and higher operating expenses. The Company's annualized return on average total assets increased to 1.43% for the quarter ended June 30, 2000, from 1.38% for the same period in 1999. The annualized return on average stockholders' equity increased to 21.18% for the second quarter of 2000, compared with 19.26% for the second quarter of 1999.

    Net income for the six months ended June 30, 2000 increased to $17.1 million, or $0.76 per basic share and $0.75 per diluted share, from $13.1 million, or $0.57 per basic and diluted share, for the first six months of 1999. The annualized return on average total assets increased to 1.47% for the first half of 2000, compared with 1.29% for the first half of 1999. The annualized return on average stockholders' equity increased to 22.11% for the first half of 2000, compared with 17.61% for the same period in 1999.

COMPONENTS OF NET INCOME

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                          -------------------------   -------------------------
                                             2000          1999          2000          1999
                                          -----------   -----------   -----------   -----------
                                                (IN MILLIONS)               (IN MILLIONS)
Net interest income.....................    $ 22.4        $ 17.3        $ 44.3        $ 33.6
Provision for loan losses...............      (1.4)         (1.5)         (2.8)         (2.7)
Noninterest income......................       3.5           4.2           7.9           7.5
Noninterest expense.....................     (12.2)         (9.6)        (23.9)        (18.4)
Provision for income taxes..............      (3.9)         (3.3)         (8.4)         (6.9)
                                            ------        ------        ------        ------
  Net income............................    $  8.4        $  7.1        $ 17.1        $ 13.1
                                            ======        ======        ======        ======
Return on average total assets..........      1.43%         1.38%         1.47%         1.29%
                                            ======        ======        ======        ======

NET INTEREST INCOME

    The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the second quarter of 2000 totaled $22.4 million, a 29% increase over net interest income of $17.3 million for the same period in 1999.

    Total interest and dividend income during the quarter ended June 30, 2000 increased 28% to $46.1 million compared with $36.0 million during the same period in 1999. Similarly, year-to-date interest and dividend income increased 28% to $90.4 million, from $70.7 million during the first half of 1999. The increase in interest and dividend income during both the second quarter and the first six months of 2000 is derived primarily from a 13% growth in average earning assets and higher yields on all categories of earning assets. Growth in the Bank's average loan portfolio, partially offset by decreases in all other categories of earning assets, triggered the increase in average earning assets. The net growth in average earning assets was funded largely by increases in time deposits, money market and checking accounts, and noninterest-bearing demand deposits.

    Total interest expense during the second quarter of 2000 increased 27% to $23.8 million compared with $18.7 million for the same period a year ago. For the first half of 2000, total interest expense increased 24% to $46.0 million, from $37.1 million for the first half of 1999. The increase in second quarter and year-to-date 2000 interest expense is primarily attributable to higher rates paid on interest-bearing liabilities and growth in average money market accounts and time deposits, partially offset by a decrease in average FHLB advances.

    Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 51 basis points to 4.03% for the second quarter of 2000, compared with 3.52% for the second quarter of 1999. For the first six months of 2000, the Company's net interest margin increased 59 basis points to 4.02%, from 3.43% for the same period a year ago. The increase in net interest margin for both periods is due to higher overall yields on earning assets primarily resulting from average loan growth of 35% during the second quarter of 2000 and 38% for the first half of 2000, most notably in the multifamily residential, commercial real estate, construction and commercial business segments of the portfolio. Additionally, marked increases in the average prime rate of 150 basis points and 121 basis points during the second quarter and first six months of 2000, respectively, also contributed to higher yields on earning assets.

    The Company's overall cost of funds increased 61 basis points and 46 basis points, respectively, to 4.81% for the second quarter of 2000 and 4.66% for the first six months of 2000. The increase in the Company's overall cost of funds is primarily due to higher rates paid on new time deposits and on all other categories of interest-bearing liabilities resulting from the increase in overall interest rates. Growth in the average volume of time deposits and money markets accounts, partially offset by a decrease in average FHLB advances, further contributed to the increase in the Company's cost of funds.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2000 and 1999:

                                                         THREE MONTHS ENDED JUNE 30,
                                     -------------------------------------------------------------------
                                                   2000                               1999
                                     --------------------------------   --------------------------------
                                                             AVERAGE                            AVERAGE
                                      AVERAGE                 YIELD/     AVERAGE                 YIELD/
                                      BALANCE     INTEREST   RATE (1)    BALANCE     INTEREST   RATE (1)
                                     ----------   --------   --------   ----------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Short-term investments...........  $    1,968   $    45      8.94%    $   39,665   $   607      6.12%
  Taxable investment securities
    (2)(3).........................     500,491     7,824      6.25        643,255     9,280      5.77
  Loans receivable (2)(4)..........   1,695,101    37,667      8.89      1,259,692    25,758      8.18
  FHLB stock.......................      23,473       584      9.95         28,912       373      5.16
                                     ----------   -------               ----------   -------
    Total interest-earning
      assets.......................   2,221,033    46,120      8.31      1,971,524    36,018      7.31
                                                  -------     -----                  -------      ----
Noninterest-earning assets:
  Cash and due from banks..........      48,693                             29,766
  Allowance for loan losses........     (24,345)                           (18,461)
  Other assets.....................      95,943                             79,388
                                     ----------                         ----------
    Total assets...................  $2,341,324                         $2,062,217
                                     ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Checking accounts................  $  109,379   $   330      1.21     $   84,034   $   245      1.17
  Money market accounts............     110,838     1,109      4.00         46,023       351      3.05
  Savings deposits.................     218,299       912      1.67        220,772     1,059      1.92
  Time deposits....................   1,163,452    15,358      5.28        886,165    10,172      4.59
  Short-term borrowings............      37,071       595      6.42         15,035       194      5.16
  FHLB advances....................     329,314     5,174      6.28        528,530     6,660      5.04
  Junior subordinated debt
    securities.....................      10,750       291     10.88             --        --        --
                                     ----------   -------               ----------   -------
    Total interest-bearing
      liabilities..................   1,979,103    23,769      4.81      1,780,559    18,681      4.20
                                                  -------     -----                  -------      ----
Noninterest-bearing liabilities:
  Demand deposits..................     179,128                            110,453
  Other liabilities................      25,123                             23,784
  Stockholders' equity.............     157,970                            147,421
                                     ----------                         ----------
  Total liabilities and
    stockholders' equity...........  $2,341,324                         $2,062,217
                                     ==========                         ==========
Interest rate spread...............                            3.50%                              3.11%
                                                              =====                               ====
Net interest income and net
 interest margin...................               $22,351      4.03%                 $17,337      3.52%
                                                  =======     =====                  =======      ====

--------------------------

(1) Annualized

(2) Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3) Average balances exclude unrealized gains or losses on available for sale securities.

(4) Average balances include nonperforming loans.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2000 and 1999:

                                                          SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------------------------------------
                                                   2000                               1999
                                     --------------------------------   --------------------------------
                                                             AVERAGE                            AVERAGE
                                      AVERAGE                 YIELD/     AVERAGE                 YIELD/
                                      BALANCE     INTEREST   RATE (1)    BALANCE     INTEREST   RATE (1)
                                     ----------   --------   --------   ----------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Short-term investments...........  $    5,413   $   209      7.65%    $   62,551   $ 1,811      5.79%
  Taxable investment securities
    (2)(3).........................     521,893    16,141      6.19        665,911    19,058      5.72
  Loans receivable (2)(4)..........   1,654,270    73,043      8.83      1,196,045    49,017      8.20
  FHLB stock.......................      25,739       968      7.52         31,033       793      5.11
                                     ----------   -------               ----------   -------
    Total interest-earning
      assets.......................   2,207,315    90,361      8.19      1,955,540    70,679      7.23
                                                  -------     -----                  -------     -----
Noninterest-earning assets:
  Cash and due from banks..........      49,836                             29,039
  Allowance for loan losses........     (23,695)                           (17,642)
  Other assets.....................      96,932                             73,076
                                     ----------                         ----------
    Total assets...................  $2,330,388                         $2,040,013
                                     ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Checking accounts................  $  106,690   $   658      1.23     $   81,883   $   470      1.15
  Money market accounts............     101,508     1,734      3.42         42,057       625      2.97
  Savings deposits.................     219,326     2,082      1.90        221,056     2,079      1.88
  Time deposits....................   1,115,265    28,345      5.08        872,077    20,147      4.62
  Short-term borrowings............      24,037       770      6.41         20,842       542      5.20
  FHLB advances....................     402,583    12,116      6.02        529,373    13,248      5.01
  Junior subordinated debt
    securities.....................       5,917       321     10.88             --        --        --
                                     ----------   -------               ----------   -------
    Total interest-bearing
      liabilities..................   1,975,326    46,026      4.66      1,767,288    37,111      4.20
                                                  -------     -----                  -------     -----
Noninterest-bearing liabilities:
  Demand deposits..................     177,872                            104,676
  Other liabilities................      22,688                             19,111
Stockholders' equity...............     154,502                            148,938
                                     ----------                         ----------
  Total liabilities and
    stockholders' equity...........  $2,330,388                         $2,040,013
                                     ==========                         ==========
Interest rate spread...............                            3.53%                              3.03%
                                                              =====                              =====
Net interest income and net
 interest margin...................               $44,335      4.02%                 $33,568      3.43%
                                                  =======     =====                  =======     =====

--------------------------

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

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                            JUNE 30, 2000 VS 1999               JUNE 30, 2000 VS 1999
                                      ---------------------------------   ---------------------------------
                                                     CHANGES DUE TO                      CHANGES DUE TO
                                       TOTAL     ----------------------    TOTAL     ----------------------
                                       CHANGE    VOLUME (1)   RATES (1)    CHANGE    VOLUME (1)   RATES (1)
                                      --------   ----------   ---------   --------   ----------   ---------
                                               (IN THOUSANDS)                      (IN THOUSANDS)
INTEREST-EARNING ASSETS
Short-term investments..............  $  (563)     $(1,093)    $  530     $(1,604)    $ (2,472)    $   868
Taxable investment securities.......   (1,454)      (2,336)       882      (2,914)      (4,653)      1,739
Loans receivable, net...............   11,908        9,520      2,388      24,025       19,988       4,037
FHLB stock..........................      211          (54)       265         175          (99)        274
                                      -------      -------     ------     -------     --------     -------
  Total interest and dividend
    income..........................  $10,102      $ 6,037     $4,065     $19,682     $ 12,764     $ 6,918
                                      -------      -------     ------     -------     --------     -------
INTEREST-BEARING LIABILITIES
Checking accounts...................  $    85      $    76     $    9     $   188     $    151     $    37
Money market accounts...............      758          621        137       1,109        1,003         106
Savings deposits....................     (147)         (12)      (135)          3          (15)         18
Time deposits.......................    5,185        3,505      1,680       8,197        6,032       2,165
Short-term borrowings...............      401          344         57         228           91         137
FHLB advances.......................   (1,486)      (4,306)     2,820      (1,132)      (7,342)      6,210
Junior subordinated debt
  securities........................      292          292         --         322          322          --
                                      -------      -------     ------     -------     --------     -------
  Total interest expense............  $ 5,088      $   520     $4,568     $ 8,915     $    242     $ 8,673
                                      =======      =======     ======     =======     ========     =======
CHANGE IN NET INTEREST INCOME.......  $ 5,014      $ 5,517     $ (503)    $10,767     $ 12,522     $(1,755)
                                      =======      =======     ======     =======     ========     =======

------------------------
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

PROVISION FOR LOAN LOSSES

    The provision for loan losses amounted to $1.4 million for the second quarter of 2000 compared to $1.5 million for the same period in 1999. For the first six months of 2000, the provision for loan losses totaled $2.8 million, compared to $2.7 million for the same period in 1999. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the"Allowance for Loan Losses" section of this report.

NONINTEREST INCOME

COMPONENTS OF NONINTEREST INCOME

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                             ----------------------   -------------------
                                                               2000          1999       2000       1999
                                                             --------      --------   --------   --------
                                                                 (IN MILLIONS)           (IN MILLIONS)
Loan ancillary fees....................................       $ 0.43        $ 0.60     $ 0.96     $ 1.13
Branch fees............................................         1.26          0.88       2.48       1.61
Letters of credit fees and commissions.................         1.08          1.06       2.16       2.04
Net gain on sales of securities available for sale.....           --          0.30       0.26       0.68
Net gain on trading securities.........................        (0.01)         0.41       0.05       0.43
Net gain on sale of affordable housing investments.....           --            --       0.90       0.40
Net gain on sale of branch.............................           --          0.68         --       0.68
Amortization of negative intangibles...................         0.10          0.10       0.21       0.21
Other..................................................         0.61          0.20       0.84       0.38
                                                              ------        ------     ------     ------
  Total................................................       $ 3.47        $ 4.23     $ 7.86     $ 7.56
                                                              ======        ======     ======     ======

    Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, and net gain on sales of investment securities available for sale and affordable housing investments.

    Noninterest income decreased 18% to $3.5 million during the three months ended June 30, 2000, compared to $4.2 million for the same period in 1999 primarily due to lower gain on sales of selected assets. Included in noninterest income for the second quarter of 1999, are a one-time gain on sale of the Company's Irvine branch amounting to $676 thousand, gain on sales of securities available for sale amounting to $305 thousand and gain on trading securities of $407 thousand. There were no such noninterest-related revenues during the second quarter of 2000. Noninterest income for the first half of 2000 increased 4% to $7.9 million, from $7.6 million for the first half of 1999, primarily due to higher branch fees and gain on sale of affordable housing investments, partially offset by lower gains from trading securities and the sale of investment securities available for sale.

    Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees decreased 28% to $430 thousand for the second quarter of 2000, compared to $598 thousand for the same period in 1999. For the first half of 2000, ancillary loan fee income decreased 15% to $958 thousand, from $1.1 million for the first half of 1999. The decrease in ancillary loan fees is primarily due to the Company's deliberate efforts to reduce its secondary marketing activities.

    Branch fees, which represent revenues derived from branch operations, amounted to $1.3 million for the second quarter of 2000, a 43% increase from the $883 thousand earned during the same period in 1999. For the six months ended June 30, 2000, branch fees increased 54% to $2.5 million, compared with $1.6 million for the same period in 1999. The rise in branch fees is primarily due to higher service-related fee income on transaction accounts resulting from the acquisition of American International Bank in mid-January 2000. Further, sustained growth in revenues from analysis charges on commercial deposit accounts and sales of nonproprietary mutual funds also contributed to the increase in branch fee income.

    Letters of credit fees and commissions increased 2% to $1.1 million for the second quarter of 2000. For the six months ended June 30, 2000, letters of credit fees and commissions increased 6% to $2.2 million, compared with $2.0 million for the same period in 1999. This increase is attributed primarily to continued growth in trade finance activities, partially offset by a decrease in issuance and maintenance fees related to standby letters of credit.

NONINTEREST EXPENSE

COMPONENTS OF NONINTEREST EXPENSE

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                            ----------------------      -------------------
                                                              2000          1999          2000       1999
                                                            --------      --------      --------   --------
                                                                (IN MILLIONS)              (IN MILLIONS)
Compensation and other employee benefits..............       $ 5.08        $4.46         $ 9.67     $ 9.14
Net occupancy.........................................         1.93         1.34           3.71       2.70
Amortization of affordable housing investments........         0.99         0.78           1.96       1.19
Amortization of positive intangibles..................         0.84         0.36           1.62       0.67
Data processing.......................................         0.48         0.36           0.92       0.69
Deposit insurance premiums and regulatory
  assessments.........................................         0.12         0.21           0.22       0.42
Other real estate owned operations, net...............        (0.03)        0.02          (0.01)     (0.26)
Other.................................................         2.77         2.05           5.82       3.85
                                                             ------        -----         ------     ------
  Total...............................................       $12.18        $9.58         $23.91     $18.40
                                                             ======        =====         ======     ======
  Efficiency Ratio (1)................................           40%          39%            39%        40%
                                                             ======        =====         ======     ======

------------------------
(1) Excludes the amortization of intangibles and investments in affordable housing partnerships.

    Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 27% to $12.2 million during the second quarter of 2000, from $9.6 million for the same period in 1999. Noninterest expense for the six months ended June 30, 2000 increased 30% to $23.9 million, from $18.4 million for the first half of 1999. The increase in noninterest expense is primarily due to higher expenses related to compensation and other employee benefits, occupancy, and amortization of intangibles.

    Compensation and employee benefits increased 14% to $5.1 million during the second quarter of 2000, compared to $4.5 million for the same period last year. For the first half of 2000, compensation and employee benefits increased 6% to $9.7 million, compared to $9.1 million for the same period in 1999. The rise in compensation and employee benefits is primarily related to the acquisition of American International Bank and also to the addition of several new loan officers with specialized lending experience.

    Occupancy expenses increased 44% to $1.9 million during the second quarter of 2000, compared to $1.3 million for the same period in 1999. For the first six months of 2000, occupancy expenses increased 37% to $3.7 million, from $2.7 million for the same period in 1999. The increase in occupancy expenses reflects the operations for the eight branch offices of American International Bank, an overhead factor which was not present during 1999. Additionally, the impact of normal rent adjustments in existing leases, and increased expenses related to the enhancement and maintenance of the Company's computer network system further contributed to the rise in occupancy expenses.

    The amortization of investments in affordable housing partnerships increased 28% to $991 thousand during the 2000 second quarter, compared with $777 thousand for the same period in 1999. For the six months ended June 30, 2000, the amortization of investments in affordable housing partnerships increased 65% to $2.0 million, from $1.2 million for the first half of 1999. The increase in amortization reflects the impact of $10.6 million in additional affordable housing investment purchases made since the second quarter of 1999, partially offset by sales totaling $6.7 million.

    The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 135% to $842 thousand during the second quarter of 2000, compared to $358 thousand for the second quarter of 1999. For the six months ended June 30, 2000, the amortization of positive intangibles increased 143% to $1.6 million, from $668 thousand for the same period a year ago. The increase in the amortization of positive intangibles is due to the acquisitions of First Central Bank and American International Bank. Combined goodwill of $14.0 million and deposit premiums of $8.6 million were recorded by the Company for both transactions which are being amortized straight line over 15 and 7 years, respectively.

    Data processing expenses increased 34% to $479 thousand for the second quarter of 2000, compared to $358 thousand for the second quarter of 1999. For the six months ended June 30, 2000, data processing expenses increased 33% to $921 thousand, from $690 thousand for the same period in 1999. The increase in data processing expenses for both periods is primarily related to the acquisition of American International Bank.

    Deposit insurance premiums and regulatory assessments decreased 40% to $124 thousand for the quarter ended June 30, 2000, compared with $208 thousand for the same period in 1999. For the first half of 2000, deposit insurance premiums decreased 47% to $220 thousand, from $416 thousand for the first half of 1999. This is primarily due to a significant decrease in the Savings Association Insurance Fund ("SAIF") Financing Corporation ("FICO") assessment rate effective in 2000. The annualized FICO rate decreased to 2.12 basis points and 2.08 basis points for the first and second quarters of 2000, respectively, compared with
6.10 basis points and 5.88 basis points for the first and second quarters of 1999, respectively.

    Net income related to OREO operations, which include net rental income collected from OREO properties and net gains or losses on subsequent sales, totaled $37 thousand for the second quarter of 2000, compared with net expenses of $23 thousand for the prior year period. For the six months ended June 30, 2000, net income related to OREO operations decreased 97% to $7 thousand, from $261 thousand for the same period in 1999.

    Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 35% to $2.8 million during the quarter ended June 30, 2000, compared with $2.1 million for the same period in 1999. For the first six months of 2000, other operating expenses increased 51% to $5.8 million, from $3.9 million for the first half of 1999. The increase in other operating expenses is due primarily to the Company's continued expansion, which includes the recent acquisitions of First Central Bank and American International Bank, as well as internal growth.

    Despite the Company's growth trend over the past several years, ongoing efforts to closely manage operational expenses continue to favorably impact the Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles). The Company's efficiency ratio increased marginally to 40% for the quarter ended June 30, 2000, compared to 39% for the corresponding quarter in 1999. For the first six months of 2000, the Company's efficiency ratio improved to 39%, compared to 40% for the same period a year ago.

PROVISION FOR INCOME TAXES

    The provision for income taxes increased 14% to $3.9 million for the second quarter of 2000, compared with $3.4 million for the same period in 1999. This is primarily due to higher pretax income partially offset by tax credits from qualified affordable housing investments. Tax credits utilized during the second quarter of 2000 totaled $1.0 million, compared to $945 thousand for the second quarter of 1999. The second quarter 2000 provision reflects an effective tax rate of 31.7%, compared with 32.4% for the second quarter of 1999.

    For the six months ended June 30, 2000, the provision for income taxes totaled $8.4 million, a 21% increase from the $6.9 million income tax expense recorded for the same period a year ago. The effective tax rate of 33.0% for the first half of 2000 reflects tax credits of $2.0 million, compared with an effective tax rate of 34.6% for the first half of 1999 reflecting tax credits of $1.5 million.

BALANCE SHEET ANALYSIS

    The Company's total assets increased $205.8 million, or 10%, to $2.36 billion as of June 30, 2000, primarily due to loan growth. The increase in total assets was funded by increases of $312.5 million in deposits, $37.4 million in short-term borrowings and $10.8 million in junior subordinated debt securities, partially offset by decreases in FHLB advances of $171.5 million.

INVESTMENT SECURITIES AVAILABLE FOR SALE

    Total investment securities available for sale decreased 1% to $490.4 million as of June 30, 2000. Investment securities with a net carrying value of $64.9 million were acquired from American International Bank during the first quarter of 2000, substantially all of which were sold during the same period. Total repayments and proceeds from sales of available for sale securities amounted to $35.2 million and $64.6 million, respectively, during the six months ended June 30, 2000. Proceeds from repayments and sales were applied towards additional investment securities purchases, repayment of FHLB advances, and funding a portion of the loan originations made during the first half of the 2000. The Bank recorded net gains totaling $261 thousand on sales of available for sale securities during the six months ended June 30, 2000.

    The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of June 30, 2000 and December 31, 1999:

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
AS OF JUNE 30, 2000
U.S. Treasury securities............................  $  8,015        $--       $     --     $  8,015
U.S. Government agency securities...................    75,620         --         (9,643)      65,977
Obligations of states and political subdivisions....       200          1             --          201
Mortgage-backed securities..........................   407,212         60        (15,233)     392,039
Trust preferred securities..........................    24,530         --           (355)      24,175
                                                      --------        ---       --------     --------
  Total investment securities available for sale....  $515,577        $61       $(25,231)    $490,407
                                                      ========        ===       ========     ========

AS OF DECEMBER 31, 1999
U.S. Treasury securities............................  $    985        $--       $    (10)    $    975
U.S. Government agency securities...................    75,610         --         (6,739)      68,871
Obligations of states and political subdivisions....       200          2             --          202
Mortgage-backed securities..........................   440,525         51        (14,198)     426,378
                                                      --------        ---       --------     --------
  Total investment securities available for sale....  $517,320        $53       $(20,947)    $496,426
                                                      ========        ===       ========     ========

LOANS

    Net loans receivable increased $170.5 million, or 12% to $1.7 billion at June 30, 2000. Excluding the $105.2 million of net loans acquired from American International Bank, loan growth during the first six months of 2000 amounted to $66.9 million, or 4%, compared to year-end 1999 levels. The increase in loans was funded primarily through deposit growth and through repayments and sales of investment securities available for sale.

    The growth in loans, excluding loans acquired from American International Bank, is comprised primarily of increases in single family loans of $33.7 million or 12%, construction loans of $13.0 million or 11%, commercial business loans, including trade finance products, of $29.5 million or 12%, and consumer loans, including home equity lines of credit, of $9.4 million or 39%. Partially offsetting the growth in these loan categories was a reduction in multifamily loans of $9.5 million or 3% and commercial real estate loans of $9.7 million or 2%, primarily as a result of the Company's increased loan participation activity during 2000.

    The following table sets forth the composition of the loan portfolio as of the dates indicated:

                                         JUNE 30, 2000         DECEMBER 31, 1999         JUNE 30, 1999
                                     ---------------------   ---------------------   ---------------------
                                       AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                     ----------   --------   ----------   --------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential, one to four units...  $  312,114     18.6%    $  278,161     18.4%    $  259,772     19.3%
  Residential, multifamily.........     301,707     17.9        311,193     20.6        258,902     19.3
  Commercial and industrial real
    estate.........................     588,701     35.0        518,074     34.4        469,218     34.9
  Construction.....................     142,697      8.5        122,363      8.1         96,089      7.1
                                     ----------    -----     ----------    -----     ----------    -----
    Total real estate loans........   1,345,219     80.0      1,229,791     81.5      1,083,981     80.6
                                     ----------    -----     ----------    -----     ----------    -----

Other loans:
  Business, commercial.............     297,426     17.7        248,865     16.5        235,956     17.5
  Automobile.......................       5,850      0.3          5,284      0.4          4,981      0.4
  Other consumer...................      33,624      2.0         23,834      1.6         20,107      1.5
                                     ----------    -----     ----------    -----     ----------    -----
    Total other loans..............     336,900     20.0        277,983     18.5        261,044     19.4
                                     ----------    -----     ----------    -----     ----------    -----
        Total gross loans..........   1,682,119    100.0%     1,507,774    100.0%     1,345,025    100.0%
                                     ----------    =====     ----------    =====     ----------    =====

Unearned fees, premiums and
  discounts, net...................        (390)                   (289)                   (502)
Allowance for loan losses..........     (24,580)                (20,844)                (20,019)
                                     ----------              ----------              ----------
    Loans receivable, net..........  $1,657,149              $1,486,641              $1,324,504
                                     ==========              ==========              ==========

NONPERFORMING ASSETS

    Nonaccrual loans, which include loans 90 days or more past due, totaled
$7.7 million at June 30, 2000, compared with $10.9 million at year-end 1999. Nonaccrual loans as a percentage of total loans outstanding were 0.46% and 0.73% at June 30, 2000 and December 31,1999, respectively. Loans totaling
$2.7 million were placed on nonaccrual status during the second quarter of 2000. These additions to nonaccrual loans were offset by $2.5 million in payoffs, $1.3 million in chargeoffs, and $1.6 million in loans brought current. Additions to nonaccrual loans during the second quarter of 2000 were comprised of $1.2 million in residential single family loans, $264 thousand in commercial business loans, and $1.2 million in trade finance loans. For the six months ended June 30, 2000, nonaccrual loans decreased by $5.6 million due to payoffs totaling $2.9 million, gross chargeoffs totaling $2.0 million, loans brought current totaling $650 thousand, and one loan transferred to other real estate owned totaling $52 thousand. These were offset by $2.4 million of loans placed on nonaccrual status during the six months ended June 30, 2000.

    Restructured loans or loans that have had their original terms modified totaled $4.1 million at June 30, 2000, compared with $4.7 million at year-end 1999. The decrease in restructured loans is primarily due to payments received during the first six months of 2000.

    Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $830 thousand and $577 thousand at June 30, 2000 and December 31, 1999, respectively. During the first six months of 2000, additions to OREO totaling $311 thousand were comprised of a parcel of commercial land acquired from American International Bank and two single family residential properties. One property with a carrying value of $44 thousand was sold during the six months ended June 30, 2000. The net gain recognized on this sale was $3 thousand.

    The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned as of the dates indicated:

                                          JUNE 30,    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,    JUNE 30,
                                            2000         2000          1999             1999          1999
                                          ---------   ----------   -------------   --------------   ---------
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans........................   $ 7,664      $10,426       $10,933          $ 5,843       $ 5,508
Accruing loans past due 90 days or
  more..................................        --           --            --               --            --
                                           -------      -------       -------          -------       -------
  Total nonperforming loans.............     7,664       10,426        10,933            5,843         5,508
                                           -------      -------       -------          -------       -------

Restructured loans......................     4,142        4,113         4,700            6,060         7,249
Other real estate owned, net............       830          888           577            2,823         3,034
                                           -------      -------       -------          -------       -------
  Total nonperforming assets............   $12,636      $15,427       $16,210          $14,726       $15,791
                                           =======      =======       =======          =======       =======
Total nonperforming assets to total
  assets................................      0.54%        0.66%         0.75%            0.71%         0.75%
Allowance for loan losses to
  nonperforming loans...................    320.72       230.31        190.65           351.41        363.45
Nonperforming loans to total gross
  loans.................................      0.46         0.63          0.73             0.42          0.41

    At June 30, 2000, the Bank had classified $17.6 million of its loans as impaired, compared with $20.9 million at December 31, 1999. Specific reserves on impaired loans totaled $1.4 million at June 30, 2000 and $1.3 million at December 31, 1999. Total chargeoffs on impaired loans totaled $3 thousand and $184 thousand for the six months ended June 30, 2000 and 1999, respectively. The Bank's average recorded investment in impaired loans for the six months ended June 30, 2000 and 1999 were $17.8 million and $13.2 million, respectively. During the six months ended June 30, 2000 and 1999, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $957 thousand and $630 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $759 thousand and $468 thousand, respectively.

ALLOWANCE FOR LOAN LOSSES

    Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known, as well as inherent, risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at June 30, 2000, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

    The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At June 30, 2000, the allowance for loan losses amounted to $24.6 million, or 1.46% of total loans, compared with $20.8 million, or 1.38% of total loans, at December 31, 1999, and $20.0 million, or 1.49% of total loans, at June 30, 1999. The $3.7 million increase in the allowance for loan losses at June 30, 2000, from year-end 1999, is primarily due to $2.3 million in allowance for losses acquired from American International Bank. The remaining $1.5 million increase in the allowance during the first six months of 2000 is comprised of $2.8 million in additional loss provisions less $1.3 million in net chargeoffs recorded during the period.

    The provision for loan losses of $1.4 million for the second quarter of 2000 represents a 6% decrease from the $1.5 million in loss provisions recorded during the second quarter of 1999. Second quarter 2000 net chargeoffs totaling $832 thousand represent 0.05% of average loans outstanding for the three months ended June 30, 2000. This compares to net chargeoffs of $177 thousand, or 0.01% of average loans outstanding for the same period in 1999. For the six months ended June 30, 2000, the provision for loan losses totaled $2.8 million, a 4% increase over the $2.7 million provision recorded during the same period in 1999. Net chargeoffs for the first half of 2000 totaling $1.3 million represent 0.08% of average loans outstanding for the six months ended June 30, 2000. This compares to net chargeoffs of $323 thousand for the first half of 1999, or 0.03% of average loans outstanding. The Bank continues to record loss provisions to compensate for both the growth and the changing composition of the overall loan portfolio, reflecting a shift towards commercial real estate, construction and commercial business loans.

    The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2000 and 1999:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Allowance balance, beginning of period........  $   24,012   $   17,560   $   20,844   $   16,506
Allowance from acquisition....................          --        1,150        2,256        1,150
Provision for loan losses.....................       1,400        1,486        2,800        2,686
Charge-offs:
  1-4 family residential real estate..........          --           18           --           21
  Multifamily real estate.....................          --           39           --           39
  Commercial and industrial real estate.......          --           --            3           --
  Business, commercial........................       1,277          274        2,029          601
  Automobile..................................           7           --            7           --
  Other.......................................          --            1           --            1
                                                ----------   ----------   ----------   ----------
    Total charge-offs.........................       1,284          332        2,039          662
                                                ----------   ----------   ----------   ----------
Recoveries:
  1-4 family residential real estate..........          27           --          227           --
  Multifamily real estate.....................          --           --            9           70
  Commercial and industrial real estate.......           7          (43)           7           27
  Business, commercial........................         388          198          442          228
  Automobile..................................          30           --           33           14
  Other.......................................          --           --            1           --
                                                ----------   ----------   ----------   ----------
    Total recoveries..........................         452          155          719          339
                                                ----------   ----------   ----------   ----------
      Net charge-offs.........................         832          177        1,320          323
                                                ----------   ----------   ----------   ----------
Allowance balance, end of period..............  $   24,580   $   20,019   $   24,580   $   20,019
Average loans outstanding.....................  $1,695,101   $1,259,692   $1,654,270   $1,196,045
Total gross loans outstanding, end of
  period......................................  $1,682,119   $1,345,025   $1,682,119   $1,345,025
Net charge-offs to average loans..............       0.05%        0.01%        0.08%        0.03%
Allowance for loan losses to total gross
  loans.......................................        1.46         1.49         1.46         1.49

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

    The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                                 JUNE 30, 2000       DECEMBER 31, 1999       JUNE 30, 1999
                                              -------------------   -------------------   -------------------
                                               AMOUNT       %        AMOUNT       %        AMOUNT       %
                                              --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
1-4 family residential real estate..........  $   272      18.6%    $   345      18.4%    $   497      19.3%
Multifamily real estate.....................    1,396      17.9       2,735      20.6       3,316      19.3
Commercial and industrial real estate.......    3,722      35.0       3,110      34.4       3,659      34.9
Construction................................    3,038       8.5       2,597       8.1       1,489       7.1
Business, commercial........................   12,375      17.7       9,244      16.5       7,498      17.5
Automobile..................................       20       0.3          30       0.4          26       0.4
Consumer and other..........................       26       2.0           9       1.6          29       1.5
Year 2000 exposure..........................       --                    --                   650
Unallocated.................................    3,731                 2,774                 2,855
                                              -------     -----     -------     -----     -------     -----
  Total.....................................  $24,580     100.0%    $20,844     100.0%    $20,019     100.0%
                                              =======     =====     =======     =====     =======     =====

    Despite a 12% increase in the volume of single family loans at June 30, 2000 from year-end 1999 levels, allocated reserves on single family loans decreased $73 thousand, or 21%, to $272 thousand. primarily due to a decrease in the loss factor for single family loans that are not classified (i.e. rated "pass.") Over 98% of the loans within this category are rated "pass."

    Allocated reserves on multifamily loans decreased $1.3 million, or 49%, to $1.4 million as of June 30, 2000 primarily due to a significantly lower level of criticized (i.e. rated "special mention") assets within this loan category when compared to year-end 1999 levels. Further, a 3% decrease in the volume of loans in this loan category at June 30, 2000 in comparison to December 31, 1999 also contributed to the decrease in allocated reserves on this pool of loans.

    Allocated reserves on commercial real estate loans increased $612 thousand, or 20%, to $3.7 million primarily due to a 14% increase in the volume of loans in this category since December 31, 1999. In addition, the loss factor on commercial real estate loans rated "pass" decreased at June 30, 2000 when compared to the loss factor at December 31, 1999. Almost 99% of all commercial real estate loans have a "pass" rating.

    The $441 thousand, or 17%, increase in allocated reserves on construction loans to $3.0 million is primarily due to the increase in the volume of loans in this category, which rose 17% at June 30, 2000 relative to year-end 1999 levels.

    Allocated reserves on commercial business loans increased $3.1 million, or 34%, to $12.4 million as of June 30, 2000 for two reasons: a 20% increase in loan volume since year-end 1999 and higher levels of classified assets within this loan category compared to December 31, 1999 classifications.

    The allowance for loan losses of $24.6 million at June 30, 2000 exceeded the Bank's allocated allowance by $3.7 million, or 15% of the total allowance. This compares to an unallocated allowance of $2.8 million, or 13%, as of December 31, 1999. The $3.7 million unallocated allowance at June 30, 2000 is essentially comprised of two elements. First, the Bank has set aside approximately $2.1 million, or 10% of the allocated allowance amount of $20.9 million at June 30, 2000, to compensate for the estimation risk associated with the classification migration and individual loan review analysis methodologies. The second element, which accounts for approximately
$1.4 million of the unallocated allowance, has been established for the foreign transaction risk associated with credit lines extended to financial institutions in foreign countries totaling $83.0 million. Loss factors, ranging from 0.50% to 2.50% of the total credit facility, have been assigned to absorb the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which range from BBB to AA.

DEPOSITS

    Deposits increased $312.5 million, or 21%, to $1.81 billion at June 30, 2000. The increase in deposits reflects $170.8 million in deposits acquired from American International Bank in January 2000. Excluding this transaction, internal deposit growth amounted to $141.8 million, or 9%, over December 31, 1999. This internal growth was primarily due to a 9% increase in time deposits of $93.6 million, resulting from the growth in brokered deposits and various promotions associated with the Chinese New Year holiday. Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits. Excluding deposits acquired from American International Bank, noninterest-bearing demand deposits increased $15.8 million, or 12%, and money market accounts increased $22.2 million, or 32%, primarily due to new and existing commercial account relationships.

    Included in time deposits at June 30, 2000 are $124.6 million of brokered deposits, compared with $82.7 million as of December 31, 1999. The increase of $41.9 million essentially reflects the continued replacement of Federal Home Loan Bank advances with brokered deposits as an alternate source of funding. The transition to brokered deposits as an alternate source of funding enabled the Bank to release some investment securities which were previously pledged as collateral against FHLB advances.

BORROWINGS

    The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase increased to $38.0 million at June 30, 2000, compared to $600 thousand at December 31, 1999. The increase in short-term borrowings during the first half of 2000 was primarily due to partial repayments of FHLB advances. FHLB advances decreased 36% to $310.5 million as of June 30, 2000, a decrease of $171.5 million from December 31, 1999. The decrease in FHLB advances resulted primarily from the growth in brokered deposits and short-term borrowings as alternate sources of funding. Cash acquired from American International Bank and runoffs on investment securities available for sale also contributed to the decrease in FHLB advances during the first six months of 2000.

CAPITAL RESOURCES

    The primary source of capital for the Company is the retention of net after tax earnings. At June 30, 2000, stockholders' equity totaled $163.8 million, a 9% increase from $150.1 million as of December 31, 1999. The increase is due primarily to: (i) net income of $17.1 million during the first six months of 2000; (ii) net issuance of common stock totaling $45 thousand from the exercise of stock options; and (iii) stock compensation costs amounting to $228 thousand related to the Company's Restricted Stock Award Program. These transactions were offset by (i) payment of first and second quarter 2000 cash dividends totaling $1.3 million; (ii) forfeitures of restricted stock awards totaling $75 thousand; and (iii) a net increase of $2.5 million in unrealized losses on available-for-sale securities.

    Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At June 30, 2000, the Bank's Tier 1 and total capital ratios were 9.1% and 10.4%, respectively, compared to 9.3% and 10.6%, respectively, at December 31, 1999.

    During the first half of 2000, the Company filed a $50 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to this filing, the Company may offer new common stock, trust preferred, preferred stock and/or other debentures to augment its capital resources. The timing and amount of offerings will depend on market and general business conditions. The Company intends to utilize the net proceeds from the sale of securities for general business purposes, which include supporting the growth of its commercial banking activities and possible future acquisitions. Additionally, the Company has issued a total of $20.8 million of junior subordinated deferrable interest debentures in two separate transactions. These securities qualify as Tier 1 capital for regulatory reporting purposes.

    The following table compares the Company's and the Bank's actual capital ratios at June 30, 2000, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                                             MINIMUM          WELL
                                                   EAST WEST   EAST WEST    REGULATORY    CAPITALIZED
                                                    BANCORP      BANK      REQUIREMENTS   REQUIREMENTS
                                                   ---------   ---------   ------------   ------------
Total Capital (to Risk-Weighted Assets)..........    10.4%       10.4%          8.0%          10.0%
Tier 1 Capital (to Risk-Weighted Assets).........     9.1         9.1           4.0            6.0
Tier 1 Capital (to Average Assets)...............     7.2         7.1           4.0            5.0

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

    During the six months ended June 30, 2000 and 1999, the Company experienced net cash inflows of $14.3 million and $22.5 million, respectively, from operating activities. The increase in net cash inflows from operating activities for both periods was due primarily to the growth in interest income on loans and investment securities. For the six months ended June 30, 1999, net proceeds from sales of loans held for sale also contributed to operating cash inflows for the period. Net cash outflows from investing activities totaled $192.3 million and $140.0 million, respectively, for the six months ended June 30, 2000 and 1999, primarily due to the growth of the Bank's loan portfolio. Financing activities provided net cash inflows of $186.9 million and $27.3 million, respectively, for the six months ended June 30, 2000 and 1999. Deposit growth largely accounted for the increase in net cash inflows from financing activities for both periods.

    As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At June 30, 2000, the Bank's available borrowing capacity includes approximately $30.3 million in repurchase arrangements, $47.0 million in federal funds line facilities, and $245.7 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At June 30, 2000, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

    The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the second quarter of 2000, total dividends paid by the Bank to East West Bancorp, Inc. totaled $331 thousand, compared with $6.8 million for the second quarter of 1999. For the six months ended June 30, 2000, total dividends paid by the Bank to East West Bancorp, Inc. totaled $1.2 million compared to $14.7 million for the same period in 1999. As of June 30, 2000, approximately $38.3 million of undivided profits of the Bank were available for dividends to the Company.

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

    The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2000 and December 31, 1999, assuming a parallel shift of 100 to 200 basis points in both directions:

                                                       NET INTEREST INCOME         NET PORTFOLIO VALUE
                                                         VOLATILITY (1)              VOLATILITY (2)
                                                    -------------------------   -------------------------
             CHANGE IN INTEREST RATES               JUNE 30,    DECEMBER 31,    JUNE 30,    DECEMBER 31,
                  (BASIS POINTS)                      2000          1999          2000          1999
                  --------------                    ---------   -------------   ---------   -------------
                       +200                             4.4%          2.6%         (13.9)%       (13.0)%
                       +100                             3.6%          2.1%          (4.3)%        (5.3)%
                       -100                            (3.6)%        (2.7)%          8.0%          8.5%
                       -200                            (7.3)%        (5.9)%          9.2%          8.5%

--------------------------

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

    All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2000 and December 31, 1999. At June 30, 2000 and December 31, 1999, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

    The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of June 30, 2000 and December 31, 1999. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                                             EXPECTED MATURITY OR REPRICING DATE BY YEAR
                                  -----------------------------------------------------------------
                                                                                            AFTER                  FAIR VALUE AT
                                     2000        2001       2002       2003       2004       2004       TOTAL      JUNE 30, 2000
                                  ----------   --------   --------   --------   --------   --------   ----------   --------------
                                                                      (DOLLARS IN THOUSANDS)
AT JUNE 30, 2000
ASSETS:
Short-term investments.........   $    5,000   $    --    $    --    $    --    $    --    $     --   $    5,000     $    5,000
  Weighted average rate........        6.00%       --%        --%        --%        --%         --%        6.00%
Investment securities
  available-
  for-sale (fixed rate)........   $   47,780   $48,916    $35,161    $28,552    $22,584    $137,622   $  320,615     $  301,659
  Weighted average rate........        6.14%     6.20%      6.14%      6.15%      6.17%       6.35%        6.24%
Investment securities
  available-
  for-sale (variable rate).....   $  194,962   $    --    $    --    $    --    $    --    $     --   $  194,962     $  188,748
  Weighted average rate........        6.87%       --%        --%        --%        --%         --%        6.87%
Total gross loans..............   $1,370,283   $95,412    $74,178    $51,747    $37,554    $ 52,946   $1,682,120     $1,682,199
  Weighted average rate........        9.20%     8.12%      7.95%      8.00%      8.08%       8.13%        8.95%

LIABILITIES:
Checking accounts..............   $  107,783   $    --    $    --    $    --    $    --    $     --   $  107,783     $  107,783
  Weighted average rate........        1.26%       --%        --%        --%        --%         --%        1.26%
Money market accounts..........   $  116,361   $    --    $    --    $    --    $    --    $     --   $  116,361     $  116,361
  Weighted average rate........        3.77%       --%        --%        --%        --%         --%        3.77%
Savings deposits...............   $  223,199   $    --    $    --    $    --    $    --    $     --   $  223,199     $  223,199
  Weighted average rate........        1.92%       --%        --%        --%        --%         --%        1.92%
Time deposits..................   $1,109,919   $28,305    $ 7,143    $ 1,850    $ 1,791    $ 29,905   $1,178,913     $1,176,333
  Weighted average rate........        5.34%     5.29%      5.87%      5.23%      5.69%       7.00%        5.39%
Short-term borrowings..........   $   38,000   $    --    $    --    $    --    $    --    $     --   $   38,000     $   38,000
  Weighted average rate........        6.59%       --%        --%        --%        --%         --%        6.59%
FHLB advances..................   $  286,500   $ 5,000    $ 9,000    $10,000    $    --    $     --   $  310,500     $  311,380
  Weighted average rate........        6.60%     6.55%      6.21%      5.78%        --%         --%        6.56%
Junior subordinated debt
  securities...................   $       --   $    --    $    --    $    --    $    --    $ 10,750   $   10,750     $   11,632
  Weighted average rate........          --%       --%        --%        --%        --%      10.88%       10.88%

                                             EXPECTED MATURITY OR REPRICING DATE BY YEAR
                                  -----------------------------------------------------------------
                                                                                            AFTER                  FAIR VALUE AT
                                     1999        2000       2001       2002       2003       2003       TOTAL      DEC. 31, 1999
                                  ----------   --------   --------   --------   --------   --------   ----------   --------------
                                                                      (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 1999
ASSETS:
Short-term investments.........   $   10,000   $    --    $    --    $    --    $    --    $     --   $   10,000     $   10,000
  Weighted average rate........        4.00%       --%        --%        --%        --%         --%        4.00%
Investment securities
  available-for-sale (fixed
  rate)........................   $   49,783   $41,527    $35,429    $30,313    $24,322    $110,906   $  292,280     $  275,783
  Weighted average rate........        6.13%     6.14%      6.14%      6.14%      6.15%       6.16%        6.15%
Investment securities
  available-for-sale (variable
  rate)........................   $  225,040   $    --    $    --    $    --    $    --    $     --   $  225,040     $  220,643
  Weighted average rate........        6.43%       --%        --%        --%        --%         --%        6.43%
Total gross loans..............   $1,299,273   $78,110    $44,223    $32,686    $27,286    $ 26,196   $1,507,774     $1,511,241
  Weighted average rate........        8.42%     8.10%      8.02%      8.16%      8.21%       7.65%        8.37%

LIABILITIES:
Checking accounts..............   $   89,545   $    --    $    --    $    --    $    --    $     --   $   89,545     $   89,545
  Weighted average rate........        1.22%       --%        --%        --%        --%         --%        1.22%
Money market accounts..........   $   69,434   $    --    $    --    $    --    $    --    $     --   $   69,434     $   69,434
  Weighted average rate........        3.38%       --%        --%        --%        --%         --%        3.38%
Savings deposits...............   $  211,818   $    --    $    --    $    --    $    --    $     --   $  211,818     $  211,818
  Weighted average rate........        1.85%       --%        --%        --%        --%         --%        1.85%
Time deposits..................   $  930,167   $36,894    $ 1,250    $   667    $ 2,202    $ 30,000   $1,001,180     $1,002,176
Weighted average rate..........        4.70%     5.03%      5.06%      5.09%      5.50%       7.00%        4.79%
Short-term borrowings..........   $      600   $    --    $    --    $    --    $    --    $     --   $      600     $      600
  Weighted average rate........        5.75%       --%        --%        --%        --%         --%        5.75%
FHLB advances..................   $  468,000   $    --    $    --    $14,000    $    --    $     --   $  482,000     $  482,507
Weighted average rate..........        5.86%       --%        --%      5.94%        --%         --%        5.87%

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

    The Bank enters into interest rate swap agreements for the purposes of converting fixed rate loans and deposits to floating rate assets and liabilities. The total gross notional amount of interest rate swaps was $58.5 million as of June 30, 2000 and December 31, 1999. At June 30, 2000, the net unrealized loss on the entire swap agreement portfolio was $1.2 million compared to a net unrealized loss of $1.4 million at December 31, 1999.

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

    The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of June 30, 2000 and December 31, 1999. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                               EXPECTED MATURITY
                              ----------------------------------------------------              UNREALIZED    AVERAGE
                                                                           AFTER                   GAIN      EXPECTED
                                2000       2001       2002       2003       2003      TOTAL       (LOSS)     MATURITY
                              --------   --------   --------   --------   --------   --------   ----------   ---------
                                                               (DOLLARS IN THOUSANDS)

AT JUNE 30, 2000

Interest rate swap
  agreements:

Notional amount............     $--      $10,000    $18,500    $    --    $30,000    $58,500      $(1,194)   5.6 Years

Weighted average receive
  rate.....................     --%        6.14%      6.13%        --%      7.00%      6.58%

Weighted average pay
  rate.....................     --%        6.46%      6.45%        --%      6.17%      6.31%

Interest rate cap
  agreements:

Notional amount............     $--      $18,000    $18,000    $    --    $    --    $36,000      $    --    1.6 Years

LIBOR cap rate.............     --%        6.50%      7.00%        --%        --%      6.75%

                                               EXPECTED MATURITY
                              ----------------------------------------------------              UNREALIZED    AVERAGE
                                                                           AFTER                   GAIN      EXPECTED
                                1999       2000       2001       2002       2002      TOTAL       (LOSS)     MATURITY
                              --------   --------   --------   --------   --------   --------   ----------   ---------
                                                               (DOLLARS IN THOUSANDS)

AT DECEMBER 31, 1999

Interest rate swap
  agreements:

Notional amount............     $--      $    --    $10,000    $18,500    $30,000    $58,500      $(1,408)   6.1 Years

Weighted average receive
  rate.....................     --%          --%      5.24%      5.29%      7.00%      6.16%

Weighted average pay
  rate.....................     --%          --%      6.46%      6.45%      6.10%      6.27%

Interest rate cap
  agreements:

Notional amount............     $--      $    --    $18,000    $18,000    $    --    $36,000      $    --    2.1 Years

LIBOR cap rate.............     --%          --%      6.50%      7.00%        --%      6.75%

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

    (b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the second quarter of 2000.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2000                                 EAST WEST BANCORP, INC.
                                                       (Registrant)

                                                       By:                /s/ JULIA GOUW
                                                            -----------------------------------------
                                                                            JULIA GOUW
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER