Form 10-Q
period 2000-09-30
EAST WEST BANCORP INC
filed 2000-11-14
CIK 1069157

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

MARK ONE

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of common stock of the registrant outstanding as of October 31, 2000: 22,812,283 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION.................................................      3

         Item 1.  Interim Consolidated Financial Statements...................    3-7

                  Notes to Interim Consolidated Financial Statements..........   8-14

         Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations...............  15-37

         Item 3.  Quantitative and Qualitative Disclosures of Market Risks....     37

PART II--OTHER INFORMATION....................................................     38

         Item 1.  Legal Proceedings...........................................     38

         Item 2.  Changes in Securities and Use of Proceeds...................     38

         Item 3.  Defaults upon Senior Securities.............................     38

         Item 4.  Submission of Matters to a Vote of Security Holders.........     38

         Item 5.  Other Information...........................................     38

         Item 6.  Exhibits and Reports on Form 8-K............................     38

SIGNATURE.....................................................................     39

                         PART I--FINANCIAL INFORMATION

               ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents...................................   $   51,541      $   43,497
Investment securities available for sale, at fair value
  (with amortized cost of $498,201 in 2000 and $517,320 in
  1999).....................................................      477,697         496,426
Loans receivable, net of allowance for loan losses of
  $24,679 in 2000 and $20,844 in 1999.......................    1,704,010       1,486,641
Investment in Federal Home Loan Bank stock, at cost.........       18,854          26,954
Other real estate owned.....................................          929             577
Investments in affordable housing partnerships..............       20,842          26,485
Premises and equipment, net.................................       26,993          22,646
Premiums on deposits acquired, net..........................        8,258           3,812
Excess of purchase price over fair value of net assets
  acquired, net.............................................       16,712           6,770
Accrued interest receivable and other assets................       45,079          30,503
Deferred tax asset..........................................       15,610           8,319
                                                               ----------      ----------
    TOTAL...................................................   $2,386,525      $2,152,630
                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts...................................   $1,877,232      $1,500,529
Short-term borrowings.......................................       38,000             600
Federal Home Loan Bank advances.............................      234,000         482,000
Notes payable...............................................           --           1,532
Accrued expenses and other liabilities......................       36,781          15,861
Junior subordinated debt securities (Note 5)................       20,750              --
                                                               ----------      ----------
    Total liabilities.......................................    2,206,763       2,000,522
                                                               ----------      ----------
FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE
  PRICE, NET................................................        1,716           2,028
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDER'S EQUITY (Notes 4 and 5)
Common stock (par value of $0.001 per share)
  Authorized--50,000,000 shares
  Issued--24,286,283 shares and 23,908,731 shares in 2000
    and 1999, respectively
  Outstanding--22,790,022 shares and 22,422,868 shares in
    2000 and 1999, respectively respectively................           24              24
Additional paid in capital..................................      115,782         111,306
Retained earnings...........................................       90,837          67,001
Deferred compensation.......................................       (1,428)           (863)
Treasury stock, at cost: 1,496,261 shares and 1,485,863
  shares in 2000 and 1999, respectively.....................      (14,770)        (14,659)
Accumulated other comprehensive loss, net of tax............      (12,399)        (12,729)
                                                               ----------      ----------
  Total stockholders' equity................................      178,046         150,080
                                                               ----------      ----------
    TOTAL...................................................   $2,386,525      $2,152,630
                                                               ==========      ==========

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
INTEREST AND DIVIDEND INCOME
  Loans receivable, including fees..........................  $38,119    $28,590    $111,163   $ 77,607
  Investment securities available for sale..................    8,202      8,426      24,344     27,470
  Investment securities held for trading....................       --         67          --         81
  Short-term investments....................................      536        383         743      2,194
  Federal Home Loan Bank stock..............................      432        356       1,400      1,149
                                                              -------    -------    --------   --------
    Total interest and dividend income......................   47,289     37,822     137,650    108,501
                                                              -------    -------    --------   --------

INTEREST EXPENSE
  Customer deposit accounts.................................   19,301     12,977      52,120     36,298
  Short-term borrowings.....................................      639         54       1,410        596
  Federal Home Loan Bank advances...........................    4,281      6,180      16,396     19,428
  Junior subordinated debt securities.......................      490         --         811         --
                                                              -------    -------    --------   --------
    Total interest expense..................................   24,711     19,211      70,737     56,322
                                                              -------    -------    --------   --------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES........   22,578     18,611      66,913     52,179

PROVISION FOR LOAN LOSSES...................................    1,300      1,320       4,100      4,006
                                                              -------    -------    --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   21,278     17,291      62,813     48,173
                                                              -------    -------    --------   --------

NONINTEREST INCOME
  Loan fees.................................................      418        419       1,376      1,545
  Branch fees...............................................    1,140        889       3,616      2,500
  Letters of credit fees and commissions....................    1,139      1,062       3,301      3,101
  Net gain on sales of investment securities available for
    sale....................................................       --         --         261        685
  Net gain (loss) on trading securities.....................      (60)       841         (12)     1,266
  Net gain on sales of investment in affordable housing
    partnerships............................................      374         --       1,279        402
  Net gain on sale of branch................................       --         --          --        676
  Amortization of fair value of net assets acquired in
    excess of purchase price................................      104        104         312        312
  Other operating income....................................      545        229       1,389        616
                                                              -------    -------    --------   --------
    Total noninterest income................................    3,660      3,544      11,522     11,103
                                                              -------    -------    --------   --------

NONINTEREST EXPENSE
  Compensation and employee benefits........................    5,080      4,773      14,751     13,910
  Net occupancy.............................................    1,892      1,571       5,598      4,272
  Data processing...........................................      459        383       1,380      1,073
  Amortization of premiums on deposits acquired and excess
    of purchase price over fair value of net assets
    acquired................................................      865        452       2,487      1,120
  Amortization of investment in affordable housing
    partnerships............................................      958        866       2,914      2,053
  Deposit insurance premiums and regulatory assessments.....      119        223         339        638
  Other real estate owned operations, net...................     (108)       198        (115)       (63)
  Other operating expenses..................................    2,985      2,171       8,807      6,031
                                                              -------    -------    --------   --------
    Total noninterest expense...............................   12,250     10,637      36,161     29,034
                                                              -------    -------    --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES....................   12,688     10,198      38,174     30,242
PROVISION FOR INCOME TAXES..................................    3,910      3,169      12,319     10,101
                                                              -------    -------    --------   --------
NET INCOME..................................................  $ 8,778    $ 7,029    $ 25,855   $ 20,141
                                                              =======    =======    ========   ========

BASIC EARNINGS PER SHARE (Note 4)...........................  $  0.39    $  0.31    $   1.16   $   0.88
DILUTED EARNINGS PER SHARE (Note 4).........................  $  0.38    $  0.31    $   1.12   $   0.88
AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC.................   22,406     22,392      22,367     22,901
AVERAGE NUMBER OF SHARES OUTSTANDING--DILUTED...............   23,356     22,448      22,991     22,917

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                        ACCUMULATED
                                                   ADDITIONAL                                              OTHER
                                         COMMON     PAID-IN     RETAINED     DEFERRED      TREASURY    COMPREHENSIVE
                                         STOCK      CAPITAL     EARNINGS   COMPENSATION     STOCK     LOSS, NET OF TAX
                                        --------   ----------   --------   -------------   --------   ----------------
                                                                    (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1999..............    $24       $109,976    $41,718       $    --      $     --       $   (888)
Comprehensive income:
  Net income for the year.............                           28,027
  Net unrealized loss on securities...                                                                     (11,841)
Comprehensive income..................
Stock compensation costs..............                                            249
Issuance of 105,003 shares under
  Restricted Stock Plan...............                 1,112                   (1,112)
Issuance of 28,728 shares under
  Employee Stock Purchase Plan........                   218
Purchase of 1,485,863 shares of
  treasury stock......................                                                      (14,659)
Dividends paid on common
  stock...............................                           (2,744)
                                          ---       --------    -------       -------      --------       --------
BALANCE, DECEMBER 31, 1999............    $24       $111,306    $67,001       $  (863)     $(14,659)      $(12,729)
Comprehensive income:
  Net income for the period...........                           25,855
  Net unrealized gain on securities...                                                                         330
Comprehensive income..................
Stock compensation costs..............                     4                      321
Issuance of 9,087 shares under Stock
  Incentive Plan......................                   107
Issuance of 1,500 shares under
  Restricted Stock Plan...............                    18                      (18)
Issuance of 31,174 shares under
  Employee Stock Purchase Plan........                   285
Issuance of 232,500 shares pursuant to
  exercise of stock warrants..........                 2,325
Issuance of 103,291 shares for
  acquisition of Risk Services,
  Inc.................................                 1,737                     (868)
Purchase of 10,398 shares of treasury
  stock...............................                                                         (111)
Dividends paid on common
  stock...............................                           (2,019)
                                          ---       --------    -------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2000...........    $24       $115,782    $90,837       $(1,428)     $(14,770)      $(12,399)
                                          ===       ========    =======       =======      ========       ========


                                                            TOTAL
                                        COMPREHENSIVE   STOCKHOLDERS'
                                           INCOME          EQUITY
                                        -------------   -------------
                                           (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1999..............                     $150,830
Comprehensive income:
  Net income for the year.............    $ 28,027           28,027
  Net unrealized loss on securities...     (11,841)         (11,841)
                                          --------
Comprehensive income..................    $ 16,186
                                          ========
Stock compensation costs..............                          249
Issuance of 105,003 shares under
  Restricted Stock Plan...............                           --
Issuance of 28,728 shares under
  Employee Stock Purchase Plan........                          218
Purchase of 1,485,863 shares of
  treasury stock......................                      (14,659)
Dividends paid on common
  stock...............................                       (2,744)
                                                           --------
BALANCE, DECEMBER 31, 1999............                     $150,080
Comprehensive income:
  Net income for the period...........    $ 25,855           25,855
  Net unrealized gain on securities...         330              330
                                          --------
Comprehensive income..................    $ 26,185
                                          ========
Stock compensation costs..............                          325
Issuance of 9,087 shares under Stock
  Incentive Plan......................                          107
Issuance of 1,500 shares under
  Restricted Stock Plan...............                           --
Issuance of 31,174 shares under
  Employee Stock Purchase Plan........                          285
Issuance of 232,500 shares pursuant to
  exercise of stock warrants..........                        2,325
Issuance of 103,291 shares for
  acquisition of Risk Services,
  Inc.................................                          869
Purchase of 10,398 shares of treasury
  stock...............................                         (111)
Dividends paid on common
  stock...............................                       (2,019)
                                                           --------
BALANCE, SEPTEMBER 30, 2000...........                     $178,046
                                                           ========

                                                               NINE MONTHS        YEAR
                                                                  ENDED          ENDED
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
DISCLOSURE OF RECLASSIFICATION AMOUNTS:
Unrealized holding loss arising during period, net of tax
  expense (benefit) of $324 in 2000 and $(7,620) in 1999....      $ 486         $(11,430)
Less: Reclassification adjustment for gain included in net
  income, net of tax expense of $104 in 2000 and $274 in
  1999......................................................       (156)            (411)
                                                                  -----         --------
Net unrealized gain (loss) on securities, net of tax expense
  (benefit) of $220 in 2000 and $(7,894) in 1999............      $ 330         $(11,841)
                                                                  =====         ========

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                     NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $    25,855   $    20,141
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        6,427         2,987
    Net loan fees deferred..................................        1,101         1,752
    Stock compensation costs................................          325            --
    Deferred tax benefit....................................       (2,497)       (2,458)
    Provision for loan losses...............................        4,100         4,006
    Provision for other real estate owned losses............           --           102
    Net gain on sales of investment securities and other
     assets.................................................       (1,770)       (2,037)
    Gain on trading securities..............................           12        (1,266)
    Federal Home Loan Bank stock dividends..................       (1,386)       (1,233)
    Proceeds from sale of trading securities................           --        80,206
    Purchases of trading securities.........................           --       (78,940)
    Proceeds from sale of loans held for sale...............        8,284        43,135
    Originations of loans held for sale.....................       (8,383)      (33,972)
    Increase in accrued interest receivable and other
     assets, net of effects from purchase of American
     International Bank and First Central Bank..............       (9,865)       (1,570)
    Increase in accrued expenses and other liabilities, net
     of effects from purchase of American International Bank
     and First Central Bank.................................       17,593         4,023
                                                              -----------   -----------
      Total adjustments.....................................       13,941        14,735
                                                              -----------   -----------
      Net cash provided by operating activities.............       39,796        34,876
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans.......................................      (82,373)      (99,554)
  Purchases of:
    Interest bearing deposits in banks......................         (100)           --
    Investment securities available for sale................      (98,066)     (419,612)
    Loans receivable........................................     (140,008)     (188,072)
    Federal Home Loan Bank stock............................       (1,326)       (1,808)
    Investment in affordable housing partnerships...........       (5,544)       (7,975)
    Premises and equipment..................................       (7,334)       (1,226)
  Proceeds from sale of:
    Investment securities available for sale................       64,639       177,758
    Other real estate owned.................................          783         2,628
    Investment in affordable housing partnerships...........        9,552         3,267
    Premises and equipment..................................           --             2
  Proceeds from redemption of interest bearing deposits in
    banks...................................................          100            --
  Repayments, maturity and redemption of investment
    securities available for sale...........................       55,754       382,969
  Redemption of Federal Home Loan Bank stock................       10,812         8,200
  Repayments on foreclosed properties.......................           38           100
  Investment in nonbank entity..............................         (250)           --
  Payment for purchase of First Central Bank, net of cash
    received................................................         (380)       (5,295)
  Payment for purchase of American International Bank, net
    of cash received........................................      (24,514)           --
  Payment for purchase of Risk Services, Inc., net of cash
    received................................................         (311)           --
                                                              -----------   -----------
      Net cash used in investing activities.................     (218,528)     (148,618)
                                                              -----------   -----------

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                     NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits....................................      376,702       172,812
  Net increase in short-term borrowings.....................       37,400         3,000
  Proceeds from Federal Home Loan Bank advances.............   13,250,000    13,043,000
  Repayment of Federal Home Loan Bank advances..............  (13,498,000)  (13,208,000)
  Proceeds from issuance of junior subordinated debt
    securities..............................................       20,750            --
  Repayments of notes payable on affordable housing
    investments.............................................       (1,532)       (2,400)
  Proceeds from common stock options and warrants
    exercised...............................................        2,432            --
  Proceeds from issuance of common stock under Employee
    Stock Purchase Plan.....................................          285            --
  Net proceeds from issuance of common stock related to
  acquisition of Risk Services Inc..........................          869            --
  Repurchases of common stock...............................         (111)      (13,493)
  Dividends paid on common stock............................       (2,019)       (2,070)
                                                              -----------   -----------
      Net cash provided by (used in) financing activities...      186,776        (7,151)
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        8,044      (120,893)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       43,497       161,131
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    51,541   $    40,238
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................  $    68,712   $    55,640
  Income tax payments, net..................................       14,232        14,050
  Noncash investing and financing activities:
    Other real estate acquired through foreclosure..........        1,025         1,320
    Loans made to facilitate sales of other real estate
     owned..................................................           --           650
    Investment in affordable housing partnerships acquired
     through notes payable..................................           --         3,033

      See accompanying notes to interim consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly-owned subsidiary bank, East West Bank and subsidiaries (the "Bank"). Intercompany transactions and accounts have been eliminated.

    The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended September 30, 2000 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10K for the year ended December 31, 1999.

    Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.  ACQUISITIONS

    AMERICAN INTERNATIONAL BANK--On January 18, 2000, the Company completed its $33.1 million acquisition of American International Bank ("AIB") in an all-cash transaction. American International Bank, with assets of $202 million, was a state-chartered bank with eight branches in Southern California. AIB specialized in servicing small-to-medium sized companies involved in international trade and other areas, as well as offering a full range of personal banking products and services to a predominantly Chinese-American customer base.

    The acquisition of AIB was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of approximately $10.2 million, which is being amortized using the straight-line method over 15 years.

    RISK SERVICES, INC. (DBA EAST WEST INSURANCE AGENCY)--On August 22, 2000, the Company completed the acquisition of Risk Services, Inc. (the "Agency") in a stock swap transaction. Risk Services, Inc., with assets of $819 thousand as of September 30, 2000, is an unrelated agent providing business and consumer insurance services to the Southern California market. The Agency will continue to run autonomously as a wholly owned subsidiary of East West Bancorp, Inc.

    In exchange for all of the outstanding stock of Risk Services, Inc., the Company issued a total of 103,291 new shares of East West Bancorp, Inc. common stock, par value of $.001. The total cash value of the shares issued was approximately $1.7 million. Approximately half of the shares issued for the acquisition of the Agency, or 51,645 shares, are held in escrow by the Company and are subject to a three-and-a-half year earn-out period pursuant to the provisions of the Agreement and Plan of Merger dated August 8, 2000. The acquisition of the Agency was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

fair values as of the acquisition date. The Company recorded total goodwill of approximately $311 thousand, which is being amortized using the straight-line method over 15 years.

    PRIME BANK--On November 2, 2000, the Company announced that it has signed a definitive agreement to acquire Prime Bank for a combination of shares and cash valued at approximately $14.5 million. Prime Bank, with assets of $110 million, is a one-branch commercial bank located in the Century City area of Los Angeles. Prime Bank focuses on providing a wide range of services to commercial, real estate and professional firms located in the West Los Angeles market based upon a committed relationship approach to business banking. In addition to commercial real estate loans and business term loans and lines of credit, Prime provides specialty depository services to entertainment, title and escrow and other sectors. The acquisition is anticipated to be completed in the first quarter of 2001 subject to regulatory and Prime Bank shareholder approval.

3.  COMMITMENTS AND CONTINGENCIES

    CREDIT EXTENSIONS--In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. Commitments are included in determining the appropriate level of the allowance for loan losses. As of September 30, 2000, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $272.9 million, $156.7 million, and $35.4 million, respectively.

    LITIGATION--The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.

4.  STOCKHOLDERS' EQUITY

    EARNINGS PER SHARE--The actual number of shares outstanding at September 30, 2000, was 22,790,022. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options, warrants and restricted stock.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

    The following tables set forth the Company's earnings per share calculations for the three and nine months ended September 30, 2000 and 1999:

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------------------------------
                                                            2000                               1999
                                              --------------------------------   --------------------------------
                                                NET       NUMBER     PER SHARE     NET       NUMBER     PER SHARE
                                               INCOME    OF SHARES    AMOUNTS     INCOME    OF SHARES    AMOUNTS
                                              --------   ---------   ---------   --------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per share....................   $8,778     22,406       $0.39      $7,029     22,392       $0.31
Effect of dilutive securities:
  Stock options.............................       --        718                      --          2
  Restricted stock..........................       --         40                      --         49
  Stock warrants............................       --        192                      --          5
                                               ------     ------       -----      ------     ------       -----
Dilutive earnings per share.................   $8,778     23,356       $0.38      $7,029     22,448       $0.31
                                               ======     ======       =====      ======     ======       =====

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------
                                                           2000                               1999
                                             --------------------------------   --------------------------------
                                               NET       NUMBER     PER SHARE     NET       NUMBER     PER SHARE
                                              INCOME    OF SHARES    AMOUNTS     INCOME    OF SHARES    AMOUNTS
                                             --------   ---------   ---------   --------   ---------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per share...................  $25,855     22,367       $1.16     $20,141     22,901       $0.88
Effect of dilutive securities:
  Stock options............................       --        467                      --         --
  Restricted stock.........................       --         29                      --         16
  Stock warrants...........................       --        128                      --         --
                                             -------     ------       -----     -------     ------       -----
Dilutive earnings per share................  $25,855     22,991       $1.12     $20,141     22,917       $0.88
                                             =======     ======       =====     =======     ======       =====

    QUARTERLY DIVIDENDS--During 2000, the Company's Board of Directors declared regular quarterly common stock cash dividends of $0.03 per share. Quarterly cash dividends were paid on or about February 16, 2000, May 17, 2000 and August 25, 2000 to shareholders of record on February 2, 2000, May 3, 2000, and August 8, 2000, respectively. For the nine months ended September 30, 2000, cash dividends totaling $2.0 million have been paid to the Company's shareholders.

5.  SIGNIFICANT TRANSACTIONS

    SHELF REGISTRATION--During the first quarter of 2000, the Company filed a $50 million universal shelf registration statement with the Securities and Exchange Commission ("SEC") which became effective on February 22, 2000. Pursuant to the filing, the Company may, from time to time, offer new common stock, trust preferred, preferred stock and/or other debentures. The timing and amount of offerings will depend on market and general business conditions. The Company will utilize the net proceeds from the sale of securities for general business purposes, including supporting the growth of its commercial banking activities and possible future acquisitions.

    JUNIOR SUBORDINATED DEBENTURES--Additionally, on March 23, 2000, the Company issued $10.8 million of junior subordinated deferrable interest debentures. These securities have a scheduled maturity date of March 8, 2030 and bear an interest rate of 10.875% per annum. Interest payments are due on March 8 and September 8 of each year. On July 26, 2000, the Company issued another
$10.0 million in junior subordinated deferrable interest debentures. The scheduled maturity date of

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

these securities is July 19, 2030. These securities bear an interest rate of 10.945% per annum and interest payments are due on January 19 and July 19 of each year. Interest payments on these securities are deductible for tax purposes. These securities, which are not registered with the SEC, are recorded in the liability section of the consolidated balance sheet in accordance with GAAP. For regulatory reporting purposes, these securities qualify for Tier 1 capital treatment.

    REGULATED INVESTMENT COMPANY--On July 26, 2000, the Bank formed a closed-end, non-diversified regulated company subsidiary, East West Securities Company, Inc. (the "Fund"), registered under the Investment Company Act of 1940. The holdings of the Fund will consist of cash, investments and loans. The formation of the Fund provides the Bank with the flexibility to raise additional capital in a tax efficient manner for future business opportunities if deemed necessary. There can be no assurance as to the timing or ability of the Bank to raise capital through this subsidiary.

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

    Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company's internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on new loan originations for the period. The Company evaluates overall performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

    Future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure and reporting methodologies.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

    The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2000 and 1999:

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2000
                                              ----------------------------------------------------------------------
                                               RETAIL    COMMERCIAL              RESIDENTIAL
                                              BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                              --------   ----------   --------   -----------   --------   ----------
                                                                          (IN THOUSANDS)
Interest income.............................  $ 12,485    $ 14,832    $  9,211     $  9,912    $    849   $   47,289
Charges for funds used......................    (8,661)    (10,658)     (9,063)      (8,570)       (277)     (37,229)
                                              --------    --------    --------     --------    --------   ----------
  Interest spread on funds used.............     3,824       4,174         148        1,342         572       10,060
                                              --------    --------    --------     --------    --------   ----------
Interest expense............................   (14,028)     (1,426)     (9,257)          --          --      (24,711)
Credit on funds provided....................    23,564       2,688      10,977           --          --       37,229
                                              --------    --------    --------     --------    --------   ----------
  Interest spread on funds provided.........     9,536       1,262       1,720           --          --       12,518
                                              --------    --------    --------     --------    --------   ----------
    Net interest income.....................  $ 13,360    $  5,436    $  1,868     $  1,342    $    572   $   22,578
                                              ========    ========    ========     ========    ========   ==========
Depreciation and amortization...............  $  1,085    $    148    $     59     $    140    $    732   $    2,164
Segment pretax profit.......................     6,274       2,836       1,997        1,021         560       12,688
Segment assets as of September 30, 2000.....   516,372     695,106     507,559      541,640     125,848    2,386,525

                                                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                ----------------------------------------------------------------------
                                                 RETAIL    COMMERCIAL              RESIDENTIAL
                                                BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                                --------   ----------   --------   -----------   --------   ----------
                                                                            (IN THOUSANDS)
Interest income...............................  $  8,203    $ 11,955    $  9,061     $  8,022    $   581    $   37,822
Charges for funds used........................    (4,904)     (7,385)     (7,925)      (5,743)       (11)      (25,968)
                                                --------    --------    --------     --------    -------    ----------
  Interest spread on funds used...............     3,299       4,570       1,136        2,279        570        11,854
                                                --------    --------    --------     --------    -------    ----------
Interest expense..............................   (10,454)       (804)     (7,953)          --         --       (19,211)
Credit on funds provided......................    15,390       1,468       9,110           --         --        25,968
                                                --------    --------    --------     --------    -------    ----------
  Interest spread on funds provided...........     4,936         664       1,157           --         --         6,757
                                                --------    --------    --------     --------    -------    ----------
    Net interest income.......................  $  8,235    $  5,234    $  2,293     $  2,279    $   570    $   18,611
                                                ========    ========    ========     ========    =======    ==========
Depreciation and amortization.................  $    701    $     62    $   (102)    $     --    $   439    $    1,100
Segment pretax profit.........................     2,226       3,752       2,564        1,673        (17)       10,198
Segment assets as of September 30, 1999.......   366,609     448,175     564,410      599,216     89,207     2,067,617

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30, 2000
                                               ----------------------------------------------------------------------
                                                RETAIL    COMMERCIAL              RESIDENTIAL
                                               BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                               --------   ----------   --------   -----------   --------   ----------
Interest income..............................  $ 35,053    $ 45,487    $ 26,415     $ 28,506    $  2,189   $  137,650
Charges for funds used.......................   (23,829)    (32,343)    (25,510)     (24,112)       (393)    (106,187)
                                               --------    --------    --------     --------    --------   ----------
  Interest spread on funds used..............    11,224      13,144         905        4,394       1,796       31,463
                                               --------    --------    --------     --------    --------   ----------
Interest expense.............................   (38,167)     (3,972)    (28,598)          --          --      (70,737)
Credit on funds provided.....................    65,279       7,614      33,294           --          --      106,187
                                               --------    --------    --------     --------    --------   ----------
  Interest spread on funds provided..........    27,112       3,642       4,696           --          --       35,450
                                               --------    --------    --------     --------    --------   ----------
    Net interest income......................  $ 38,336    $ 16,786    $  5,601     $  4,394    $  1,796   $   66,913
                                               ========    ========    ========     ========    ========   ==========
Depreciation and amortization................  $  3,119    $    336    $    294     $    502    $  2,176   $    6,427
Segment pretax profit........................    17,779      10,668       5,145        3,468       1,114       38,174
Segment assets as of September 30, 2000......   516,372     695,106     507,559      541,640     125,848    2,386,525

                                                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               ----------------------------------------------------------------------
                                                RETAIL    COMMERCIAL              RESIDENTIAL
                                               BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                               --------   ----------   --------   -----------   --------   ----------
                                                                           (IN THOUSANDS)
Interest income..............................  $ 20,253    $ 31,872    $ 30,557     $ 23,809    $ 2,010    $  108,501
Charges for funds used.......................   (11,917)    (18,905)    (26,199)     (16,366)      (139)      (73,526)
                                               --------    --------    --------     --------    -------    ----------
  Interest spread on funds used..............     8,336      12,967       4,358        7,443      1,871        34,975
                                               --------    --------    --------     --------    -------    ----------
Interest expense.............................   (29,818)     (2,167)    (24,337)          --         --       (56,322)
Credit on funds provided.....................    42,427       3,803      27,296           --         --        73,526
                                               --------    --------    --------     --------    -------    ----------
  Interest spread on funds provided..........    12,609       1,636       2,959           --         --        17,204
                                               --------    --------    --------     --------    -------    ----------
    Net interest income......................  $ 20,945    $ 14,603    $  7,317     $  7,443    $ 1,871    $   52,179
                                               ========    ========    ========     ========    =======    ==========
Depreciation and amortization................  $  1,881    $    192    $    293     $     --    $   621    $    2,987
Segment pretax profit........................     4,808      12,027       7,733        5,648         26        30,242
Segment assets as of September 30, 1999......   366,609     448,175     564,410      599,216     89,207     2,067,617

7.  RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Implementation of SFAS No. 133 has been postponed to fiscal periods beginning after June 15, 2000, and will be effective for the Company on January 1, 2001. Management of the Company

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

does not believe that the adoption of this standard will have a material impact on the Company's results of operations or financial position.

    REVENUE RECOGNITION IN FINANCIAL STATEMENTS--On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under the provisions of SAB No. 101, if a transaction is within the scope of existing specific authoritative literature that provides revenue recognition guidance, such literature should be applied. SAB No. 101 is intended to provide additional or more consistent guidance only in the absence of authoritative literature addressing a specific arrangement or a specific industry as it relates to revenue recognition. It is the view of the SEC that revenue is generally realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Management does not believe that the bulletin has a material impact on the Company's results of operations or financial position.

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES--In September 2000, the FASB issued SFAS
No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES--A REPLACEMENT TO FASB STATEMENT NO. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS
No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a "financial-components approach" that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe that the adoption of this standard will have a material impact on the Company's results of operations or financial position when adopted.

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

RESULTS OF OPERATIONS

    The Company reported third quarter 2000 net income of $8.8 million, or $0.39 per basic share and $0.38 per diluted share, compared with $7.0 million, or $0.31 per basic and diluted share, reported during the third quarter of 1999. The 25% increase in third quarter net earnings is primarily attributable to continued growth in the loan portfolio, a higher net interest margin and a moderate increase in noninterest-related revenues partially offset by higher operating expenses. The Company's annualized return on average total assets increased to 1.50% for the quarter ended September 30, 2000, from 1.34% for the same period in 1999. The annualized return on average stockholders' equity increased to 20.97% for the third quarter of 2000, compared with 19.37% for the third quarter of 1999.

    Net income for the nine months ended September 30, 2000 increased to $25.9 million, or $1.16 per basic share and $1.12 per diluted share, from $20.1 million, or $0.88 per basic and diluted share, for the first nine months of 1999. The annualized return on average total assets increased to 1.48% for the first three quarters of 2000, compared with 1.30% for the same period in 1999. The annualized return on average stockholders' equity increased to 21.70% for the first three quarters of 2000, compared with 18.19% for the same period in 1999.

COMPONENTS OF NET INCOME

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 (IN MILLIONS)         (IN MILLIONS)
Net interest income.........................................   $ 22.6     $ 18.6     $ 66.9     $ 52.2
Provision for loan losses...................................     (1.3)      (1.3)      (4.1)      (4.0)
Noninterest income..........................................      3.7        3.5       11.5       11.1
Noninterest expense.........................................    (12.3)     (10.6)     (36.1)     (29.1)
Provision for income taxes..................................     (3.9)      (3.2)     (12.3)     (10.1)
                                                               ------     ------     ------     ------
Net income..................................................   $  8.8     $  7.0     $ 25.9     $ 20.1
                                                               ======     ======     ======     ======

Return on average total assets..............................     1.50%      1.34%      1.48%      1.30%
                                                               ======     ======     ======     ======

NET INTEREST INCOME

    The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the third quarter of 2000 totaled $22.6 million, a 21% increase over net interest income of $18.6 million for the same period in 1999.

    Total interest and dividend income during the quarter ended September 30, 2000 increased 25% to $47.3 million compared with $37.8 million during the same period in 1999. Similarly, year-to-date interest and dividend income increased 27% to $137.7 million, from $108.5 million during the first three quarters of 1999. The increase in interest and dividend income during both the third quarter and the first nine months of 2000 is derived primarily from the growth in average earning assets and higher yields on all categories of earning assets. Growth in the Bank's average loan portfolio, partially offset by decreases in the other categories of earning assets, triggered the increase in average earning assets. The net growth in average earning assets was funded largely by increases in time deposits, money market accounts, and noninterest-bearing demand deposits.

    Total interest expense during the third quarter of 2000 increased 29% to $24.7 million compared with $19.2 million for the same period a year ago. For the first nine months of 2000, total interest expense increased 26% to $70.7 million, from $56.3 million for the first nine months of 1999. The increase in third quarter and year-to-date 2000 interest expense is primarily attributable to higher rates paid on interest-bearing liabilities and growth in average money market accounts and time deposits, partially offset by a decrease in average FHLB advances.

    Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 37 basis points to 4.09% for the third quarter of 2000, compared with 3.72% for the third quarter of 1999. For the first nine months of 2000, the Company's net interest margin increased 52 basis points to 4.04%, from 3.52% for the same period a year ago. The increase in net interest margin for both periods is due to higher overall yields on earning assets primarily resulting from an average loan growth of 20% during the third quarter of 2000 and 31% for the first three quarters of 2000, most notably in the multifamily residential, commercial real estate, construction and commercial business segments of the portfolio. Additionally, marked increases in the average prime rate of 131 basis points and 125 basis points during the third quarter and first nine months of 2000, respectively, further contributed to higher yields on earning assets.

    The Company's overall cost of funds increased 84 basis points and 59 basis points, respectively, to 5.08% for the third quarter of 2000 and 4.80% for the first nine months of 2000. For the third quarter of 2000, the increase in the Company's cost of funds was primarily due to the increase in rates on all categories of interest-bearing deposits, with the exception of short-term borrowings, partially offset by a decrease in the volume of FHLB advances. The increase in rates paid is due to a rise in overall interest rates. For the nine months ended September 30, 2000, the increase in the overall cost of funds is primarily due to higher rates on all categories of interest-bearing liabilities, also resulting from the increase in overall interest rates. Growth in the average volume of time deposits and money markets accounts, partially offset by a decrease in average FHLB advances, further contributed to the increase in the Company's cost of funds for the nine months ended September 30, 2000.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2000 and 1999:

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------------------
                                                                        2000                                  1999
                                                          --------------------------------      --------------------------------
                                                                                  AVERAGE                               AVERAGE
                                                           AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                                           BALANCE     INTEREST   RATE(1)        BALANCE     INTEREST   RATE(1)
                                                          ----------   --------   --------      ----------   --------   --------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Short-term investments................................  $   28,747   $   536      7.44%       $   25,074   $   383      6.11%
  Taxable investment securities(2)(3)...................     508,412     8,202      6.45           570,422     8,493      5.96
  Loans receivable(2)(4)................................   1,653,432    38,119      9.22         1,379,199    28,590      8.29
  FHLB stock............................................      19,663       432      8.79            27,606       356      5.16
                                                          ----------   -------                  ----------   -------
    Total interest-earning assets.......................   2,210,254    47,289      8.56         2,002,301    37,822      7.56
                                                                       -------     -----                     -------      ----
Noninterest-earning assets:
  Cash and due from banks...............................      44,217                                38,870
  Allowance for loan losses.............................     (25,040)                              (20,477)
  Other assets..........................................     107,889                                72,545
                                                          ----------                            ----------
    Total assets........................................  $2,337,320                            $2,093,239
                                                          ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Checking accounts.....................................  $  108,417       355      1.31        $   93,914       295      1.26
  Money market accounts.................................     116,800     1,097      3.76            62,926       503      3.20
  Savings deposits......................................     219,986     1,089      1.98           213,544       945      1.77
  Time deposits.........................................   1,195,534    16,760      5.61           965,306    11,234      4.66
  Short-term borrowings.................................      37,712       639      6.79             2,873        54      7.52
  FHLB advances.........................................     254,064     4,281      6.74           472,910     6,180      5.23
  Junior subordinated debt securities...................      18,033       490     10.85                --        --        --
                                                          ----------   -------                  ----------   -------
    Total interest-bearing liabilities..................   1,950,546    24,711      5.08         1,811,473    19,211      4.24
                                                                       -------     -----                     -------      ----
Noninterest-bearing liabilities:
  Demand deposits.......................................     190,077                               121,176
  Other liabilities.....................................      29,249                                15,457
  Stockholders' equity..................................     167,448                               145,133
                                                          ----------                            ----------
    Total liabilities and stockholders' equity..........  $2,337,320                            $2,093,239
                                                          ==========                            ==========
Interest rate spread....................................                            3.48%                                 3.32%
                                                                                   =====                                  ====
Net interest income and net interest margin.............               $22,578      4.09%                    $18,611      3.72%
                                                                       =======     =====                     =======      ====

------------------------------

(1) Annualized

(2) Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3) Average balances exclude unrealized gains or losses on available for sale securities.

(4) Average balances include nonperforming loans.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2000 and 1999:

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------------------------------------------
                                                                      2000                                  1999
                                                        --------------------------------      --------------------------------
                                                                                AVERAGE                               AVERAGE
                                                         AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                                         BALANCE     INTEREST   RATE(1)        BALANCE     INTEREST   RATE(1)
                                                        ----------   --------   --------      ----------   --------   --------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Short-term investments..............................  $   13,247   $    743     7.47%       $   49,921   $  2,194     5.86%
  Taxable investment securities(2)(3).................     517,371     24,344     6.27           636,918     27,551     5.77
  Loans receivable(2)(4)..............................   1,653,777    111,163     8.96         1,257,768     77,607     8.23
  FHLB stock..........................................      23,699      1,400     7.88            29,878      1,149     5.13
                                                        ----------   --------                 ----------   --------
    Total interest-earning assets.....................   2,208,094    137,650     8.31         1,974,485    108,501     7.33
                                                                     --------    -----                     --------     ----
Noninterest-earning assets:
  Cash and due from banks.............................      47,949                                32,352
  Allowance for loan losses...........................     (24,147)                              (18,598)
  Other assets........................................      98,940                                69,717
                                                        ----------                            ----------
    Total assets......................................  $2,330,836                            $2,057,956
                                                        ----------                            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Checking accounts...................................  $  107,270      1,013     1.26        $   85,981        765     1.19
  Money market accounts...............................     106,366      2,831     3.55            49,046      1,128     3.07
  Savings deposits....................................     219,548      3,171     1.93           218,524      3,024     1.85
  Time deposits.......................................   1,142,216     45,105     5.27           903,495     31,381     4.63
  Short-term borrowings...............................      28,629      1,410     6.57            14,786        596     5.37
  FHLB advances.......................................     352,716     16,396     6.20           510,345     19,428     5.08
  Junior subordinated debt securities.................       9,978        811    10.84                --         --       --
                                                        ----------   --------                 ----------   --------
    Total interest-bearing liabilities................   1,966,723     70,737     4.80         1,782,177     56,322     4.21
                                                                     --------    -----                     --------     ----
Noninterest-bearing liabilities:
  Demand deposits.....................................     181,970                               110,237
  Other liabilities...................................      23,294                                17,880
Stockholders' equity..................................     158,849                               147,662
                                                        ----------                            ----------
  Total liabilities and stockholders' equity..........  $2,330,836                            $2,057,956
                                                        ==========                            ==========
Interest rate spread..................................                            3.51%                                 3.12%
                                                                                 =====                                  ====
Net interest income and net interest margin...........               $ 66,913     4.04%                    $ 52,179     3.52%
                                                                     ========    =====                     ========     ====

------------------------------

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

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000 VS 1999        SEPTEMBER 30, 2000 VS 1999
                                                -------------------------------   -------------------------------
                                                              CHANGES DUE TO                    CHANGES DUE TO
                                                 TOTAL     --------------------    TOTAL     --------------------
                                                 CHANGE    VOLUME(1)   RATES(1)    CHANGE    VOLUME(1)   RATES(1)
                                                --------   ---------   --------   --------   ---------   --------
                                                        (IN THOUSANDS)                    (IN THOUSANDS)
INTEREST-EARNING ASSETS
Short-term investments........................   $  152     $    61    $    91    $(1,452)    $(1,689)   $   237
Taxable investment securities.................     (292)     (1,255)       963     (3,206)     (3,888)       682
Loans receivable, net.........................    9,531       6,092      3,439     33,556      30,327      3,229
FHLB stock....................................       76         (53)       129        251       9,017     (8,766)
                                                 ------     -------    -------    -------     -------    -------
  Total interest and dividend income..........   $9,467     $ 4,845    $ 4,622    $29,149     $33,767    $(4,618)
                                                 ------     -------    -------    -------     -------    -------

INTEREST-BEARING LIABILITIES
Checking accounts.............................   $   60     $    47    $    13    $   248     $   227    $    21
Money market accounts.........................      594         493        101      1,703       1,621         82
Savings deposits..............................      144          29        115        147          33        114
Time deposits.................................    5,527       2,974      2,553     13,724      11,491      2,233
Short-term borrowings.........................      586         591         (5)       814         748         66
FHLB advances.................................   (1,900)     (5,063)     3,163     (3,032)     (4,145)     1,113
Junior subordinated debt securities...........      489         489         --        811         811         --
                                                 ------     -------    -------    -------     -------    -------
  Total interest expense......................   $5,500     $  (440)   $ 5,940    $14,415     $10,786    $ 3,629
                                                 ------     -------    -------    -------     -------    -------
CHANGE IN NET INTEREST INCOME.................   $3,967     $ 5,285    $(1,318)   $14,734     $22,981    $(8,247)
                                                 ======     =======    =======    =======     =======    =======

------------------------

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

PROVISION FOR LOAN LOSSES

    The provision for loan losses amounted to $1.3 million for the third quarter of 2000 similar to the amount recorded for the third quarter of 1999. For the first nine months of 2000, the provision for loan losses totaled $4.1 million, compared to $4.0 million for the same period in 1999. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

NONINTEREST INCOME

COMPONENTS OF NONINTEREST INCOME

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 (IN MILLIONS)         (IN MILLIONS)
Loan ancillary fees.........................................   $0.42      $0.42      $ 1.38     $ 1.55
Branch fees.................................................    1.14       0.89        3.61       2.50
Letters of credit fees and commissions......................    1.14       1.06        3.30       3.10
Net gain on sales of securities available for sale..........      --         --        0.26       0.68
Net gain (loss) on trading securities.......................   (0.06)      0.84       (0.01)      1.27
Net gain on sale of affordable housing investments..........    0.37         --        1.28       0.40
Net gain on sale of branch..................................      --         --          --       0.68
Amortization of negative intangibles........................    0.10       0.10        0.31       0.31
Other.......................................................    0.55       0.23        1.39       0.61
                                                               -----      -----      ------     ------
  Total.....................................................   $3.66      $3.54      $11.52     $11.10
                                                               =====      =====      ======     ======

    Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, net gains on trading securities, and net gains on sales of investment securities available for sale and affordable housing investments.

    Noninterest income increased 3% to $3.7 million during the quarter ended September 30, 2000, compared to $3.5 million for the same period in 1999 primarily due to higher branch fees, gains on sale of affordable housing investments, and other income, partially offset by lower gains on sales of trading securities. Noninterest income for the first nine months of 2000 increased 4% to $11.5 million, from $11.1 million for the first nine months of 1999, primarily due to higher branch fees, gains on sales of affordable housing investments and other income, partially offset by lower gains from trading securities and the sale of investment securities available for sale. Included in noninterest income for the nine months ended September 30, 1999 is a one-time gain on sale of the Company's Irvine branch amounting to $676 thousand. There were no such gains recorded during the same period in 2000.

    Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees amounting to $418 thousand for the third quarter of 2000 is comparable to the $419 thousand recorded for the same period in 1999. For the first three quarters of 2000, ancillary loan fee income decreased 11% to $1.4 million, from $1.5 million for the first three quarters of 1999. The decrease in ancillary loan fees is primarily due to the Company's deliberate efforts to reduce its secondary marketing activities.

    Branch fees, which represent revenues derived from branch operations, amounted to $1.1 million for the third quarter of 2000, a 28% increase from the $889 thousand earned during the same period in 1999. For the nine months ended September 30, 2000, branch fees increased 45% to $3.6 million, compared with $2.5 million for the same period in 1999. The rise in branch fees is primarily due to higher service-related fee income on transaction accounts resulting from the acquisition of American International Bank in mid-January 2000. Further, sustained growth in revenues from analysis charges on commercial deposit accounts also contributed to the increase in branch fee income.

    Letters of credit fees and commissions increased 7% to $1.1 million for the third quarter of 2000 due to a combined growth in trade finance revenues and fees received from the issuance and maintenance of standby letters of credit. For the nine months ended September 30, 2000, letters of credit fees and commissions increased 6% to $3.3 million, compared with $3.1 million for the same period in 1999. This increase is attributed primarily to continued growth in trade finance activities, partially offset by a slight decrease in standby letters of credit fees.

NONINTEREST EXPENSE

COMPONENTS OF NONINTEREST EXPENSE

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 (IN MILLIONS)         (IN MILLIONS)
Compensation and other employee benefits....................   $ 5.08     $ 4.77     $14.75     $13.91
Net occupancy...............................................     1.89       1.57       5.60       4.27
Amortization of affordable housing investments..............     0.96       0.87       2.91       2.05
Amortization of positive intangibles........................     0.87       0.45       2.49       1.12
Data processing.............................................     0.46       0.38       1.38       1.07
Deposit insurance premiums and regulatory assessments.......     0.12       0.22       0.34       0.64
Other real estate owned operations, net.....................    (0.11)      0.20      (0.12)     (0.06)
Other.......................................................     2.98       2.18       8.81       6.03
                                                               ------     ------     ------     ------
  Total.....................................................   $12.25     $10.64     $36.16     $29.03
                                                               ======     ======     ======     ======
  Efficiency Ratio(1).......................................       40%        42%        39%        41%
                                                               ======     ======     ======     ======

------------------------

(1) Excludes the amortization of intangibles and investments in affordable housing partnerships.

    Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 15% to $12.3 million during the third quarter of 2000, from $10.6 million for the same period in 1999. Noninterest expense for the nine months ended September 30, 2000 increased 25% to $36.2 million, from $29.0 million for the first three quarters of 1999. The increase in noninterest expense is primarily due to higher expenses related to compensation and other employee benefits, occupancy, amortization of intangibles and other operating expenses.

    Compensation and employee benefits increased 6% to $5.1 million during the third quarter of 2000, compared to $4.8 million for the same period last year. For the first nine months of 2000, compensation and employee benefits increased 6% to $14.8 million, compared to $13.9 million for the same period in 1999. The rise in compensation and employee benefits is primarily related to the acquisition of American International Bank and also to the addition of several new loan officers with specialized lending experience.

    Occupancy expenses increased 20% to $1.9 million during the third quarter of 2000, compared to $1.6 million for the same period in 1999. For the first nine months of 2000, occupancy expenses increased 31% to $5.6 million, from $4.3 million for the same period in 1999. The increase in occupancy expenses reflects the operations for the eight branch offices of American International Bank, an overhead factor which was not present during 1999. Additionally, the impact of normal rent adjustments in existing leases, and increased expenses related to the enhancement and maintenance of the Company's computer network system further contributed to the rise in occupancy expenses.

    The amortization of investments in affordable housing partnerships increased 11% to $958 thousand during the 2000 third quarter, compared with $866 thousand for the same period in

1999. For the nine months ended September 30, 2000, the amortization of investments in affordable housing partnerships increased 42% to $2.9 million, from $2.1 million for the first three quarters of 1999. The increase in amortization reflects the impact of $8.6 million in additional affordable housing investment purchases made since the third quarter of 1999, partially offset by two sale transactions totaling $9.3 million in February 2000 and September 2000.

    The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 91% to $865 thousand during the third quarter of 2000, compared to $452 thousand for the third quarter of 1999. For the nine months ended September 30, 2000, the amortization of positive intangibles increased 122% to $2.5 million, from $1.1 million for the same period a year ago. The increase in the amortization of positive intangibles is due to the acquisitions of First Central Bank, American International Bank and East West Insurance Agency. Combined goodwill of $14.3 million and deposit premiums of $8.6 million were recorded by the Company for these transactions which are being amortized straight line over 15 years and 7 years, respectively.

    Data processing expenses increased 20% to $459 thousand for the third quarter of 2000, compared to $383 thousand for the third quarter of 1999. For the nine months ended September 30, 2000, data processing expenses increased 29% to $1.4 million, from $1.1 million for the same period in 1999. The increase in data processing expenses for both periods is primarily related to the acquisition of American International Bank.

    Deposit insurance premiums and regulatory assessments decreased 47% to $119 thousand for the quarter ended September 30, 2000, compared with $223 thousand for the same period in 1999. For the first nine months of 2000, deposit insurance premiums decreased 47% to $339 thousand, from $638 thousand for the first nine months of 1999. This is primarily due to a significant decrease in the Savings Association Insurance Fund ("SAIF") Financing Corporation ("FICO") assessment rate effective in 2000.

    Net income related to OREO operations, which include net rental income collected from OREO properties and net gains or losses on subsequent sales, totaled $108 thousand for the third quarter of 2000, compared with net expenses of $198 thousand for the prior year period. For the nine months ended
September 30, 2000, net income related to OREO operations increased 83% to $115 thousand, from $63 thousand for the same period in 1999.

    Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 37% to $3.0 million during the quarter ended September 30, 2000, compared with $2.2 million for the same period in 1999. For the first nine months of 2000, other operating expenses increased 46% to $8.8 million, from $6.0 million for the first nine months of 1999. The increase in other operating expenses is due primarily to the Company's continued expansion, which includes the recent acquisitions of First Central Bank, American International Bank and East West Insurance Agency, as well as internal growth.

    Despite the Company's growth trend over the past several years, ongoing efforts to closely manage operational expenses continue to favorably impact the Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles). The Company's efficiency ratio improved to 40% for the quarter ended September 30, 2000, compared to 42% for the corresponding quarter in 1999. For the first nine months of 2000, the Company's efficiency ratio improved to 39%, compared to 41% for the same period a year ago.

PROVISION FOR INCOME TAXES

    The provision for income taxes increased 23% to $3.9 million for the third quarter of 2000, compared with $3.2 million for the same period in 1999. This is primarily due to higher pretax income partially offset by tax credits from qualified affordable housing investments. Tax credits utilized during the third quarter of 2000 totaled $987 thousand, compared to $743 thousand for the third quarter of 1999. The third quarter 2000 provision reflects an effective tax rate of 30.8%, compared with 31.1% for the third quarter of 1999.

    For the nine months ended September 30, 2000, the provision for income taxes totaled $12.3 million, a 22% increase from the $10.1 million income tax expense recorded for the same period a year ago. The effective tax rate of 32.3% for the first nine months of 2000 reflects tax credits of $3.0 million, compared with an effective tax rate of 33.4% for the first three quarters of 1999 reflecting tax credits of $2.2 million.

BALANCE SHEET ANALYSIS

    The Company's total assets increased $233.9 million, or 11%, to $2.39 billion as of September 30, 2000, primarily due to loan growth. The increase in total assets was funded by increases of $376.7 million in deposits, $37.4 million in short-term borrowings and $20.8 million in junior subordinated debt securities, partially offset by decreases in FHLB advances of $248.0 million.

INVESTMENT SECURITIES AVAILABLE FOR SALE

    Total investment securities available for sale decreased 4% to $477.7 million as of September 30, 2000. Investment securities with a net carrying value of $64.9 million were acquired from American International Bank during the first quarter of 2000, substantially all of which were sold during the same period. Total repayments and proceeds from sales of available for sale securities amounted to $55.8 million and $64.6 million, respectively, during the nine months ended September 30, 2000. Proceeds from repayments and sales were applied toward additional investment securities purchases, repayment of FHLB advances, and funding a portion of the loan originations made during the first three quarters of 2000. The Bank recorded net gains totaling $261 thousand on sales of available for sale securities during the nine months ended
September 30, 2000.

    The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of September 30, 2000 and December 31, 1999:

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
AT SEPTEMBER 30, 2000
U.S. Treasury securities............................  $  8,308       $ 43       $     --     $  8,351
U.S. Government agency securities...................    73,499         --         (8,074)      65,425
Obligations of states and political subdivisions....       200          1             --          201
Mortgage-backed securities..........................   388,831         73        (12,104)     376,800
Trust preferred securities..........................    27,363         --           (443)      26,920
                                                      --------       ----       --------     --------
  Total investment securities available for sale....  $498,201       $117       $(20,621)    $477,697
                                                      ========       ====       ========     ========
AT DECEMBER 31, 1999
U.S. Treasury securities............................  $    985       $ --       $    (10)    $    975
U.S. Government agency securities...................    75,610         --         (6,739)      68,871
Obligations of states and political subdivisions....       200          2             --          202
Mortgage-backed securities..........................   440,525         51        (14,198)     426,378
                                                      --------       ----       --------     --------
  Total investment securities available for sale....  $517,320       $ 53       $(20,947)    $496,426
                                                      ========       ====       ========     ========

LOANS

    Net loans receivable increased $217.4 million, or 15% to $1.7 billion at September 30, 2000. Excluding the $105.2 million of net loans acquired from American International Bank, loan growth during the first nine months of 2000 amounted to $109.8 million, or 7%, compared to year-end 1999 levels. The increase in loans was funded primarily through deposit growth and through repayments and sales of investment securities available for sale.

    The growth in loans, excluding loans acquired from American International Bank, is comprised primarily of increases in single family loans of $43.3 million or 16%, multifamily loans of $23.6 million or 8%, commercial business loans, including trade finance products, of $76.1 million or 31%, and consumer loans, including home equity lines of credit, of $11.9 million or 50%. Partially offsetting the growth in these loan categories was a reduction in commercial real estate loans of $30.6 million or 6% and construction loans of $11.7 million or 10%, primarily as a result of the Company's increased loan participation activity during 2000.

    The following table sets forth the composition of the loan portfolio as of the dates indicated:

                                          SEPTEMBER 30, 2000       DECEMBER 31, 1999      SEPTEMBER 30, 1999
                                         ---------------------   ---------------------   ---------------------
                                           AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                         ----------   --------   ----------   --------   ----------   --------
                                                                (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential, one to four units.......  $  321,732     18.6%    $  278,161     18.4%    $  264,645     19.0%
  Residential, multifamily.............     334,833     19.4        311,193     20.6        302,197     21.6
  Commercial and industrial real
    estate.............................     567,803     32.8        518,074     34.4        467,067     33.5
  Construction.........................     118,005      6.8        122,363      8.1         99,525      7.1
                                         ----------    -----     ----------    -----     ----------    -----
    Total real estate loans............   1,342,373     77.6      1,229,791     81.5      1,133,434     81.2
                                         ----------    -----     ----------    -----     ----------    -----
Other loans:
  Business, commercial.................     344,075     19.9        248,865     16.5        236,629     16.9
  Automobile...........................       6,260      0.4          5,284      0.4          5,142      0.4
  Other consumer.......................      36,236      2.1         23,834      1.6         20,587      1.5
                                         ----------    -----     ----------    -----     ----------    -----
    Total other loans..................     386,571     22.4        277,983     18.5        262,358     18.8
                                         ----------    -----     ----------    -----     ----------    -----
      Total gross loans................   1,728,944    100.0%     1,507,774    100.0%     1,395,792    100.0%
                                         ----------    =====     ----------    =====     ----------    =====
Unearned fees, premiums and discounts,
  net..................................        (255)                   (289)                   (186)
Allowance for loan losses..............     (24,679)                (20,844)                (20,533)
                                         ----------              ----------              ----------
    Loans receivable, net..............  $1,704,010              $1,486,641              $1,375,073
                                         ==========              ==========              ==========

NONPERFORMING ASSETS

    Nonaccrual loans, which include loans 90 days or more past due, totaled
$5.8 million at September 30, 2000, compared with $10.9 million at year-end 1999. Nonaccrual loans as a percentage of total loans outstanding were 0.34% and 0.73% at September 30, 2000 and December 31,1999, respectively. Loans totaling $2.6 million were placed on nonaccrual status during the third quarter of 2000. These additions to nonaccrual loans were offset by $1.2 million in payoffs, $1.3 million in chargeoffs, $1.2 million in loans brought current, and a $714 thousand loan transferred to other real estate owned. Additions to nonaccrual loans during the third quarter of 2000 were comprised of $1.2 million in residential single family loans, $1.3 million in commercial business loans, $43 thousand in trade finance loans, and $17 thousand in consumer loans. For the nine months ended September 30, 2000, nonaccrual loans decreased by $7.9 million due to payoffs totaling $3.2 million, gross chargeoffs totaling $3.3 million, loans brought current totaling $650 thousand, and two loans transferred to other real estate owned totaling $767 thousand. These were offset by $2.8 million of loans placed on nonaccrual status during the nine months ended September 30, 2000.

    Restructured loans or loans that have had their original terms modified totaled $4.1 million at September 30, 2000, compared with $4.7 million at year-end 1999. The decrease in restructured loans is primarily due to payments received during the first nine months of 2000.

    Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $929 thousand and $577 thousand at September 30, 2000 and December 31, 1999, respectively. During the first nine months of 2000, additions to OREO totaling $1.0 million were comprised of a parcel of commercial land acquired from American International Bank and three single family residential properties. Four properties with a combined book value of $634 thousand were sold during the nine months ended September 30, 2000. Net gains amounting to $148 thousand were recognized on these OREO sales.

    The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned as of the dates indicated:

                                           SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                               2000          2000       2000          1999           1999
                                           -------------   --------   ---------   ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans.........................     $ 5,827      $ 7,664     $10,426       $10,933        $ 5,843
Accruing loans past due 90 days or
  more...................................          --           --          --            --             --
                                              -------      -------     -------       -------        -------
  Total nonperforming loans..............       5,827        7,664      10,426        10,933          5,843
                                              -------      -------     -------       -------        -------
Restructured loans.......................       4,119        4,142       4,113         4,700          6,060
Other real estate owned, net.............         929          830         888           577          2,823
                                              -------      -------     -------       -------        -------
  Total nonperforming assets.............     $10,875      $12,636     $15,427       $16,210        $14,726
                                              =======      =======     =======       =======        =======
Total nonperforming assets to total
  assets.................................        0.46%        0.54%       0.66%         0.75%          0.71%
Allowance for loan losses to
  nonperforming loans....................      423.53%      320.72%     230.31%       190.65%        351.41%
Nonperforming loans to total gross
  loans..................................        0.34%        0.46%       0.63%         0.73%          0.42%

    At September 30, 2000, the Bank had classified $15.0 million of its loans as impaired, compared to $20.9 million at December 31, 1999. Specific reserves on impaired loans totaled $1.5 million at September 30, 2000 and $1.3 million at December 31, 1999. The Bank's average recorded investment in impaired loans for the nine months ended September 30, 2000 and 1999 was $16.8 million and $23.5 million, respectively. During the nine months ended September 30, 2000 and 1999, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.5 million and $1.7 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $915 thousand and $1.2 million, respectively.

ALLOWANCE FOR LOAN LOSSES

    Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known, as well as inherent, risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at September 30, 2000, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

    The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At September 30, 2000, the allowance for loan losses amounted to $24.7 million, or 1.43% of total loans, compared with $20.8 million, or 1.38% of total loans, at December 31, 1999, and $20.5 million, or 1.47% of total loans, at September 30, 1999. The $3.9 million increase in the allowance for loan losses at September 30, 2000, from year-end 1999, is primarily due to $2.3 million in allowance for losses acquired from American International Bank. The remaining $1.5 million increase in the allowance during the first nine months of 2000 is comprised of $4.1 million in additional loss provisions less $2.5 million in net chargeoffs recorded during the period.

    The provision for loan losses of $1.3 million for the third quarter of 2000 is approximately equal to the loss provisions recorded during the third quarter of 1999. Third quarter 2000 net chargeoffs totaling $1.2 million represent 0.07% of average loans outstanding for the three months ended September 30, 2000. This compares to net chargeoffs of $806 thousand, or 0.06% of average loans outstanding for the same period in 1999. For the nine months ended
September 30, 2000, the provision for loan losses totaled $4.1 million, a 2% increase over the $4.0 million provision recorded during the same period in 1999. Net chargeoffs for the first three quarters of 2000 totaling $2.5 million represent 0.15% of average loans outstanding for the nine months ended September 30, 2000. This compares to net chargeoffs of $1.1 million for the first three quarters of 1999, or 0.09% of average loans outstanding. The Bank continues to record loss provisions to compensate for both the growth and the changing composition of the overall loan portfolio, reflecting a shift towards commercial real estate and commercial business loans.

    The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2000 and 1999:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
Allowance balance, beginning of period........  $   24,580   $   20,019   $   20,844   $   16,506
Allowance from acquisition....................          --           --        2,256        1,150
Provision for loan losses.....................       1,300        1,320        4,100        4,006
Charge-offs:
  1-4 family residential real estate..........          --            2           --           24
  Multifamily real estate.....................          --           --           --           39
  Commercial and industrial real estate.......          --           --            3           --
  Business, commercial........................       1,379        1,025        3,408        1,626
  Automobile..................................          --           10            7           10
  Other.......................................          --            2           --            2
                                                ----------   ----------   ----------   ----------
    Total charge-offs.........................       1,379        1,039        3,418        1,701
                                                ----------   ----------   ----------   ----------
Recoveries:
  1-4 family residential real estate..........          --           16          227           16
  Multifamily real estate.....................          --          119            9          190
  Commercial and industrial real estate.......          --           --            8           26
  Business, commercial........................         174           97          616          326
  Automobile..................................           2           --           34           14
  Other.......................................           2            1            3           --
                                                ----------   ----------   ----------   ----------
    Total recoveries..........................         178          233          897          572
                                                ----------   ----------   ----------   ----------
      Net charge-offs.........................       1,201          806        2,521        1,129
                                                ----------   ----------   ----------   ----------
Allowance balance, end of period..............  $   24,679   $   20,533   $   24,679   $   20,533
Average loans outstanding.....................  $1,653,432   $1,379,199   $1,653,777   $1,257,768
Total gross loans outstanding, end of
  period......................................  $1,728,944   $1,395,792   $1,728,944   $1,395,792
Net charge-offs to average loans..............        0.07%        0.06%        0.15%        0.09%
Allowance for loan losses to total gross
  loans.......................................        1.43%        1.47%        1.43%        1.47%

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

    The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                                          SEPTEMBER 30,         DECEMBER 31,          SEPTEMBER 30,
                                                              2000                  1999                  1999
                                                       -------------------   -------------------   -------------------
                                                        AMOUNT       %        AMOUNT       %        AMOUNT       %
                                                       --------   --------   --------   --------   --------   --------
                                                                           (DOLLARS IN THOUSANDS)
1-4 family residential real estate...................  $   178      18.6%    $   345      18.4%    $   427      19.0%
Multifamily real estate..............................    1,297      19.4       2,735      20.6       2,046      21.6
Commercial and industrial real estate................    3,576      32.8       3,110      34.4       2,601      33.5
Construction.........................................    2,113       6.8       2,597       8.1       1,623       7.1
Business, commercial.................................   12,260      19.9       9,244      16.5      10,191      16.9
Automobile...........................................       25       0.4          30       0.4          26       0.4
Consumer and other...................................       20       2.1           9       1.6          28       1.5
Year 2000 exposure...................................       --                    --                   900
Unallocated..........................................    5,210                 2,774                 2,691
                                                       -------     -----     -------     -----     -------     -----
  Total..............................................  $24,679     100.0%    $20,844     100.0%    $20,533     100.0%
                                                       =======     =====     =======     =====     =======     =====

    Despite a 16% increase in the volume of single family loans at September 30, 2000 from year-end 1999 levels, allocated reserves on single family loans decreased $167 thousand, or 48%, to $178 thousand. This is directly correlated to a 50% decrease in the loss factor for single family loans that are not classified (i.e. rated "pass"). The loss factor for pass single family loans as of September 30, 2000 was 3 basis points compared to 6 basis points at December 31, 1999. At September 30, 2000, approximately 99% of the loans within this category are rated "pass."

    Allocated reserves on multifamily loans decreased $1.4 million, or 53%, to $1.3 million as of September 30, 2000 despite an 8% increase in the volume of loans within this category since December 31, 1999. This is primarily due to a significantly lower level of criticized (i.e. rated "special mention") assets within this loan category when compared to year-end 1999 levels. Furthermore, the loss factor for multifamily loans rated "pass" declined 38% to 20 basis points as of September 30, 2000, from 32 basis points as of December 31, 1999. Over 99% of loans within this category are rated "pass" as of September 30, 2000.

    Allocated reserves on commercial real estate loans increased $466 thousand, or 15%, to $3.6 million primarily due to a 10% increase in the volume of loans in this category since December 31, 1999.

    The $484 thousand, or 19%, decrease in allocated reserves on construction loans to $2.1 million is primarily due to a significantly lower level of classified (i.e. rated "substandard" or "doubtful") assets within this loan category relative to December 31, 1999 levels. Additionally, a 4% decrease in the volume of construction loans at September 30, 2000, in comparison to year-end 1999 levels, further contributed to the decrease in allocated reserves on this pool of loans.

    Allocated reserves on commercial business loans increased $3.0 million, or 33%, to $12.3 million as of September 30, 2000 for two reasons: a 38% increase in loan volume since year-end 1999 and significantly higher levels of criticized and classified assets within this loan category relative to December 31, 1999 classifications.

    The allowance for loan losses of $24.7 million at September 30, 2000 exceeded the Bank's allocated allowance by $5.2 million, or 21% of the total allowance. This compares to an unallocated allowance of $2.8 million, or 13%, as of December 31, 1999. The $5.2 million unallocated allowance at September 30, 2000 is essentially comprised of two elements. First, the Bank has set aside approximately $1.9 million, or 10% of the allocated allowance amount of $19.5 million at September 30, 2000, to compensate for the estimation risk associated with the classification migration and individual loan review analysis methodologies. The second element, which accounts for approximately $1.4 million of the unallocated allowance, has been established for the foreign transaction risk associated with credit lines totaling
$86.5 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.50% to 2.50% of the total credit facility, have been assigned to absorb the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which range from BBB to AA.

DEPOSITS

    Deposits increased $376.7 million, or 25%, to $1.88 billion at September 30, 2000. The increase in deposits reflects $170.8 million in deposits acquired from American International Bank in January 2000. Excluding this transaction, internal deposit growth amounted to $205.9 million, or 14%, over December 31, 1999. This internal growth was primarily due to a 15% increase in time deposits of $146.1 million, resulting from the growth in brokered deposits and various promotions associated with the Chinese New Year holiday. Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits. Excluding deposits acquired from American International Bank, noninterest-bearing demand deposits increased
$24.1 million, or 19%, and money market accounts increased $22.5 million, or 32%, primarily due to new and existing commercial account relationships.

    Included in time deposits at September 30, 2000 are $160.6 million of brokered deposits, compared with $82.7 million as of December 31, 1999. The increase of $77.9 million essentially reflects the continued replacement of Federal Home Loan Bank advances with brokered deposits as an alternate source of funding. The transition to brokered deposits as an alternate source of funding has enabled the Bank to release some investment securities which were previously pledged as collateral against FHLB advances.

BORROWINGS

    The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase increased to $38.0 million at September 30, 2000, compared to $600 thousand at December 31, 1999. The increase in short-term borrowings during the first three quarters of 2000 was primarily due to partial repayments of FHLB advances. FHLB advances decreased 51% to $234.0 million as of September 30, 2000, a decrease of $248.0 million from December 31, 1999. The decrease in FHLB advances resulted primarily from the growth in brokered deposits and short-term borrowings as alternate sources of funding. Cash acquired from American International Bank and runoffs on investment securities available for sale also contributed to the decrease in FHLB advances during the first nine months of 2000.

CAPITAL RESOURCES

    The primary source of capital for the Company is the retention of net after tax earnings. At September 30, 2000, stockholders' equity totaled
$178.0 million, a 19% increase from $150.1 million as of December 31, 1999. The increase is due primarily to: (i) net income of $25.9 million during the first nine months of 2000; (ii) net issuance of common stock totaling $2.4 million from the exercise of stock options and stock warrants; (iii) net issuance of common stock totaling $285 thousand in connection with the Company's Employee Stock Purchase Program; (iv) stock compensation costs amounting to $325 thousand related to the Company's Restricted Stock Award Program; (v) net issuance of common stock totaling $869 thousand in connection with the acquisition of Risk Services, Inc.; and (vi) a net decrease of $330 thousand in unrealized losses on available-for-sale securities. These transactions were offset by (i) payment of quarterly 2000 cash dividends totaling $2.0 million and
(ii) forfeitures of restricted stock awards totaling $111 thousand.

    Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At September 30, 2000, the Bank's Tier 1 and total capital ratios were 10.0% and 11.2%, respectively, compared to 9.3% and 10.6%, respectively, at December 31, 1999.

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

    The following table compares the Company's and the Bank's actual capital ratios at September 30, 2000, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                                             MINIMUM          WELL
                                                   EAST WEST   EAST WEST    REGULATORY    CAPITALIZED
                                                    BANCORP      BANK      REQUIREMENTS   REQUIREMENTS
                                                   ---------   ---------   ------------   ------------
Total Capital (to Risk-Weighted Assets)..........    11.4%       11.2%          8.0%          10.0%
Tier 1 Capital (to Risk-Weighted Assets).........    10.1        10.0           4.0            6.0
Tier 1 Capital (to Average Assets)...............     8.1         8.2           4.0            5.0

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

    During the nine months ended September 30, 2000 and 1999, the Company experienced net cash inflows of $39.8 million and $34.9 million, respectively, from operating activities. The increase in net cash inflows from operating activities for both periods was due primarily to the growth in interest income on loans and investment securities. For the nine months ended September 30, 1999, net proceeds from sales of loans held for sale also contributed to operating cash inflows for the period. Net cash outflows from investing activities totaled $218.5 million and $148.6 million, respectively, for the nine months ended September 30, 2000 and 1999, primarily due to the growth of the Bank's loan portfolio. Financing activities provided a net cash inflow of $186.8 million for the nine months ended September 30, 2000 primarily due to deposit growth. For the nine months ended September 30, 1999, the Company experienced a net cash outflow of $7.2 million from its financing activities primarily due to a net repayment of FHLB advances.

    As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At September 30, 2000, the Bank's available borrowing capacity includes approximately $33.1 million in repurchase arrangements, $47.0 million in federal funds line facilities, and $239.3 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At September 30, 2000, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

    The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the third quarter of 2000, total dividends paid by the Bank to East West Bancorp, Inc. totaled $1.6 million, compared with $1.5 million for the third quarter of 1999. For the nine months ended September 30, 2000, total dividends paid by the Bank to East West Bancorp, Inc. totaled $2.8 million compared to $16.2 million for the same period in 1999. As of September 30, 2000, approximately $36.7 million of undivided profits of the Bank were available for dividends to the Company.

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

    The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2000 and December 31, 1999, assuming a parallel shift of 100 to 200 basis points in both directions:

                                 NET INTEREST INCOME            NET PORTFOLIO VALUE
                                    VOLATILITY(1)                  VOLATILITY(2)
                             ----------------------------   ----------------------------
CHANGE IN INTEREST RATES     SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
(BASIS POINTS)                   2000            1999           2000            1999
------------------------     -------------   ------------   -------------   ------------
+200.......................       6.3%            2.6%          (11.0)%         (13.0)%
+100.......................       4.3%            2.1%           (3.2)%          (5.3)%
-100.......................      (4.2)%          (2.7)%           5.5%            8.5%
-200.......................      (8.4)%          (5.9)%           4.0%            8.5%

------------------------

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

    All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2000 and December 31, 1999. At September 30, 2000 and
December 31, 1999, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

    The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of September 30, 2000 and December 31, 1999. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                                        EXPECTED MATURITY OR REPRICING DATE BY YEAR
                             -----------------------------------------------------------------
                                                                                       AFTER                  FAIR VALUE AT
                                2000        2001       2002       2003       2004       2004       TOTAL      SEPT. 30, 2000
                             ----------   --------   --------   --------   --------   --------   ----------   --------------
                                                                 (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 2000
ASSETS:
Short-term investments.....  $   11,000   $     --   $     --   $     --   $     --   $     --   $   11,000     $     11,000
  Weighted average rate....       6.95%        --%        --%        --%        --%        --%        6.95%
Investment securities
  available-for-sale (fixed
  rate)....................  $   45,490   $ 48,011   $ 34,114   $ 26,543   $ 21,480   $105,204   $  280,842     $    265,714
  Weighted average rate....       6.13%      6.17%      6.12%      6.14%      6.15%      6.19%        6.16%
Investment securities
  available-for-sale
  (variable rate)..........  $  217,359   $     --   $     --   $     --   $     --   $     --   $  217,359     $    211,983
  Weighted average rate....       6.97%        --%        --%        --%        --%        --%        6.97%
Total gross loans..........  $1,423,367   $ 88,272   $ 75,851   $ 58,007   $ 33,618   $ 49,829   $1,728,944     $  1,721,322
  Weighted average rate....       9.18%      8.15%      8.00%      8.03%      8.15%      8.16%        8.95%

LIABILITIES:
Checking accounts..........  $  110,947   $     --   $     --   $     --   $     --   $     --   $  110,947     $    110,947
  Weighted average rate....       1.36%        --%        --%        --%        --%        --%        1.36%
Money market accounts......  $  116,667   $     --   $     --   $     --   $     --   $     --   $  116,667     $    116,667
  Weighted average rate....       4.12%        --%        --%        --%        --%        --%        4.12%
Savings deposits...........  $  223,192   $     --   $     --   $     --   $     --   $     --   $  223,192     $    223,192
  Weighted average rate....       1.99%        --%        --%        --%        --%        --%        1.99%
Time deposits..............  $1,164,591   $ 26,062   $  7,119   $  1,662   $  2,019   $ 29,923   $1,231,376     $  1,226,514
  Weighted average rate....       5.61%      5.57%      5.92%      5.17%      5.96%      7.00%        5.64%
Short-term borrowings......  $   38,000   $     --   $     --   $     --   $     --   $     --   $   38,000     $     38,006
  Weighted average rate....       6.54%        --%        --%        --%        --%        --%        6.54%
FHLB advances..............  $  210,000   $ 10,000   $ 14,000   $     --   $     --   $     --   $  234,000     $    234,100
  Weighted average rate....       6.59%      6.33%      5.94%        --%        --%        --%        6.54%
Junior subordinated debt
  securities...............  $       --   $     --   $     --   $     --   $     --   $ 20,750   $   20,750     $     21,327
  Weighted average rate....         --%        --%        --%        --%        --%     10.91%       10.91%

                                        EXPECTED MATURITY OR REPRICING DATE BY YEAR
                             -----------------------------------------------------------------
                                                                                       AFTER                  FAIR VALUE AT
                                2000        2001       2002       2003       2004       2004       TOTAL      DEC. 31, 1999
                             ----------   --------   --------   --------   --------   --------   ----------   -------------
                                                                 (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 1999
ASSETS:
Short-term investments.....  $   10,000   $     --   $     --   $     --   $     --   $     --   $   10,000    $    10,000
  Weighted average rate....       4.00%        --%        --%        --%        --%        --%        4.00%
Investment securities
  available-for-sale (fixed
  rate)....................  $   49,783   $ 41,527   $ 35,429   $ 30,313   $ 24,322   $110,906   $  292,280    $   275,783
  Weighted average rate....       6.13%      6.14%      6.14%      6.14%      6.15%      6.16%        6.15%
Investment securities
  available-for-sale
  (variable rate)..........  $  225,040   $     --   $     --   $     --   $     --   $     --   $  225,040    $   220,643
  Weighted average rate....       6.43%        --%        --%        --%        --%        --%        6.43%
Total gross loans..........  $1,299,273   $ 78,110   $ 44,223   $ 32,686   $ 27,286   $ 26,196   $1,507,774    $ 1,511,241
  Weighted average rate....       8.42%      8.10%      8.02%      8.16%      8.21%      7.65%        8.37%

LIABILITIES:
Checking accounts..........  $   89,545   $     --   $     --   $     --   $     --   $     --   $   89,545    $    89,545
  Weighted average rate....       1.22%        --%        --%        --%        --%        --%        1.22%
Money market accounts......  $   69,434   $     --   $     --   $     --   $     --   $     --   $   69,434    $    69,434
  Weighted average rate....       3.38%        --%        --%        --%        --%        --%        3.38%
Savings deposits...........  $  211,818   $     --   $     --   $     --   $     --   $     --   $  211,818    $   211,818
  Weighted average rate....       1.85%        --%        --%        --%        --%        --%        1.85%
Time deposits..............  $  930,167   $ 36,894   $  1,250   $    667   $  2,202   $ 30,000   $1,001,180    $ 1,002,176
  Weighted average rate....       4.70%      5.03%      5.06%      5.09%      5.50%      7.00%        4.79%
Short-term borrowings......  $      600   $     --   $     --   $     --   $     --   $     --   $      600    $       600
  Weighted average rate....       5.75%        --%        --%        --%        --%        --%        5.75%
FHLB advances..............  $  468,000   $     --   $     --   $ 14,000   $     --   $     --   $  482,000    $   482,507
  Weighted average rate....       5.86%        --%        --%      5.94%        --%        --%        5.87%

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

    The Bank enters into interest rate swap agreements for the purposes of converting fixed rate loans and deposits to floating rate assets and liabilities. The total gross notional amount of interest rate swaps was $58.5 million as of September 30, 2000 and December 31, 1999. At September 30, 2000, the net unrealized loss on the entire swap agreement portfolio was $678 thousand compared to a net unrealized loss of $1.4 million at December 31, 1999.

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

    The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of September 30, 2000 and

December 31, 1999. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                                         EXPECTED MATURITY
                                        ----------------------------------------------------                             AVERAGE
                                                                                     AFTER                UNREALIZED    EXPECTED
                                          2000       2001       2002       2003       2003      TOTAL     GAIN (LOSS)   MATURITY
                                        --------   --------   --------   --------   --------   --------   -----------   ---------
                                                                         (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 2000
Interest rate swap agreements:
Notional amount.......................    $   --   $ 10,000   $ 18,500    $    --   $ 30,000   $ 58,500      $  (678)   5.4 Years
Weighted average receive rate.........       --%      6.15%      6.32%        --%      7.00%      6.64%
Weighted average pay rate.............       --%      6.46%      6.45%        --%      6.65%      6.55%

Interest rate cap agreements:
Notional amount.......................    $   --   $ 18,000   $ 18,000    $    --   $     --   $ 36,000      $     --   1.3 Years
LIBOR cap rate........................       --%      6.50%      7.00%        --%        --%      6.75%

                                                        EXPECTED MATURITY
                                       ----------------------------------------------------                             AVERAGE
                                                                                    AFTER                UNREALIZED    EXPECTED
                                         2000       2001       2002       2003       2003      TOTAL     GAIN (LOSS)   MATURITY
                                       --------   --------   --------   --------   --------   --------   -----------   ---------
                                                                        (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 1999
Interest rate swap agreements:
Notional amount......................   $    --    $    --   $ 10,000   $ 18,500   $ 30,000   $ 58,500     $ (1,408)   6.1 Years
Weighted average receive rate........       --%        --%      5.24%      5.29%      7.00%      6.16%
Weighted average pay rate............       --%        --%      6.46%      6.45%      6.10%      6.27%

Interest rate cap agreements:
Notional amount......................   $    --    $    --   $ 18,000   $ 18,000   $     --   $ 36,000     $      --   2.1 Years
LIBOR cap rate.......................       --%        --%      6.50%      7.00%        --%      6.75%

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

    (b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EAST WEST BANCORP, INC.
Dated: November 14, 2000                    (Registrant)

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