Form 10-K405
period 2000-12-31
EAST WEST BANCORP INC
filed 2001-04-02
CIK 1069157

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

MARK ONE

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                        COMMISSION FILE NUMBER 000-24939

                           --------------------------

                            EAST WEST BANCORP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-4703316
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

   415 HUNTINGTON DRIVE, SAN MARINO,                          91108
              CALIFORNIA                                    (Zip Code)
    (Address of principal executive
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (626) 799-5700

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                     NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                   ON WHICH REGISTERED
                        NONE                                                  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $0.001 Par Value

                                (Title of class)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $524,580,225.

    Number of shares of common stock of the registrant outstanding as of February 28, 2001: 23,149,264 shares

    The following documents are incorporated by reference herein:

                                                                 PART OF FORM 10-K
DOCUMENT INCORPORATED                                         INTO WHICH INCORPORATED
- ---------------------                                         -----------------------
2000 Annual Report..........................................      Parts II and IV
Definitive Proxy Statement for the Annual Meeting of
  Stockholders which will be filed within 120 days of the
  fiscal year ended December 31, 2000.......................             Part III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.................................................................    3

           Item 1.  Business...........................................    3

           Item 2.  Properties.........................................   15

           Item 3.  Legal Proceedings..................................   16

           Item 4.  Submission of Matters to a Vote of Security
             Holders...................................................   17

           Item 4A. Executive Officers of the Registrant...............   17

PART II................................................................   18

           Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters................................   18

           Item 6.  Selected Financial Data............................   19

           Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results
                     of Operations.....................................   20

           Item 7A. Quantitative and Qualitative Disclosures About
             Market Risk...............................................   43

           Item 8.  Financial Statements and Supplementary Data........   43

           Item 9.  Changes in and Disagreements with Accountants on
             Accounting and
                     Financial Disclosure..............................   43

PART III...............................................................   44

           Item 10.  Directors and Executive Officers of the
             Registrant................................................   44

           Item 11.  Executive Compensation............................   44

           Item 12.  Security Ownership of Certain Beneficial Owners
             and Management............................................   44

           Item 13.  Certain Relationships and Related Transactions....   44

PART IV................................................................   45

           Item 14.  Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K...............................   45

SIGNATURES.............................................................   87

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

    The Company has four wholly-owned subsidiaries, East West Bank, East West Capital Trust I, East West Captial Trust II and Risk Services, Inc. (dba East West Insurance Agency). The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is not a member of the Federal Reserve System. The Bank was the third largest commercial bank headquartered in Los Angeles, California as of December 31, 2000, and one of the largest banks in the United States that focuses on the Chinese-American community. Until June 12, 1998, the Bank was privately owned. At that time, the former shareholders sold all of their interests in the Bank to approximately 160 institutional and accredited investors in a private placement transaction. On February 8, 1999, the Company commenced trading on the Nasdaq National Market under the ticker symbol EWBC.

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

    As of December 31, 2000, the Bank had three wholly-owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. At December 31, 2000, the Bank's total investment in E-W Services, Inc. was $10.5 million. The second subsidiary, East-West Investments, Inc., is a California corporation organized by the Bank in 1972. East-West Investments, Inc. primarily acts as a trustee in connection with real estate secured loans. At December 31, 2000, the Bank's total investment in East-West Investments, Inc. was $82,000. The third subsidiary, EWSC Holdings, LLC, is a California limited liability company organized by the Bank in 2000. EWSC Holdings, LLC owns 100% of the voting shares of East West Securities Company, Inc. (the "Fund"). At December 31, 2000, the Bank's total investment in EWSC Holdings, LLC was $811.9 million.

    The Fund was incorporated under the general laws of the State of Maryland on July 13, 2000 as a closed-end, non-diversified management investment company registered under the Investment Company Act of 1940, as amended. The formation of the Fund provides the Bank with the flexibility to raise additional capital in a tax efficient manner for future business opportunities if desired. At December 31, 2000, the Fund was the sole member in six limited liability companies--EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC and EW Assets 6, LLC. These companies invest primarily in loans and money market deposit accounts.

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

    On January 18, 2000, the Bank completed its acquisition of American International Bank for an aggregate cash price of $33.1 million. American International Bank had eight branches in Southern California. The Bank acquired approximately $107.9 million in loans and assumed approximately $170.8 million in deposits.

    In March 2000 and July 2000, the Company established East West Capital
Trust I and East West Capital Trust II (the "Trusts"), respectively, as wholly owned subsidiaries. East West Capital Trust I and East West Capital Trust II are statutory business trusts. In two separate private placement transactions, the Trusts issued $10.8 million of 10.875% capital securities and $10.0 million of 10.945% capital securiites representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes.

    On August 22, 2000, the Company completed the acquisition of its other wholly owned subsidiary, Risk Services, Inc. (the "Agency"), in a stock swap transaction. In exchange for all of the outstanding stock of the Agency, the Company issued a total of 103,291 new shares of East West Bancorp, Inc. common stock, par value of $.001. The total cash value of the shares issued was approximately $1.7 million. Risk Services, Inc., with assets of approximately $789 thousand as of the acquisition date, is an unrelated agent providing business and consumer insurance services to the Southern California market. The Agency continues to run its operations autonomously from the operations of the Company.

    On January 16, 2001, the Bank completed the acquisition of Prime Bank for a combination of shares and cash valued at $16.6 million. Prime Bank was a one-branch commercial bank located in the Century City area of Los Angeles. The Bank acquired approximately $45.0 million in loans and assumed approximately $98.1 million in deposits.

    BANKING SERVICES

    Through its network of 30 retail branches, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to all of its customers in English, Cantonese, Mandarin and Spanish. The Bank offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and Master Card and Visa merchant deposit services.

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

    Management has identified four principal operating segments within the
Company: retail banking, commercial lending, treasury, and residential lending. Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through the Company's branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Company's northern and southern California production offices. The treasury department's primary focus is managing the Company's investments, liquidity, and interest rate risk; while the residential lending segment is mainly responsible for the Company's portfolio of single family and multifamily loans.

    MARKET AREA AND COMPETITION

    The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent periods. Based on information provided by the California State Department of Finance, there were an estimated 4.2 million Asians and Pacific Islanders residing in California as of March 2000. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. Management believes the Bank's customers benefit from its understanding of Asian markets and cultures, its corporate and organizational ties throughout Asia, as well as its international banking products and services. Management believes that this approach, combined with the extensive ties of its management and Board of Directors to the growing Asian and ethnic Chinese communities, provides the Bank with an advantage in competing for customers in its market area.

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

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Implementation of SFAS No. 133 became effective for the Company on January 1, 2001. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

    In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which summarizes the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under the provisions of SAB No. 101, if a transaction is within the scope of existing specific authoritative literature that provides revenue recognition guidance, such literature should be applied. SAB No. 101 is intended to provide additional or more consistent guidance only in the absence of authoritative literature addressing a specific arrangement or a specific industry as it relates to revenue recognition. It is the view of the Commission that revenue is generally realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Management does not believe that the bulletin has a material impact on the Company's results of operations or financial position.

    In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES--A REPLACEMENT TO FASB STATEMENT NO. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a "financial-components approach" that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe that the adoption of this standard will have a material impact on the Company's results of operations or financial position when adopted.

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

    In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHC Act and to expand permissible activities for banks. In November 1999, the Gramm-Leach-Bliley Act (the "Financial Services Modernization Act") was passed permitting the affiliation of banks, insurance underwriters and investment banking firms. It also provided for possible future additional expansions of permissible activities for banks. See "Financial Services Modernization Legislation."

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

    Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "--The Bank--Capital Standards."

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

    FINANCIAL SERVICES MODERNIZATION LEGISLATION

    GENERAL. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 or the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

    The law also:

    - Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

    - Provides an enhanced framework for protecting the privacy of consumer information;

    - Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

    - Modifies the laws governing the implementation of the Community Reinvestment Act; and

    - Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

    FINANCIAL HOLDING COMPANIES. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

    - securities underwriting,

    - dealing and market making,

    - sponsoring mutual funds and investment companies,

    - insurance underwriting and agency,

    - merchant banking, and

    - activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    A bank holding company must meet three requirements before becoming a financial holding company:

    - all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act; and

    - the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

    Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

    A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    The Company elected to become a Financial Holding Company on July 17, 2000.

    MERCHANT BANKING RESTRICTIONS. The Federal Reserve Board and the Treasury have adopted rules governing merchant banking or venture capital investments made by financial holding companies. Generally, the rules:

    - define the types of venture ownership interests that may be acquired;

    - limit control of assets to a portfolio company (a company engaged in activities not permissible under the Bank Holding Company Act);

    - require the financial holding company to conduct activities unless it controls a securities affiliate or an issuance affiliate with a registered investment advisor;

    - prohibit the financial holding company from routinely managing or operating the portfolio company unless intervention is necessary to address a material risk to the value or operation of the portfolio company;

    - establish a 10-year holding period before divestiture, except that an investment in or held through a private equity fund may be held for the duration of the fund;

    - apply an aggregate limit on the carrying value of all merchant banking investments without prior Federal Reserve Board approval to the lesser of
      (i) 30 percent of Tier 1 capital or $6 billion or (ii) the lesser of 20 percent of Tier 1 capital or $4 billion excluding interests in private equity funds;

    - require prior approval to exceed the 10-year holding period limit; and

    - apply cross-marketing restrictions to merchant banking investments and the financial holding company's subsidiary depository institutions.

    In January 2001, federal regulators proposed new capital requirements for merchant banking activities. The proposal would employ a sliding scale based on each banking organization's aggregate equity investments and Tier 1 capital. It would require them to hold 8 cents for every $1 of equity investments up to 15% of Tier 1 capital. The proposal would then require banks to hold 12 cents for every $1 of investments for the next 10%. For investments exceeding 25%, banks would have to hold 25 cents for every $1.

    The proposed rule would exempt the first 15% of investments that banking companies make through small-business investment corporation subsidiaries. However, the proposed rule's sliding scale would apply for any such investments over 15%.

    The Company has not yet engaged in merchant banking activities and may never do so.

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

    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "--Capital Standards."

    DIVIDENDS AND OTHER TRANSFERS OF FUNDS. Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $54.4 million at December 31, 2000. In addition, the DFI and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

    The FDIC and the Commissioner also have authority to prohibit the Bank from engaging in activities that, in the FDIC's or the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "--Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "--Capital Standards" for a discussion of these additional restrictions on capital distributions.

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

    The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital" for information regarding the Company's regulatory capital ratios at December 31, 2000.

    PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank exceeded the required ratios for classification as "well capitalized."

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

    The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2000, SAIF members paid within a range of 0 to 27 basis points per $100 of insured deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the Bank is currently paying, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 1.96 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Effective January 1, 2000, members of both the SAIF and the Bank Insurance Fund ("BIF") pay the same rate to retire the Fico Bonds. Under the Paperwork Reduction Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Proposals for the merging of the BIF and the SAIF are from time to time discussed by Congress.

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

    ALLOWANCE FOR LOAN LOSSES. Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. The Bank's total allowance for loan losses is comprised of two components--allocated and unallocated.

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

    The classification migration model calculates loss factors by utilizing net losses incurred by the Bank during the preceding five years in conjunction with current internal asset classifications. The model calculates loss factors for every classification category (i.e. pass, special mention, substandard and doubtful) for each loan type, except consumer loans which are analyzed as a homogeneous pool. These calculated loss factors are applied to outstanding loan balances, unused commitments and off-balance sheet exposures, such as letters of credit. While the amount of losses actually observed can vary significantly from estimated amounts derived from the model, the loss migration model is designed to be self-correcting by taking into account the Bank's recent loss experience. In addition, minimum loss rates are also utilized by management as a self-correcting mechanism to compensate for the lack of historical loss information on certain loan types and to reduce differences between estimated and actual observed losses. Specific allowances are established for loans where management believes that the probability of loss is in excess of the amount determined by the application of the migration model. These specific allowances for individual loans are incorporated into the migration model to determine the overall allowance requirement.

    The individual loan review analysis method provides a more contemporaneous assessment of the portfolio by incorporating individual asset evaluations prepared by both the Bank's credit administration department and an independent external credit review group. Specific monitoring policies and procedures are applied in analyzing the existing loan portfolios which vary according to relative risk profile. Residential single family and consumer loans are relatively homogeneous and no single loan is individually significant in terms of size or potential risk of loss. Therefore, residential and consumer portfolios are analyzed as a pool of loans, and individual loans are criticized or classified based solely on performance. In contrast, the monitoring process for multifamily, commercial real estate, construction, and commercial business loans include a periodic review of individual loans. Depending on loan size and type, loans are reviewed at least annually and more frequently, if warranted by circumstances. For instance, loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. Real estate loans and commercial business loans which are subject to individual loan review, and out-of-cycle individually reviewed loans, are monitored based on problem loan indicators such as loan payment, delinquencies, loan covenant or reporting violations, and property tax status. The estimated exposure and subsequent charge-offs that result from these individual loan reviews provide the basis for loss factors assigned to the various loan categories.

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

    The unallocated portion, or the amount in excess of the allowance requirement, is composed of three elements. The first element consists of an amount that is approximately 10% of the required allowance amount. This element recognizes that a certain degree of estimation risk is associated with the classification migration and individual loan review analysis methodologies. The second element represents the amount that, in management's opinion, is necessary to mitigate the foreign transaction risk associated with credit lines extended to financial institutions in foreign countries. Loss factors, ranging from 0.50% to 5.00% of the total credit facility, are assigned to absorb the loss exposure on this type of credit offering. These loss factors are internally assigned based on the sovereign risk ratings of various countries ranging from BBB to AA. The final element, which consists of an amount that is approximately 5% of the required allowance amount, takes into consideration the recent slowing of the national economy. As a result of the Federal Open Market Committee's recent comments about rising energy costs, eroding consumer confidence, substantial shortfalls in sales and earnings, and stress in some sections of the financial markets, management of the Company has deemed it prudent to carve out an additional 5% of the required allowance amount to compensate for this current economic risk.

    EMPLOYEES. The Company does not have any employees other than executive officers who are also executive officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2000, the Bank had a total of 421 full-time employees and 54 part-time employees and the Agency had a total of 11 full-time employees and one part-time employee. Employees are not represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

ITEM 2. PROPERTIES

    The Company owns no real property but utilizes the main office of the Bank. The Company pays no rent or other consideration for use of this facility. The Bank owns the land and buildings at 11 of its 29 branch offices and all of its administrative locations, with the exception of the space occupied by the Residential Loan Center. Those locations include:

OFFICE NAME                                 ADDRESS                              OWNED/LEASED
- -----------                                 -------                              ------------
Alhambra Main.............................  1881 West Main St.                      Owned
                                            Alhambra, CA 91801
Alhambra Valley...........................  403 W. Valley Blvd.                     Owned
                                            Alhambra, CA 91803
Arcadia...................................  200 E. Duarte Road                      Owned
                                            Arcadia, CA 91006
Artesia...................................  18512 Gridley Road                      Owned
                                            Artesia, CA 90701
Artesia...................................  18355 Pioneer Blvd.                     Leased
                                            Artesia, CA 90701
Carson....................................  22020 S. Avalon Blvd.                   Leased
                                            Carson, CA 90745
Commercial Loan Center....................  475 Huntington Dr.                      Owned
                                            San Marino, CA 91108
Cupertino.................................  10945 Wolfe Road                        Leased
                                            Cupertino, CA 95014
Diamond Bar...............................  379 S. Diamond Bar Blvd.                Leased
                                            Diamond Bar, CA 91765
El Monte..................................  9550 Flair Drive                        Leased
                                            El Monte, CA 91731
Geary Street..............................  4355 Geary Street #101                  Owned
                                            San Francisco, CA 94111
Glendale..................................  520 N. Central Ave.                     Leased
                                            Glendale, CA 91203
Headquarters..............................  415 Huntington Dr.                      Owned
                                            San Marino, CA 91108
Industry..................................  18645 E. Gale Ave., Suite 100           Leased
                                            City of Industry, CA 91748
Lincoln Heights...........................  2601 No. Broadway                       Owned
                                            Los Angeles, CA 90031
Los Angeles--Chinatown....................  942 North Broadway                      Leased
                                            Los Angeles, CA 90012
Los Angeles Main..........................  624 S. Grand Ave.                       Leased
                                            Los Angeles, CA 90017

OFFICE NAME                                 ADDRESS                              OWNED/LEASED
- -----------                                 -------                              ------------
Market Street--Financial District.........  444 Market Street                       Leased
                                            San Francisco, CA 94111
Milpitas..................................  642 Barber Lane                         Leased
                                            Milpitas, CA 95035
Montebello................................  2825 Via Campo                          Leased
                                            Montebello, CA 90640
Monterey Park.............................  720 W. Garvey Ave.                      Leased
                                            Monterey Park, CA 91754
Residential Loan Center...................  1635 West Main St.                      Leased
                                            Alhambra, CA 91801
Rolling Hills.............................  27421 Hawthorne Blvd.                   Owned
                                            Rolling Hills Estates, CA 90274
Rosemead..................................  8168 East Garvey Ave.                   Leased
                                            Rosemead, CA 91770
Rowland Heights...........................  18458 Colima Road                       Leased
                                            Rowland Heights, CA 91748
San Francisco--Chinatown..................  1241 Stockton St.                       Leased
                                            San Francisco, CA 94133
San Marino................................  805 Huntington Dr.                      Owned
                                            San Marino, CA 91108
Silverlake................................  2496 Glendale Blvd.                     Owned
                                            Los Angeles, CA 90039
South Pasadena............................  1001 Fair Oaks Ave.                     Owned
                                            S. Pasadena, CA 91030
Tarzana...................................  18321 Ventura Blvd.                     Leased
                                            Tarzana, CA 91356
Torrance..................................  23670 Hawthorne Blvd.                   Owned
                                            Torrance, CA 90505
Westminster...............................  9032 Bolsa Avenue                       Leased
                                            Westminster, CA 92683

    The Company added the following banking location as a result of the acquisition of Prime Bank in January 2001:

OFFICE NAME                                 ADDRESS                              OWNED/LEASED
- -----------                                 -------                              ------------
Century City..............................  1900 Avenue of the Stars                Leased
                                            Los Angeles, CA 90067

ITEM 3. LEGAL PROCEEDINGS

    Neither the Company nor the Bank is involved in any material legal proceedings. The Bank, from time to time, is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues would not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 2000, no matters were submitted to shareholders for a vote.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of February 28, 2001, the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

NAME                                AGE(1)      POSITION WITH COMPANY OR BANK
- ----                                ------    ---------------------------------
Dominic Ng.......................     42      Chairman of the Board, President,
                                              and Chief Executive Officer of
                                              the Company and the Bank

Julia Gouw.......................     41      Executive Vice President and
                                              Chief Financial Officer of the
                                              Company and the Bank

Sandra Wong......................     47      Executive Vice President and
                                              Chief Credit Officer of the Bank

Donald Chow......................     49      Executive Vice President,
                                              Director of Commercial Lending of
                                              the Bank

Douglas Krause...................     44      Executive Vice President, General
                                              Counsel, and Secretary of the
                                              Company and the Bank

- ------------------------

(1) As of February 28, 2001

BIOGRAPHICAL INFORMATION

    The principal occupation during the past five years of each executive officer is set forth below. All executive officers have held their present positions for at least five years, unless otherwise stated.

    DOMINIC NG has served as a director since 1991, as President and Chief Executive Officer of the Bank since 1992, and as Chairman of the Board in 1998. Mr. Ng has held the same positions with the Company since its formation. Prior to joining the Bank, he was President and CEO of Seyen Investment Inc. While he was a CPA with Deloitte & Touche LLP, he headed the Chinese Business Services Group. Mr. Ng serves on the Board of ESS Technology, Inc. Mr. Ng also serves as a member of the Board of Visitors of The Anderson School at UCLA, the Board of Regents of Loyola Marymount University, and is the Campaign Chairman of United Way of Greater Los Angeles. Mr. Ng has received numerous awards in the professional and philanthropic communities during the past decade.

    JULIA GOUW has served as Executive Vice President and Chief Financial Officer of the Bank since 1994 and as a director of the Bank since 1997, and has held these same positions with the Company since its formation. Ms. Gouw joined the Bank in 1989 as Vice President and Controller. Prior to joining the Bank, Ms. Gouw was a senior audit manager with KPMG LLP. Ms. Gouw is on the Board of Visitors of UCLA School of Medicine. She is also a member of the Financial Executives' Institute and the California Society of CPA's.

    SANDRA WONG joined the Bank in November 1998 as Executive Vice President and Chief Credit Officer. Prior to joining the Bank, Ms. Wong was Senior Vice President--Senior Credit Officer, Business Banking Division with Bank of America, where she managed portfolio performance and credit standards for a $3 billion loan portfolio of small business customers. Ms. Wong was employed for over 20 years with Bank of America.

    DONALD CHOW serves as Executive Vice President and Director of Commercial Lending of the Bank. Mr. Chow joined the Bank in April 1993 as First Vice President and Commercial Lending Manager. Mr. Chow was bestowed the title of Senior Vice President in April 1994. Mr. Chow has over 25 years of experience in commercial lending. Before joining the Bank as Senior Vice-President, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank. Mr. Chow was also employed for over 10 years with Security Pacific National Bank where he held a number of positions, including Vice President and unit leader of commercial real estate lending.

    DOUGLAS KRAUSE serves as Executive Vice President, General Counsel, and Secretary of the Bank and has held these same positions with the Company since its formation. Prior to joining the Bank in 1996 as Senior Vice President, Mr. Krause was Corporate Senior Vice President and General Counsel of Metrobank since 1991. Prior to that, Mr. Krause was with the law firms of Dewey Ballantine and Jones, Day, Reavis and Pogue specializing in financial services. Mr. Krause is a member of the Consumer Financial Services Committee of the California Bar Association.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    For information concerning the market for the Company's Common Stock and related shareholder matters, see "Common Stock Price Range and Dividends" contained in the 2000 Annual Report, which is incorporated herein by reference, and "Item 1. BUSINESS--Regulation and Supervision--Restrictions on Transfer of Funds to the Company by the Bank."

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                2000         1999         1998         1997         1996
                                             ----------   ----------   ----------   ----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
Interest and dividend income...............  $  186,080   $  148,027   $  126,708   $  107,092   $   96,876
Interest expense...........................      96,593       76,142       71,043       62,646       57,268
                                             ----------   ----------   ----------   ----------   ----------
Net interest income........................      89,487       71,885       55,665       44,446       39,608
Provision for loan losses..................       4,400        5,439        5,356        5,588        4,398
                                             ----------   ----------   ----------   ----------   ----------
Net interest income after provision for
  loan losses..............................      85,087       66,446       50,309       38,858       35,210
Noninterest income.........................      14,968       14,693       10,027        8,493        5,571
SAIF recapitalization expense..............          --           --           --           --        7,040
Noninterest expense........................      49,960       39,509       32,626       29,010       28,049
                                             ----------   ----------   ----------   ----------   ----------
Income before provision for income taxes...      50,095       41,630       27,710       18,341        5,692
Provision for income taxes.................      14,628       13,603        9,682        7,330        2,486
                                             ----------   ----------   ----------   ----------   ----------
Net income(1)..............................  $   35,467   $   28,027   $   18,028   $   11,011   $    3,206
                                             ==========   ==========   ==========   ==========   ==========
Basic earnings per share(1)................  $     1.58   $     1.23   $     0.76   $     0.46   $     0.13
Diluted earnings per share(1)..............  $     1.53   $     1.22   $     0.76   $     0.46   $     0.13
Average number of shares outstanding,
  basic....................................      22,448       22,757       23,775       23,775       23,775
Average number of shares outstanding,
  diluted..................................      23,168       22,895       23,775       23,775       23,775
AT YEAR END:
Total assets...............................  $2,485,971   $2,152,630   $2,058,160   $1,734,339   $1,621,547
Loans receivable, net......................   1,789,988    1,486,641    1,100,579      934,850      862,640
Investment securities......................     488,290      496,426      682,436      374,810      406,468
Deposits...................................   1,948,562    1,500,529    1,292,937    1,235,072    1,182,886
Federal Home Loan Bank advances............     268,000      482,000      563,000      211,000       55,000
Stockholders' equity.......................     186,149      150,080      150,830      132,552      122,375
Shares outstanding.........................      22,661       22,423       23,775       23,775       23,775
Book value per share.......................  $     8.21   $     6.69   $     6.34   $     5.58   $     5.15
FINANCIAL RATIOS:
Return on assets(2)........................        1.51%        1.35%        1.00%        0.70%        0.22%
Return on equity(2)........................       21.57        18.96        12.83         8.91         2.71
Average stockholders' equity to average
  assets...................................        7.02         7.12         7.80         7.87         8.16
Net interest margin........................        4.03         3.62         3.22         2.92         2.82
Efficiency ratio(2)(3).....................       40.91        40.56        46.52        52.47        75.61
ASSET QUALITY RATIOS:
Net chargeoffs to average loans............        0.22%        0.17%        0.11%        0.37%        0.37%
Nonperforming assets to year end total
  assets...................................        0.30         0.75         0.99         1.25         1.28
Allowance for loan losses to year end total
  gross loans..............................        1.31         1.38         1.47         1.29         1.15

- --------------------------

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

(3) Represents noninterest expense, excluding the amortization of intangibles and investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding the amortization of intangibles.

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

    East West Bancorp, Inc. is predominantly a bank holding company. Its primary subsidiary, East West Bank (the "Bank") is a state chartered bank with 30 branch offices located in Los Angeles, Orange, San Francisco and Santa Clara counties. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on its assets, primarily loans and investments, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expense, such as employee salaries and benefits; noninterest income, such as fees on deposit-related services; and the Bank's provision for loan losses. The Bank has three wholly-owned subsidiaries--E-W Services, Inc., which holds property used by the Bank in its operations, East-West
Investments, Inc., which primarily serves as a trustee for the Bank in connection with real estate secured loans, and EWSC Holdings, LLC, which owns 100% of the voting shares of East West Securities Company, Inc., a non-diversified, closed-end, management investment company registered under the Investment Company Act of 1940, as amended.

ACQUISITION OF PRIME BANK

    On January 16, 2001, the Company completed its acquisition of Prime Bank for a combination of shares and cash valued at $16.6 million. Prime Bank, with assets of $108 million and total stockholders' equity of $7.5 million as of December 31, 2000, was a one-branch commercial bank located in the Century City area of Los Angeles. Prime Bank focused on providing a wide range of services to commercial, real estate and professional firms located in the West Los Angeles market based upon a committed relationship approach to business banking. In addition to commercial real estate loans, business term loans and lines of credit, Prime Bank provided specialty depository services to entertainment, title and escrow, and other sectors.

RESULTS OF OPERATIONS

    The Company reported net income of $35.5 million for 2000, compared with $28.0 million for 1999 and $18.0 million for 1998, representing an increase of 27% for 2000 and 55% for 1999. On a per share basis, net income was $1.53, $1.22 and $0.76 for 2000, 1999 and 1998, respectively. During 2000, the increase in net earnings is largely attributable to continued growth in the loan portfolio, a higher net interest margin and a slight increase in noninterest-related revenues partially offset by higher operating expenses. Earnings in 1999 improved over 1998 primarily due to the growth in the loan and investment securities portfolios and a reduction in the Company's cost of funds. The Company's return on average total assets increased to 1.51% in 2000, from 1.35% in 1999 and 1.00% in 1998, while the return on average stockholders' equity increased to 21.57% in 2000, compared with 18.96% in 1999 and 12.83% in 1998.

COMPONENTS OF NET INCOME

                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN MILLIONS)
Net interest income..................................   $ 89.5     $ 71.9     $ 55.7
Provision for loan losses............................     (4.4)      (5.4)      (5.4)
Noninterest income...................................     15.0       14.7       10.0
Noninterest expense..................................    (50.0)     (39.5)     (32.6)
Provision for income taxes...........................    (14.6)     (13.6)      (9.7)
                                                        ------     ------     ------
  Net income.........................................   $ 35.5     $ 28.0     $ 18.0
                                                        ======     ======     ======
Return on average total assets.......................     1.51%      1.35%      1.00%
                                                        ======     ======     ======

NET INTEREST INCOME

    The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income in 2000 totaled
$89.5 million, a 24% increase over net interest income of $71.9 million in 1999.

    Total interest and dividend income during 2000 increased 26% to $186.1 million compared with $148.0 million during 1999. The increase in interest and dividend income is derived primarily from a 12% growth in average earning assets and higher yields on all categories of earning assets. Growth in the Bank's average loan portfolio, partially offset by decreases in the other categories of earning assets, triggered the increase in average earning assets. The net growth in average earning assets was funded largely by time deposits, money market accounts, and noninterest-bearing demand deposits.

    Total interest expense during 2000 increased 27% to $96.6 million compared with $76.1 million a year ago. The increase in interest expense is primarily attributable to higher rates paid on interest-bearing liabilities and growth in average money market accounts and time deposits, partially offset by a decrease in average FHLB advances.

    Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 41 basis points to 4.03% in 2000, compared with 3.62% in 1999. The increase in net interest margin is primarily due to the increased volume of loans and noninterest-bearing demand deposits and higher overall yields on earning assets, partially offset by higher rates paid on interest bearing liabilities. Average loan growth of 28% during 2000 was most notable in the multifamily residential, commercial real estate, construction and commercial business segments of the portfolio. A marked increase in the average prime rate of 121 basis points during 2000 is the main catalyst for higher overall yields on earning assets during 2000.

    The Company's overall cost of funds increased 65 basis points to 4.91% during 2000 primarily due to the increase in rates paid on all categories of interest-bearing liabilities, predominantly on time deposits and FHLB advances. The increase in rates paid is due to a rise in overall interest rates. Growth in the average volume of time deposits and money market accounts, partially offset by a sizeable decrease in the volume of FHLB advances, further contributed to the increase in the Company's cost of funds during 2000.

    Comparing 1999 to 1998, the Company's net interest margin increased 40 basis points to 3.62%, from 3.22% in 1998. Despite a 33 basis point decline in the average prime rate during 1999 resulting in a decrease in loan yields, the overall yield on earning assets increased to 7.46% in 1999, from 7.33% in 1998. This is primarily due to the increased volume of average loans and investment securities during 1999 which more than compensated for the decline in loan yields. Another factor that accounted for the increase in overall yields on earning assets is an increase in the yield on investment securities due to purchases of fixed rate securities during the latter half of 1998. Further contributing to the increase in net interest margin is the growth in noninterest-bearing demand deposits and a decrease in the overall cost of funds due to reduced rates paid on all categories of interest-bearing liabilities.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2000, 1999 and 1998:

                                                         YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                                 2000                               1999
                                   --------------------------------   --------------------------------
                                                           AVERAGE                            AVERAGE
                                    AVERAGE                 YIELD/     AVERAGE                 YIELD/
                                    BALANCE     INTEREST     RATE      BALANCE     INTEREST     RATE
                                   ----------   --------   --------   ----------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Short-term investments.........  $   12,483   $   960      7.69%    $   40,262   $ 2,381      5.91%
  Taxable investment
    securities(1)(2).............     513,126    32,521      6.34        609,587    35,560      5.83
  Loans receivable(1)(3).........   1,670,981   150,985      9.04      1,306,306   108,547      8.31
  FHLB stock.....................      21,794     1,614      7.41         29,203     1,539      5.27
                                   ----------   -------               ----------   -------
    Total interest-earning
      assets.....................   2,218,384   186,080      8.39      1,985,358   148,027      7.46
                                                -------     -----                  -------      ----
Noninterest-earning assets:
  Cash and due from banks........      47,343                             34,185
  Allowance for loan losses......     (23,893)                           (19,191)
  Other assets...................     101,109                             76,192
                                   ----------                         ----------
    Total assets.................  $2,342,943                         $2,076,544
                                   ==========                         ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Checking accounts..............  $  108,228     1,398      1.29     $   87,828     1,060      1.21
  Money market accounts..........     107,130     3,836      3.58         51,448     1,594      3.10
  Savings deposits...............     218,455     4,213      1.93        216,590     3,954      1.83
  Time deposits..................   1,164,671    63,201      5.43        922,107    42,959      4.66
  Short-term borrowings..........      31,009     2,065      6.66         19,679     1,080      5.49
  FHLB advances..................     325,656    20,503      6.30        491,203    25,495      5.19
  Junior subordinated debt
    securities...................      12,686     1,377     10.85             --        --        --
                                   ----------   -------               ----------   -------
    Total interest-bearing
      liabilities................   1,967,835    96,593      4.91      1,788,855    76,142      4.26
                                                -------     -----                  -------      ----
Noninterest-bearing liabilities:
  Demand deposits................     185,731                            116,129
  Other liabilities..............      24,953                             23,712
  Stockholders' equity...........     164,424                            147,848
                                   ----------                         ----------
    Total liabilities and
      stockholders' equity.......  $2,342,943                         $2,076,544
                                   ==========                         ==========
Interest rate spread.............                            3.48%                              3.20%
                                                            =====                               ====
Net interest income and net
  interest margin................               $89,487      4.03%                 $71,885      3.62%
                                                =======     =====                  =======      ====

                                       YEAR ENDED DECEMBER 31,
                                   --------------------------------
                                                 1998
                                   --------------------------------
                                                           AVERAGE
                                    AVERAGE                 YIELD/
                                    BALANCE     INTEREST     RATE
                                   ----------   --------   --------
                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Short-term investments.........  $  227,112   $13,302      5.86%
  Taxable investment
    securities(1)(2).............     477,338    26,405      5.53
  Loans receivable(1)(3).........   1,004,477    85,806      8.54
  FHLB stock.....................      20,140     1,195      5.93
                                   ----------   -------
    Total interest-earning
      assets.....................   1,729,067   126,708      7.33
                                                -------      ----
Noninterest-earning assets:
  Cash and due from banks........      25,231
  Allowance for loan losses......     (14,253)
  Other assets...................      60,537
                                   ----------
    Total assets.................  $1,800,582
                                   ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Checking accounts..............  $   78,066     1,072      1.37
  Money market accounts..........      28,051     1,010      3.60
  Savings deposits...............     213,675     5,048      2.36
  Time deposits..................     845,749    42,369      5.01
  Short-term borrowings..........     119,638     6,767      5.66
  FHLB advances..................     282,091    14,777      5.24
  Junior subordinated debt
    securities...................          --        --        --
                                   ----------   -------
    Total interest-bearing
      liabilities................   1,567,270    71,043      4.53
                                                -------      ----
Noninterest-bearing liabilities:
  Demand deposits................      78,802
  Other liabilities..............      14,009
  Stockholders' equity...........     140,501
                                   ----------
    Total liabilities and
      stockholders' equity.......  $1,800,582
                                   ==========
Interest rate spread.............                            2.80%
                                                             ====
Net interest income and net
  interest margin................               $55,665      3.22%
                                                =======      ====

- ------------------------------

(1) Includes net premium amortization on investment securities and loans receivable totaling $704 thousand, $288 thousand, and $1.2 million for the years ended December 31, 2000, 1999, and 1998, respectively. Also includes amortization of deferred loan fees totaling $2.0 million, $2.3 million, and $1.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------
                                                      2000 VS. 1999                     1999 VS. 1998
                                             -------------------------------   -------------------------------
                                                           CHANGES DUE TO                    CHANGES DUE TO
                                              TOTAL     --------------------    TOTAL     --------------------
                                              CHANGE    VOLUME(1)   RATE(1)     CHANGE    VOLUME(1)   RATES(1)
                                             --------   ---------   --------   --------   ---------   --------
                                                                      (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Short-term investments.....................  $(1,421)   $ (2,517)   $  1,096   $(10,921)  $(11,051)   $   130
Taxable investment securities..............   (3,038)     (6,700)      3,662      9,155      7,649      1,506
Loans receivable, net......................   42,437      32,320      10,117     22,741     25,011     (2,270)
FHLB stock.................................       75        (126)        201        344        458       (114)
                                             -------    --------    --------   --------   --------    -------
    Total interest income..................   38,053      22,977      15,076     21,319     22,067       (748)
                                             =======    ========    ========   ========   ========    =======
INTEREST-BEARING LIABILITIES:
Checking accounts..........................      338         259          79        (12)      (380)       368
Money market accounts......................    2,242       1,960         282        584        701       (117)
Savings deposits...........................      259          34         225     (1,094)        70     (1,164)
Time deposits..............................   20,241      12,446       7,795        590      2,633     (2,043)
Short-term borrowings......................      985         719         266     (5,687)    (5,492)      (195)
FHLB advances..............................   (4,991)    (13,569)      8,578     10,718     10,852       (134)
Junior subordinated debt securities........    1,377       1,377          --         --         --         --
                                             -------    --------    --------   --------   --------    -------
    Total interest expense.................   20,451       3,226      17,225      5,099      8,384     (3,285)
                                             -------    --------    --------   --------   --------    -------
CHANGE IN NET INTEREST INCOME..............  $17,602    $ 19,751    $ (2,149)  $ 16,220   $ 13,683    $ 2,537
                                             =======    ========    ========   ========   ========    =======

- ------------------------------

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

PROVISION FOR LOAN LOSSES

    The provision for loan losses amounted to $4.4 million for 2000 and $5.4 million for both 1999 and 1998. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

NONINTEREST INCOME

COMPONENTS OF NONINTEREST INCOME

                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN MILLIONS)
Loan fees...........................................   $ 1.85     $ 2.28     $ 2.39
Branch fees.........................................     4.84       3.39       2.58
Letters of credit fees and commissions..............     4.35       4.11       2.79
Net gain on sales of securities available for
  sale..............................................     0.12       0.69       1.32
Net gain on trading securities......................    (0.02)      1.90         --
Net gain on sale of affordable housing
  investments.......................................     1.28       0.40         --
Net gain on sale of branch..........................       --       0.68         --
Amortization of negative intangibles................     0.42       0.41       0.41
Other...............................................     2.13       0.83       0.54
                                                       ------     ------     ------
    Total...........................................   $14.97     $14.69     $10.03
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

    Noninterest income increased 2% to $15.0 million during 2000, primarily due to higher branch service-related fees, gains on sales of affordable housing investments, and other income, partially offset by lower gains on trading securities and sales of investment securities available for sale. Included in noninterest income for 1999 is a one-time gain on sale of the Company's Irvine branch amounting to $676 thousand. There was no such gain recorded in 2000.

    Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees decreased 19% to $1.8 million in 2000, from $2.3 million in 1999, primarily due to the Company's reduced secondary marketing activities. The reduction in secondary marketing activities was prompted, in part, by the introduction of new loan portfolio products and, to a larger extent, by the current interest rate environment during 2000 which favored the origination of adjustable rate mortgages over fixed rate mortgages.

    Branch fees, which represent revenues derived from branch operations, amounted to $4.8 million in 2000, a 43% increase from the $3.4 million earned during 1999. The increase in branch fees is primarily due to higher service-related fee income on transaction accounts resulting from the acquisition of American International Bank in mid-January 2000. Further, sustained growth in revenues from analysis charges on commercial deposit accounts also contributed to the increase in branch fee income.

    Letters of credit fees and commissions increased 6% to $4.4 million entirely due to the growth in trade finance revenues. Fees related to the issuance and maintenance of standby letters of credit remained at $2.3 million for both 2000 and 1999.

    Other noninterest income, which include insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases, increased 157% to $2.1 million. The increase in other noninterest income is primarily due to $395 thousand in insurance commissions and other insurance-related service fee income in connection with the acquisition of Risk Services, Inc. in August 2000. There were no such commissions and service fee income during 1999. In addition, the Company also recorded $305 thousand in revenues from equipment leased to third parties in connection with $1.3 million in operating leases entered into by the Company during 2000. The Company had no operating leases in 1999. The Company also recorded $142 thousand in sublease rental income from its Torrance branch location as part of the Company's acquisition of American International Bank in mid-January 2000. Further contributing to other noninterest income is a $263 thousand increase in interest income on officer life insurance policies relative to such income earned in 1999. At December 31, 2000, the aggregate net cash surrender value of the Company's officer life insurance policies amounted to $17.0 million compared to $11.0 million at December 31, 1999.

    Other contributions to noninterest income include $123 thousand and $685 thousand in gains on sales of available for sale securities for 2000 and 1999, respectively. Net losses on trading securities totaled $16 thousand during 2000 compared to $1.9 million in trading securities gains during 1999.

    Comparing 1999 to 1998, noninterest income increased 47% to $14.7 million. Included in noninterest income for 1999 are the one-time $676 thousand gain on sale of the Irvine branch, $1.9 million in gains on trading securities and $402 thousand in gains on sale of an investment in affordable housing partnerships. There were no such gains recorded in 1998. Further contributing to the increase in noninterest income during 1999 is a 48% growth in fee-based service income related to letters of credit fees and commissions and 31% increase in branch service-related fee income. Slightly offsetting these increases was a 4% decrease in ancillary loan fees primarily due to a decline in secondary market activities.

NONINTEREST EXPENSE

COMPONENTS OF NONINTEREST EXPENSE

                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN MILLIONS)
Compensation and other employee benefits............   $20.29     $18.48     $17.28
Net occupancy.......................................     7.56       5.65       4.97
Data processing.....................................     1.78       1.40       1.25
Amortization of positive intangibles................     3.32       1.57       1.24
Amortization of affordable housing investments......     4.08       2.99       1.02
Deposit insurance premiums and regulatory
  assessments.......................................     0.46       0.86       0.83
Other real estate owned operations, net.............    (0.17)     (0.34)     (0.38)
Other...............................................    12.64       8.90       6.42
                                                       ------     ------     ------
    Total...........................................   $49.96     $39.51     $32.63
                                                       ======     ======     ======
Efficiency ratio....................................       41%        41%        47%
                                                       ======     ======     ======

    Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 26% to $50.0 million during 2000. Compensation and employee benefits increased 10% to $20.3 million primarily due to the acquisition of American International Bank and also to the addition of several new loan officers with specialized lending experience.

    Occupancy expenses increased 34% to $7.6 million during 2000 primarily reflecting the operations of the eight branches of American International Bank, an overhead factor which was not present during 1999. Additionally, the impact of normal rent adjustments in existing leases, increased expenses related to the enhancement and maintenance of the Company's computer network system, and increased depreciation from equipment under operating leases further contributed to the rise in occupancy expenses.

    Data processing expenses increased 27% to $1.8 million during 2000, compared with $1.4 million in 1999, primarily due to the acquisition of American International Bank.

    The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 111% during 2000. The increase in the amortization of positive intangibles is due to the acquisitions of First Central Bank, American International Bank and East West Insurance Agency. Combined goodwill of
$14.2 million and deposit premiums of $8.6 million were recorded by the Company for these transactions which are being amortized straight line over 15 years and 7 years, respectively.

    The amortization of investments in affordable housing partnerships increased 36% to $4.1 million during 2000, compared with $3.0 million in 1999. The increase in amortization reflects the impact of $5.5 million in additional investment purchases made since year-end 1999, offset by two sale transactions totaling $9.3 million in February 2000 and September 2000. Total investments in affordable housing partnerships amounted to $19.7 million as of December 31, 2000, compared with $26.5 million as of December 31, 1999.

    Deposit insurance premiums and regulatory assessments decreased 47% to $458 thousand primarily due to a significant decrease in the Savings Association Insurance Fund ("SAIF") Financing Corporation ("FICO") assessment rates effective in 2000. The average annual FICO assessment rate during 2000 was 2.07 basis points per $100 of assessable deposits compared to 5.93 basis points during 1999.

    Net income related to OREO operations, which includes net rental income collected from OREO properties and net gains or losses on subsequent sales, totaled $174 thousand during 2000, compared with net income of $340 thousand in 1999, primarily due to a 60% decrease in net gains on sales of OREO properties during 2000 in comparison to 1999.

    Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 42% to $12.6 million in 2000, compared with $8.9 million for 1999. The increase in other operating expenses can be attributed to the Company's continued expansion, which includes the recent acquisitions of First Central Bank, American International Bank and East West Insurance Agency, as well as internal growth.

    Comparing 1999 to 1998, noninterest expense increased $6.9 million, or 21%, to $39.5 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $1.2 million primarily due to internal growth and the acquisition of First Central Bank at the end of May 1999; (2) an increase in occupancy expenses of $675 thousand reflecting four months of operations for the branches and administrative offices of First Central Bank prior to their integration with existing East West Bank locations, and increased expenses related to the outsourcing of computer hardware maintenance, partially offset by the sale of the Irvine branch to People's Bank of California in May 1999; (3) an increase in amortization of positive intangibles of $331 thousand due to the acquisition of First Central Bank;
(4) an increase in amortization of affordable housing partnerships of $2.0 million reflecting the impact of $5.1 million in additional investments purchased during 1999; and (5) an increase in other operating expenses of $2.5 million attributed to the Company's overall growth--through organic expansion and through the acquisition of First Central Bank, as well as various expenses directly related to the Company's change in status from a privately held institution to a public company, including legal fees, investor relations expenses, Delaware corporation franchise taxes, SEC and NASDAQ fees, and registrar and transfer agent fees.

    Despite the Company's growth trend over the past several years, ongoing efforts to closely manage operational expenses continue to favorably impact the Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles). The Company's efficiency ratio remained at 41% in 2000 and 1999, compared to 47% in 1998.

PROVISION FOR INCOME TAXES

    The provision for income taxes increased 8% to $14.6 million during 2000, compared with $13.6 million in 1999. This is primarily due to higher pretax income partially offset by tax credits from qualified affordable housing investments and state tax benefits achieved through the formation and funding of East West Securities Company, Inc., a regulated investment company, in July 2000. Tax credits from qualified affordable housing investments utilized during 2000 totaled $3.9 million, compared to $3.2 million for 1999. The 2000 provision reflects an effective tax rate of 29.2%, compared with 32.7% for 1999.

    Comparing 1999 to 1998, the provision for income taxes increased 41% to $13.6 million, compared to $9.7 million for 1998. The 1998 provision reflects an effective tax rate of 34.9% and tax credits from affordable housing investments of $1.7 million.

BALANCE SHEET ANALYSIS

    The Company's total assets increased $333.3 million, or 15%, to $2.49 billion, as of December 31, 2000, primarily due to loan growth. The increase in total assets was funded by increases of $448.0 million in deposits, $37.4 million in short-term borrowings and $20.8 million in junior subordinated debt securities, partially offset by decreases in FHLB advances of $214.0 million.

INVESTMENT SECURITIES HELD FOR TRADING

    Investment securities held for trading are investment grade securities which are generally held by the Bank for a period of seven days or less. Net losses from trading securities totaled $16 thousand during 2000 compared with net gains of $1.9 million during 1999.

INVESTMENT SECURITIES AVAILABLE FOR SALE

    Income from investing activities provides a significant portion of the Bank's total income. Management generally maintains an investment portfolio with an adequate mix of fixed rate and adjustable rate securities with relatively short maturities to minimize overall interest rate risk. The Bank has a substantial investment in residential mortgage-backed securities, consisting of pass-through certificates issued by GNMA, FHLMC, FNMA and private issuers. As of December 31, 2000, the carrying value of mortgage-backed securities totaled $384.7 million, or 15% of total assets. At December 31, 2000, the Bank held
$695 thousand, $125.2 million, $220.7 million, and $38.1 million of mortgage-backed securities issued by GNMA, FHLMC, FNMA and private issuers, respectively. Mortgage-backed securities with a total carrying value of $221.2 million, or 51% of the total portfolio, had adjustable interest rates at December 31, 2000. At December 31, 2000, $139.9 million of mortgage-backed securities were pledged as collateral for public funds.

    The following table sets forth the carrying values of investment securities available for sale at December 31, 2000 and 1999:

                                                           AT DECEMBER 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
                                                           (IN THOUSANDS)
U.S. Treasury securities.............................  $  8,429       $    975
U.S. Government agency securities....................    67,382         68,871
Mortgage-backed securities...........................   384,678        426,378
Obligations of states and political subdivisions.....       201            202
Corporate securities.................................    27,600             --
                                                       --------       --------
  Total investment securities available for sale.....  $488,290       $496,426
                                                       ========       ========

    Total investment securities available for sale decreased 2% to $488.3 million as of December 31, 2000. Total repayments and proceeds from sales of available for sale securities amounted to $80.9 million and $61.1 million, respectively, during 2000. Proceeds from repayments and sales were applied toward additional investment securities purchases, repayments of FHLB advances, and funding a portion of loan originations and loan purchases made during 2000. The Bank recorded net gains totaling $123 thousand and $685 thousand on sales of available for sale securities during 2000 and 1999, respectively.

    The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of the Bank's investment securities available for sale portfolio at December 31, 2000:

                                                                                     AFTER FIVE
                                                             AFTER ONE YEAR           YEARS BUT
                                         WITHIN ONE          BUT WITHIN FIVE         WITHIN TEN
                                            YEAR                  YEARS                 YEARS
                                     -------------------   -------------------   -------------------
                                      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                                     --------   --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury.....................     $301       5.88%    $ 8,128      6.42%    $    --        --%
U.S. Government agency............       --         --      10,930      5.77          --        --
Mortgage-backed securities........       --         --          --        --      60,676      6.19
Obligations of states and
  political
  subdivisions....................      201       4.71          --        --          --        --
Corporate securities..............       --         --          --        --          --        --
                                       ----                -------               -------
Total.............................     $502       5.41     $19,058      6.05     $60,676      6.19
                                       ====                =======               =======


                                      AFTER TEN YEARS            TOTAL
                                    -------------------   -------------------
                                     AMOUNT     YIELD      AMOUNT     YIELD
                                    --------   --------   --------   --------
                                             (DOLLARS IN THOUSANDS)
U.S. Treasury.....................  $     --       --%    $  8,429     6.40%
U.S. Government agency............    56,452     6.55       67,382     6.42
Mortgage-backed securities........   324,002     6.77      384,678     6.68
Obligations of states and
  political
  subdivisions....................        --       --          201     4.71
Corporate securities..............    27,600     8.13       27,600     8.13
                                    --------              --------
Total.............................  $408,054     6.83     $488,290     6.72
                                    ========              ========

LOANS

    The Bank offers a broad range of products designed to meet the credit needs of its borrowers. The Bank's lending activities consist of residential mortgage loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business and trade finance loans, and consumer loans. Net loans receivable increased 20% to $1.79 billion at December 31, 2000. Excluding the $105.2 million of net loans acquired from American International Bank, organic loan growth during 2000 was 13%. The increase in loans was funded primarily through deposit growth and through repayments and sales of investment securities available for sale.

    The Bank experienced moderate loan demand throughout 2000. The growth in loans, excluding loans acquired from American International Bank, is comprised of increases in single family loans of $56.4 million or 20%, multifamily loans of $12.3 million or 4%, commercial real estate loans of $42.3 million or 8%, commercial business loans, including trade finance products, of $82.3 million or 33%, and consumer loans, including home equity lines of credit, of $16.3 million or 68%. Partially offsetting the growth in these loan categories was a decrease in construction loans of $11.5 million or 10%, primarily as a result of the Bank's increased loan participation activity during 2000.

    The following table sets forth the composition of the loan portfolio at the end of each of the past five years:

                                                                    DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                          2000                    1999                    1998              1997
                                  ---------------------   ---------------------   ---------------------   --------
                                    AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT     AMOUNT
                                  ----------   --------   ----------   --------   ----------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential, one to four
    units.......................  $  334,775     18.5%    $  278,161     18.4%    $  270,444     24.2%    $356,478
  Residential, multifamily......     323,469     17.8        311,193     20.6        167,545     15.0      144,147
  Commercial and industrial real
    estate......................     640,713     35.3        518,074     34.4        358,850     32.0      269,028
  Construction..................     118,241      6.5        122,363      8.1         78,922      7.0       27,020
                                  ----------    -----     ----------    -----     ----------    -----     --------
    Total real estate loans.....   1,417,198     78.1      1,229,791     81.5        875,761     78.2      796,673
                                  ----------    -----     ----------    -----     ----------    -----     --------

Other loans:
  Business, commercial..........     350,282     19.3        248,865     16.5        223,318     20.0      138,408
  Automobile....................       6,409      0.4          5,284      0.4          4,972      0.4        5,259
  Other consumer................      40,547      2.2         23,834      1.6         15,156      1.4        9,137
                                  ----------    -----     ----------    -----     ----------    -----     --------
    Total other loans...........     397,238     21.9        277,983     18.5        243,446     21.8      152,804
                                  ----------    -----     ----------    -----     ----------    -----     --------
        Total gross loans.......   1,814,436    100.0%     1,507,774    100.0%     1,119,207    100.0%     949,477
                                                =====                   =====                   =====

Unearned fees, premiums and
  discounts, net................        (600)                   (289)                 (2,122)               (2,354)
Allowance for loan losses.......     (23,848)                (20,844)                (16,506)              (12,273)
                                  ----------              ----------              ----------              --------
    Loans receivable, net.......  $1,789,988              $1,486,641              $1,100,579              $934,850
                                  ==========              ==========              ==========              ========

                                           DECEMBER 31,
                                  ------------------------------
                                    1997            1996
                                  --------   -------------------
                                  PERCENT     AMOUNT    PERCENT
                                  --------   --------   --------
                                      (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential, one to four
    units.......................    37.5%    $425,270     48.7%
  Residential, multifamily......    15.2      141,649     16.2
  Commercial and industrial real
    estate......................    28.3      214,599     24.5
  Construction..................     2.8       11,607      1.3
                                   -----     --------    -----
    Total real estate loans.....    83.8      793,125     90.7
                                   -----     --------    -----
Other loans:
  Business, commercial..........    14.6       71,672      8.2
  Automobile....................     0.6        3,877      0.4
  Other consumer................     1.0        5,953      0.7
                                   -----     --------    -----
    Total other loans...........    16.2       81,502      9.3
                                   -----     --------    -----
        Total gross loans.......   100.0%     874,627    100.0%
                                   =====                 =====
Unearned fees, premiums and
  discounts, net................               (1,903)
Allowance for loan losses.......              (10,084)
                                             --------
    Loans receivable, net.......             $862,640
                                             ========

    RESIDENTIAL MORTGAGE LOANS. The Company offers first mortgage loans secured by one-to-four unit residential properties located in the Bank's primary lending area. At December 31, 2000, $334.8 million or 19% of the loan portfolio was secured by one-to-four family residential real estate mortgages, compared to $278.2 million or 18% at December 31, 1999. During 2000, the Bank's secondary marketing activities were significantly curtailed due, in part, to the Bank's introduction of new portfolio products, and also as a response to the rising interest rate environment which favored the origination of adjustable rate loans over fixed rate loans. Prior to 2000, as part of the Bank's lending strategy, substantially all new fixed-rate single family residential loans were sold into the secondary market. In a declining interest rate environment, the Bank anticipates an escalation in its secondary marketing activities.

    MULTIFAMILY AND COMMERCIAL REAL ESTATE LOANS. The Bank continues to place emphasis in the origination of multifamily and commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily and commercial real estate loans accounted for $323.5 million or 18% and $640.7 million or 35%, respectively, of the Bank's loan portfolio at December 31, 2000. At year-end 1999, multifamily and commercial real estate loans amounted to $311.2 million or 21% and $518.1 million or 34%, respectively.

    CONSTRUCTION LOANS. The Bank offers loans to finance the construction of income-producing or owner-occupied buildings. The Bank limits its exposure in construction loans to no more than 25% of total loans. At December 31, 2000, construction loans accounted for $118.2 million or 7% of the Bank's loan portfolio. This compares with $122.4 million or 8% of the loan portfolio at December 31, 1999.

    COMMERCIAL BUSINESS LOANS. The Bank finances small and middle-market businesses in a wide spectrum of industries throughout California. The Bank offers commercial loans for working capital, accounts receivable and inventory lines. At December 31, 2000, commercial business loans accounted for $236.1 million or 13% of the Bank's loan portfolio compared to $145.0 million or 10% at December 31, 1999.

    TRADE FINANCE. The Bank offers a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. Total fee income generated from trade finance activities has grown significantly from $26 thousand in 1994 to $2.1 million in 2000. A substantial portion of this business involves California-based customers engaged in import activities.

    At December 31, 2000, loans to finance international trade totaled
$114.2 million or 6% of the Bank's loan portfolio. Of this amount, almost all loans were made to borrowers on the import side of international trade. At December 31, 1999, such loans amounted to $103.9 million or 7% of the Bank's loan portfolio. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated.

    AFFORDABLE HOUSING. The Bank is engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which generally are eligible for federal low income housing tax credits. As of December 31, 2000, the Bank had outstanding $162.6 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $131.7 million as of year-end 1999. Credit facilities for individual projects generally range in size from $1 million to $10 million.

    The following table presents the maturity schedule of the Bank's loan portfolio at December 31, 2000. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $3.7 million are included in the within one year category.

                                                                AFTER ONE
                                                      WITHIN    BUT WITHIN   MORE THAN
                                                     ONE YEAR   FIVE YEARS   FIVE YEARS     TOTAL
                                                     --------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Residential, one to four units.....................  $ 10,021    $ 35,063     $289,691    $  334,775
Residential, multifamily...........................    12,337      79,522      231,610       323,469
Commercial and industrial real estate..............    85,838     386,867      168,008       640,713
Construction.......................................    81,963      35,980          298       118,241
Business, commercial...............................   223,717      79,477       47,088       350,282
Other consumer.....................................    11,189       6,194       29,573        46,956
                                                     --------    --------     --------    ----------
  Total............................................  $425,065    $623,103     $766,268    $1,814,436
                                                     ========    ========     ========    ==========

    As of December 31, 2000, excluding nonaccrual loans, outstanding loans scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

                                                                AFTER ONE
                                                      WITHIN    BUT WITHIN   MORE THAN
                                                     ONE YEAR   FIVE YEARS   FIVE YEARS     TOTAL
                                                     --------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Total fixed rate...................................  $122,073    $224,839     $ 36,143    $  383,055
Total variable rate................................  1,332,781     98,504           96     1,431,381
                                                     --------    --------     --------    ----------
  Total............................................  $1,454,854  $323,343     $ 36,239    $1,814,436
                                                     ========    ========     ========    ==========

NONPERFORMING ASSETS

    Loans are continually monitored by management and the Board of Directors. The Bank's policy is to place a loan on nonaccrual status if either
(i) principal or interest payments are past due in excess of 90 days; or
(ii) the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. Nonaccrual loans that demonstrate a satisfactory payment trend for several months are returned to full accrual status subject to management's assessment of the full collectibility of the account. Nonaccrual loans totaled $3.7 million at December 31, 2000, compared to $10.9 million at year-end 1999. Nonaccrual loans as a percentage of total loans outstanding were 0.20% and 0.73% at December 31, 2000 and 1999, respectively. During 2000, loans totaling $2.8 million were placed on nonaccrual status. These additions to nonaccrual loans were by offset by $4.3 million in payoffs, $4.3 million in gross chargeoffs, $650 thousand in loans brought current, and two loans totaling $767 thousand that were transferred to other real estate owned. Loans placed on nonaccrual loans during 2000 were comprised of $420 thousand in residential single family loans, $1.5 million in commercial real estate loans, $824 thousand in commercial business loans, and $54 thousand in consumer home equity loans.

    Restructured loans or loans that have had their original terms modified totaled $3.0 million at December 31, 2000, compared with $4.7 million at year-end 1999. The net decrease in restructured loans is due to the transfer of one commercial real estate loan totaling $1.2 million to nonaccrual status and $600 thousand in payments received during 2000, partially offset by the addition of two commercial loans totaling $114 thousand.

    Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate or other collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in fair value of the OREO after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and gains and losses on disposal, are reported as noninterest expense. Other real estate owned totaled $801 thousand and $577 thousand at December 31, 2000 and 1999, respectively. During 2000, additions to OREO totaling $1.1 million were comprised of a parcel of commercial land acquired from American International Bank and four single family residential properties. The Bank sold five properties with a combined book value of $849 thousand during 2000. Net gains amounting to $213 thousand were recognized on these OREO sales. The Bank is actively marketing the remaining properties.

    The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned as of the dates indicated:

                                                                      DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans................................   $3,652    $10,933    $ 9,762    $ 8,490    $11,613
Loans past due 90 days or more but not on
  nonaccrual....................................       --         --        129      2,403        206
                                                   ------    -------    -------    -------    -------
    Total nonperforming loans...................    3,652     10,933      9,891     10,893     11,819
                                                   ------    -------    -------    -------    -------
Restructured loans..............................    2,972      4,700      5,936      7,487      5,485
Other real estate owned, net....................      801        577      4,600      3,217      3,491
                                                   ------    -------    -------    -------    -------
    Total nonperforming assets..................   $7,425    $16,210    $20,427    $21,597    $20,795
                                                   ======    =======    =======    =======    =======
Total nonperforming assets to total assets......     0.30%      0.75%      0.99%      1.25%      1.28%
Allowance for loan losses to nonperforming
  loans.........................................   653.01     190.65     166.88     112.67      85.32
Nonperforming loans to total gross loans........     0.20       0.73       0.88       1.15       1.35

    At December 31, 2000 and 1999, the Bank had classified $12.4 million and $20.9 million, respectively, of its loans as impaired, with specific reserves of $1.3 million for both periods. The Bank's average recorded investment in impaired loans at December 31, 2000 and 1999 was $12.9 million and $21.4 million, respectively. During 2000 and 1999, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.5 million and $2.0 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $1.1 million and $1.6 million, respectively.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. While management believes that the allowance for loan losses is adequate at December 31, 2000, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. At December 31, 2000, the allowance for loan losses amounted to $23.8 million, or 1.31% of total loans, compared with $20.8 million, or 1.38% of total loans, at December 31, 1999. The $3.0 million increase in the allowance for loan losses at December 31, 2000 is primarily due to $2.3 million in allowance for loan losses acquired from American International Bank. The remaining $700 thousand increase in the allowance during 2000 is comprised of $4.4 million in additional loss provisions less $3.7 million in net chargeoffs recorded during the period.

    The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------
                                                 2000         1999         1998        1997       1996
                                              ----------   ----------   ----------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Allowance balance, beginning of year........  $   20,844   $   16,506   $   12,273   $ 10,084   $  8,735
Allowance from acquisition..................       2,256        1,150           --         --         --
Provision for loan losses...................       4,400        5,439        5,356      5,588      4,398

Actual charge-offs:
  1-4 family residential real estate........          46           26          196        469        530
  Multifamily real estate...................          --           44          588      1,595      1,919
  Commercial and industrial real estate.....           3           --           60      1,079        985
  Business, commercial......................       4,511        2,786        1,689        986         92
  Automobile................................          32           19          130          5         28
  Other.....................................          --            2            3          2         17
                                              ----------   ----------   ----------   --------   --------
    Total charge-offs.......................       4,592        2,877        2,666      4,136      3,571
                                              ----------   ----------   ----------   --------   --------

Recoveries:
  1-4 family residential real estate........         227           17          172         12         49
  Multifamily real estate...................           9          207            1        275        174
  Commercial and industrial real estate.....           7           29          845        385        284
  Business, commercial......................         660          358          480         41          3
  Automobile................................          34           14           45         19          9
  Other.....................................           3            1           --          5          3
                                              ----------   ----------   ----------   --------   --------
    Total recoveries........................         940          626        1,543        737        522
                                              ----------   ----------   ----------   --------   --------
      Net charge-offs.......................       3,652        2,251        1,123      3,399      3,049
                                              ----------   ----------   ----------   --------   --------
Allowance balance, end of year..............  $   23,848   $   20,844   $   16,506   $ 12,273   $ 10,084
                                              ==========   ==========   ==========   ========   ========
Average loans outstanding...................  $1,670,981   $1,306,306   $1,004,477   $915,202   $819,868
                                              ==========   ==========   ==========   ========   ========
Total loans outstanding, end of year........  $1,814,436   $1,507,774   $1,119,207   $949,477   $874,627
                                              ==========   ==========   ==========   ========   ========
Net charge-offs to average loans............        0.22%        0.17%        0.11%      0.37%      0.37%
Allowance for loan losses to total gross
  loans at end of year......................        1.31         1.38         1.47       1.29       1.15

    Net chargeoffs totaled $3.7 million, or 0.22% of average loans outstanding, during 2000. This compares to net chargeoffs of $2.3 million, or 0.17% of average loans outstanding, during 1999. The Bank continues to record loan loss provisions to compensate for both the continued growth of the Bank's loan portfolio, which grew 20% in 2000 and 35% in 1999, and the changing composition of the overall loan portfolio, reflecting a shift towards commercial real estate and commercial business loans. At December 31, 2000, the combined volume of commercial real estate and commercial business loans represented approximately 55% of the total loan portfolio, compared to 51% at December 31, 1999.

    The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                                                 AT DECEMBER 31,
                                    --------------------------------------------------------------------------
                                           2000                  1999                  1998             1997
                                    -------------------   -------------------   -------------------   --------
                                     AMOUNT       %        AMOUNT       %        AMOUNT       %        AMOUNT
                                    --------   --------   --------   --------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
1-4 family residential real
  estate.........................   $   142      18.5%    $   345      18.4%    $   500      24.2%    $   894
Multifamily real estate..........     1,768      17.8       2,735      20.6       2,435      15.0       3,022
Commercial and industrial real
  estate.........................     4,472      35.3       3,110      34.4       1,373      32.0       1,059
Construction.....................     2,370       6.5       2,597       8.1       2,339       7.0         404
Business, commercial.............    10,461      19.3       9,244      16.5       7,679      20.0       5,249
Automobile.......................        23       0.4          30       0.4          45       0.4          33
Consumer and other...............        21       2.2           9       1.6          22       1.4          32
Other risks......................     4,591                 2,774                 2,113                 1,580
                                    -------     -----     -------     -----     -------     -----     -------
    Total........................   $23,848     100.0%    $20,844     100.0%    $16,506     100.0%    $12,273
                                    =======     =====     =======     =====     =======     =====     =======

                                          AT DECEMBER 31,
                                   ------------------------------
                                     1997            1996
                                   --------   -------------------
                                      %        AMOUNT       %
                                   --------   --------   --------
                                       (DOLLARS IN THOUSANDS)
1-4 family residential real
  estate.........................    37.5%    $   996      48.7%
Multifamily real estate..........    15.2       3,445      16.2
Commercial and industrial real
  estate.........................    28.3       2,044      24.5
Construction.....................     2.8          66       1.3
Business, commercial.............    14.6       1,357       8.2
Automobile.......................     0.6          27       0.4
Consumer and other...............     1.0          23       0.7
Other risks......................               2,126
                                    -----     -------     -----
    Total........................   100.0%    $10,084     100.0%
                                    =====     =======     =====

    Despite a 20% increase in the volume of single family loans at December 31, 2000 from year-end 1999 levels, allocated reserves on single family loans decreased $203 thousand, or 59%, to $142 thousand. This is directly correlated to a 50% decrease in the loss factor for single family loans that are not classified (i.e. rated "pass"). The loss factor for pass single family loans as of December 31, 2000 was 3 basis points compared to 6 points at December 31, 1999. At December 31, 2000, approximately 99% of the loans within this category were rated "pass."

    Allocated reserves on multifamily loans decreased $967 thousand, or 35%, to $1.8 million as of December 31, 2000 despite a 4% increase in the volume of loans within this category since December 31, 1999. This is primarily due to a 22% and 62% decline in the loss factors for multifamily loans that are rated "pass" and "special mention," respectively. The loss factors for pass and special mention multifamily loans as of December 31, 2000 were 25 basis points and 5.0%, respectively, compared to 32 basis points and 13.2%, respectively, at December 31, 1999. At December 31, 2000, over 98% of the loans within this category were rated "pass" while approximately 1% were rated "special mention."

    Allocated reserves on commercial real estate loans increased $1.4 million, or 44%, to $4.5 million as of December 31, 2000 primarily due to a 24% increase in the volume of loans in this loan category since year-end 1999. Further contributing to the increase in allocated reserves on commercial real estate loans is an increase in the volume of special mention loans to $8.9 million at December 31, 2000, from $3.2 million at December 31, 1999.

    Allocated reserves on construction loans decreased $227 thousand, or 9%, to $2.4 million at December 31, 2000 primarily due to the absence of classified loans (i.e. rated "substandard" or "doubtful") at December 31, 2000, compared to $4.0 million at December 31, 1999. Substandard construction loans are subject to a minimum loss rate of 20.0%. This was partially offset by a $7.2 million increase in special mention loans at December 31, 2000, relative to year-end 1999 levels, which are subject to a minimum loss rate of 5.0%.

    Allocated reserves on commercial business loans increased $1.2 million, or 13%, to $10.5 million at December 31, 2000 for two reasons: (1) a 41% increase in loan volume since year-end 1999 and (2) a 60% increase in special mention loans to $41.3 million at December 31, 2000, partially offset by a 44% decrease in substandard loans to $9.2 million, relative to year-end 1999 levels.

    The allowance for loan losses of $23.8 million at December 31, 2000 exceeded the Bank's allocated allowance by $4.6 million, or 19% of the total allowance. This compares to an unallocated allowance of $2.8 million, or 13%, as of December 31, 1999. The $4.6 million unallocated allowance at

December 31, 2000 is essentially comprised of three elements. First, the Bank has set aside $1.9 million, or approximately 10% of the allocated allowance amount of $19.3 million at December 31, 2000, to compensate for the estimation risk associated with the classification migration and individual loan review analysis methodologies. The second element, which accounts for approximately $1.4 million of the unallocated allowance, has been established for the foreign transaction risk associated with credit lines totaling $86.5 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.5% to 5.0% of the total credit facility, have been assigned to absorb the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which generally range from BBB to AA. The third and final element, which accounts for approximately $965 thousand of the unallocated allowance, represents a 5% economic risk factor to compensate for the recent slowing of the national economy, as evidenced by tightening local job markets, rising energy costs, eroding consumer confidence, and substantial shortfalls in sales and earnings. Management of the Bank has deemed it prudent to set aside a portion of the unallocated allowance to compensate for this current economic risk.

DEPOSITS

    The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 67% of the deposit portfolio at December 31, 2000 and 1999. Non-time deposits, which include noninterest bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts, accounted for the remaining 33% of the deposit portfolio at December 31, 2000 and 1999.

    Deposits increased $448.0 million, or 30%, to $1.95 billion at December 31, 2000. The increase in deposits reflects $170.8 million in deposits acquired from American International Bank in January 2000. Excluding this transaction, internal deposit growth amounted to $277.3 million, or 19%, over December 31, 1999. This internal deposit growth was primarily due to a 22% increase in time deposits of $216.1 million, resulting from the growth in brokered deposits and various promotions associated with the Chinese New Year holiday. Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits. Excluding deposits acquired from American International Bank, noninterest-bearing demand deposits increased
$30.5 million, or 24%, checking accounts increased $9.0 million, or 10%, and money market accounts increased $27.9 million, or 40%, primarily due to new and existing commercial account relationships.

    Included in time deposits at December 31, 2000 are $154.5 million of brokered deposits, compared with $82.7 million as of December 31, 1999. The increase of $71.8 million essentially reflects the continued replacement of Federal Home Loan Bank advances with brokered deposits as an alternate source of funding. The transition to brokered deposits as an alternate source of funding has enabled the Bank to release some investment securities which were previously pledged as collateral against FHLB advances.

    Public deposits increased 10% to $122.3 million as of December 31, 2000, compared with $119.8 million at year-end 1999. The balance of public funds at December 31, 2000 is comprised almost entirely of deposits from the State of California. Notwithstanding the increases in brokered and public deposits during 2000, the Bank's principal market strategy continues to be based on its reputation as a community bank that provides quality products and personal customer service.

    Time deposits greater than $100 thousand totaled $741.1 million, accounting for 38% of the deposit portfolio at December 31, 2000. These accounts, consisting primarily of deposits by consumers and public funds, had a weighted average interest rate of 6.16% at December 31, 2000. The following table provides the remaining maturities at December 31, 2000 of time deposits greater than $100 thousand (in thousands):

3 months or less............................................  $284,437
Over 3 months through 6 months..............................   267,741
Over 6 months through 12 months.............................   136,796
Over 12 months..............................................    52,170
                                                              --------
    Total...................................................  $741,144
                                                              ========

BORROWINGS

    The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase increased to $38.0 million at December 31, 2000, compared to $600 thousand at December 31, 1999. At December 31, 2000 and 1999, the balance of short-term borrowings consisted entirely of federal funds purchased. The increase in federal funds purchased during 2000 was primarily due to partial repayments of FHLB advances.

    The following table provides information on securities sold under agreements to repurchase for the past three years:

                                                     AS OF AND FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                 ------------------------------------
                                                   2000          1999          1998
                                                 --------      --------      --------
                                                        (DOLLARS IN THOUSANDS)
Average balance outstanding during the year....   $   --       $ 9,159       $118,588
Maximum amount outstanding at any month-end
  during the year..............................   $   --       $33,000       $191,635
Weighted average interest rate during the
  year.........................................       --%         5.05%          5.62%
Total short-term borrowings at end of year.....   $   --       $    --       $ 33,000
Weighted average interest rate at end of
  year.........................................       --%           --%          5.75%

    FHLB advances decreased 44% to $268.0 million at December 31, 2000, compared to $482.0 million at December 31, 1999. The decrease in FHLB advances is directly correlated to the growth in brokered deposits and short-term borrowings as alternate sources of funding. Cash acquired from American International Bank and runoffs on investment securities available for sale also contributed to the decrease in FHLB advances during 2000. At December 31, 2000 and 1999, FHLB advances had a weighted average interest rate of 6.49% and 5.87%, respectively. Only $24.0 million, or 9% of outstanding FHLB advances at December 31, 2000, had remaining maturities greater than one year.

CAPITAL RESOURCES

    The primary source of capital for the Company is the retention of net after tax earnings. At December 31, 2000, stockholders' equity totaled
$186.1 million, an increase of 24% from $150.1 million as of December 31, 1999. The increase is due primarily to: (1) net income of $35.5 million during 2000;
(2) net issuance of common stock totaling $4.4 million from the exercise of stock options and stock warrants; (3) net issuance of common stock totaling
$496 thousand in connection with the Company's Employee Stock Purchase Program;
(4) stock compensation costs amounting to $421 thousand related to the Company's Restricted Stock Award Program; (5) net issuance of common stock totaling
$869 thousand in connection with the acquisition of Risk Services, Inc.; and
(6) a decrease of $5.5 million in unrealized losses on available-for-sale securities. These transactions were offset by (1) repurchases of $8.4 million or 361,878 shares of common stock in connection with the Company's stock repurchase programs; and to a much lesser degree, from forfeitures of restricted stock awards and (2) payment of quarterly 2000 cash dividends totaling $2.7 million.

    Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At December 31, 2000, the Company's Tier 1 and total capital ratios were 9.6% and 10.9%, respectively, compared to 9.3% and 10.6%, respectively, at December 31, 1999.

    The following table compares the Company's and the Bank's actual capital ratios at December 31, 2000, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                                     MINIMUM          WELL
                                           EAST WEST   EAST WEST    REGULATORY    CAPITALIZED
                                            BANCORP      BANK      REQUIREMENTS   REQUIREMENTS
                                           ---------   ---------   ------------   ------------
Total Capital (to Risk-Weighted
  Assets)................................    10.9%       10.7%          8.0%          10.0%
Tier 1 Capital (to Risk-Weighted
  Assets)................................     9.6         9.5           4.0            6.0
Tier 1 Capital (to Average Assets).......     7.7         7.9           4.0            5.0

    During the first quarter of 2000, the Company filed a $50 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to this filing, the Company may offer new common stock, trust preferred, preferred stock and/or other debentures to augment its capital resources. The timing and amount of offerings will depend on market and general business conditions. The Company intends to utilize the net proceeds from the sale of securities for general business purposes, which include supporting the growth of its commercial banking activities and possible future acquisitions. Additionally, the Company has issued a total of $20.8 million of junior subordinated deferrable interest debentures in two separate private placement transactions. These securities qualify as Tier 1 capital for regulatory reporting purposes.

    On July 13, 2000, East West Securities Company, Inc. was incorporated under the general laws of the State of Maryland as a closed-end, non-diversified management investment company registered under the Investment Company Act of 1940, as amended. The formation of this entity provides the Bank with the flexibility to raise additional capital in a tax efficient manner for future business opportunities, if desired.

    In August 2000, the Securities and Exchange Commission completed an examination of East West Securities Company, Inc. The Company received the Commission's findings in a letter dated

September 11, 2000. The Commission staff determined that the Fund should not be eligible to be registered as an investment company due to the failure to meet certain statutory requirements of the Investment Company Act of 1940 and requested that the Fund voluntarily de-register. In its response to the Commission, dated October 11, 2000, the Company stated that it disagrees with certain factual statements and conclusions of law contained in the Commission's findings and sets forth the basis for its belief based on advice of counsel, which was included, that the Fund was formed in compliance with regulatory requirements. In response, the Commission has issued another letter to the Company, dated December 12, 2000, which is essentially similar to the Commission's initial letter. The Company has declined the Commission's requests to voluntarily de-register the Fund. The Company expects to receive further correspondence from the Commission.

    If the Company were to accommodate the Commission's requests to voluntarily de-register the Fund, the Company would forego the state tax benefits that are currently being realized through the Fund. Further, the Company would forfeit its flexibility to raise additional capital in a tax efficient manner for future business opportunities though the Fund. Management believes, based on the advice of counsel, that the impact of de-registration would be prospective only and not retroactive. The Fund would continue to be a registered investment company under the Investment Company Act of 1940, from the date of registration to the effective date of de-registration.

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

    During the years ended December 31, 2000 and 1999, the Company experienced net cash inflows of $22.5 million and $41.8 million, respectively, from operating activities. The increase in net cash inflows from operating activities for both periods was due primarily to the growth in interest income on loans and investment securities. Net proceeds from sales of loans held for sale also contributed to operating cash inflows during 1999. Net cash outflows from investing activities totaled $116.7 million and $233.9 million, respectively, during 2000 and 1999, primarily due to the growth in the Bank's loan portfolio. Financing activities provided net cash inflows of $113.0 million and $74.4 million, respectively, during 2000 and 1999, primarily due to deposit growth.

    As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2000, the Bank's available borrowing capacity includes approximately $43.3 million in repurchase arrangements, $47.0 million in federal funds line facilities, and $246.0 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At December 31, 2000, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

    The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. During 2000, total dividends paid by the Bank to East West Bancorp, Inc. totaled $9.6 million, compared with $17.5 million during 1999. As of December 31, 2000, approximately $54.4 million of undivided profits of the Bank was available for dividends to the Company.

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

    The Bank's overall goal is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2000 and 1999, assuming a parallel shift of 100 to 200 basis points in both directions.

                                                        NET INTEREST INCOME          NET PORTFOLIO VALUE
                                                           VOLATILITY(1)                VOLATILITY(2)
                                                           DECEMBER 31,                  DECEMBER 31,
           CHANGE IN INTEREST RATES                  -------------------------      ----------------------
                (BASIS POINTS)                          2000            1999          2000          1999
           ------------------------                  -----------      --------      --------      --------
+200...........................................              7.4%          2.6%        (10.7)%       (13.0)%
+100...........................................              4.6%          2.1%         (5.0)%        (5.3)%
- -100...........................................             (4.6)%        (2.7)%         2.1%          8.5%
- -200...........................................             (9.2)%        (5.9)%        (0.8)%         8.5%

- ------------------------------

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2) The percentage change represents the net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

    All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2000 and 1999. At December 31, 2000 and 1999, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

    The primary analytical tool used by the Bank to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rate As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model. Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves. The model also factors in projections of anticipated activity levels by Bank product line and takes into account the Bank's increased ability to control rates offered on deposit products in comparison to its ability to control rates on adjustable-rate loans tied to published indices.

    The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of December 31, 2000 and 1999. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                                                 EXPECTED MATURITY OR REPRICING DATE BY YEAR
                                ------------------------------------------------------------------------------
                                                                                          AFTER                  FAIR VALUE AT
                                   2001        2002       2003       2004       2005       2005       TOTAL      DEC. 31, 2000
                                ----------   --------   --------   --------   --------   --------   ----------   -------------
                                                                    (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 2000:
ASSETS:
Short-term investments........  $    4,500   $     --   $     --   $    --    $    --    $     --   $    4,500    $    4,500
  Weighted average rate.......        6.50%        --%        --%       --%        --%         --%        6.50%
Investment securities
  available-for-sale (fixed
  rate).......................  $   45,424   $ 47,364   $ 33,865   $25,084    $21,014    $101,436   $  274,187    $  267,050
  Weighted average rate.......        6.12%      6.17%      6.11%     6.15%      6.15%       6.19%        6.16%
Investment securities
  available-for-sale (variable
  rate).......................  $  226,109   $     --   $     --   $    --    $    --    $     --   $  226,109    $  221,240
  Weighted average rate.......        7.09%        --%        --%       --%        --%         --%        7.09%
Total gross loans.............  $1,456,774   $139,424   $106,963   $48,110    $26,958    $ 36,206   $1,814,436    $1,812,765
  Weighted average rate.......        9.17%      8.18%      8.51%     8.13%      8.31%       8.10%        8.98%
LIABILITIES:
Checking accounts.............  $  111,228   $     --   $     --   $    --    $    --    $     --   $  111,228    $  111,228
  Weighted average rate.......        1.39%        --%        --%       --%        --%         --%        1.39%
Money market accounts.........  $  122,079   $     --   $     --   $    --    $    --    $     --   $  122,079    $  122,079
  Weighted average rate.......        4.19%        --%        --%       --%        --%         --%        4.19%
Savings deposits..............  $  212,411   $     --   $     --   $    --    $    --    $     --   $  212,411    $  212,411
  Weighted average rate.......        2.05%        --%        --%       --%        --%         --%        2.05%
Time deposits.................  $1,207,805   $ 53,043   $  6,505   $ 1,737    $ 2,389    $ 29,910   $1,301,388    $1,299,899
  Weighted average rate.......        5.84%      5.99%      5.94%     5.27%      6.09%       7.00%        5.87%
Short-term borrowings.........  $   38,000   $     --   $     --   $    --    $    --    $     --   $   38,000    $   38,013
  Weighted average rate.......        6.60%        --%        --%       --%        --%         --%        6.60%
FHLB advances.................  $  244,000   $ 10,000   $ 14,000   $    --    $    --    $     --   $  268,000    $  268,074
  Weighted average rate.......        6.53%      6.33%      5.94%       --%        --%         --%        6.49%
Junior subordinated debt
  securities..................  $       --   $     --   $     --   $    --    $    --    $ 20,750   $   20,750    $   22,797
  Weighted average rate.......          --%        --%        --%       --%        --%      10.91%       10.91%

                                                    EXPECTED MATURITY OR REPRICING DATE BY YEAR
                                   ------------------------------------------------------------------------------
                                                                                             AFTER                  FAIR VALUE AT
                                      2000        2001       2002       2003       2004       2004       TOTAL      DEC. 31, 1999
                                   ----------   --------   --------   --------   --------   --------   ----------   -------------
                                                                       (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 1999:
ASSETS:
Short-term investments...........  $   10,000   $    --    $    --    $    --    $    --    $     --   $   10,000    $   10,000
  Weighted average rate..........        4.00%       --%        --%        --%        --%         --%        4.00%
Investment securities available-
  for-sale (fixed rate)..........  $   49,783   $41,527    $35,429    $30,313    $24,322    $110,906   $  292,280    $  275,783
  Weighted average rate..........        6.13%     6.14%      6.14%      6.14%      6.15%       6.16%        6.15%
Investment securities available-
  for-sale (variable rate).......  $  225,040   $    --    $    --    $    --    $    --    $     --   $  225,040    $  220,643
  Weighted average rate..........        6.43%       --%        --%        --%        --%         --%        6.43%
Total gross loans................  $1,299,273   $78,110    $44,223    $32,686    $27,286    $ 26,196   $1,507,774    $1,511,241
  Weighted average rate..........        8.42%     8.10%      8.02%      8.16%      8.21%       7.65%        8.37%
LIABILITIES:
Checking accounts................  $   89,545   $    --    $    --    $    --    $    --    $     --   $   89,545    $   89,545
  Weighted average rate..........        1.22%       --%        --%        --%        --%         --%        1.22%
Money market accounts............  $   69,434   $    --    $    --    $    --    $    --    $     --   $   69,434    $   69,434
  Weighted average rate..........        3.38%       --%        --%        --%        --%         --%        3.38%
Savings deposits.................  $  211,818   $    --    $    --    $    --    $    --    $     --   $  211,818    $  211,818
  Weighted average rate..........        1.85%       --%        --%        --%        --%         --%        1.85%
Time deposits....................  $  930,167   $36,894    $ 1,250    $   667    $ 2,202    $ 30,000   $1,001,180    $1,002,176
  Weighted average rate..........        4.70%     5.03%      5.06%      5.09%      5.50%       7.00%        4.79%
Short-term borrowings............  $      600   $    --    $    --    $    --    $    --    $     --   $      600    $      600
  Weighted average rate..........        5.75%       --%        --%        --%        --%         --%        5.75%
FHLB advances....................  $  468,000   $    --    $    --    $14,000    $    --    $     --   $  482,000    $  482,507
  Weighted average rate..........        5.86%       --%        --%      5.94%        --%         --%        5.87%

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

    The Bank enters into interest rate swap agreements for the purposes of converting fixed rate commercial real estate loans and certain brokered deposits to floating rate assets and liabilities. Effective November 6, 2000, the Company terminated interest rate swap agreements with a total notional amount of $28.5 million. These interest rate swaps were previously utilized by the Company as a hedge against fixed rate commercial real estate loans. The termination of these swap agreements was in line with the Company's asset liability strategy and the changing outlook of the Federal Reserve Board towards the future direction of interest rates. An internal analysis performed by the Company indicated that the interest rate swaps had a minimal impact on the Company's net portfolio value even if interest rates had continued to rise. The total loss amount recorded by the Company upon termination of the swap agreements was $138 thousand. At December 31, 2000 and 1999, the total gross notional amount of interest rate swaps was $30.0 million and $58.5 million, respectively. At December 31, 2000, the net unrealized loss on the entire swap agreement portfolio was $149 thousand compared to a net unrealized loss of $1.4 million at December 31, 1999.

    The Bank has also entered into interest rate cap agreements which are primarily linked to the three-month LIBOR. Prior to October 1, 1999, the Bank used interest rate caps for purposes of hedging against market fluctuations in the Bank's available-for-sale securities portfolio. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, the Bank ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio, effective October 1, 1999. The resulting net gain realized from this transaction amounted to $65 thousand for the three months ended December 31, 1999. The Bank continues to record interest rate caps at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of the interest rate cap agreements. The total net realized loss on interest rate caps amounted to $16 thousand for the year ended December 31, 2000.

    The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of December 31, 2000 and 1999. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

                                                          EXPECTED MATURITY
                                         ----------------------------------------------------                            AVERAGE
                                                                                      AFTER                UNREALIZED   EXPECTED
                                           2001       2002       2003       2004       2004      TOTAL     GAIN(LOSS)   MATURITY
                                         --------   --------   --------   --------   --------   --------   ----------   ---------
                                                                          (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 2000:
Interest rate swap agreements:
Notional amount........................  $    --    $    --    $    --     $   --    $30,000    $30,000      $(149)     8.6 Years
Weighted average receive rate..........       --%        --%        --%        --%      7.00%      7.00%
Weighted average pay rate..............       --%        --%        --%        --%      6.61%      6.61%
Interest rate cap agreements:
Notional amount........................  $18,000    $18,000    $    --     $   --    $    --    $36,000      $  --      1.1 Years
LIBOR cap rate.........................     6.50%      7.50%        --%        --%        --%      6.75%

                                                          EXPECTED MATURITY
                                         ----------------------------------------------------                            AVERAGE
                                                                                      AFTER                UNREALIZED   EXPECTED
                                           2000       2001       2002       2003       2003      TOTAL     GAIN(LOSS)   MATURITY
                                         --------   --------   --------   --------   --------   --------   ----------   ---------
                                                                          (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 1999:
Interest rate swap agreements:
Notional amount........................   $   --    $10,000    $18,500     $   --    $30,000    $58,500     $(1,408)    6.1 Years
Weighted average receive rate..........       --%      5.24%      5.29%        --%      7.00%      6.16%
Weighted average pay rate..............       --%      6.46%      6.45%        --%      6.10%      6.27%
Interest rate cap agreements:
Notional amount........................   $   --    $18,000    $18,000     $   --    $    --    $36,000     $    --     2.1 Years
LIBOR cap rate.........................       --%      6.50%      7.50%        --%        --%      6.75%

BUSINESS SEGMENTS

    For information regarding the Company's business segments, see Footnote 21, entitled "Segment Information," of the 2000 Annual Report which is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

    For quantitative and qualitative disclosures regarding market risks in the Bank's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Asset Liability and Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For financial statements of the Company, see "Supplementary Financial Information," and "Consolidated Financial Statements and Notes," including the "Independent Auditor's Report" thereon, in the 2000 Annual Report, which is incorporated herein by reference. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS AND SCHEDULES

(1) The following financial statements included in the registrant's 2000 Annual Report to Shareholders are incorporated herein by reference. Page number references are to the 2000 Annual Report to Shareholders.

                                                                PAGE
                                                              --------
East West Bancorp, Inc. and Subsidiaries:

Report of Management........................................     47

Independent Auditors' Report................................     49

Consolidated Balance Sheets at December 31, 2000 and 1999...     50

Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999, and 1998.........................     51

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2000, 1999, and 1998.....     52

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................     53

Notes to Consolidated Financial Statements..................     55

(2) The following additional information for the years 2000, 1999 and 1998 is submitted herewith:

    All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

    (b) REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the last quarter of 2000.

    (c) EXHIBITS

EXHIBIT
  NO.      EXHIBIT DESCRIPTION
- -------    -------------------
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

10.1       Employment Agreement with Dominic Ng*+

10.2       Employment Agreement with Julia Gouw*+

10.5       Employment Agreement with Douglas P. Krause*+

10.6       East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms
             of Agreements*+

10.6.1     Amendment to East West Bancorp, Inc. 1998 Stock Incentive
             Plan and Forms of Agreements#+

10.7       East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+

10.9       Employment Agreement with Sandra Wong#+

10.10      Employment Agreement with Donald Sang Chow#+

10.10.1    Amendment to Employment Agreement with Donald Sang Chow#+

21.1       Subsidiaries of the Registrant

23.1       Independent Auditors' Consent

99         Proxy Statement for Annual Meeting of Stockholders to be
             held on May 16, 2001

- ------------------------

* Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File
    No. 333-63605).

# Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 30, 2000 (File No. 000-24939).

+   Denotes management contract or compensatory plan or arrangement.

                              REPORT OF MANAGEMENT

February 16, 2001
To our Shareholders:

FINANCIAL STATEMENTS

    The management of East West Bancorp, Inc. and subsidiaries (the "Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

INTERNAL CONTROL

    Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (Call Report instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

    Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Call Report instructions as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Call Report instructions, as of December 31, 2000.

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

COMPLIANCE WITH LAWS AND REGULATIONS

    Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws and regulations.

    Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2000.

DOMINIC NG                                     JULIA S. GOUW
Chairman, President and                        Executive Vice President and
Chief Executive Officer                        Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of East West Bancorp, Inc. and Subsidiaries
San Marino, California

    We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 16, 2001 (March 20, 2001 as to Note 23)

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Cash and cash equivalents...................................   $   63,048     $   43,497
Investment securities available for sale, at fair value
  (with amortized cost of $500,296 in 2000 and $517,320 in
  1999).....................................................      488,290        496,426
Loans receivable, net of allowance for loan losses of
  $23,848 in 2000 and $20,844 in 1999.......................    1,789,988      1,486,641
Investment in Federal Home Loan Bank stock, at cost.........       14,845         26,954
Other real estate owned.....................................          801            577
Investments in affordable housing partnerships..............       19,676         26,485
Premises and equipment, net.................................       26,630         22,646
Premiums on deposits acquired, net..........................        7,696          3,812
Excess of purchase price over fair value of net assets
  acquired, net.............................................       16,497          6,770
Accrued interest receivable and other assets................       47,993         30,503
Deferred tax assets.........................................       10,507          8,319
                                                               ----------     ----------
    TOTAL...................................................   $2,485,971     $2,152,630
                                                               ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts
  Noninterest-bearing.......................................   $  201,456     $  128,552
  Interest-bearing..........................................    1,747,106      1,371,977
                                                               ----------     ----------
    Total deposits..........................................    1,948,562      1,500,529
Short-term borrowings.......................................       38,000            600
Federal Home Loan Bank advances.............................      268,000        482,000
Notes payable...............................................           --          1,532
Accrued expenses and other liabilities......................       22,897         15,861
Junior subordinated debt securities.........................       20,750             --
                                                               ----------     ----------
  Total liabilities.........................................    2,298,209      2,000,522
                                                               ----------     ----------
FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE
  PRICE, NET................................................        1,613          2,028

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
  Authorized--50,000,000 shares
  Issued--24,508,331 shares and 23,908,731 shares in 2000
    and 1999, respectively
  Outstanding--22,660,590 shares and 22,422,868 shares in
    2000 and 1999, respectively.............................           25             24
Additional paid-in capital..................................      118,039        111,306
Retained earnings...........................................       99,764         67,001
Deferred compensation.......................................       (1,344)          (863)
Treasury stock, at cost--1,847,741 shares and 1,485,863
  shares in 2000
  and 1999, respectively....................................      (23,060)       (14,659)
Accumulated other comprehensive loss, net of tax............       (7,275)       (12,729)
                                                               ----------     ----------
Total stockholders' equity..................................      186,149        150,080
                                                               ----------     ----------
  TOTAL.....................................................   $2,485,971     $2,152,630
                                                               ==========     ==========

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
INTEREST AND DIVIDEND INCOME
  Loans receivable, including fees..........................  $150,985   $108,547   $85,806
  Investment securities available for sale..................    32,521     35,451    26,405
  Investment securities held for trading....................        --        109        --
  Short-term investments....................................       960      2,381    13,302
  Federal Home Loan Bank stock..............................     1,614      1,539     1,195
                                                              --------   --------   -------
    Total interest and dividend income......................   186,080    148,027   126,708
                                                              --------   --------   -------
INTEREST EXPENSE
  Customer deposit accounts.................................    72,648     49,567    49,499
  Short-term borrowings.....................................     2,065      1,080     6,767
  Federal Home Loan Bank advances...........................    20,503     25,495    14,777
  Junior subordinated debt securities.......................     1,377         --        --
                                                              --------   --------   -------
    Total interest expense..................................    96,593     76,142    71,043
                                                              --------   --------   -------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES........    89,487     71,885    55,665
PROVISION FOR LOAN LOSSES...................................     4,400      5,439     5,356
                                                              --------   --------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........    85,087     66,446    50,309
                                                              --------   --------   -------
NONINTEREST INCOME
  Loan fees.................................................     1,845      2,282     2,389
  Branch fees...............................................     4,839      3,388     2,579
  Letters of credit fees and commissions....................     4,353      4,111     2,785
  Net gain on sales of investment securities available for
    sale....................................................       123        685     1,320
  Net gain (loss) on trading securities.....................       (16)     1,904        --
  Net gain on sales of investment in affordable housing
    partnerships............................................     1,279        402        --
  Net gain on sale of branch................................        --        676        --
  Amortization of fair value of net assets acquired in
    excess of purchase price................................       415        415       415
  Other operating income....................................     2,130        830       539
                                                              --------   --------   -------
    Total noninterest income................................    14,968     14,693    10,027
                                                              --------   --------   -------
NONINTEREST EXPENSE
  Compensation and employee benefits........................    20,286     18,481    17,281
  Net occupancy.............................................     7,563      5,649     4,974
  Data processing...........................................     1,783      1,399     1,245
  Amortization of premiums on deposits acquired and excess
    of purchase price over fair value of net assets
    acquired................................................     3,318      1,572     1,241
  Amortization of investments in affordable housing
    partnerships............................................     4,081      2,991     1,017
  Deposit insurance premiums and regulatory assessments.....       458        862       825
  Other real estate owned operations, net...................      (174)      (340)     (380)
  Other operating expenses..................................    12,645      8,895     6,423
                                                              --------   --------   -------
    Total noninterest expense...............................    49,960     39,509    32,626
                                                              --------   --------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    50,095     41,630    27,710
PROVISION FOR INCOME TAXES..................................    14,628     13,603     9,682
                                                              --------   --------   -------
NET INCOME..................................................  $ 35,467   $ 28,027   $18,028
                                                              --------   --------   -------
BASIC EARNINGS PER SHARE....................................  $   1.58   $   1.23   $  0.76
DILUTED EARNINGS PER SHARE..................................  $   1.53   $   1.22   $  0.76
AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC.................    22,448     22,757    23,775
AVERAGE NUMBER OF SHARES OUTSTANDING--DILUTED...............    23,168     22,895    23,775

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                ADDITIONAL                                        COMPREHENSIVE
                                      COMMON     PAID-IN     RETAINED     DEFERRED     TREASURY   LOSS, NET OF
                                      STOCK      CAPITAL     EARNINGS   COMPENSATION    STOCK          TAX
                                     --------   ----------   --------   ------------   --------   -------------
                                                               (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1998...........    $24       $109,976    $23,690      $    --      $     --     $ (1,138)
Comprehensive income
  Net income for the year..........                           18,028
  Net unrealized gain on
    securities.....................                                                                      250
Comprehensive income...............
                                       ---       --------    -------      -------      --------     --------
BALANCE, DECEMBER 31, 1998.........     24        109,976     41,718           --            --         (888)
Comprehensive income
  Net income for the year..........                           28,027
  Net unrealized loss on
    securities.....................                                                                  (11,841)
Comprehensive income...............

Stock compensation cost............                                           249
Issuance of 105,003 shares under
  Restricted Stock Plan............                 1,112                  (1,112)
Issuance of 28,728 shares under
  Employee Stock Purchase Plan.....                   218
Purchase of 1,485,863 shares of
  treasury stock...................                                                     (14,659)
Dividends paid on common stock.....                           (2,744)
                                       ---       --------    -------      -------      --------     --------
BALANCE, DECEMBER 31, 1999.........     24        111,306     67,001         (863)      (14,659)     (12,729)
Comprehensive income
  Net income for the year..........                           35,467
  Net unrealized gain on
    securities.....................                                                                    5,454
Comprehensive income...............

Stock compensation cost............                    16                     405
Tax benefit from option exercise...                    55
Issuance of 16,444 shares under
  Stock Option Plan................                   164
Issuance of 1,500 shares under
  Restricted Stock Plan............                    18                     (18)
Issuance of 53,584 shares under
  Employee Stock Purchase Plan.....                   496
Issuance of 424,781 shares under
  Stock Warrants Plan..............      1          4,247
Issuance of 103,291 shares for
  acquisition of Risk Services,
  Inc..............................                 1,737                    (868)
Purchase of 361,878 shares of
  treasury stock...................                                                      (8,401)
Dividends paid on common stock.....                           (2,704)
                                       ---       --------    -------      -------      --------     --------
BALANCE, DECEMBER 31, 2000.........    $25       $118,039    $99,764      $(1,344)     $(23,060)    $ (7,275)
                                       ===       ========    =======      =======      ========     ========


                                                         TOTAL
                                     COMPREHENSIVE   STOCKHOLDERS'
                                        INCOME          EQUITY
                                     -------------   -------------
                                        (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1998...........                     $132,552
Comprehensive income
  Net income for the year..........    $ 18,028           18,028
  Net unrealized gain on
    securities.....................         250              250
                                       --------
Comprehensive income...............    $ 18,278
                                       ========
                                                        --------
BALANCE, DECEMBER 31, 1998.........                      150,830
Comprehensive income
  Net income for the year..........    $ 28,027           28,027
  Net unrealized loss on
    securities.....................     (11,841)         (11,841)
                                       --------
Comprehensive income...............    $ 16,186
                                       ========
Stock compensation cost............                          249
Issuance of 105,003 shares under
  Restricted Stock Plan............                           --
Issuance of 28,728 shares under
  Employee Stock Purchase Plan.....                          218
Purchase of 1,485,863 shares of
  treasury stock...................                      (14,659)
Dividends paid on common stock.....                       (2,744)
                                                        --------
BALANCE, DECEMBER 31, 1999.........                      150,080
Comprehensive income
  Net income for the year..........    $ 35,467           35,467
  Net unrealized gain on
    securities.....................       5,454            5,454
                                       --------
Comprehensive income...............    $ 40,921
                                       ========
Stock compensation cost............                          421
Tax benefit from option exercise...                           55
Issuance of 16,444 shares under
  Stock Option Plan................                          164
Issuance of 1,500 shares under
  Restricted Stock Plan............                           --
Issuance of 53,584 shares under
  Employee Stock Purchase Plan.....                          496
Issuance of 424,781 shares under
  Stock Warrants Plan..............                        4,248
Issuance of 103,291 shares for
  acquisition of Risk Services,
  Inc..............................                          869
Purchase of 361,878 shares of
  treasury stock...................                       (8,401)
Dividends paid on common stock.....                       (2,704)
                                                        --------
BALANCE, DECEMBER 31, 2000.........                     $186,149
                                                        ========

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gain (loss) arising during period, net of tax expense (benefit) of $3,685 in 2000, $(7,620) in 1999
  and $595 in 1998..........................................   $5,528    $(11,430)   $1,109
Less: Reclassification adjustment for gain included in net
  income, net of tax expense of $49 in 2000, $274 in 1999
  and $461 in 1998..........................................      (74)       (411)     (859)
                                                               ------    --------    ------
Net unrealized gain (loss) on securities, net of tax expense
  (benefit) of $3,636 in 2000, $(7,894) in 1999 and $134 in
  1998......................................................   $5,454    $(11,841)   $  250
                                                               ======    ========    ======

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECMEBER 31,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................  $     35,467   $     28,027        18,028
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization....................         8,751          4,139         4,539
    Net loan fees deferred...........................         1,777          2,246         2,377
    Stock compensation costs.........................           421            249            --
    Deferred tax benefit.............................          (794)        (2,477)       (1,690)
    Provision for loan losses........................         4,400          5,439         5,356
    Provision for other real estate owned losses.....            --            169           341
    Net gain on sales of investment securities and
      other assets...................................        (1,353)        (2,925)       (2,685)
    Net (gain) loss on trading securities............            16         (1,904)           --
    Federal Home Loan Bank stock dividends...........        (1,727)        (1,608)         (921)
    Proceeds from sale of trading securities.........            --        117,366            --
    Purchases of trading securities..................            --       (115,527)           --
    Proceeds from sale of loans held for sale........        12,384         46,225        92,729
    Originations of loans held for sale..............       (12,565)       (37,341)      (91,987)
    Increase in accrued interest receivable and other
      assets, net of effects from purchases of First
      Central Bank and American International Bank...       (14,054)        (2,379)      (14,373)
    Increase (decrease) in accrued expenses and other
      liabilities, net of effects from purchases of
      First Central Bank and American International
      Bank...........................................        (9,530)         2,115         3,410
                                                       ------------   ------------   -----------
        Total adjustments............................       (12,274)        13,787        (2,904)
                                                       ------------   ------------   -----------
        Net cash provided by operating activities....        23,193         41,814        15,124
                                                       ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans................................        (7,543)      (190,959)     (169,644)
  Purchases of:
    Investment securities available for sale.........       (46,194)      (420,587)     (883,989)
    Loans receivable.................................      (196,185)      (208,171)      (41,230)
    Federal Home Loan Bank stock.....................          (508)        (1,809)      (18,072)
    Investments in affordable housing partnerships...        (5,544)       (10,707)       (3,411)
    Premises and equipment...........................        (3,617)        (1,476)       (1,389)
  Proceeds from sale of:
    Investment securities available for sale.........        61,052        177,758       279,504
    Other real estate owned..........................         1,062          5,278         1,695
    Investments in affordable housing partnerships...         9,551          3,267            --
    Premises and equipment...........................             1              4            13
  Repayments, maturity and redemption of investment
    securities available for sale....................        80,891        409,499       332,678
  Redemption of Federal Home Loan Bank stock.........        15,211          9,337            --
  Repayments on foreclosed properties................            38            250            --
  Investment in nonbank entity.......................          (250)          (250)           --
  Payment for purchase of First Central Bank, net of
    cash received....................................            --         (5,295)           --
  Payment for purchase of American International
    Bank, net of cash received.......................       (25,174)            --            --
  Net cash acquired from acquisition of Risk
    Services, Inc....................................           549             --            --
                                                       ------------   ------------   -----------
        Net cash used in investing activities........      (116,660)      (233,861)     (503,845)
                                                       ------------   ------------   -----------

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES

                                                                YEAR ENDED DECMEBER 31,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits.............................  $    277,269   $    190,523        57,865
  Proceeds from sale of deposits.....................            --         17,795            --
  Net increase (decrease) in short-term borrowings...        37,400        (32,400)     (106,000)
  Proceeds from Federal Home Loan Bank advances......    16,711,300     19,810,100     4,150,821
  Repayment of Federal Home Loan Bank advances.......   (16,925,300)   (19,891,100)   (3,798,820)
  Proceeds from issuance of junior subordinated debt
    securities.......................................        20,750             --            --
  Payment of debt issue cost.........................          (672)            --            --
  Repayment of notes payable on affordable housing
    investments......................................        (1,532)        (3,320)       (1,615)
  Proceeds from common stock options exercised.......           164             --            --
  Proceeds from stock warrants exercised.............         4,248             --            --
  Proceeds from stock purchase plan..................           496            218            --
  Repurchases of common stock........................        (8,401)       (14,659)           --
  Dividends paid on common stock.....................        (2,704)        (2,744)           --
                                                       ------------   ------------   -----------
        Net cash provided by financing activities....       113,018         74,413       302,251
                                                       ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................        19,551       (117,634)     (186,470)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........        43,497        161,131       347,601
                                                       ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR...............  $     63,048   $     43,497   $   161,131
                                                       ============   ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid......................................  $     93,840   $     76,624        70,565
  Income tax payments, net...........................        14,246         17,350        10,225
  Noncash investing and financing activities:
    Other real estate acquired through foreclosure...         1,112          4,080         4,706
    Loans made to facilitate sales of other real
      estate owned...................................            --          2,945         1,488
    Investment in affordable housing partnerships
      acquired through notes payable.................            --          3,033         1,820
    Issuance of common stock in connection with the
      acquisition of Risk Services, Inc., net of
      deferred compensation..........................           869             --            --

                See notes to consolidated financial statements.

                    EAST WEST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    East West Bancorp, Inc., a registered bank holding company (the "Company"), offers a full range of banking services to individuals and small to large businesses through its subsidiary bank, East West Bank and its subsidiaries (the "Bank"), which operates 30 branches located throughout California. The Company specializes in financing international trade and lending for commercial, construction, and residential real estate projects. The Company's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

    REVERSE STOCK SPLIT--In June 1998, the Articles of Incorporation of the Bank were amended to decrease the authorized common shares of the Bank from 200,000,000 shares to 50,000,000 shares. The amendment was made in conjunction with the 118,875 for 550,000 reverse stock split effective June 11, 1998.

    CHANGE IN OWNERSHIP--On June 12, 1998, previous shareholders of the Bank sold all of the Bank's common stock to various institutional and accredited investors. No person or group of persons acting in concert was permitted to purchase more than 9.9% of the number of outstanding shares of the Bank's common stock immediately after the sale. Since there was not a control group in this transaction, generally accepted principles did not require the assets and liabilities of the Bank to be revalued.

    FORMATION OF BANK HOLDING COMPANY--On August 27, 1998, at the direction of the Board of Directors of the Bank, the Company was incorporated under the laws of the State of Delaware for the purpose of becoming a bank holding company by acquiring all of the outstanding common stock of the Bank. This reorganization, which was accounted for in a manner similar to a pooling of interests and completed on December 30, 1998, provided the Company with greater operating and financial flexibility and permits expansion into a broader range of financial services and other business activities.

    BRANCH SALE--On May 21, 1999, the Company completed the sale of its Irvine branch to another bank. The assets and liabilities assumed by the acquiring bank were $83 thousand and $17.1 million, respectively. The net gain from the sale of this branch amounted to $676 thousand.

    FORMATION OF REGULATED INVESTMENT COMPANY--On July 13, 2000, East West Securities Company, Inc. (the "Fund"), was incorporated under the general laws of the State of Maryland as a closed-end, non-diversified, management investment company registered under the Investment Company Act of 1940, as amended. The formation of the Fund provides the Bank with the flexibility to raise additional capital in a tax efficient manner for future business opportunities, if desired. There can be no assurance as to the timing or ability of the Bank to raise capital through this entity.

    EWSC Holdings, LLC, a California limited liability company and wholly owned subsidiary of the Bank, owns 100% of the voting shares of the Fund. The Fund is the sole member in six limited liability companies, namely EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC, and EW Assets 6, LLC. These companies invest primarily in loans and money market deposit accounts.

    BASIS OF PRESENTATION--The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION--The financial statements include the accounts of the Company and its subsidiaries, East West Bank and Risk Services, Inc. (see
Note 2). Intercompany transactions and accounts have been eliminated in consolidation.

    INVESTMENT SECURITIES--Investment securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effect, excluded from operations and reported as a separate component of other comprehensive income. Amortization of premiums and accretion of discounts on debt securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

    DERIVATIVE FINANCIAL INSTRUMENTS--The Company is a party to certain derivative transactions, including interest rate swaps and interest rate caps. These contracts were entered into for purposes of reducing the Company's interest rate risk. The carrying values of derivative financial instruments are included in other assets.

    INTEREST RATE SWAP AGREEMENTS--Interest rate swaps were entered into for the purposes of modifying the interest rate characteristics of certain loans and deposits of the Company. The interest rate swaps involve no exchange of principal either at inception or upon maturity; rather, they involve the periodic exchange of interest payments arising from an underlying notional principal amount. Interest rate swaps are accounted for using settlement accounting and are reported at their initial cost, and unrealized gains or losses resulting from changes in their fair value are not recorded in the financial statements. Revenues or expenses associated with these agreements are accounted for on an accrual basis and are recognized as adjustments to interest income on loans receivable or interest expense on deposits, based on the interest rates currently in effect for such contracts.

    INTEREST RATE CAP AGREEMENTS--Prior to October 1, 1999, the Company used interest rate caps for purposes of hedging against fluctuations in the fair value of the Company's investment securities available-for-sale portfolio. The interest rate caps involve the payment of a one-time premium to a counterparty who, if interest rates rise above a predetermined level, will make payments to the Company at an agreed-upon rate for the term of the agreement or until such time as interest rates fall below the cap level. The premiums paid for the interest rate caps were amortized to interest income on investments over the term of the agreements. The interest rate caps were reported at their estimated fair values, with unrealized gains and losses recognized as a separate component of accumulated other comprehensive income or loss (net of tax effects) consistent with the hedged securities. Amounts receivable on the cap agreements were accrued and recognized as interest income on investments.

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

    LOANS RECEIVABLE--Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Discounts or premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower's ability to repay the loan.

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

    LEASE FINANCING TRANSACTIONS--Loans receivable include the Company's share of aggregate rentals on lease financing transactions and residual values, net of unearned income. Lease financing transactions are primarily direct financing leases. Unearned income on lease financing transactions is amortized utilizing the interest method.

    PROVISION AND ALLOWANCE FOR LOAN LOSSES--The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management's judgment, is adequate to provide for probable losses after giving consideration to estimated losses on specifically identified impaired loans, as well as the characteristics of the loan portfolio, current economic conditions, past credit loss experience and such other factors as deserve current recognition in estimating credit losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

    OTHER REAL ESTATE OWNED--Other real estate owned represents real estate acquired through foreclosure and is recorded at fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of the property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

    REAL ESTATE INVESTMENT--The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence are recorded using the equity method of accounting. The remaining investments are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's tax returns.

    PREMISES AND EQUIPMENT--Company premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and building improvements..........  25 years
Furniture, fixtures and equipment............  3 to 10 years
                                               Term of lease or useful life, whichever is
Leasehold improvements.......................  shorter

    INTANGIBLE ASSETS--Excess of purchase price over fair value of net assets acquired and fair value of net assets acquired in excess of purchase price, also known as goodwill, is amortized using the straight-line method over 15 to 25 years. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over 7 to 10 years. In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, goodwill and premiums on deposits are assessed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, no significant events or changes in circumstances have occurred that would indicate impairment of these assets.

    STOCK OF FEDERAL HOME LOAN BANK OF SAN FRANCISCO--As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Company is required to own common stock in the FHLB of San Francisco based upon the Company's balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE--The Company enters into sales of securities under repurchase agreements with primary dealers, which provide for the repurchase of the same security with substantially the same terms as the security sold. The repurchase agreements are typically collateralized by mortgage-backed securities that are normally held by a third party custodian. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. These agreements are accounted for as financings, and the obligations of the Company to repurchase the securities are reflected as liabilities. The securities underlying the agreements remain in the asset accounts in the consolidated balance sheets.

    JUNIOR SUBORDINATED DEBT SECURITIES--During 2000, the Company established East West Capital Trust I and East West Capital Trust II (the "Trusts") as wholly owned subsidiaries. In two separate private placement transactions, the Trusts issued $10.8 million of 10.875% capital securities and $10.0 million of 10.945% capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes.

    INCOME TAXES--Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

    STOCK-BASED COMPENSATION--The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes financial accounting and reporting standards for stock-based employee compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provide only the pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense for fixed options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its stock option plan and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its consolidated financial statements.

    In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records the cost of the restricted shares at market. The restricted stock grant is reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statement of stockholders' equity. The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders' equity is being amortized as compensation expense over three years using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

    TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES--A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial assets being sold or securitized is recognized as a gain or loss on sale.

    EARNINGS PER SHARE--Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in the earnings of the Company. The basic and diluted earnings per share and the presentation of common stock and additional paid-in capital for all periods presented have been adjusted to reflect the 118,875 for 550,000 reverse stock split, which was effective June 11, 1998.

    COMPREHENSIVE INCOME--The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income as they have been recorded directly in equity under the provisions of other Financial Accounting Standard Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity by identifying each element of other comprehensive income, including net income.

RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Implementation of SFAS No. 133 will be effective for the Company on January 1, 2001. The adoption of this standard will not have a material impact on the Company's results of operations or financial position.

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

    RECLASSIFICATIONS--Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.  BUSINESS COMBINATIONS

    ACQUISITION OF FIRST CENTRAL BANK, N.A.--On May 28, 1999, the Bank acquired all of the issued and outstanding stock of First Central Bank, N.A. First Central Bank was a national bank with three branches in Southern California. The Bank acquired approximately $55.0 million in loans and assumed approximately $92.6 million in deposits as a result of this transaction.

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

    Summarized below are the assets and liabilities recorded at fair value at the date of acquisition:

                                                                 VALUES OF
                                                              ASSETS ACQUIRED
                                                              AND LIABILITIES
                                                                  ASSUMED
(IN THOUSANDS)                                                ---------------
Cash, cash equivalents and other investments................     $ 46,570
Loans receivable............................................       54,305
Property and equipment......................................          363
Excess of purchase price over fair value of net assets
  acquired..................................................        3,513
Premium on deposits acquired................................        2,450
Other assets................................................          914
                                                                 --------
    Total assets............................................      108,115
                                                                 --------
Deposits....................................................       92,569
Other liabilities...........................................        1,240
Deferred income taxes.......................................          833
                                                                 --------
    Total liabilities.......................................       94,642
                                                                 --------
      Purchase price and other acquisition costs............     $ 13,473
                                                                 ========

    ACQUISITION OF AMERICAN INTERNATIONAL BANK--On January 18, 2000, the Company completed its $33.1 million acquisition of American International Bank ("AIB") in an all-cash transaction. American International Bank, with assets of $202 million, was a state-chartered bank with eight branches in Southern California. AIB specialized in servicing small-to-medium sized companies involved in international trade and other areas, as well as offering a full range of personal banking products and services to a predominantly Chinese-American customer base.

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

    Summarized below are the assets and liabilities recorded at fair value at the date of acquisition:

                                                                 VALUES OF
                                                              ASSETS ACQUIRED
                                                              AND LIABILITIES
                                                                  ASSUMED
(IN THOUSANDS)                                                ---------------
Cash, cash equivalents and other investments................     $ 86,738
Loans receivable............................................      105,225
Property and equipment......................................        3,505
Excess of purchase price over fair value of net assets
  acquired..................................................       10,243
Premium on deposits acquired................................        6,100
Other assets................................................        5,039
Deferred tax assets, net....................................        3,449
                                                                 --------
    Total assets............................................      220,299
                                                                 --------
Deposits....................................................      170,765
Other liabilities...........................................       16,399
                                                                 --------
    Total liabilities.......................................      187,164
                                                                 --------
      Purchase price and other acquisition costs............     $ 33,135
                                                                 ========

    ACQUISITION OF RISK SERVICES, INC. (DBA EAST WEST INSURANCE AGENCY)--On August 22, 2000, the Company completed the acquisition of Risk Services, Inc. (the "Agency') in a stock swap transaction. Risk Services, Inc., with assets of $789 thousand as of the acquisition date, is an unrelated agent providing business and consumer insurance services to the Southern California market. The Agency continues to run its operations autonomously as a wholly owned subsidiary of East West Bancorp, Inc.

    In exchange for all of the outstanding stock of Risk Services, Inc., the Company issued a total of 103,291 new shares of East West Bancorp, Inc. common stock, par value of $.001. The total cash value of the shares issued was approximately $1.7 million. Approximately half of the shares issued for the acquisition of the Agency, or 51,645 shares, are held in escrow by the Company and are subject to a three-and-a-half year earn-out period pursuant to the provisions of the Agreement and Plan of Merger dated August 8, 2000. The distribution of the shares held in escrow is scheduled in four phases and is contingent on the Agency achieving specified revenue and pre-tax earnings levels over the next three-and-a-half years following the completion of the acquisition.

    The acquisition of the Agency was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date.

    Summarized below are the assets and liabilities recorded at fair value at the date of acquisition:

                                                                 VALUES OF
                                                              ASSETS ACQUIRED
                                                              AND LIABILITIES
                                                                  ASSUMED
(IN THOUSANDS)                                                ---------------
Cash, cash equivalents and other investments................      $  549
Property and equipment......................................          78
Excess of purchase price over fair value of net assets
  acquired..................................................         357
Other assets................................................         106
                                                                  ------
    Total assets............................................       1,090
                                                                  ------
Other liabilities...........................................         221
                                                                  ------
    Total liabilities.......................................         221
                                                                  ------
      Purchase price and other acquisition costs............      $  869
                                                                  ======

3.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash, amounts due from banks, and short-term investments with maturities of less than three months. Short-term investments, which include federal funds sold and securities purchased under agreements to resell, are recorded at cost, which approximates market. Information concerning securities purchased under agreements to resell is summarized as follows:

                                                             2000       1999
(IN THOUSANDS)                                             --------   --------
Balance at year-end......................................  $    --    $     --
Average balance during the year..........................    4,904      32,358
Maximum month-end balance during the year................   38,000     101,000
Weighted average interest rate during the year...........     6.85%       5.79%
Weighted average interest rate at end of year............       --%         --%

    Securities purchased under agreements to resell are collateralized by mortgage-backed securities and mortgage or commercial loans. The collateral is generally held by a third party custodian. The purchase is overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

    An analysis of the available-for-sale investment securities portfolio is presented as follows:

                                                                    GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
                                                                      (IN THOUSANDS)
As of December 31, 2000:
  US Treasury securities............................  $  8,310       $119       $     --    $  8,429
  US Government agency securities...................    72,290         --         (4,908)     67,382
  Obligations of states and political
    subdivisions....................................       200          1             --         201
  Mortgage-backed securities........................   390,592         99         (6,013)    384,678
  Corporate securities..............................    28,904         --         (1,304)     27,600
                                                      --------       ----       --------    --------
    Total...........................................  $500,296       $219       $(12,225)   $488,290
                                                      ========       ====       ========    ========
As of December 31, 1999:
  US Treasury securities............................  $    985       $ --       $    (10)   $    975
  US Government agency securities...................    75,610         --         (6,739)     68,871
  Obligations of states and political
    subdivisions....................................       200          2             --         202
  Mortgage-backed securities........................   440,525         51        (14,198)    426,378
                                                      --------       ----       --------    --------
    Total...........................................  $517,320       $ 53       $(20,947)   $496,426
                                                      ========       ====       ========    ========

    The scheduled maturities of investment securities available for sale at December 31, 2000 are presented as follows:

                                                          AMORTIZED   ESTIMATED
                                                            COST      FAIR VALUE
                                                          ---------   ----------
                                                              (IN THOUSANDS)
Due within one year.....................................  $    500     $    502
Due after one year through five years...................    19,009       19,058
Due after five years through ten years..................    61,095       60,676
Due after ten years.....................................   419,692      408,054
                                                          --------     --------
    Total...............................................  $500,296     $488,290
                                                          ========     ========

    Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

    Proceeds from sales of securities during 2000, 1999 and 1998 were $61.1 million, $177.8 million and $279.5 million, respectively, with related gross realized gains of $261 thousand, $685 thousand and $1.4 million. Gross realized losses on securities sales amounted to $138 thousand, $0, and $31 thousand during 2000, 1999 and 1998.

    At December 31, 2000 and 1999, investment securities with a carrying value of $445.0 million and $492.1 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances, interest rate swap agreements and for other purposes required or permitted by law.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

    Derivative positions are integral components of the Company's asset and liability management activities. Therefore, the Company does not believe it is meaningful to separately analyze the derivatives component of its risk management activities in isolation from related positions.

    The Company uses derivative instruments, primarily interest rate swap and cap agreements, as part of its management of asset and liability positions in connection with its overall goal of minimizing the impact of interest rate fluctuations on the Company's net interest margin or its stockholders' equity. Derivatives are used as hedges against market fluctuations in the Company's available-for-sale securities portfolio and to effectively convert certain fixed rate commercial real estate loans and brokered deposits to floating rate assets and liabilities.

    For the years ended December 31, 2000 and 1999, the interest rate swaps were designated for purposes of converting fixed rate loans and certain brokered deposits to floating rate assets and liabilities. Effective November 6, 2000, the Company terminated interest rate swap agreements with a total notional amount of $28.5 million. These interest rate swaps were previously utilized by the Company as a hedge against fixed rate commercial real estate loans. The termination of these swap agreements was in line with the Company's asset liability strategy and the changing outlook of the Federal Reserve Board towards the future direction of interest rates. An internal analysis performed by the Company indicated that the interest rate swaps had a minimal impact on the Company's net portfolio value even if interest rates had continued to rise. The total loss amount recorded by the Company upon termination of the swap agreements was $138 thousand.

    Interest rate cap agreements were designated as hedges against the available-for-sale securities portfolio during the year ended December 31, 1998 and the nine months ended September 30, 1999. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, the Company ceased using interest rate cap agreements to hedge against fluctuations in the investment securities available-for-sale portfolio effective October 1, 1999. Accordingly, trading gains of $65 thousand for the three months ended December 31, 1999 and trading losses of $232 thousand for the year ended December 31, 2000 were recorded in current earnings, respectively.

    The following table reflects summary information on derivative contracts used to hedge the Company's interest rate risk as of December 31, 2000 and 1999. Amounts included in the estimated fair value column do not include gains or losses from changes in the value of the underlying asset or liability being hedged. Notional amounts are not exchanged but serve as a point of reference for calculating payments and do not represent exposure to credit or market risk. Amounts shown as unamortized premiums paid for interest rate swaps represent the cost basis of such instruments resulting from a prior mark-to-market adjustment upon sale of a previously hedged item, and subsequent redesignation to the current hedged item.

                                                                 DECEMBER 31, 2000
                                            ------------------------------------------------------------
                                                       UNAMORTIZED     GROSS        GROSS      ESTIMATED
                                            NOTIONAL     PREMIUM     UNREALIZED   UNREALIZED     FAIR
                                             AMOUNT       PAID         GAINS        LOSSES       VALUE
                                            --------   -----------   ----------   ----------   ---------
                                                                   (IN THOUSANDS)
Interest rate swap agreements:
  Maturing on July 21, 2009, pay 7.00%
    fixed and receive 3-month LIBOR.......  $15,000       $ --       $      --       $ (86)      $(86)
  Maturing on June 23, 2009, pay 7.00%
    fixed and receive 3-month LIBOR.......   15,000         --              --         (63)       (63)
Interest rate cap agreements reclassified
  as trading securities:
  Maturing on October 24, 2002, 7.00%
    LIBOR cap.............................   18,000        209              --        (199)        10
  Maturing on April 10, 2001, 6.50%
    LIBOR cap.............................   18,000         33              --         (19)        14

                                                                 DECEMBER 31, 1999
                                            ------------------------------------------------------------
                                                       UNAMORTIZED     GROSS        GROSS      ESTIMATED
                                            NOTIONAL     PREMIUM     UNREALIZED   UNREALIZED     FAIR
                                             AMOUNT       PAID         GAINS        LOSSES       VALUE
                                            --------   -----------   ----------   ----------   ---------
                                                                   (IN THOUSANDS)
Interest rate swap agreements:
  Maturing on July 21, 2009, pay 7.00%
    fixed and receive 3-month LIBOR.......  $15,000       $ --           $--         $(706)      $(706)
  Maturing on June 23, 2009, pay 7.00%
    fixed and receive 3-month LIBOR.......   15,000         --            --          (623)       (623)
  Maturing on November 13, 2002, pay 6.31%
    fixed and receive 3-month LIBOR.......   14,000        286            --           (96)        190
  Maturing on October 10, 2001, pay 6.46%
    fixed and receive 3-month LIBOR.......   10,000         --            34            --          34
  Maturing on January 17, 2002, pay 6.89%
    fixed and receive 3-month LIBOR.......    4,500         --            --           (17)        (17)
Interest rate cap agreements reclassified
  as trading securities:
  Maturing on October 24, 2002, 7.00%
    LIBOR cap.............................   18,000        326            --          (128)        198
  Maturing on April 10, 2001, 6.50%
    LIBOR cap.............................   18,000        132            --           (74)         58

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

6.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following is a summary of loans receivable:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Real estate loans:
  Residential, one to four units.....................  $  334,775   $  278,161
  Residential, multifamily...........................     323,469      311,193
  Commercial and industrial real estate..............     640,713      518,074
  Construction.......................................     118,241      122,363
                                                       ----------   ----------
    Total real estate loans..........................   1,417,198    1,229,791
                                                       ----------   ----------
Other loans:
  Business, commercial...............................     350,282      248,865
  Automobile.........................................       6,409        5,284
  Other consumer.....................................      40,547       23,834
                                                       ----------   ----------
    Total other loans................................     397,238      277,983
                                                       ----------   ----------
      Total gross loans..............................   1,814,436    1,507,774
Unearned fees, premiums and discounts, net...........        (600)        (289)
Allowance for loan losses............................     (23,848)     (20,844)
                                                       ----------   ----------
      Loans receivable, net..........................  $1,789,988   $1,486,641
                                                       ==========   ==========

    Loans held for sale were $1.1 million and $736 thousand at December 31, 2000 and 1999, respectively. Accrued interest on loans receivable amounted to $12.1 million and $9.2 million at December 31, 2000 and 1999, respectively.

    An analysis of the activity in the allowance for loan losses is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Balance, beginning of year.......................  $20,844    $16,506    $12,273
Allowance from acquisition.......................    2,256      1,150         --
Provision for loan losses........................    4,400      5,439      5,356
Chargeoffs.......................................   (4,592)    (2,877)    (2,666)
Recoveries.......................................      940        626      1,543
                                                   -------    -------    -------
Balance, end of year.............................  $23,848    $20,844    $16,506
                                                   =======    =======    =======

    The following is a summary of interest foregone on impaired loans for the years ended December 31:

                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Interest income that would have been recognized
  had impaired loans performed in accordance with
  their original terms............................  $ 1,475    $ 1,980     $1,057
Less: Interest income recognized on impaired
  loans...........................................   (1,138)    (1,562)      (890)
                                                    -------    -------     ------
Interest foregone on impaired loans...............  $   337    $   418     $  167
                                                    =======    =======     ======

    There were no commitments to lend additional funds to borrowers whose loans are included above.

    The following table provides information on impaired loans for the periods indicated:

                                                    AS OF AND FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Recorded investment with related allowance.......  $ 2,641    $ 7,773    $   745
Recorded investment with no related allowance....    9,781     13,078      9,239
                                                   -------    -------    -------
  Total recorded investment......................   12,422     20,851      9,984
Allowance on impaired loans......................   (1,318)    (1,254)      (350)
                                                   -------    -------    -------
  Net recorded investment in impaired loans......  $11,104    $19,597    $ 9,634
                                                   =======    =======    =======
Average total recorded investment in impaired
  loans..........................................  $12,875    $21,368    $10,522

    Loans serviced for others amounted to approximately $198.8 million and $208.5 million at December 31, 2000 and 1999, respectively.

    CREDIT RISK AND CONCENTRATION--Substantially all of the Company's real estate loans are secured by real properties located in California. In addition, although most of the Company's trade finance activities are related to trade with Asia, all of the Company's loans are made to companies domiciled in the United States.

7.  REAL ESTATE INVESTMENTS

    The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership in each limited partnership varies from 1% to 19.8%. Four of the investments are being accounted for using the equity method of accounting, since the Company exercises significant control over these partnerships. The remaining investments are being amortized on a level yield method over the life of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15 year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

    The remaining federal tax credits to be utilized over a multiple-year period is $18.6 million as of December 31, 2000. The Company's usage of tax credits approximated $3.9 million and $3.2 million during 2000 and 1999, respectively. Investment amortization amounted to $4.1 million and $3.0 million for the years ended December 31, 2000 and 1999, respectively.

8.  PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Land....................................................  $ 11,587   $  9,796
Office buildings........................................    11,784     11,084
Leasehold improvements..................................     3,339      2,704
Furniture, fixtures and equipment.......................    11,600      9,682
Equipment under operating leases........................     1,299         --
                                                          --------   --------
                                                            39,609     33,266
Accumulated depreciation and amortization...............   (12,979)   (10,620)
                                                          --------   --------
  Net...................................................  $ 26,630   $ 22,646
                                                          ========   ========

9.  CUSTOMER DEPOSIT ACCOUNTS

    Customer deposit account balances are summarized as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Demand deposits (non-interest bearing)...............  $  201,456   $  128,552
Checking accounts (interest bearing).................     111,228       89,545
Money market accounts................................     122,079       69,434
Savings deposits.....................................     212,411      211,818
                                                       ----------   ----------
                                                          647,174      499,349
                                                       ----------   ----------
Time deposits:
  Less than $100,000.................................     560,244      487,335
  $100,000 or greater................................     741,144      513,845
                                                       ----------   ----------
                                                        1,301,388    1,001,180
                                                       ----------   ----------
    Total deposits...................................  $1,948,562   $1,500,529
                                                       ==========   ==========

    At December 31, 2000, the scheduled maturities of time deposits are as follows:

                                              $100,000
                                                 OR      LESS THAN
                                              GREATER    $100,000      TOTAL
                                              --------   ---------   ----------
                                                       (IN THOUSANDS)
2001........................................  $688,974   $507,980    $1,196,954
2002........................................    16,600     44,747        61,347
2003........................................     5,007      3,906         8,913
2004........................................       108      1,605         1,713
2005 and thereafter.........................    30,455      2,006        32,461
                                              --------   --------    ----------
  Total.....................................  $741,144   $560,244    $1,301,388
                                              ========   ========    ==========

    Accrued interest payable was $2.1 million and $958 thousand at December 31, 2000 and 1999, respectively. Interest expense on customer deposits by account type is summarized as follows:

                                                            DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Checking accounts................................  $ 1,398    $ 1,056    $ 1,072
Money market accounts............................    3,836      1,593      1,010
Savings deposits.................................    4,213      3,960      5,048
Time deposits:
  Less than $100,000.............................   25,398     21,533     23,234
  $100,000 or greater............................   37,803     21,425     19,135
                                                   -------    -------    -------
    Total........................................  $72,648    $49,567    $49,499
                                                   =======    =======    =======

10. SHORT-TERM BORROWINGS

    Short-term borrowings include federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased generally mature within one business day from the date of transaction while securities sold under agreements to repurchase generally mature within 90 days from the transaction date. At December 31, 2000 and 1999, total short-term borrowings consisted entirely of federal funds purchased amounting to $38 million and $600 thousand, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Balance at year-end.......................................  $     --   $    --
Average balance during the year...........................  $     --   $ 9,159
Highest month-end balance during the year.................  $     --   $33,000
Weighted average interest rate during the year............        --%     5.05%
Weighted average interest rate at end of year.............        --%       --%

11. FEDERAL HOME LOAN BANK ADVANCES

    FHLB advances and their related weighted average interest rates are summarized as follows:

                                                           DECEMBER 31,
                                             -----------------------------------------
                                                    2000                  1999
                                             -------------------   -------------------
                                                          (IN THOUSANDS)
Maturing during Year Ending December 31,
  2000.....................................  $     --       --%    $468,000     5.87%
  2001.....................................   244,000     6.53%          --       --%
  2002.....................................    10,000     6.33%          --       --%
  2003.....................................    14,000     5.94%      14,000     5.94%
                                             --------     ----     --------    -----
    Total..................................  $268,000     6.49%    $482,000     5.87%
                                             ========     ====     ========    =====

    At December 31, 2000 and 1999, all outstanding FHLB advances have fixed interest rates for a specific term. Some advances are secured by certain real estate loans with remaining principal balances of approximately $592.9 million and $600.4 million at December 31, 2000 and 1999, respectively.

12. CAPITAL RESOURCES

SHELF REGISTRATION

    During the first quarter of 2000, the Company filed a $50 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to this filing, the Company may offer new common stock, trust preferred, preferred stock and/or other debentures to augment its capital resources. The timing and amount of offerings will depend on market and general business conditions. The Company intends to utilize the net proceeds from the sale of securities for general business purposes, which include supporting the growth of its commercial banking activities and possible future acquisitions. At December 31, 2000, the Company has not offered new common stock, trust preferred, preferred stock and/or other debentures pursuant to this shelf registration.

JUNIOR SUBORDINATED DEBT SECURITIES

    On March 23, 2000, East West Capital Trust I, a statutory business trust and wholly owned subsidiary of the Company, issued $10.8 million of junior subordinated deferrable interest debentures. These securities have a scheduled maturity date of March 8, 2030 and an interest rate of 10.875% per annum. Interest payments are due on March 8 and September 8 of each year.

    On July 26, 2000, East West Capital Trust II, also a statutory business trust and wholly owned subsidiary of the Company, issued $10.0 million in junior subordinated deferrable interest debentures. The scheduled maturity date of these securities is July 19, 2030. These securities bear an interest rate of 10.945% per annum and interest payments are due on January 19 and July 19 of each year.

    Interest payments on these securities are deductible for tax purposes. These securities, which are not registered with the Securities and Exchange Commission, are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America. For regulatory reporting purposes, these securities qualify for Tier 1 capital treatment.

REGULATED INVESTMENT COMPANY

    On July 13, 2000, East West Securities Company, Inc., was incorporated as a closed-end, non-diversified management investment company registered under the Investment Company Act of

1940, as amended. The formation of this entity provides the Company with the flexibility to raise additional capital in a tax efficient manner for future business opportunities, if desired.

13. INCOME TAXES

    The provision for income taxes consists of the following components:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Current income tax expense:
  Federal........................................  $13,432    $11,155    $ 8,801
  State..........................................    1,989      4,925      2,571
                                                   -------    -------    -------
    Total current income tax expense.............   15,421     16,080     11,372
                                                   -------    -------    -------
Deferred income tax expense (benefit):
  Federal........................................     (350)    (2,062)    (1,837)
  State..........................................     (443)      (415)       147
                                                   -------    -------    -------
    Total deferred income tax benefit............     (793)    (2,477)    (1,690)
                                                   -------    -------    -------
  Provision for income taxes.....................  $14,628    $13,603    $ 9,682
                                                   =======    =======    =======

    The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
Federal income tax provision at statutory rate.......    35.0%         35.0%         35.0%
State franchise taxes, net of federal tax effect.....     2.0           7.0           6.4
Low income housing tax credits.......................    (7.7)         (7.7)         (6.1)
Other, net...........................................    (0.1)         (1.6)         (0.4)
                                                        -----         -----         -----
Effective income tax rate............................    29.2%         32.7%         34.9%
                                                        =====         =====         =====

    During the year ended December 31, 2000, the Company realized state tax benefits through the formation and funding of a regulated investment company in July 2000. There were no such benefits realized during the years ended
December 31, 1999 and 1998.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred tax liabilities:
  Core deposit premium..................................  $  4,707   $  2,749
  Depreciation..........................................     2,575      3,111
  FHLB stock dividends..................................     3,924      3,184
  Deferred loan fees....................................     4,447      4,125
  Other, net............................................     3,904      3,194
                                                          --------   --------
    Total gross deferred tax liabilities................    19,557     16,363
                                                          --------   --------
Deferred tax assets:
  Bad debt deduction....................................    (9,706)    (8,151)
  Purchased loan discounts..............................    (1,577)    (1,455)
  Deferred compensation accrual.........................    (1,310)    (1,058)
  California franchise tax..............................      (724)    (1,443)
  Unrealized loss on securities.........................    (5,134)    (8,860)
  Federal net operating loss carryforwards..............    (4,678)        --
  State net operating loss carryforwards................      (240)        --
  Other, net............................................    (6,695)    (3,715)
                                                          --------   --------
Total gross deferred tax assets.........................   (30,064)   (24,682)
                                                          --------   --------
    Net deferred tax assets.............................  $(10,507)  $ (8,319)
                                                          ========   ========

    At December 31, 2000, the Company has federal net operating loss carryforwards of approximately $15.0 million which expire through 2020 and state operating loss carryforwards of approximately $3.9 million which expire through 2005. These net operating loss carryforwards were acquired by the Company in connection with its acquisition of American International Bank. Federal and state tax laws, related to a change in ownership such as the acquisition of American International Bank, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

14. COMMITMENTS AND CONTINGENCIES

    CREDIT EXTENSIONS--In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. While the Company does not anticipate losses as a result of these transactions, commitments are included in determining the appropriate level of the allowance for loan losses.

    Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company uses the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. As of December 31, 2000 and 1999, undisbursed loan commitments amounted to $311.0 million and $290.8 million, respectively. In addition, the Company committed to fund mortgage loan applications in process amounting to $41.4 million and $34.8 million as of December 31, 2000 and 1999, respectively.

    Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2000 and 1999, commercial and standby letters of credit totaled $183.1 million and $151.7 million, respectively.

    LEASE COMMITMENTS--The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $2.6 million, $1.6 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    Future minimum rental payments under noncancelable operating leases are as follows:

YEAR ENDING
DECEMBER 31,                                                  (IN THOUSANDS)
- ------------                                                  --------------
2001........................................................     $ 2,308
2002........................................................       1,923
2003........................................................       1,688
2004........................................................       1,438
2005........................................................       1,309
Thereafter..................................................       2,222
                                                                 -------
    Total...................................................     $10,888
                                                                 =======

    LITIGATION--Neither the Company nor the Bank is involved in any material legal proceedings. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues would not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

    REGULATED INVESMENT COMPANY--In August 2000, the Securities and Exchange Commission completed an examination of East West Securities Company, Inc. The Company received the Commission's findings in a letter dated September 11, 2000. The Commission staff determined that the Fund should not be eligible to be registered as an investment company due to the failure to meet certain regulatory requirements of the Investment Company Act of 1940 and requested that the Fund voluntarily de-register. In its response to the Commission, dated October 11, 2000, the Company stated that it disagrees with certain factual statements and conclusions of law contained in the Commission's findings and sets forth the basis for its belief based on advice of counsel, which was included, that the Fund was formed in compliance with regulatory requirements. In response, the Commission has issued another letter to the Company, dated December 12, 2000, which is essentially similar to the

Commission's initial letter. The Company has declined the Commission's requests to voluntarily de-register the Fund. The Company expects to receive further correspondence from the Commission.

    If the Company were to accommodate the Commission's requests to voluntarily de-register the Fund, the Company would forego the state tax benefits that are currently being realized through the Fund. Estimated professional fees totaling $600 thousand, contingent upon realization of these state tax benefits, are due and payable in the first quarter of 2001. Further, the Company would forfeit its flexibility to raise additional capital in a tax efficient manner for future business opportunities through the Fund. Management believes, based on the advice of counsel, that the impact of de-registration would be prospective only and not retroactive. The Fund would continue to be a registered investment company under the Investment Company Act of 1940, from the date of registration to the effective date of de-registration.

15. STOCK COMPENSATION PLANS

STOCK OPTIONS

    The Company adopted the 1998 Stock Incentive Plan (the "Plan") on June 25, 1998. Pursuant to an amendment under the Plan, the Company may grant stock options, restricted stock, or any form of award deemed appropriate not to exceed 2,902,000 shares of common stock over a ten-year period. The stock options awarded under the Plan are granted with a four-year or three-year vesting period and a ten-year contractual life. At December 31, 2000 and 1999, 35,000 and 60,000 options have been granted respectively to nonemployee directors under the Plan.

    A summary of the Company's stock options as of and for the years ended December 31, 2000, 1999, and 1998 is presented below:

                                                   2000                   1999                   1998
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                            SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                           ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........  1,753,474    $10.00    1,715,150    $10.00           --    $   --
Granted..................................    338,000     15.39       72,200     10.42    1,716,850     10.00
Exercised................................    (16,444)    10.00           --        --           --        --
Forfeited................................    (57,839)    11.90      (33,876)    10.00       (1,700)    10.00
                                           ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year...............  2,017,191    $10.86    1,753,474    $10.02    1,715,150    $10.00
                                           =========    ======    =========    ======    =========    ======
Options exercisable at year-end..........    834,749                426,834                   None
Weighted-average fair value of options
  granted during the year................  $    8.55              $    5.18              $    4.08

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                           -----------------------------------------   ----------------------
                             NUMBER          WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
                               OF            AVERAGE        AVERAGE        OF        AVERAGE
                           OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES     OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
- ------------------------   -----------   ----------------   --------   -----------   --------
10 to $$12........          1,724,191    7.5 years           $10.02      832,999      $10.00
12 to $$14........             17,000    9 years              12.21        1,750       12.25
14 to $$16........            255,000    9.3 years            15.80           --          --
16 to $$18........                 --    --                      --           --          --
18 to $$20........             16,000    9.8 years            18.94           --          --
20 to $$22........              5,000    9.9 years            20.63           --          --
                            ---------        ---------       ------      -------      ------
10 to $$22........          2,017,191    7.8 years           $10.86      834,749      $10.00
                            =========        =========       ======      =======      ======

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                           -----------------------------------------   ----------------------
                             NUMBER          WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
                               OF            AVERAGE        AVERAGE        OF        AVERAGE
                           OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES     OPTIONS     CONTRACTUAL LIFE    PRICE       OPTIONS      PRICE
- ------------------------   -----------   ----------------   --------   -----------   --------
10 to $$11........          1,736,474    8.5 years           $10.00      426,834      $10.00
11 to $$12........             10,000    10 years             11.44           --          --
12 to $$13........              7,000    9.9 years            12.25           --          --
                            ---------        ---------       ------      -------      ------
10 to $$13........          1,753,474    8.5 years           $10.02      426,834      $10.00
                            =========        =========       ======      =======      ======

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

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2000          1999          1998
                                                ----------    ----------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income
  As Reported...............................      $35,467       $28,027       $18,028
  Pro Forma.................................      $34,450       $27,241       $17,519
Basic EPS
  As Reported...............................      $  1.58       $  1.23       $  0.76
  Pro Forma.................................      $  1.53       $  1.20       $  0.74
Diluted EPS
  As Reported...............................      $  1.53       $  1.22       $  0.76
  Pro Forma.................................      $  1.49       $  1.19       $  0.74

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2000, 1999 and 1998, respectively: dividend yield of 0.8%, 1.2% and 1.2%; expected volatility of 47.5%, 43.5% and 30.4%; risk-free interest rate of 5.1%, 6.7% and 4.8%; and expected lives of 6.0 years, 6.0 years and 6.5 years.

RESTRICTED STOCK

    As part of the 1998 Stock Incentive Plan, the Company granted restricted stock with a three-year vesting period and a ten-year contractual life to certain officers and employees during 1999 and 2000. Noncash compensation cost amounted to $405 thousand and $249 thousand for the years ended December 31, 2000 and 1999, respectively. The Company was not entitled to any income tax deduction in 2000 and 1999 in connection with the restricted stock award, since no restrictions have lapsed and no shares have been issued.

    A summary of the Company's Restricted Stock as of December 31, 2000 and 1999, and changes during the years then ended are as follows:

                                                  2000                  1999
                                           -------------------   -------------------
                                                      WEIGHTED              WEIGHTED
                                                      AVERAGE               AVERAGE
                                            SHARES     PRICE      SHARES     PRICE
                                           --------   --------   --------   --------
Outstanding at beginning of year.........   94,140     $10.62         --     $   --
Granted..................................    1,500      12.00    105,003      10.59
Forfeited................................  (11,878)     10.56    (10,863)     10.59
                                           -------     ------    -------     ------
Outstanding at end of year...............   83,762     $10.65     94,140     $10.59
                                           =======     ======    =======     ======

STOCK PURCHASE PLAN

    The Company has adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of the Company's common stock at a discount. Under the terms of the Purchase Plan, employees can purchase shares of the Company's common stock at 85% of the per-share market price at the date of grant, subject to an annual limitation of common stock valued at $25,000. The Purchase Plan qualifies as a noncompensatory plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense is recognized under the plan.

    The Purchase Plan covers a total of 1,000,000 shares of the Company's common stock. During 2000 and 1999, 53,584 shares totaling $496 thousand and 28,728 shares totaling $218 thousand, respectively, were sold to employees under the Purchase Plan.

WARRANTS

    In connection with the securities offering and change in ownership of the Bank, warrants to purchase 475,500 shares of common stock of the Company were issued to the placement agent in June 1998. The warrants are exercisable for a five-year period at an exercise price of $10 per share. At December 31, 2000, warrants to purchase a total of 50,719 shares of common stock remain outstanding.

16. EMPLOYEE BENEFIT PLAN

    The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2000, 1999 and 1998, the Company contributed $578 thousand, $459 thousand, and $400 thousand, respectively.

17. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

STOCK REPURCHASE PROGRAM

    During 1999, the Company's Board of Directors authorized the Company to repurchase up to $21.0 million of its common stock under three different Stock Repurchase Programs. During the years ended December 31, 2000 and 1999, the Company has repurchased 361,878 shares and 1,485,863 shares of common stock with a cost of $8.4 million and $14.7 million, respectively. A portion of the shares repurchased during the year ended December 31, 2000, specifically 100,000 shares at a total cost of $2.4 million, were purchased in a private transaction in connection with the exercise of stock warrants that were issued to the placement agent in June 1998. The repurchase of these shares are exclusive of the three aforementioned Stock Repurchase Programs.

QUARTERLY DIVIDENDS

    The Company has declared and paid a cash dividend of $0.03 per share during the four quarters of 2000 and 1999 to its shareholders totaling $2.7 million per year.

EARNINGS PER SHARE

    The calculation of earnings per share and diluted earnings per share for 2000, 1999 and 1998 is presented below:

                                                   NET         NUMBER      PER SHARE
                                                 INCOME      OF SHARES      AMOUNTS
                                                ---------    ----------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Basic EPS...................................     $35,467       22,448        $1.58
Effect of dilutive securities:
  Stock Options.............................          --          571
  Restricted Stock..........................          --           33
  Stock Warrants............................          --          116
                                                 -------       ------
Diluted EPS.................................     $35,467       23,168        $1.53
                                                 =======       ======
1999

Basic EPS...................................     $28,027       22,757        $1.23
Effect of dilutive securities:
  Stock Options.............................          --           69
  Restricted Stock..........................          --           51
  Stock Warrants............................          --           18
                                                 -------       ------
Diluted EPS.................................     $28,027       22,895        $1.22
                                                 =======       ======

1998
Basic EPS...................................     $18,028       23,775        $0.76
Effect of dilutive securities...............          --           --
                                                 -------       ------
Diluted EPS.................................     $18,028       23,775        $0.76
                                                 =======       ======

18. REGULATORY REQUIREMENTS

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

    As of December 31, 2000 and 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

    The actual and required capital amounts and ratios at December 31, 2000 and 1999 are presented as follows:

                                                                                              TO BE WELL
                                                                                              CAPITALIZED
                                                                        FOR CAPITAL          UNDER PROMPT
                                                                         ADEQUACY             CORRECTIVE
                                                    ACTUAL               PURPOSES          ACTION PROVISIONS
                                              -------------------   -------------------   -------------------
                                               AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                              --------   --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
AS OF DECEMBER 31, 2000:
Total Capital (to Risk-Weighted Assets)
  Consolidated Company......................  $213,678     10.9%    $157,588     8.0%     $196,985     10.0%
  East West Bank............................  $209,937     10.7%    $157,422     8.0%     $196,777     10.0%
Tier I Capital (to Risk-Weighted Assets)
  Consolidated Company......................  $189,830      9.6%    $ 78,794     4.0%     $118,191      6.0%
  East West Bank............................  $186,089      9.5%    $ 78,711     4.0%     $118,066      6.0%
Tier I Capital (to Average Assets)
  Consolidated Company......................  $189,830      7.7%    $ 98,249     4.0%     $122,812      5.0%
  East West Bank............................  $186,089      7.9%    $ 94,788     4.0%     $118,485      5.0%

AS OF DECEMBER 31, 1999:
Total Capital (to Risk-Weighted Assets)
  Consolidated Company......................  $174,917     10.6%    $132,223     8.0%     $165,279     10.0%
  East West Bank............................  $174,885     10.6%    $132,200     8.0%     $165,250     10.0%
Tier I Capital (to Risk-Weighted Assets)
  Consolidated Company......................  $154,255      9.3%    $ 66,112     4.0%     $ 99,168      6.0%
  East West Bank............................  $154,226      9.3%    $ 66,100     4.0%     $ 99,150      6.0%
Tier I Capital (to Average Assets)
  Consolidated Company......................  $154,255      7.3%    $ 84,444     4.0%     $105,555      5.0%
  East West Bank............................  $154,226      7.3%    $ 84,505     4.0%     $105,631      5.0%

RESERVE REQUIREMENT

    The Company is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $7.4 million and $1.0 million at December 31, 2000 and 1999, respectively.

19. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                                       DECEMBER 31,
                                                    ---------------------------------------------------
                                                              2000                       1999
                                                    ------------------------   ------------------------
                                                     CARRYING                   CARRYING
                                                    OR CONTRACT   ESTIMATED    OR CONTRACT   ESTIMATED
                                                      AMOUNT      FAIR VALUE     AMOUNT      FAIR VALUE
                                                    -----------   ----------   -----------   ----------
                                                                      (IN THOUSANDS)
Assets:
  Cash and cash equivalents.......................   $  63,048    $  63,048     $  43,497    $  43,497
  Investment securities available for sale........     488,290      488,290       496,426      496,426
  Loans receivable, net...........................   1,789,988    1,788,317     1,486,641    1,490,108
  FHLB stock......................................      14,845       14,845        26,954       26,954
  Accrued interest receivable.....................      15,138       15,138        11,988       11,988
Liabilities:
  Customer deposit accounts:
    Demand accounts...............................     647,174      647,174       499,349      499,349
      Time deposits...............................   1,301,388    1,299,899     1,001,180    1,002,176
  Short-term borrowings...........................      38,000       38,013           600          600
  FHLB advances...................................     268,000      268,074       482,000      482,507
  Junior subordinated debt securities.............      20,750       22,797            --           --
  Accrued interest payable........................       5,010        5,010           958          958
Off-balance sheet financial instruments:
  Commercial letters of credit....................      14,842           19        13,394           17
  Standby letters of credit.......................     168,300        1,968       138,281        1,340
  Commitments to extend credit....................     310,974        1,733       290,797        1,601
  Derivatives:
    Interest rate swaps...........................          --         (149)          286       (1,122)
    Interest rate caps............................          24           24           256          256

    The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

    CASH AND CASH EQUIVALENTS--The carrying amounts approximate fair values due to the short-term nature of these instruments.

    INVESTMENT SECURITIES AND DERIVATIVE INSTRUMENTS--The fair value is based on quoted market price from securities brokers or dealers in the respective instruments.

    LOANS AND ACCRUED INTEREST RECEIVABLE--Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for 15- and 30-year conventional loans as well as anticipated prepayment schedules. The fair values of adjustable rate mortgage loans are based upon discounted cash flows utilizing discount rates that approximate the risk-adjusted pricing of available mortgage-backed securities having similar rates and repricing characteristics as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans. The carrying amount of accrued interest receivable approximates fair value due to its short term nature.

    FHLB STOCK--The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank at carrying value.

    DEPOSITS AND ACCRUED INTEREST PAYABLE--The fair values of deposits are estimated based upon the type of deposit products. Demand accounts, which include passbooks and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are based upon the contractual discounted cash flows estimated in current rate for the deposits over the remaining terms. The carrying amount of accrued interest payable approximates fair value due to its short term nature.

    SHORT-TERM BORROWINGS--The fair values are estimated by discounting the amounts contractually due under such agreements using the prevailing federal funds rate at each reporting date.

    FHLB ADVANCES--The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

    JUNIOR SUBORDINATED DEBT SECURITIES--The fair values of junior subordinated debt securities are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bond at each reporting date.

    COMMITMENTS TO EXTEND CREDIT, COMMERCIAL AND STANDBY LETTERS OF CREDIT--The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparty's credit standing.

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

20. RELATED PARTY TRANSACTIONS

    The Company enters into certain related party transactions with its affiliates in the normal course of business. These transactions are conducted at market terms.

    One of the Company's directors is a guarantor of an extension of credit to two corporations in which the director is an executive officer and the beneficial owner of over 10% of a class of equity securities of the two corporations. At December 31, 1999, the total approved commitment amounted to $1.1 million with an outstanding balance of $410 thousand. This loan was repaid in full during 2000. No extension of credit was outstanding for any related party as of December 31, 2000.

21. SEGMENT INFORMATION

    Management utilizes an internal reporting system to measure the performance of various operating segments within the Company and the Company overall. Four principal operating segments have been identified by the Company for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company's remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in "Other." Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through the Company's branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Company's northern and southern California production offices. The treasury department's primary focus is managing the Company's investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Company's portfolio of single family and multifamily residential loans.

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

    Future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

    The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2000, 1999 and 1998:

                                                     YEAR ENDED DECEMBER 31, 2000
                                 ---------------------------------------------------------------------
                                  RETAIL    COMMERCIAL              RESIDENTIAL
                                 BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                 --------   ----------   --------   -----------   --------   ---------
(IN THOUSANDS)
Interest income................  $ 47,428    $ 61,379    $ 35,029    $ 38,903     $  3,341   $ 186,080
Charge for funds used..........   (32,425)    (43,763)    (34,071)    (32,540)        (854)   (143,653)
                                 --------    --------    --------    --------     --------   ---------
  Interest spread on funds
    used.......................    15,003      17,616         958       6,363        2,487      42,427
                                 --------    --------    --------    --------     --------   ---------
Interest expense...............   (52,902)     (5,301)    (38,390)         --           --     (96,593)
Credit on funds provided.......    88,784      10,141      44,728          --           --     143,653
                                 --------    --------    --------    --------     --------   ---------
  Interest spread on funds
    provided...................    35,882       4,840       6,338          --           --      47,060
                                 --------    --------    --------    --------     --------   ---------
    Net interest income........  $ 50,885    $ 22,456    $  7,296    $  6,363     $  2,487   $  89,487
                                 ========    ========    ========    ========     ========   =========
Depreciation and
  amortization.................  $  4,228    $    486    $    321    $    684     $  3,032   $   8,751
Segment profit.................    22,160      14,391       6,846       4,985        1,713      50,095
Segment assets.................   516,398     765,746     507,642     534,086      162,099   2,485,971

                                                     YEAR ENDED DECEMBER 31, 1999
                                 ---------------------------------------------------------------------
                                  RETAIL    COMMERCIAL              RESIDENTIAL
                                 BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                 --------   ----------   --------   -----------   --------   ---------
(IN THOUSANDS)
Interest income................  $ 28,868    $ 45,700    $ 38,959    $ 32,029     $  2,471   $ 148,027
Charge for funds used..........   (17,048)    (27,271)    (33,472)    (22,689)        (149)   (100,629)
                                 --------    --------    --------    --------     --------   ---------
  Interest spread on funds
    used.......................    11,820      18,429       5,487       9,340        2,322      47,398
                                 --------    --------    --------    --------     --------   ---------
Interest expense...............   (40,032)     (3,016)    (33,094)         --           --     (76,142)
Credit on funds provided.......    58,161       5,417      37,051          --           --     100,629
                                 --------    --------    --------    --------     --------   ---------
  Interest spread on funds
    provided...................    18,129       2,401       3,957          --           --      24,487
                                 --------    --------    --------    --------     --------   ---------
    Net interest income........  $ 29,949    $ 20,830    $  9,444    $  9,340     $  2,322   $  71,885
                                 ========    ========    ========    ========     ========   =========
Depreciation and
  amortization.................  $  2,550    $    251    $    346    $   (258)    $  1,250   $   4,139
Segment profit.................     7,332      16,511       9,919       7,379          489      41,630
Segment assets.................   384,718     655,739     533,387     487,299       91,487   2,152,630

                                                     YEAR ENDED DECEMBER 31, 1998
                                 ---------------------------------------------------------------------
                                  RETAIL    COMMERCIAL              RESIDENTIAL
                                 BANKING     LENDING     TREASURY     LENDING      OTHER       TOTAL
                                 --------   ----------   --------   -----------   --------   ---------
(IN THOUSANDS)
Interest income................  $ 16,273    $ 29,502    $ 40,901    $ 37,368     $  2,664   $ 126,708
Charge for funds used..........    (9,949)    (17,035)    (36,871)    (31,353)        (577)    (95,785)
                                 --------    --------    --------    --------     --------   ---------
  Interest spread on funds
    used.......................     6,324      12,467       4,030       6,015        2,087      30,923
                                 --------    --------    --------    --------     --------   ---------
Interest expense...............   (41,839)     (2,738)    (26,466)         --           --     (71,043)
Credit on funds provided.......    59,171       4,096      32,518          --           --      95,785
                                 --------    --------    --------    --------     --------   ---------
  Interest spread on funds
    provided...................    17,332       1,358       6,052          --           --      24,742
                                 --------    --------    --------    --------     --------   ---------
    Net interest income........  $ 23,656    $ 13,825    $ 10,082    $  6,015     $  2,087   $  55,665
                                 ========    ========    ========    ========     ========   =========
Depreciation and
  amortization.................  $  2,267    $    227    $  1,799    $    647     $   (401)  $   4,539
Segment profit.................     3,292      11,996       8,605       3,676          141      27,710
Segment assets.................   246,336     412,647     839,309     433,538      126,330   2,058,160

22. EAST WEST BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS:
Cash and cash equivalents...................................  $  2,441   $     --
Loans receivable............................................       500         --
Investment in subsidiaries..................................   203,425    150,051
Investment in nonbank entity................................       500        250
Goodwill....................................................       351         --
Other assets................................................       721         36
                                                              --------   --------
    Total assets............................................  $207,938   $150,337
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES
Junior subordinated debt securities.........................  $ 20,750   $     --
Other liabilities...........................................     1,039        257
                                                              --------   --------
    Total liabilities.......................................    21,789        257
                                                              ========   ========
STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share)
  Authorized--50,000,000 shares
  Issued--24,508,331 shares and 23,908,731 shares in 2000
    and 1999, respectively
  Outstanding--22,660,590 shares and 22,422,868 shares in
    2000 and 1999, respectively.............................        25         24
Additional paid in capital..................................   118,039    111,306
Retained earnings...........................................    99,764     67,001
Deferred compensation.......................................    (1,344)      (863)
Treasury stock, at cost: 1,847,741 shares and 1,485,863
  shares in 2000 and 1999, respectively.....................   (23,060)   (14,659)
Accumulated other comprehensive loss, net of tax............    (7,275)   (12,729)
                                                              --------   --------
    Total stockholders' equity..............................   186,149    150,080
                                                              --------   --------
      Total liabilities and stockholders' equity............  $207,938   $150,337
                                                              ========   ========

STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Dividends from subsidiaries.................................  $ 9,578    $17,494    $    73
Interest income.............................................       10         --         --
Other income................................................       14         --         --
                                                              -------    -------    -------
    Total income............................................    9,602     17,494         73
                                                              -------    -------    -------
Interest expense............................................    1,377         --         --
Other expense...............................................    1,052        977         73
                                                              -------    -------    -------
    Total expense...........................................    2,429        977         73
                                                              -------    -------    -------
Income before income taxes and equity in undistributed
  income of subsidiaries....................................    7,173     16,517         --
Income tax benefit..........................................    1,008        448         --
Equity in undistributed income of subsidiaries..............   27,286     11,062     18,028
                                                              -------    -------    -------
    Net income..............................................  $35,467    $28,027    $18,028
                                                              =======    =======    =======

STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 35,467   $ 28,027   $ 18,028
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Equity in undistributed income of subsidiaries..........   (27,286)   (11,062)   (18,028)
    Depreciation and amortization...........................        20         --         --
    Net change in other assets..............................       (13)         6        (42)
    Net change in other liabilities.........................       779        215         42
    Stock compensation cost.................................       421        249         --
                                                              --------   --------   --------
      Net cash provided by operating activities.............     9,388     17,435         --
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans receivable..............................      (500)        --         --
Investment in nonbank entity................................      (250)      (250)        --
Capital contribution to subsidiary..........................   (20,078)        --         --
                                                              --------   --------   --------
      Net cash used in investing activities.................   (20,828)      (250)        --
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debt
  securities................................................    20,750         --         --
Payment of debt issue cost..................................      (672)        --         --
Proceeds from common stock options exercised................       164         --         --
Proceeds from stock purchase plan...........................       496        218         --
Proceeds from stock warrants exercised......................     4,248         --         --
Repurchases of common stock.................................    (8,401)   (14,659)        --
Dividends paid on common stock..............................    (2,704)    (2,744)        --
                                                              --------   --------   --------
      Net cash provided by (used in) financing activities...    13,881    (17,185)        --
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................     2,441         --         --
Cash and cash equivalents, beginning of year................        --         --         --
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  2,441   $     --   $     --
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Noncash financing activity:
  Issuance of shares in connection with the acquisition of
    Risk Services, Inc., net of deferred compensation.......       869         --         --

23. SUBSEQUENT EVENTS

ACQUISITION OF PRIME BANK

    On January 16, 2001, the Company completed its acquisition of Prime Bank in a combination of shares and cash valued at $16.6 million. The acquisition of Prime Bank was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of approximately $5.6 million and core deposit premium of $3.9 million, which are being amortized using the straight-line method over 15 years and 7 years, respectively. At December 31, 2000, Prime Bank had total assets of $128.4 million (unaudited) and total stockholders' equity of $9.0 million (unaudited).

STOCK REPURCHASE PROGRAM

    On January 16, 2001, the Company's Board of Directors authorized the Company to repurchase another $7 million of its common stock. In connection with this latest repurchase program, the Company has repurchased a total of 275,000 shares of common stock at an aggregate cost of $6.4 million through March 20, 2001.

QUARTERLY CASH DIVIDEND

    The Company has declared and paid a cash dividend of $0.03 per share on February 14, 2001 in the amount of $695 thousand.

24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     QUARTERS ENDED
                                                   ---------------------------------------------------
                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                   ------------   -------------   --------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Interest and dividend income.....................     $48,430        $47,289      $46,120     $44,241
Interest expense.................................      25,856         24,711       23,769      22,257
                                                      -------        -------      -------     -------
Net interest income..............................      22,574         22,578       22,351      21,984
Provision for loan losses........................         300          1,300        1,400       1,400
                                                      -------        -------      -------     -------
Net interest income after provision for loan
  losses.........................................      22,274         21,278       20,951      20,584
Noninterest income...............................       3,446          3,660        3,469       4,393
Noninterest expense..............................      13,799         12,250       12,177      11,734
                                                      -------        -------      -------     -------
Income before provision for income taxes.........      11,921         12,688       12,243      13,243
Provision for income taxes.......................       2,309          3,910        3,879       4,530
                                                      -------        -------      -------     -------
Net income.......................................     $ 9,612        $ 8,778      $ 8,364     $ 8,713
                                                      =======        =======      =======     =======
Basic earnings per share.........................     $  0.42        $  0.39      $  0.37     $  0.39
Diluted earnings per share.......................        0.40           0.38         0.37        0.38

                                                                     QUARTERS ENDED
                                                   ---------------------------------------------------
                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                   ------------   -------------   --------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Interest and dividend income.....................     $39,525        $37,822      $36,018     $34,662
Interest expense.................................      19,819         19,211       18,681      18,431
                                                      -------        -------      -------     -------
Net interest income..............................      19,706         18,611       17,337      16,231
Provision for loan losses........................       1,433          1,320        1,486       1,200
                                                      -------        -------      -------     -------
Net interest income after provision for loan
  losses.........................................      18,273         17,291       15,851      15,031
Noninterest income...............................       3,590          3,544        4,227       3,332
Noninterest expense..............................      10,475         10,637        9,580       8,817
                                                      -------        -------      -------     -------
Income before provision for income taxes.........      11,388         10,198       10,498       9,546
Provision for income taxes.......................       3,502          3,169        3,398       3,534
                                                      -------        -------      -------     -------
Net income.......................................     $ 7,886        $ 7,029      $ 7,100     $ 6,012
                                                      =======        =======      =======     =======
Basic and diluted earnings per share.............     $  0.35        $  0.31      $  0.31     $  0.26

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2001
                                                       EAST WEST BANCORP, INC.
                                                       (Registrant)

                                                       By:                /s/ DOMINIC NG
                                                            -----------------------------------------
                                                                            Dominic Ng
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                               Chairman of the Board,
               /s/ DOMINIC NG                    President, Chairman, and
    ------------------------------------         Chief Executive Officer             March 27, 2001
                 Dominic Ng                      (principal executive officer)

                                               Executive Vice President,
               /s/ JULIA GOUW                    Chief Financial Officer,
    ------------------------------------         and Director (principal             March 27, 2001
                 Julia Gouw                      financial and accounting
                                                 officer)

                /s/ HERMAN LI
    ------------------------------------       Director                              March 27, 2001
                  Herman Li

               /s/ JACK C. LIU
    ------------------------------------       Director                              March 27, 2001
                 Jack C. Liu

            /s/ JAMES P. MISCOLL
    ------------------------------------       Director                              March 27, 2001
              James P. Miscoll

             /s/ KEITH W. RENKEN
    ------------------------------------       Director                              March 27, 2001
               Keith W. Renken

             /s/ EDWARD ZAPANTA
    ------------------------------------       Director                              March 27, 2001
               Edward Zapanta