Form 10-Q
period 2001-03-31
EAST WEST BANCORP INC
filed 2001-05-15
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 000-24939

EAST WEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4703316 (I.R.S. Employer Identification No.)
415 Huntington Drive, San Marino, California (Address of principal executive offices)	91108 (Zip Code)

(626) 799-5700
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of common stock of the registrant outstanding as of April 30, 2001: 23,071,517 shares

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$115,648	$63,048
Certificate of deposit	100	—
Investment securities available for sale, at fair value (with amortized cost of $444,923 in 2001 and $500,296 in 2000)	439,814	488,290
Loans receivable, net of allowance for loan losses of $25,556 in 2001 and $23,848 in 2000	1,862,244	1,789,988
Investment in Federal Home Loan Bank stock, at cost	15,115	14,845
Other real estate owned	87	801
Investments in affordable housing partnerships	20,710	19,676
Premises and equipment, net	28,391	26,630
Premiums on deposits acquired, net	10,894	7,696
Excess of purchase price over fair value of net assets acquired, net	20,795	16,497
Accrued interest receivable and other assets	50,497	47,993
Deferred tax assets	2,164	10,507

TOTAL	$2,566,459	$2,485,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$326,760	$201,456
Interest-bearing	1,888,204	1,747,106

Total deposits	2,214,964	1,948,562
Short-term borrowings	45,000	38,000
Federal Home Loan Bank advances	59,000	268,000
Accrued expenses and other liabilities	17,643	22,897
Junior subordinated debentures	20,750	20,750

Total liabilities	2,357,357	2,298,209

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE PRICE, NET	1,509	1,613
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—25,205,873 shares and 24,508,331 shares in 2001 and 2000, respectively
Outstanding—23,051,735 shares and 22,660,590 shares in 2001 and 2000, respectively	25	25
Additional paid in capital	133,166	118,039
Retained earnings	108,880	99,764
Deferred compensation	(1,234)	(1,344)
Treasury stock, at cost: 2,154,138 shares in 2001 and 1,847,741 shares in 2000	(30,120)	(23,060)
Accumulated other comprehensive loss, net of tax	(3,124)	(7,275)

Total stockholders' equity	207,593	186,149

TOTAL	$2,566,459	$2,485,971

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2001	2000
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$40,892	$35,376
Investment securities available for sale	7,882	8,317
Short-term investments	347	164
Federal Home Loan Bank stock	249	384

Total interest and dividend income	49,370	44,241

INTEREST EXPENSE
Customer deposit accounts	21,652	15,109
Short-term borrowings	585	175
Federal Home Loan Bank advances	3,042	6,943
Junior subordinated debt securities	572	30

Total interest expense	25,851	22,257

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,519	21,984
PROVISION FOR LOAN LOSSES	717	1,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,802	20,584

NONINTEREST INCOME
Loan fees	741	528
Branch fees	1,268	1,216
Letters of credit fees and commissions	1,071	1,083
Net gain on sales of loans	327	—
Net gain on sales of investment securities available for sale	1,491	260
Net gain on trading securities	415	62
Net gain on sales of affordable housing partnerships	—	905
Amortization of fair value of net assets acquired in excess of purchase price	104	104
Other operating income	991	235

Total noninterest income	6,408	4,393

NONINTEREST EXPENSE
Compensation and employee benefits	6,425	4,593
Net occupancy	2,368	1,780
Data processing	456	442
Amortization of premiums on deposits acquired and excess of purchase price over fair value of net assets acquired	1,076	780
Amortization of investments in affordable housing partnerships	1,066	965
Deposit insurance premiums and regulatory assessments	134	96
Other real estate owned operations, net	24	30
Other operating expenses	3,844	3,048

Total noninterest expense	15,393	11,734

INCOME BEFORE PROVISION FOR INCOME TAXES	13,817	13,243
PROVISION FOR INCOME TAXES	3,919	4,530

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,898	8,713
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	(87)	—

NET INCOME	$9,811	$8,713

BASIC EARNINGS PER SHARE, BEFORE AND AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.43	$0.39
DILUTED EARNINGS PER SHARE, BEFORE AND AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.41	$0.38
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	23,041	22,331
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	24,105	22,677

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Gain (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2000	$24	$111,306	$67,001	$(863)	$(14,659)	$(12,729)		$150,080
Comprehensive income
Net income for the year			35,467				$35,467	35,467
Net unrealized gain on securities						5,454	5,454	5,454

Comprehensive income							$40,921

Stock compensation cost		16		405				421
Tax benefit from option exercise		55						55
Issuance of 16,444 shares under Stock Option Plan		164						164
Issuance of 1,500 shares under Restricted Stock Plan		18		(18)				—
Issuance of 53,584 shares under Employee Stock Purchase Plan		496						496
Issuance of 424,781 shares under Stock Warrants Plan	1	4,247						4,248
Issuance of 103,291shares for acquisition of Risk Services, Inc.		1,737		(868)				869
Purchase of 361,878 shares of treasury stock					(8,401)			(8,401)
Dividends paid on common stock			(2,704)					(2,704)

BALANCE, DECEMBER 31, 2000	$25	$118,039	$99,764	$(1,344)	$(23,060)	$(7,275)		$186,149
Comprehensive income
Net income for the period			9,811				$9,811	9,811
Net unrealized gain on securities						4,151	4,151	4,151

Comprehensive income							$13,962

Stock compensation cost		7		110				117
Tax benefit from option exercise		1,010						1,010
Issuance of 170,949 shares under Stock Option Plan		1,711						1,711
Issuance of 13,886 shares under Stock Warrants Plan		139						139
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Purchase of 306,397 shares of treasury stock					(7,060)			(7,060)
Dividends paid on common stock			(695)					(695)

BALANCE, MARCH 31, 2001	$25	$133,166	$108,880	$(1,234)	$(30,120)	$(3,124)		$207,593

Disclosure of reclassification amount:	Three Months Ended March 31, 2001	Year Ended December 31, 2000
	(In thousands)
Unrealized holding gain arising during period, net of tax expense of $3,364 in 2001 and $3,685 in 2000	$5,046	$5,528
Less: Reclassification adjustment for gain included in net income, net of tax expense of $596 in 2001 and $49 in 2000	(895)	(74)

Net unrealized gain on securities, net of tax expense of $2,767 in 2001 and $3,636 in 2000	$4,151	$5,454

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,811	$8,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,607	1,976
Net loan fees deferred	(57)	512
Stock compensation costs	117	136
Deferred tax provision (benefit)	2,003	(313)
Provision for loan losses	717	1,400
Provision for other real estate owned losses	33	—
Net gain on sales of investment securities and other assets	(2,011)	(1,194)
Net gain on trading securities	(415)	(62)
Federal Home Loan Bank stock dividends	(270)	(379)
Proceeds from sale of securitized loans	13,603	—
Proceeds from sale of loans held for sale	6,704	2,841
Originations of loans held for sale	(11,312)	(2,527)
Net change in accrued interest receivable and other assets, net of effects from purchases of American International Bank in 2000 and Prime Bank in 2001	2,057	(599)
Net change in accrued expenses and other liabilities, net of effects from purchases of American International Bank in 2000 and Prime Bank in 2001	(4,627)	1,861

Total adjustments	9,149	3,652

Net cash provided by operating activities	18,960	12,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	(38,880)	(34,266)
Purchases of:
Interest bearing deposits in banks	—	(100)
Investment securities available for sale	—	(64,915)
Loans receivable	(38,006)	(116,698)
Federal Home Loan Bank stock	—	(1,326)
Investments in affordable housing partnerships	(2,100)	(5,544)
Premises and equipment	(1,468)	(4,536)
Proceeds from sale of:
Investment securities available for sale	77,038	64,639
Loans receivable	39,074	—
Other real estate owned	694	—
Investments in affordable housing partnerships	—	6,947
Repayments, maturity and redemption of investment securities available for sale	16,467	16,403
Redemption of Federal Home Loan Bank stock	—	110
Payment for purchase of American International Bank, net of cash received	—	(25,218)
Cash acquired from purchase of Prime Bank, net of cash paid	20,398	—

Net cash provided by (used in) investing activities	73,217	(164,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	168,328	262,870
Net increase in short-term borrowings	7,000	35,400
Proceeds from Federal Home Loan Bank advances	2,490,500	7,588,000
Repayment of Federal Home Loan Bank advances	(2,699,500)	(7,742,000)
Proceeds from issuance of junior subordinated debt securities	—	10,750
Repayment of notes payable on affordable housing investments	—	(750)
Proceeds from common stock options exercised	1,711	29
Proceeds from stock warrants exercised	139	—
Repurchases of common stock	—	(62)
Purchase and retirement of common stock	(7,060)	—
Dividends paid on common stock	(695)	(673)

Net cash (used in) provided by financing activities	(39,577)	153,564

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,600	1,425
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,048	43,497

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,648	$44,922

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$29,642	$22,484
Income tax payments, net	1,532	1
Noncash investing and financing activities:
Other real estate acquired through foreclosure	—	311
Loans exchanged for mortgage-backed securities	13,302	—
Issuance of common stock in connection with the acquisition of Prime Bank	12,260	—

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, East West Bank and subsidiaries (the "Bank") and Risk Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

    The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended March 31, 2001 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10K for the year ended December 31, 2000.

    Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.  ACCOUNTING CHANGE

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were hedged against fixed rate brokered certificates of deposit totaling $30.0 million. Pursuant to the adoption of SFAS No. 133, the Company records these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings. Only one interest rate swap agreement, with a notional amount of $15.0 million, was still outstanding at March 31, 2001.

3.  OTHER DERIVATIVES

    The Company has also entered into interest rate cap agreements which are primarily linked to the three-month LIBOR. Prior to October 1, 1999, the Company used interest rate caps for purposes of hedging against market fluctuations in the Bank's available-for-sale securities portfolio. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, the Company ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio, effective October 1, 1999. The Company continues to record these interest rate caps at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of these interest rate cap agreements.

    At March 31, 2001, the Company also has outstanding warrants to purchase common stock of various companies. The warrants were received by the Company in connection with certain lending relationships. The fair value of the warrants, if any, are not deemed to be material at March 31, 2001.

4.  ACQUISITION OF PRIME BANK

    On January 16, 2001, the Company completed its acquisition of Prime Bank in a combination of shares and cash valued at $16.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities of Prime Bank were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of approximately $5.6 million and core deposit premium of $3.9 million, which are being amortized using the straight-line method over 15 years and 7 years, respectively. At December 31, 2000, Prime Bank had total assets of $128.4 million and total stockholders' equity of $9.0 million. Proforma results of operations are not presented since the acquisition is not considered material to the Company's results of operations or financial position.

5.  SECURITIZATION OF LOANS

    During March 2001, the Company securitized $13.3 million of single family loans through the Federal National Mortgage Association (FNMA). The Company recorded gains totaling $301 thousand from the subsequent sale of the issued certificates. The impact of this transaction on the Company's results of operations and financial position, pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement to FASB Statement No. 125, was not deemed material.

6.  COMMITMENTS AND CONTINGENCIES

    Credit Extensions—In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. As of March 31, 2001, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $353.2 million, $168.0 million, and $78.5 million, respectively.

    Litigation—The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.

7.  STOCKHOLDERS' EQUITY

    Earnings Per Share—The actual number of shares outstanding at March 31, 2001, was 23,051,735. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

    The following tables set forth the Company's earnings per share calculations for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31,
	2001			2000
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$9,811	23,041	$0.43	$8,713	22,331	$0.39
Effect of dilutive securities:
Stock options	—	996		—	260
Restricted stock	—	45		—	19
Stock warrants	—	23		—	67

Dilutive earnings per share	$9,811	24,105	$0.41	$8,713	22,677	$0.38

    Quarterly Dividends—The Company's Board of Directors declared and paid a quarterly common stock cash dividend of $0.03 per share payable on or about February 14, 2001 to shareholders of record on February 1, 2001. For the first quarter of 2001, cash dividends totaling $695 thousand have been paid to the Company's shareholders.

8.  BUSINESS SEGMENTS

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

    The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$14,527	$14,470	$8,478	$10,886	$1,009	$49,370
Charge for funds used	(9,444)	(9,962)	(7,834)	(8,475)	150	(35,565)

Interest spread on funds used	5,083	4,508	644	2,411	1,159	13,805

Interest expense	(16,350)	(1,077)	(8,424)	—	—	(25,851)
Credit on funds provided	24,557	1,966	9,042	—	—	35,565

Interest spread on funds provided	8,207	889	618	—	—	9,714

Net interest income	$13,290	$5,397	$1,262	$2,411	$1,159	$23,519

Depreciation and amortization	$1,396	$254	$7	$(27)	$977	$2,607
Segment pretax profit	$3,064	$4,406	$3,074	$1,886	$1,387	$13,817
Segment assets as of March 31, 2001	$674,268	$705,307	$466,716	$512,069	$208,099	$2,566,459

	Three Months Ended March 31, 2000
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$12,029	$13,673	$8,778	$8,951	$810	$44,241
Charge for funds used	(8,023)	(9,441)	(8,476)	(7,320)	(10)	(33,270)

Interest spread on funds used	4,006	4,232	302	1,631	800	10,971

Interest expense	(11,428)	(1,145)	(9,684)	—	—	(22,257)
Credit on funds provided	19,736	2,288	11,246	—	—	33,270

Interest spread on funds provided	8,308	1,143	1,562	—	—	11,013

Net interest income	$12,314	$5,375	$1,864	$1,631	$800	$21,984

Depreciation and amortization	$1,084	$58	$159	$218	$457	$1,976
Segment profit	$5,720	$4,030	$1,799	$1,357	$337	$13,243
Segment assets as of March 31, 2000	$510,798	$661,896	$480,658	$506,735	$158,316	$2,318,403

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

    The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries (the "Company"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's 2000 annual report on Form 10-K for the year ended December 31, 2000, and the accompanying interim unaudited consolidated financial statements and notes thereto.

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

Results of Operations

    The Company reported net income of $9.8 million, or $0.41 per diluted share for the first quarter of 2001, compared with $8.7 million, or $0.38 per diluted share, reported during the first quarter of 2000. The 13% increase in net earnings is primarily attributable to higher net interest income, lower provisions for loan losses and income taxes, and markedly higher noninterest-related revenues, partially offset by higher operating expenses. The Company's annualized return on average total assets increased to 1.55% for the quarter ended March 31, 2001, from 1.50% for the same period in 2000. The annualized return on average stockholders' equity decreased to 19.50% for the first quarter of 2001, compared with 23.08% for the first quarter of 2000.

Components of Net Income

	Three Months Ended March 31,
	2001	2000
	(In millions)
Net interest income	$23.5	$22.0
Provision for loan losses	(0.7)	(1.4)
Noninterest income	6.4	4.3
Noninterest expense	(15.4)	(11.7)
Provision for income taxes	(3.9)	(4.5)
Cumulative effect of change in accounting principle	(0.1)	—

Net income	$9.8	$8.7

Annualized return on average total assets	1.55%	1.50%

Net Interest Income

    The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the first quarter of 2001 totaled $23.5 million, a 7% increase over net interest income of $22.0 million for the same period in 2000.

    Total interest and dividend income during the quarter ended March 31, 2001 increased 12% to $49.4 million compared with $44.2 million during the same period in 2000. The increase in interest and dividend income is due primarily to a 9% growth in average earning assets. Growth in the Bank's average loan portfolio of 16%, partially offset by decreases in investment securities and FHLB stock, triggered the growth in average earning assets. The net growth in average earning assets was funded largely by increases in time deposits, money market and checking accounts, noninterest-bearing demand deposits, and short-term borrowings.

    Total interest expense during the first quarter of 2001 increased 16% to $25.9 million compared with $22.3 million for the same period a year ago. The increase in interest expense is primarily attributable to increases in average money market accounts, time deposits, short-term borrowings, and junior subordinated debentures, partially offset by decreases in average savings deposits and FHLB advances.

    Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 6 basis points to 3.95% for the first quarter of 2001, compared with 4.01% for the first quarter of 2000. The overall yield on average earning assets increased 20 basis points, to 8.28%, primarily due to marked increases in the average volume of single family residential, commercial real estate and commercial business loans. Similarly, the Company's overall cost of funds increased 54 basis points, to 5.06%, due primarily to higher rates paid on time deposits and FHLB advances.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31,
	2001			2000
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$13,421	$347	10.34%	$8,857	$164	7.36%
Taxable investment securities(2)(3)	491,105	7,882	6.42%	541,080	8,317	6.15%
Loans receivable(4)	1,865,120	40,892	8.77%	1,613,432	35,376	8.77%
FHLB stock	15,025	249	6.63%	28,005	384	5.48%

Total interest-earning assets	2,384,671	49,370	8.28%	2,191,374	44,241	8.08%

Noninterest-earning assets:
Cash and due from banks	52,063			50,979
Allowance for loan losses	(24,938)			(23,046)
Other assets	114,480			97,933

Total assets	$2,526,276			$2,317,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	129,656	527	1.63%	104,002	328	1.26%
Money market accounts	120,166	1,137	3.78%	92,177	625	2.71%
Savings deposits	204,255	787	1.54%	221,492	1,170	2.11%
Time deposits	1,327,269	19,201	5.79%	1,065,939	12,986	4.87%
Short-term borrowings	41,445	585	5.65%	11,003	175	6.36%
FHLB advances	199,111	3,042	6.11%	475,835	6,943	5.84%
Junior subordinated debt securities	20,750	572	11.03%	1,103	30	10.88%

Total interest-bearing liabilities	2,042,652	25,851	5.06%	1,971,551	22,257	4.52%

Noninterest-bearing liabilities
Demand deposits	251,332			176,613
Other liabilities	31,000			18,041
Stockholders' equity	201,292			151,035

Total liabilities and stockholders' equity	$2,526,276			$2,317,240

Interest rate spread			3.22%			3.56%

Net interest income and net interest margin		$23,519	3.95%		$21,984	4.01%

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

	Three Months Ended March 31, 2001 vs 2000
	Total Change	Changes Due to
		Volume(1)	Rates(1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$184	$103	$81
Taxable investment securities	(436)	(833)	397
Loans receivable, net	5,516	5,518	(2)
FHLB stock	(135)	(246)	111

Total interest and dividend income	$5,129	$4,542	$587

INTEREST-BEARING LIABILITIES:
Checking accounts	$199	$92	$107
Money market accounts	512	222	290
Savings deposits	(383)	(86)	(297)
Time deposits	6,214	3,522	2,692
Short-term borrowings	410	427	(17)
FHLB advances	(3,900)	(4,245)	345
Junior subordinated debt securities	542	542	—

Total interest expense	$3,594	$474	$3,120

CHANGE IN NET INTEREST INCOME	$1,535	$4,068	$(2,533)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

    The provision for loan losses amounted to $717 thousand for the first quarter of 2001 compared to $1.4 million for the same period in 2000. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended March 31,
	2001	2000
	(In millions)
Loan ancillary fees	$0.74	$0.53
Branch fees	1.27	1.22
Letters of credit fees and commissions	1.07	1.08
Net gain on sales of loans	0.33	—
Net gain on sales of investment securities available for sale	1.49	0.26
Net gain on trading securities	0.42	0.06
Net gain on sale of affordable housing investments	—	0.91
Amortization of negative intangibles	0.10	0.10
Other	0.99	0.23

Total	$6.41	$4.39

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

    Noninterest income increased 46% to $6.4 million during the three months ended March 31, 2001 primarily due to higher net gains on sales of available for sale securities which increased to $1.5 million for the first quarter of 2001, from $260 thousand for the same period in 2000. The Company also recorded $327 thousand in gains on sales of loans during the first quarter of 2001. There were no such gains recorded during the same period in 2000.

    Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees increased 40% to $741 thousand during the first quarter of 2001, primarily due to a significant increase in residential mortgage and commercial loan origination activity during the first three months of 2001 in comparison to the same period in 2000.

    Other contributions to noninterest income for the first three months of 2001 include $991 thousand in other operating income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Other operating income increased $756 thousand, or 322%, from the $235 thousand recorded during the first quarter of 2000. The increase in other operating income includes $244 thousand in insurance commissions and other insurance-related service fee income in connection with the acquisition of Risk Services, Inc. in August 2000. There were no such commissions and service fee income during the first quarter of 2000. In addition, the Company also recorded $237 thousand in revenues from equipment leased to third parties in connection with operating leases entered into by the Company since the first quarter of 2000. The Company had no operating leases during the first quarter of 2000.

    Partially offsetting these increases to noninterest income during the first quarter of 2001 is the absence of gains on sales of affordable housing investments, compared to $905 thousand in such gains recorded during the corresponding period in 2000.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended March 31,
	2001	2000
	(In millions)
Compensation and other employee benefits	$6.43	$4.59
Net occupancy	2.37	1.78
Amortization of positive intangibles	1.08	0.78
Amortization of affordable housing investments	1.07	0.96
Data processing	0.45	0.44
Deposit insurance premiums and regulatory assessments	0.13	0.10
Other real estate owned operations, net	0.02	0.03
Other	3.84	3.05

Total	$15.39	$11.73

Efficiency Ratio(1)	44%	38%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

    Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 31% to $15.4 million during the three months ended March 31, 2001. Compensation and employee benefits increased 40% to $6.4 million during the first quarter of 2001 primarily due to the acquisition of Prime Bank in mid-January 2001 and the Company's continued investment in its operating infrastructure, most notably in the lending area.

    Occupancy expenses increased 33% to $2.4 million during the first quarter of 2001. This primarily reflects two and a half months of operations for the Century City, California branch location of Prime Bank, additional depreciation from equipment under operating leases, and increased rent expense attributed to the Company's new Oakland, California branch location. These are overhead factors which were not present during the first quarter of 2000. Additionally, the impact of normal rent adjustments in existing leases further contributed to the rise in occupancy expenses.

    The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 38% to $1.1 million during the first quarter of 2001 primarily due to the acquisition of Prime Bank. Total goodwill of $5.6 million and deposit premium of $3.9 million were recorded by the Company for this transaction which are being amortized straight line over 15 and 7 years, respectively.

    The amortization of investments in affordable housing partnerships increased 10% to $1.1 million during the 2001 first quarter, compared with $965 thousand for the same period in 2000. The increase in amortization reflects the impact of $5.5 million in additional affordable housing investment purchases made during the latter half of March 2000, offset by two sale transactions totaling $9.3 million in February 2000 and September 2000.

    Deposit insurance premiums and regulatory assessments increased 40% to $134 thousand for the three months ended March 31, 2001, compared with $96 thousand for the same period in 2000. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") assessment rate to 1.96 basis points for the first quarter of 2001, from 2.12 basis points for the same period in 2000, deposit insurance premiums increased during the three months ended March 31, 2001 as a result of the significant growth in the Bank's assessable deposit base.

    Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 26% to $3.8 million during the three months ended March 31, 2001, compared with $3.0 million for the same period in 2000. The increase in other operating expenses is due primarily to the Company's continued expansion, which includes the recent acquisition of Prime Bank as well as its significant investment in its operating infrastructure.

    The Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), increased to 44% for the quarter ended March 31, 2001, compared to 38% for the corresponding period in 2000. The increase in efficiency ratio is primarily due to the acquisition of Prime Bank and the Company's continued investment in its operating infrastructure.

Provision for Income Taxes

    The provision for income taxes decreased 13% to $3.9 million for the first three months of 2001, compared with $4.5 million for the same period in 2000. Despite a 4% increase in pretax income during the first quarter of 2001, the provision for income taxes decreased primarily as a result of state tax benefits achieved through East West Securities Company, Inc., a regulated investment company formed and funded in July 2000. The Company offers no assurance as to the continued realization of state tax benefits through this regulated investment company in the foreseeable future. The provision for income taxes for the first quarter of 2001 also reflects the utilization of tax credits totaling $775 thousand, compared to $1.0 million utilized during the same period in 2000. The first quarter 2001 provision reflects an effective tax rate of 28.4%, compared with 34.2% for the first quarter of 2000.

Balance Sheet Analysis

    The Company's total assets increased $80.5 million, or 3%, to $2.57 billion, as of March 31, 2001, relative to total assets at December 31, 2000. The increase in total assets was due primarily to a $72.3 million growth in loans receivable and a $47.6 million increase in cash and due from banks, partially offset by a decrease in investment securities available for sale of $48.5 million. The increase in total assets was funded by increases of $266.4 million in deposits and $7.0 million in short-term borrowings, partially offset by decreases in FHLB advances of $209.0 million.

Investment Securities Available for Sale

    Total investment securities available for sale decreased 10% to $439.8 million as of March 31, 2001, compared to total available for sale investment securities of $488.3 million at December 31, 2000. Investment securities with a net carrying value of $37.0 million were acquired from Prime Bank during the first quarter of 2001, substantially all of which were sold during the same period. Total repayments and proceeds from sales of available for sale securities amounted to $16.5 million and $77.0 million, respectively, during the quarter ended March 31, 2001. Proceeds from repayments and sales were applied towards the repayment of FHLB advances as well as funding a portion of the loan originations made during the quarter. The Bank recorded net gains totaling $1.5 million on sales of available for sale securities during the three months ended March 31, 2001, compared with $260 thousand during the three months ended March 31, 2000.

    The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 2001 and December 31, 2000:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of March 31, 2001:
U.S. Treasury securities	$3,305	$80	$—	$3,385
U.S. Government agency securities	69,635	5	(3,480)	66,160
Obligations of states and political subdivisions	200	4	(2)	202
Mortgage-backed securities	344,651	918	(1,781)	343,788
Corporate securities	26,425	9	(872)	25,562
Mutual Fund	707	10		717

Total investment securities available for sale	$444,923	$1,026	$(6,135)	$439,814

As of December 31, 2000:
U.S. Treasury securities	$8,310	$119	$—	$8,429
U.S. Government agency securities	72,290	—	(4,908)	67,382
Obligations of states and political subdivisions	200	1	—	201
Mortgage-backed securities	390,592	99	(6,013)	384,678
Corporate securities	28,904	—	(1,304)	27,600

Total investment securities available for sale	$500,296	$219	$(12,225)	$488,290

Loans

    Net loans receivable increased $72.3 million, or 4% to $1.86 billion at March 31, 2001. Excluding the $43.3 million of net loans acquired from Prime Bank, organic loan growth during the first quarter of 2001 amounted to $28.9 million, or 2%, compared to year-end 2000 levels. The increase in loans was funded primarily through deposit growth and through repayments and sales of investment securities available for sale.

    The growth in loans, excluding loans acquired from Prime Bank, is comprised primarily of increases in multifamily loans of $6.9 million or 2%, commercial real estate loans of $58.6 million or 9%, construction loans of $4.8 million or 4%, and consumer loans, including home equity lines of credit, of $6.6 million or 16%. Partially offsetting the growth in these loan categories was a decrease in single family loans of $35.5 million or 11% and commercial business loans, including trade finance products, of $12.8 million or 4%. The decrease in single family loans was primarily due to loan sales of $38.7 million and FNMA securitizations totaling $13.3 million during the first quarter of 2001. The decrease in commercial business loans is primarily due to loan payoffs and reduced usage of commercial and trade finance lines.

    The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2001		December 31, 2000		March 31, 2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$306,056	16.2%	$334,775	18.5%	$296,963	17.9%
Residential, multifamily	330,386	17.5%	323,469	17.8%	305,418	18.4%
Commercial and industrial real estate	714,385	37.8%	640,713	35.3%	613,186	36.9%
Construction	132,994	7.0%	118,241	6.5%	135,311	8.2%

Total real estate loans	1,483,821	78.6%	1,417,198	78.1%	1,350,878	81.4%

Other loans:
Business, commercial	348,669	18.5%	350,282	19.3%	276,676	16.7%
Automobile	7,265	0.4%	6,409	0.4%	5,645	0.3%
Other consumer	48,335	2.6%	40,547	2.2%	26,690	1.6%

Total other loans	404,269	21.4%	397,238	21.9%	309,011	18.6%

Total gross loans	1,888,090	100.0%	1,814,436	100.0%	1,659,889	100.0%

Unearned fees, premiums and discounts, net	(290)		(600)		(351)
Allowance for loan losses	(25,556)		(23,848)		(24,012)

Loan receivable, net	$1,862,244		$1,789,988		$1,635,526

Nonperforming Assets

    Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.27% and 0.30% at March 31, 2001 and December 31, 2000, respectively. Nonaccrual loans, which include loans 90 days or more past due, totaled $2.9 million at March 31, 2001, compared with $3.7 million at year-end 2000. Loans totaling $515 thousand were placed on nonaccrual status during the first quarter of 2001. These additions to nonaccrual loans were offset by $78 thousand in payoffs, $481 thousand in chargeoffs, and $709 thousand in loans brought current. Additions to nonaccrual loans during the first quarter of 2001 were comprised of a $346 thousand residential single family loan, a $130 thousand residential multifamily loan, and a $39 thousand trade finance loan.

    Accruing loans past due 90 days or more, comprised of a matured commercial real estate loan and a matured trade finance loan in the process of being renewed, totaled $1.1 million at March 31, 2001. There were no accruing loans past due 90 days or more at December 31, 2000.

    Restructured loans and loans that have had their original terms modified totaled $2.9 million at March 31, 2001, compared with $3.0 million at year-end 2000. The decrease in restructured loans is due to payments received during the first quarter of 2001.

    Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $87 thousand and $801 thousand at March 31, 2001 and December 31, 2000, respectively. There were no additions to OREO during the first quarter of 2001. One single family residential OREO property was sold during the three months ended March 31, 2001 at a gain of $13 thousand.

    The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
	(Dollars in thousands)
Nonaccrual loans	$2,878	$3,652	$5,827	$7,664	$10,426
Loans past due 90 days or more but not on nonaccrual	1,067	—	—	—	—

Total nonperforming loans	3,945	3,652	5,827	7,664	10,426

Restructured loans	2,902	2,972	4,119	4,142	4,113
Other real estate owned, net	87	801	929	830	888

Total nonperforming assets	$6,934	$7,425	$10,875	$12,636	$15,427

Total nonperforming assets to total assets	0.27%	0.30%	0.46%	0.54%	0.66%
Allowance for loan losses to nonperforming loans	647.81%	653.01%	423.53%	320.72%	230.31%
Nonperforming loans to total gross loans	0.21%	0.20%	0.34%	0.46%	0.63%

    The Company evaluates impairment of loans according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.

    At March 31, 2001, the Bank had classified $11.6 million of its loans as impaired, compared with $12.4 million at December 31, 2000. Specific reserves on impaired loans totaled $125 thousand at March 31, 2001 and $1.3 million at December 31, 2000. The Bank's average recorded investment in impaired loans for the three months ended March 31, 2001 and 2000 were $11.7 million and $19.5 million, respectively. During the three months ended March 31, 2001 and 2000, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $325 thousand and $495 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $241 thousand and $263 thousand, respectively.

Allowance for Loan Losses

    Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at March 31, 2001, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

    The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At March 31, 2001, the allowance for loan losses amounted to $25.6 million, or 1.35% of total loans, compared with $23.8 million, or 1.31% of total loans, at December 31, 2000, and $24.0 million, or 1.45% of total loans, at March 31, 2000. The $1.7 million increase in the allowance for loan losses at March 31, 2001, from year-end 2000, is comprised of $1.6 million in allowance for losses acquired from

Prime Bank, $717 thousand in additional loss provisions, and $559 thousand in net chargeoffs recorded during the period.

    The provision for loan losses of $717 thousand for the first quarter of 2001 represents a 49% decrease from the $1.4 million in loss provisions recorded during the first quarter of 2000. First quarter 2001 net chargeoffs amounting to $559 thousand represent 0.12% of average loans outstanding for the three months ended March 31, 2001. This compares to net chargeoffs of $488 thousand, or 0.12% of average loans outstanding for the same period in 2000. The Bank continues to record loss provisions to compensate for both the continued growth of the Bank's loan portfolio, which grew 4% during the first quarter of 2001, and the changing composition of the overall loan portfolio, reflecting a shift toward commercial real estate and commercial business loans. At March 31, 2001, the combined volume of commercial real estate and commercial business loans represented approximately 56% of the total loan portfolio, compared to 55% at December 31, 2000 and 54% at March 31, 2000.

    The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)
Allowance balance, beginning of period	$23,848	$20,844
Allowance from acquisition	1,550	2,256
Provision for loan losses	717	1,400
Charge-offs:
1-4 family residential real estate	—	—
Multifamily real estate	—	—
Commercial and industrial real estate	—	3
Business, commercial	724	752
Automobile	—	—
Other	—	—

Total charge-offs	724	755

Recoveries:
1-4 family residential real estate	—	201
Multifamily real estate	—	7
Commercial and industrial real estate	—	—
Business, commercial	165	54
Automobile	—	2
Other	—	3

Total recoveries	165	267

Net charge-offs	559	488

Allowance balance, end of period	$25,556	$24,012
Average loans outstanding	$1,865,120	$1,613,432
Total gross loans outstanding, end of period	$1,888,090	$1,659,889
Annualized net charge-offs to average loans	0.12%	0.12%
Allowance for loan losses to total gross loans	1.35%	1.45%

    The Bank's total allowance for loan losses is comprised of two components—allocated and unallocated. The Bank utilizes several methodologies to determine the allocated portion of the allowance and to test overall adequacy. The two primary methodologies, the classification migration model and the individual loan review analysis methodology, provide the basis for determining allocations between the various loan categories as well as the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses.

    The classification migration model calculates loss factors by utilizing net losses incurred by the Bank during the preceding five years in conjunction with current internal asset classifications. The model calculates loss factors for every classification category (i.e. pass, special mention, substandard and doubtful) for each loan type, except consumer loans which are analyzed as a homogeneous pool. These calculated loss factors are applied to loan balances. While the amount of losses actually observed in the current period can vary significantly from estimated amounts derived from the model, the loss migration model is designed to be self-correcting by taking into account the Bank's recent loss experience. In addition, minimum loss rates, based on regulatory guidelines, are also utilized by management to compensate for the lack of historical loss information on certain loan types and to reduce differences between estimated and actual observed losses. Specific allowances are established for loans where management believes that the probability of loss is in excess of the amount determined by the application of the migration model. These specific allowances for individual loans are incorporated into the migration model to determine the overall allowance requirement.

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

    The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2001		December 31, 2000		March 31, 2000
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$126	16.2	$142	18.5	$326	17.9
Multifamily real estate	1,786	17.5	1,768	17.8	2,586	18.4
Commercial and industrial real estate	4,485	37.8	4,472	35.3	3,763	36.9
Construction	2,962	7.0	2,370	6.5	2,517	8.2
Business, commercial	11,066	18.5	10,461	19.3	10,986	16.7
Automobile	24	0.4	23	0.4	28	0.3
Consumer and other	21	2.6	21	2.2	24	1.6
Other risks	5,086	—	4,591	—	3,782	—

Total	$25,556	100.0	$23,848	100.0	$24,012	100.0

    Allocated reserves on single family loans decreased $16 thousand, or 11%, to $126 thousand at March 31, 2001 primarily due to a 9% decrease in the volume of loans in this loan category since year-end 2000. Further, the loss factor for single family loans that are not classified (i.e. rated "pass") declined to 2 basis points at March 31, 2001 compared to 3 basis points at December 31, 2000. At March 31, 2001, approximately 99% of the loans within this category were rated "pass."

    Allocated reserves on multifamily loans increased $18 thousand, or 1%, to $1.8 million as of March 31, 2001 primarily due to a 2% increase in the volume of loans in this loan category from year-end 2000 levels.

    Despite a 12% increase in the volume of commercial real estate loans at March 31, 2001 from year-end 2000 levels, allocated loss reserves on these loans increased less than 1% from December 31, 2000. This is primarily due to the reversal of a $350 thousand specific allocation on a commercial real estate loan that paid off in April 2001. There were no specific allocations on commercial real estate loans at March 31, 2001.

    Allocated reserves on construction loans increased $592 thousand, or 25%, to $3.0 million at March 31, 2001 primarily due to an increase in criticized (i.e. rated "special mention") and classified loans (i.e. rated "substandard" or "doubtful") relative to December 31, 2000. Construction loans rated special mention totaled $15.0 million at March 31, 2001, compared to $7.2 million at December 31, 2000. Special mention loans in this category are subject to a minimum loss rate of 5.0%. Further, total substandard construction loans, which are subject to a minimum loss rate of 20.0%, increased to $600 thousand at March 31, 2001. There were no substandard construction loans at December 31, 2000.

    Similarly, allocated reserves on commercial business loans increased $605 thousand, or 6%, to $11.1 million at March 31, 2001 primarily due to an increase in criticized and classified loans in this category. Commercial business loans rated special mention, which are subject to a 5.0% minimum loss rate, totaled $46.5 million at March 31, 2001, compared to $41.3 million at December 31, 2000. Substandard commercial business loans totaled $10.3 million at March 31, 2001, compared to $8.2 million at December 31, 2000. Substandard loans in this category are subject to a minimum loss rate of 25.0%.

    The allowance for loan losses of $25.6 million at March 31, 2001 exceeded the Bank's allocated allowance by $5.1 million, or 20% of the total allowance. This compares to an unallocated allowance of $4.6 million, or 19%, as of December 31, 2000. The $5.1 million unallocated allowance at March 31, 2001 is comprised of three elements. First, the Bank has set aside $2.0 million, or approximately 10% of the allocated allowance amount of $20.5 million at March 31, 2001, to compensate for the estimation risk associated with the classification migration and individual loan review analysis methodologies. The second element, which accounts for approximately $1.4 million of the unallocated allowance, has been established for the foreign transaction risk associated with credit lines totaling $86.5 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.5% to 5.0% of the total credit facility, have been assigned to absorb the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which range from BBB to AA. The third and final element, which accounts for approximately $1.0 million of the unallocated allowance, represents a 5% economic risk factor to compensate for the recent slowing of the national economy, as evidenced by rising unemployment rates and energy costs, eroding consumer confidence, and substantial shortfalls in sales and earnings. Management of the Bank has deemed it prudent to set aside a portion of the unallocated allowance to compensate for this current economic risk.

Deposits

    Deposits increased $266.4 million, or 14%, to $2.21 billion at March 31, 2001. The increase in deposits reflects $98.1 million in deposits acquired from Prime Bank in January 2001. Excluding this transaction, internal deposit growth amounted to $168.3 million, or 9%, over December 31, 2000. This internal deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $57.7 million, or 29%, interest-bearing checking accounts of $36.6 million, or 33%, and time deposits of $75.7 million, or 6%. The increases can be attributed to continued momentum from various promotions associated with the Chinese New Year holiday, as well as carryover benefits from the Prime Bank acquisition.

    Included in time deposits at March 31, 2001 are $123.9 million of brokered deposits, compared with $154.5 million as of December 31, 2000. The decrease of $30.6 million reflects the replacement of brokered deposits with the increasing volume of commercial and retail deposit accounts.

    Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits.

Borrowings

    The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase increased to $45.0 million at March 31, 2001, compared to $38.0 million at December 31, 2000. At March 31, 2001, the balance of short-term borrowings consisted entirely of federal funds purchased. The increase in short-term borrowings during the three months ended March 31, 2001 was primarily due to partial repayments of FHLB advances.

    FHLB advances decreased 78% to $59.0 million as of March 31, 2001, a decrease of $209.0 million from December 31, 2000. The decrease in FHLB advances resulted primarily from the application of sales proceeds on investment securities and loans receivable to partially pay down outstanding advances. Cash acquired from Prime Bank, runoffs on investment securities available for sale and utilization of short-term borrowings as an alternate source of funding further contributed to the decrease in FHLB advances during the quarter.

Capital Resources

    The primary source of capital for the Company is the retention of net after tax earnings. At March 31, 2001, stockholders' equity totaled $207.6 million, a 12% increase from $186.1 million as of December 31, 2000. The increase is due primarily to: (1) net income of $9.8 million during the first quarter of 2001; (2) net issuance of common stock totaling $1.9 million, representing 184,835 shares, from the exercise of stock options and stock warrants; (3) net issuance of common stock totaling $12.3 million, representing 512,707 shares, in connection with the acquisition of Prime Bank; (4) stock compensation costs amounting to $117 thousand related to the Company's Restricted Stock Award Program; (5) tax benefits of $1.0 million resulting from the exercise of nonqualified stock options; and (6) a decrease of $4.2 million in unrealized losses on available-for-sale securities. These transactions were offset by (i) repurchases of $7.1 million or 306,397 shares of common stock in connection with the Company's stock repurchase programs, and to a much lesser degree, from forfeitures of restricted stock awards; and (ii) payment of first quarter 2001 cash dividends totaling $695 thousand.

    Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At March 31, 2001, the Bank's Tier 1 and total capital ratios were 9.3% and 10.5%, respectively, compared to 9.5% and 10.7%, respectively, at December 31, 2000.

    The following table compares the Company's and the Bank's actual capital ratios at March 31, 2001, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.8%	10.5%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.6%	9.3%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	7.6%	7.7%	4.0%	5.0%

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

    During the three months ended March 31, 2001 and 2000, the Company experienced net cash inflows of $19.0 million and $12.4 million, respectively, from operating activities. The increase in net cash inflows from operating activities for the first quarter of 2001 was primarily due to proceeds from the sale of securitized loans, while growth in interest income on loans and investment securities can be attributed for the increase in operating cash inflows for the same period in 2000. Net cash inflows from investing activities totaled $73.2 million for the three months ended March 31, 2001 which can be attributed to net proceeds from the sale of investment securities available for sale and loans receivable, as well as cash acquired through the purchase of Prime Bank in January 2001. For the first quarter of 2000, net cash outflows from investing activities totaled $164.5 million primarily due to the growth in the Bank's loan portfolio. The Company experienced net cash outflows from financing activities of $39.6 million for the first quarter of 2001 primarily due to the partial repayment of FHLB advances while growth in deposits and short-term borrowings largely accounted for net cash inflows from financing activities of $153.6 million during the first quarter of 2000.

    As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At March 31, 2001, the Bank's available borrowing capacity includes approximately $54.3 million in repurchase arrangements, $47.0 million in federal funds line facilities, and $249.2 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At March 31, 2001, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

    The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2001, total dividends paid by the Bank to East West Bancorp, Inc. totaled $8.2 million, compared with $881thousand for the same period in 2000. As of March 31, 2001, approximately $46.1 million of undivided profits of the Bank were available for dividends to the Company.

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

    The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2001 and December 31, 2000, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	March 31, 2001	December 31, 2000	March 31, 2001	December 31, 2000
+200	8.6%	7.4%	(6.4)%	(10.7)%
+100	5.2%	4.6%	(2.2)%	(5.0)%
-100	(4.9)%	(4.6)%	0.1%	2.1%
-200	(10.0)%	(9.2)%	(3.0)%	(0.8)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

    All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2001 and December 31, 2000. At March 31, 2001 and December 31, 2000, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

    The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of March 31, 2001 and December 31, 2000. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	2001		2002	2003	2004	2005	After 2006	Total	Fair Value at March 31, 2001
	(Dollars in thousands)
At March 31, 2001:
Assets:
Short-term investments		$9,500	$—	$—	$—	$—	$—	$9,500	$9,500
Weighted average rate		5.63%	—%	—%	—%	—%	—%	5.63%
Investment securities available-for-sale (fixed rate)		$35,742	$34,203	$26,675	$20,274	$17,249	$90,765	$224,908	$222,174
Weighted average rate		6.18%	6.19%	6.17%	6.21%	6.21%	6.20%	6.19%
Investment securities available-for-sale (variable rate)		$220,015	$—	$—	$—	$—	$—	$220,015	$217,640
Weighted average rate		6.16%	—%	—%	—%	—%	—%	6.16%
Total gross loans		$1,517,906	$149,452	$106,025	$53,604	$30,715	$30,388	$1,888,090	$1,893,480
Weighted average rate		8.42%	8.16%	8.48%	8.05%	8.15%	8.13%	8.36%
Liabilities:
Checking accounts		$151,302	$—	$—	$—	$—	$—	$151,302	$151,302
Weighted average rate		1.75%	—%	—%	—%	—%	—%	1.75%
Money market accounts		$142,272	$—	$—	$—	$—	$—	$142,272	$142,272
Weighted average rate		3.41%	—%	—%	—%	—%	—%	3.41%
Savings deposits		$212,810	$—	$—	$—	$—	$—	$212,810	$212,810
Weighted average rate		1.46%	—%	—%	—%	—%	—%	1.46%
Time deposits		$1,291,126	$64,789	$7,410	$1,686	$1,905	$14,904	$1,381,820	$1,385,171
Weighted average rate		5.55%	5.88%	5.95%	5.19%	6.07%	7.00%	5.58%
Short-term borrowings		$45,000	$—	$—	$—	$—	$—	$45,000	$44,997
Weighted average rate		4.94%	—%	—%	—%	—%	—%	4.94%
FHLB advances		$35,000	$10,000	$14,000	$—	$—	$—	$59,000	$59,602
Weighted average rate		6.21%	6.33%	5.94%	—%	—%	—%	6.17%
Junior subordinated debt securities	$		$—	$—	$—	$—	$20,750	$20,750	$25,284
Weighted average rate		—%	—%	—%	—%	—%	10.91%	10.91%

	Expected Maturity or Repricing Date by Year
	2001	2002	2003	2004	2005	After 2006	Total	Fair Value at December 31, 2001
	(Dollars in thousands)
At December 31, 2000:
Assets:
Short-term investments	$4,500	$—	$—	$—	$—	$—	$4,500	$4,500
Weighted average rate	6.50%	—%	—%	—%	—%	—%	6.50%
Investment securities available-for-sale (fixed rate)	$45,424	$47,364	$33,865	$25,084	$21,014	$101,436	$274,187	$267,050
Weighted average rate	6.12%	6.17%	6.11%	6.15%	6.15%	6.19%	6.16%
Investment securities available-for-sale (variable rate)	$226,109	$—	$—	$—	$—	$—	$226,109	$221,240
Weighted average rate	7.09%	—%	—%	—%	—%	—%	7.09%
Total gross loans	$1,456,775	$139,424	$106,963	$48,110	$26,958	$36,206	$1,814,436	$1,812,765
Weighted average rate	9.17%	8.18%	8.51%	8.13%	8.31%	8.10%	8.98%
Liabilities:
Checking accounts	$111,228	$—	$—	$—	$—	$—	$111,228	$111,228
Weighted average rate	1.39%	—%	—%	—%	—%	—%	1.39%
Money market accounts	$122,079	$—	$—	$—	$—	$—	$122,079	$122,079
Weighted average rate	4.19%	—%	—%	—%	—%	—%	4.19%
Savings deposits	$212,411	$—	$—	$—	$—	$—	$212,411	$212,411
Weighted average rate	2.05%	—%	—%	—%	—%	—%	2.05%
Time deposits	$1,207,804	$53,043	$6,505	$1,737	$2,389	$29,910	$1,301,388	$1,299,899
Weighted average rate	5.84%	5.99%	5.94%	5.27%	6.09%	7.00%	5.87%
Short-term borrowings	$38,000	$—	$—	$—	$—	$—	$38,000	$38,013
Weighted average rate	6.60%	—%	—%	—%	—%	—%	6.60%
FHLB advances	$244,000	$10,000	$14,000	$—	$—	$—	$268,000	$268,074
Weighted average rate	6.53%	6.33%	5.94%	—%	—%	—%	6.49%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$22,797
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

    The Bank has entered into interest rate swap agreements for the purpose of converting fixed rate brokered certificates of deposits to floating rate liabilities. The gross notional amount of interest rate swaps agreements totaled $15.0 million and $30.0 million as of March 31, 2001 and December 31, 2000, respectively. The Bank adopted SFAS No. 133 effective January 1, 2001. The adoption of this standard resulted in a cumulative pre-tax reduction to earnings of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of the interest rate swap agreements. Pursuant to the adoption of SFAS No. 133, the Company records these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings.

    The Bank has also entered into interest rate cap agreements which are primarily linked to the three-month LIBOR. Prior to October 1, 1999, the Bank used interest rate caps for purposes of hedging against market fluctuations in the Bank's available-for-sale securities portfolio. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, the Bank ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio, effective October 1, 1999. The Bank continues to record these interest rate caps at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders'

equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of these interest rate cap agreements.

    The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of March 31, 2001 and December 31, 2000. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

	Expected Maturity
	2001	2002	2003	2004	After 2004	Total	Unrealized Gain (Loss)	Average Expected Maturity
	(Dollars in thousands)
At March 31, 2001:
Interest rate swap agreements:
Notional amount	$—	$—	$—	$—	$15,000	$15,000	$—	8.4 Years
Weighted average receive rate	—%	—%	—%	—%	7.00%	7.00%
Weighted average pay rate	—%	—%	—%	—%	6.38%	6.38%
Interest rate cap agreements:
Notional amount	$18,000	$18,000	$—	$—	$—	$36,000	$—	0.8 Years
Libor cap rate	6.50%	7.00%	—%	—%	—%	6.75%
At December 31, 2000:
Interest rate swap agreements:
Notional amount	$—	$—	$—	$—	$30,000	$30,000	$(149)	8.6 Years
Weighted average receive rate	—%	—%	—%	—%	7.00%	7.00%
Weighted average pay rate	—%	—%	—%	—%	6.61%	6.61%
Interest rate cap agreements:
Notional amount	$18,000	$18,000	$—	$—	$—	$36,000	$—	1.1 Years
Libor cap rate	6.50%	7.00%	—%	—%	—%	6.75%

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

    For quantitative and qualitative disclosures regarding market risks in the Bank's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

PART II—OTHER INFORMATION

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
None

    All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

(b)
Reports on Form 8-K

    The Company filed no reports on Form 8-K during the first quarter of 2001.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST WEST BANCORP, INC. (Registrant)
Dated: May 15, 2001	By	/s/ JULIA GOUW JULIA GOUW Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. ITEM EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE