Form 10-Q
period 2001-06-30
EAST WEST BANCORP INC
filed 2001-08-13
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
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
 Common Stock, $0.001 Par Value
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of common stock of the registrant outstanding as of July 31, 2001: 23,087,060 shares

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$181,003	$63,048
Certificate of deposit	100	—
Investment securities available for sale, at fair value (with amortized cost of $362,629 in 2001 and $500,296 in 2000)	357,464	488,290
Loans receivable, net of allowance for loan losses of $25,827 in 2001 and $23,848 in 2000 (Note 5)	1,948,281	1,789,988
Investment in Federal Home Loan Bank stock, at cost	8,707	14,845
Other real estate owned	87	801
Investments in affordable housing partnerships	20,642	19,676
Premises and equipment, net	27,622	26,630
Premiums on deposits acquired, net	10,266	7,696
Excess of purchase price over fair value of net assets acquired, net	20,429	16,497
Accrued interest receivable and other assets	51,920	47,993
Deferred tax assets	3,230	10,507

TOTAL	$2,629,751	$2,485,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$378,805	$201,456
Interest-bearing	1,913,711	1,747,106

Total deposits	2,292,516	1,948,562
Short-term borrowings	7,000	38,000
Federal Home Loan Bank advances	69,000	268,000
Notes payable	900	—
Accrued expenses and other liabilities	20,990	22,897
Junior subordinated debt securities	20,750	20,750

Total liabilities	2,411,156	2,298,209

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE PRICE, NET	1,405	1,613
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—25,240,228 shares and 24,508,331 shares in 2001 and 2000, respectively
Outstanding—23,085,090 shares and 22,660,590 shares in 2001 and 2000, respectively	25	25
Additional paid in capital	133,728	118,039
Retained earnings	117,878	99,764
Deferred compensation	(1,161)	(1,344)
Treasury stock, at cost: 2,155,138 shares in 2001 and 1,847,741 shares in 2000	(30,132)	(23,060)
Accumulated other comprehensive loss, net of tax	(3,148)	(7,275)

Total stockholders' equity	217,190	186,149

TOTAL	$2,629,751	$2,485,971

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$39,581	$37,667	$80,473	$73,043
Investment securities available for sale	5,901	7,824	13,783	16,141
Short-term investments	889	45	1,236	209
Federal Home Loan Bank stock	175	584	424	968

Total interest and dividend income	46,546	46,120	95,916	90,361

INTEREST EXPENSE
Customer deposit accounts	20,194	17,709	41,846	32,819
Short-term borrowings	422	595	1,007	770
Federal Home Loan Bank advances	904	5,174	3,946	12,116
Junior subordinated debt securities	566	291	1,138	321

Total interest expense	22,086	23,769	47,937	46,026

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,460	22,351	47,979	44,335
PROVISION FOR LOAN LOSSES	1,500	1,400	2,217	2,800

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,960	20,951	45,762	41,535

NONINTEREST INCOME
Loan fees	1,139	430	1,880	958
Branch fees	1,344	1,260	2,612	2,476
Letters of credit fees and commissions	1,017	1,080	2,088	2,162
Net gain on sales of loans	423	—	750	—
Net gain on sales of investment securities available for sale	166	—	1,658	261
Net gain (loss) on trading securities	—	(14)	414	48
Net gain on sales of affordable housing partnerships	—	—	—	905
Amortization of fair value of net assets acquired in excess of purchase price	104	104	208	208
Other operating income	936	609	1,927	844

Total noninterest income	5,129	3,469	11,537	7,862

NONINTEREST EXPENSE
Compensation and employee benefits	5,871	5,078	12,296	9,671
Net occupancy	2,406	1,926	4,774	3,706
Data processing	433	479	889	921
Amortization of premiums on deposits acquired and excess of purchase price over fair value of net assets acquired	993	842	2,069	1,622
Amortization of investments in affordable housing partnerships	968	991	2,034	1,956
Deposit insurance premiums and regulatory assessments	132	124	266	220
Other real estate owned operations, net	9	(37)	33	(7)
Other operating expenses	4,091	2,774	7,935	5,822

Total noninterest expense	14,903	12,177	30,296	23,911

INCOME BEFORE PROVISION FOR INCOME TAXES	13,186	12,243	27,003	25,486
PROVISION FOR INCOME TAXES	3,497	3,879	7,416	8,409

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,689	8,364	19,587	17,077
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	(87)	—

NET INCOME	$9,689	$8,364	$19,500	$17,077

BASIC EARNINGS PER SHARE, BEFORE AND AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.42	$0.37	$0.85	$0.76
DILUTED EARNINGS PER SHARE, BEFORE AND AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.41	$0.37	$0.81	$0.75
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	22,828	22,363	23,019	22,347
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	23,823	22,822	24,049	22,752

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Gain (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2000	$24	$111,306	$67,001	$(863)	$(14,659)	$(12,729)		$150,080
Comprehensive income
Net income for the year			35,467				$35,467	35,467
Net unrealized gain on securities						5,454	5,454	5,454

Comprehensive income							$40,921

Stock compensation cost		16		405				421
Tax benefit from option exercise		55						55
Issuance of 16,444 shares under Stock Option Plan		164						164
Issuance of 1,500 shares under Restricted Stock Plan		18		(18)				—
Issuance of 53,584 shares under Employee Stock Purchase Plan		496						496
Issuance of 424,781 shares under Stock Warrants Plan	1	4,247						4,248
Issuance of 103,291shares for acquisition of Risk Services, Inc.		1,737		(868)				869
Purchase of 361,878 shares of treasury stock					(8,401)			(8,401)
Dividends paid on common stock			(2,704)					(2,704)

BALANCE, DECEMBER 31, 2000	$25	$118,039	$99,764	$(1,344)	$(23,060)	$(7,275)		$186,149
Comprehensive income
Net income for the period			19,500				$19,500	19,500
Net unrealized gain on securities						4,127	4,127	4,127

Comprehensive income							$23,627

Stock compensation cost		22		183				205
Tax benefit from option exercise		1,097						1,097
Issuance of 186,673 shares under Stock Option Plan		1,871						1,871
Issuance of 18,631 shares under Employee Stock Purchase Plan		300						300
Issuance of 13,886 shares under Stock Warrants Plan		139						139
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Purchase of 307,397 shares of treasury stock					(7,072)			(7,072)
Dividends paid on common stock			(1,386)					(1,386)

BALANCE, JUNE 30, 2001	$25	$133,728	$117,878	$(1,161)	$(30,132)	$(3,148)		$217,190

	Six Months Ended June 30, 2001	Year Ended December 31, 2000
	(In thousands)

Disclosure of reclassification amount:
Unrealized holding gain arising during period, net of tax expense of $3,414 in 2001 and $3,685 in 2000	$5,122	$5,528
Less: Reclassification adjustment for gain included in net income, net of tax expense of $663 in 2001 and $49 in 2000	(995)	(74)

Net unrealized gain on securities, net of tax expense of $2,751 in 2001 and $3,636 in 2000	$4,127	$5,454

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,500	$17,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,982	4,263
Net loan fees deferred	298	350
Stock compensation costs	205	228
Deferred tax provision (benefit)	959	(1,710)
Provision for loan losses	2,217	2,800
Provision for other real estate owned losses	33	—
Net gain on sales of investment securities, loans and other assets	(2,712)	(1,249)
Net gain on trading securities	(414)	(48)
Federal Home Loan Bank stock dividends	(523)	(962)
Proceeds from sale of securitized loans	13,603	—
Proceeds from sale of loans held for sale	21,347	6,157
Originations of loans held for sale	(31,801)	(6,078)
Net change in accrued interest receivable and other assets, net of effects from purchases of American International Bank in 2000 and Prime Bank in 2001	808	(7,552)
Net change in accrued expenses and other liabilities, net of effects from purchases of American International Bank in 2000 and Prime Bank in 2001	(831)	990

Total adjustments	8,171	(2,811)

Net cash provided by operating activities	27,671	14,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Net paydown in loans	(81,685)	(46,600)
Purchases of:
Interest bearing deposits in banks	—	(100)
Investment securities available for sale	(29,972)	(94,957)
Loans receivable	(104,769)	(126,693)
Federal Home Loan Bank stock	—	(1,326)
Investments in affordable housing partnerships	(3,000)	(5,544)
Premises and equipment	(2,321)	(6,262)
Proceeds from sale of:
Investment securities available for sale	134,955	64,639
Loans receivable	67,521	—
Other real estate owned	694	47
Investments in affordable housing partnerships	—	6,948
Premises and equipment	754	—
Repayments, maturity and redemption of investment securities available for sale	71,315	35,249
Redemption of Federal Home Loan Bank stock	6,661	7,908
Repayments on foreclosed properties	—	13
Payment for purchase of First Central Bank, net of cash received		(369)
Payment for purchase of American International Bank, net of cash received	—	(25,218)
Cash acquired from purchase of Prime Bank, net of cash paid	20,398	—

Net cash provided by (used in) investing activities	80,551	(192,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	245,881	312,550
Net increase (decrease) in short-term borrowings	(31,000)	37,400
Proceeds from Federal Home Loan Bank advances	2,834,500	11,910,400
Repayment of Federal Home Loan Bank advances	(3,033,500)	(12,081,900)
Proceeds from issuance of junior subordinated debt securities	—	10,750
Repayment of notes payable on affordable housing investments	—	(1,250)
Proceeds from common stock options exercised	1,871	322
Proceeds from stock warrants exercised	139	—
Proceeds from employee stock purchase plan	300	—
Repurchases of common stock	—	(75)
Purchase and retirement of common stock	(7,072)	—
Dividends paid on common stock	(1,386)	(1,347)

Net cash provided by financing activities	9,733	186,850

NET INCREASE IN CASH AND CASH EQUIVALENTS	117,955	8,851
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,048	43,497

CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,003	$52,348

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$50,637	$46,198
Income tax payments, net	1,539	10,729
Noncash investing and financing activities:
Other real estate acquired through foreclosure	—	311
Loans exchanged for mortgage-backed securities	13,302	—
Real Estate investment financed through notes payable	900	—
Issuance of common stock in connection with the acquisition of Prime Bank	12,260	—

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, East West Bank and subsidiaries (the "Bank") and Risk Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

    The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended June 30, 2001 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10K for the year ended December 31, 2000.

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

    The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were hedged against fixed rate brokered certificates of deposit totaling $30.0 million. Pursuant to the adoption of SFAS No. 133, the Company records these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings. For the six months ended June 30, 2001, the total amount of net gains recorded in current earnings amounted to $215 thousand. No interest rate swap agreements were outstanding at June 30, 2001.

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

    At June 30, 2001, the Company also has outstanding warrants to purchase common stock of various companies. The warrants were received by the Company in connection with certain lending relationships. The fair value of the warrants, if any, are not deemed to be material at June 30, 2001.

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

5.  LOANS HELD FOR SALE

    Loans held for sale were $11.2 million and $1.1 million at June 30, 2001 and December 31, 2000, respectively. Loans held for sale are recorded at the lower of cost or market.

6.  COMMITMENTS AND CONTINGENCIES

    Credit Extensions—In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. As of June 30, 2001, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $378.4 million, $174.3 million, and $98.9 million, respectively.

    Litigation—The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.

    Regulated Investment Company—The Company realizes state tax benefits through East West Securities Company, Inc., a regulated investment company formed and funded in July 2000. The continued realization of state tax benefits through this entity is dependent on its continuing qualification as a registered investment company under the Investment Company Act of 1940, as amended.

7.  STOCKHOLDERS' EQUITY

    Earnings Per Share—The actual number of shares outstanding at June 30, 2001, was 23,085,090. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

    The following tables set forth the Company's earnings per share calculations for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,
	2001			2000
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$9,689	22,828	$0.42	$8,364	22,363	$0.37
Effect of dilutive securities:
Stock options	—	927		—	338
Restricted stock	—	48		—	28
Stock warrants	—	20		—	93

Dilutive earnings per share	$9,689	23,823	$0.41	$8,364	22,822	$0.37

	Six Months Ended June 30,
	2001			2000
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$19,500	23,019	$0.85	$17,077	22,347	$0.76
Effect of dilutive securities:
Stock options	—	962		—	300
Restricted stock	—	46		—	23
Stock warrants	—	22		—	82

Dilutive earnings per share	$19,500	24,049	$0.81	$17,077	22,752	$0.75

    Quarterly Dividends—The Company's Board of Directors declared and paid a quarterly common stock cash dividend of $0.03 per share payable on February 14, 2001 to shareholders of record on February 1, 2001. On April 26, 2001, the Company declared and paid another quarterly common stock cash dividend of $0.03 per share payable on May 16, 2001 to shareholders of record on May 4, 2001. For the first half of 2001, cash dividends totaling $1.4 million have been paid to the Company's shareholders.

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

    The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$15,252	$12,906	$6,965	$10,055	$1,368	$46,546
Charge for funds used	(9,066)	(8,105)	(6,235)	(6,956)	(170)	(30,532)

Interest spread on funds used	6,186	4,801	730	3,099	1,198	16,014

Interest expense	(15,726)	(830)	(5,530)	—	—	(22,086)
Credit on funds provided	22,459	1,526	6,547	—	—	30,532

Interest spread on funds provided	6,733	696	1,017	—	—	8,446

Net interest income	$12,919	$5,497	$1,747	$3,099	$1,198	$24,460

Depreciation and amortization	$1,316	$204	$(40)	$154	$729	$2,363
Segment pretax profit	$4,253	$3,213	$1,447	$2,480	$1,793	$13,186
Segment assets as of June 30, 2001	$740,775	$696,939	$481,276	$511,358	$199,403	$2,629,751
	Three Months Ended June 30, 2000
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$13,652	$13,869	$8,426	$9,643	$530	$46,120
Charge for funds used	(9,302)	(10,089)	(7,970)	(8,222)	(106)	(35,689)

Interest spread on funds used	4,350	3,780	456	1,421	424	10,431

Interest expense	(12,756)	(1,356)	(9,657)	—	—	(23,769)
Credit on funds provided	22,083	2,536	11,070	—	—	35,689

Interest spread on funds provided	9,327	1,180	1,413	—	—	11,920

Net interest income	$13,677	$4,960	$1,869	$1,421	$424	$22,351

Depreciation and amortization	$950	$130	$76	$144	$969	$2,269
Segment pretax profit	$6,343	$3,245	$1,348	$1,090	$217	$12,243
Segment assets as of June 30, 2000	$550,973	$629,180	$516,849	$513,733	$147,666	$2,358,401

	Six Months Ended June 30, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$29,780	$27,376	$15,443	$20,941	$2,376	$95,916
Charge for funds used	(18,510)	(18,067)	(14,070)	(15,431)	(19)	(66,097)

Interest spread on funds used	11,270	9,309	1,373	5,510	2,357	29,819

Interest expense	(32,076)	(1,907)	(13,954)	—	—	(47,937)
Credit on funds provided	47,016	3,491	15,590	—	—	66,097

Interest spread on funds provided	14,940	1,584	1,636	—	—	18,160

Net interest income	$26,210	$10,893	$3,009	$5,510	$2,357	$47,979

Depreciation and amortization	$2,712	$458	$(33)	$127	$1,718	$4,982
Segment pretax profit	$7,318	$7,618	$4,521	$4,366	$3,180	$27,003
Segment assets as of June 30, 2001	$740,775	$696,939	$481,276	$511,358	$199,403	$2,629,751
	Six Months Ended June 30, 2000
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$25,681	$27,542	$17,204	$18,594	$1,340	$90,361
Charge for funds used	(17,326)	(19,528)	(16,447)	(15,542)	(116)	(68,959)

Interest spread on funds used	8,355	8,014	757	3,052	1,224	21,402

Interest expense	(24,183)	(2,502)	(19,341)	—	—	(46,026)
Credit on funds provided	41,818	4,824	22,317	—	—	68,959

Interest spread on funds provided	17,635	2,322	2,976	—	—	22,933

Net interest income	$25,990	$10,336	$3,733	$3,052	$1,224	$44,335

Depreciation and amortization	$2,034	$188	$235	$362	$1,444	$4,263
Segment pretax profit	$12,063	$7,274	$3,148	$2,447	$554	$25,486
Segment assets as of June 30, 2000	$550,973	$629,180	$516,849	$513,733	$147,666	$2,358,401

9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS 142 will result in the Bank's discontinuation of the amortization of positive goodwill effective January 1, 2002. The total expected annual amortization expense for positive goodwill is $3.8 million for 2001. Positive goodwill will continue to be reviewed for impairment on an annual basis. Further, as a consequence of adopting SFAS 142, the expected remaining balance of negative goodwill of $1.4 million at December 31, 2001 will be recorded as extraordinary income effective January 1, 2002. The total expected annual amortization expense for negative goodwill is $94 thousand for 2001.

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

Results of Operations

    The Company reported second quarter 2001 net income of $9.7 million, or $0.42 per basic share and $0.41 per diluted share, compared with $8.4 million, or $0.37 per basic and diluted share, reported during the second quarter of 2000. The 11% increase in net earnings is primarily attributable to higher net interest income, a lower provision for income taxes, and markedly higher noninterest-related revenues, partially offset by higher operating expenses and provision for loan losses. The Company's annualized return on average total assets increased to 1.50% for the quarter ended June 30, 2001, from 1.43% for the same period in 2000. The annualized return on average stockholders' equity decreased to 18.41% for the second quarter of 2001, compared with 21.18% for the second quarter of 2000.

    Net income for the six months ended June 30, 2001 increased to $19.5 million, or $0.85 per basic share and $0.81 per diluted share, from $17.1 million, or $0.76 per basic share and $0.75 per diluted share, for the first six months of 2000. The annualized return on average total assets increased to 1.53% for the first half of 2001, compared with 1.47% for the first half of 2000. The annualized return on average stockholders' equity increased to 18.94% for the first half of 2001, compared with 22.11% for the same period in 2000.

Components of Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In millions)
Net interest income	$24.5	$22.4	$48.0	$44.3
Provision for loan losses	(1.5)	(1.4)	(2.2)	(2.8)
Noninterest income	5.1	3.5	11.5	7.9
Noninterest expense	(14.9)	(12.2)	(30.3)	(23.9)
Provision for income taxes	(3.5)	(3.9)	(7.4)	(8.4)
Cumulative effect of change in accounting principle	—	—	(0.1)	—

Net income	$9.7	$8.4	$19.5	$17.1

Annualized return on average total assets	1.50%	1.43%	1.53%	1.47%

Net Interest Income

    The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the second quarter of 2001 totaled $24.5 million, a 9% increase over net interest income of $22.4 million for the same period in 2000.

    Total interest and dividend income during the quarter ended June 30, 2001 increased 1% to $46.5 million compared with $46.1 million during the same period in 2000. Year-to-date interest and dividend income increased 6% to $95.9 million, from $90.4 million during the first half of 2000. The increase in interest and dividend income during both the second quarter and the first six months of 2001 is attributable primarily to a 9% growth in average earning assets for both periods, partially offset by lower yields on almost every category of earning assets resulting from the continued decline in overall interest rates. Growth in the Bank's average loan and short-term investments portfolio, partially offset by decreases in investment securities and FHLB stock, triggered the growth in average earning assets. The net growth in average earning assets was funded largely by increases in time deposits, noninterest-bearing demand deposits, interest-bearing checking accounts, and money market accounts.

    Total interest expense during the second quarter of 2001 decreased 7% to $22.1 million compared with $23.8 million for the same period a year ago. On the contrary, total interest expense increased 4% to $47.9 million for the first half of 2001, from $46.0 million for the first half of 2000. The decrease in interest expense during the second quarter of 2001 is primarily attributable to lower volume and rates paid on FHLB advances. Despite a decline in overall interest rates, interest expense increased during the first half of 2001 primarily due to a lag in the repricing of the Company's time deposits combined with a marked increase in the volume of average time deposits.

    Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 2 basis points to 4.05% for the second quarter of 2001, compared with 4.03% for the second quarter of 2000. For the first six months of 2001, the Company's net interest margin decreased 2 basis points to 4.00%, from 4.02% for the same period a year ago. Overall yields on earning assets are significantly lower during the quarter and six months ended June 30, 2001, when compared to the same periods in the prior year, primarily due to several progressive declines in interest rates since the beginning of the year. The impact is most acute during the second quarter of 2001, which evidenced a 59 basis point decline in the Company's overall yield on earning assets to 7.72%, compared to 8.31% for the second quarter of 2000. Similarly, the overall yield on average earning assets for the first half of 2001 declined 19 basis points to 8.00%, compared to 8.19% for the same period a year ago. The

Company's cost of funds for the second quarter of 2001 also decreased 42 basis points to 4.39% in response to the declining interest rate environment, compared to 4.81% for the second quarter of 2000. For the six months ended June 30, 2001, however, the Company's cost of funds increased 7 basis points to 4.73%, compared to 4.66% for the first half of 2000. This is primarily due to the lag in the repricing of the Company's substantial portfolio of time deposits. The unfavorable impact of declining rates on the Company's net interest margin has been mitigated by the continued usage of noninterest demand deposits as a significant funding source. The 9% increase in average earning assets, predominantly due to loan growth, has also been instrumental in stabilizing the Company's net interest margin in the midst of declining interest rates. The Company expects its net interest margin to increase in the near future as its significant portfolio of time deposits continues to reprice and adjust to the downward trend in interest rates.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2001 and 2000:

	Three Months Ended June 30,
	2001			2000
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$79,058	$889	4.50%	$1,968	$45	8.94%
Taxable investment securities(2)(3)	397,650	5,901	5.94%	500,491	7,824	6.25%
Loans receivable(2)(4)	1,925,723	39,581	8.22%	1,695,101	37,667	8.89%
FHLB stock	10,749	175	6.51%	23,473	584	9.95%

Total interest-earning assets	2,413,180	46,546	7.72%	2,221,033	46,120	8.31%

Noninterest-earning assets:
Cash and due from banks	53,514			48,693
Allowance for loan losses	(25,840)			(24,345)
Other assets	139,761			95,943

Total assets	$2,580,615			$2,341,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	154,787	568	1.47%	109,379	330	1.21%
Money market accounts	143,784	1,091	3.04%	110,838	1,109	4.00%
Savings deposits	211,666	700	1.32%	218,299	912	1.67%
Time deposits	1,384,343	17,835	5.15%	1,163,452	15,358	5.28%
Short-term borrowings	34,341	422	4.92%	37,071	595	6.42%
FHLB advances	62,890	904	5.75%	329,314	5,174	6.28%
Junior subordinated debt securities	20,750	566	10.91%	10,750	291	10.88%

Total interest-bearing liabilities	2,012,561	22,086	4.39%	1,979,103	23,769	4.81%

Noninterest-bearing liabilities
Demand deposits	313,211			179,128
Other liabilities	44,276			25,123
Stockholders' equity	210,567			157,970

Total liabilities and stockholders' equity	$2,580,615			$2,341,324

Interest rate spread			3.33%			3.50%

Net interest income and net interest margin		$24,460	4.05%		$22,351	4.03%

(1)
Annualized
(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.
(3)
Average balances exclude unrealized gains or losses on available for sale securities.
(4)
Average balances include nonperforming loans.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2001 and 2000:

	Six Months Ended June 30,
	2001			2000
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$46,421	$1,236	5.33%	$5,413	$209	7.65%
Taxable investment securities(2)(3)	443,997	13,783	6.21%	521,893	16,141	6.19%
Loans receivable(2)(4)	1,895,590	80,473	8.49%	1,654,270	73,043	8.83%
FHLB stock	12,875	424	6.59%	25,739	968	7.52%

Total interest-earning assets	2,398,883	95,916	8.00%	2,207,315	90,361	8.19%

Noninterest-earning assets:
Cash and due from banks	52,784			49,836
Allowance for loan losses	(25,392)			(23,695)
Other assets	128,222			96,932

Total assets	$2,554,497			$2,330,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	142,291	1,095	1.54%	106,690	658	1.23%
Money market accounts	132,040	2,228	3.37%	101,508	1,734	3.42%
Savings deposits	207,981	1,487	1.43%	219,326	2,082	1.90%
Time deposits	1,356,367	37,036	5.46%	1,115,265	28,345	5.08%
Short-term borrowings	37,873	1,007	5.32%	24,037	770	6.41%
FHLB advances	130,624	3,946	6.04%	402,583	12,116	6.02%
Junior subordinated debt securities	20,750	1,138	10.97%	5,917	321	10.88%

Total interest-bearing liabilities	2,027,926	47,937	4.73%	1,975,326	46,026	4.66%

Noninterest-bearing liabilities
Demand deposits	282,031			177,872
Other liabilities	38,585			22,688
Stockholders' equity	205,955			154,502

Total liabilities and stockholders' equity	$2,554,497			$2,330,388

Interest rate spread			3.27%			3.53%

Net interest income and net interest margin		$47,979	4.00%		$44,335	4.02%

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

	Three Months Ended June 30, 2001 vs 2000			Six Months Ended June 30, 2001 vs 2000
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume(1)	Rates(1)		Volume(1)	Rates(1)
	(In thousands)			(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$844	$855	$(11)	$1,027	$1,071	$(44)
Taxable investment securities	(1,923)	(1,542)	(381)	(2,358)	(2,418)	60
Loans receivable, net	1,914	4,267	(2,353)	7,430	10,097	(2,667)
FHLB stock	(409)	(250)	(159)	(544)	(436)	(108)

Total interest and dividend income	$426	$3,330	$(2,904)	$5,555	$8,314	$(2,759)

INTEREST-BEARING LIABILITIES:
Checking accounts	$238	$156	$82	$437	$251	$186
Money market accounts	(18)	(96)	78	494	515	(21)
Savings deposits	(212)	(27)	(185)	(595)	(103)	(492)
Time deposits	2,477	2,836	(359)	8,691	6,467	2,224
Short-term borrowings	(173)	(41)	(132)	237	336	(99)
FHLB advances	(4,270)	(3,864)	(406)	(8,170)	(8,216)	46
Junior subordinated debt securities	275	273	2	817	813	4

Total interest expense	$(1,683)	$(763)	$(920)	$1,911	$63	$1,848

CHANGE IN NET INTEREST INCOME	$2,109	$4,093	$(1,984)	$3,644	$8,251	$(4,607)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

    The provision for loan losses amounted to $1.5 million for the second quarter of 2001 compared to $1.4 million for the same period in 2000. For the first six months of 2001, the provision for loan losses totaled $2.2 million, compared to $2.8 million for the same period in 2000. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In millions)
Loan ancillary fees	$1.14	$0.43	$1.88	$0.96
Branch fees	1.34	1.26	2.61	2.48
Letters of credit fees and commissions	1.02	1.08	2.09	2.16
Net gain on sales of loans	0.42	—	0.75	—
Net gain on sales of investment securities available for sale	0.17	—	1.66	0.26
Net gain on trading securities	—	(0.01)	0.41	0.05
Net gain on sale of affordable housing investments	—	—	—	0.90
Amortization of negative intangibles	0.10	0.10	0.21	0.21
Other	0.94	0.61	1.93	0.84

Total	$5.13	$3.47	$11.54	$7.86

    Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, net gains on sales of loans, net gains on trading securities, and net gains on sales of investment securities available for sale and affordable housing investments.

    Noninterest income increased 48% to $5.1 million during the three months ended June 30, 2001 primarily due to higher loan fees, net gain on sales of loans and net gain on sales of available for sale securities. Included in noninterest income for the second quarter of 2001 are $423 thousand in gains on sales of loans and $166 thousand in net gains on sales of investment securities available for sale. There were no such gains recorded during the same period in 2000. Noninterest income for the first half of 2001 increased 47% to $11.5 million, from $7.9 million for the first half of 2000, primarily due to higher loan fees, net gains on sales of loans and available for sale securities, net gain on trading securities and other noninterest-related revenues. Partially offsetting these increases to noninterest income during the first six months of 2001 is the absence of gains on sales of affordable housing investments, compared to $905 thousand in such gains recorded during the corresponding period in 2000.

    Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees increased 165% to $1.1 million during the second quarter of 2001, compared to $430 thousand for the same period in 2000. For the first half of 2001, ancillary loan fee income increased 96% to $1.9 million, from $958 thousand for the first half of 2000. The increase in ancillary loan fees is primarily due to a significant increase in residential mortgage and commercial loan origination activity during the second quarter and first six months of 2001 in comparison to the same periods in 2000.

    Other contributions to noninterest income include other operating income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Other operating income increased to $936 thousand, or 54%, during the second quarter of 2001, from $609 thousand recorded during the second quarter of 2000. For the six months ended June 30, 2001, other operating income increased to $1.9 million, or 128%, from $844 thousand recorded during the first half of 2000. The increase in noninterest income is primarily due to insurance commissions and other insurance-related service fee income totaling $252 thousand and $495 thousand for the second quarter and first half of 2001, respectively, resulting from the acquisition of Risk Services, Inc. in August 2000. There were no such commissions and service fee income recorded during the corresponding periods in 2000. In addition, the Company also recorded interest income on officer life insurance policies totaling $336 thousand and $646 thousand for the second quarter and first half of 2001, respectively, compared to $150 thousand and $285 thousand earned during the same periods in 2000. At June 30, 2001, the aggregate cash surrender value of the Company's officer life insurance policies amounted to $26.1 million compared to $22.9 million at December 31, 2000. Further contributing to other noninterest income are revenues from equipment leased totaling $178 thousand and $415 thousand during the second quarter and first six months of 2001, respectively. These revenues represent income from equipment leased to third parties in connection with $2.1 million in operating leases entered into by the Company. In comparison, the Company recorded $129 thousand in leased equipment revenues for both the second quarter and first half of 2000.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In millions)
Compensation and other employee benefits	$5.87	$5.08	$12.30	$9.67
Net occupancy	2.41	1.93	4.77	3.71
Amortization of positive intangibles	0.99	0.84	2.07	1.62
Amortization of affordable housing investments	0.97	0.99	2.03	1.96
Data processing	0.43	0.48	0.89	0.92
Deposit insurance premiums and regulatory assessments	0.13	0.12	0.27	0.22
Other real estate owned operations, net	0.01	(0.03)	0.03	(0.01)
Other	4.09	2.77	7.94	5.82

Total	$14.90	$12.18	$30.30	$23.91

Efficiency Ratio(1)	44%	40%	44%	39%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

    Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 22% to $14.9 million during the second quarter of 2001, from $12.2 million for the same period in 2000. Noninterest expense for the six months ended June 30, 2001 increased 27% to $30.3 million, compared to $23.9 million for the first half of 2000.

    Compensation and employee benefits increased 16% to $5.9 million during the second quarter of 2001, compared to $5.1 million for the same period last year. For the first half of 2001, compensation and employee benefits increased 27% to $12.3 million, compared to $9.7 million for the same period in 2000. The rise in compensation and employee benefits is primarily due to the acquisition of Prime Bank in mid-January 2001 and the Company's continued investment in its operating infrastructure, predominantly in the lending area.

    Occupancy expenses increased 25% to $2.4 million during the second quarter of 2001, compared to $1.9 million for the same period in 2000. For the first six months of 2001, occupancy expenses increased 29% to $4.8 million, from $3.7 million for the same period in 2000. The increase in occupancy expenses reflects the operations for the Century City, California branch location of Prime Bank, additional depreciation from equipment under operating leases, and increased rent expense attributed to the Company's new Oakland and Milbrae, California branch locations. These are overhead factors which were not present during the second quarter and first six months of 2000. Additionally, the impact of normal rent adjustments in existing leases further contributed to the rise in occupancy expenses.

    The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 18% to $993 thousand during the second quarter of 2001, compared to $842 thousand for the second quarter of 2000. For the six months ended June 30, 2001, the amortization of positive intangibles increased 28% to $2.1 million, from $1.6 million for the same period a year ago. The increase in the amortization of positive intangibles is primarily due to the acquisition of Prime Bank. Goodwill of $5.6 million and deposit premium of $3.9 million were recorded by the Company for this transaction which are being amortized straight line over 15 and 7 years, respectively.

    Deposit insurance premiums and regulatory assessments increased 6% to $132 thousand for the three months ended June 30, 2001, compared with $124 thousand for the same period in 2000. For the six months ended June 30, 2001, deposit insurance premiums and regulatory assessments increased 21% to $266 thousand, compared with $220 thousand for the same period in 2000. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") assessment rate to 1.96 basis points and 1.90 basis points for the first and second quarter of 2001, respectively, from 2.12 basis points and 2.08 basis points for the same periods in 2000, deposit insurance premiums increased during the three and six months ended June 30, 2001 as a result of the significant growth in the Bank's assessable deposit base.

    Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 48% to $4.1 million during the three months ended June 30, 2001, compared with $2.8 million for the same period in 2000. For the six months ended June 30, 2001, other operating expenses increased 36% to $7.9 million, from $5.8 million for the first half of 2000. The increase in other operating expenses is due primarily to the Company's continued expansion, which includes the recent acquisition of Prime Bank as well as its significant investment in its operating infrastructure.

    The Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), increased to 44% for the quarter ended June 30, 2001, compared to 40% for the corresponding period in 2000. For the first half of 2001, the Company's efficiency ratio increased to 44% from 39% for the same period a year ago. The increase in efficiency ratio is primarily due to the acquisition of Prime Bank and the Company's continued investment in its operating infrastructure. Management anticipates the Company's efficiency ratio to remain in the low to mid 40% range for the remainder of the year.

Provision for Income Taxes

    The provision for income taxes decreased 10% to $3.5 million for the second quarter of 2001, compared with $3.9 million for the same period in 2000. For the six months ended June 30, 2001, the provision for income taxes totaled $7.4 million, a 12% decrease from the $8.4 million income tax expense recorded for the same period a year ago. Despite increases in pretax income of 8% and 6% during the second quarter and first half of 2001, respectively, the provision for income taxes decreased primarily as a result of state tax benefits achieved through East West Securities Company, Inc., a regulated investment company formed and funded in July 2000. The continued realization of state tax benefits through this entity is dependent on its continuing qualification as a registered investment company under the Investment Company Act of 1940, as amended.

    The provision for income taxes for the second quarter of 2001 also reflects the utilization of tax credits totaling $1.1 million, compared to $1.0 million utilized during the same period in 2000. The second quarter 2001 provision reflects an effective tax rate of 26.5%, compared with 31.7% for the second quarter of 2000. For the first half of 2001, the effective tax rate of 27.5% reflects tax credits of $1.9 million, compared with an effective tax rate of 33.0% for the first half of 2000 reflecting tax credits of $2.0 million.

Balance Sheet Analysis

    The Company's total assets increased $143.8 million, or 6%, to $2.63 billion, as of June 30, 2001, relative to total assets at December 31, 2000. The increase in total assets was due primarily to a $158.3 million growth in loans receivable and a $110.5 million increase in short-term investments, partially offset by a decrease in investment securities available for sale of $130.8 million. The increase in total assets was funded by increases of $344.0 million in deposits, partially offset by decreases in short-term borrowings of $31.0 million and FHLB advances of $199.0 million.

Investment Securities Available for Sale

    Total investment securities available for sale decreased 27% to $357.5 million as of June 30, 2001, compared to total available for sale investment securities of $488.3 million at December 31, 2000. Investment securities with a net carrying value of $37.0 million were acquired from Prime Bank during the first quarter of 2001, substantially all of which were sold during the same period. Total repayments and proceeds from sales of available for sale securities amounted to $71.1 million and $135.0 million, respectively, during the six months ended June 30, 2001. Proceeds from repayments and sales were applied towards the repayment of short-term borrowings and FHLB advances as well as funding a portion of the loan originations made during the first half of 2001. The Bank recorded net gains totaling $1.7 million on sales of available for sale securities during the six months ended June 30, 2001.

    The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of June 30, 2001 and December 31, 2000:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of June 30, 2001:
U.S. Treasury securities	$3,309	$74	—	$3,383
U.S. Government agency securities	59,072	—	(3,369)	55,703
Obligations of states and political subdivisions	200	2	—	202
Mortgage-backed securities	272,894	580	(1,596)	271,878
Corporate securities	26,447	—	(860)	25,587
Mutual Fund	707	4	—	711

Total investment securities available for sale	$362,629	$660	$(5,825)	$357,464

As of December 31, 2000:
U.S. Treasury securities	$8,310	$119	$—	$8,429
U.S. Government agency securities	72,290	—	(4,908)	67,382
Obligations of states and political subdivisions	200	1	—	201
Mortgage-backed securities	390,592	99	(6,013)	384,678
Corporate securities	28,904	—	(1,304)	27,600

Total investment securities available for sale	$500,296	$219	$(12,225)	$488,290

Loans

    Net loans receivable increased $158.3 million, or 9% to $1.95 billion at June 30, 2001. Excluding the $43.3 million of net loans acquired from Prime Bank, organic loan growth during the first half of 2001 amounted to $113.0 million, or 6%, compared to year-end 2000 levels. The increase in loans was funded primarily through deposit growth and through repayments and sales of investment securities available for sale.

    The growth in loans, excluding loans acquired from Prime Bank, is comprised primarily of increases in multifamily loans of $35.3 million or 11%, commercial real estate loans of $103.5 million or 16%, construction loans of $7.9 million or 7%, commercial business loans, including trade finance products, of $8.7 million or 3%, and consumer loans, including home equity lines of credit, of $7.4 million or 16%. Partially offsetting the growth in these loan categories was a decrease in single family loans of $50.0 million or 15%. The decrease in single family loans was primarily due to loan sales of $64.8 million and FNMA securitizations totaling $13.3 million during the first half of 2001.

    The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2001		December 31, 2000		June 30, 2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$293,608	14.9%	$334,775	18.5%	$312,114	18.6%
Residential, multifamily	358,773	18.2%	323,469	17.8%	301,707	17.9%
Commercial and industrial real estate	759,249	38.5%	640,713	35.3%	588,701	35.0%
Construction	136,101	6.9%	118,241	6.5%	142,697	8.5%

Total real estate loans	1,547,731	78.5%	1,417,198	78.1%	1,345,219	80.0%

Other loans:
Business, commercial	370,161	18.7%	350,282	19.3%	297,426	17.7%
Automobile	9,049	0.4%	6,409	0.4%	5,850	0.3%
Other consumer	47,268	2.4%	40,547	2.2%	33,624	2.0%

Total other loans	426,478	21.5%	397,238	21.9%	336,900	20.0%

Total gross loans	1,974,209	100.0%	1,814,436	100.0%	1,682,119	100.0%

Unearned fees, premiums and discounts, net	(101)		(600)		(390)
Allowance for loan losses	(25,827)		(23,848)		(24,580)

Loan receivable, net	$1,948,281		$1,789,988		$1,657,149

Nonperforming Assets

    Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.31% and 0.30% at June 30, 2001 and December 31, 2000, respectively. Nonaccrual loans, which include loans 90 days or more past due, totaled $5.2 million at June 30, 2001, compared with $3.7 million at year-end 2000. Loans totaling $4.2 million were placed on nonaccrual status during the second quarter of 2001. These additions to nonaccrual loans were offset by $2.2 million in payoffs and $741 thousand in loans brought current. Additions to nonaccrual loans during the second quarter of 2001 were comprised of $620 thousand in residential single family loans, a $193 thousand commercial business loan, $3.3 million in trade finance loans and a $30 thousand home equity loan. For the six months ended June 30, 2001, nonaccrual loans increased $1.5 million due to $4.2 million additions to nonaccrual loans, partially offset by payoffs totaling $1.3 million, gross chargeoffs totaling $481 thousand and loans brought current totaling $809 thousand.

    Restructured loans and loans that have had their original terms modified totaled $2.8 million at June 30, 2001, compared with $3.0 million at year-end 2000. The decrease in restructured loans is due to payments received during the first six months of 2001.

    Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $87 thousand and $801 thousand at June 30, 2001 and December 31, 2000, respectively. There were no additions to OREO during the first six months of 2001. One single family residential OREO property was sold during the six months ended June 30, 2001 at a gain of $13 thousand.

    The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000
	(Dollars in thousands)
Nonaccrual loans	$5,157	$2,878	$3,652	$5,827	$7,664
Loans past due 90 days or more but not on nonaccrual	—	1,067	—	—	—

Total nonperforming loans	5,157	3,945	3,652	5,827	7,664

Restructured loans	2,812	2,902	2,972	4,119	4,142
Other real estate owned, net	87	87	801	929	830

Total nonperforming assets	$8,056	$6,934	$7,425	$10,875	$12,636

Total nonperforming assets to total assets	0.31%	0.27%	0.30%	0.46%	0.54%
Allowance for loan losses to nonperforming loans	500.81%	647.81%	653.01%	423.53%	320.72%
Nonperforming loans to total gross loans	0.26%	0.21%	0.20%	0.34%	0.46%

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

    At June 30, 2001, the Bank had classified $12.1 million of its loans as impaired, compared with $12.4 million at December 31, 2000. Specific reserves on impaired loans totaled $2.9 million at June 30, 2001 and $1.3 million at December 31, 2000. The Bank's average recorded investment in impaired loans for the six months ended June 30, 2001 and 2000 were $15.1 million and $17.8 million, respectively. During the six months ended June 30, 2001 and 2000, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $883 thousand and $957 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $751 thousand and $759 thousand, respectively.

Allowance for Loan Losses

    Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at June 30, 2001, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

    The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At June 30, 2001, the allowance for loan losses amounted to $25.8 million, or 1.31% of total loans, compared with $23.8 million, or 1.31% of total loans, at December 31, 2000, and $24.6 million, or 1.46% of total loans, at June 30, 2000. The $2.0 million increase in the allowance for loan losses at June 30, 2001, from year-end 2000, results from a $1.6 million in allowance for losses acquired from Prime Bank, $2.2 million in additional loss provisions, and $1.8 million in net chargeoffs recorded during the period.

    The provision for loan losses of $1.5 million for the second quarter of 2001 represents a 7% increase from the $1.4 million in loss provisions recorded during the second quarter of 2000. Second quarter 2001 net chargeoffs amounting to $1.2 million represent 0.26% of average loans outstanding for the three months ended June 30, 2001. This compares to net chargeoffs of $832 thousand, or 0.20% of average loans outstanding for the same period in 2000. For the six months ended June 30, 2001, the provision for loan losses totaled $2.2 million, a 21% decrease from the $2.8 million provision recorded during the same period in 2000. Net chargeoffs for the first half of 2001 totaling $1.8 million represent 0.19% of average loans outstanding for the six months ended June 30, 2001. This compares to net chargeoffs of $1.3 million for the first half of 2000, or 0.16% of average loans outstanding. The Bank continues to record loss provisions to compensate for both the continued growth of the Bank's loan portfolio, which grew 9% during the first half of 2001, and the changing composition of the overall loan portfolio, reflecting a shift toward commercial real estate and commercial business loans. At June 30, 2001, the combined volume of commercial real estate and commercial business loans represented approximately 57% of the total loan portfolio, compared to 55% at December 31, 2000 and 53% at June 30, 2000.

    The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Dollars in thousands)
Allowance balance, beginning of period	$25,556	$24,012	$23,848	$20,844
Allowance from acquisition	—	—	1,550	2,256
Provision for loan losses	1,500	1,400	2,217	2,800
Charge-offs:
1-4 family residential real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Commercial and industrial real estate	—	—	—	3
Business, commercial	1,409	1,277	2,132	2,029
Automobile	6	7	6	7
Other	—	—	—	—

Total charge-offs	1,415	1,284	2,138	2,039

Recoveries:
1-4 family residential real estate	62	27	62	227
Multifamily real estate	8	—	8	9
Commercial and industrial real estate	60	7	60	7
Business, commercial	55	388	219	442
Automobile	—	30	—	33
Other	1	—	1	1

Total recoveries	186	452	350	719

Net charge-offs	1,229	832	1,788	1,320

Allowance balance, end of period	$25,827	$24,580	$25,827	$24,580
Average loans outstanding	$1,925,723	$1,695,101	$1,895,590	$1,654,270
Total gross loans outstanding, end of period	$1,974,209	$1,682,119	$1,974,209	$1,682,119
Annualized net charge-offs to average loans	0.26%	0.20%	0.19%	0.16%
Allowance for loan losses to total gross loans	1.31%	1.46%	1.31%	1.46%

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

    The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2001		December 31, 2000		June 30, 2000
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$118	14.9	$142	18.5	$272	18.6
Multifamily real estate	1,616	18.2	1,768	17.8	1,396	17.9
Commercial and industrial real estate	4,085	38.5	4,472	35.3	3,722	35.0
Construction	2,162	6.9	2,370	6.5	3,038	8.5
Business, commercial	13,994	18.7	10,461	19.3	12,375	17.7
Automobile	27	0.4	23	0.4	20	0.3
Consumer and other	7	2.4	21	2.2	26	2.0
Other risks	3,818	—	4,591	—	3,731	—

Total	$25,827	100.0	$23,848	100.0	$24,580	100.0

    Allocated reserves on single family loans decreased $24 thousand, or 17%, to $118 thousand at June 30, 2001 primarily due to a 13% decrease in the volume of loans in this loan category since year-end 2000. Further, the loss factor for single family loans that are not classified (i.e. rated "pass") declined to 2 basis points at June 30, 2001 compared to 3 basis points at December 31, 2000. At June 30, 2001, approximately 99% of the loans within this category were rated "pass."

    Despite an 11% increase in the volume of multifamily loans at June 30, 2001 from year-end 2000 levels, allocated loss reserves on these loans decreased $152 thousand, or 9%, to $1.6 million at June 30, 2001. This is primarily due to a decrease in criticized (i.e. rated "special mention") loans relative to December 31, 2000. Multifamily loans rated special mention totaled $22 thousand at June 30, 2001, compared to $4.8 million at December 31, 2000.

    Similarly, allocated reserves on commercial real estate loans decreased $387 thousand, or 9%, to $4.1 million despite a 19% increase in the volume of commercial real estate loans at June 30, 2001, in comparison to year-end 2000 levels. This is primarily due to the reversal of a $350 thousand specific allocation on a commercial real estate loan that paid off in April 2001. There were no specific allocations on commercial real estate loans at June 30, 2001. Further contributing to the decrease in allocated reserves on commercial real estate loans is a decrease in criticized and classified (i.e. rated "substandard" or "doubtful") loans relative to December 31, 2000. Commercial real estate loans rated special mention totaled $2.0 million at June 30, 2001, compared to $8.9 million at December 31, 2000 while substandard commercial real estate loans decreased to $835 thousand at June 30, 2001, compared to $2.9 million at December 31, 2000.

    Allocated reserves on construction loans decreased $208 thousand, or 9%, to $2.2 million at June 30, 2001 primarily due to a decrease in criticized loans partially offset by an increase in classified loans relative to December 31, 2000. Construction loans rated special mention totaled $7.2 million at December 31, 2000. There were no construction loans rated special mention at June 30, 2001. On the contrary, total substandard construction loans increased to $1.7 million at June 30, 2001. There were no substandard construction loans at December 31, 2000.

    Allocated reserves on commercial business loans increased $3.5 million, or 34%, to $14.0 million at June 30, 2001 for two reasons. First, specific allocations on commercial loans increased to $2.7 million at June 30, 2001 compared to $968 thousand at December 31, 2000, primarily due to one loan. The other factor contributing to the increase in allocated reserves on commercial business loans is an increase in classified loans, partially offset by a decrease in criticized loans relative to December 31, 2000. Commercial business loans rated special mention totaled $1.3 million at June 30, 2001 compared to $41.3 million at December 31, 2000. On the other hand, substandard commercial business loans totaled $20.9 million at June 30, 2001, compared to $8.2 million at December 31, 2000 while doubtful loans increased to $1.2 million at June 30, 2001 compared to $814 thousand at December 31, 2000.

    The allowance for loan losses of $25.8 million at June 30, 2001 exceeded the Bank's allocated allowance by $3.8 million, or 15% of the total allowance. This compares to an unallocated allowance of $4.6 million, or 19%, as of December 31, 2000. The $3.8 million unallocated allowance at June 30, 2001 is comprised of three elements. First, the Bank has set aside $2.2 million, or approximately 10% of the allocated allowance amount of $22.4 million at June 30, 2001, to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. The second element, which accounts for approximately $356 thousand of the unallocated allowance, has been established for the foreign transaction risk associated with credit lines totaling $86.5 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.5% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which range from BBB to AA. The total amount of the allowance set aside for foreign transaction risk associated with such credit lines totaled $1.4 million for both March 31, 2001 and December 31, 2000. The decrease in this element as of June 30, 2001 reflects the Bank's more refined calculation of the allowance with respect to loan commitments and foreign credit facilities. The third and final element, which accounts for approximately $1.2 million of the unallocated allowance, represents a 5% economic risk factor to compensate for the recent slowing of the national economy, as evidenced by rising unemployment rates and energy costs, eroding consumer confidence, and substantial shortfalls in sales and earnings. Management of the Bank has deemed it prudent to set aside a portion of the unallocated allowance to compensate for this current economic risk.

Deposits

    Deposits increased $344.0 million, or 18%, to $2.29 billion at June 30, 2001. The increase in deposits reflects $98.1 million in deposits acquired from Prime Bank in January 2001. Excluding this transaction, internal deposit growth amounted to $245.9 million, or 13%, over December 31, 2000. This internal deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $109.7 million, or 54%, interest-bearing checking accounts of $46.2 million, or 42%, money market accounts of $19.0 million, or 16% and time deposits of $61.1 million, or 6%. The increases can be attributed to continued momentum from various promotions associated with the Chinese New Year holiday, as well as carryover benefits from the Prime Bank acquisition.

    Included in time deposits at June 30, 2001 are $132.8 million of brokered deposits, compared with $154.5 million as of December 31, 2000. The decrease of $21.7 million reflects the replacement of brokered deposits with the increasing volume of commercial and retail deposit accounts.

    Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits.

Borrowings

    The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase decreased to $7.0 million at June 30, 2001, from $38.0 million at December 31, 2000. At June 30, 2001, the balance of short-term borrowings consisted entirely of federal funds purchased. The decrease in short-term borrowings during the six months ended June 30, 2001 was primarily due to the growth in core deposits.

    FHLB advances decreased 74% to $69.0 million as of June 30, 2001, a decrease of $199.0 million from December 31, 2000. The decrease in FHLB advances resulted primarily from the application of sales proceeds on investment securities and loans receivable to partially pay down outstanding advances. The growth in core deposits, cash acquired from Prime Bank and runoffs on investment securities available for sale as an alternate source of funding further contributed to the decrease in FHLB advances during the first six months of 2001.

Capital Resources

    The primary source of capital for the Company is the retention of net after tax earnings. At June 30, 2001, stockholders' equity totaled $217.2 million, a 17% increase from $186.1 million as of December 31, 2000. The increase is due primarily to: (1) net income of $19.5 million during the first six months of 2001; (2) net issuance of common stock totaling $2.0 million, representing 200,559 shares, from the exercise of stock options and stock warrants; (3) net issuance of common stock totaling $12.3 million, representing 512,707 shares, in connection with the acquisition of Prime Bank; (4) stock compensation costs amounting to $205 thousand related to the Company's Restricted Stock Award Program; (5) tax benefits of $1.1 million resulting from the exercise of nonqualified stock options; and (6) a decrease of $4.1 million in unrealized losses on available-for-sale securities. These transactions were offset by (i) repurchases of $7.1 million or 307,397 shares of common stock in connection with the Company's stock repurchase programs, and to a much lesser degree, from forfeitures of restricted stock awards; and (ii) payment of first and second quarter 2001 cash dividends totaling $1.4 million.

    Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At June 30, 2001, the Bank's Tier 1 and total capital ratios were 9.6% and 10.8%, respectively, compared to 9.5% and 10.7%, respectively, at December 31, 2000.

    The following table compares the Company's and the Bank's actual capital ratios at June 30, 2001, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.9%	10.8%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.7%	9.6%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.1%	8.0%	4.0%	5.0%

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

    During the six months ended June 30, 2001 and 2000, the Company experienced net cash inflows of $27.7 million and $14.3 million, respectively, from operating activities. The increase in net cash inflows from operating activities was primarily due to proceeds from the sale of securitized loans, while growth in interest income on loans and investment securities can be attributed for the increase in operating cash inflows for the same period in 2000. Net cash inflows from investing activities totaled $80.6 million for the six months ended June 30, 2001 which can be attributed to net proceeds from the sale of investment securities available for sale and loans receivable, as well as cash acquired through the purchase of Prime Bank in January 2001. For the first half of 2000, net cash outflows from investing activities totaled $192.3 million primarily due to the growth in the Bank's loan portfolio. The Company experienced net cash inflows from financing activities of $9.7 million for the first six months of 2001 primarily due to the growth in deposits partially offset by repayment of FHLB advances and short-term borrowings. During the first half of 2000, the growth in deposits and short-term borrowings largely accounted for net cash inflows from financing activities of $186.9 million.

    As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At June 30, 2001, the Bank's available borrowing capacity includes approximately $40.0 million in repurchase arrangements, $85.0 million in federal funds line facilities, and $241.0 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At June 30, 2001, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

    The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2001, total dividends paid by the Bank to East West Bancorp, Inc. totaled $6.2 million, compared with $1.2 million for the same period in 2000. As of June 30, 2001, approximately $48.2 million of undivided profits of the Bank were available for dividends to the Company.

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

    The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2001 and December 31, 2000, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	June 30, 2001	December 31, 2000	June 30, 2001	December 31, 2000
+200	12.9%	7.4%	(3.5)%	(10.7)%
+100	8.8%	4.6%	(0.2)%	(5.0)%
-100	(2.6)%	(4.6)%	0.2%	2.1%
-200	(8.1)%	(9.2)%	(3.0)%	(0.8)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

    All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2001 and December 31, 2000. At June 30, 2001 and December 31, 2000, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

    The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of June 30, 2001 and December 31, 2000. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	2001	2002	2003	2004	2005	After 2006	Total	Fair Value at June 30, 2001
	(Dollars in thousands)
At June 30, 2001:
Assets:
Short-term investments	$115,000	$—	$—	$—	$—	$—	$115,000	$115,000
Weighted average rate	4.00%	—%	—%	—%	—%	—%	4.00%
Investment securities available-for-sale (fixed rate)	$21,091	$15,902	$14,379	$12,996	$11,740	$94,104	$170,212	$166,928
Weighted average rate	6.10%	6.06%	6.06%	6.06%	6.06%	6.06%	6.06%
Investment securities available-for-sale (variable rate)	$192,417	$—	$—	$—	$—	$—	$192,417	$190,536
Weighted average rate	5.30%	—%	—%	—%	—%	—%	5.30%
Total gross loans	$1,574,400	$150,415	$118,363	$48,764	$44,271	$37,996	$1,974,209	$1,987,153
Weighted average rate	7.65%	8.10%	8.26%	8.12%	7.90%	8.34%	7.74%
Liabilities:
Checking accounts	$160,823	$—	$—	$—	$—	$—	$160,823	$160,823
Weighted average rate	1.34%	—%	—%	—%	—%	—%	1.34%
Money market accounts	$162,612	$—	$—	$—	$—	$—	$162,612	$162,612
Weighted average rate	2.93%	—%	—%	—%	—%	—%	2.93%
Savings deposits	$215,139	$—	$—	$—	$—	$—	$215,139	$215,139
Weighted average rate	1.25%	—%	—%	—%	—%	—%	1.25%
Time deposits	$1,329,261	$39,303	$3,377	$1,686	$1,490	$20	$1,375,137	$1,380,750
Weighted average rate	4.64%	4.85%	5.44%	5.77%	5.94%	4.33%	4.65%
Short-term borrowings	$7,000	$—	$—	$—	$—	$—	$7,000	$7,000
Weighted average rate	4.31%	—%	—%	—%	—%	—%	4.31%
FHLB advances	$30,000	$9,000	$30,000	$—	$—	$—	$69,000	$70,809
Weighted average rate	6.03%	6.21%	5.33%	—%	—%	—%	5.75%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$27,477
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

	Expected Maturity or Repricing Date by Year
	2001	2002	2003	2004	2005	After 2006	Total	Fair Value at December 31, 2000
	(Dollars in thousands)
At December 31, 2000:
Assets:
Short-term investments	$4,500	$—	$—	$—	$—	$—	$4,500	$4,500
Weighted average rate	6.50%	—%	—%	—%	—%	—%	6.50%
Investment securities available-for-sale (fixed rate)	$45,424	$47,364	$33,865	$25,084	$21,014	$101,436	$274,187	$267,050
Weighted average rate	6.12%	6.17%	6.11%	6.15%	6.15%	6.19%	6.16%
Investment securities available-for-sale (variable rate)	$226,109	$—	$—	$—	$—	$—	$226,109	$221,240
Weighted average rate	7.09%	—%	—%	—%	—%	—%	7.09%
Total gross loans	$1,456,775	$139,424	$106,963	$48,110	$26,958	$36,206	$1,814,436	$1,812,765
Weighted average rate	9.17%	8.18%	8.51%	8.13%	8.31%	8.10%	8.98%
Liabilities:
Checking accounts	$111,228	$—	$—	$—	$—	$—	$111,228	$111,228
Weighted average rate	1.39%	—%	—%	—%	—%	—%	1.39%
Money market accounts	$122,079	$—	$—	$—	$—	$—	$122,079	$122,079
Weighted average rate	4.19%	—%	—%	—%	—%	—%	4.19%
Savings deposits	$212,411	$—	$—	$—	$—	$—	$212,411	$212,411
Weighted average rate	2.05%	—%	—%	—%	—%	—%	2.05%
Time deposits	$1,207,804	$53,043	$6,505	$1,737	$2,389	$29,910	$1,301,388	$1,299,899
Weighted average rate	5.84%	5.99%	5.94%	5.27%	6.09%	7.00%	5.87%
Short-term borrowings	$38,000	$—	$—	$—	$—	$—	$38,000	$38,013
Weighted average rate	6.60%	—%	—%	—%	—%	—%	6.60%
FHLB advances	$244,000	$10,000	$14,000	$—	$—	$—	$268,000	$268,074
Weighted average rate	6.53%	6.33%	5.94%	—%	—%	—%	6.49%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$22,797
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

    The Bank entered into interest rate swap agreements for the purpose of converting fixed rate brokered certificates of deposits to floating rate liabilities. The gross notional amount of interest rate swap agreements totaled $30.0 million at December 31, 2000. There were no interest rate swap agreements outstanding at June 30, 2001. The Bank adopted SFAS No. 133 effective January 1, 2001. The adoption of this standard resulted in a cumulative pre-tax reduction to earnings of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of the interest rate swap agreements. Pursuant to the adoption of SFAS No. 133, the Company recorded these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings.

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

    The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of June 30, 2001 and December 31, 2000. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

	Expected Maturity
	2001	2002	2003	2004	After 2004	Total	Average Expected Maturity
	(Dollars in thousands)
At June 30, 2001:
Interest rate cap agreements:
Notional amount	$—	$18,000	$—	$—	$—	$18,000	1.3 Years
Libor cap rate	—%	7.00%	—%	—%	—%	7.00%
	Expected Maturity
	2001	2002	2003	2004	After 2004	Total	Unrealized Gain (Loss)	Average Expected Maturity
	(Dollars in thousands)
At December 31, 2000:
Interest rate swap agreements:
Notional amount	$—	$—	$—	$—	$30,000	$30,000	$(149)	8.6 Years
Weighted average receive rate	—%	—%	—%	—%	7.00%	7.00%
Weighted average pay rate	—%	—%	—%	—%	6.61%	6.61%
Interest rate cap agreements:
Notional amount	$18,000	$18,000	$—	$—	$—	$36,000	$—	1.1 Years
Libor cap rate	6.50%	7.00%	—%	—%	—%	6.75%

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

(b)
Reports on Form 8-K

    The Company filed no reports on Form 8-K during the second quarter of 2001.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001
EAST WEST BANCORP, INC. (Registrant)
	By:	/s/ JULIA GOUW JULIA GOUW Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data) (unaudited)
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands) (Unaudited)
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
EAST WEST BANCORP, INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended June 30, 2001 and 2000 (Unaudited)
PART II—OTHER INFORMATION
SIGNATURE