Form 10-Q
period 2001-09-30
EAST WEST BANCORP INC
filed 2001-11-14
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 000-24939

EAST WEST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4703316 (I.R.S. Employer Identification No.)
415 Huntington Drive, San Marino, California (Address of principal executive offices)	91108 (Zip Code)

Registrant's telephone number, including area code: (626) 799-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class NONE	Name of each exchange on which registered NONE

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

    Number of shares of common stock of the registrant outstanding as of October 31, 2001: 23,392,638 shares

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements	3-7
	Notes to Interim Consolidated Financial Statements	8-13
Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations	14-37
Item 3.	Quantitative and Qualitative Disclosures of Market Risks	37
PART II—OTHER INFORMATION		38
Item 1.	Legal Proceedings	38
Item 2.	Changes in Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits and Reports on Form 8-K	38-39
SIGNATURE		40

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$273,594	$63,048
Certificate of deposit	100	—
Investment securities available for sale, at fair value (with amortized cost of $351,429 in 2001 and $500,296 in 2000)	351,346	488,290
Loans receivable, net of allowance for loan losses of $26,013 in 2001 and $23,848 in 2000 (Note 6)	2,048,782	1,789,988
Investment in Federal Home Loan Bank stock, at cost	8,866	14,845
Other real estate owned	—	801
Investments in affordable housing partnerships	19,878	19,676
Premises and equipment, net	27,294	26,630
Premiums on deposits acquired, net	9,787	7,696
Excess of purchase price over fair value of net assets acquired, net	20,283	16,497
Accrued interest receivable and other assets	57,890	47,993
Deferred tax assets	454	10,507

TOTAL	$2,818,274	$2,485,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$470,094	$201,456
Interest-bearing	1,990,297	1,747,106

Total deposits	2,460,391	1,948,562
Short-term borrowings	—	38,000
Federal Home Loan Bank advances	69,000	268,000
Notes payable	900	—
Accrued expenses and other liabilities	29,928	22,897
Junior subordinated debt securities	20,750	20,750

Total liabilities	2,580,969	2,298,209

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE PRICE, NET	1,382	1,613
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—25,660,572 shares and 24,508,331 shares in 2001 and 2000, respectively Outstanding—23,348,603 shares and 22,660,590 shares in 2001 and 2000, respectively	26	25
Additional paid in capital	143,659	118,039
Retained earnings	126,965	99,764
Deferred compensation	(871)	(1,344)
Treasury stock, at cost: 2,311,969 shares in 2001 and 1,847,741 shares in 2000	(33,766)	(23,060)
Accumulated other comprehensive loss, net of tax	(90)	(7,275)

Total stockholders' equity	235,923	186,149

TOTAL	$2,818,274	$2,485,971

See accompanying notes to interim consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$37,995	$38,119	$118,468	$111,163
Investment securities available for sale	4,535	8,202	18,318	24,344
Short-term investments	1,741	536	2,977	743
Federal Home Loan Bank stock	120	432	544	1,400

Total interest and dividend income	44,391	47,289	140,307	137,650

INTEREST EXPENSE
Customer deposit accounts	18,001	19,301	59,847	52,120
Short-term borrowings	26	639	1,033	1,410
Federal Home Loan Bank advances	978	4,281	4,924	16,396
Junior subordinated debt securities	566	490	1,704	811

Total interest expense	19,571	24,711	67,508	70,737

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,820	22,578	72,799	66,913
PROVISION FOR LOAN LOSSES	1,500	1,300	3,717	4,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,320	21,278	69,082	62,813

NONINTEREST INCOME
Loan fees	957	418	2,837	1,376
Branch fees	1,269	1,140	3,881	3,616
Letters of credit fees and commissions	950	1,139	3,038	3,301
Net gain on sales of loans	17	—	767	—
Net gain on sales of investment securities available for sale	388	—	2,046	261
Net gain (loss) on trading securities	(1)	(60)	413	(12)
Net gain on sales of affordable housing partnerships	—	374	—	1,279
Net gain on disposal of fixed assets	131	—	139	—
Amortization of fair value of net assets acquired in excess of purchase price	23	104	231	312
Other operating income	917	545	2,836	1,389

Total noninterest income	4,651	3,660	16,188	11,522

NONINTEREST EXPENSE
Compensation and employee benefits	6,003	5,080	18,299	14,751
Net occupancy	2,614	1,892	7,388	5,598
Data processing	444	459	1,333	1,380
Amortization of premiums on deposits acquired and excess of purchase price over fair value of net assets acquired	847	865	2,916	2,487
Amortization of investments in affordable housing partnerships	764	958	2,798	2,914
Deposit insurance premiums and regulatory assessments	142	119	408	339
Other real estate owned operations, net	(3)	(108)	30	(115)
Other operating expenses	4,458	2,985	12,393	8,807

Total noninterest expense	15,269	12,250	45,565	36,161

INCOME BEFORE PROVISION FOR INCOME TAXES	12,702	12,688	39,705	38,174
PROVISION FOR INCOME TAXES	2,921	3,910	10,337	12,319

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,781	8,778	29,368	25,855
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	(87)	—

NET INCOME	$9,781	$8,778	$29,281	$25,855

BASIC EARNINGS PER SHARE, BEFORE AND AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.43	$0.39	$1.27	$1.16
DILUTED EARNINGS PER SHARE, BEFORE AND AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.41	$0.38	$1.21	$1.12
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	22,964	22,406	23,064	22,367
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	24,038	23,356	24,106	22,991

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Gain (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2000	$24	$111,306	$67,001	$(863)	$(14,659)	$(12,729)		$150,080
Comprehensive income
Net income for the year			35,467				$35,467	35,467
Net unrealized gain on securities						5,454	5,454	5,454

Comprehensive income							$40,921

Stock compensation cost		16		405				421
Tax benefit from option exercise		55						55
Issuance of 16,444 shares under Stock Option Plan		164						164
Issuance of 1,500 shares under Restricted Stock Plan		18		(18)				—
Issuance of 53,584 shares under Employee Stock Purchase Plan		496						496
Issuance of 424,781 shares under Stock Warrants Plan	1	4,247						4,248
Issuance of 103,291shares for acquisition of Risk Services, Inc.		1,737		(868)				869
Purchase of 361,878 shares of treasury stock					(8,401)			(8,401)
Dividends paid on common stock			(2,704)					(2,704)

BALANCE, DECEMBER 31, 2000	25	118,039	99,764	(1,344)	(23,060)	(7,275)		186,149
Comprehensive income
Net income for the period			29,281				$29,281	29,281
Net unrealized gain on securities						7,185	7,185	7,185

Comprehensive income							$36,466

Stock compensation cost		47		252				299
Tax benefit from option exercise		1,136						1,136
Issuance of 195,017 shares under Stock Option Plan		1,978						1,978
Issuance of 18,631 shares under Employee Stock Purchase Plan		300						300
Issuance of 25,886 shares under Stock Warrants Plan		259						259
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Issuance of 400,000 shares in connection with in-store banking operations	1	6,943						6,944
Issuance of 300,000 shares of warrants in connection with in-store banking operations		2,697						2,697
Release of 13,147 shares related to acquisition of Risk Services, Inc.				221				221
Purchase of 464,228 shares of treasury stock					(10,706)			(10,706)
Dividends paid on common stock			(2,080)					(2,080)

BALANCE, SEPTEMBER 30, 2001	$26	$143,659	$126,965	$(871)	$(33,766)	$(90)		$235,923

Disclosure of reclassification amount:	Nine Months Ended September 30, 2001	Year Ended December 31, 2000
	(In thousands)
Unrealized holding gain arising during period, net of tax expense of $5,608 in 2001 and $3,685 in 2000	$8,413	$5,528
Less: Reclassification adjustment for gain included in net income, net of tax expense of $818 in 2001 and $49 in 2000	(1,228)	(74)

Net unrealized gain on securities, net of tax expense of $4,790 in 2001 and $3,636 in 2000	$7,185	$5,454

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,281	$25,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,313	6,427
Net loan fees deferred	1,140	1,101
Stock compensation costs	299	325
Deferred tax provision (benefit)	2,102	(2,497)
Provision for loan losses	3,717	4,100
Provision for other real estate owned losses	33	—
Net gain on sales of investment securities, loans and other assets	(3,664)	(1,770)
Net (gain) loss on trading securities	(413)	12
Federal Home Loan Bank stock dividends	(682)	(1,386)
Proceeds from sale of securitized loans	13,603	—
Proceeds from sale of loans held for sale	52,365	8,284
Originations of loans held for sale	(59,519)	(8,383)
Net change in accrued interest receivable and other assets, net of effects from purchases of American International Bank in 2000 and Prime Bank in 2001	(2,028)	(9,865)
Net change in accrued expenses and other liabilities, net of effects from purchases of American International Bank in 2000 and Prime Bank in 2001	7,477	17,593

Total adjustments	21,743	13,941

Net cash provided by operating activities	51,024	39,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(163,147)	(82,373)
Purchases of:
Interest bearing deposits in banks	—	(100)
Investment securities available for sale	(116,202)	(98,066)
Loans receivable	(128,979)	(140,008)
Federal Home Loan Bank stock	—	(1,326)
Investments in affordable housing partnerships	(3,000)	(5,544)
Premises and equipment	(3,654)	(7,334)
Proceeds from sale of:
Investment securities available for sale	176,225	64,639
Loans receivable	67,521	—
Other real estate owned	788	783
Investments in affordable housing partnerships	—	9,552
Premises and equipment	1,767	—
Proceeds from redemption of interest bearing deposits in banks	—	100
Repayments, maturity and redemption of investment securities available for sale	127,946	55,754
Redemption of Federal Home Loan Bank stock	6,661	10,812
Repayments on foreclosed properties	—	38
Payment for investment in nonbank entity	(1,192)	(250)
Payment for purchase of First Central Bank, net of cash received	—	(380)
Payment for purchase of American International Bank, net of cash received	—	(24,514)
Payment for purchase of Risk Services, Inc., net of cash received	—	(311)
Cash acquired from purchase of Prime Bank, net of cash paid	20,398	—

Net cash used in investing activities	(14,868)	(218,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	413,755	376,702
Net (decrease) increase in short-term borrowings	(38,000)	37,400
Proceeds from Federal Home Loan Bank advances	2,834,500	13,250,000
Repayment of Federal Home Loan Bank advances	(3,033,500)	(13,498,000)
Proceeds from issuance of junior subordinated debt securities	—	20,750
Repayment of notes payable on affordable housing investments	—	(1,532)
Proceeds from common stock options exercised	1,978	107
Proceeds from stock warrants exercised	259	2,325
Proceeds from employee stock purchase plan	300	285
Net proceeds from issuance of common stock related to acquisition of Risk Services, Inc.	—	869
Proceeds from issuance of common stock related to in-store banking operations	7,884	—
Repurchases of common stock	(10,706)	(111)
Dividends paid on common stock	(2,080)	(2,019)

Net cash provided by financing activities	174,390	186,776

NET INCREASE IN CASH AND CASH EQUIVALENTS	210,546	8,044
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,048	43,497

CASH AND CASH EQUIVALENTS, END OF PERIOD	$273,594	$51,541

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$69,634	$68,712
Income tax payments, net	1,524	14,232
Noncash investing and financing activities:
Other real estate acquired through foreclosure	—	1,025
Loans exchanged for mortgage-backed securities	13,302	—
Real Estate investment financed through notes payable	900	—
Issuance of common stock in connection with the acquisition of Prime Bank	12,260	—

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)

1. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, East West Bank and subsidiaries (the "Bank") and Risk Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

    The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended September 30, 2001 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10K for the year ended December 31, 2000.

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

    The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were used to hedge fixed rate brokered certificates of deposit totaling $30.0 million. Pursuant to the adoption of SFAS No. 133, the Company records these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings. For the nine months ended September 30, 2001, the total amount of net gains recorded in current earnings amounted to $215 thousand. No interest rate swap agreements were outstanding at September 30, 2001.

3. OTHER DERIVATIVES

    The Company has also entered into interest rate cap agreements which are primarily linked to the three-month LIBOR. Prior to October 1, 1999, the Company used interest rate caps for purposes of hedging against market fluctuations in the Bank's available-for-sale securities portfolio. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, the Company ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio, effective October 1, 1999. The Company continues to record these interest rate caps at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of these interest rate cap agreements. One of these interest rate cap agreements, with a notional amount of $18.0 million, matured in April 2001. Only one interest cap agreement is outstanding at September 30, 2001. This remaining interest rate cap agreement, with a notional amount of $18.0 million, will mature in October 2002.

    At September 30, 2001, the Company also has outstanding warrants to purchase common stock of various companies. The warrants were received by the Company in connection with certain lending relationships. The estimated fair value of the warrants, if any, is not material at September 30, 2001.

4. ACQUISITION OF PRIME BANK

    On January 16, 2001, the Company completed its acquisition of Prime Bank in a combination of shares and cash valued at $16.6 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, all assets and liabilities of Prime Bank were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and fair values has been reflected in deferred income taxes. The Company recorded total goodwill of approximately $5.6 million and core deposit premium of $3.9 million, which are being amortized using the straight-line method over 15 years and 7 years, respectively. At December 31, 2000, Prime Bank had total assets of $128.4 million and total stockholders' equity of $9.0 million.

5. IN-STORE BANKING PROGRAM

    On August 30, 2001, the Company entered into an exclusive ten-year agreement with 99 Ranch Market to provide supermarket banking in their stores throughout California. The initial introduction of the program is expected to include the opening of branches in targeted locations in Southern California during the first quarter of 2002. 99 Ranch is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Seattle, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. Tawa Supermarket Companies is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch stores are located.

    In conjunction with the agreement with 99 Ranch Market, the Company has issued 300,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share. These warrants will vest over six years and are intended to provide direct benefit to 99 Ranch executives that make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants is $2.7 million.

    To further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 400,000 newly issued shares of East West Bancorp, Inc. common stock totaling $7.9 million. The shares were sold for cash at a price of $19.71 per share. No underwriting discounts or commissions were paid in connection with this transaction. The proceeds from the sale of the shares will be used for working capital and the repurchase of shares. The shares are restricted and unregistered, and will become registered two years from the transaction date of August 30, 2001. Upon the two-year anniversary, 40% of the shares will become available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares is $6.9 million.

    The excess of the combined fair values of the issued warrants and the purchased shares over the total consideration paid by the senior executives of 99 Ranch Market for the newly issued shares will be treated as an intangible asset and will be amortized over the life of the agreement.

6. LOANS HELD FOR SALE

    Loans held for sale were $8.1 million and $1.1 million at September 30, 2001 and December 31, 2000, respectively. Loans held for sale are recorded at the lower of cost or market.

7. COMMITMENTS AND CONTINGENCIES

    Credit Extensions—In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. As of September 30, 2001, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $430.3 million, $227.2 million, and $127.3 million, respectively.

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

8. STOCKHOLDERS' EQUITY

    Earnings Per Share—The actual number of shares outstanding at September 30, 2001 was 23,348,603. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

    The following tables set forth the Company's earnings per share calculations for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,
	2001			2000
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$9,781	22,964	$0.43	$8,778	22,406	$0.39
Effect of dilutive securities:
Stock options	—	1,005		—	718
Restricted stock	—	51		—	40
Stock warrants	—	18		—	192

Dilutive earnings per share	$9,781	24,038	$0.41	$8,778	23,356	$0.38

	Nine Months Ended September 30,
	2001			2000
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$29,281	23,064	$1.27	$25,855	22,367	$1.16
Effect of dilutive securities:
Stock options	—	975		—	467
Restricted stock	—	47		—	29
Stock warrants	—	20		—	128

Dilutive earnings per share	$29,281	24,106	$1.21	$25,855	22,991	$1.12

    Quarterly Dividends—During 2001, the Company's Board of Directors declared regular quarterly common stock cash dividends of $0.03 per share. Quarterly cash dividends were paid on or about February 14, 2001, May 16, 2001 and August 14, 2001 to shareholders of record on February 1, 2001, May 4, 2001 and July 31, 2001, respectively. For the nine months ended September 30, 2001, cash dividends totaling $2.1 million have been paid to the Company's shareholders.

    Stock Repurchase Programs—On January 16, 2001, the Company's Board of Directors authorized the repurchase of up to $7.0 million of its common stock. The Company has completed this repurchase program repurchasing 302,500 shares for a total of $7.0 million. On March 21, 2001, the Company's Board of Directors initiated another share repurchase program, authorizing the repurchase of up to an additional $7.0 million of its common stock. As of September 30, 2001, the Company has repurchased 156,000 shares of its common stock for approximately $3.6 million in conjunction with this most recent stock repurchase program.

9. BUSINESS SEGMENTS

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

    The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$14,597	$12,359	$6,396	$9,954	$1,085	$44,391
Charge for funds used	(8,059)	(7,535)	(5,766)	(6,813)	156	(28,017)

Interest spread on funds used	6,538	4,824	630	3,141	1,241	16,374

Interest expense	(14,548)	(742)	(4,281)	—	—	(19,571)
Credit on funds provided	21,634	1,443	4,940	—	—	28,017

Interest spread on funds provided	7,086	701	659	—	—	8,446

Net interest income	$13,624	$5,525	$1,289	$3,141	$1,241	$24,820

Depreciation and amortization	$1,267	$207	$(83)	$218	$715	$2,324
Segment pretax profit	$1,016	$5,601	$1,325	$2,541	$2,219	$12,702
Segment assets as of September 30, 2001	$779,026	$749,464	$570,316	$523,486	$195,982	$2,818,274

	Three Months Ended September 30, 2000
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$9,371	$17,946	$9,211	$9,912	$849	$47,289
Charge for funds used	(6,503)	(12,816)	(9,063)	(8,570)	(277)	(37,229)

Interest spread on funds used	2,868	5,130	148	1,342	572	10,060

Interest expense	(13,983)	(1,471)	(9,257)	—	—	(24,711)
Credit on funds provided	23,461	2,791	10,977	—	—	37,229

Interest spread on funds provided	9,478	1,320	1,720	—	—	12,518

Net interest income	$12,346	$6,450	$1,868	$1,342	$572	$22,578

Depreciation and amortization	$1,085	$148	$59	$140	$732	$2,164
Segment pretax profit	$5,715	$3,395	$1,997	$1,021	$560	$12,688
Segment assets as of September 30, 2000	$516,372	$695,106	$507,559	$541,640	$125,848	$2,386,525

	Nine Months Ended September 30, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$44,376	$39,735	$21,839	$30,894	$3,463	$140,307
Charge for funds used	(26,569)	(25,603)	(19,836)	(22,244)	137	(94,115)

Interest spread on funds used	17,807	14,132	2,003	8,650	3,600	46,192

Interest expense	(46,624)	(2,649)	(18,235)	—	—	(67,508)
Credit on funds provided	68,650	4,935	20,530	—	—	94,115

Interest spread on funds provided	22,026	2,286	2,295	—	—	26,607

Net interest income	$39,833	$16,418	$4,298	$8,650	$3,600	$72,799

Depreciation and amortization	$3,979	$665	$(116)	$345	$2,440	$7,313
Segment pretax profit	$8,334	$13,218	$5,847	$6,906	$5,400	$39,705
Segment assets as of September 30, 2001	$779,026	$749,464	$570,316	$523,486	$195,982	$2,818,274

	Nine Months Ended September 30, 2000
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$35,053	$45,487	$26,415	$28,506	$2,189	$137,650
Charge for funds used	(23,829)	(32,343)	(25,510)	(24,112)	(393)	(106,187)

Interest spread on funds used	11,224	13,144	905	4,394	1,796	31,463

Interest expense	(38,167)	(3,972)	(28,598)	—	—	(70,737)
Credit on funds provided	65,279	7,614	33,294	—	—	106,187

Interest spread on funds provided	27,112	3,642	4,696	—	—	35,450

Net interest income	$38,336	$16,786	$5,601	$4,394	$1,796	$66,913

Depreciation and amortization	$3,119	$336	$294	$502	$2,176	$6,427
Segment pretax profit	$17,779	$10,668	$5,145	$3,468	$1,114	$38,174
Segment assets as of September 30, 2000	$584,726	$626,752	$507,559	$541,640	$125,848	$2,386,525

10. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS 142 will result in the Bank's discontinuation of the amortization of positive goodwill effective January 1, 2002. The total expected annual amortization expense for positive goodwill is $1.5 million for 2001. Positive goodwill will continue to be reviewed for impairment on an annual basis. Further, as a consequence of adopting SFAS 142, the expected remaining balance of negative goodwill of $1.4 million at December 31, 2001 will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. The total expected annual amortization expense for negative goodwill is $94 thousand for 2001.

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

Results of Operations

    The Company reported third quarter 2001 net income of $9.8 million, or $0.43 per basic share and $0.41 per diluted share, compared with $8.8 million, or $0.39 per basic share and $0.38 per diluted share, reported during the third quarter of 2000. The 11% increase in net earnings is primarily attributable to higher net interest income and noninterest-related revenues and a lower provision for income taxes, partially offset by higher operating expenses and provision for loan losses. The Company's annualized return on average total assets decreased to 1.46% for the quarter ended September 30, 2001, from 1.50% for the same period in 2000. The annualized return on average stockholders' equity decreased to 17.47% for the third quarter of 2001, compared with 20.97% for the third quarter of 2000.

    Net income for the nine months ended September 30, 2001 increased to $29.3 million, or $1.27 per basic share and $1.21 per diluted share, from $25.9 million, or $1.16 per basic share and $1.12 per diluted share, for the first nine months of 2000. The annualized return on average total assets increased to 1.51% for the first three quarters of 2001, compared with 1.48% for the same period in 2000. The annualized return on average stockholders' equity decreased to 18.42% for the first three quarters of 2001, compared with 21.70% for the same period in 2000.

Components of Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In millions)
Net interest income	$24.8	$22.6	$72.8	$66.9
Provision for loan losses	(1.5)	(1.3)	(3.7)	(4.1)
Noninterest income	4.7	3.7	16.2	11.5
Noninterest expense	(15.3)	(12.3)	(45.6)	(36.1)
Provision for income taxes	(2.9)	(3.9)	(10.3)	(12.3)
Cumulative effect of change in accounting principle	—	—	(0.1)	—

Net income	$9.8	$8.8	$29.3	$25.9

Annualized return on average total assets	1.46%	1.50%	1.51%	1.48%

Net Interest Income

    The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the third quarter of 2001 totaled $24.8 million, a 10% increase over net interest income of $22.6 million for the same period in 2000.

    Total interest and dividend income during the quarter ended September 30, 2001 decreased 6% to $44.4 million compared with $47.3 million during the same period in 2000 primarily due to lower yields and reduced volume of the Company's investment securities portfolio. Year-to-date interest and dividend income increased 2% to $140.3 million, from $137.7 million during the first three quarters of 2000. The increase in interest and dividend income during the first nine months of 2001 is attributable primarily to a 10% growth in average earning assets, partially offset by lower yields on every category of earning assets resulting from the continued decline in overall interest rates. Growth in the Bank's average loan and short-term investments portfolio, partially offset by decreases in investment securities and FHLB stock, triggered the growth in average earning assets. The net growth in average earning assets was funded largely by increases in time deposits, noninterest-bearing demand deposits, interest-bearing checking accounts, and money market accounts.

    Total interest expense during the third quarter of 2001 decreased 21% to $19.6 million compared with $24.7 million for the same period a year ago. For the nine months ended September 30, 2001, total interest expense decreased 5% to $67.5 million, from $70.7 million for the first nine months of 2000. The decrease in interest expense during the third quarter and first nine months of 2001 is predominantly attributable to lower rates paid on substantially all categories of interest-bearing liabilities compounded by a lower volume of FHLB advances. Despite several progressive cuts in interest rates during the year, the decline in interest expense for the nine months ended September 30, 2001 has been tempered by the lag in the repricing of the Company's substantial portfolio of time deposits.

    Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 15 basis points to 3.94% for the third quarter of 2001, compared with 4.09% for the third quarter of 2000. For the first nine months of 2001, the Company's net interest margin decreased 6 basis points to 3.98%, from 4.04% for the same period a year ago. Overall yields on earning assets are significantly lower during the quarter and nine months ended September 30, 2001, when compared to the same periods in the prior year, primarily due to several progressive declines in interest rates since the beginning of the year. The reduction in prevailing interest rates had a particularly sharp impact during the third quarter of 2001, which evidenced a 151 basis point decline in the Company's overall yield on earning assets to 7.05%, compared to 8.56% for the third quarter of 2000. Similarly, the overall yield on average earning assets for the first nine months of 2001 declined 64 basis points to 7.67%, compared to 8.31% for the same period a year ago.

    The Company's cost of funds for the third quarter of 2001 decreased 126 basis points to 3.82% in response to the declining interest rate environment, compared to 5.08% for the third quarter of 2000. Similarly, for the nine months ended September 30, 2001, the Company's cost of funds decreased 38 basis points to 4.42%, compared to 4.80% for the first three quarters of 2000. Despite the continued usage of noninterest demand deposits as a considerable funding source, the Company is not immune to the unfavorable impact of significant declines in market interest rates. The recent interest rate decreases had a disproportional effect on asset yields and differences in the timing of deposit repricing have resulted in a contraction of the Company's net interest spread and net interest margin. Management anticipates that the Company's net interest margin will continue to be negatively impacted by interest rate cuts.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2001 and 2000:

	Three Months Ended September 30,
	2001			2000
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$186,373	$1,741	3.74%	$28,747	$536	7.44%
Taxable investment securities (2)(3)	339,751	4,535	5.34%	508,412	8,202	6.45%
Loans receivable (2)(4)	1,984,577	37,995	7.66%	1,653,432	38,119	9.22%
FHLB stock	8,814	120	5.45%	19,663	432	8.79%

Total interest-earning assets	2,519,515	44,391	7.05%	2,210,254	47,289	8.56%

Noninterest-earning assets:
Cash and due from banks	55,069			44,217
Allowance for loan losses	(26,215)			(25,040)
Other assets	126,516			107,889

Total assets	$2,674,885			$2,337,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	161,381	497	1.23%	108,417	355	1.31%
Money market accounts	218,083	1,600	2.93%	116,800	1,097	3.76%
Savings deposits	219,976	646	1.17%	219,986	1,089	1.98%
Time deposits	1,357,365	15,258	4.50%	1,195,534	16,760	5.61%
Short-term borrowings	2,304	26	4.51%	37,712	639	6.79%
FHLB advances	69,543	978	5.63%	254,064	4,281	6.74%
Junior subordinated debt securities	20,750	566	10.91%	18,033	490	10.85%

Total interest-bearing liabilities	2,049,402	19,571	3.82%	1,950,546	24,711	5.08%

Noninterest-bearing liabilities
Demand deposits	369,253			190,077
Other liabilities	32,334			29,249
Stockholders' equity	223,896			167,448

Total liabilities and stockholders' equity	$2,674,885			$2,337,320

Interest rate spread			3.23%			3.48%

Net interest income and net interest margin		$24,820	3.94%		$22,578	4.09%

(1)
Annualized
(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.
(3)
Average balances exclude unrealized gains or losses on available for sale securities.
(4)
Average balances include nonperforming loans.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2001 and 2000:

	Nine Months Ended September 30,
	2001			2000
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$93,584	$2,977	4.24%	$13,247	$743	7.47%
Taxable investment securities (2)(3)	408,879	18,318	5.97%	517,371	24,344	6.27%
Loans receivable (2)(4)	1,925,578	118,468	8.20%	1,653,777	111,163	8.96%
FHLB stock	11,507	544	6.30%	23,699	1,400	7.88%

Total interest-earning assets	2,439,548	140,307	7.67%	2,208,094	137,650	8.31%

Noninterest-earning assets:
Cash and due from banks	53,554			47,949
Allowance for loan losses	(25,669)			(24,147)
Other assets	122,603			98,940

Total assets	$2,590,036			$2,330,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	148,724	1,592	1.43%	107,270	1,013	1.26%
Money market accounts	161,037	3,828	3.17%	106,366	2,831	3.55%
Savings deposits	212,023	2,133	1.34%	219,548	3,171	1.93%
Time deposits	1,356,703	52,294	5.14%	1,142,216	45,105	5.27%
Short-term borrowings	25,886	1,033	5.32%	28,629	1,410	6.57%
FHLB advances	110,040	4,924	5.97%	352,716	16,396	6.20%
Junior subordinated debt securities	20,750	1,704	10.95%	9,978	811	10.84%

Total interest-bearing liabilities	2,035,163	67,508	4.42%	1,966,723	70,737	4.80%

Noninterest-bearing liabilities
Demand deposits	311,424			181,970
Other liabilities	31,448			23,294
Stockholders' equity	212,001			158,849

Total liabilities and stockholders' equity	$2,590,036			$2,330,836

Interest rate spread			3.25%			3.51%

Net interest income and net interest margin		$72,799	3.98%		$66,913	4.04%

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

	Three Months Ended September 30, 2001 vs 2000			Nine Months Ended September 30, 2001 vs 2000
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume (1)	Rates (1)		Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$1,206	$1,326	$(120)	$2,235	$2,296	$(61)
Taxable investment securities	(3,666)	(2,412)	(1,254)	(6,027)	(5,551)	(476)
Loans receivable, net	(126)	(823)	697	7,305	9,055	(1,750)
FHLB stock	(312)	(185)	(127)	(856)	(747)	(109)

Total interest and dividend income	$(2,898)	$(2,094)	$(804)	$2,657	$5,053	$(2,396)

INTEREST-BEARING LIABILITIES:
Checking accounts	$142	$162	$(20)	$579	$513	$66
Money market accounts	503	673	(170)	997	1,081	(84)
Savings deposits	(443)	—	(443)	(1,038)	(240)	(798)
Time deposits	(1,503)	3,237	(4,740)	7,189	7,549	(360)
Short-term borrowings	(614)	(453)	(161)	(377)	(216)	(161)
FHLB advances	(3,302)	(2,690)	(612)	(11,472)	(11,243)	(229)
Junior subordinated debt securities	77	74	3	893	890	3

Total interest expense	$(5,140)	$1,003	$(6,143)	$(3,229)	$(1,666)	$(1,563)

CHANGE IN NET INTEREST INCOME	$2,242	$(3,097)	$5,339	$5,886	$6,719	$(833)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

    The provision for loan losses amounted to $1.5 million for the third quarter of 2001 compared to $1.3 million for the same period in 2000. For the first nine months of 2001, the provision for loan losses totaled $3.7 million, compared to $4.1 million for the same period in 2000. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In millions)
Loan ancillary fees	$0.96	$0.42	$2.84	$1.38
Branch fees	1.27	1.14	3.89	3.61
Letters of credit fees and commissions	0.95	1.14	3.04	3.30
Net gain on sales of loans	0.01	—	0.77	—
Net gain on sales of investment securities available for sale	0.39	—	2.04	0.26
Net gain (loss) on trading securities	—	(0.06)	0.41	(0.01)
Net gain on disposal of fixed assets	0.13	—	0.14
Net gain on sale of affordable housing investments	—	0.37	—	1.28
Amortization of negative intangibles	0.02	0.10	0.23	0.31
Other	0.92	0.55	2.83	1.39

Total	$4.65	$3.66	$16.19	$11.52

    Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, net gains on sales of loans, investment securities available for sale and affordable housing investments, net gains on trading securities and disposals of fixed assets.

    Noninterest income increased 27% to $4.7 million during the three months ended September 30, 2001 primarily due to higher loan fees, net gain on sales of available for sale securities, net gain on disposals of fixed assets, and higher other noninterest income. Included in noninterest income for the third quarter of 2001 are $387 thousand in net gains on sales of investment securities available for sale and $131 thousand in net gains from the sale of a building and associated leasehold improvements. This building previously housed a branch that has since been relocated. There were no such gains recorded during the same period in 2000. Noninterest income for the first three quarters of 2001 increased 40% to $16.2 million, from $11.5 million for the first three quarters of 2000, primarily due to higher loan fees, net gains on sales of loans and available for sale securities, net gain on trading securities and disposals of fixed assets and other noninterest-related revenues.

    Partially offsetting these increases to noninterest income during the third quarter and first nine months of 2001 is the absence of gains on sales of affordable housing investments. This compares to $374 thousand and $1.3 million in such gains recorded during the third quarter and first nine months of 2000, respectively. Further offsetting increases to noninterest income is a reduction in the amortization of negative intangibles to $23 thousand for the third quarter of 2001, from $104 thousand for the same quarter in 2000. For the nine months ended September 30, 2001, the amortization of negative intangibles decreased 26% to $231 thousand, from $312 thousand for the corresponding period in 2000. The decrease is due to the full amortization of negative core deposit intangibles in June 2001.

    Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees increased 129% to $957 thousand during the third quarter of 2001, compared to $418 thousand for the same period in 2000. For the first three quarters of 2001, ancillary loan fee income increased 106% to $2.8 million, from $1.4 million for the first three quarters of 2000. The increase in ancillary loan fees is primarily due to a significant increase in residential mortgage and commercial loan origination activity during the third quarter and first nine months of 2001 in comparison to the same periods in 2000.

    Other contributions to noninterest income include other operating income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Other operating income increased to $917 thousand, or 68%, during the third quarter of 2001, from $545 thousand recorded during the third quarter of 2000. For the nine months ended September 30, 2001, other operating income increased to $2.8 million, or 104%, from $1.4 million recorded during the first three quarters of 2000. The increase in noninterest income is primarily due to insurance commissions and other insurance-related service fee income totaling $292 thousand and $787 thousand for the third quarter and first three quarters of 2001, respectively, resulting from the acquisition of Risk Services, Inc. in August 2000. In comparison, total insurance commissions and other insurance-related fee income totaled $145 thousand during both the third quarter and first nine months of 2000. In addition, the Company also recorded interest income on officer life insurance policies totaling $322 thousand and $969 thousand for the third quarter and first three quarters of 2001, respectively, compared to $232 thousand and $537 thousand earned during the same periods in 2000. At September 30, 2001, the aggregate cash surrender value of the Company's officer life insurance policies amounted to $26.4 million compared to $22.9 million at December 31, 2000. Further contributing to other noninterest income are revenues from leased equipment totaling $178 thousand and $593 thousand during the third quarter and first nine months of 2001, respectively. These revenues represent income from equipment leased to third parties in connection with $2.1 million in operating leases entered into by the Company. In comparison, the Company recorded $67 thousand and $195 thousand in leased equipment revenues for the third quarter and first three quarters of 2000, respectively.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In millions)
Compensation and other employee benefits	$6.00	$5.08	$18.30	$14.75
Net occupancy	2.61	1.89	7.39	5.60
Amortization of positive intangibles	0.85	0.87	2.92	2.49
Amortization of affordable housing investments	0.76	0.96	2.80	2.91
Data processing	0.45	0.46	1.33	1.38
Deposit insurance premiums and regulatory assessments	0.14	0.12	0.41	0.34
Other real estate owned operations, net	—	(0.11)	0.03	(0.12)
Other	4.46	2.98	12.39	8.81

Total	$15.27	$12.25	$45.57	$36.16

Efficiency Ratio (1)	46%	40%	45%	39%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

    Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 25% to $15.3 million during the third quarter of 2001, from $12.3 million for the same period in 2000. Noninterest expense for the nine months ended September 30, 2001 increased 26% to $45.6 million, compared to $36.2 million for the first three quarters of 2000.

    Compensation and employee benefits increased 18% to $6.0 million during the third quarter of 2001, compared to $5.1 million for the same period last year. For the first nine months of 2001, compensation and employee benefits increased 24% to $18.3 million, compared to $14.8 million for the same period in 2000. The rise in compensation and employee benefits is primarily due to the acquisition of Prime Bank in mid-January 2001 and the Company's continued investment in its operating infrastructure, predominantly in the lending area.

    Occupancy expenses increased 38% to $2.6 million during the third quarter of 2001, compared to $1.9 million for the same period in 2000. For the first nine months of 2001, occupancy expenses increased 32% to $7.4 million, from $5.6 million for the same period in 2000. The increase in occupancy expenses reflects the operations for the Century City, California branch location of Prime Bank which was acquired by the Company in mid-January 2001 and increased rent expense attributed to the Company's new Oakland and Milbrae, California branch locations which were both opened during 2001. As such, these overhead factors were not present during the third quarter and first nine months of 2000. Additionally, the impact of normal rent adjustments in existing leases further contributed to the rise in occupancy expenses.

    The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), decreased 2% to $847 thousand during the third quarter of 2001, compared to $865 thousand for the third quarter of 2000. The decrease in the amortization of positive intangibles reflects the full amortization of certain core deposit intangibles during the second quarter of 2001 partially offset by the addition of positive intangibles related to the Prime Bank acquisition in mid-January 2001. For the nine months ended September 30, 2001, the amortization of positive intangibles increased 17% to $2.9 million, from $2.5 million for the same period a year ago. The increase in the amortization of positive intangibles is primarily due to the acquisition of Prime Bank. Goodwill of $5.6 million and deposit premium of $3.9 million were recorded by the Company for this transaction which are being amortized straight line over 15 and 7 years, respectively.

    Deposit insurance premiums and regulatory assessments increased 19% to $142 thousand for the three months ended September 30, 2001, compared with $119 thousand for the same period in 2000. For the nine months ended September 30, 2001, deposit insurance premiums and regulatory assessments increased 20% to $408 thousand, compared with $339 thousand for the same period in 2000. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") assessment rate to 1.96 basis points, 1.90 basis points and 1.88 basis points for the first, second and third quarters of 2001, respectively, from 2.12 basis points, 2.08 basis points and 2.06 baisis points for the same periods in 2000, deposit insurance premiums increased during the three and nine months ended September 30, 2001 as a result of the significant growth in the Bank's assessable deposit base.

    Net income related to OREO operations, which include net rental income collected from OREO properties and net gains or losses on subsequent sales, totaled $3 thousand for the third quarter of 2001, compared to net income of $108 thousand for the prior year period. For the nine months ended September 30, 2001, net expenses related to OREO operations totaled $30 thousand compared to net income of $115 thousand for the corresponding period in 2000. The decrease in OREO net income for both the third quarter and first nine months of 2001 is primarily due to lower gain on sales of OREO properties.

    The amortization of investments in affordable housing partnerships decreased 20% to $764 thousand during the third quarter of 2001, from $958 thousand for the third quarter of 2000. For the nine months ended September 30, 2001, the amortization of investments in affordable housing partnerships decreased 4% to $2.8 million, from $2.9 million for the first three quarters of 2000. The decrease in amortization reflects the impact of two sale transactions totaling $9.3 million in February 2000 and September 2000.

    Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 49% to $4.5 million during the three months ended September 30, 2001, compared with $3.0 million for the same period in 2000. For the nine months ended September 30, 2001, other operating expenses increased 41% to $12.4 million, from $8.8 million for the first three quarters of 2000. The increase in other operating expenses is due primarily to the Company's continued expansion, which includes the recent acquisition of Prime Bank, as well as its continued investment in its operating infrastructure.

    The Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), increased to 46% for the quarter ended September 30, 2001, compared to 40% for the corresponding period in 2000. For the first nine months of 2001, the Company's efficiency ratio increased to 45% from 39% for the same period a year ago. The increase in efficiency ratio is primarily due to the acquisition of Prime Bank, the Company's continued investment in its operating infrastructure, and slower growth in the Bank's net interest income and margin as a result of several progressive interest rate cuts during 2001. Management anticipates the Company's efficiency ratio to remain in the mid 40% range for the remainder of the year.

Provision for Income Taxes

    The provision for income taxes decreased 25% to $2.9 million for the third quarter of 2001, compared with $3.9 million for the same period in 2000. For the nine months ended September 30, 2001, the provision for income taxes totaled $10.3 million, a 16% decrease from the $12.3 million income tax expense recorded for the same period a year ago. Despite increases in pretax income during the third quarter and first three quarters of 2001, the provision for income taxes decreased primarily as a result of state tax benefits achieved through East West Securities Company, Inc., a regulated investment company formed and funded in July 2000. The continued realization of state tax benefits through this entity is dependent on its continuing qualification as a registered investment company under the Investment Company Act of 1940, as amended.

    The provision for income taxes for the third quarter of 2001 also reflects the utilization of tax credits totaling $855 thousand, compared to $987 thousand utilized during the same period in 2000. The third quarter 2001 provision reflects an effective tax rate of 23.0%, compared with 30.8% for the third quarter of 2000. For the first nine months of 2001, the effective tax rate of 26.0% reflects tax credits of $2.7 million, compared with an effective tax rate of 32.3% for the first three quarters of 2000 reflecting tax credits of $3.0 million.

Balance Sheet Analysis

    The Company's total assets increased $330.5 million, or 13%, to $2.82 billion, as of September 30, 2001, relative to total assets at December 31, 2000. The increase in total assets was due primarily to a $258.8 million growth in net loans receivable and a $205.5 million increase in short-term investments, partially offset by a decrease in investment securities available for sale of $136.9 million. The increase in total assets was funded by increases of $511.8 million in deposits, partially offset by decreases in short-term borrowings of $38.0 million and FHLB advances of $199.0 million.

Investment Securities Available for Sale

    Total investment securities available for sale decreased 28% to $351.3 million as of September 30, 2001, compared to total available for sale investment securities of $488.3 million at December 31, 2000. Investment securities with a net carrying value of $37.0 million were acquired from Prime Bank during the first quarter of 2001, substantially all of which were sold during the same period. Total repayments and proceeds from sales of available for sale securities amounted to $127.9 million and $176.2 million, respectively, during the nine months ended September 30, 2001. Proceeds from repayments and sales were applied towards the repayment of short-term borrowings and FHLB advances as well as funding a portion of the loan originations made during the first three quarters of 2001. The Bank recorded net gains totaling $2.0 million on sales of available for sale securities during the nine months ended September 30, 2001.

    The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of September 30, 2001 and December 31, 2000:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of September 30, 2001:
U.S. Treasury securities	$27,988	$178	$—	$28,166
U.S. Government agency securities	55,272	83	—	55,355
Obligations of states and political subdivisions	200	1	—	201
Mortgage-backed securities	236,574	1,462	(562)	237,474
Corporate securities	30,688	3	(1,266)	29,425
Mutual Fund	707	18		725

Total investment securities available for sale	$351,429	$1,745	$(1,828)	$351,346

As of December 31, 2000:
U.S. Treasury securities	$8,310	$119	$—	$8,429
U.S. Government agency securities	72,290	—	(4,908)	67,382
Obligations of states and political subdivisions	200	1	—	201
Mortgage-backed securities	390,592	99	(6,013)	384,678
Corporate securities	28,904	—	(1,304)	27,600

Total investment securities available for sale	$500,296	$219	$(12,225)	$488,290

Loans

    Net loans receivable increased $258.8 million, or 15% to $2.05 billion at September 30, 2001. Excluding the $43.3 million of net loans acquired from Prime Bank, loan growth during the first three quarters of 2001 amounted to $215.5 million, or 12% compared to year-end 2000 levels. The growth in loan volume during the nine months ended September 30, 2001 was funded primarily through deposit growth and through repayments and sales of investment securities available for sale.

    The growth in loans, excluding loans acquired from Prime Bank, is comprised of increases in multifamily loans of $37.5 million or 12%, commercial real estate loans of $183.9 million or 29%, construction loans of $20.1 million or 17%, automobile loans of $5.5 million or 86%, and consumer loans, including home equity lines of credit, of $10.7 million or 26%. Approximately 60%, or $129.0 million, of the growth in loans can be attributed to whole loan purchases from various financial institutions. Whole loan purchases during the first nine months of 2001 were comprised of $13.4 million in single family loans, $60.1 million in multifamily loans, and $55.5 million in commercial real estate loans.

    Partially offsetting the growth in the aforementioned loan categories was a decrease in single family loans of $35.9 million or 11% and commercial business loans, including trade finance products, of $5.7 million or 2%. The decrease in single family loans was primarily due to loan sales of $64.8 million and FNMA securitizations totaling $13.3 million during the first three quarters of 2001.

    The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2001		December 31, 2000		September 30, 2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$305,697	14.7%	$334,775	18.5%	$321,732	18.6%
Residential, multifamily	361,013	17.4%	323,469	17.8%	334,833	19.4%
Commercial and industrial real estate	839,663	40.5%	640,713	35.3%	567,803	32.8%
Construction	148,230	7.1%	118,241	6.5%	118,005	6.8%

Total real estate loans	1,654,603	79.7%	1,417,198	78.1%	1,342,373	77.6%

Other loans:
Business, commercial	355,767	17.2%	350,282	19.3%	344,075	19.9%
Automobile	12,629	0.6%	6,409	0.4%	6,260	0.4%
Other consumer	52,423	2.5%	40,547	2.2%	36,236	2.1%

Total other loans	420,819	20.3%	397,238	21.9%	386,571	22.4%

Total gross loans	2,075,422	100.0%	1,814,436	100.0%	1,728,944	100.0%

Unearned fees, premiums and discounts, net	(627)		(600)		(255)
Allowance for loan losses	(26,013)		(23,848)		(24,679)

Loan receivable, net	$2,048,782		$1,789,988		$1,704,010

Nonperforming Assets

    Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.26% and 0.30% at September 30, 2001 and December 31, 2000, respectively. Nonaccrual loans, which include loans 90 days or more past due, totaled $5.1 million at September 30, 2001, compared with $3.7 million at year-end 2000. Loans totaling $1.2 million were placed on nonaccrual status during the third quarter of 2001. These additions to nonaccrual loans were offset by $922 in gross chargeoffs, $181 in principal paydowns and a $59 thousand loan that was brought current. Additions to nonaccrual loans during the third quarter of 2001 were comprised of a $123 thousand multifamily loan, $850 thousand in commercial business loans, and a $180 thousand trade finance loan. For the nine months ended September 30, 2001, nonaccrual loans increased $1.5 million due to $4.4 million additions to nonaccrual loans, partially offset by payoffs totaling $1.8 million, gross chargeoffs totaling $703 thousand and loans brought current totaling $464 thousand.

    Restructured loans and loans that have had their original terms modified totaled $2.1 million at September 30, 2001, compared with $3.0 million at year-end 2000. The decrease in restructured loans is due to $627 thousand in payoffs, $31 thousand in chargeoffs and $178 thousand in principal payments received during the first nine months of 2001.

    Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $801 thousand at December 31, 2000. The Bank had no OREO properties at September 30, 2001. There were no additions to OREO during the first nine months of 2001. Two single family residential OREO properties were sold during the nine months ended September 30, 2001 for a combined gain of $20 thousand.

    The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
	(Dollars in thousands)
Nonaccrual loans	$5,148	$5,157	$2,878	$3,652	$5,827
Loans past due 90 days or more but not on nonaccrual	—	—	1,067	—	—

Total nonperforming loans	5,148	5,157	3,945	3,652	5,827

Restructured loans	2,116	2,812	2,902	2,972	4,119
Other real estate owned, net	—	87	87	801	929

Total nonperforming assets	$7,264	$8,056	$6,934	$7,425	$10,875

Total nonperforming assets to total assets	0.26%	0.31%	0.27%	0.30%	0.46%
Allowance for loan losses to nonperforming loans	505.30%	500.81%	647.81%	653.01%	423.53%
Nonperforming loans to total gross loans	0.25%	0.26%	0.21%	0.20%	0.34%

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

    At September 30, 2001, the Bank had classified $10.5 million of its loans as impaired, compared with $12.4 million at December 31, 2000. Specific reserves on impaired loans totaled $3.1 million at September 30, 2001 and $1.3 million at December 31, 2000. The Bank's average recorded investment in impaired loans for the nine months ended September 30, 2001 and 2000 were $13.5 million and $16.8 million, respectively. During the nine months ended September 30, 2001 and 2000, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.0 million and $1.5 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $789 thousand and $915 thousand, respectively.

Allowance for Loan Losses

    Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at September 30, 2001, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

    The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At September 30, 2001, the allowance for loan losses amounted to $26.0 million, or 1.25% of total loans, compared with $23.8 million, or 1.31% of total loans, at December 31, 2000, and $24.7 million, or 1.43% of total loans, at September 30, 2000. The $2.2 million increase in the allowance for loan losses at September 30, 2001, from year-end 2000, results from a $1.6 million in allowance for losses acquired from Prime Bank, $3.7 million in additional loss provisions, and $3.1 million in net chargeoffs recorded during the period.

    The provision for loan losses of $1.5 million for the third quarter of 2001 represents a 15% increase from the $1.3 million in loss provisions recorded during the third quarter of 2000. Third quarter 2001 net chargeoffs amounting to $1.3 million represent 0.26% of average loans outstanding for the three months ended September 30, 2001. This compares to net chargeoffs of $1.2 million, or 0.29% of average loans outstanding for the same period in 2000. For the nine months ended September 30, 2001, the provision for loan losses totaled $3.7 million, a 9% decrease from the $4.1 million provision recorded during the same period in 2000. Net chargeoffs for the first three quarters of 2001 totaling $3.1 million represent 0.21% of average loans outstanding for the nine months ended September 30, 2001. This compares to net chargeoffs of $2.5 million for the first three quarters of 2000, or 0.20% of average loans outstanding. The Bank continues to record loss provisions to compensate for both the continued growth of the Bank's loan portfolio, which grew 14% during the first nine months of 2001, and the changing composition of the overall loan portfolio, reflecting a shift toward commercial real estate and commercial business loans. At September 30, 2001, the combined volume of commercial real estate and commercial business loans represented approximately 58% of the total loan portfolio, compared to 55% at December 31, 2000 and 53% at September 30, 2000.

    The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in thousands)
Allowance balance, beginning of period	$25,827	$24,580	$23,848	$20,844
Allowance from acquisition	—	—	1,550	2,256
Provision for loan losses	1,500	1,300	3,717	4,100
Charge-offs:
1-4 family residential real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Commercial and industrial real estate	—	—	—	3
Business, commercial	1,385	1,379	3,517	3,408
Automobile	—	—	6	7
Other	—	—	—	—

Total charge-offs	1,385	1,379	3,523	3,418

Recoveries:
1-4 family residential real estate	—	—	62	227
Multifamily real estate	—	—	8	9
Commercial and industrial real estate	—	—	60	8
Business, commercial	71	174	290	616
Automobile	—	2	—	34
Other	—	2	1	3

Total recoveries	71	178	421	897

Net charge-offs	1,314	1,201	3,102	2,521

Allowance balance, end of period	$26,013	$24,679	$26,013	$24,679
Average loans outstanding	$1,984,577	$1,653,432	$1,925,578	$1,653,777
Total gross loans outstanding, end of period	$2,075,422	$1,728,944	$2,075,422	$1,728,944
Annualized net charge-offs to average loans	0.26%	0.29%	0.21%	0.20%
Allowance for loan losses to total gross loans	1.25%	1.43%	1.25%	1.43%

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

    The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2001		December 31, 2000		September 30, 2000
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$114	14.7	$142	18.5	$178	18.6
Multifamily real estate	1,837	17.4	1,768	17.8	1,297	19.4
Commercial and industrial real estate	4,549	40.5	4,472	35.3	3,576	32.8
Construction	2,045	7.1	2,370	6.5	2,113	6.8
Business, commercial	13,732	17.2	10,461	19.3	12,260	19.9
Automobile	33	0.6	23	0.4	25	0.4
Consumer and other	9	2.5	21	2.2	20	2.1
Other risks	3,694	—	4,591	—	5,210	—

Total	$26,013	100.0	$23,848	100.0	$24,679	100.0

    Allocated reserves on single family loans decreased $28 thousand, or 20%, to $114 thousand at September 30, 2001 partly due to a 9% decrease in the volume of loans in this loan category since year-end 2000. Further, the loss factor for single family loans that are not classified (i.e. rated "pass") declined to 2 basis points at September 30, 2001 compared to 3 basis points at December 31, 2000. At September 30, 2001, approximately 99% of the loans within this category were rated "pass."

    Allocated reserves on multifamily loans increased $69 thousand, or 4%, to $1.8 million at September 30, 2001 primarily due to a 12% increase in the volume of multifamily loans from year-end 2000 levels. The increase in loan volume was partially offset by a decrease in criticized (i.e. rated "special mention") loans relative to December 31, 2000. Multifamily loans rated special mention totaled $1.0 million at September 30, 2001, compared to $4.8 million at December 31, 2000.

    Similarly, allocated reserves on commercial real estate loans increased $77 thousand, or 2%, to $4.5 million primarily due to a 31% increase in the volume of commercial real estate loans at September 30, 2001, in comparison to year-end 2000 levels. This volume increase was offset in part by the reversal of a $350 thousand specific allocation on a commercial real estate loan that paid off in April 2001. There were no specific allocations on commercial real estate loans at September 30, 2001. Further counterbalancing the significant volume growth in this loan category is a decrease in criticized and classified (i.e. rated "substandard" or "doubtful") loans relative to December 31, 2000. Commercial real estate loans rated special mention totaled $2.0 million at September 30, 2001, compared to $8.9 million at December 31, 2000 while substandard commercial real estate loans decreased to $1.2 million at September 30, 2001, compared to $2.9 million at December 31, 2000.

    Allocated reserves on construction loans decreased $325 thousand, or 14%, to $2.0 million at September 30, 2001 primarily due to a decrease in criticized loans partially offset by an increase in classified loans relative to December 31, 2000. Construction loans rated special mention totaled $1.3 million at September 30, 2001 compared to $7.2 million at December 31, 2000.

    Allocated reserves on commercial business loans increased $3.3 million, or 31%, to $13.7 million at September 30, 2001 for two reasons. First, specific allocations on commercial loans increased to $3.4 million at September 30, 2001 compared to $968 thousand at December 31, 2000, primarily due to one loan. The other factor contributing to the increase in allocated reserves on commercial business loans is an increase in classified loans, partially offset by a decrease in criticized loans relative to December 31, 2000. Commercial business loans rated special mention totaled $2.9 million at September 30, 2001 compared to $41.3 million at December 31, 2000. On the other hand, commercial business loans rated substandard and doubtful totaled $17.4 million at September 30, 2001, compared to $9.0 million at December 31, 2000.

    The allowance for loan losses of $26.0 million at September 30, 2001 exceeded the Bank's allocated allowance by $3.7 million, or 14% of the total allowance. This compares to an unallocated allowance of $4.6 million, or 19%, as of December 31, 2000. The $3.7 million unallocated allowance at September 30, 2001 is comprised of three elements. First, the Bank has set aside $2.2 million, or approximately 10% of the allocated allowance amount of $22.3 million at September 30, 2001, to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. The second element, which accounts for approximately $244 thousand of the unallocated allowance, has been established for the foreign transaction risk associated with credit lines totaling $82.7 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which range from BBB+ to AAA. The total amount of the allowance set aside for foreign transaction risk associated with such credit lines totaled $1.4 million for December 31, 2000. The decrease in this element as of September 30, 2001 reflects the Bank's more refined calculation of the allowance with respect to loan commitments and foreign credit facilities. The third and final element, which accounts for approximately $1.1 million of the unallocated allowance, represents a 5% economic risk factor to compensate for the slowing of the national economy, as evidenced by rising unemployment rates and energy costs, eroding consumer confidence, and substantial shortfalls in sales and earnings. Management of the Bank has deemed it prudent to set aside a portion of the unallocated allowance to compensate for this current economic risk.

Deposits

    Deposits increased $511.8 million, or 26%, to $2.46 billion at September 30, 2001. The increase in deposits reflects $98.1 million in deposits acquired from Prime Bank in January 2001. Excluding this transaction, internal deposit growth amounted to $413.8 million, or 21%, over December 31, 2000. This internal deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $201.0 million, or 100%, interest-bearing checking accounts of $50.9 million, or 46%, money market accounts of $104.5 million, or 86% and time deposits of $108.3 million, or 11%. The increases can be attributed to continued momentum from various promotions associated with the Chinese New Year holiday, as well as carryover benefits from the Prime Bank acquisition.

    Included in time deposits at September 30, 2001 are $69.2 million of brokered deposits, compared with $154.5 million as of December 31, 2000. The decrease of $85.2 million reflects the replacement of brokered deposits with the increasing volume of commercial and retail deposit accounts.

    Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits.

Borrowings

    The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. There were no outstanding short-term borrowings at September 30, 2001. This compares to $38.0 million in short-term borrowings at December 31, 2000. The decrease in short-term borrowings during the nine months ended September 30, 2001 was primarily due to the growth in core deposits.

    FHLB advances decreased 74% to $69.0 million as of September 30, 2001, a decrease of $199.0 million from December 31, 2000. The decrease in FHLB advances resulted primarily from the application of sales proceeds on investment securities and loans receivable to partially pay down outstanding advances. The growth in core deposits, cash acquired from Prime Bank and runoffs on investment securities available for sale as an alternate source of funding further contributed to the decrease in FHLB advances during the first nine months of 2001.

Capital Resources

    The primary source of capital for the Company is the retention of net after tax earnings. At September 30, 2001, stockholders' equity totaled $235.9 million, a 27% increase from $186.1 million as of December 31, 2000. The increase is due primarily to: (1) net income of $29.3 million during the first nine months of 2001; (2) net issuance of common stock totaling $2.2 million, representing 220,903 shares, from the exercise of stock options and stock warrants; (3) net issuance of common stock totaling $300 thousand, or 18,631 shares, in connection with the Company's Employee Stock Purchase Program; (4) net issuance of common stock totaling $12.3 million, representing 512,707 shares, in connection with the acquisition of Prime Bank; (5) issuance of unregistered restricted common stock totaling $7.0 million, representing 400,000 shares, in connection with the Company's recent in-store banking agreement with 99 Ranch Market; (6) issuance of warrants totaling $2.7 million, representing 300,000 shares, also in connection with the Company's in-store banking agreement with 99 Ranch Market; (7) release from escrow of 13,147 shares totaling $221 thousand as stipulated in the earn-out agreement related to the acquisition of Risk Services, Inc.; (8) stock compensation costs amounting to $299 thousand related to the Company's Restricted Stock Award Program; (9) tax benefits of $1.1 million resulting from the exercise of nonqualified stock options; and (10) a decrease of $7.2 million in unrealized losses on available-for-sale securities. These transactions were offset by (1) repurchases of $10.7 million or 464,228 shares of common stock in connection with the Company's stock repurchase programs, and to a much lesser degree, from forfeitures of restricted stock awards; and (2) payment of regular quarterly cash dividends totaling $2.1 million.

    Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At September 30, 2001, the Bank's Tier 1 and total capital ratios were 9.6% and 10.8%, respectively, compared to 9.5% and 10.7%, respectively, at December 31, 2000.

    The following table compares the Company's and the Bank's actual capital ratios at September 30, 2001, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.2%	10.8%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	10.1%	9.6%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.6%	8.2%	4.0%	5.0%

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

    During the nine months ended September 30, 2001 and 2000, the Company experienced net cash inflows of $51.0 million and $39.8 million, respectively, from operating activities. Cash inflows from operating activities for the first three quarters of 2001 and 2000 were primarily due to net income earned during the period. Moreover, proceeds from the sale of securitized loans also contributed to operating cash inflows for the nine months ended September 30, 2001. There were no sales of securitized loans during the same period in 2000. Net cash outflows from investing activities totaled $14.9 million and $218.5 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in the Bank's loan portfolio and purchases of available for sale securities. These activities were partially offset by net proceeds from the sale and repayments of investment securities available for sale and proceeds from the sale of loans receivable. Cash acquired through the purchase of Prime Bank in January 2001 also contributed to cash from investing activities during the first nine months of 2001. The Company experienced net cash inflows from financing activities of $174.4 million for the nine months ended September 30, 2001 primarily due to the growth in deposits partially offset by repayments of FHLB advances and short-term borrowings. During the first nine months of 2000, the growth in deposits and short-term borrowings largely accounted for net cash inflows from financing activities of $186.8 million.

    As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At September 30, 2001, the Bank's available borrowing capacity includes approximately $97.7 million in repurchase arrangements, $92.0 million in federal funds line facilities, and $169.9 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At September 30, 2001, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

    The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2001, total dividends paid by the Bank to East West Bancorp, Inc. totaled $6.9 million, compared with $2.8 million for the same period in 2000. As of September 30, 2001, approximately $47.5 million of undivided profits of the Bank were available for dividends to the Company.

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

    The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2001 and December 31, 2000, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	September 30, 2001	December 31, 2000	September 30, 2001	December 31, 2000
+200	10.5%	7.4%	(3.3)%	(10.7)%
+100	6.4%	4.6%	0.0%	(5.0)%
-100	(5.7)%	(4.6)%	(0.9)%	2.1%
-200	(11.4)%	(9.2)%	(4.0)%	(0.8)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

    All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2001 and December 31, 2000. At September 30, 2001 and December 31, 2000, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

    The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of September 30, 2001 and December 31, 2000. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	2001	2002	2003	2004	2005	After 2006	Total	Fair Value at September 30, 2001
	(Dollars in thousands)
At September 30, 2001:
Assets:
Short-term investments	$210,000	$—	$—	$—	$—	$—	$210,000	$210,000
Weighted average rate	3.50%	—%	—%	—%	—%	—%	3.50%
Investment securities available- for-sale (fixed rate)	$65,508	$28,529	$21,984	$16,927	$13,023	$41,733	$187,704	$188,868
Weighted average rate	4.99%	6.09%	6.09%	6.09%	6.09%	6.09%	5.71%
Investment securities available- for-sale (variable rate)	$163,725	$—	$—	$—	$—	$—	$163,725	$162,478
Weighted average rate	4.66%	—%	—%	—%	—%	—%	4.66%
Total gross loans	$1,654,967	$181,572	$110,864	$46,511	$60,823	$20,685	$2,075,422	$2,085,497
Weighted average rate	7.09%	8.11%	7.84%	8.09%	7.91%	8.43%	7.26%
Liabilities:
Checking accounts	$165,607	$—	$—	$—	$—	$—	$165,607	$165,607
Weighted average rate	1.00%	—%	—%	—%	—%	—%	1.00%
Money market accounts	$248,111	$—	$—	$—	$—	$—	$248,111	$248,111
Weighted average rate	2.56%	—%	—%	—%	—%	—%	2.56%
Savings deposits	$217,216	$—	$—	$—	$—	$—	$217,216	$217,216
Weighted average rate	0.76%	—%	—%	—%	—%	—%	0.76%
Time deposits	$1,311,655	$39,767	$3,150	$2,084	$2,687	$20	$1,359,363	$1,365,458
Weighted average rate	4.14%	4.29%	5.27%	5.98%	5.27%	4.33%	4.15%
FHLB advances	$35,000	$14,000	$20,000	$—	$—	$—	$69,000	$71,503
Weighted average rate	6.04%	5.94%	5.11%	—%	—%	—%	5.75%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$23,577
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

	Expected Maturity or Repricing Date by Year
	2001	2002	2003	2004	2005	After 2006	Total	Fair Value at December 31, 2000
	(Dollars in thousands)
At December 31, 2000:
Assets:
Short-term investments	$4,500	$—	$—	$—	$—	$—	$4,500	$4,500
Weighted average rate	6.50%	—%	—%	—%	—%	—%	6.50%
Investment securities available- for-sale (fixed rate)	$45,424	$47,364	$33,865	$25,084	$21,014	$101,436	$274,187	$267,050
Weighted average rate	6.12%	6.17%	6.11%	6.15%	6.15%	6.19%	6.16%
Investment securities available- for-sale (variable rate)	$226,109	$—	$—	$—	$—	$—	$226,109	$221,240
Weighted average rate	7.09%	—%	—%	—%	—%	—%	7.09%
Total gross loans	$1,456,775	$139,424	$106,963	$48,110	$26,958	$36,206	$1,814,436	$1,812,765
Weighted average rate	9.17%	8.18%	8.51%	8.13%	8.31%	8.10%	8.98%
Liabilities:
Checking accounts	$111,228	$—	$—	$—	$—	$—	$111,228	$111,228
Weighted average rate	1.39%	—%	—%	—%	—%	—%	1.39%
Money market accounts	$122,079	$—	$—	$—	$—	$—	$122,079	$122,079
Weighted average rate	4.19%	—%	—%	—%	—%	—%	4.19%
Savings deposits	$212,411	$—	$—	$—	$—	$—	$212,411	$212,411
Weighted average rate	2.05%	—%	—%	—%	—%	—%	2.05%
Time deposits	$1,207,804	$53,043	$6,505	$1,737	$2,389	$29,910	$1,301,388	$1,299,899
Weighted average rate	5.84%	5.99%	5.94%	5.27%	6.09%	7.00%	5.87%
Short-term borrowings	$38,000	$—	$—	$—	$—	$—	$38,000	$38,013
Weighted average rate	6.60%	—%	—%	—%	—%	—%	6.60%
FHLB advances	$244,000	$10,000	$14,000	$—	$—	$—	$268,000	$268,074
Weighted average rate	6.53%	6.33%	5.94%	—%	—%	—%	6.49%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$22,797
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

    The Bank has also entered into interest rate cap agreements which are primarily linked to the three-month LIBOR. Prior to October 1, 1999, the Bank used interest rate caps for purposes of hedging against market fluctuations in the Bank's available-for-sale securities portfolio. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, the Bank ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio, effective October 1, 1999. The Bank continues to record these interest rate caps at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of these interest rate cap agreements. One of these interest rate cap agreements, with a notional amount of $18.0 million, matured in April 2001. Only one interest cap agreement is outstanding at September 30, 2001. This remaining interest rate cap agreement, with a notional amount of $18.0 million, will mature in October 2002.

    The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of September 30, 2001 and December 31, 2000. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

	Expected Maturity
	2001	2002	2003	2004	After 2004	Total	Unrealized Gain (Loss)	Average Expected Maturity
	(Dollars in thousands)
At September 30, 2001:
Interest rate cap agreements:
Notional amount	$—	$18,000	$—	$—	$—	$18,000	$—	1.1 Years
Libor cap rate	—%	7.00%	—%	—%	—%	7.00%
	Expected Maturity
	2001	2002	2003	2004	After 2004	Total	Unrealized Gain (Loss)	Average Expected Maturity
	(Dollars in thousands)
At December 31, 2000:
Interest rate swap agreements:
Notional amount	$—	$—	$—	$—	$30,000	$30,000	$(149)	8.6 Years
Weighted average receive rate	—%	—%	—%	—%	7.00%	7.00%
Weighted average pay rate	—%	—%	—%	—%	6.61%	6.61%
Interest rate cap agreements:
Notional amount	$18,000	$18,000	$—	$—	$—	$36,000	$—	1.1 Years
Libor cap rate	6.50%	7.00%	—%	—%	—%	6.75%

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

    For quantitative and qualitative disclosures regarding market risks in the Bank's portfolio, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 30, 2001, the Company entered into a ten-year agreement with 99 Ranch Market to provide supermarket banking in their stores throughout California. 99 Ranch is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Seattle, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. In conjunction with this agreement, the Company has issued 300,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share. These warrants will vest over six years and are intended to provide direct benefit to 99 Ranch executives that make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants is $2.7 million.

    In order to further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 400,000 newly issued shares of East West Bancorp, Inc. common stock totaling $7.9 million. The shares were sold for cash at a price of $19.71 per share. No underwriting discounts or commissions were paid in connection with this transaction. The proceeds from the sale of the shares will be used for working capital and the repurchase of shares. The shares are restricted and unregistered, and will become registered two years from the transaction date of August 30, 2001. Upon the two-year anniversary, 40% of the shares will become available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares is $6.9 million.

    The warrants and the restricted shares were issued in reliance upon the exemption for private sales to accredited investors.

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

  (b)
  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the third quarter of 2001.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001
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
EAST WEST BANCORP, INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
PART II—OTHER INFORMATION
SIGNATURE