Form 10-K405
period 2001-12-31
EAST WEST BANCORP INC
filed 2002-03-28
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 000-24939

EAST WEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4703316 (IRS Employer Identification No.)
415 Huntington Drive, San Marino, California (Address of principal executive offices)	91108 (Zip Code)

Registrant's telephone number, including area code: (626) 799-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

        As of February 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $670,729,523.

        Number of shares of common stock of the registrant outstanding as of February 28, 2002: 23,534,300 shares

        The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated
2001 Annual Report	Parts II and IV
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2001	Part III

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

        The Company has four wholly-owned subsidiaries, East West Bank, East West Insurance Agency, Inc., East West Capital Trust I and East West Capital Trust II. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is not a member of the Federal Reserve System. The Bank was the third largest commercial bank headquartered in Los Angeles, California as of December 31, 2001, and one of the largest banks in the United States that focuses on the Chinese-American community. Until June 12, 1998, the Bank was privately owned. At that time, the former shareholders sold all of their interests in the Bank to approximately 160 institutional and accredited investors in a private placement transaction. On February 8, 1999, the Company commenced trading on the Nasdaq National Market under the symbol "EWBC."

        The Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally-chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. Until the early 1990's, the Bank conducted a traditional savings and loan business by making predominately long-term, single-family residential and commercial and multi-family real estate loans with interest rates tied to the Eleventh District Cost of Funds Index ("COFI"). These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank ("FHLB") of San Francisco. The Bank also specializes in lending for commercial, construction, and residential real estate projects and financing international trade for California companies. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995.

        As of December 31, 2001, the Bank had three wholly-owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. At December 31, 2001, the Bank's total investment in E-W Services, Inc. was $9.6 million. The second subsidiary, East-West Investments, Inc., is a California corporation organized by the Bank in 1972. East-West Investments, Inc. primarily acts as a trustee in connection with real estate secured loans. At December 31, 2001, the Bank's total investment in East-West Investments, Inc. was $82,000. The third subsidiary, EWSC Holdings, LLC, is a California limited liability company organized by the Bank in 2000. EWSC Holdings, LLC owns 100% of the voting shares of East West Securities Company, Inc. (the "Fund"). At December 31, 2001, the Bank's total investment in EWSC Holdings, LLC was $812.9 million.

        The Fund was incorporated under the general laws of the State of Maryland on July 13, 2000 as a closed-end, non-diversified management investment company registered under the Investment Company Act of 1940, as amended. At December 31, 2001, the Fund was the sole member in six limited liability companies-EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC, and EW Assets 6, LLC. These companies invest primarily in loans and money market deposit accounts.

        On May 28, 1999, the Bank completed its acquisition of First Central Bank, N.A. for an aggregate cash price of $13.5 million. First Central Bank had three branches in Southern California—one branch located in the Chinatown sector of Los Angeles, one branch in Monterey Park and one branch in Cerritos. The Bank acquired approximately $55.0 million in loans and assumed approximately $92.6 million in deposits.

        On January 18, 2000, the Bank completed its acquisition of American International Bank for an aggregate cash price of $33.1 million. American International Bank had eight branches in Southern California. The Bank acquired approximately $107.9 million in loans and assumed approximately $170.8 million in deposits.

        In March 2000 and July 2000, the Company established East West Capital Trust I and East West Capital Trust II (the "Trusts"), respectively, as wholly owned subsidiaries. East West Capital Trust I and East West Capital Trust II are statutory business trusts. In two separate private placement transactions, the Trusts issued $10.8 million of 10.875% capital securities and $10.0 million of 10.945% capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes and, with respect to East West Capital Trust II securities, to increase the profile of the Company with investors.

        On August 22, 2000, the Company completed the acquisition of its other wholly owned subsidiary, East West Insurance Agency, Inc. (the "Agency"), in a stock exchange transaction. In exchange for all of the outstanding stock of the Agency, the Company issued a total of 103,291 new shares of East West Bancorp, Inc. common stock, par value of $.001. The total value of the shares issued was approximately $1.7 million. East West Insurance Agency, Inc., with assets of approximately $789 thousand as of the acquisition date, is an unrelated agent providing business and consumer insurance services to the Southern California market. The Agency continues to run its operations autonomously from the operations of the Company.

        On January 16, 2001, the Bank completed the acquisition of Prime Bank for a combination of shares and cash valued at $16.6 million. Prime Bank was a one-branch commercial bank located in the Century City area of Los Angeles. The Bank acquired approximately $45.0 million in loans and assumed approximately $98.1 million in deposits.

        On August 30, 2001, the Company entered into an exclusive ten-year agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Seattle, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. Tawa Supermarket Companies is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch stores are located. The Company is currently providing in-store banking services in the Arcadia and San Gabriel, California locations of 99 Ranch supermarket. The Company expects to open additional branches in targeted locations in Southern California during 2002.

  Banking Services

        Through its network of 31 retail branches, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to all of its customers in English, Cantonese, Mandarin and Spanish. The Bank offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and Master Card and Visa merchant deposit services.

        The Bank's lending activities include residential and commercial real estate, construction, commercial, trade finance, account receivables, small business administration ("SBA"), inventory and working capital loans. The Bank provides commercial loans to small and medium-sized businesses with annual revenues that generally range from several million to $200 million. In addition, the Bank provides short-term trade finance facilities for terms of less than one year primarily to U.S. importers and manufacturers doing business in the Asia Pacific region. Management believes that these activities have not been adversely affected to a significant degree by the economic crisis in Asia of the last several years. The Bank's commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses.

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

  Market Area and Competition

        The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, the San Francisco Bay area, the Silicon Valley area in Santa Clara County and Alameda County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent periods. Based on information provided by the California State Department of Finance, there were an estimated 4.2 million Asians and Pacific Islanders residing in California as of March 2000. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. Management believes the Bank's customers benefit from its understanding of Asian markets and cultures, its corporate and organizational ties throughout Asia, as well as its international banking products and services. Management believes that this approach, combined with the extensive ties of its management and Board of Directors to the growing Asian and ethnic Chinese communities, provides the Bank with an advantage in competing for customers in its market area.

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

        The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. The Bank has 31 offices located in the following counties: Los Angeles, Orange, San Francisco, Santa Clara and Alameda. Neither the deposits nor loans of the offices of the Bank exceed 1% of the deposits or loans of all financial services companies located in the counties in which the Bank operates.

  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Bank's discontinuation of the amortization of positive goodwill effective January 1, 2002. Positive goodwill will continue to be reviewed for impairment on an annual basis. Further, as a consequence of adopting SFAS No. 142, the remaining balance of negative goodwill at December 31, 2001 has been recorded as a cumulative effect of a change in accounting principle effective January 1, 2002.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. Management does not believe that this standard will have a material impact on the Company's results of operations or financial position when adopted.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

  Economic Conditions, Government Policies, Legislation, and Regulation

        The Bank's profitability, like that of most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

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

        Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "—The Bank—Capital Standards."

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

  USA Patriot Act of 2001

        On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

  •
  standards for verifying customer identification at account opening;

  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

  •
  filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        The Company/Bank is not able to predict the impact of such law on its financial condition or results of operations at this time.

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

  •
  Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

  •
  Provides an enhanced framework for protecting the privacy of consumer information;

  •
  Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

  •
  Modifies the laws governing the implementation of the Community Reinvestment Act; and

  •
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

        Financial Holding Companies.    Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

  •
  securities underwriting,

  •
  dealing and market making,

  •
  sponsoring mutual funds and investment companies,

  •
  insurance underwriting and agency,

  •
  merchant banking, and

  •
  activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        A bank holding company must meet certain requirements before becoming a financial holding company:

  •
  all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act; and

  •
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

        The Company elected to become a Financial Holding Company on July 17, 2000.

        Merchant Banking Restrictions.    While the BHCA generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, the FSMA authorizes merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

  •
  the investment may only be held for a period of time to enable the resale of the investment (generally current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds); and

  •
  while the investment is held by the financial holding company, the investing financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale (regulation presumes that officer or director interlocks involve routine management).

        In addition, there are limits on bank funding of portfolio companies owned by the bank's parent holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and does not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

        Furthermore, in December 2001, federal regulators adopted new capital requirements for merchant banking activities. The rule employs a sliding scale based on each banking organization's aggregate equity investments in non-financial entities and Tier 1 capital, requiring banks or holding companies to hold regulatory capital equal to:

  •
  8 cents for every $1 of equity investments up to 15% of Tier 1 capital;

  •
  12 cents for every $1 of investments for the next 10% of Tier 1 capital; and

  •
  25 cents for every $1 exceeding 25% of Tier 1 capital.

        The first 15% of investments that banking companies make through small-business investment companies (SBICs) is exempt, however, the sliding scale applies for any such investments over 15%.

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

        Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "—Capital Standards."

        Dividends and Other Transfers of Funds.    Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $72.6 million at December 31, 2001. In addition, the DFI and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

        The FDIC and the Commissioner also have authority to prohibit the Bank from engaging in activities that, in the FDIC's or the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "—Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "—Capital Standards" for a discussion of these additional restrictions on capital distributions.

        The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See also "—Prompt Corrective Action and Other Enforcement Mechanisms."

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

        The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital" for information regarding the Company's regulatory capital ratios at December 31, 2001.

        Prompt Corrective Action and Other Enforcement Mechanisms.    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, the Bank exceeded the required ratios for classification as "well capitalized."

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

        The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2001, SAIF members paid within a range of 0 to 27 basis points per $100 of insured deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the Bank is currently paying, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 1.84 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Effective January 1, 2000, members of both the SAIF and the Bank Insurance Fund ("BIF") pay the same rate to retire the Fico Bonds. Under the Paperwork Reduction Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Proposals for the merging of the BIF and the SAIF are from time to time discussed by Congress.

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

        The Bank utilizes several methodologies to determine the allocated component of the allowance. The two primary methodologies, the individual loan review analysis methodology and the classification migration model, provide the basis for determining the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses.

        The individual loan review analysis method provides a contemporaneous assessment of the loan portfolio by incorporating individual asset evaluations prepared by both the Bank's credit administration department and an independent external credit review group. Specific monitoring policies and procedures are applied in analyzing the existing loan portfolios which vary according to relative risk profile. Residential single family and consumer loans are relatively homogeneous and no single loan is individually significant in terms of size or probable risk of loss. Therefore, residential and consumer portfolios are analyzed as a pool of loans, and individual loans are criticized or classified based solely on performance. In contrast, the monitoring process for multifamily, commercial real estate, construction, and commercial business loans include a periodic review of individual loans. Depending on loan size and type, loans are reviewed at least annually and more frequently, if warranted by circumstances. For instance, loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. Real estate loans and commercial business loans which are subject to individual loan review, and out-of-cycle individually reviewed loans, are monitored based on problem loan indicators such as loan payment, delinquencies, loan covenant or reporting violations, and property tax status. The estimated exposure and subsequent chargeoffs that result from these individual loan reviews provide the basis for loss factors assigned to the various loan categories.

        The classification migration model looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. For each quarter during the period analyzed, each loan pool, except for consumer loans which are analyzed as a homogeneous pool, is further segregated into various risk-rating categories based on current internal asset classifications. The internal asset classification categories utilized by the Bank are "pass," "Watchlist II," "special mention," "substandard," "doubtful" and "loss." The risk-rating categories are then evaluated through the present to determine the amount and timing of losses that are probable of occurring. In performing its quarterly migration analysis, the Bank analyzes net losses, or gross loan chargeoffs reduced by loan recoveries, for each quarter during the preceding five years to create a series of loss ratios. The numerators of these ratios are the net losses during the quarter in which the applicable losses and recoveries occurred and the denominators are the outstanding balances of each risk-rating category at each quarter-end. These ratios determine the historical loss rates to be applied to each risk-rating category in the current period. The loss factors represent the probability of a loan in any given risk-rating category migrating to loss.

        While the amount of losses actually observed can vary significantly from estimated amounts derived from the model, the loss migration model is designed to be self-correcting by taking into account the Bank's recent loss experience. The migration model allows the Bank to make adjustments to the calculated results; some of which affect the historical loss factor calculated by the model and others that affect the model's estimated reserve amount. These qualitative adjustments may be used to simulate positive or negative trends, economic conditions or internal control strengths and weaknesses. Furthermore, minimum loss factors are also utilized by management as a self-correcting mechanism to better reflect the loss potential associated with the various portfolios and to preclude the application of loss factors derived from migration analysis, which may be correct from a historical perspective, but in reality do not appropriately measure the risk of a portfolio given current loan originations, in terms of volume and size of loan, industry concentrations, and/or the economy. And finally, another mechanism utilized by the Bank involves the establishment of specific allowances for certain loans for which management believes the probability of loss to be in excess of the amount determined by the application of the migration model. These specific allowances for individual loans are incorporated into the migration model to determine the overall allowance requirement.

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

        In addition, management has deemed it necessary to provide an allowance to mitigate the foreign transaction risk associated with credit lines extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of various countries ranging from BBB+ to AAA. Further, management has also set aside an amount that is approximately 5% of the required allowance amount to take into consideration the recessionary state of the national economy. Despite concerted efforts by the government to stimulate the economy through various tax cuts and incentives and through its aggressive policy of lowering interest rates, the previous year has been characterized by eroding consumer confidence, increasing jobless rates, substantial shortfalls in sales and earnings, business closures and company downsizing. This economic downturn has been exacerbated by the tragedy of September 11th. While analysts are predicting an upturn in the economy during the latter part of the year, the economic forecast in the foreseeable future is not positive. In consideration of this uncertain economic outlook, management of the Company has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. A third and final element consists of an amount that is approximately 10% of the required allowance amount. This last element recognizes that a certain degree of estimation risk is associated with the classification migration and individual loan review analysis methodologies.

        Employees.    The Company does not have any employees other than executive officers who are also executive officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2001, the Bank had a total of 475 full-time employees and 56 part-time employees and the Agency had a total of 12 full-time employees and 2 part-time employees.

Employees are not represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

ITEM 2. PROPERTIES

        The Company owns no real property but utilizes the main office of the Bank. The Agency recently moved its operations to the main office of the Bank. The Company is currently reimbursing the Bank for the Agency's use of this facility. The Bank owns the land and buildings at 9 of its 31 branch offices and all of its administrative locations, with the exception of the space occupied by the Mortgage Division and the Peninsula Commercial Lending Center. Those locations include:

Office Name	Address	Owned/Leased
Alhambra Main	1881 West Main Street Alhambra, CA 91801	Owned
Alhambra Valley	403 West Valley Boulevard Alhambra, CA 91803	Owned
Arcadia	200 East Duarte Road Arcadia, CA 91006	Owned
Carson	22020 South Avalon Boulevard Carson, CA 90745	Leased
Cerritos	11812 East South Street Cerritos, CA 90703	Leased
Commercial Loan Center	475 Huntington Drive San Marino, CA 91108	Owned
Cupertino	10945 Wolfe Road Cupertino, CA 95014	Leased
Diamond Bar	379 South Diamond Bar Boulevard Diamond Bar, CA 91765	Leased
El Monte	9550 Flair Drive El Monte, CA 91731	Leased
Geary	4355 Geary Boulevard San Francisco, CA 94118	Leased
Glendale	520 North Central Avenue Glendale, CA 91203	Leased
Headquarters	415 Huntington Drive San Marino, CA 91108	Owned
Industry	18645 East Gale Avenue, Suite 100 City of Industry, CA 91748	Leased
Lincoln Heights	2601 North Broadway Los Angeles, CA 90031	Owned
Los Angeles—Chinatown	942 North Broadway Los Angeles, CA 90012	Leased
Los Angeles—Downtown	624 South Grand Avenue Los Angeles, CA 90017	Leased
Milpitas	678 Barber Lane Milpitas, CA 95035	Leased
Montebello	2825 Via Campo Montebello, CA 90640	Leased
Monterey Park	720 West Garvey Avenue Monterey Park, CA 91754	Leased

Mortgage Division	1635 West Main Street Alhambra, CA 91801	Leased
Oakland	369 9th Street Oakland, CA 94607	Leased
Peninsula Commercial Lending	199 California Drive, Suite 205 Millbrae, CA 94030	Leased
Rolling Hills	27421 Hawthorne Boulevard Palos Verdes, CA 90274	Owned
Rosemead	8168 East Garvey Avenue Rosemead, CA 91770	Leased
Rowland Heights	18458 Colima Road Rowland Heights, CA 91748	Leased
San Francisco—Chinatown	1241 Stockton Street San Francisco, CA 94133	Leased
San Marino	805 Huntington Drive San Marino, CA 91108	Owned
Silverlake	2496 Glendale Boulevard Los Angeles, CA 90039	Owned
South Pasadena	1001 Fair Oaks Avenue South Pasadena, CA 91030	Owned
Tarzana	18321 Ventura Boulevard Tarzana, CA 91356	Leased
Torrance	23670 Hawthorne Boulevard Torrance, CA 90505	Owned
West Los Angeles	1900 Avenue of the Stars Los Angeles, CA 90067	Leased
Westminster	9032 Bolsa Avenue Westminster, CA 92683	Leased

        As part of its initial phase to provide in-store banking services to targeted store locations of 99 Ranch Market in Southern California, the Company added the following banking locations in February 2002:

Office Name	Address	Owned/Leased
Arcadia	1300 South Golden West Arcadia, CA 91007	Leased
San Gabriel	140 West Valley Boulevard San Gabriel, CA 91776	Leased

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

        During the fourth quarter of 2001, no matters were submitted to shareholders for a vote.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth, as of February 28, 2002, the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age(1)	Position with Company or Bank
Dominic Ng	43	Chairman of the Board, President, and Chief Executive Officer of the Company and the Bank
Julia Gouw	42	Executive Vice President and Chief Financial Officer of the Company and the Bank
Douglas Krause	45	Executive Vice President, General Counsel, and Secretary of the Company and the Bank
Donald Chow	50	Executive Vice President and Director of Commercial Lending of the Bank
William Lewis	59	Executive Vice President and Chief Credit Officer of the Bank

(1)
As of February 28, 2002

Biographical Information

        The principal occupation during the past five years of each executive officer is set forth below. All executive officers have held their present positions for at least five years, unless otherwise stated.

        Dominic Ng has served as a director since 1991, as President and Chief Executive Officer of the Bank since 1992, and was elected Chairman of the Board in 1998. Mr. Ng has held the same positions with the Company since its formation. Prior to joining the Bank, he was President and CEO of Seyen Investment Inc. He also spent over a decade as a CPA at Deloitte & Touche LLP. Mr. Ng serves on the Board of ESS Technology, Inc. Mr. Ng also serves on the boards of The Anderson School at UCLA, Loyola Marymount University and United Way, and is Vice Chairman of Town Hall Los Angeles. Mr. Ng has received numerous awards in the professional and philanthropic communities during the past decade.

        Julia Gouw has served as Executive Vice President and Chief Financial Officer of the Bank since 1994 and as a director of the Bank since 1997, and has held these same positions with the Company since its formation. Ms. Gouw joined the Bank in 1989 as Vice President and Controller. Prior to joining the Bank, Ms. Gouw was a senior audit manager with KPMG LLP. Ms. Gouw is on the Board of Visitors of UCLA School of Medicine. She is also a member of the Financial Executives' Institute and the California Society of CPAs.

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

        Donald Chow serves as Executive Vice President and Director of Commercial Lending of the Bank. Mr. Chow joined the Bank in April 1993 as First Vice President and Commercial Lending Manager. Mr. Chow was promoted to Senior Vice President in April 1994. Mr. Chow has over 25 years of experience in commercial lending. Before joining the Bank, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank. Mr. Chow was also employed for over 10 years with Security Pacific National Bank where he held a number of positions, including Vice President and unit leader of commercial real estate lending.

        William Lewis joined the Bank in January 2002 as Executive Vice President and Chief Credit Officer. Prior to joining the Bank, Mr. Lewis was Executive Vice President and Chief Credit Officer of PriVest Bank since 1998. He held the same positions with Eldorado Bank from 1994 to 1998. Prior to that, Mr. Lewis was employed for 12 years with Sanwa Bank where he administered a 35 branch region and 13 years with First Interstate Bank where he held a variety of branch and credit management positions.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

        As previously mentioned, East West Bancorp, Inc. commenced trading on the Nasdaq National Market on February 8, 1999 under the symbol "EWBC." The following table sets forth the range of closing sales prices for the Company's common stock for each of the quarters in the two years ended December 31, 2001:

	Years Ended December 31,
	2001		2000
	High	Low	High	Low
First quarter	$26.00	$18.38	$13.25	$10.06
Second quarter	27.00	16.38	14.63	10.66
Third quarter	26.75	21.64	20.63	14.00
Fourth quarter	26.93	18.85	26.69	17.81

        The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the periods indicated. The closing price of the Company's common stock on February 28, 2002 was $28.95 per share, as reported by the Nasdaq National Market.

  Holders

        As of February 12, 2002, there were approximately 4,400 holders of record of the Company's common stock.

  Dividends

        The Company declared and paid cash dividends of $0.03 per share during each of the four quarters of 2001 and 2000. The Company declared a dividend of $0.0675 per share in the first quarter of 2002. Refer to "Item 1. BUSINESS—Regulation and Supervision—Restrictions on Transfer of Funds to the Company by the Bank" for information regarding dividend payment restrictions.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

	2001	2000	1999	1998	1997
	(In Thousands, Except Per Share Data)
Summary of Operations:
Interest and dividend income	$182,698	$186,080	$148,027	$126,708	$107,092
Interest expense	83,348	96,593	76,142	71,043	62,646

Net interest income	99,350	89,487	71,885	55,665	44,446
Provision for loan losses	6,217	4,400	5,439	5,356	5,588

Net interest income after provision for loan losses	93,133	85,087	66,446	50,309	38,858
Noninterest income	21,591	14,968	14,693	10,027	8,493
Noninterest expense	62,124	49,960	39,509	32,626	29,010

Income before provision for income taxes	52,600	50,095	41,630	27,710	18,341
Provision for income taxes	13,730	14,628	13,603	9,682	7,330

Income before cumulative effect of change in accounting principle	38,870	35,467	28,027	18,028	11,011

Cumulative effect of change in accounting principle, net of tax	(87)	—	—	—	—

Net income	$38,783	$35,467	$28,027	$18,028	$11,011

Basic earnings per share	$1.68	$1.58	$1.23	$0.76	$0.46
Diluted earnings per share	$1.61	$1.53	$1.22	$0.76	$0.46
Dividends per share	$0.12	$0.12	$0.12	$—	$—
Average number of shares outstanding, basic	23,033	22,448	22,757	23,775	23,775
Average number of shares outstanding, diluted	24,054	23,168	22,895	23,775	23,775
At Year End:
Total assets	$2,825,303	$2,485,971	$2,152,630	$2,058,160	$1,734,339
Loans receivable, net	2,132,838	1,789,988	1,486,641	1,100,579	934,850
Investment securities	323,099	488,290	496,426	682,436	374,810
Deposits	2,417,974	1,948,562	1,500,529	1,292,937	1,235,072
Federal Home Loan Bank advances	104,000	268,000	482,000	563,000	211,000
Stockholders' equity	244,415	186,149	150,080	150,830	132,552
Shares outstanding	23,376	22,661	22,423	23,775	23,775
Book value per share	$10.46	$8.21	$6.69	$6.34	$5.58
Financial Ratios:
Return on assets	1.47%	1.51%	1.35%	1.00%	0.70%
Return on equity	17.73	21.57	18.96	12.83	8.91
Average stockholders' equity to average assets	8.26	7.02	7.12	7.80	7.87
Net interest margin	3.98	4.03	3.62	3.22	2.92
Efficiency ratio(1)	45.22	40.91	40.56	46.52	52.47
Asset Quality Ratios:
Net chargeoffs to average loans	0.21%	0.22%	0.17%	0.11%	0.37%
Nonperforming assets to year end total assets	0.20	0.30	0.75	0.99	1.25
Allowance for loan losses to year end total gross loans	1.28	1.31	1.38	1.47	1.29

(1)
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

        East West Bancorp, Inc. is predominantly a bank holding company. Its primary subsidiary, East West Bank (the "Bank") is a state chartered bank with 31 branch offices located in Los Angeles, Orange, San Francisco, Santa Clara and Alameda counties. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on its assets, primarily loans and investments, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expense, such as employee salaries and benefits; noninterest income, such as fees on deposit-related services; and the Bank's provision for loan losses. The Bank has three wholly-owned subsidiaries-E-W Services, Inc., which holds property used by the Bank in its operations, East-West Investments, Inc., which primarily serves as a trustee for the Bank in connection with real estate secured loans, and EWSC Holdings, LLC, which owns 100% of the voting shares of East West Securities Company, Inc., a non-diversified, closed-end, management investment company registered under the Investment Company Act of 1940, as amended.

Critical Accounting Policies

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers' background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. Management believes that the Company's methodologies continue to be appropriate given its size and level of complexity. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein including the section "Loans and Allowance for Loan Losses."

Results of Operations

        The Company reported net income of $38.8 million for 2001, compared with $35.5 million for 2000 and $28.0 million for 1999, representing an increase of 9% for 2001 and 27% for 2000. On a per diluted share basis, net income was $1.61, $1.53 and $1.22 for 2001, 2000 and 1999, respectively. During 2001, the increase in net earnings is primarily attributable to higher net interest income and noninterest-related revenues and a lower provision for income taxes, partially offset by higher operating expenses and provision for loan losses. Earnings in 2000 improved over 1999 primarily due to growth in the loan portfolio, a higher net interest margin and lower provision for loan losses partially offset by higher operating expenses. The Company's return on average total assets decreased to 1.47% in 2001, compared to 1.51% in 2000 and 1.35% in 1999, while the annualized return on average stockholders' equity decreased to 17.73% in 2001, compared with 21.57% in 2000 and 18.96% in 1999.

Components of Net Income

	2001	2000	1999
	(In millions)
Net interest income	$99.3	$89.5	$71.9
Provision for loan losses	(6.2)	(4.4)	(5.4)
Noninterest income	21.6	15.0	14.7
Noninterest expense	(62.1)	(50.0)	(39.5)
Provision for income taxes	(13.7)	(14.6)	(13.6)
Cumulative effect of change in accounting principle	(0.1)	—	—

Net income	$38.8	$35.5	$28.0

Return on average total assets	1.47%	1.51%	1.35%

Net Interest Income

        The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income in 2001 totaled $99.3 million, an 11% increase over net interest income of $89.5 million in 2000.

        Total interest and dividend income during 2001 decreased 2% to $182.7 million compared with $186.1 million during 2000 primarily due to lower yields on all categories of earning assets and reduced volume of the Company's investment securities portfolio. Despite a 12% growth in average earning assets during 2001, particularly in loans and short-term investments, it was not enough to compensate for the negative impact of several progressive cuts in interest rates during the year. Growth in the

Bank's average loan and short-term investment portfolio, partially offset by decreases in investment securities and FHLB stock, triggered the growth in average earning assets. The net growth in average earning assets was funded largely by increases in time deposits, noninterest-bearing demand deposits, interest-bearing checking accounts, and money market accounts.

        Total interest expense during 2001 decreased 14% to $83.3 million compared with $96.6 million a year ago. The decrease in interest expense is attributable to lower rates paid on substantially all categories of interest-bearing liabilities compounded by a significantly lower volume of FHLB advances and brokered deposits.

        Since yields on earning assets reacted more instantaneously to the downward trend in interest rates, the lag in the repricing of the Company's considerable time deposit portfolio has resulted in a contraction of the Company's net interest spread and net interest margin. Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 5 basis points to 3.98% in 2001, compared with 4.03% in 2000. As a result of several progressive declines in interest rates since the beginning of the year, the overall yield on earning assets decreased 106 basis points to 7.33% in 2001, compared to 8.39% in 2000. Similarly, the Company's overall cost of funds for 2001 decreased 84 basis points to 4.07% in response to the declining interest rate environment, compared to 4.91% for 2000. The decrease in interest expense during 2001 did not occur as quickly as the decrease in interest income on earning assets because of the lag in the repricing of the Company's substantial portfolio of time deposits. Despite the Company's continued reliance on noninterest-bearing demand deposits as a considerable funding source, as evidenced by an 88% increase in such deposits during 2001 in comparison to the prior year, the Company was not immune to the unfavorable impact of significant declines in market interest rates during the year which had a disproportional effect on the Company's asset yields and cost of funds.

        Comparing 2000 to 1999, the Company's net interest margin increased 41 basis points to 4.03% in 2000, compared to 3.62% in 1999. The increase in net interest margin is primarily due to a 28% volume increase in average loans and a 60% increase in average noninterest-bearing demand deposits. Higher overall yields on earning assets partially offset by higher rates paid on interest-bearing liabilities, both stemming from a rise in overall interest rates, further contributed to the increase in net interest margin during 2000.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$77,820	$3,158	4.06%	$12,483	$960	7.69%	$40,262	$2,381	5.91%
Investment securities(1)(2)(3)	429,790	23,410	5.45%	513,126	32,521	6.34%	609,587	35,560	5.83%
Loans receivable(1)(4)	1,974,857	155,480	7.87%	1,670,981	150,985	9.04%	1,306,306	108,547	8.31%
FHLB stock	10,861	650	5.98%	21,794	1,614	7.41%	29,203	1,539	5.27%

Total interest-earning assets	2,493,328	182,698	7.33%	2,218,384	186,080	8.39%	1,985,358	148,027	7.46%

Noninterest-earning assets:
Cash and due from banks	55,280			47,343			34,185
Allowance for loan losses	(25,971)			(23,893)			(19,191)
Other assets	124,288			101,109			76,192

Total assets	$2,646,925			$2,342,943			$2,076,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$159,679	$1,968	1.23%	$108,228	$1,398	1.29%	$87,828	$1,060	1.21%
Money market accounts	170,090	4,848	2.85%	107,130	3,836	3.58%	51,448	1,594	3.10%
Savings deposits	213,098	2,442	1.15%	218,455	4,213	1.93%	216,590	3,954	1.83%
Time deposits	1,352,342	64,688	4.78%	1,164,671	63,201	5.43%	922,107	42,959	4.66%
Short-term borrowings	20,096	1,056	5.25%	31,009	2,065	6.66%	19,679	1,080	5.49%
FHLB advances	109,630	6,076	5.54%	325,656	20,503	6.30%	491,203	25,495	5.19%
Junior subordinated debt securities	20,750	2,270	10.94%	12,686	1,377	10.85%	—	—	—

Total interest-bearing liabilities	2,045,685	83,348	4.07%	1,967,835	96,593	4.91%	1,788,855	76,142	4.26%

Noninterest-bearing liabilities:
Demand deposits	349,330			185,731			116,129
Other liabilities	33,165			24,953			23,712
Stockholders' equity	218,745			164,424			147,848

Total liabilities and stockholders' equity	$2,646,925			$2,342,943			$2,076,544

Interest rate spread			3.26%			3.48%			3.20%

Net interest income and net interest margin		$99,350	3.98%		$89,487	4.03%		$71,885	3.62%

(1)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $83 thousand, $704 thousand and $288 thousand for the years ended December 31, 2001, 2000 and 1999, respectively. Also includes the amortization of deferred loan fees totaling $1.5 million, $2.0 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(2)
Average balances exclude unrealized gains or losses on available for sale securities.
(3)
The yields are not presented on a tax-equivalent basis as the effects are not material.
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

	Year Ended December 31,
	2001 vs. 2000			2000 vs. 1999
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume(1)	Rates(1)		Volume(1)	Rates(1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$2,198	$2,416	$(218)	$(1,421)	$(2,517)	$1,096
Investment securities	(9,111)	(4,884)	(4,227)	(3,038)	(6,700)	3,662
Loans receivable, net	4,495	15,373	(10,878)	42,437	32,320	10,117
FHLB stock	(964)	(697)	(267)	75	(126)	201

Total interest and dividend income	$(3,382)	$12,208	$(15,590)	$38,053	$22,977	$15,076

INTEREST-BEARING LIABILITIES:
Checking accounts	$570	$631	$(61)	$338	$259	$79
Money market accounts	1,012	1,550	(538)	2,242	1,960	282
Savings deposits	(1,771)	(101)	(1,670)	259	34	225
Time deposits	1,487	5,621	(4,134)	20,241	12,446	7,795
Short-term borrowings	(1,009)	(631)	(378)	985	719	266
FHLB advances	(14,427)	(12,222)	(2,205)	(4,991)	(13,569)	8,578
Junior subordinated debt securities	893	893	—	1,377	1,377	—

Total interest expense	$(13,245)	$(4,259)	$(8,986)	$20,451	$3,226	$17,225

CHANGE IN NET INTEREST INCOME	$9,863	$16,467	$(6,604)	$17,602	$19,751	$(2,149)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $6.2 million for 2001 compared to $4.4 million for 2000 and $5.4 million for 1999. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	2001	2000	1999
	(In millions)
Branch fees	$5.35	$4.84	$3.39
Letters of credit fees and commissions	4.32	4.35	4.11
Ancillary loan fees	4.13	1.85	2.28
Net gain on sales of securities available for sale	2.05	0.12	0.69
Net gain on sales of loans	1.09	—	—
Net gain (loss) on trading securities	0.41	(0.02)	1.90
Net gain on disposal of fixed assets	0.15	—	—
Net gain on sale of affordable housing investments	—	1.28	0.40
Net gain on sale of branch	—	—	0.68
Amortization of negative intangibles	0.26	0.42	0.41
Other	3.83	2.13	0.83

Total	$21.59	$14.97	$14.69

        Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available for sale and affordable housing investments, net gains on trading securities and disposals of fixed assets, and amortization of negative intangibles.

        Noninterest income increased 44% to $21.6 million during 2001 due to higher ancillary loan fees, higher branch service-related fees, higher net trading gains and net gains on sales of available for sale securities, and higher other noninterest income. Also included in noninterest income for 2001 are $1.09 million in net gains on sales of loans and $148 thousand in net gains from the sale of a building and associated leasehold improvements. This building previously housed a branch that has since been relocated. There were no such gains recorded in 2000.

        Partially offsetting these increases to noninterest income during 2001 is the absence of gains on sales of affordable housing investments. This compares to $1.3 million in such gains recorded during 2000. Further offsetting increases to noninterest income is a reduction in the amortization of negative intangibles to $255 thousand during 2001, from $415 thousand during 2000. The decrease is due to the full amortization of negative core deposit intangibles in June 2001. The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002. As a consequence of adopting SFAS No. 142, the remaining balance of negative goodwill of $1.4 million at December 31, 2001 will be recorded as a cumulative effect of a change in accounting principle, net of related tax effects, effective January 1, 2002. The total amortization expense for negative goodwill amounted to $94 thousand during 2001.

        Branch fees, which represent revenues derived from branch operations, amounted to $5.4 million in 2001, an 11% increase from the $4.8 million earned in 2000. The increase in branch fees is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts. Further, sustained growth in service-related fee income on transaction accounts and a rise in wire transfer fees due to increased volume resulting from the acquisition of Prime Bank in mid-January 2001 also contributed to the increase in branch fee income.

        Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, decreased 1% to $4.3 million in 2001. Revenues from the Company's trade finance activities declined 14% to $1.8 million during 2001 primarily due to a 25% decrease in overall transaction volume which has been negatively impacted by contracted market conditions during the year. Conversely, fees related to the issuance and maintenance of standby letters of credit increased 11% to $2.6 million primarily due to additional issuances of standby letters of credit during 2001.

        Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees increased 124% to $4.1 million in 2001, compared to $1.8 million in 2000, primarily due to intensified secondary marketing activities prompted by the current interest rate environment in 2001 which favored the origination of fixed-rate mortgages over adjustable-rate mortgages. Additionally, a significant increase in residential mortgage and commercial loan origination activity during 2001 as compared to 2000 also contributed to higher loan fees in 2001. Residential mortgage originations in 2001, excluding whole loan purchases, increased 122% over 2000 levels, primarily due to a high volume of refinances propelled by lower interest rates. Similarly, commercial loan origination activity during 2001, excluding whole loan purchases, increased 34% over prior year levels also due to lower interest rates and also to the introduction of a new loan product that significantly streamlines the loan application process for the borrower.

        Other noninterest income, which include insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases increased 80% to $3.8 million. The increase in other noninterest income is primarily due to $1.1 million in insurance commissions and other insurance-related service fee income in connection with the acquisition of East West Insurance Agency, Inc. in August 2000. Comparatively in 2000, the Company recorded revenues totaling $395 related to the activities of the Agency since its acquisition in August 2000. The Company also recorded interest income on officer life insurance policies totaling $1.3 million in 2001, compared to $733 thousand in 2000. At December 31, 2001, the aggregate cash surrender value of the Company's officer life insurance policies amounted to $27.3 million compared to $22.9 million at December 31, 2000. Further contributing to other noninterest income are revenues from leased equipment totaling $847 thousand in 2001, compared with $305 thousand recorded in 2000. These revenues represent income from equipment leased to third parties in connection with operating leases entered into by the Company. Gross operating leases totaled $2.1 million and $1.3 million at December 31, 2001 and 2000, respectively.

        Other contributions to noninterest income include $2.0 million and $123 thousand in net gains on sales of available for sale securities for 2001 and 2000, respectively. Net gains on trading securities totaled $413 thousand during 2000 compared to $16 thousand in trading securities losses during 2000.

        Comparing 2000 to 1999, noninterest income increased 2% to $15.0 million. Contributing to the increase in noninterest income in 2000 is a 218% increase in gains on sales of investments in affordable housing partnerships, a 43% increase in branch service-related fee income, a 6% increase in letters of credit fees and commissions, and a 157% increase in other noninterest income attributable primarily to insurance related fees and commissions, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Partially offsetting these increases were a 19% decrease in ancillary loan fees due to a decline in secondary marketing activities and an 82% decrease in net gains on sales of available for sale securities. Included in noninterest income in 1999 are a one-time $676 thousand gain on sale of the Irvine branch and $1.9 million in trading securities gains. There were no such gains recorded in 2000.

Noninterest Expense

Components of Noninterest Expense

	2001	2000	1999
	(In millions)
Compensation and other employee benefits	$25.13	$20.29	$18.48
Net occupancy	9.90	7.56	5.65
Amortization of affordable housing investments	3.78	4.08	2.99
Amortization of positive intangibles	3.77	3.32	1.57
Data processing	1.78	1.78	1.40
Deposit insurance premiums and regulatory assessments	0.55	0.46	0.86
Other real estate owned operations, net	0.03	(0.17)	(0.34)
Other	17.18	12.64	8.90

Total	$62.12	$49.96	$39.51

Efficiency Ratio(1)	45%	41%	41%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 24% to $62.1 million during 2001. Compensation and employee benefits increased 24% to $25.1 million in 2001 primarily due to the acquisition of Prime Bank in mid-January 2001 and the Company's continued investment in its operating infrastructure, predominantly in the lending area.

        Occupancy expenses increased 31% to $9.9 million during 2001 primarily reflecting the operations for the Century City, California branch location of Prime Bank which was acquired by the Company in mid-January 2001 as well as increased rent expense attributed to the Company's new Oakland and Milbrae, California locations, which were both opened during 2001. These overhead factors were not present in 2000. Additionally, the impact of normal rent adjustments in existing leases further contributed to the rise in occupancy expenses.

        The amortization of investments in affordable housing partnerships decreased 7% to $3.8 million during 2001, compared with $4.1 million in 2000. The decrease in amortization reflects the impact of two sale transactions totaling $9.3 million in February 2000 and September 2000, partially offset by $3.9 million in additional investment purchases made since year-end 2000. Total investments in affordable housing partnerships amounted to $21.0 million as of December 31, 2001, compared to $19.7 million as of December 31, 2000.

        The amortization of positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"), increased 14% to $3.8 million during 2001, compared with $3.3 million during 2000. The increase in the amortization of positive intangibles is primarily due to the acquisition of Prime Bank in mid-January 2001. Goodwill amounting to $5.9 million and deposit premiums totaling $3.9 million were recorded by the Company for this transaction which were being amortized straight line over 15 and 7 years, respectively. The Company's adoption of SFAS No. 142 has resulted in the discontinuation of the amortization of positive goodwill effective January 1, 2002. The total amortization expense for positive goodwill amounted to $1.5 million during 2001. Positive goodwill will continue to be reviewed for impairment on an annual basis. Positive core deposit premiums will continue to be amortized based on their estimated useful lives.

        Deposit insurance premiums and regulatory assessments increased 21% to $552 thousand in 2001, compared with $458 thousand in 2000. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") average assessment rate to 1.90 basis points during 2001, compared to 2.07 basis points during 2000, deposit insurance premiums increased during 2001 as a result of the significant growth in the Bank's assessable deposit base.

        Net loss related to OREO operations, which include net rental income collected from OREO properties and net gains or losses on subsequent sales, totaled $34 thousand in 2001, compared to net income of $174 thousand in 2000. The decrease in OREO net income during 2001 is primarily due to lower net gains on sales of OREO properties.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 36% to $17.2 million in 2001, compared with $12.6 million in 2000. The increase in other operating expenses is due primarily to the Company's continued expansion, which includes the recent acquisition of Prime Bank, as well as its continued investment in its operating infrastructure.

        Comparing 2000 to 1999, noninterest expense increased $10.5 million, or 26%, to $50.0 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $1.8 million, or 10%, primarily due to the acquisition of American International Bank in mid-January 2000 and the addition of several new loan officers with specialized lending experience; (2) an increase in occupancy expenses of $1.9 million, or 34%, primarily reflecting the operations of the eight branches of American International Bank, increased expenses related to the enhancement and maintenance of the Company's computer network system, and increased depreciation from equipment under operating leases; (3) an increase in the amortization of investments in affordable housing partnerships of $1.1 million, or 36%, due to additional investment purchases since year-end 1999, offset by sale transactions in 2000; (4) an increase in the amortization of positive intangibles of $1.8 million, or 111%, attributable to the acquisitions of First Central Bank, American International Bank and East West Insurance Agency, Inc.; and (5) an increase in other operating expenses of $3.7 million, or 42%, primarily due to the Company's growth, internally and through various acquisitions.

        The Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), increased to 45% in 2001, compared to 41% in 2000. The increase in efficiency ratio is primarily due to the acquisition of Prime Bank, the Company's continued investment in its operating infrastructure, and slower growth in the Bank's net interest income and margin as a result of several progressive interest rate cuts during 2001.

Provision for Income Taxes

        The provision for income taxes decreased 6% to $13.7 million in 2001, compared with $14.6 million in 2000. Despite an increase in pretax income during 2001, the decrease in the provision for income taxes reflects a full year of state tax benefits achieved through East West Securities Company, Inc., a registered investment company formed and funded in July 2000. The continued realization of state tax benefits through this entity is dependent on its continuing qualification as a registered investment company under the Investment Company Act of 1940, as amended.

        In addition, past and future state tax benefits generated through this entity could be significantly affected by a proposed change to California's tax law introduced on February 21, 2002. This proposed legislation, related to registered investment companies, could negatively impact the Company's effective income tax rate in future periods. As currently drafted, the change would require retroactive application to earlier years. Management cannot predict the ultimate outcome of this proposed legislation, including whether this proposed bill will be enacted in its present form, whether the final effective date of the proposed tax law will, when passed, be retroactive prior to 2000, or whether the proposed bill will be enacted at all. If enacted in its present form, and if enacted with its current effective date of application, the Company could be required to pay additional California taxes related to earlier years, which would increase the Company's tax expense in a future period unless the constitutionality of such legislation were successfully challenged. Further, absent a replacement tax-efficient capital-raising vehicle, the Company's effective tax rate applied to current period earnings in future periods would increase. The Company's long-term plans for East West Securities Company are currently under review.

        The provision for income taxes in 2001 also reflects the utilization of tax credits totaling $4.0 million, compared to $3.9 million utilized in 2000. The 2001 provision reflects an effective tax rate of 26.1%, compared with 29.2% for 2000.

        Comparing 2000 to 1999, the provision for income taxes increased 8% to $14.6 million, compared to $13.6 million in 1999. The 1999 provision reflects an effective tax rate of 32.7% and tax credits from affordable housing investments of $3.2 million.

Balance Sheet Analysis

        The Company's total assets increased $339.3 million, or 14%, to $2.83 billion, as of December 31, 2001, relative to total assets at year-end 2000. The increase in total assets was due primarily to a $342.9 million growth in net loans receivable and a $150.5 million increase in short-term investments, partially offset by a decrease in investment securities available for sale of $165.2 million. The increase in total assets was funded by increases of $469.4 million in deposits, partially offset by decreases in short-term borrowings of $38.0 million and FHLB advances of $164.0 million.

Investment Securities Held for Trading

        Investment securities held for trading are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Net gains from trading securities totaled $413 thousand during 2001, compared with net losses of $16 thousand during 2000. There were no outstanding trading account securities at December 31, 2001 and 2000.

Investment Securities Available for Sale

        Income from investing activities provides a significant portion of the Company's total income. Management generally maintains an investment portfolio with an adequate mix of fixed rate and adjustable rate securities with relatively short maturities to minimize overall interest rate risk. The Company's investment securities portfolio consists primarily of mutual funds invested in short-term government and corporate securities, U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and corporate debt and equity securities. The Company currently classifies its entire investment portfolio as available for sale. These securities are carried at their estimated fair values.

        The Company has a sizeable investment in residential mortgage-backed securities, consisting of pass-through certificates issued by GNMA, FHLMC, FNMA and private issuers. As of December 31, 2001, the carrying value of mortgage-backed securities totaled $191.3 million, or 7% of total assets. At December 31, 2001, the Bank held $381 thousand, $102.0 million, $65.7 million, and $23.3 million of mortgage-backed securities issued by GNMA, FHLMC, FNMA and private issuers, respectively. Mortgage-backed securities with a total carrying value of $90.7 million, or 47% of the total portfolio, had adjustable interest rates at December 31, 2001. At December 31, 2001, $107.4 million of mortgage-backed securities were pledged as collateral for public funds.

        Total investment securities available for sale decreased 34% to $323.1 million as of December 31, 2001. Investment securities with a net carrying value of $37.0 million were acquired from Prime Bank during the first quarter of 2001, substantially all of which were sold during the same period. Total repayments and proceeds from sales of available for sale securities amounted to $236.3 million and $176.2 million, respectively, during 2001. Proceeds from repayments and sales were applied towards additional investment securities purchases, repayments of short-term borrowings and FHLB advances, and funding a portion of loan originations and loan purchases made during 2001. The Bank recorded net gains totaling $2.0 million and $123 thousand on sales of available for sale securities during 2001 and 2000, respectively.

        The following table sets forth the carrying values of investment securities available for sale at December 31, 2001 and 2000:

	At December 31,
	2001	2000
	(In thousands)
Mutual funds	$10,714	$—
U.S. Treasury securities	78,112	8,429
U.S. Government agency securities	8,443	67,382
Mortgage-backed securities	191,331	384,678
Obligations of states and political subdivisions	—	201
Corporate securities	34,499	27,600

Total investment securities available for sale	$323,099	$488,290

        The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of the Bank's investment securities available for sale portfolio at December 31, 2001:

	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Mutual funds	$10,714	2.84%	$—	—%	$—	—%	$—	—%	$10,714	2.84%
U.S. Treasury securities	78,112	2.34%	—	—%	—	—%	—	—%	78,112	2.34%
U.S. Gov't agency securities	—	—%	—	—%	—	—%	8,443	6.45%	8,443	6.45%
Mortgage-backed securities	—	—%	340	5.71%	71,456	5.21%	119,535	4.61%	191,331	4.84%
Corporate securities	7,210	6.35%	—	—%	—	—%	27,289	3.49%	34,499	4.09%

Total	$96,036	2.70%	$340	5.71%	$71,456	5.21%	$155,267	4.51%	$323,099	4.13%

Loans

        The Bank offers a broad range of products designed to meet the credit needs of its borrowers. The Bank's lending activities consist of residential mortgage loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business and trade finance loans, and consumer loans. Net loans receivable increased $342.9 million, or 19% to $2.13 billion at December 31, 2001. Excluding the $43.3 million of net loans acquired from Prime Bank, loan growth during 2001 amounted to $299.5 million, or 17% compared to year-end 2000 levels. The growth in loan volume during 2001 was funded primarily through deposit growth and through repayments and sales of investment securities available for sale.

        With the exception of single family residential mortage loan originations which were boosted by a high volume of refinances resulting from lower interest rates, the Bank experienced moderate loan demand in its other loan categories throughout 2001. The growth in loans, excluding loans acquired from Prime Bank, is comprised of increases in multifamily loans of $53.8 million or 17%, commercial real estate loans of $213.2 million or 33%, construction loans of $33.8 million or 29%, commercial business loans, excluding trade finance products of $29.3 million or 77%, automobile loans of $6.6 million or 103%, and consumer loans, including home equity lines of credit, of $16.6 million or 41%. Approximately 57%, or $172.2 million, of the growth in loans can be attributed to whole loan purchases from various financial institutions. Whole loan purchases during 2001 were comprised of $27.9 million in single family loans, $88.7 million in multifamily loans, and $55.5 million in commercial real estate loans.

        Partially offsetting the growth in the aforementioned loan categories was a decrease in single family loans of $25.1 million or 8% and trade finance loans of $27.4 million or 24%. The decrease in single family loans was primarily due to portfolio loan sales of $64.8 million and FNMA securitizations totaling $13.3 million during 2001.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential, one to four units	$316,504	14.7%	$334,775	18.5%	$278,161	18.4%	$270,444	24.2%	$356,478	37.5%
Residential, multifamily	377,224	17.5%	323,469	17.8%	311,193	20.6%	167,545	15.0%	144,147	15.2%
Commercial and industrial real estate	868,989	40.2%	640,713	35.3%	518,074	34.4%	358,850	32.0%	269,028	28.3%
Construction	161,953	7.5%	118,241	6.5%	122,363	8.1%	78,922	7.0%	27,020	2.8%

Total real estate loans	1,724,670	79.9%	1,417,198	78.1%	1,229,791	81.5%	875,761	78.2%	796,673	83.8%

Other loans:
Business, commercial	363,331	16.8%	350,282	19.3%	248,865	16.5%	223,318	20.0%	138,408	14.6%
Automobile	13,714	0.6%	6,409	0.4%	5,284	0.4%	4,972	0.4%	5,259	0.6%
Other consumer	58,413	2.7%	40,547	2.2%	23,834	1.6%	15,156	1.4%	9,137	1.0%

Total other loans	435,458	20.1%	397,238	21.9%	277,983	18.5%	243,446	21.8%	152,804	16.2%

Total gross loans	2,160,128	100.0%	1,814,436	100.0%	1,507,774	100.0%	1,119,207	100.0%	949,477	100.0%

Unearned fees, premiums, and discounts, net	267		(600)		(289)		(2,122)		(2,354)
Allowance for loan losses	(27,557)		(23,848)		(20,844)		(16,506)		(12,273)

Loan receivable, net	$2,132,838		$1,789,988		$1,486,641		$1,100,579		$934,850

        Residential Mortgage Loans.    The Company offers first mortgage loans secured by one-to-four unit residential properties located in the Bank's primary lending area. At December 31, 2001, $316.5 million or 15% of the loan portfolio was secured by one-to-four family residential real estate mortgages, compared to $334.8 million or 19% at December 31, 2000. During 2001, the Bank's secondary marketing activities were benefited by the declining interest rate environment which favored the origination of fixed rate loans over adjustable rate loans. Substantially all new fixed-rate single family residential loans originated in 2001 were sold into the secondary market. In a rising interest rate environment, the Bank anticipates a contraction in its secondary marketing activities.

        Multifamily and Commercial Real Estate Loans.    The Bank continues to place emphasis in the origination of multifamily and commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily and commercial real estate loans accounted for $377.2 million or 17% and $869.0 million or 40%, respectively, of the Bank's loan portfolio at December 31, 2001. At year-end 2000, multifamily and commercial real estate loans amounted to $323.5 million or 18% and $640.7 million or 35%, respectively.

        Construction Loans.    The Bank offers loans to finance the construction of income-producing or owner-occupied buildings. The Bank limits its exposure in construction loans to no more than 25% of total loans. At December 31, 2001, construction loans accounted for $162.0 million or 8% of the Bank's loan portfolio. This compares with $118.2 million or 7% of the loan portfolio at December 31, 2000.

        Commercial Business Loans.    The Bank finances small and middle-market businesses in a wide spectrum of industries throughout California. The Bank offers commercial loans for working capital, accounts receivable and inventory lines. At December 31, 2001, commercial business loans accounted for $276.6 million or 13% of the Bank's loan portfolio compared to $236.1 million or 13% at December 31, 2000.

        Trade Finance.    The Bank offers a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. A substantial portion of this business involves California-based customers engaged in import activities.

        At December 31, 2001, loans to finance international trade totaled $86.8 million or 4% of the Bank's loan portfolio. Of this amount, almost all loans were made to borrowers on the import side of international trade. At December 31, 2000, such loans amounted to $114.2 million or 6% of the Bank's loan portfolio. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated.

        Affordable Housing.    The Bank is engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which generally are eligible for federal low income housing tax credits. As of December 31, 2001, the Bank had outstanding $202.6 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $162.6 million as of year-end 2000. Credit facilities for individual projects generally range in size from $1 million to $10 million.

        Contractual Maturity of Loan Portfolio.    The following table presents the maturity schedule of the Bank's loan portfolio at December 31, 2001. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $3.7 million are included in the within one year category.

	Within One Year	After One but within Five Years	More than Five Years	Total
	(In Thousands)
Residential, one to four units	$15,852	$35,773	$264,879	$316,504
Residential, multifamily	14,075	87,400	275,749	377,224
Commercial and industrial real estate	136,047	525,557	207,385	868,989
Construction	117,088	44,310	555	161,953
Business, commercial	270,990	74,880	17,461	363,331
Other consumer	14,109	13,300	44,718	72,127

Total	$568,161	$781,220	$810,747	$2,160,128

        As of December 31, 2001, excluding nonaccrual loans, outstanding loans scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

	Within One Year	After One but within Five Years	More than Five Years	Total
	(In Thousands)
Total fixed rate	$159,948	$288,773	$31,925	$480,646
Total variable rate	1,516,743	159,661	3,078	1,679,482

Total	$1,676,691	$448,434	$35,003	$2,160,128

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

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.20% and 0.30% at December 31, 2001 and 2000, respectively. Nonaccrual loans, which include loans 90 days or more past due, totaled $3.7 million at December 31, 2001 and 2000. Comparing year-end 2001 to year-end 2000, loans totaling $3.5 million were placed on nonaccrual status. These additions to nonaccrual loans were offset by $1.1 million in gross chargeoffs, $1.8 million in payoffs and principal paydowns and $675 thousand in loans that were brought current. Additions to nonaccrual loans during 2001 were comprised of $1.5 million in single family loans, $774 thousand in commercial business loans, a $788 thousand trade finance loan, $424 thousand in finance leases, and a $30 thousand home equity loan.

        Restructured loans and loans that have had their original terms modified totaled $2.1 million at December 31, 2001, compared with $3.0 million at year-end 2000. The decrease in restructured loans is due to $31 thousand in chargeoffs and $836 thousand in payoffs and principal payments received during 2001. The decrease was offset by the addition of one commercial business loan amounting to $14 thousand during 2001.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. Other real estate owned totaled $801 thousand at December 31, 2000. The Bank had no OREO properties at December 31, 2001. There were no additions to OREO during 2001. Two single family residential OREO properties were sold during 2001 for a combined gain of $20 thousand.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Nonaccrual loans	$3,658	$3,652	$10,933	$9,762	$8,490
Loans past due 90 days or more but not on nonaccrual	—	—	—	129	2,403

Total nonperforming loans	3,658	3,652	10,933	9,891	10,893

Restructured loans	2,119	2,972	4,700	5,936	7,487
Other real estate owned, net	—	801	577	4,600	3,217

Total nonperforming assets	$5,777	$7,425	$16,210	$20,427	$21,597

Total nonperforming assets to total assets	0.20%	0.30%	0.75%	0.99%	1.25%
Allowance for loan losses to nonperforming loans	753.34%	653.01%	190.65%	166.88%	112.67%
Nonperforming loans to total gross loans	0.17%	0.20%	0.73%	0.88%	1.15%

        The Company evaluates impairment of loans according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.

        At December 31, 2001, the Company had classified $7.3 million of its loans as impaired, compared with $12.4 million at December 31, 2000. Specific reserves on impaired loans totaled $1.1 million at December 31, 2001 and $1.3 million at December 31, 2000. The Bank's average recorded investments in impaired loans during 2001 and 2000 were $10.1 million and $12.9 million, respectively. During 2001 and 2000, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.1 million and $1.5 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $808 thousand and $1.1 million, respectively.

Allowance for Loan Losses

        Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at December 31, 2001, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the year. At December 31, 2001, the allowance for loan losses amounted to $27.6 million, or 1.28% of total loans, compared with $23.8 million, or 1.31% of total loans, at December 31, 2000. The $3.7 million increase in the allowance for loan losses at December 31, 2001, from year-end 2000, results from $1.6 million in allowance for losses acquired from Prime Bank, $6.2 million in additional loss provisions, and $4.1 million in net chargeoffs recorded during the year.

        The provision for loan losses of $6.2 million recorded in 2001 represents a 41% increase from the $4.4 million in loss provisions recorded during 2000. Net chargeoffs amounting to $4.1 million represent

0.21% of average loans outstanding during 2001. This compares to net chargeoffs of $3.7 million, or 0.22% of average loans outstanding, during 2000. The Bank continues to record loss provisions to compensate for both the continued growth of the Bank's loan portfolio, which grew 19% during 2001, and the continued change in the composition of the overall loan portfolio, reflecting a steady shift toward commercial real estate and commercial business loans. At December 31, 2001, the combined volume of commercial real estate and commercial business loans represented approximately 57% of the total loan portfolio, compared to 55% at December 31, 2000 and 51% at December 31, 1999.

        The following table summarizes activity in the allowance for loan losses for the periods indicated:

	At or for the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Allowance balance, beginning of year	$23,848	$20,844	$16,506	$12,273	$10,084
Allowance from acquisition	1,550	2,256	1,150	—	—
Provision for loan losses	6,217	4,400	5,439	5,356	5,588
Charge-offs:
1-4 family residential real estate	—	46	26	196	469
Multifamily real estate	—	—	44	588	1,595
Commercial and industrial real estate	—	3	—	60	1,079
Business, commercial	5,920	4,511	2,786	1,689	986
Automobile	8	32	19	130	5
Other	—	—	2	3	2

Total charge-offs	5,928	4,592	2,877	2,666	4,136

Recoveries:
1-4 family residential real estate	77	227	17	172	12
Multifamily real estate	1,296	9	207	1	275
Commercial and industrial real estate	60	7	29	845	385
Business, commercial	435	660	358	480	41
Automobile	2	34	14	45	19
Other	—	3	1	—	5

Total recoveries	1,870	940	626	1,543	737

Net charge-offs	4,058	3,652	2,251	1,123	3,399

Allowance balance, end of year	$27,557	$23,848	$20,844	$16,506	$12,273

Average loans outstanding	$1,974,857	$1,670,981	$1,306,306	$1,004,477	$915,202

Total gross loans outstanding, end of year	$2,160,128	$1,814,436	$1,507,774	$1,119,207	$949,477

Net charge-offs to average loans	0.21%	0.22%	0.17%	0.11%	0.37%
Allowance for loan losses to total gross loans at end of year	1.28%	1.31%	1.38%	1.47%	1.29%

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

        The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	At December 31,
	2001		2000		1999		1998		1997
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
1-4 family residential real estate	$184	14.7%	$142	18.5%	$345	18.4%	$500	24.2%	$894	37.5%
Multifamily real estate	1,914	17.5%	1,768	17.8%	2,735	20.6%	2,435	15.0%	3,022	15.2%
Commercial and industrial real estate	8,221	40.2%	4,472	35.3%	3,110	34.4%	1,373	32.0%	1,059	28.3%
Construction	3,024	7.5%	2,370	6.5%	2,597	8.1%	2,339	7.0%	404	2.8%
Business, commercial	10,248	16.8%	10,461	19.3%	9,244	16.5%	7,679	20.0%	5,249	14.6%
Automobile	39	0.6%	23	0.4%	30	0.4%	45	0.4%	33	0.6%
Consumer and other	8	2.7%	21	2.2%	9	1.6%	22	1.4%	32	1.0%
Other risks	3,919	—	4,591	—	2,774	—	2,113	—	1,580	—

Total	$27,557	100.0%	$23,848	100.0%	$20,844	100.0%	$16,506	100.0%	$12,273	100.0%

        Allocated reserves on multifamily loans increased $146 thousand, or 8%, to $1.9 million at December 31, 2001 primarily due to a 17% increase in the volume of multifamily loans from year-end 2000 levels. The increase in loan volume was partially offset by a decrease in criticized (i.e. rated "special mention") loans relative to December 31, 2000. Multifamily loans rated special mention totaled $729 thousand at December 31, 2001, compared to $4.8 million at December 31, 2000.

        Allocated reserves on commercial real estate loans increased $3.7 million, or 84%, to $8.2 million for two main reasons: (1) a 36% increase in the volume of commercial real estate loans at December 31, 2001, in comparison to year-end 2000 levels and (2) a 3% concentration risk allocation, totaling $3.4 million, established against $111.8 million in outstanding commercial real estate loans secured by hotels and motels primarily within California and Las Vegas, Nevada. The impact of the September 11th tragedy, combined with the weakening economy, has had a negative impact on the travel and tourism industry. More specifically, occupancy rates for hotels and motels have declined dramatically from the same period last year. While the ultimate impact of the September 11th tragedy on the Bank's hotel/motel loan portfolio cannot be fully quantified at this time, management has deemed it appropriate to establish an industry-specific allocation for this probable credit risk. The Bank will continue to monitor and adjust this allocation as financial information is obtained on these loans to determine the actual negative effect of the September 11th incident on the underlying properties' cash flows. Partially offsetting the impact of volume growth and the 3% concentration risk allocation is a decrease in criticized and classified (i.e. rated "substandard" or "doubtful") loans relative to December 31, 2000. Commercial real estate loans rated special mention totaled $5.9 million at December 31, 2001, compared to $8.9 million at December 31, 2000, while substandard commercial real estate loans decreased to $1.2 million at December 31, 2001, compared to $2.9 million at December 31, 2000.

        Allocated reserves on construction loans increased $654 thousand, or 28%, to $3.0 million at December 31, 2001 primarily due to a 3% concentration risk allocation, totaling $891 thousand, set aside for $29.7 million in outstanding construction loans secured by hotels and motels. As mentioned previously, management will continue to monitor and adjust this industry concentration risk allocation as financial information is obtained from these borrowers. Partially offsetting this special allocation is a decrease in criticized loans at December 31, 2001 relative to December 31, 2000. Construction loans rated special mention totaled $7.2 million at December 31, 2000. There were no criticized or classified construction loans at December 31, 2001.

        Allocated reserves on commercial business loans decreased $213 thousand, or 2%, to $10.2 million at December 31, 2001 primarily due to a decrease in criticized loans, partially offset by an increase in classified loans, relative to December 31, 2000. Commercial business loans rated special mention totaled $4.1 million at December 31, 2001 compared to $41.3 million at December 31, 2000. On the other hand, commercial business loans rated substandard and doubtful totaled $13.9 million at December 31, 2001, compared to $9.0 million at December 31, 2000.

        The allowance for loan losses of $27.6 million at December 31, 2001 exceeded the Bank's allocated allowance by $3.9 million, or 14% of the total allowance. This compares to an unallocated allowance of $4.6 million, or 19%, as of December 31, 2000. The $3.9 million unallocated allowance at December 31, 2001 is comprised of three elements. First, the Bank has set aside $244 thousand for foreign transaction risk associated with credit lines totaling $82.7 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which range from BBB+ to AAA. The total amount of the allowance set aside for foreign transaction risk associated with such credit lines totaled $1.4 million for December 31, 2000. The decrease in this element as of December 31, 2001 reflects the Bank's more refined calculation of the allowance with respect to loan commitments and foreign credit facilities. The second element, which accounts for approximately $1.2 million of the unallocated allowance, represents a 5% economic risk factor to compensate for the slowing of the national economy, as evidenced by rising unemployment rates and energy costs, eroding consumer confidence, and substantial shortfalls in sales and earnings. Management of the Bank has deemed it prudent to set aside a portion of the unallocated allowance to compensate for this current economic risk. The third and final element, which accounts for approximately $2.4 million, or approximately 10% of the allocated allowance amount of $23.6 million at December 31, 2001, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

        The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 54% and 67% of the deposit portfolio at December 31, 2001 and 2000, respectively. Non-time deposits, which include noninterest bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts, accounted for the remaining 46% and 33% of the deposit portfolio at December 31, 2001 and 2000.

        Deposits increased $469.4 million, or 24%, to $2.42 billion at December 31, 2001. The increase in deposits reflects $98.1 million in deposits acquired from Prime Bank in January 2001. Excluding this transaction, internal deposit growth amounted to $371.3 million, or 19%, over December 31, 2000. This internal deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $260.3 million, or 129%, interest-bearing checking accounts of $81.8 million, or 74%, money market accounts of $20.2 million, or 17% and savings deposits of $7.3 million, or 3%. The increases can be attributed to continued momentum from various promotions associated with the Chinese New Year holiday, as well as carryover benefits from the Prime Bank acquisition.

        Included in time deposits at December 31, 2001 are $41.3 million of brokered deposits, compared with $154.5 million as of December 31, 2000. The decrease of $113.2 million reflects the replacement of brokered deposits with the increasing volume of commercial and retail deposit accounts. Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits.

        Public deposits increased 24% to $151.6 million as of December 31, 2001, compared with $122.3 million at year-end 2000. The balance of public funds at December 31, 2001 is comprised almost entirely of deposits from the State of California. Notwithstanding the increases in public deposits during 2001, the Bank's principal market strategy continues to be based on its reputation as a community bank that provides quality products and personal customer service.

        Time deposits greater than $100 thousand totaled $712.3 million, accounting for 29% of the deposit portfolio at December 31, 2001. These accounts, consisting primarily of deposits by consumers and public funds, had a weighted average interest rate of 3.19% at December 31, 2001. The following table provides the remaining maturities at December 31, 2001 of time deposits greater than $100 thousand (in thousands):

3 months or less	$369,845
Over 3 months through 6 months	194,126
Over 6 months through 12 months	119,093
Over 12 months	29,230

Total	$712,294

Borrowings

        The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. There were no outstanding short-term borrowings at December 31, 2001. This compares to $38.0 million in short-term borrowings at December 31, 2000. The decrease in short-term borrowings during 2001 was primarily due to the growth in core deposits.

        FHLB advances decreased 61% to $104.0 million as of December 31, 2001, a decrease of $164.0 million from December 31, 2000. The decrease in FHLB advances resulted primarily from the application of sales proceeds on investment securities and loans receivable to partially pay down outstanding advances. The growth in core deposits, cash acquired from Prime Bank and runoffs on investment securities available for sale further contributed to the decrease in FHLB advances during 2001. At December 31, 2001 and 2000, FHLB advances had a weighted average interest rate of 3.22% and 6.49%, respectively. Only $34.0 million, or 33% of outstanding FHLB advances at December 31, 2001, had remaining maturities greater than one year.

Capital Resources

        The primary source of capital for the Company is the retention of net after tax earnings. At December 31, 2001, stockholders' equity totaled $244.4 million, a 31% increase from $186.1 million as of December 31, 2000. The increase is due primarily to: (1) net income of $38.8 million during 2001; (2) net issuance of common stock totaling $3.3 million, representing 328,610 shares, from the exercise of stock options and stock warrants; (3) net issuance of common stock totaling $682 thousand, or 42,012 shares, in connection with the Company's Employee Stock Purchase Program; (4) net issuance of common stock totaling $12.3 million, representing 512,707 shares, in connection with the acquisition of Prime Bank; (5) issuance of unregistered restricted common stock totaling $7.0 million, representing 400,000 shares, in connection with the Company's recent in-store banking agreement with 99 Ranch Market; (6) issuance of warrants totaling $2.7 million, representing 300,000 shares, also in connection with the Company's in-store banking agreement with 99 Ranch Market; (7) release from escrow of 13,147 shares totaling $638 thousand as stipulated in the earn-out agreement related to the acquisition of East West Insurance Agency, Inc.; (8) stock compensation costs amounting to $369 thousand related to the Company's Restricted Stock Award Program; (9) tax benefits of $1.3 million resulting from the exercise of nonqualified stock options; and (10) a decrease of $6.9 million in unrealized losses on available-for-sale securities. These transactions were offset by (1) repurchases of $12.9 million or 567,640 shares of common stock in connection with the Company's stock repurchase programs, and to a much lesser degree, from forfeitures of restricted stock awards; and (2) payment of regular quarterly cash dividends totaling $2.8 million.

        Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At December 31, 2001, the Bank's Tier 1 and total capital ratios were 9.8% and 11.0%, respectively, compared to 9.5% and 10.7%, respectively, at December 31, 2000.

        The following table compares the Company's and the Bank's actual capital ratios at December 31, 2001, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.2%	11.0%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	10.1%	9.8%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.5%	8.2%	4.0%	5.0%

        On August 30, 2001, the Company entered into a ten-year agreement with 99 Ranch Market to provide in-store retail banking services to their stores throughout California. 99 Ranch is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Seattle, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. In conjunction with this agreement, the Company has issued 300,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share. These warrants will vest over six years and are intended to provide direct benefit to 99 Ranch executives that make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants was $2.7 million. Management does not anticipate a material increase in overhead expenses or capital investments as a result of this agreement with 99 Ranch Market.

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

        During the years ended December 31, 2001 and 2000, the Company experienced net cash inflows of $67.6 million and $21.4 million, respectively, from operating activities. Net cash inflows from operating activities during 2001 and 2000 were primarily due to net income earned during the year. Moreover, proceeds from the sale of securitized loans also contributed to operating cash inflows in 2001. There were no sales of securitized loans during 2000. Net cash outflows from investing activities totaled $71.9 million and $114.9 million during 2001 and 2000, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in the Bank's loan portfolio and purchases of available for sale securities. These activities were partially offset by net proceeds from the sale and repayments of investment securities available for sale and proceeds from the sale of loans receivable. Cash acquired through the purchase of Prime Bank in January 2001 also contributed to cash from investing activities during 2001. The Company experienced net cash inflows from financing activities of $165.6 million during 2001 primarily due to the growth in deposits partially offset by repayments of FHLB advances and short-term borrowings. During 2000, the growth in deposits and short-term borrowings, partially offset by repayments on FHLB advances, largely accounted for net cash inflows from financing activities of $113.0 million.

        As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2001, the Bank's available borrowing capacity includes approximately $39.4 million in repurchase arrangements, $92.0 million in federal funds line facilities, and $169.5 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At December 31, 2001, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

        The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the year ended December 31, 2001, total dividends paid by the Bank to East West Bancorp, Inc. totaled $6.8 million, compared with $9.6 million during 2000. As of December 31, 2001, approximately $72.6 million of undivided profits of the Bank were available for dividends to the Company.

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

        The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2001 and 2000, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
+200	13.1%	7.4%	(0.5)%	(10.7)%
+100	7.7%	4.6%	1.0%	(5.0)%
-100	(6.9)%	(4.6)%	(2.1)%	2.1%
-200	(13.2)%	(9.2)%	(5.4)%	(0.8)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

        The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of December 31, 2001. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	2002	2003	2004	2005	2006	After 2006	Total	Fair Value at December 31, 2001
	(Dollars in Thousands)
Assets:
Short-term investments	$155,000	$—	$—	$—	$—	$—	$155,000	$155,000
Weighted average rate	1.59%	—%	—%	—%	—%	—%	1.59%
Investment securities available-for-sale (fixed rate)	$97,183	$10,578	$9,582	$8,677	$7,855	$59,731	$193,606	$194,393
Weighted average rate	3.07%	6.02%	6.02%	6.02%	6.02%	6.02%	4.54%
Investment securities available-for-sale (variable rate)	$130,051	$—	$—	$—	$—	$—	$130,051	$128,706
Weighted average rate	3.64%	—%	—%	—%	—%	—%	3.64%
Total gross loans	$1,682,620	$191,126	$116,320	$50,466	$85,267	$34,329	$2,160,128	$2,177,475
Weighted average rate	6.23%	7.95%	7.61%	7.84%	7.70%	7.98%	6.57%
Liabilities:
Checking accounts	$196,469	$—	$—	$—	$—	$—	$196,469	$196,469
Weighted average rate	0.73%	—%	—%	—%	—%	—%	0.73%
Money market accounts	$163,831	$—	$—	$—	$—	$—	$163,831	$163,831
Weighted average rate	1.57%	—%	—%	—%	—%	—%	1.57%
Savings deposits	$220,436	$—	$—	$—	$—	$—	$220,436	$220,436
Weighted average rate	0.46%	—%	—%	—%	—%	—%	0.46%
Time deposits	$1,250,788	$48,383	$3,440	$2,406	$2,837	$20	$1,307,874	$1,311,650
Weighted average rate	3.21%	3.58%	4.79%	6.08%	4.82%	4.33%	3.24%
FHLB advances	$70,000	$14,000	$20,000	$—	$—	$—	$104,000	$106,734
Weighted average rate	2.46%	5.94%	5.11%	—%	—%	—%	3.44%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$23,434
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. The Company sometimes uses derivative financial instruments—primarily interest rate swaps and interest rate caps—as part of its asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on the Company's net interest margin and its stockholders' equity. The use of derivatives has been declining since 1999, and derivatives have not had a material effect on the Company's operating results or financial position.

        The Bank entered into interest rate swap agreements for the purpose of converting fixed rate brokered certificates of deposits to floating rate liabilities. The gross notional amount of interest rate swap agreements totaled $30.0 million at December 31, 2000. There were no interest rate swap agreements outstanding at December 31, 2001. The Bank adopted SFAS No. 133 effective January 1, 2001. The adoption of this standard resulted in a cumulative pre-tax reduction to earnings of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of the interest rate swap agreements. Pursuant to the adoption of SFAS No. 133, the Company recorded these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings.

        Prior to October 1, 1999, the Bank used interest rate caps for purposes of hedging against market fluctuations in the Bank's available-for-sale securities portfolio. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, the Bank ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio, effective October 1, 1999. The Bank continues to record these interest rate caps at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of these interest rate cap agreements. Only one interest cap agreement is outstanding at December 31, 2001. This remaining interest rate cap agreement, with a notional amount of $18.0 million and a fair value, based on quoted market price of approximately zero, will mature in October 2002.

        The following table summarizes the expected maturities, weighted average pay and receive rates, and the unrealized gains and losses of the Bank's interest rate contracts as of December 31, 2001 and 2000. The fair values reflected in the table are based on quoted market prices from broker dealers making a market for these derivatives.

	Expected Maturity
	2002	2003	2004	2005	After 2005	Total	Unrealized Gain (Loss)	Average Expected Maturity
	(Dollars in Thousands)
At December 31, 2001:
Interest rate cap agreement:
Notional amount	$18,000	$—	$—	$—	$—	$18,000	$—	0.8 Years
Libor cap rate	7.00%	—%	—%	—%	—%	7.00%

	Expected Maturity
	2001	2002	2003	2004	After 2004	Total	Unrealized Gain (Loss)	Average Expected Maturity
	(Dollars in Thousands)
At December 31, 2000:
Interest rate swap agreements:
Notional amount	$—	$—	$—	$—	$30,000	$30,000	$(149)	8.6 Years
Weighted average receive rate	—%	—%	—%	—%	7.00%	7.00%
Weighted average pay rate	—%	—%	—%	—%	6.61%	6.61%
Interest rate cap agreements:
Notional amount	$18,000	$18,000	$—	$—	$—	$36,000	$—	1.1 Years
Libor cap rate	6.50%	7.00%	—%	—%	—%	6.75%

Business Segments

        For information regarding the Company's business segments, see Footnote 20, entitled "Segment Information," of the 2001 Annual Report which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

        For quantitative and qualitative disclosures regarding market risks in the Bank's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For financial statements of the Company, see "Supplementary Financial Information," and "Consolidated Financial Statements and Notes," including the "Independent Auditor's Report" thereon, in the 2001 Annual Report, which is incorporated herein by reference. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference from the sections entitled "COMPENSATION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and Management is incorporated by reference from the section entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  Financial Statements and Schedules

(1)
The following financial statements included in the registrant's 2001 Annual Report to Shareholders are incorporated herein by reference. Page number references are to the 2001 Annual Report to Shareholders.

(2)
The following additional information for the years 2001, 2000 and 1999 is submitted herewith:

        All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

        (b)  Reports on Form 8-K

        The Company filed no reports on Form 8-K during the last quarter of 2001.

        (a)  Exhibits

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East-West Bank and East West Merger Co., Inc.*
3(i)	Certificate of Incorporation of the Registrant*
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause*+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+

10.6.1	Amendment to East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements#+
10.6.2	Amendment No. 2 to East West Bancorp, Inc. 1998 Stock Incentive Plan+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors' Consent
99	Proxy Statement for Annual Meeting of Stockholders to be held on May 15, 2002

*
Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).

#
Incorporated by reference from Registrants's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).

+
Denotes management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
East West Bancorp, Inc. and Subsidiaries
San Marino, California

        We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 8, 2002
(February 21, 2002 as to Note 14)

REPORT OF MANAGEMENT

February 8, 2002
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

        There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Call Report instructions as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Call Report instructions, as of December 31, 2001.

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

Compliance with Laws and Regulations

        Management is also responsible for ensuring compliance with federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2001.

Dominic Ng	Julia Gouw
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Executive Officer

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Cash and cash equivalents	$224,334	$63,048
Investment securities available for sale, at fair value (with amortized cost of $323,657 in 2001 and $500,296 in 2000)	323,099	488,290
Loans receivable, net of allowance for loan losses of $27,557 in 2001 and $23,848 in 2000	2,132,838	1,789,988
Investment in Federal Home Loan Bank stock, at cost	8,984	14,845
Other real estate owned	—	801
Investments in affordable housing partnerships	20,991	19,676
Premises and equipment, net	27,568	26,630
Premiums on deposits acquired, net	9,306	7,696
Excess of purchase price over fair value of net assets acquired, net	20,601	16,497
Accrued interest receivable and other assets	53,795	47,993
Deferred tax assets	3,787	10,507

TOTAL	$2,825,303	$2,485,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$529,365	$201,456
Interest-bearing	1,888,609	1,747,106

Total deposits	2,417,974	1,948,562
Short-term borrowings	—	38,000
Federal Home Loan Bank advances	104,000	268,000
Notes payable	900	—
Accrued expenses and other liabilities	35,337	22,897
Deferred tax liabilities	569	—
Junior subordinated debt securities	20,750	20,750

Total liabilities	2,579,530	2,298,209

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE PRICE, NET	1,358	1,613
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—25,791,660 shares and 24,508,331 shares in 2001 and 2000, respectively
Outstanding—23,376,079 shares and 22,660,590 shares in 2001 and 2000, respectively	26	25
Additional paid in capital	145,312	118,039
Retained earnings	135,765	99,764
Deferred compensation	(378)	(1,344)
Treasury stock, at cost: 2,415,581 shares in 2001 and 1,847,741 shares in 2000	(35,945)	(23,060)
Accumulated other comprehensive loss, net of tax	(365)	(7,275)

Total stockholders' equity	244,415	186,149

TOTAL	$2,825,303	$2,485,971

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$155,480	$150,985	$108,547
Investment securities available for sale	23,410	32,521	35,451
Short-term investments	3,158	960	2,381
Federal Home Loan Bank stock	650	1,614	1,539
Investment securities held for trading	—	—	109

Total interest and dividend income	182,698	186,080	148,027

INTEREST EXPENSE
Customer deposit accounts	73,946	72,648	49,567
Federal Home Loan Bank advances	6,076	20,503	25,495
Junior subordinated debt securities	2,270	1,377	—
Short-term borrowings	1,056	2,065	1,080

Total interest expense	83,348	96,593	76,142

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	99,350	89,487	71,885
PROVISION FOR LOAN LOSSES	6,217	4,400	5,439

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	93,133	85,087	66,446

NONINTEREST INCOME
Branch fees	5,353	4,839	3,388
Letters of credit fees and commissions	4,324	4,353	4,111
Ancillary loan fees	4,128	1,845	2,282
Net gain on sales of investment securities available for sale	2,046	123	685
Net gain on sales of loans	1,088	—	—
Net gain (loss) on trading securities	413	(16)	1,904
Amortization of fair value of net assets acquired in excess of purchase price	255	415	415
Net gain on disposal of fixed assets	148	—	—
Net gain on sales of investment in affordable housing partnerships	—	1,279	402
Net gain on sale of branch	—	—	676
Other operating income	3,836	2,130	830

Total noninterest income	21,591	14,968	14,693

NONINTEREST EXPENSE
Compensation and employee benefits	25,136	20,286	18,481
Net occupancy	9,899	7,563	5,649
Amortization of premiums on deposits acquired and excess of purchase price over fair value of net assets acquired	3,766	3,318	1,572
Amortization of investments in affordable housing partnerships	3,782	4,081	2,991
Data processing	1,775	1,783	1,399
Deposit insurance premiums and regulatory assessments	552	458	862
Other real estate owned operations, net	34	(174)	(340)
Other operating expenses	17,180	12,645	8,895

Total noninterest expense	62,124	49,960	39,509

INCOME BEFORE PROVISION FOR INCOME TAXES	52,600	50,095	41,630
PROVISION FOR INCOME TAXES	13,730	14,628	13,603

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	38,870	35,467	28,027
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	(87)	—	—

NET INCOME	$38,783	$35,467	$28,027

PER SHARE INFORMATION
BASIC EARNINGS PER SHARE	$1.68	$1.58	$1.23
DILUTED EARNINGS PER SHARE	$1.61	$1.53	$1.22
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	23,033	22,448	22,757
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	24,054	23,168	22,895

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Comprehensive Income	Total Stockholders' Equity
	(Dollars in thousands)
BALANCE, JANUARY 1, 1999	$24	$109,976	$41,718	$—	$—	$(888)		$150,830
Comprehensive income
Net income for the year			28,027				$28,027	28,027
Net unrealized loss on securities						(11,841)	(11,841)	(11,841)

Comprehensive income							$16,186

Stock compensation cost				249				249
Issuance of 105,003 shares under Restricted Stock Plan		1,112		(1,112)				—
Issuance of 28,728 shares under Employee Stock Purchase Plan		218						218
Purchase of 1,485,863 shares of treasury stock					(14,659)			(14,659)
Dividends paid on common stock			(2,744)					(2,744)

BALANCE, DECEMBER 31, 1999	24	111,306	67,001	(863)	(14,659)	(12,729)		150,080
Comprehensive income
Net income for the year			35,467				$35,467	35,467
Net unrealized gain on securities						5,454	5,454	5,454

Comprehensive income							$40,921

Stock compensation cost		16		405				421
Tax benefit from option exercise		55						55
Issuance of 16,444 shares under Stock Option Plan		164						164
Issuance of 1,500 shares under Restricted Stock Plan		18		(18)				—
Issuance of 53,584 shares under Employee Stock Purchase Plan		496						496
Issuance of 424,781 shares under Stock Warrants Plan	1	4,247						4,248
Issuance of 103,291shares for acquisition of East West Insurance Agency, Inc.		1,737		(868)				869
Purchase of 361,878 shares of treasury stock					(8,401)			(8,401)
Dividends paid on common stock			(2,704)					(2,704)

BALANCE, DECEMBER 31, 2000	25	118,039	99,764	(1,344)	(23,060)	(7,275)		186,149
Comprehensive income
Net income for the year			38,783				$38,783	38,783
Net unrealized gain on securities						6,910	6,910	6,910

Comprehensive income							$45,693

Stock compensation cost		41		328				369
Tax benefit from option exercise		1,303						1,303
Issuance of 300,724 shares under Stock Option Plan		3,068						3,068
Issuance of 42,012 shares under Employee Stock Purchase Plan		682						682
Issuance of 27,886 shares under Stock Warrants Plan		279						279
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Issuance of 400,000 shares in connection with in-store banking operations	1	6,943						6,944
Issuance of 300,000 shares of warrants in connection with in-store banking operations		2,697						2,697
Release of 13,147 shares in escrow related to acquisition of East West Insurance Agency, Inc.				638				638
Purchase of 567,840 shares of treasury stock					(12,885)			(12,885)
Dividends paid on common stock			(2,782)					(2,782)

BALANCE, DECEMBER 31, 2001	$26	$145,312	$135,765	$(378)	$(35,945)	$(365)		$244,415

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Disclosure of reclassification amount:
Unrealized holding gain (loss) arising during period, net of tax expense (benefit) of $5,425 in 2001, $3,685 in 2000 and $(7,620) in 1999	$8,138	$5,528	$(11,430)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $818 in 2001, $49 in 2000 and $274 in 1999	(1,228)	(74)	(411)

Net unrealized gain (loss) on securities, net of tax expense (benefit) of $4,607 in 2001, $3,636 in 2000 and $(7,894) in 1999	$6,910	$5,454	$(11,841)

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,783	$35,467	28,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,453	8,751	4,139
Stock compensation costs	369	421	249
Deferred tax expense (benefit)	2,149	(793)	(2,477)
Provision for loan losses	6,217	4,400	5,439
Provision for other real estate owned losses	34	—	169
Net gain on sales of investment securities and other assets	(3,870)	(1,353)	(2,925)
Net (gain) loss on trading securities	13,190	16	(65)
Federal Home Loan Bank stock dividends	(800)	(1,727)	(1,608)
Proceeds from sale of loans held for sale	87,981	12,384	46,225
Originations of loans held for sale	(97,154)	(12,565)	(37,341)
Net change in accrued interest receivable and other assets, net of effects from purchases of Prime Bank in 2001 and American International Bank in 2000	215	(14,054)	(2,379)
Net change in accrued expenses and other liabilities, net of effects from purchases of Prime Bank in 2001 and American International Bank in 2000	11,057	(9,531)	2,115

Total adjustments	28,841	(14,051)	11,541

Net cash provided by operating activities	67,624	21,416	39,568

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(216,327)	(5,766)	(188,713)
Purchases of:
Investment securities available for sale	(196,306)	(46,194)	(420,587)
Loans receivable	(172,162)	(196,185)	(208,171)
Federal Home Loan Bank stock	—	(508)	(1,809)
Real estate investments	(5,097)	(5,544)	(10,707)
Premises and equipment	(4,949)	(3,617)	(1,476)
Proceeds from sale of:
Investment securities available for sale	176,226	61,052	177,758
Loans receivable	80,782	—	—
Other real estate owned	788	1,062	5,278
Real estate investments	—	9,551	3,267
Premises and equipment	1,725	1	4
Proceeds from maturity of interest bearing deposits	100	—	—
Repayments, maturity and redemption of investment securities available for sale	236,338	80,891	409,499
Redemption of Federal Home Loan Bank stock	6,661	15,211	9,337
Repayments on foreclosed properties	—	38	250
Investment in nonbank entity	—	(250)	(250)
Payment for purchase of First Central Bank, net of cash received	—	—	(5,295)
Payment for purchase of American International Bank, net of cash received	—	(25,174)	—
Cash acquired from purchase of East West Insurance Agency, Inc., net of cash paid	—	549	—
Cash acquired from purchase of Prime Bank, net of cash paid	20,298	—	—

Net cash used in investing activities	(71,923)	(114,883)	(231,615)

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$371,339	$277,269	190,523
Proceeds from sale of deposits	—	—	17,795
Net increase (decrease) in short-term borrowings	(38,000)	37,400	(32,400)
Proceeds from Federal Home Loan Bank advances	5,289,500	16,711,300	19,810,100
Repayment of Federal Home Loan Bank advances	(5,453,500)	(16,925,300)	(19,891,100)
Proceeds from issuance of junior subordinated debt securities	—	20,750	—
Payment of debt issue cost	—	(672)	—
Repayment of notes payable on affordable housing investments	—	(1,532)	(3,320)
Proceeds from common stock options exercised	3,068	164	—
Proceeds from stock warrants exercised	279	4,248	—
Proceeds from stock purchase plan	682	496	218
Repurchases of common stock	(12,885)	(8,401)	(14,659)
Proceeds from issuance of common stock related to in-store banking operations	7,884	—	—
Dividends paid on common stock	(2,782)	(2,704)	(2,744)

Net cash provided by financing activities	165,585	113,018	74,413

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	161,286	19,551	(117,634)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	63,048	43,497	161,131

CASH AND CASH EQUIVALENTS, END OF YEAR	$224,334	$63,048	$43,497

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$85,348	$93,840	76,624
Income taxes	1,468	14,246	17,350
Noncash investing and financing activities:
Loans exchanged for mortgage-backed securities	13,302	—	3,033
Issuance of common stock in connection with Prime Bank acquisition	12,260	—	—
Deferred operating expense from issuance of common stock and warrants related to in-store banking operations	1,757	—	—
Issuance of common stock in connection with the acquisition of East West Insurance Agency, Inc., net of deferred compensation	—	869	—
Real estate investment financed through notes payable	900	—	—
Other real estate acquired through foreclosure	—	1,112	4,080
Loans made to facilitate sales of other real estate owned	—	—	2,945

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

        East West Bancorp, Inc., a registered bank holding company (the "Company"), offers a full range of banking services to individuals and small to large businesses through its subsidiary bank, East West Bank and its subsidiaries (the "Bank"), which operates 31 branches located throughout California. The Company specializes in financing international trade and lending for commercial, construction, and residential real estate projects. The Company's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

        Branch Sale—On May 21, 1999, the Company completed the sale of its Irvine branch to another bank. The assets and liabilities assumed by the acquiring bank were $83 thousand and $17.1 million, respectively. The net gain from the sale of this branch amounted to $676 thousand.

        Formation of Regulated Investment Company—On July 13, 2000, East West Securities Company, Inc. (the "Fund"), was incorporated under the general laws of the State of Maryland as a closed-end, non-diversified, management investment company registered under the Investment Company Act of 1940, as amended. EWSC Holdings, LLC, a California limited liability company and wholly owned subsidiary of the Bank, owns 100% of the voting shares of the Fund. The Fund is the sole member in six limited liability companies, namely EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC, and EW Assets 6, LLC. These companies invest primarily in loans and money market deposit accounts.

        In-Store Banking—On August 30, 2001, the Company entered into an exclusive ten-year agreement with 99 Ranch Market to provide banking services in their stores throughout California. 99 Ranch is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Seattle, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. Tawa Supermarket Companies is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch stores are located. The Company is currently providing in-store banking services to two 99 Ranch Market locations.

SIGNIFICANT ACCOUNTING PRINCIPLES

        Basis of Presentation—The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

        Principles of Consolidation—The financial statements include the accounts of the Company and its subsidiaries, East West Bank, East West Insurance Agency, Inc. (see Note 2), East West Capital Trust I and East West Capital Trust II. Inter-company transactions and accounts have been eliminated in consolidation.

        Securities Purchased Under Agreements to Resell—The Company purchases securities under agreements to resell with terms of up to 90 days; however, repurchase agreements are typically overnight investments. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchase is overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. These agreements are accounted for as short-term investments and are included in cash and cash equivalents.

        Investment Securities—Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at market value. Realized and unrealized gains or losses on trading securities are included in noninterest income.

        Investment securities available for sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effect, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

        Derivative Financial Instruments—As discussed in Note 5, the Company sometimes uses derivative financial instruments as part of its asset and liability management strategy. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. The adoption of SFAS No. 133 resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax), related to the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were terminated during 2001. The Company also had two interest rate cap agreements outstanding during 2001, one of which had a notional amount of $18 thousand and matured in April 2001, and one of which has a notional amount of $18 thousand and remains outstanding at December 31, 2001. Pursuant to the requirements of SFAS No. 133, the Company accounts for the interest rate swap and cap agreements at fair value as assets or liabilities, and reports changes in fair values in current earnings.

        Loans Receivable—Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower's ability to repay the loan.

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

        Lease Financing Transactions—Loans receivable include the Company's share of aggregate rentals on lease financing transactions and residual values, net of unearned income. Lease financing transactions are primarily direct financing leases. Unearned income on lease financing transactions is amortized utilizing the interest method.

        Provision and Allowance for Loan Losses—The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount that, in management's judgment, is adequate to provide for probable losses after giving consideration to estimated losses on specifically identified impaired loans, as well as the characteristics of the loan portfolio, current economic conditions, past credit loss experience and such other factors as deserve current recognition in estimating credit losses. The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries). Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

        Other Real Estate Owned—Other real estate owned represents real estate acquired through foreclosure and is recorded at fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

        Investment in Affordable Housing Partnerships—The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence are recorded using the equity method of accounting. The remaining investments are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's tax returns.

        Premises and Equipment—Company premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and building improvements	25 years
Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

        Intangible Assets—Excess of purchase price over fair value of net assets acquired and fair value of net assets acquired in excess of purchase price, also known as positive goodwill and negative goodwill, respectively, are amortized using the straight-line method over 15 to 25 years. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over 7 to 10 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Bank will discontinue the amortization of positive goodwill effective January 1, 2002. Positive goodwill will continue to be reviewed for impairment on an annual basis. The remaining balance of negative goodwill of $1.4 million at December 31, 2001 will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002.

        Stock of Federal Home Loan Bank of San Francisco—As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Company is required to own common stock in the FHLB of San Francisco based upon the Company's balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

        Securities Sold Under Agreements to Repurchase—The Company enters into sales of securities under repurchase agreements with primary dealers, which provide for the repurchase of the same security with substantially the same terms as the security sold. The reverse repurchase agreements are typically collateralized by mortgage-backed securities that are normally held by a third party custodian. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. These agreements are accounted for as financings, and the obligations of the Company to repurchase the securities are reflected as liabilities. The securities underlying the agreements remain in the asset accounts in the consolidated balance sheets.

        Junior Subordinated Debt Securities—During 2000, the Company established East West Capital Trust I and East West Capital Trust II (the "Trusts") as wholly owned subsidiaries. In two separate private placement transactions, the Trusts issued $10.8 million of 10.875% capital securities and $10.0 million of 10.945% capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes and, with respect to East West Capital Trust II securities, to increase the profile of the Company with investors.

        Income Taxes—Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Stock-Based Compensation—The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This standard includes the recognition of compensation expense over the vesting period based on the fair value of all stock-based awards on the date of grant. SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and to provide the pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense for fixed options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its stock option plan and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its consolidated financial statements.

        In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records the cost of the restricted shares at market. The restricted stock grant is reflected as a component of both common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statement of changes in stockholders' equity. The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders' equity is being amortized as compensation expense over three years using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

        Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—During 2001, the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement to FASB Statement No. 125. There was no effect on the Company's consolidated financial position or results of operations as a result of adopting SFAS No. 140. A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial assets being sold or securitized is recognized as a gain or loss on sale.

        Earnings Per Share (EPS)—Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in the earnings of the Company.

        Comprehensive Income—The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standard Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity by identifying each element of other comprehensive income, including net income.

        Reclassifications—Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

        Accounting for Business Combinations and Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Bank's discontinuation of the amortization of positive goodwill effective January 1, 2002. Positive goodwill will continue to be reviewed for impairment on an annual basis. Further, as a consequence of adopting SFAS No. 142, the remaining balance of negative goodwill of $1.4 million at December 31, 2001 will be recorded as a cumulative effect of change in accounting principle effective January 1, 2002. The adoption of SFAS No. 141 will not have an impact on our financial statements.

        Accounting for Asset Retirement Obligations—In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. Management does not believe that this standard will have a material impact on the Company's results of operations or financial position when adopted.

        Accounting for the Impairment or Disposal of Long-Lived Assets—In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. Management does not believe that this standard will have a material impact on the Company's results of operations or financial position when adopted.

2.    BUSINESS COMBINATIONS

        Acquisition of First Central Bank, N.A.—On May 28, 1999, the Bank completed its acquisition of First Central Bank, N.A. ("First Central") for an aggregate cash price of $13.5 million. The Bank acquired all of the issued and outstanding stock of First Central and its operations have been merged into the operations of the Bank. First Central was a national bank with three branches in Southern California.

        The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. Total unamortized goodwill amounted to $3.1 million and $3.4 million at December 31, 2001 and 2000, respectively.

        Summarized below are the assets and liabilities of First Central, recorded at fair value, at the date of acquisition:

(In thousands)	Values of Assets Acquired and Liabilities Assumed
Cash, cash equivalents and other investments	$46,570
Loans receivable	54,305
Property and equipment	363
Excess of purchase price over fair value of net assets acquired	3,513
Premium on deposits acquired	2,450
Other assets	914

Total assets	108,115

Deposits	92,569
Other liabilities	1,240
Deferred tax liabilities, net	833

Total liabilities	94,642

Purchase price and other acquisition costs	$13,473

        Acquisition of American International Bank—On January 18, 2000, the Bank completed its acquisition of American International Bank ("AIB") in an all-cash transaction totaling $33.1 million. The Bank acquired all of the issued and outstanding stock of AIB and its operations have been merged into the operations of the Bank. AIB was a state-chartered bank with eight branches in Southern California. AIB specialized in servicing small-to-medium sized companies involved in international trade and other areas, as well as offering a full range of personal banking products and services to a predominantly Chinese-American customer base.

        The acquisition of AIB was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. Total unamortized goodwill amounted to $8.0 million and $9.6 million at December 31, 2001 and 2000, respectively.

        Summarized below are the assets and liabilities of AIB, recorded at fair value, at the date of acquisition:

(In thousands)	Values of Assets Acquired and Liabilities Assumed
Cash, cash equivalents and other investments	$86,738
Loans receivable	105,225
Property and equipment	3,505
Excess of purchase price over fair value of net assets acquired	10,243
Premium on deposits acquired	6,100
Other assets	5,039
Deferred tax assets, net	3,449

Total assets	220,299

Deposits	170,765
Other liabilities	16,399

Total liabilities	187,164

Purchase price and other acquisition costs	$33,135

        Acquisition of East West Insurance Agency, Inc.—On August 22, 2000, the Company completed the acquisition of East West Insurance Agency, Inc. (the "Agency") in a stock exchange transaction. The Agency with assets of $789 thousand as of the acquisition date, is an unrelated agent providing business and consumer insurance services to the Southern California market. The Agency continues to run its operations autonomously as a wholly owned subsidiary of East West Bancorp, Inc.

        In exchange for all of the outstanding stock of the Agency, the Company issued a total of 103,291 new shares of the Company's common stock. The total fair value of the shares issued was approximately $1.7 million. Approximately half of the shares issued for the acquisition of the Agency, or 51,645 shares, are held in escrow by the Company and are subject to a three-and-a-half year earn-out period pursuant to the provisions of the Agreement and Plan of Merger dated August 8, 2000. The distribution of the shares held in escrow was scheduled in four phases and is contingent on the Agency achieving specified revenue and pre-tax earnings levels over three-and-a-half years following the completion of the acquisition.

        During the year ended December 31, 2001, the Agency met its first year revenue and pre-tax earnings requirements. Consequently, 13,147 shares of East West Bancorp, Inc. which were previously held in escrow by the Company have been released pursuant to the provisions of the Agreement and

Plan of Merger. Moreover, as a result of the Agency meeting its first year earn-out requirements, a total of $638 thousand in deferred compensation has been reclassified from stockholders' equity to goodwill.

        The acquisition of the Agency was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. Total unamortized goodwill amounted to $958 thousand and $351 thousand at December 31, 2001 and 2000, respectively.

        Summarized below are the assets and liabilities of the Agency, recorded at fair value, at the date of acquisition:

(In thousands)	Values of Assets Acquired and Liabilities Assumed
Cash, cash equivalents and other investments	$549
Property and equipment	78
Excess of purchase price over fair value of net assets acquired	996
Other assets	106

Total assets	1,729

Other liabilities	221

Total liabilities	221

Purchase price and other acquisition costs	$1,508

        Acquisition of Prime Bank—On January 16, 2001, the Bank completed its acquisition of Prime Bank with a combination of shares and cash valued at $16.6 million. The Bank acquired all of the issued and outstanding stock of Prime Bank and its operations have been merged into the operations of the Bank. Prime Bank was a one-branch commercial bank located in the Century City area of Los Angeles

        The acquisition was accounted for under the purchase method of accounting and, accordingly, all assets and liabilities of Prime Bank were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and fair values has been reflected in deferred income taxes. Total unamortized goodwill amounted to $5.5 million at December 31, 2001.

        Summarized below are the assets and liabilities of Prime Bank, recorded at fair value, at the date of acquisition:

(In thousands)	Values of Assets Acquired and Liabilities Assumed
Cash, cash equivalents and other investments	$61,778
Loans receivable	42,938
Property and equipment	1,211
Excess of purchase price over fair value of net assets acquired	5,885
Premium on deposits acquired	3,900
Other assets	2,771

Total assets	118,483

Deposits	98,073
Other liabilities	2,944
Deferred tax liabilities, net	843

Total liabilities	101,860

Purchase price and other acquisition costs	$16,623

3.    CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash, amounts due from banks, and short-term investments with maturities of less than three months. Short-term investments, which include federal funds sold and securities purchased under agreements to resell, are recorded at cost, which approximates market.

        The composition of cash and cash equivalents at December 31, 2001 and 2000 is presented as follows:

	December 31,
(In thousands)	2001	2000
Cash	$69,334	58,548
Cash equivalents:
Federal funds sold	25,000	4,500
Securities purchased under agreements to resell	130,000	—

Total cash equivalents	155,000	4,500

Total cash and cash equivalents	$224,334	$63,048

4.    INVESTMENT SECURITIES AVAILABLE FOR SALE

        An analysis of the available-for-sale investment securities portfolio is presented as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of December 31, 2001:
Mutual funds	$10,707	$7	$—	$10,714
US Treasury securities	77,999	121	(8)	78,112
US Government agency securities	8,276	167	—	8,443
Mortgage-backed securities	190,930	908	(507)	191,331
Corporate securities	35,745	2	(1,248)	34,499

Total	$323,657	$1,205	$(1,763)	$323,099

As of December 31, 2000:
US Treasury securities	$8,310	$119	$—	$8,429
US Government agency securities	72,290	—	(4,908)	67,382
Obligations of states and political subdivisions	200	1	—	201
Mortgage-backed securities	390,592	99	(6,013)	384,678
Corporate securities	28,904	—	(1,304)	27,600

Total	$500,296	$219	$(12,225)	$488,290

        The scheduled maturities of investment securities available for sale at December 31, 2001 are presented as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$95,951	$96,035
Due after one year through five years	342	340
Due after five years through ten years	71,065	71,456
Due after ten years	156,299	155,268

Total	$323,657	$323,099

        Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

        Proceeds from sales of available-for-sale securities during 2001, 2000 and 1999 were $176.2 million, $61.1 million and $177.8 million, respectively. Gross realized gains were $2.0 million, $261 thousand and $685 thousand and gross realized losses were $0, $138 thousand, and $0 during 2001, 2000 and 1999, respectively.

        FNMA loans totaling $13.3 million were securitized and sold during 2001. Total trading gains recognized on this transaction amounted to $301 thousand during the year ended December 31, 2001.

        At December 31, 2001 and 2000, investment securities with a carrying value of $273.6 million and $445.0 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and interest rate swap agreements and for other purposes required or permitted by law.

5.    DERIVATIVE FINANCIAL INSTRUMENTS

        The Company sometimes uses derivative financial instruments—primarily interest rate swaps and interest rate caps—as part of its asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on the Company's net interest margin and its stockholders' equity. The use of derivatives has been declining since 1999, and derivatives have not had a material effect on the Company's operating results or financial position. No interest rate swap agreements are outstanding as of December 31, 2001. Only one interest rate cap agreement is outstanding at December 31, 2001. As of that date, the interest rate cap has a notional amount of $18.0 million and a fair value, based on quoted market price, of approximately zero, and will mature in October 2002.

        At December 31, 2001, the Company also has outstanding warrants to purchase common stock of various companies. The warrants were received by the Company in connection with certain lending relationships, primarily with small, privately-held companies. In management's opinion, the fair value of the warrants is approximately zero.

        The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties. The credit exposure is represented by the estimated fair value of the contracts, which, as noted above, is insignificant as of December 31, 2001.

6.    LOANS AND ALLOWANCE FOR LOAN LOSSES

        The following is a summary of loans receivable:

	December 31,
	2001	2000
	(In thousands)
Real estate loans:
Residential, one to four units	$316,505	$334,775
Residential, multifamily	377,224	323,469
Commercial and industrial real estate	868,989	640,713
Construction	161,953	118,241

Total real estate loans	1,724,671	1,417,198

Other loans:
Business, commercial	363,330	350,282
Automobile	13,714	6,409
Other consumer	58,413	40,547

Total other loans	435,457	397,238

Total gross loans	2,160,128	1,814,436
Unearned fees, premiums and discounts, net	267	(600)
Allowance for loan losses	(27,557)	(23,848)

Loans receivable, net	$2,132,838	$1,789,988

        Loans held for sale were $9.7 million and $1.1 million at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, commercial business loans included finance leases totaling $9.0 million and $12.5 million, respectively. Accrued interest on loans receivable amounted to $10.0 million and $12.1 million at December 31, 2001 and 2000, respectively.

        An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Balance, beginning of year	$23,848	$20,844	$16,506
Allowance from acquisitions	1,550	2,256	1,150
Provision for loan losses	6,217	4,400	5,439
Chargeoffs	(5,928)	(4,592)	(2,877)
Recoveries	1,870	940	626

Balance, end of year	$27,557	$23,848	$20,844

        The following is a summary of interest foregone on impaired loans for the years ended December 31:

	2001	2000	1999
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,124	$1,475	$1,980
Less: Interest income recognized on impaired loans	(808)	(1,138)	(1,562)

Interest foregone on impaired loans	$316	$337	$418

        There were no commitments to lend additional funds to borrowers whose loans are included above.

        The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,
	2001	2000	1999
	(In thousands)
Recorded investment with related allowance	$1,101	$2,641	$7,773
Recorded investment with no related allowance	6,182	9,781	13,078

Total recorded investment	7,283	12,422	20,851
Allowance on impaired loans	(1,101)	(1,318)	(1,254)

Net recorded investment in impaired loans	$6,182	$11,104	$19,597

Average total recorded investment in impaired loans	$10,133	$12,875	$21,368

        Loans serviced for others amounted to approximately $235.9 million and $198.8 million at December 31, 2001 and 2000, respectively.

        Credit Risk and Concentrations—Substantially all of the Company's real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on collectibility of the Company's loans and on the level of allowance for loan losses required. In addition, although most of the Company's trade finance activities are related to trade with Asia, all of the Company's loans are made to companies domiciled in the United States.

7.    INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership in each limited partnership varies from 1% to 19.8%. Four of the investments are being accounted for using the equity method of accounting, because the Company exercises significant influence over these partnerships. The costs of the remaining investments are being amortized on a level-yield method over the lives of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.

        The remaining federal tax credits to be utilized over a multiple-year period are $16.2 million as of December 31, 2001. The Company's usage of tax credits approximated $4.3 million and $3.9 million during 2001 and 2000, respectively. Investment amortization amounted to $3.8 million and $4.1 million for the years ended December 31, 2001 and 2000, respectively.

        The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with nonrecourse notes which are collateralized by the Company's partnership interests in the real estate investment tax credits. The notes are payable upon demand and if defaulted, interest will be imposed at an annual rate equal to the lesser of 18% per annum or the higher rate permitted by applicable law. No interest is due if the notes are paid on demand. At December 31, 2001, outstanding notes payable related to the purchase of real estate tax credits amounted to $900 thousand. There were no outstanding notes payable at December 31, 2000. The Company has no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

8.    PREMISES AND EQUIPMENT

        Premises and equipment consist of the following:

	December 31,
	2001	2000
	(In thousands)
Land	$11,157	$11,587
Office buildings	10,717	11,784
Leasehold improvements	4,241	3,339
Furniture, fixtures and equipment	13,718	11,600
Equipment under operating leases	3,107	1,299

Total cost	42,940	39,609
Accumulated depreciation and amortization	(15,372)	(12,979)

Net book value	$27,568	$26,630

9.    CUSTOMER DEPOSIT ACCOUNTS

        Customer deposit account balances are summarized as follows:

	December 31,
	2001	2000
	(In thousands)
Demand deposits (non-interest bearing)	$529,365	$201,456
Checking accounts (interest bearing)	196,469	111,228
Money market accounts	163,831	122,079
Savings deposits	220,436	212,411

Total core deposits	1,110,101	647,174

Time deposits:
Less than $100,000	595,579	560,244
$100,000 or greater	712,294	741,144

Total time deposits	1,307,873	1,301,388

Total deposits	$2,417,974	$1,948,562

        At December 31, 2001, the scheduled maturities of time deposits are as follows:

	$100,000 or Greater	Less Than $100,000	Total
	(In thousands)
2002	$683,065	$557,326	$1,240,391
2003	24,588	27,998	52,586
2004	2,668	6,580	9,248
2005	495	1,961	2,456
2006 and thereafter	1,478	1,714	3,192

Total	$712,294	$595,579	$1,307,873

        Accrued interest payable was $1.9 million and $2.1 million at December 31, 2001 and 2000, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2001	2000	1999
	(In thousands)
Checking accounts	$1,968	$1,398	$1,056
Money market accounts	4,848	3,836	1,593
Savings deposits	2,442	4,213	3,960
Time deposits:
Less than $100,000	27,240	25,398	21,533
$100,000 or greater	37,448	37,803	21,425

Total	$73,946	$72,648	$49,567

10.  SHORT-TERM BORROWINGS

        Short-term borrowings include federal funds purchased or securities sold under agreements to repurchase. Federal funds purchased generally mature within one business day while securities sold under agreements to repurchase generally mature within 90 days from the transaction date. No short-term borrowings were outstanding at December 31, 2001. At December 31, 2000, total short-term borrowings consisted entirely of federal funds purchased amounting to $38 million.

        The following table provides information on short-term borrowings for the periods indicated:

	As of and for the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Federal funds purchased:
Total federal funds purchased at end of year	$—	$38,000	$600
Average balance outstanding during the year	$20,096	$31,009	$10,520
Maximum amount outstanding at any month-end during the year	$49,000	$39,000	$36,000
Weighted average interest rate during the year	5.13%	6.47%	5.47%
Weighted average interest rate at end of year	—%	6.60%	5.75%
Securities sold under agreements to repurchase:
Total securities sold under agreements to repurchase at end of year	$—	$—	$—
Average balance outstanding during the year	$—	$—	$9,159
Maximum amount outstanding at any month-end during the year	$—	$—	$33,000
Weighted average interest rate during the year	—%	—%	5.05%
Weighted average interest rate at end of year	—%	—%	—%

        As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2001, the Bank's available borrowing capacity includes $92.0 million in federal funds line facilities and $39.4 million in reverse repurchase arrangements. This compares to $47.0 million in available federal funds line facilities and $43.3 million in available reverse repurchase agreements at December 31, 2000. In addition to federal funds line facilities and reverse repurchase agreements, the Bank also had $169.5 million and $246.0 million in unused FHLB advances at December 31, 2001 and 2000, respectively.

11.  FEDERAL HOME LOAN BANK ADVANCES

        FHLB advances and their related weighted average interest rates are summarized as follows:

	December 31,
	2001		2000
	(In thousands)
Maturing during Year Ending December 31,
2001	$—	—%	$244,000	6.53%
2002	70,000	2.14%	10,000	6.33%
2003	14,000	5.94%	14,000	5.94%
2004	20,000	5.11%	—	—%

Total	$104,000	3.22%	$268,000	6.49%

        At December 31, 2001, FHLB fixed and variable rate advances amounted to $59.0 million and $45.0 million, respectively. All FHLB advances at December 31, 2000 are at fixed interest rates. Some advances are secured by certain real estate loans with remaining principal balances of approximately $537.9 million and $592.9 million at December 31, 2001 and 2000, respectively.

12.  CAPITAL RESOURCES

Shelf Registration

        During the first quarter of 2000, the Company filed a $50 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to this filing, the Company may offer new common stock, trust preferred, preferred stock and/or other debentures to augment its capital resources. The timing and amount of offerings will depend on market and general business conditions. The Company intends to utilize the net proceeds from the sale of securities for general business purposes, which include supporting the growth of its commercial banking activities and possible future acquisitions. At December 31, 2001, the Company has not offered new common stock, trust preferred, preferred stock and/or other debentures pursuant to this shelf registration.

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

Regulated Investment Company

        On July 13, 2000, East West Securities Company, Inc., was incorporated as a closed-end, non-diversified management investment company registered under the Investment Company Act of 1940, as amended. The formation of this entity provides the Company with the flexibility to raise additional capital in a tax efficient manner for future business opportunities. However, as discussed in Note 14 below, certain events have transpired that could significantly affect the Company's ability to raise additional capital through this entity in the future.

13.  INCOME TAXES

        The provision for income taxes consists of the following components:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Current income tax expense (benefit):
Federal	$12,624	$13,432	$11,155
State	(1,043)	1,989	4,925

Total current income tax expense	11,581	15,421	16,080

Deferred income tax expense (benefit):
Federal	1,518	(350)	(2,062)
State	631	(443)	(415)

Total deferred income tax expense (benefit)	2,149	(793)	(2,477)

Provision for income taxes	$13,730	$14,628	$13,603

        The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2001	2000	1999
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	(0.5)	2.0	7.0
Tax credits	(8.1)	(7.7)	(7.7)
Other, net	(0.3)	(0.1)	(1.6)

Effective income tax rate	26.1%	29.2%	32.7%

        During the year ended December 31, 2001 and 2000, the Company realized state tax benefits through the formation and funding of a regulated investment company in July 2000. There were no such benefits realized during the year ended December 31, 1999.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2001			2000
	Federal	State	Total	Federal	State	Total
	(In thousands)
Deferred tax liabilities:
Core deposit premium	$3,115	$965	$4,080	$3,594	$1,113	$4,707
Depreciation	1,872	573	2,445	2,001	574	2,575
FHLB stock dividends	3,223	998	4,221	2,996	928	3,924
Deferred loan fees	4,356	1,349	5,705	3,395	1,052	4,447
Purchased loan discounts	483	150	633	—	—	—
Other, net	4,976	1,573	6,549	2,942	962	3,904

Total gross deferred tax liabilities	18,025	5,608	23,633	14,928	4,629	19,557

Deferred tax assets:
Bad debt deduction	(9,260)	(2,430)	(11,690)	(7,717)	(1,989)	(9,706)
Purchased loan discounts	—	—	—	(1,204)	(373)	(1,577)
Deferred compensation accrual	(1,641)	(508)	(2,149)	(1,005)	(305)	(1,310)
California franchise tax	(595)	—	(595)	(724)	—	(724)
Unrealized loss on securities	(268)	(54)	(322)	(4,278)	(856)	(5,134)
Net operating loss carryforwards	(4,098)	(61)	(4,159)	(4,678)	(240)	(4,918)
Other, net	(5,950)	(1,986)	(7,936)	(4,564)	(2,131)	(6,695)

Total gross deferred tax assets	(21,812)	(5,039)	(26,851)	(24,170)	(5,894)	(30,064)

Net deferred tax assets	$(3,787)	$569	$(3,218)	$(9,242)	$(1,265)	$(10,507)

        At December 31, 2001, the Company has federal net operating loss carryforwards of approximately $13.4 million which expire through 2020 and state net operating loss carryforwards of approximately $2.2 million which expire through 2005. These net operating loss carryforwards were acquired by the Company in connection with its acquisition of AIB. Federal and state tax laws, related to a change in ownership such as the acquisition of AIB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

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

        Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2001 and 2000, undisbursed loan commitments amounted to $422.4 million and $311.0 million, respectively. In addition, the Company committed to fund mortgage loan applications in process amounting to $184.6 million and $41.4 million as of December 31, 2001 and 2000, respectively.

        Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2001 and 2000, commercial and standby letters of credit totaled $237.4 million and $183.1 million, respectively.

        The Company uses the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

        Lease Commitments—The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $3.6 million, $2.6 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Future minimum rental payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,
2002	$3,098
2003	2,852
2004	2,392
2005	2,258
2006	1,410
Thereafter	1,560

Total	$13,570

        Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2001. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

        Regulated Investment Company—In August 2000, the Securities and Exchange Commission completed an examination of East West Securities Company, Inc. The Company received the Commission's findings in a letter dated September 11, 2000. The Commission staff determined that the Fund should not be eligible to be registered as an investment company due to the failure to meet certain regulatory requirements of the Investment Company Act of 1940 and requested that the Fund voluntarily de-register. In its response to the Commission, dated October 11, 2000, the Company stated that it disagrees with certain factual statements and conclusions of law contained in the Commission's findings and sets forth the basis for its belief based on advice of counsel, which was included, that the Fund was formed in compliance with regulatory requirements. In response, the Commission has issued another letter to the Company, dated December 12, 2000, which is essentially similar to the Commission's initial letter. The Company has declined the Commission's requests to voluntarily de-register the Fund. The Company expects to receive further correspondence from the Commission. If the Company were to accommodate the Commission's requests to voluntarily de-register the Fund, the Company would forego the state tax benefits that are currently being realized through the Fund. Further, the Company would forfeit its flexibility to raise additional capital in a tax efficient manner for future business opportunities through the Fund. Management believes, based on the advice of counsel, that the impact of de-registration would be prospective only and not retroactive. The Fund would continue to be a registered investment company under the Investment Company Act of 1940, from the date of registration to the effective date of de-registration.

        Further, a proposed change to California's tax law introduced on February 21, 2002, related to registered investment companies could negatively impact the Company's effective income tax rate in future periods. As currently drafted, the change would require retroactive application to earlier years. As previously mentioned, the Company, relying on existing tax laws and an outside tax opinion, has recognized California benefits relating to the Fund in 2001 and 2000. Management cannot predict the ultimate outcome of this proposed legislation, including whether this proposed bill will be enacted in its present form, whether the final effective date of the proposed tax law will, when passed, be retroactive prior to 2000, or whether the proposed bill will be enacted at all. If enacted in its present form, and if enacted with its current effective date of application, the Company could be required to pay additional California taxes related to earlier years, which would increase the Company's tax expense in a future period unless the constitutionality of such legislation were successfully challenged. Additionally, absent a replacement tax-efficient capital-raising vehicle, the Company's effective tax rate applied to current period earnings in future periods would increase. In light of these events, management will continue to evaluate its long-term plans for the Fund.

15.  STOCK COMPENSATION PLANS

Stock Options

        The Company adopted the 1998 Stock Incentive Plan (the "Plan") on June 25, 1998. Pursuant to an amendment under the Plan, the Company may grant stock options, restricted stock, or any form of award deemed appropriate not to exceed 2,902,000 shares of common stock over a ten-year period. The stock options awarded under the Plan are granted with a four-year or three-year vesting period and a ten-year contractual life. During the years ended December 31, 2001 and 2000, 25,000 and 35,000 options, respectively, have been granted to outside directors under the Plan.

        A summary of the Company's stock options as of and for the years ended December 31, 2001, 2000 and 1999 is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Exercise Average Price
Outstanding at beginning of year	2,017,191	$10.86	1,753,474	$10.02	1,715,150	$10.00
Granted	391,700	23.93	338,000	15.39	72,200	10.42
Exercised	(300,724)	10.20	(16,444)	10.00	—	—
Forfeited	(98,674)	17.71	(57,839)	11.90	(33,876)	10.00

Outstanding at end of year	2,009,493	$13.17	2,017,191	$10.86	1,753,474	$10.02

Options exercisable at year-end	1,030,827		834,749		426,834
Weighted-average fair value of options granted during the year	$8.20		$8.55		$5.18

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$10 to $12	1,413,326	6.5 years	$10.01	974,335	$10.00
$12 to $14	16,100	8.0 years	12.21	5,100	12.22
$14 to $16	205,517	8.5 years	15.80	46,142	15.86
$16 to $18	—	—	—	—	—
$18 to $20	16,000	8.8 years	18.94	4,000	18.94
$20 to $22	4,250	6.6 years	20.72	1,250	20.63
$22 to $24	110,800	9.5 years	23.33	—	—
$24 to $26	241,500	9.1 years	24.21	—	—
$26 to $28	2,000	9.5 years	26.49	—	—

$10 to $28	2,009,493	7.2 years	$13.17	1,030,827	$10.32

        The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and, accordingly, no compensation expense has been recognized in the consolidated financial statements because the stock options were granted at fair value. Had the Company determined compensation expense based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income and earnings per share ("EPS") would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Net Income
As Reported	$38,783	$35,467	$28,027
Pro Forma	$37,900	$34,450	$27,241
Basic EPS
As Reported	$1.68	$1.58	$1.23
Pro Forma	$1.65	$1.53	$1.20
Diluted EPS
As Reported	$1.61	$1.53	$1.22
Pro Forma	$1.58	$1.49	$1.19

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Expected dividend yield	1.2%	0.8%	1.2%
Expected volatility	34.7%	47.5%	43.5%
Risk-free interest rate	4.6%	5.1%	6.7%
Expected lives	5 years	6 years	6 years

Restricted Stock

        As part of the 1998 Stock Incentive Plan, the Company granted restricted stock with a three-year vesting period and a ten-year contractual life to certain officers and employees during 1999 and 2000.

Non-cash compensation costs amounted to $328 thousand and $405 thousand for the years ended December 31, 2001 and 2000, respectively. The Company was not entitled to any income tax deduction in 2001 and 2000 in connection with the restricted stock award, since no restrictions have lapsed and no shares have been issued.

        A summary of the Company's Restricted Stock as of December 31, 2001 and 2000, including changes during the years then ended, is as follows:

	2001		2000
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	83,762	$10.65	94,140	$10.62
Granted	—	—	1,500	12.00
Forfeited	(11,840)	10.79	(11,878)	10.56

Outstanding at end of year	71,922	$10.63	83,762	$10.56

Stock Purchase Plan

        The Company has adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of the Company's common stock at a discount. Under the terms of the Purchase Plan, employees can purchase shares of the Company's common stock at 85% of the per-share market price at the date of grant, subject to an annual limitation of common stock valued at $25,000. The Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

        The Purchase Plan covers a total of 1,000,000 shares of the Company's common stock. During 2001 and 2000, 42,012 shares totaling $682 thousand and 53,584 shares totaling $496 thousand, respectively, were sold to employees under the Purchase Plan.

Warrants

        In connection with the securities offering and change in ownership of the Bank, warrants to purchase 475,500 shares of common stock of the Company were issued to the placement agent in June 1998. The warrants are exercisable for a five-year period at an exercise price of $10 per share. At December 31, 2001, warrants to purchase a total of 22,833 shares of common stock remain outstanding.

16.  EMPLOYEE BENEFIT PLAN

        The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2001, 2000 and 1999, the Company contributed $889 thousand, $578 thousand, and $459 thousand, respectively.

17.  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

In-Store Banking Agreement

        In conjunction with the Company's exclusive ten-year agreement with 99 Ranch Market to provide in-store banking services to targeted locations throughout California, the Company has issued 300,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share. These warrants will vest over six years and are intended to provide direct benefit to 99 Ranch executives that make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants is $2.7 million.

        To further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 400,000 newly issued shares of the Company's common stock totaling $7.9 million. The shares were sold for cash at a price of $19.71 per share. No underwriting discounts or commissions were paid in connection with this transaction. The proceeds from the sale of the shares will be used for working capital and the repurchase of shares. The shares are restricted and unregistered, and will become registered two years from the transaction date of August 30, 2001. Upon the two-year anniversary, 40% of the shares will become available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares is $6.9 million.

        The excess of the combined fair values of the issued warrants and the purchased shares over the total consideration paid by the senior executives of 99 Ranch Market for the newly issued shares is accounted for as an intangible asset and is being amortized over the life of the agreement.

Stock Repurchase Program

        Since 1999, the Company's Board of Directors has authorized the Company to repurchase up to $42.0 million of its common stock under six different Stock Repurchase Programs. During the years ended December 31, 2001 and 2000, excluding the forfeiture of restricted shares, the Company repurchased 556,000 shares and 350,000 shares of common stock with a cost of $12.8 million and $8.3 million, respectively. A portion of the shares repurchased during the year ended December 31, 2000, specifically 100,000 shares at a total cost of $2.4 million, were purchased in a private transaction in connection with the exercise of stock warrants that were issued to the placement agent in June 1998. The repurchase of these shares was exclusive of the six aforementioned Stock Repurchase Programs.

Quarterly Dividends

        The Company declared and paid cash dividends of $0.03 per share during each of the four quarters of 2001 and 2000 totaling $2.8 million and $2.7 million, respectively.

Earnings Per Share

        The calculation of basic and diluted earnings per share for 2001, 2000 and 1999 is presented below:

	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
2001
Basic EPS	$38,783	23,033	$1.68
Effect of dilutive securities:
Stock Options	—	953
Restricted Stock	—	49
Stock Warrants	—	19

Diluted EPS	$38,783	24,054	$1.61

2000
Basic EPS	$35,467	22,448	$1.58
Effect of dilutive securities:
Stock Options	—	571
Restricted Stock	—	33
Stock Warrants	—	116

Diluted EPS	$35,467	23,168	$1.53

1999
Basic EPS	$28,027	22,757	$1.23
Effect of dilutive securities:
Stock Options	—	69
Restricted Stock	—	51
Stock Warrants	—	18

Diluted EPS	$28,027	22,895	$1.22

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

        As of December 31, 2001 and 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

        The actual and required capital amounts and ratios at December 31, 2001 and 2000 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$263,181	11.2%	$187,373	8.0%	n/a	n/a
East West Bank	$256,248	11.0%	$187,216	8.0%	$234,021	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$235,624	10.1%	$93,686	4.0%	n/a	n/a
East West Bank	$228,691	9.8%	$93,608	4.0%	$140,412	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$235,624	8.5%	$111,475	4.0%	n/a	n/a
East West Bank	$228,691	8.2%	$111,336	4.0%	$139,170	5.0%
As of December 31, 2000:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$213,678	10.9%	$157,588	8.0%	n/a	n/a
East West Bank	$209,937	10.7%	$157,422	8.0%	$196,777	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$189,830	9.6%	$78,794	4.0%	n/a	n/a
East West Bank	$186,089	9.5%	$78,711	4.0%	$118,066	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$189,830	7.7%	$98,249	4.0%	n/a	n/a
East West Bank	$186,089	7.9%	$94,788	4.0%	$118,485	5.0%

Reserve Requirement

        The Company is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $862 thousand and $7.4 million at December 31, 2001 and 2000, respectively.

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

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2001		2000
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$224,334	$224,334	$63,048	$63,048
Investment securities available for sale	323,099	323,099	488,290	488,290
Loans receivable, net	2,132,838	2,150,185	1,789,988	1,788,317
FHLB stock	8,984	8,984	14,845	14,845
Accrued interest receivable	11,182	11,182	15,138	15,138
Liabilities:
Customer deposit accounts:
Demand accounts	1,110,101	1,110,101	647,174	647,174
Time deposits	1,307,873	1,311,650	1,301,388	1,299,899
Short-term borrowings	—	—	38,000	38,013
FHLB advances	104,000	106,734	268,000	268,074
Notes payable	900	900	—	—
Junior subordinated debt securities	20,750	23,434	20,750	22,797
Accrued interest payable	3,010	3,010	5,010	5,010
Off-balance sheet financial instruments:
Commercial letters of credit	14,333	18	14,842	19
Standby letters of credit	223,018	2,306	168,300	1,968
Commitments to extend credit	422,448	2,110	310,974	1,733
Derivatives:
Interest rate swaps	—	—	—	(149)
Interest rate caps	—	—	24	24

        The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

        Cash and Cash Equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

        Investment Securities and Derivative Instruments—The fair value is based on quoted market price from securities brokers or dealers in the respective instruments.

        Loans and Accrued Interest Receivable—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed-rate mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for 15- and 30-year conventional loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based upon discounted cash flows utilizing discount rates that approximate the risk-adjusted pricing of available mortgage-backed securities having similar rates and repricing characteristics as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans. The carrying amount of accrued interest receivable approximates fair value due to its short term nature.

        FHLB Stock—The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank at carrying value.

        Deposits and Accrued Interest Payable—The fair values of deposits are estimated based upon the type of deposit products. Demand accounts, which include passbooks and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are based upon the contractual discounted cash flows estimated in current rate for the deposits over the remaining terms. The carrying amount of accrued interest payable approximates fair value due to its short term nature.

        Short-term Borrowings—The fair values are estimated by discounting the amounts contractually due under such agreements using the prevailing federal funds rate at each reporting date.

        FHLB Advances—The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

        Junior Subordinated Debt Securities—The fair values of junior subordinated debt securities are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bond at each reporting date.

        Commitments to Extend Credit, Commercial and Standby Letters of Credit—The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparty's credit standing.

        The fair value estimates presented herein are based on pertinent information available to management as of each reporting date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

        Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company's internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual losses incurred and an allocation of the remaining provision based on new loan originations for the period. The Company evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

        Future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

        The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31, 2001
(In thousands)	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
Interest income	$57,697	$52,636	$27,218	$40,496	$4,651	$182,698
Charge for funds used	(32,618)	(32,266)	(24,312)	(28,185)	466	(116,915)

Interest spread on funds used	25,079	20,370	2,906	12,311	5,117	65,783

Interest expense	(58,119)	(3,249)	(21,980)	—	—	(83,348)
Credit on funds provided	85,637	6,034	25,244	—	—	116,915

Interest spread on funds provided	27,518	2,785	3,264	—	—	33,567

Net interest income	$52,597	$23,155	$6,170	$12,311	$5,117	$99,350

Depreciation and amortization	$5,275	$933	$(552)	$638	$3,159	$9,453
Segment pretax profit	9,989	18,036	7,096	9,768	7,711	52,600
Segment assets	822,950	822,147	487,085	530,777	162,344	2,825,303
	Year Ended December 31, 2000
(In thousands)	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
Interest income	$53,780	$55,027	$35,029	$38,903	$3,341	$186,080
Charge for funds used	(36,904)	(39,284)	(34,071)	(32,540)	(854)	(143,653)

Interest spread on funds used	16,876	15,743	958	6,363	2,487	42,427

Interest expense	(52,993)	(5,210)	(38,390)	—	—	(96,593)
Credit on funds provided	88,985	9,940	44,728	—	—	143,653

Interest spread on funds provided	35,992	4,730	6,338	—	—	47,060

Net interest income	$52,868	$20,473	$7,296	$6,363	$2,487	$89,487

Depreciation and amortization	$4,228	$486	$321	$684	$3,032	$8,751
Segment pretax profit	23,413	13,138	6,846	4,985	1,713	50,095
Segment assets	586,568	695,576	507,642	534,086	162,099	2,485,971

	Year Ended December 31, 1999
(In thousands)	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
Interest income	$33,755	$34,502	$38,959	$38,340	$2,471	$148,027
Charge for funds used	(19,901)	(20,221)	(33,472)	(26,886)	(149)	(100,629)

Interest spread on funds used	13,854	14,281	5,487	11,454	2,322	47,398

Interest expense	(40,072)	(2,976)	(33,094)	—	—	(76,142)
Credit on funds provided	58,269	5,309	37,051	—	—	100,629

Interest spread on funds provided	18,197	2,333	3,957	—	—	24,487

Net interest income	$32,051	$16,614	$9,444	$11,454	$2,322	$71,885

Depreciation and amortization	$2,550	$251	$346	$(258)	$1,250	$4,139
Segment pretax profit	8,600	13,130	9,919	9,492	489	41,630
Segment assets	438,142	602,315	533,387	487,299	91,487	2,152,630

21.  EAST WEST BANCORP, INC. (parent company only)

BALANCE SHEETS

	December 31,
	2001	2000
	(In thousands)
ASSETS:
Cash and cash equivalents	$4,109	$2,441
Loans receivable	500	500
Investments in affordable housing partnerships	1,131	—
Investment in subsidiaries	257,943	203,425
Investment in nonbank entity	500	500
Goodwill	958	351
Other assets	2,489	721

Total assets	$267,630	$207,938

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES
Junior subordinated debt securities	$20,750	$20,750
Account payable to subsidiary	1,274	—
Other liabilities	1,191	1,039

Total liabilities	23,215	21,789

STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share)
Authorized—50,000,000 shares
Issued—25,791,660 shares and 24,508,331 shares in 2001 and 2000, respectively
Outstanding—23,376,079 shares and 22,660,590 shares in 2001 and 2000, respectively	26	25
Additional paid in capital	145,312	118,039
Retained earnings	135,765	99,764
Deferred compensation	(378)	(1,344)
Treasury stock, at cost: 2,415,581 shares in 2001 and 1,847,741 shares in 2000	(35,945)	(23,060)
Accumulated other comprehensive loss, net of tax	(365)	(7,275)

Total stockholders' equity	244,415	186,149

Total liabilities and stockholders' equity	$267,630	$207,938

STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Dividends from subsidiaries	$6,824	$9,578	$17,494
Interest income	85	10	—
Other income	68	14	—

Total income	6,977	9,602	17,494

Interest expense	2,270	1,377	—
Compensation and net occupancy reimbursement to subsidiary	1,274	—	—
Other expense	928	1,052	977

Total expense	4,472	2,429	977

Income before income taxes and equity in undistributed income of subsidiaries	2,505	7,173	16,517
Income tax benefit	1,919	1,008	448
Equity in undistributed income of subsidiaries	34,359	27,286	11,062

Net income	$38,783	$35,467	$28,027

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$38,783	$35,467	$28,027
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(34,359)	(27,286)	(11,062)
Stock compensation cost	369	421	249
Depreciation and amortization	194	20	—
Net change in other assets	(15)	(13)	6
Net change in other liabilities	1,541	779	215

Net cash provided by operating activities	6,513	9,388	17,435

Cash flows from investing activities:
Purchase of investments in affordable housing partnerships	(1,091)	—	—
Capital contribution to subsidiary	—	(20,078)	—
Net change in loans receivable	—	(500)	—
Investment in nonbank entity	—	(250)	(250)

Net cash used in investing activities	(1,091)	(20,828)	(250)

Cash flows from financing activities:
Proceeds from issuance of common stock related to in-store banking operations	7,884	—	—
Proceeds from common stock options exercised	3,068	164	—
Proceeds from stock purchase plan	682	496	218
Proceeds from stock warrants exercised	279	4,248	—
Proceeds from issuance of junior subordinated debt securities	—	20,750	—
Payment of debt issue cost	—	(672)	—
Repurchases of common stock	(12,885)	(8,401)	(14,659)
Dividends paid on common stock	(2,782)	(2,704)	(2,744)

Net cash (used in) provided by financing activities	(3,754)	13,881	(17,185)

Net increase in cash and cash equivalents	1,668	2,441	—
Cash and cash equivalents, beginning of year	2,441	—	—

Cash and cash equivalents, end of year	$4,109	$2,441	$—

Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest	$2,245	$536	$—
Noncash financing activities:
Issuance of shares in connection with the acquisition of Prime Bank	12,260	—	—
Deferred operating expense from issuance of common stock and warrants related to in-store banking operations	1,757	—	—
Issuance of shares in connection with the acquisition of East West Insurance Agency, Inc., net of deferred compensation	—	869	—

22.  SUBSEQUENT EVENTS

Quarterly Cash Dividend

        On January 29, 2002, the Company's Board of Directors declared a quarterly cash dividend of $0.0675 per share. The total dividend amounted to $1.6 million and was paid on or about February 22, 2002 to shareholders of record on February 8, 2002. This quarterly dividend represents a 125% increase from the $0.03 per share quarterly dividend paid by the Company for previous quarters.

In-Store Banking Branches

        As part of its initial phase to provide in-store banking services to targeted store locations of 99 Ranch Market, the Company opened two branch locations in the Los Angeles area in February 2002.

23.  QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2001
Interest and dividend income	$42,391	$44,391	$46,546	$49,370
Interest expense	15,840	19,571	22,086	25,851

Net interest income	26,551	24,820	24,460	23,519
Provision for loan losses	2,500	1,500	1,500	717

Net interest income after provision for loan losses	24,051	23,320	22,960	22,802
Noninterest income	5,403	4,651	5,129	6,408
Noninterest expense	16,559	15,269	14,903	15,393

Income before provision for income taxes	12,895	12,702	13,186	13,817
Provision for income taxes	3,393	2,921	3,497	3,919

Income before cumulative effect of change in accounting principle	9,502	9,781	9,689	9,898
Cumulative effect of change in accounting principle	—	—	—	(87)

Net income	$9,502	$9,781	$9,689	$9,811

Basic earnings per share	$0.41	$0.43	$0.42	$0.43
Diluted earnings per share	$0.39	$0.41	$0.41	$0.41
2000
Interest and dividend income	$48,430	$47,289	$46,120	$44,241
Interest expense	25,856	24,711	23,769	22,257

Net interest income	22,574	22,578	22,351	21,984
Provision for loan losses	300	1,300	1,400	1,400

Net interest income after provision for loan losses	22,274	21,278	20,951	20,584
Noninterest income	3,446	3,660	3,469	4,393
Noninterest expense	13,799	12,250	12,177	11,734

Income before provision for income taxes	11,921	12,688	12,243	13,243
Provision for income taxes	2,309	3,910	3,879	4,530

Net income	$9,612	$8,778	$8,364	$8,713

Basic earnings per share	$0.42	$0.39	$0.37	$0.39
Diluted earnings per share	$0.40	$0.38	$0.37	$0.38

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2002

EAST WEST BANCORP, INC. (Registrant)
By:	/s/ DOMINIC NG Dominic Ng Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG Dominic Ng	Chairman of the Board, Dominic Ng President, Chairman, and Chief Executive Officer (principal executive officer)	March 20, 2002
/s/ JULIA GOUW Julia Gouw	Executive Vice President, Julia Gouw Chief Financial Officer, and Director (principal financial and accounting officer)	March 20, 2002
/s/ HERMAN LI Herman Li	Director	March 20, 2002
/s/ JACK C. LIU Jack C. Liu	Director	March 20, 2002
/s/ JAMES P. MISCOLL James P. Miscoll	Director	March 20, 2002
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 20, 2002

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
EAST WEST BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES