Form 10-Q
period 2002-03-31
EAST WEST BANCORP INC
filed 2002-05-15
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.001 Par Value

  (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Number of shares of common stock of the registrant outstanding as of April 30, 2002: 23,598,675 shares

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$89,544	$69,334
Short-term investments	115,000	155,000

Total cash and cash equivalents	204,544	224,334
Investment securities available for sale, at fair value (with amortized cost of $323,376 in 2002 and $323,657 in 2001)	320,443	323,099
Loans receivable, net of allowance for loan losses of $29,155 in 2002 and $27,557 in 2001	2,232,446	2,132,838
Investment in Federal Home Loan Bank stock, at cost	9,119	8,984
Investments in affordable housing partnerships	21,438	20,991
Premises and equipment, net	26,863	27,568
Premiums on deposits acquired, net	8,828	9,306
Excess of purchase price over fair value of net assets acquired, net	20,601	20,601
Accrued interest receivable and other assets	54,155	53,795
Deferred tax assets	4,783	3,787

TOTAL	$2,903,220	$2,825,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$569,772	$529,365
Interest-bearing	1,972,361	1,888,609

Total deposits	2,542,133	2,417,974
Federal Home Loan Bank advances	64,000	104,000
Notes payable	300	900
Accrued expenses and other liabilities	19,307	35,337
Deferred tax liabilities	111	569
Junior subordinated debt securities	20,750	20,750

Total liabilities	2,646,601	2,579,530

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE PRICE, NET	—	1,358
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—25,961,984 and 25,791,660 shares in 2002 and 2001, respectively
Outstanding—23,546,303 and 23,376,079 shares in 2002 and 2001, respectively	26	26
Additional paid in capital	148,491	145,312
Retained earnings	145,905	135,765
Deferred compensation	(76)	(378)
Treasury stock, at cost: 2,415,681 and 2,415,581 shares in 2002 and 2001, respectively	(35,946)	(35,945)
Accumulated other comprehensive loss, net of tax	(1,781)	(365)

Total stockholders' equity	256,619	244,415

TOTAL	$2,903,220	$2,825,303

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$36,092	$40,892
Investment securities available for sale	3,247	7,882
Short-term investments	622	347
Federal Home Loan Bank stock	141	249

Total interest and dividend income	40,102	49,370

INTEREST EXPENSE
Customer deposit accounts	11,090	21,652
Short-term borrowings	26	585
Federal Home Loan Bank advances	862	3,042
Junior subordinated debt securities	566	572

Total interest expense	12,544	25,851

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	27,558	23,519
PROVISION FOR LOAN LOSSES	2,550	717

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,008	22,802

NONINTEREST INCOME
Branch fees	1,464	1,246
Loan fees	1,433	741
Letters of credit fees and commissions	1,246	1,071
Net gain on sales of loans	—	327
Net gain on sales of investment securities available for sale	—	1,491
Net gain on trading securities	—	415
Amortization of fair value of net assets acquired in excess of purchase price	—	104
Other operating income	1,115	1,013

Total noninterest income	5,258	6,408

NONINTEREST EXPENSE
Compensation and employee benefits	6,298	6,425
Net occupancy	2,587	2,368
Amortization of investments in affordable housing partnerships	1,041	1,066
Data processing	489	456
Amortization of premiums on deposits acquired and excess of purchase price over fair value of net assets acquired	478	1,076
Deposit insurance premiums and regulatory assessments	153	134
Other real estate owned operations, net	4	24
Other operating expenses	4,068	3,844

Total noninterest expense	15,118	15,393

INCOME BEFORE PROVISION FOR INCOME TAXES	15,148	13,817
PROVISION FOR INCOME TAXES	4,217	3,919

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	10,931	9,898
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	788	(87)

NET INCOME	$11,719	$9,811

BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.47	$0.43
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.50	$0.43
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.45	$0.41
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.48	$0.41
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	23,382	23,041
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	24,469	24,105

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Gain (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2001	$25	$118,039	$99,764	$(1,344)	$(23,060)	$(7,275)		$186,149
Comprehensive income
Net income for the year			38,783				$38,783	38,783
Net unrealized gain on securities						6,910	6,910	6,910

Comprehensive income							$45,693

Stock compensation cost		41		328				369
Tax benefit from option exercise		1,303						1,303
Issuance of 300,724 shares under Stock Option Plan		3,068						3,068
Issuance of 42,012 shares under Employee Stock Purchase Plan		682						682
Issuance of 27,886 shares under Stock Warrants Plan		279						279
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Issuance of 400,000 shares in connection with in-store banking operations	1	6,943						6,944
Issuance of 300,000 shares of warrants in connection with in-store banking operations		2,697						2,697
Release of 13,147 shares in escrow related to acquisition of East West Insurance Agency, Inc.				638				638
Purchase of 567,840 shares of treasury stock					(12,885)			(12,885)
Dividends paid on common stock			(2,782)					(2,782)

BALANCE, DECEMBER 31, 2001	26	145,312	135,765	(378)	(35,945)	(365)		244,415
Comprehensive income
Net income for the period			11,719				$11,719	11,719
Net unrealized loss on securities						(1,416)	(1,416)	(1,416)

Comprehensive income							$10,303

Stock compensation cost		9		72				81
Tax benefit from option exercise		1,650						1,650
Issuance of 170,324 shares under Stock Option Plan		1,750						1,750
Cancellation of 13,675 shares related to the acquisition of East West Insurance Agency, Inc.		(230)		230				—
Purchase of 100 shares of treasury stock					(1)			(1)
Dividends paid on common stock			(1,579)					(1,579)

BALANCE, MARCH 31, 2002	$26	$148,491	$145,905	$(76)	$(35,946)	$(1,781)		$256,619

Disclosure of reclassification amounts:	Three Months Ended March 31, 2002	Year Ended December 31, 2001
	(In thousands)
Unrealized holding gain (loss) arising during period, net of tax expense (benefit) of $(944) in 2002 and $5,425 in 2001	$(1,416)	$8,138
Less: Reclassification adjustment for gain included in net income, net of tax expense of $0 in 2002 and $818 in 2001	—	(1,228)

Net unrealized gain on securities, net of tax expense (benefit) of $(944) in 2002 and $4,607 in 2001	$(1,416)	$6,910

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,719	$9,811
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,999	2,607
Stock compensation costs	81	117
Deferred tax (benefit) provision	(1,074)	2,003
Provision for loan losses	2,550	717
Provision for other real estate owned losses	—	33
Cumulative effect of change in accounting principles	(788)	87
Net gain on sales of investment securities and other assets	(7)	(1,818)
Net gain on trading securities	—	(415)
Federal Home Loan Bank stock dividends	(135)	(270)
Proceeds from sale of securitized loans	—	13,603
Proceeds from sale of loans held for sale	40,912	6,704
Originations of loans held for sale	(46,911)	(11,312)
Net change in accrued interest receivable and other assets, net of effects from purchase of Prime Bank in 2001	(241)	1,970
Net change in accrued expenses and other liabilities, net of effects from purchase of Prime Bank in 2001	(14,477)	(4,627)

Total adjustments	(18,091)	9,399

Net cash (used in) provided by operating activities	(6,372)	19,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	(51,217)	(39,130)
Purchases of:
Investment securities available for sale	(132,583)	—
Loans receivable	(44,873)	(38,006)
Investments in affordable housing partnerships	(1,489)	(2,100)
Premises and equipment	(251)	(1,468)
Proceeds from sale of:
Investment securities available for sale	—	77,038
Loans receivable	—	39,074
Other real estate owned	—	694
Repayments, maturity and redemption of investment securities available for sale	133,266	16,467
Cash acquired from purchase of Prime Bank, net of cash paid	—	20,398

Net cash (used in) provided by investing activities	(97,147)	72,967

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	124,159	168,328
Net increase in short-term borrowings	—	7,000
Proceeds from Federal Home Loan Bank advances	2,610,000	2,490,500
Repayment of Federal Home Loan Bank advances	(2,650,000)	(2,699,500)
Repayment of notes payable on affordable housing investments	(600)	—
Proceeds from common stock options exercised	1,750	1,711
Proceeds from stock warrants exercised	—	139
Retirement of common stock	(1)	(7,060)
Dividends paid on common stock	(1,579)	(695)

Net cash provided by (used in) financing activities	83,729	(39,577)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,790)	52,600
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,334	63,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$204,544	$115,648

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,724	$29,642
Income taxes	16,001	1,532
Noncash investing and financing activities:
Loans exchanged for mortgage-backed securities	—	13,302
Issuance of common stock in connection with the acquisition of Prime Bank	—	12,260

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

1.    BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, East West Bank and subsidiaries (the "Bank") and East West Insurance Agency, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

        The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the period ended March 31, 2002 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10K for the year ended December 31, 2001.

        Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.    ACCOUNTING CHANGES

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in a cumulative pre-tax income of $1.4 million ($788 thousand after-tax) representing the remaining balance of negative goodwill at December 31, 2001. Positive goodwill will continue to be reviewed for impairment on an annual basis. Pursuant to the goodwill impairment test provisions of SFAS No. 142, the Company has identified its reporting units and has allocated assets, liabilities, and goodwill accordingly to those reporting units. The Company expects to complete its initial impairment test of positive goodwill in the next few weeks. Although the Company has not completed its initial impairment test of positive goodwill, management does not believe that any material impairment exists at March 31, 2002.

        Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

        The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were used to hedge fixed rate brokered certificates of deposit totaling $30.0 million. Pursuant to the adoption of SFAS No. 133, the Company records these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings. No interest rate swap agreements were outstanding at March 31, 2002 and December 31, 2001.

3.    OTHER INTANGIBLES

        The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The Company amortizes premiums on acquired deposits using the straightline method over 7 to 10 years. At March 31, 2002, the balance of deposit premiums totaled $8.8 million. Estimated future amortization expense of premiums on acquired deposits is as follows: $1.3 million for the remaining three quarters of 2002, $1.8 million in 2003, 2004, and 2005, and $1.3 million in 2006.

4.    COMMITMENTS AND CONTINGENCIES

        Credit Extensions—In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. As of March 31, 2002, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $399.3 million, $238.1 million, and $176.0 million, respectively.

        Litigation—The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.

        Regulated Investment Company—On February 21, 2002, Senate Bill No. 1660 was introduced to the California State Senate. This legislative proposal, which contained provisions affecting registered investment companies, would have adversely affected past and future state tax benefits generated through East West Securities, Inc., the Company's registered investment company subsidiary. Further, this proposed legislation would have had a negative impact on the Company's effective income tax rate in future periods. However, on April 3, 2002, an amendment to Senate Bill No. 1660 removed the proposed California tax law changes related to registered investment companies. Management cannot predict if other legislation affecting registered investment companies will be proposed this year or at any other time in the future. The Company continues to assess its long-term plans for East West Securities, Inc.

5.    STOCKHOLDERS' EQUITY

        Earnings Per Share—The actual number of shares outstanding at March 31, 2002, was 23,546,303. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

        The following tables set forth the Company's earnings per share calculations for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002			2001
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$11,719	23,382	$0.50	$9,811	23,041	$0.43
Effect of dilutive securities:
Stock options	—	1,011		—	996
Restricted stock	—	53		—	45
Stock warrants	—	23		—	23

Diluted earnings per share	$11,719	24,469	$0.48	$9,811	24,105	$0.41

        Quarterly Dividends—The Company's Board of Directors declared and paid a quarterly common stock cash dividend of $0.0675 per share payable on or about February 22, 2002 to shareholders of record on February 8, 2002. For the first quarter of 2002, cash dividends totaling $1.6 million have been paid to the Company's shareholders.

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

        The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$13,126	$12,739	$4,011	$9,173	$1,053	$40,102
Charge for funds used	(5,456)	(6,047)	(3,332)	(5,367)	(140)	(20,342)

Interest spread on funds used	7,670	6,692	679	3,806	913	19,760

Interest expense	(9,501)	(253)	(2,790)	—	—	(12,544)
Credit on funds provided	14,531	552	2,798	—	2,461	20,342

Interest spread on funds provided	5,030	299	8	—	2,461	7,798

Net interest income	$12,700	$6,991	$687	$3,806	$3,374	$27,558

Depreciation and amortization	$952	$249	$(401)	$290	$909	$1,999
Segment pretax profit	$3,370	$5,560	$508	$3,031	$2,679	$15,148
Segment assets as of March 31, 2002	$899,750	$771,554	$444,648	$571,912	$215,356	$2,903,220

	Three Months Ended March 31, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$14,535	$14,462	$8,478	$10,886	$1,009	$49,370
Charge for funds used	(9,450)	(9,957)	(7,834)	(8,475)	150	(35,566)

Interest spread on funds used	5,085	4,505	644	2,411	1,159	13,804

Interest expense	(16,766)	(661)	(8,424)	—	—	(25,851)
Credit on funds provided	25,230	1,294	9,042	—	—	35,566

Interest spread on funds provided	8,464	633	618	—	—	9,715

Net interest income	$13,549	$5,138	$1,262	$2,411	$1,159	$23,519

Depreciation and amortization	$1,396	$254	$7	$(27)	$977	$2,607
Segment pretax profit	$3,053	$4,417	$3,074	$1,886	$1,387	$13,817
Segment assets as of March 31, 2001	$675,957	$703,616	$466,711	$512,069	$208,106	$2,566,459

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries (the "Company"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's 2001 annual report on Form 10-K for the year ended December 31, 2001, and the accompanying interim unaudited consolidated financial statements and notes thereto.

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

Results of Operations

        The Company reported net income of $11.7 million, or $0.48 per diluted share for the first quarter of 2002, compared with $9.8 million, or $0.41 per diluted share, reported during the first quarter of 2001. The 19% increase in net earnings is primarily attributable to higher net interest income and the cumulative effect of a change in accounting principle due to the adoption of SFAS 142, partially offset by a higher provision for loan losses and lower non-interest related revenues. Excluding the impact of the cumulative effect of changes in accounting principle, net income for the first quarter of 2002 increased 10% to $10.9 million, from $9.9 million for the first quarter of 2001.

        The Company's annualized return on average total assets increased to 1.66% for the quarter ended March 31, 2002, from 1.55% for the same period in 2001. The annualized return on average stockholders' equity decreased to 18.78% for the first quarter of 2002, compared with 19.50% for the first quarter of 2001.

Components of Net Income

	Three Months Ended March 31,
	2002	2001
	(In millions)
Net interest income	$27.6	$23.5
Provision for loan losses	(2.6)	(0.7)
Noninterest income	5.2	6.4
Noninterest expense	(15.1)	(15.4)
Provision for income taxes	(4.2)	(3.9)
Cumulative effect of change in accounting principle	0.8	(0.1)

Net income	$11.7	$9.8

Annualized return on average total assets	1.66%	1.55%

Net Interest Income

        The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the first quarter of 2002 totaled $27.6 million, a 17% increase over net interest income of $23.5 million for the same period in 2001.

        Total interest and dividend income during the quarter ended March 31, 2002 decreased 19% to $40.1 million compared with $49.4 million during the same period in 2001, primarily due to lower yields on all categories of earning assets and reduced volume of the Bank's investment securities portfolio. Despite a 12% growth in average earning assets during the first quarter of 2002, particularly in loans and short-term investments, it was insufficient to mitigate the negative impact of several progressive cuts in interest rates during the year. Growth in the Bank's average loan portfolio of 18%, partially offset by decreases in investment securities and FHLB stock, triggered the growth in average earning assets. The net growth in average earning assets was funded largely by increases in noninterest-bearing demand deposits and interest-bearing checking accounts.

        Total interest expense during the first quarter of 2002 decreased 51% to $12.5 million compared with $25.9 million for the same period a year ago. The decrease in interest expense is also primarily attributable to lower rates paid on substantially all categories of interest-bearing liabilities compounded by a lower volume of short-term borrowings and FHLB advances.

        Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 20 basis points to 4.15% during the first quarter of 2002, compared with 3.95% for the first quarter of 2001. As a result of several progressive declines in interest rates since March 31, 2001, the overall yield on average earning assets decreased 225 basis points to 6.03% during the first quarter of 2002, compared to 8.28% for the first quarter of 2001. Similarly, the Company's overall cost of funds decreased 262 basis points to 2.44% during the first quarter of 2002, from 5.06% for the same period last year, in response to the declining interest rate environment. During the first quarter of 2002, the increase in the net interest margin reflects the Company's continued reliance on noninterest-bearing demand deposits as a considerable funding source. Average noninterest-bearing demand deposits increased 93% to $485.7 million during the quarter ended March 31, 2002, compared to $251.3 million for the same period a year ago. Furthermore, as the Company's substantial portfolio of time deposits continue to reprice in line with the downward trend in interest rates, the disproportional effect of lower interest rates on asset yields and cost of funds that caused a contraction in the Company's net interest margin in previous quarters was significantly reduced in the first quarter of 2002.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002			2001
	Average Balance	Interest	Average Yield Rate (1)	Average Balance	Interest	Average Yield Rate (1)
ASSETS
Interest-earning assets:
Short-term investments	$125,456	$622	1.98%	$13,421	$347	10.34%
Taxable investment securities (2)(3)	321,316	3,247	4.04%	491,105	7,882	6.42%
Loans receivable (2)(4)	2,203,580	36,092	6.55%	1,865,120	40,892	8.77%
FHLB stock	9,032	141	6.24%	15,025	249	6.63%

Total interest-earning assets	2,659,384	40,102	6.03%	2,384,671	49,370	8.28%

Noninterest-earning assets:
Cash and due from banks	63,579			52,063
Allowance for loan losses	(28,313)			(24,938)
Other assets	129,091			114,480

Total assets	$2,823,741			$2,526,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	203,372	360	0.71%	129,656	527	1.63%
Money market accounts	154,278	553	1.43%	120,166	1,137	3.78%
Savings deposits	225,704	250	0.44%	204,255	787	1.54%
Time deposits	1,339,054	9,927	2.97%	1,327,269	19,201	5.79%
Short-term borrowings	4,489	26	2.32%	41,445	585	5.65%
FHLB advances	105,833	862	3.26%	199,111	3,042	6.11%
Junior subordinated debt securities	20,750	566	10.91%	20,750	572	11.03%

Total interest-bearing liabilities	2,053,480	12,544	2.44%	2,042,652	25,851	5.06%

Noninterest-bearing liabilities
Demand deposits	485,698			251,332
Other liabilities	34,932			31,000
Stockholders' equity	249,631			201,292

Total liabilities and stockholders' equity	$2,823,741			$2,526,276

Interest rate spread			3.59%			3.22%

Net interest income and net interest margin		$27,558	4.15%		$23,519	3.95%

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

	Three Months Ended March 31, 2002 vs 2001
		Changes Due to
	Total Change
		Volume(1)	Rates(1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$275	$304	$(29)
Taxable investment securities	(4,635)	(2,238)	(2,397)
Loans receivable, net	(4,800)	12,186	(16,986)
FHLB stock	(108)	(94)	(14)

Total interest and dividend income	$(9,268)	$10,158	$(19,426)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(167)	$(23,410)	$23,243
Money market accounts	(584)	492	(1,076)
Savings deposits	(537)	93	(630)
Time deposits	(9,274)	172	(9,446)
Short-term borrowings	(559)	(336)	(223)
FHLB advances	(2,180)	(1,092)	(1,088)
Junior subordinated debt securities	(6)	—	(6)

Total interest expense	$(13,307)	$(24,081)	$10,774

CHANGE IN NET INTEREST INCOME	$4,039	$34,239	$(30,200)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $2.6 million for the first quarter of 2002 compared to $717 thousand for the same period in 2001. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended March 31,
	2002	2001
	(In millions)
Branch fees	$1.46	$1.25
Loan ancillary fees	1.43	0.74
Letters of credit fees and commissions	1.25	1.07
Net gain on sales of investment securities available for sale	—	1.49
Net gain on trading securities	—	0.42
Net gain on sales of loans	—	0.33
Amortization of negative intangibles	—	0.10
Other	1.12	1.01

Total	$5.26	$6.41

        Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, ancillary fees on loans, fees and commissions generated from trade finance activities and the issuance of letters of credit, net gains on sales of investment securities available for sale, loans, and affordable housing investments, and net gains on trading securities.

        Noninterest income decreased 18% to $5.3 million during the three months ended March 31, 2002, from $6.4 million during the three months ended March 31, 2001. Included in noninterest income for the first quarter of 2001 were $1.5 million in net gains on sales of available for sale securities, $327 thousand in net gains on sales of loans and $415 thousand in net gains on trading securities. There were no such gains recorded during the first quarter of 2002. Further, as a consequence of adopting SFAS No. 142, the Company recorded the remaining balance of negative goodwill amounting to $1.4 million as a cumulative effect of a change in accounting principle effective January 1, 2002. As such, there was no amortization of negative goodwill during the first quarter of 2002. This compares to $104 thousand in amortization expense recorded during the first quarter of 2001.

        Partially offsetting these decreases to noninterest income were increases in branch service revenues, ancillary loan fees, and letters of credit fees and commissions and other operating income. Branch fees, which represent revenues derived from branch operations, amounted to $1.5 million during the three months ended March 31, 2002, an 17% increase from the $1.2 million earned in the first quarter of 2001. The increase in branch fees is primarily due to sustained growth in revenues from analysis charges on commercial deposit accounts, increased commissions from sales of alternative investment products, including mutual funds and annuities, and higher revenues from wire transfer transactions due to increased volume.

        Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees increased 93% to $1.4 million during the first quarter of 2002, compared to $741 thousand during the first quarter of 2001. This is primarily attributable to a sustained increase in secondary marketing activities resulting from lower interest rates. Further, a 143% increase in residential mortgage loan originations during the first quarter of 2002, predominantly refinance activity prompted by lower interest rates, also contributed to higher loan fees during the period.

        Other noninterest income, which include insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases increased 10% to $1.1 million. The increase is primarily attributable to a substantial increase in insurance commissions and other insurance-related service fee income generated through the Company's subsidiary, East West Insurance Agency, Inc.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended March 31,
	2002	2001
	(In millions)
Compensation and other employee benefits	$6.30	$6.43
Net occupancy	2.59	2.37
Amortization of positive intangibles	0.48	1.08
Amortization of affordable housing investments	1.04	1.07
Data processing	0.49	0.45
Deposit insurance premiums and regulatory assessments	0.15	0.13
Other real estate owned operations, net	—	0.02
Other	4.07	3.84

Total	$15.12	$15.39

Efficiency Ratio (1)	41%	44%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, decreased 2% to $15.1 million during three months ended March 31, 2002. The decrease is primarily attributable to the absence of amortization expense related to positive goodwill due to the adoption of SFAS No. 142 effective January 1, 2002. Total amortization expense of intangible assets decreased 56% to $478 thousand during the first quarter of 2002, compared to $1.1 million during the first quarter of 2001.

        Compensation and employee benefits decreased 2% to $6.3 million during the three months ended March 31, 2002, compared to $6.4 million for the same period a year ago. The decrease in compensation expense is primarily due to operating efficiencies gained through restructuring and streamlining efforts of certain areas of the Bank.

        Occupancy expenses increased 9% to $2.6 million during the first quarter of 2002. The increase is primarily due to adjusted monthly lease payments for a branch location to coincide with current market terms. Prior to April 2001, contractual rent payments for this particular location were significantly below market terms. Additionally, the opening of two Ranch 99 in-store branches in February 2002 further contributed to the increase in occupancy expenses during the three months ended March 31, 2002. These are overhead factors that were not present during the first quarter of 2001.

        The amortization of investments in affordable housing partnerships decreased marginally by 2% to $1.0 million during the first quarter of 2002, compared with $1.1 million for the first quarter of 2001. Total investments in affordable housing partnerships amounted to $21.4 million at March 31, 2002, compared to $20.7 million at March 31, 2001.

        Deposit insurance premiums and regulatory assessments increased 14% to $153 thousand for the three months ended March 31, 2002, compared with $134 thousand for the same period in 2001. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") assessment rate to 1.76 basis points for the first quarter of 2002, from 1.96 basis points for the same period in 2001, deposit insurance premiums increased during the three months ended March 31, 2002 as a result of the significant growth in the Bank's assessable deposit base.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 6% to $4.1 million during the three months ended March 31, 2002, compared with $3.8 million for the same period in 2001. The increase in other operating expenses is due primarily to the Company's continued organic growth.

        The Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), decreased to 41% for the quarter ended March 31, 2002, compared to 44% for the corresponding period in 2001. The decrease reflects efficiencies realized in the Company's operations from infrastructure investments made in the past two years as well as a general company-wide effort to carefully monitor overall operating expenses.

Provision for Income Taxes

        The provision for income taxes increased 8% to $4.2 million for the first quarter of 2002, compared with $3.9 million for the same period in 2001. The increase in the tax provision is primarily attributable to a 10% increase in pretax earnings during the three months ended March 31, 2002, compared to the corresponding period in 2001.

        The provision for income taxes reflects state tax benefits achieved through East West Securities Company, Inc., a regulated investment company formed and funded in July 2000. The Company offers no assurance as to the continued realization of state tax benefits through this regulated investment company in the foreseeable future. The provision for income taxes for the first quarter of 2002 also reflects the utilization of tax credits totaling $1.0 million, compared to $775 thousand utilized during the same period in 2001. The first quarter 2002 provision reflects an effective tax rate of 27.8%, compared with 28.4% for the first quarter of 2001.

Balance Sheet Analysis

        The Company's total assets increased $77.9 million, or 3%, to $2.90 billion, as of March 31, 2002, relative to total assets at December 31, 2001. The increase in total assets was due primarily to a $99.6 million growth in loans receivable, partially offset by a decrease in cash and cash equivalents of $19.8 million. The increase in total assets was funded largely by an increase of $124.2 million in deposits, partially offset by a decrease in FHLB advances of $40.0 million.

Investment Securities Available for Sale

        Total investment securities available for sale decreased 1% to $320.4 million as of March 31, 2002, compared to total available for sale securities of $323.1 million at December 31, 2001. Investment securities with a net carrying value of $132.6 million were purchased during the first quarter of 2002. Total repayments of available for sale securities amounted to $133.3 million during the quarter ended March 31, 2002. Proceeds from repayments were applied towards additional investment securities purchases, repayments of FHLB advances, and funding a portion of the loan originations and loan purchases made during the first quarter of 2002. There were no sales of available for sale securities during the three months ended March 31, 2002. This compares with $1.5 million in net gains on sales of investment securities recorded during the same period in 2001.

        The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of March 31, 2002 and December 31, 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of March 31, 2002:
Mutual funds	$10,707		$—	$10,707
US Treasury securities	28,319	37	(263)	28,093
US Government agency securities	100,391		(732)	99,659
Mortgage-backed securities	146,805	506	(618)	146,693
Corporate securities	37,154		(1,863)	35,291

Total	$323,376	$543	$(3,476)	$320,443

As of December 31, 2001:
Mutual funds	$10,707	$7	$—	$10,714
US Treasury securities	77,999	121	(8)	78,112
US Government agency securities	8,276	167	—	8,443
Mortgage-backed securities	190,930	908	(507)	191,331
Corporate securities	35,745	2	(1,248)	34,499

Total	$323,657	$1,205	$(1,763)	$323,099

Loans

        The Company experienced moderate loan demand during the first quarter of 2002. Net loans receivable increased $99.6 million, or 5%, to $2.23 billion at March 31, 2002. The increase in loans was funded primarily through deposit growth and through repayments of investment securities available for sale.

        The growth in loans is comprised primarily of net increases in residential single family loans of $15.3 million or 5%, multifamily loans of $60.2 million or 16%, commercial real estate loans of $58.5 million or 7%, and consumer loans of $11.2 million or 16%. Partially offsetting the growth in these loan categories was a net decrease in construction loans of $4.7 million or 3% and commercial loans of $40.3 million or 11%. The net decrease in construction loans is primarily attributable to net loan payoffs and the conversion of one large loan to a permanent loan. The net decrease in commercial business loans is primarily due to loan payoffs and reduced usage of commercial and trade finance lines.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$331,768	14.7%	$316,504	14.7%
Residential, multifamily	437,447	19.3%	377,224	17.5%
Commercial and industrial real estate	927,527	41.0%	868,989	40.2%
Construction	157,274	7.0%	161,953	7.5%

Total real estate loans	1,854,016	82.0%	1,724,670	79.9%

Other loans:
Business, commercial	323,070	14.3%	363,331	16.8%
Automobile	13,999	0.6%	13,714	0.6%
Other consumer	69,313	3.1%	58,413	2.7%

Total other loans	406,382	18.0%	435,458	20.1%

Total gross loans	2,260,398	100.0%	2,160,128	100.0%

Unearned fees, premiums and discounts, net	1,203		267
Allowance for loan losses	(29,155)		(27,557)

Loan receivable, net	$2,232,446		$2,132,838

Nonperforming Assets

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.33% and 0.20% at March 31, 2002 and December 31, 2001, respectively. Nonaccrual loans, which include loans 90 days or more past due, totaled $5.2 million at March 31, 2002, compared with $3.7 million at year-end 2001. Loans totaling $2.6 million were placed on nonaccrual status during the first quarter of 2002. These additions to nonaccrual loans were offset by $171 thousand in payoffs and principal paydowns, $890 thousand in gross chargeoffs, and $21 thousand in loans brought current. Additions to nonaccrual loans during the first quarter of 2002 were comprised of a $639 thousand in residential single family loans, an $18 thousand residential multifamily loan, $1.9 million in commercial business loans, $45 thousand in finance leases, and $64 thousand in automobile loans.

        Restructured loans and loans that have had their original terms modified totaled $4.3 million at March 31, 2002, compared with $2.1 million at year-end 2001. The increase in restructured loans at March 31, 2002 is due to the addition of two commercial real estate loans totaling $2.2 million, slightly offset by principal payments received during the first quarter of 2002 amounting to $11 thousand.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. There were no additions to OREO during the first quarter of 2002.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Nonaccrual loans	$5,199	$3,658
Loans past due 90 days or more but not on nonaccrual	—	—

Total nonperforming loans	5,199	3,658

Restructured loans	4,278	2,119
Other real estate owned, net	—	—

Total nonperforming assets	$9,477	$5,777

Total nonperforming assets to total assets	0.33%	0.20%
Allowance for loan losses to nonperforming loans	560.78%	753.34%
Nonperforming loans to total gross loans	0.23%	0.17%

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

        At March 31, 2002, the Bank had classified $10.4 million of its loans as impaired, compared with $7.3 million at December 31, 2001. Specific reserves on impaired loans totaled $462 thousand at March 31, 2002 and $1.1 million at December 31, 2001. The Bank's average recorded investment in impaired loans for the three months ended March 31, 2002 and 2001 were $10.8 and $11.7 million, respectively. During the three months ended March 31, 2002 and 2001, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $262 thousand and $325 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $109 and $241 thousand, respectively.

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

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At March 31, 2002, the allowance for loan losses amounted to $29.2 million, or 1.29% of total loans, compared with $27.6 million, or 1.28% of total loans, at December 31, 2001, and $25.6 million, or 1.35% of total loans, at March 31, 2001. The $1.6 million increase in the allowance for loan losses at March 31, 2002, from year-end 2001, is comprised of $2.6 million in additional loss provisions and $952 thousand in net chargeoffs recorded during the period.

        The provision for loan losses of $2.6 million for the first quarter of 2002 represents a 256% increase from the $717 thousand in loss provisions recorded during the first quarter of 2001. First quarter 2002 net chargeoffs amounting to $952 thousand represent 0.17% of average loans outstanding for the three months ended March 31, 2002. This compares to net chargeoffs of $559 thousand, or 0.12% of average loans outstanding for the same period in 2001. The Bank continues to record loss provisions to compensate for both the continued growth of the Bank's loan portfolio, which grew 5% during the first quarter of 2002, and the changing composition of the overall loan portfolio, reflecting a shift toward commercial real estate and commercial business loans. Further, increases in nonperforming assets and net chargeoffs during the first quarter of 2002 are factors that contributed to the increase in loan loss provisions during the three months ended March 31, 2002.

        The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Allowance balance, beginning of period	$27,557	$23,848
Allowance from acquisition	—	1,550
Provision for loan losses	2,550	717
Charge-offs:
1-4 family residential real estate	—	—
Multifamily real estate	—	—
Commercial and industrial real estate	—	—
Business, commercial	1,025	724
Automobile	—	—
Other	2	—

Total charge-offs	1,027	724

Recoveries:
1-4 family residential real estate	—	—
Multifamily real estate	—	—
Commercial and industrial real estate	—	—
Business, commercial	75	165
Automobile	—	—
Other	—	—

Total recoveries	75	165

Net charge-offs	952	559

Allowance balance, end of period	$29,155	$25,556
Average loans outstanding	$2,203,580	$1,865,120
Total gross loans outstanding, end of period	$2,260,398	$1,888,090
Annualized net charge-offs to average loans	0.17%	0.12%
Allowance for loan losses to total gross loans	1.29%	1.35%

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

        The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$141	14.7	$184	14.7
Multifamily real estate	2,057	19.3	1,914	17.5
Commercial and industrial real estate	8,751	41.0	8,221	40.2
Construction	2,775	7.0	3,024	7.5
Business, commercial	11,228	14.3	10,248	16.8
Automobile	68	0.6	39	0.6
Consumer and other	7	3.1	8	2.7
Other risks	4,128	—	3,919	—

Total	$29,155	100.0	$27,557	100.0

        Allocated reserves on single family loans decreased $43 thousand, or 23%, to $141 thousand at March 31, 2002 primarily due to a decrease in the loss factor for single family loans that are not classified (i.e. rated "pass"). The loss factor for single family loans rated "pass" declined to 1 basis point at March 31, 2002 compared to 2 basis points at December 31, 2001. At March 31, 2002, approximately 98% of the loans within this category were rated "pass."

        Allocated reserves on multifamily loans increased $143 thousand, or 7%, to $2.1 million as of March 31, 2002 primarily due to a 16% increase in the volume of loans in this loan category from year-end 2001 levels. Partially offsetting the impact of loan growth in this category is a decline in the loss factor for multifamily loans rated "pass." At March 31, 2002, the loss factor for multifamily loans rated "pass" was 2 basis points, compared with 4 basis points at December 31, 2001. Approximately 99% of the loans within this category were rated "pass."

        Allocated reserves on commercial real estate loans increased $530 thousand, or 6%, to $8.8 million as of March 31, 2002 primarily due to a 7% increase in the volume of loans in this category from year-end 2001 levels.

        Allocated reserves on construction loans decreased $249 thousand, or 8%, to $2.8 million at March 31, 2002 due to the payoff of an $8.2 million hotel loan which had a 3% hotel industry concentration risk allocation associated with it. In addition, a 3% decline in the volume of construction loans since year-end 2001 further contributed to the decrease in allocated reserves in this loan category.

        Allocated reserves on commercial business loans increased $980 thousand, or 10%, to $11.2 million at March 31, 2002 primarily due to an increase in the minimum loss rate for commercial business loans rated "pass." Based on the increasing size and rate of recent losses experienced by the Company in this loan category, management has deemed it prudent to raise the minimum loss rate on such loans to 2%, compared to 1% at December 31, 2001.

        The allowance for loan losses of $29.2 million at March 31, 2002 exceeded the Bank's allocated allowance by $4.1 million, or 14% of the total allowance. This compares to an unallocated allowance of $3.9 million, or 14%, as of December 31, 2001. The $4.1 million unallocated allowance at March 31, 2002 is comprised of three elements. First, the Bank has set aside $311 thousand for foreign transaction risk associated with credit lines totaling $85.7 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries which range from BBB+ to AAA. The second element, which accounts for approximately $1.3 million of the unallocated allowance, represents a 5% economic risk factor to compensate for the continued slowdown of the national economy, as evidenced by rising unemployment rates and energy costs, eroding consumer confidence, and substantial shortfalls in sales and earnings. Management of the Bank has deemed it prudent to set aside a portion of the unallocated allowance to compensate for this current economic risk. The third and final element, which accounts for approximately $2.5 million, or approximately 10% of the allocated allowance amount of $25.0 million at March 31, 2002, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

        Deposits increased $124.2 million, or 5%, to $2.54 billion at March 31, 2002. The deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $40.4 million or 8%, interest-bearing checking accounts of $17.1 million or 9%, savings accounts of $8.5 million or 4%, and time deposits of $56.1 million, or 4%. The increases can be attributed to momentum from various retail promotions as well as continued carryover benefits from the Prime Bank acquisition.

        Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits.

Borrowings

        The Bank regularly uses short-term borrowings and FHLB advances to manage its liquidity position. Short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase. FHLB advances decreased 39% to $64.0 million as of March 31, 2002, a decrease of $40.0 million from December 31, 2001. Growth in core deposits and runoffs on short-term investments and investment securities available for sale can be attributed to the decrease in FHLB advances as of March 31, 2002. There were no outstanding short-term borrowings at March 31, 2002 and December 31, 2001.

Capital Resources

        The primary source of capital for the Company is the retention of net after tax earnings. At March 31, 2002, stockholders' equity totaled $256.6 million, a 5% increase from $244.4 million as of December 31, 2001. The increase is due primarily to: (1) net income of $11.7 million during the first quarter of 2002; (2) net issuance of common stock totaling $1.8 million, representing 170,324 shares, from the exercise of stock options; (3) stock compensation costs amounting to $81 thousand related to the Company's Restricted Stock Award Program; and (4) tax benefits of $1.7 million resulting from the exercise of nonqualified stock options. These transactions were offset by: (1) payment of first quarter 2002 cash dividends totaling $1.6 million; (2) an increase of $1.4 million in unrealized losses on available for sale securities; and (3) repurchases of $1 thousand or 100 shares of common stock resulting from forfeitures of restricted stock awards.

        Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At March 31, 2002, the Bank's Tier 1 and total capital ratios were 9.9% and 11.1%, respectively, compared to 9.8% and 11.0%, respectively, at December 31, 2001.

        The following table compares the Company's and the Bank's actual capital ratios at March 31, 2002, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.5%	11.1%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	10.3%	9.9%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.0%	8.6%	4.0%	5.0%

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

        During the three months ended March 31, 2002, the Company experienced net cash outflows from operating activities of $6.4 million, compared to net cash inflows of $19.2 million for the three months ended March 31, 2001. Net cash outflows from operating activities for the first quarter of 2002 were primarily due to the payment of accrued federal income taxes related to the 2001 fiscal year and the origination of loans held for sale. For the first quarter of 2001, net cash inflows from operating activities were due primarily to proceeds from the sale of securitized loans. Net cash outflows from investing activities totaled $97.1 million for the first quarter of 2002 primarily due to loan growth. For the three months ended March 31, 2001, net cash inflows from investing activities totaled $73.0 million which can be attributed to net proceeds from the sale of loans receivable and investment securities available for sale, as well as cash acquired through the purchase of Prime Bank in January 2001. The Company experienced net cash inflows from financing activities of $83.7 million for the first quarter of 2002 primarily due to deposit growth partially offset by net repayments on FHLB advances. For the first quarter of 2001, net cash outflows from financing activities of $39.6 million can be attributed to net repayments of FHLB advances partially offset by deposit growth.

        As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At March 31, 2002, the Bank's available borrowing capacity includes approximately $59.4 million in repurchase arrangements, $92.0 million in federal funds line facilities, and $141.0 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At March 31, 2002, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

        The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the

Financial Code of the State of California. During the three months ended March 31, 2002, total dividends paid by the Bank to East West Bancorp, Inc. totaled $1.7 million, compared with $8.2 million for the same period in 2001. As of March 31, 2002, approximately $70.9 million of undivided profits of the Bank were available for dividends to the Company.

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

        The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2002 and December 31, 2001, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
+200	12.8%	13.1%	(1.1)%	(0.5)%
+100	7.6%	7.7%	0.9%	1.0%
-100	(6.9)%	(6.9)%	(1.5)%	(2.1)%
-200	(13.4)%	(13.2)%	(5.1)%	(5.4)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2002 and December 31, 2001. At March 31, 2002 and December 31, 2001, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

        The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of March 31, 2002. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	2002	2003	2004	2005	2006	After 2006	Total	Fair Value at March 31, 2002
	(Dollars in thousands)
At March 31, 2002:
Assets:
Short-term investments	$115,000	$—	$—	$—	$—	$—	$115,000	$115,000
Weighted average rate	1.98%	—%	—%	—%	—%	—%	1.98%
Investment securities available-for-sale (fixed rate)	$22,117	$34,310	$108,448	$7,665	$6,954	$51,347	$230,841	$229,914
Weighted average rate	6.11%	3.78%	4.14%	5.97%	5.97%	5.98%	4.80%
Investment securities available-for-sale (variable rate)	$92,535	$—	$—	$—	$—	$—	$92,535	$90,529
Weighted average rate	3.42%	—%	—%	—%	—%	—%	3.42%
Total gross loans	$1,764,582	$186,387	$132,360	$51,747	$95,525	$29,797	$2,260,398	$2,268,093
Weighted average rate	6.18%	7.78%	7.41%	7.76%	7.67%	7.73%	6.47%
Liabilities:
Checking accounts	$213,597	$—	$—	$—	$—	$—	$213,597	$213,597
Weighted average rate	0.74%	—%	—%	—%	—%	—%	0.74%
Money market accounts	$165,809	$—	$—	$—	$—	$—	$165,809	$165,809
Weighted average rate	1.41%	—%	—%	—%	—%	—%	1.41%
Savings deposits	$228,967	$—	$—	$—	$—	$—	$228,967	$228,967
Weighted average rate	0.45%	—%	—%	—%	—%	—%	0.45%
Time deposits	$1,305,943	$49,551	$2,955	$2,077	$3,225	$237	$1,363,988	$1,365,246
Weighted average rate	2.77%	3.47%	4.40%	5.96%	4.65%	0.74%	2.81%
FHLB advances	$30,000	$14,000	$20,000	$—	$—	$—	$64,000	$66,300
Weighted average rate	3.66%	5.94%	5.11%	—%	—%	—%	4.61%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$22,749
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. The Bank has sometimes used derivative instruments, primarily interest rate swap and cap agreements, as part of its management of asset and liability positions in connection with its overall goal of minimizing the impact of interest rate fluctuations on the Bank's net interest margin or its stockholders' equity. These contracts are entered into for purposes of reducing the Bank's interest rate risk and not for trading purposes. At March 31, 2002, the Bank has one remaining interest rate cap agreement with a notional amount of $18 million and a fair value, based on quoted market price, of approximately zero. This interest cap agreement is tied to the three-month LIBOR and will mature in October 2002.

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

  (b)
  Reports on Form 8-K

        The Company filed no reports on Form 8-K during the first quarter of 2002.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002
EAST WEST BANCORP, INC. (Registrant)
	By	/s/ JULIA GOUW Julia Gouw Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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