Form 10-Q
period 2002-06-30
EAST WEST BANCORP INC
filed 2002-08-14
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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
Common Stock, $0.001 Par Value

  (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock of the registrant outstanding as of July 31, 2002: 23,672,714 shares

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$79,953	$69,334
Short-term investments	77,000	155,000

Total cash and cash equivalents	156,953	224,334
Investment securities available for sale, at fair value (with amortized cost of $351,189 in 2002 and $323,657 in 2001)	352,324	323,099
Loans receivable, net of allowance for loan losses of $32,051 in 2002 and $27,557 in 2001	2,381,597	2,132,838
Investment in Federal Home Loan Bank stock, at cost	9,071	8,984
Investments in affordable housing partnerships	20,612	20,991
Premises and equipment, net	26,399	27,568
Premiums on deposits acquired, net	8,389	9,306
Excess of purchase price over fair value of net assets acquired, net	20,601	20,601
Accrued interest receivable and other assets	56,987	53,795
Deferred tax assets	4,969	3,787

TOTAL	$3,037,902	$2,825,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$599,211	$529,365
Interest-bearing	2,064,601	1,888,609

Total deposits	2,663,812	2,417,974
Federal Home Loan Bank advances	59,000	104,000
Notes payable	—	900
Accrued expenses and other liabilities	22,795	35,337
Deferred tax liabilities	185	569
Junior subordinated debt securities	20,750	20,750

Total liabilities	2,766,542	2,579,530

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE PRICE, NET	—	1,358
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share) Authorized—50,000,000 shares Issued—26,022,976 and 25,791,660 shares in 2002 and 2001, respectively Outstanding—23,606,427 and 23,376,079 shares in 2002 and 2001, respectively	26	26
Additional paid in capital	150,059	145,312
Retained earnings	156,561	135,765
Deferred compensation	—	(378)
Treasury stock, at cost: 2,416,549 and 2,415,581 shares in 2002 and 2001, respectively	(35,955)	(35,945)
Accumulated other comprehensive gain (loss), net of tax	669	(365)

Total stockholders' equity	271,360	244,415

TOTAL	$3,037,902	$2,825,303

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$37,888	$39,581	$73,980	$80,473
Investment securities available for sale	3,495	5,901	6,742	13,783
Short-term investments	542	889	1,164	1,236
Federal Home Loan Bank stock	131	175	272	424

Total interest and dividend income	42,056	46,546	82,158	95,916

INTEREST EXPENSE
Customer deposit accounts	10,953	20,194	22,043	41,846
Short-term borrowings	7	422	33	1,007
Federal Home Loan Bank advances	937	904	1,799	3,946
Junior subordinated debt securities	566	566	1,132	1,138

Total interest expense	12,463	22,086	25,007	47,937

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	29,593	24,460	57,151	47,979
PROVISION FOR LOAN LOSSES	2,550	1,500	5,100	2,217

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,043	22,960	52,051	45,762

NONINTEREST INCOME
Loan fees	1,446	1,139	2,666	1,880
Branch fees	1,562	1,332	3,026	2,578
Letters of credit fees and commissions	1,334	1,017	2,580	2,088
Net gain on sales of loans	41	423	254	750
Net gain on sales of investment securities available for sale	13	166	13	1,658
Net gain on trading securities	—	—	—	414
Amortization of fair value of net assets acquired in excess of purchase price	—	104	—	208
Other operating income	1,332	948	2,447	1,961

Total noninterest income	5,728	5,129	10,986	11,537

NONINTEREST EXPENSE
Compensation and employee benefits	6,402	5,871	12,700	12,296
Net occupancy	2,555	2,406	5,142	4,774
Data processing	415	433	904	889
Amortization of premiums on deposits acquired and excess of purchase price over fair value of net assets acquired	439	993	917	2,069
Amortization of investments in affordable housing partnerships	1,115	968	2,156	2,034
Deposit insurance premiums and regulatory assessments	146	132	299	266
Other real estate owned operations, net	3	9	7	33
Other operating expenses	4,893	4,091	8,961	7,935

Total noninterest expense	15,968	14,903	31,086	30,296

INCOME BEFORE PROVISION FOR INCOME TAXES	16,803	13,186	31,951	27,003
PROVISION FOR INCOME TAXES	4,554	3,497	8,771	7,416

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	12,249	9,689	23,180	19,587
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	788	(87)

NET INCOME	$12,249	$9,689	$23,968	$19,500

BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.52	$0.42	$0.99	$0.85
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.52	$0.42	$1.02	$0.85
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.49	$0.41	$0.94	$0.81
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.49	$0.41	$0.97	$0.81
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	23,524	22,828	23,453	23,019
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	24,799	23,823	24,648	24,049

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Gain (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2001	$25	$118,039	$99,764	$(1,344)	$(23,060)	$(7,275)		$186,149
Comprehensive income
Net income for the year			38,783				$38,783	38,783
Net unrealized gain on securities						6,910	6,910	6,910

Comprehensive income							$45,693

Stock compensation cost		41		328				369
Tax benefit from option exercise		1,303						1,303
Issuance of 300,724 shares under Stock Option Plan		3,068						3,068
Issuance of 42,012 shares under Employee Stock Purchase Plan		682						682
Issuance of 27,886 shares under Stock Warrants Plan		279						279
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Issuance of 400,000 shares in connection with in-store banking operations	1	6,943						6,944
Issuance of 300,000 shares of warrants in connection with in-store banking operations		2,697						2,697
Release of 13,147 shares in escrow related to acquisition of East West Insurance Agency, Inc.				638				638
Purchase of 567,840 shares of treasury stock					(12,885)			(12,885)
Dividends paid on common stock			(2,782)					(2,782)

BALANCE, DECEMBER 31, 2001	26	145,312	135,765	(378)	(35,945)	(365)		244,415
Comprehensive income
Net income for the period			23,968				$23,968	23,968
Net unrealized gain on securities						1,034	1,034	1,034

Comprehensive income							$25,002

Stock compensation cost		18		148				166
Tax benefit from option exercise		2,159						2,159
Issuance of 221,182 shares under Stock Option Plan		2,327						2,327
Issuance of 23,809 shares under Employee Stock Purchase Plan		473						473
Cancellation of 13,675 shares related to the acquisition of East West Insurance Agency, Inc.		(230)		230				—
Purchase of 968 shares of treasury stock					(10)			(10)
Dividends paid on common stock			(3,172)					(3,172)

BALANCE, JUNE 30, 2002	$26	$150,059	$156,561	$—	$(35,955)	$669		$271,360

Disclosure of reclassification amounts:	Six Months Ended June 30, 2002	Year Ended December 31, 2001
	(In thousands)
Unrealized holding gain arising during period, net of tax expense of $694 in 2002 and $5,425 in 2001	$1,042	$8,138
Less: Reclassification adjustment for gain included in net income, net of tax expense of $5 in 2002 and $818 in 2001	(8)	(1,228)

Net unrealized gain on securities, net of tax expense of $689 in 2002 and $4,607 in 2001	$1,034	$6,910

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,968	$19,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,647	4,982
Cumulative effect of change in accounting principle	(788)	87
Stock compensation costs	166	205
Deferred tax provision (benefit)	(2,814)	959
Provision for loan losses	5,100	2,217
Provision for other real estate owned losses	—	33
Net gain on sales of investment securities, loans and other assets	(650)	(2,712)
Net gain on trading securities	—	(414)
Federal Home Loan Bank stock dividends	(261)	(523)
Proceeds from sale of securitized loans	—	13,603
Proceeds from sale of loans held for sale	85,310	21,347
Originations of loans held for sale	(81,048)	(31,801)
Net change in accrued interest receivable and other assets, net of effects from purchases of Prime Bank in 2001	(2,513)	721
Net change in accrued expenses and other liabilities, net of effects from purchases of Prime Bank in 2001	(11,031)	(831)

Total adjustments	(3,882)	7,873

Net cash provided by operating activities	20,086	27,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(175,386)	(81,387)
Purchases of:
Investment securities available for sale	(183,168)	(29,972)
Loans receivable	(81,941)	(104,769)
Investments in affordable housing partnerships	(1,777)	(3,000)
Premises and equipment	(745)	(2,321)
Proceeds from sale of:
Investment securities available for sale	720	134,955
Loans receivable	—	67,521
Other real estate owned	—	694
Premises and equipment	—	754
Repayments, maturity and redemption of investment securities available for sale	155,100	71,315
Redemption of Federal Home Loan Bank stock	174	6,661
Cash acquired from purchase of Prime Bank, net of cash paid	—	20,398

Net cash (used in) provided by investing activities	(287,023)	80,849

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	245,838	245,881
Net decrease in short-term borrowings	—	(31,000)
Proceeds from Federal Home Loan Bank advances	6,384,200	2,834,500
Repayment of Federal Home Loan Bank advances	(6,429,200)	(3,033,500)
Repayment of notes payable on affordable housing investments	(900)	—
Proceeds from common stock options exercised	2,327	1,871
Proceeds from stock warrants exercised	—	139
Proceeds from employee stock purchase plan	473	300
Purchase and retirement of common stock	(10)	(7,072)
Dividends paid on common stock	(3,172)	(1,386)

Net cash provided by financing activities	199,556	9,733

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,381)	117,955
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,334	63,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$156,953	$181,003

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,144	$50,637
Income taxes	22,337	1,539
Noncash investing and financing activities:
Loans exchanged for mortgage-backed securities	—	13,302
Real Estate investment financed through notes payable	—	900
Issuance of common stock in connection with the acquisition of Prime Bank	—	12,260

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

1.    BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of East West Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, East West Bank and subsidiaries (the "Bank") and East West Insurance Agency, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

        The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended June 30, 2002 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10K for the year ended December 31, 2001.

        Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.    ACCOUNTING CHANGES

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in a cumulative pre-tax income of $1.4 million ($788 thousand after-tax) representing the remaining balance of negative goodwill at December 31, 2001. Also pursuant to the provisions of SFAS No. 142, the Company has completed its initial impairment test of positive goodwill. Management has determined that no impairment exists at June 30, 2002. Positive goodwill will continue to be reviewed for impairment on an annual basis.

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

        The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were used to hedge fixed rate brokered certificates of deposit totaling $30.0 million. Pursuant to the adoption of SFAS No. 133, the Company records these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings. No interest rate swap agreements were outstanding at June 30, 2002 and December 31, 2001.

3.    OTHER INTANGIBLES

        The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The Company amortizes premiums on acquired deposits using the straight-line method over 7 to 10 years. At June 30, 2002, the balance of deposit premiums totaled $8.4 million. Estimated future amortization expense of premiums on acquired deposits is as follows: $889 thousand for the remaining two quarters of 2002, $1.8 million in 2003, 2004, and 2005, and $1.6 million in 2006.

4.    COMMITMENTS AND CONTINGENCIES

        Credit Extensions—In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. As of June 30, 2002, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $426.9 million, $287.0 million, and $137.6 million, respectively.

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

5.    STOCKHOLDERS' EQUITY

        Earnings Per Share—The actual number of shares outstanding at June 30, 2002, was 23,606,427. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

        The following tables set forth the Company's earnings per share calculations for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002			2001
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$12,249	23,524	$0.52	$9,689	22,828	$0.42
Effect of dilutive securities:
Stock options	—	1,143		—	927
Restricted stock	—	53		—	48
Stock warrants	—	79		—	20

Dilutive earnings per share	$12,249	24,799	$0.49	$9,689	23,823	$0.41

	Six Months Ended June 30,
	2002			2001
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$23,968	23,453	$1.02	$19,500	23,019	$0.85
Effect of dilutive securities:
Stock options	—	1,087		—	962
Restricted stock	—	53		—	46
Stock warrants	—	55		—	22

Dilutive earnings per share	$23,968	24,648	$0.97	$19,500	24,049	$0.81

        Quarterly Dividends—The Company's Board of Directors declared and paid a quarterly common stock cash dividend of $0.0675 per share payable on February 22, 2002 to shareholders of record on February 8, 2002. On April 23, 2002, the Company declared and paid another quarterly common stock cash dividend of $0.0675 per share payable on May 15, 2002 to shareholders of record on May 1, 2002. For the first half of 2002, cash dividends totaling $3.2 million have been paid to the Company's shareholders.

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

        The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$14,262	$12,539	$4,167	$9,999	$1,089	$42,056
Charge for funds used	(5,904)	(5,776)	(3,164)	(5,796)	(136)	(20,776)

Interest spread on funds used	8,358	6,763	1,003	4,203	953	21,280

Interest expense	(9,447)	(257)	(2,759)	—	—	(12,463)
Credit on funds provided	15,027	553	2,922	—	2,274	20,776

Interest spread on funds provided	5,580	296	163	—	2,274	8,313

Net interest income	$13,938	$7,059	$1,166	$4,203	$3,227	$29,593

Depreciation and amortization	$933	$236	$231	$243	$1,005	$2,648
Segment pretax profit (loss)	$4,398	$7,376	$930	$4,554	$(455)	$16,803
Segment assets as of June 30, 2002	$948,785	$826,923	$438,476	$608,498	$215,220	$3,037,902
	Three Months Ended June 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$15,256	$12,713	$6,965	$10,244	$1,368	$46,546
Charge for funds used	(9,066)	(7,998)	(6,235)	(7,063)	(170)	(30,532)

Interest spread on funds used	6,190	4,715	730	3,181	1,198	16,014

Interest expense	(16,094)	(461)	(5,531)	—	—	(22,086)
Credit on funds provided	23,034	951	5,492	—	1,055	30,532

Interest spread on funds provided	6,940	490	(39)	—	1,055	8,446

Net interest income	$13,130	$5,205	$691	$3,181	$2,253	$24,460

Depreciation and amortization	$1,357	$163	$(40)	$154	$729	$2,363
Segment pretax profit	$4,303	$3,079	$1,447	$2,564	$1,793	$13,186
Segment assets as of June 30, 2001	$742,325	$695,412	$481,639	$509,670	$200,705	$2,629,751

	Six Months Ended June 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$27,388	$25,278	$8,178	$19,172	$2,142	$82,158
Charge for funds used	(11,360)	(11,823)	(6,496)	(11,164)	(276)	(41,119)

Interest spread on funds used	16,028	13,455	1,682	8,008	1,866	41,039

Interest expense	(18,949)	(510)	(5,548)	—	—	(25,007)
Credit on funds provided	29,558	1,105	5,720	—	4,736	41,119

Interest spread on funds provided	10,609	595	172	—	4,736	16,112

Net interest income	$26,637	$14,050	$1,854	$8,008	$6,602	$57,151

Depreciation and amortization	$1,885	$485	$(170)	$533	$1,914	$4,647
Segment pretax profit	$7,768	$12,937	$1,438	$7,585	$2,223	$31,951
Segment assets as of June 30, 2002	$948,785	$826,923	$438,476	$608,498	$215,220	$3,037,902
	Six Months Ended June 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$29,791	$27,176	$15,443	$21,130	$2,376	$95,916
Charge for funds used	(18,517)	(17,955)	(14,070)	(15,536)	(19)	(66,097)

Interest spread on funds used	11,274	9,221	1,373	5,594	2,357	29,819

Interest expense	(32,860)	(1,123)	(13,954)	—	—	(47,937)
Credit on funds provided	48,264	2,244	13,388	—	2,201	66,097

Interest spread on funds provided	15,404	1,121	(566)	—	2,201	18,160

Net interest income	$26,678	$10,342	$807	$5,594	$4,558	$47,979

Depreciation and amortization	$2,753	$418	$(33)	$127	$1,717	$4,982
Segment pretax profit	$7,357	$7,496	$4,521	$4,449	$3,180	$27,003
Segment assets as of June 30, 2001	$742,325	$695,412	$481,639	$509,670	$200,705	$2,629,751

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

Results of Operations

        The Company reported second quarter 2002 net income of $12.2 million, or $0.52 per basic share and $0.49 per diluted share, compared with $9.7 million, or $0.42 per basic share and $0.41 diluted share, reported during the second quarter of 2001. The 26% increase in net earnings is primarily attributable to higher net interest income and noninterest-related revenues, partially offset by higher operating expenses and a higher provision for loan losses. The Company's annualized return on average total assets increased to 1.66% for the quarter ended June 30, 2002, from 1.50% for the same period in 2001. The annualized return on average stockholders' equity increased to 18.66% for the second quarter of 2002, compared with 18.41% for the second quarter of 2001.

        Net income for the six months ended June 30, 2002 increased to $24.0 million, or $1.02 per basic share and $0.97 per diluted share, from $19.5 million, or $0.85 per basic and $0.81 per diluted share, for the first six months of 2001. The annualized return on average total assets increased to 1.66% for the first half of 2002, compared with 1.53% for the first half of 2001. The annualized return on average stockholders' equity decreased to 18.72% for the first half of 2002, compared with 18.94% for the same period in 2001. Excluding the impact of the cumulative effect of changes in accounting principle, net income for the first six months of 2002 increased 18% to $23.2 million, from $19.6 million for the first six months of 2001.

Components of Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In millions)
Net interest income	$29.6	$24.5	$57.2	$48.0
Provision for loan losses	(2.6)	(1.5)	(5.1)	(2.2)
Noninterest income	5.7	5.1	11.0	11.5
Noninterest expense	(16.0)	(14.9)	(31.1)	(30.3)
Provision for income taxes	(4.5)	(3.5)	(8.8)	(7.4)
Cumulative effect of change in accounting principle	—	—	0.8	(0.1)

Net income	$12.2	$9.7	$24.0	$19.5

Annualized return on average total assets	1.66%	1.50%	1.66%	1.53%

Net Interest Income

        The Bank's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the second quarter of 2002 totaled $29.6 million, a 21% increase over net interest income of $24.5 million for the same period in 2001.

        Total interest and dividend income during the quarter ended June 30, 2002 decreased 10% to $42.1 million compared with $46.5 million during the same period in 2001. Year-to-date interest and dividend income decreased 14% to $82.2 million, from $95.9 million during the first half of 2001. The decrease in interest and dividend income during both the second quarter and the first six months of 2002 is attributable primarily to lower yields on all categories of earning assets and reduced volume of the Bank's investment securities portfolio. Despite growth in average earning assets of 16% and 14% for the quarter and six months ended June 30, 2002, respectively, it was insufficient to mitigate the negative impact of several progressive cuts in interest rates during the past year. Growth in the Bank's average loan and short-term investments portfolio, partially offset by decreases in investment securities and FHLB stock, triggered the growth in average earning assets. The net growth in average earning assets was funded largely by increases in noninterest-bearing demand deposits and interest-bearing checking accounts.

        Total interest expense during the second quarter of 2002 decreased 44% to $12.5 million compared with $22.1 million for the same period a year ago. Similarly, total interest expense decreased 48% to $25.0 million for the first half of 2002, from $47.9 million for the first half of 2001. The decrease in interest expense during both the second quarter and first six months of 2002 is also primarily attributable to rates paid on substantially all categories of interest-bearing liabilities.

        Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 19 basis points to 4.24% for the second quarter of 2002, compared with 4.05% for the second quarter of 2001. For the first six months of 2002, the Company's net interest margin increased 20 basis points to 4.20%, from 4.00% for the same period a year ago. As a result of several progressive declines in interest rates since the first quarter of 2001, the overall yield on average earning assets decreased to 6.03% during the second quarter and first six months of 2002. This compares to 7.72% and 8.00% for the quarter and six months ended June 30, 2001, respectively. Similarly, in response to the declining interest rate environment, the Company's overall cost of funds decreased 208 basis points to 2.31% for the second quarter of 2002, compared with 4.39% for the second quarter of 2001. For the first six months of 2002, the Company's overall cost of funds declined 235 basis points to 2.38%, from 4.73% for the first half of 2001. The increase in the net interest margin reflects the Company's continued reliance on noninterest-bearing demand deposits as a significant funding source. Average noninterest-bearing demand deposits increased 62% to $506.9 million during the quarter ended

June 30, 2002, compared to $313.2 million for the same quarter a year ago. For the first six months of 2002, average noninterest-bearing demand deposits increased 76% to $496.3 million, from $282.0 million for the first six months of 2001. The Company expects its net interest margin to increase during the remainder of the year as its significant portfolio of time deposits continues to reprice and adjust to the downward trend in interest rates.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$107,194	$542	2.02%	$79,058	$889	4.50%
Taxable investment securities(2)(3)	345,257	3,495	4.05%	397,650	5,901	5.94%
Loans receivable(2)(4)	2,327,445	37,888	6.51%	1,925,723	39,581	8.22%
FHLB stock	9,048	131	5.79%	10,749	175	6.51%

Total interest-earning assets	2,788,944	42,056	6.03%	2,413,180	46,546	7.72%

Noninterest-earning assets:
Cash and due from banks	63,190			53,514
Allowance for loan losses	(30,029)			(25,840)
Other assets	129,654			139,761

Total assets	$2,951,759			$2,580,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	203,882	348	0.68%	154,787	568	1.47%
Money market accounts	151,835	536	1.41%	143,784	1,091	3.04%
Savings deposits	238,353	270	0.45%	211,666	700	1.32%
Time deposits	1,421,719	9,799	2.76%	1,384,343	17,835	5.15%
Short-term borrowings	1,154	7	2.43%	34,341	422	4.92%
FHLB advances	118,776	937	3.16%	62,890	904	5.75%
Junior subordinated debt securities	20,750	566	10.91%	20,750	566	10.91%

Total interest-bearing liabilities	2,156,469	12,463	2.31%	2,012,561	22,086	4.39%

Noninterest-bearing liabilities
Demand deposits	506,881			313,211
Other liabilities	25,906			44,276
Stockholders' equity	262,503			210,567

Total liabilities and stockholders' equity	$2,951,759			$2,580,615

Interest rate spread			3.72%			3.33%

Net interest income and net interest margin		$29,593	4.24%		$24,460	4.05%

(1)
Annualized
(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.
(3)
Average balances exclude unrealized gains or losses on available for sale securities.
(4)
Average balances include nonperforming loans.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$116,274	$1,164	2.00%	$46,421	$1,236	5.33%
Taxable investment securities(2)(3)	333,351	6,742	4.04%	443,997	13,783	6.21%
Loans receivable(2)(4)	2,265,855	73,980	6.53%	1,895,590	80,473	8.49%
FHLB stock	9,040	272	6.02%	12,875	424	6.59%

Total interest-earning assets	2,724,520	82,158	6.03%	2,398,883	95,916	8.00%

Noninterest-earning assets:
Cash and due from banks	63,383			52,784
Allowance for loan losses	(29,176)			(25,392)
Other assets	131,287			128,222

Total assets	$2,890,014			$2,554,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	203,628	708	0.70%	142,291	1,095	1.54%
Money market accounts	153,050	1,089	1.42%	132,040	2,228	3.37%
Savings deposits	232,063	520	0.45%	207,981	1,487	1.43%
Time deposits	1,380,615	19,726	2.86%	1,356,367	37,036	5.46%
Short-term borrowings	2,812	33	2.35%	37,873	1,007	5.32%
FHLB advances	112,340	1,799	3.20%	130,624	3,946	6.04%
Junior subordinated debt securities	20,750	1,132	10.91%	20,750	1,138	10.97%

Total interest-bearing liabilities	2,105,258	25,007	2.38%	2,027,926	47,937	4.73%

Noninterest-bearing liabilities
Demand deposits	496,348			282,031
Other liabilities	32,305			38,585
Stockholders' equity	256,103			205,955

Total liabilities and stockholders' equity	$2,890,014			$2,554,497

Interest rate spread			3.65%			3.27%

Net interest income and net interest margin		$57,151	4.20%		$47,979	4.00%

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

	Three Months Ended June 30, 2002 vs 2001			Six Months Ended June 30, 2002 vs 2001
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume(1)	Rates(1)		Volume(1)	Rates(1)
	(In thousands)			(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(347)	$248	$(595)	$(72)	$1,040	$(1,112)
Taxable investment securities	(2,406)	(705)	(1,701)	(7,041)	(2,936)	(4,105)
Loans receivable, net	(1,693)	7,397	(9,090)	(6,493)	14,055	(20,548)
FHLB stock	(44)	(26)	(18)	(152)	(118)	(34)

Total interest and dividend income	$(4,490)	$6,914	$(11,404)	$(13,758)	$12,041	$(25,799)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(220)	$144	$(364)	$(387)	$358	$(745)
Money market accounts	(555)	58	(613)	(1,139)	310	(1,449)
Savings deposits	(430)	79	(509)	(967)	155	(1,122)
Time deposits	(8,036)	469	(8,505)	(17,310)	651	(17,961)
Short-term borrowings	(415)	(272)	(143)	(974)	(607)	(367)
FHLB advances	33	563	(530)	(2,147)	(493)	(1,654)
Junior subordinated debt securities	—	—	—	(6)	—	(6)

Total interest expense	$(9,623)	$1,041	$(10,664)	$(22,930)	$374	$(23,304)

CHANGE IN NET INTEREST INCOME	$5,133	$5,873	$(740)	$9,172	$11,667	$(2,495)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $2.6 million for the second quarter of 2002 compared to $1.5 million for the same period in 2001. For the first six months of 2002, the provision for loan losses totaled $5.1 million, compared to $2.2 million for the same period in 2001. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In millions)
Loan ancillary fees	$1.45	$1.14	$2.67	$1.88
Branch fees	1.56	1.33	3.03	2.58
Letters of credit fees and commissions	1.34	1.02	2.58	2.09
Net gain on sales of loans	0.04	0.42	0.25	0.75
Net gain on sales of investment securities available for sale	0.01	0.17	0.01	1.66
Net gain on trading securities	—	—	—	0.41
Amortization of negative intangibles	—	0.10	—	0.21
Other	1.33	0.95	2.45	1.96

Total	$5.73	$5.13	$10.99	$11.54

        Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, net gains on trading securities, and net gains on sales of loans and investment securities available for sale.

        Noninterest income increased 12% to $5.7 million during the three months ended June 30, 2002 primarily due to higher loan fees, branch fees, letter of credit fees and commissions and other miscellaneous income, partially offset by lower net gains on sales of loans and investment securities available for sale. For the first half of 2002, noninterest income decreased 5% to $11.0 million, from $11.5 million for the first half of 2001. The decline is primarily due to lower net gains on sales of loans and investment securities of $254 thousand and $13 thousand, respectively, for the first six months of 2002, compared with $750 thousand and $1.7 million, respectively, during the first six months of 2001. Further contributing to the decrease in noninterest income during the six months ended June 30, 2002 is the absence of net gains on trading securities and the amortization of negative goodwill. This compares to $414 thousand in net trading gains and $208 thousand in negative intangible amortization recorded during the corresponding period in 2001.

        Partially offsetting these decreases to noninterest income during the first six months of 2002 were increases in ancillary loan fees, branch fees, letters of credit fees and commissions and other operating income. Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees increased 27% to $1.4 million during the second quarter of 2002, compared to $1.1 million for the same period in 2001. For the first half of 2002, ancillary loan fee income increased 42% to $2.7 million, from $1.9 million for the first half of 2001. This is primarily attributable to a significant increase in residential mortgage loan originations, predominantly refinance activity, and related secondary marketing activities, both benefiting from lower interest rates.

        Branch fees, which represent revenues derived from branch operations, amounted to $1.6 million during the quarter ended June 30, 2002, a 17% increase from the $1.3 million earned in the second quarter of 2001. For the first half of 2002, branch fees also increased 17% to $3.0 million, from $2.6 million for the same period in 2001. The increase in branch fees for both the second quarter and the first half of 2002 is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts, increased commissions from sales of alternative investment products, including mutual funds and annuities, and higher revenues from wire transfer transactions due to increased volume.

        Other contributions to noninterest income include other operating income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Other operating income increased to $1.3 million, or 41%, during the second quarter of 2002, from $948 thousand recorded during the second quarter of 2001. For the six months ended June 30, 2002, other operating income increased to $2.4 million, or 25%, from $2.0 million recorded during the first half of 2001. The increase in noninterest income is primarily due to a substantial increase in insurance commissions and other insurance-related service fee income generated through the Company's subsidiary, East West Insurance Agency, Inc. which totaled $400 thousand and $832 thousand for the second quarter and first half of 2002, respectively. This compares to $252 thousand and $495 thousand during the same periods in 2001. In addition, the Company also recorded interest income on officer life insurance policies totaling $463 thousand and $783 thousand for the second quarter and first half of 2002, respectively, compared to $336 thousand and $646 thousand during the same periods in 2001. At June 30, 2002, the aggregate cash surrender value of the Company's officer life insurance policies amounted to $28.1 million compared to $27.3 million at December 31, 2001. Further contributing to other noninterest income are revenues from leased equipment totaling $254 thousand and $509 thousand during the second quarter and first six months of 2002, respectively, compared to $178 thousand and $415 thousand during the same periods in 2001. These revenues represent income from equipment leased to third parties in connection with $3.1 million in operating leases entered into by the Company.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In millions)
Compensation and other employee benefits	$6.40	$5.87	$12.70	$12.30
Net occupancy	2.55	2.41	5.14	4.77
Amortization of positive intangibles	0.44	0.99	0.92	2.07
Amortization of affordable housing investments	1.12	0.97	2.16	2.03
Data processing	0.42	0.43	0.90	0.89
Deposit insurance premiums and regulatory assessments	0.15	0.13	0.30	0.27
Other real estate owned operations, net	—	0.01	0.01	0.03
Other	4.89	4.09	8.96	7.94

Total	$15.97	$14.90	$31.09	$30.30

Efficiency Ratio(1)	41%	44%	41%	44%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 7% to $16.0 million during the second quarter of 2002, from $14.9 million for the same period in 2001. Noninterest expense for the six months ended June 30, 2002 increased 3% to $31.1 million, compared to $30.3 million for the first half of 2001.

        Compensation and employee benefits increased 9% to $6.4 million during the second quarter of 2002, compared to $5.9 million for the same quarter last year. For the first half of 2002, compensation and employee benefits increased 3% to $12.7 million, compared to $12.3 million for the same period in 2001. The rise in compensation and employee benefits is primarily due to the opening of two Ranch 99 in-store branches in February 2002, an increase in performance-based bonus accruals, as well as the impact of annual salary adjustments and related cost increases for existing employees.

        Occupancy expenses increased 6% to $2.6 million during the second quarter of 2002, compared to $2.4 million for the same quarter in 2001. For the first six months of 2002, occupancy expenses increased 8% to $5.1 million, from $4.8 million for the same period in 2001. The increase in occupancy expense is primarily due to adjusted monthly lease payments for a branch location to coincide with current market terms. Further contributing to increased occupancy expenses is the opening of two Ranch 99 in-store branches in February 2002 and the impact of normal rent adjustments in existing leases.

        The amortization of investments in affordable housing partnerships increased 15% to $1.1 million during the quarter ended June 30, 2002, compared with $968 thousand for the quarter ended June 30, 2001. The increase in amortization expense reflects the $3.9 million in additional affordable housing investment purchases made by the Company since the second quarter of 2001. Total investments in affordable housing partnerships amounted to $20.6 million at June 30, 2002 and 2001.

        Deposit insurance premiums and regulatory assessments increased 11% to $146 thousand for the three months ended June 30, 2002, compared with $132 thousand for the same period in 2001. For the six months ended June 30, 2002, deposit insurance premiums and regulatory assessments increased 12% to $299 thousand, compared with $266 thousand for the same period in 2001. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") assessment rate to 1.82 basis points and 1.76 basis points for the first and second quarter of 2002, respectively, from 1.96 basis points and 1.90 basis points for the same periods in 2001, deposit insurance premiums increased during the three and six months ended June 30, 2002 as a result of the significant growth in the Bank's assessable deposit base.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 20% to $4.9 million during the three months ended June 30, 2002, compared with $4.1 million for the same period in 2001. For the six months ended June 30, 2002, other operating expenses increased 13% to $9.0 million, from $7.9 million for the first half of 2001. The increase in other operating expenses is due primarily to the Company's continued organic growth.

        Partially offsetting these increases to noninterest expense is a decrease in amortization expense related to positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"). Amortization expense on positive intangibles decreased 56% to $439 thousand during the second quarter of 2002, compared to $993 thousand for the second quarter of 2001. Similarly for the six months ended June 30, 2002, amortization expense on positive intangibles decreased 56% to $917 thousand, from $2.1 million for the same period a year ago. The decrease in amortization expense of positive intangibles is primarily due to the absence of amortization expense related to positive goodwill as a consequence of adopting SFAS No. 142 effective January 1, 2002. Only premiums on acquired deposits continue to be amortized straightline over a period of 7 to 10 years.

        The Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), decreased to 41% for the quarter ended June 30, 2002, compared to 44% for the corresponding period in 2001. For the first half of 2002, the Company's efficiency ratio also decreased to 41% from 44% for the same period a year ago. The decrease reflects efficiencies realized in the Company's operations from infrastructure investments made in the past two years compounded by a general company-wide effort to monitor overall operating expenses. Management anticipates the Company's efficiency ratio to remain in the low 40% range for the remainder of the year.

Provision for Income Taxes

        The provision for income taxes increased 30% to $4.6 million for the second quarter of 2002, compared with $3.5 million for the same period in 2001. For the six months ended June 30, 2002, the provision for income taxes totaled $8.8 million, an 18% increase from the $7.4 million income tax expense recorded for the same period a year ago. The increase in the tax provision is primarily attributable to a 27% and 18% increase in pretax earnings during the second quarter and first half of 2002, respectively.

        The provision for incomes taxes reflects state tax benefits achieved through East West Securities Company, Inc., a regulated investment company formed and funded in July 2000. The Company offers no assurance as to the continued realization of state tax benefits through this regulated investment company in the foreseeable future. The provision for income taxes for the second quarter of 2002 also reflects the utilization of tax credits totaling $1.6 million, compared to $1.1 million utilized during the second quarter of 2001. The second quarter 2002 provision reflects an effective tax rate of 27.1%, compared with 26.5% for the second quarter 2001. For the first half of 2002, the effective tax rate of 27.5% reflects tax credits of $3.0 million, compared with an effective tax rate of 27.5% for the first half of 2001 reflecting tax credits of $1.9 million.

Balance Sheet Analysis

        The Company's total assets increased $212.6 million, or 8%, to $3.04 billion, as of June 30, 2002, relative to total assets at December 31, 2001. The increase in total assets was due primarily to a $248.8 million growth in loans receivable and a $29.2 million increase in investment securities available for sale, partially offset by a decrease in short-term investments of $78.0 million. The increase in total assets was funded by increases of $245.8 million in deposits, partially offset by decreases in FHLB advances of $45.0 million.

Investment Securities Available for Sale

        Total investment securities available for sale increased 9% to $352.3 million as of June 30, 2002, compared to total available for sale investment securities of $323.1 million at December 31, 2001. Total repayments and proceeds from sales of available for sale securities amounted to $155.1 million and $720 thousand, respectively, during the six months ended June 30, 2002. Proceeds from repayments and sales were applied towards additional investment securities purchases, repayment of FHLB advances as well as funding a portion of the loan originations made during the first half of 2002. The Bank recorded net gains totaling $13 thousand on sales of available for sale securities during the six months ended June 30, 2002.

        The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of June 30, 2002 and December 31, 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of June 30, 2002:
Mutual funds	$10,000	$—	$—	$10,000
US Treasury securities	31,306	179	(1)	31,484
US Government agency securities	140,346	1,961	—	142,307
Mortgage-backed securities	124,870	756	(385)	125,241
Corporate securities	44,667	35	(1,410)	43,292

Total	$351,189	$2,931	$(1,796)	$352,324

As of December 31, 2001:
Mutual funds	$10,707	$7	$—	$10,714
US Treasury securities	77,999	121	(8)	78,112
US Government agency securities	8,276	167	—	8,443
Mortgage-backed securities	190,930	908	(507)	191,331
Corporate securities	35,745	2	(1,248)	34,499

Total	$323,657	$1,205	$(1,763)	$323,099

Loans

        The Company experienced strong loan demand during the first half of 2002. Net loans receivable increased $248.8 million, or 12% to $2.38 billion at June 30, 2002. The increase in loans was funded primarily through deposit growth and through repayments of investment securities available for sale and short-term investments.

        The growth in loans is comprised primarily of increases in multifamily loans of $127.0 million or 34%, commercial real estate loans of $115.8 million or 13%, residential single family loans of $13.9 million, or 4%, and consumer loans, including home equity line of credit, of $21.9 million or 30%. Partially offsetting the growth in these loan categories were decreases in commercial loans of $22.6 million or 6%, and construction loans of $3.6 million or 2%.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$330,397	13.7%	$316,504	14.7%
Residential, multifamily	504,193	20.9%	377,224	17.5%
Commercial and industrial real estate	984,760	40.8%	868,989	40.2%
Construction	158,368	6.6%	161,953	7.5%

Total real estate loans	1,977,718	82.0%	1,724,670	79.9%

Other loans:
Business, commercial	340,775	14.1%	363,331	16.8%
Automobile	14,189	0.6%	13,714	0.6%
Other consumer	79,805	3.3%	58,413	2.7%

Total other loans	434,769	18.0%	435,458	20.1%

Total gross loans	2,412,487	100.0%	2,160,128	100.0%

Unearned fees, premiums and discounts, net	1,161		267
Allowance for loan losses	(32,051)		(27,557)

Loan receivable, net	$2,381,597		$2,132,838

Nonperforming Assets

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.19% and 0.20% at June 30, 2002 and December 31, 2001, respectively. Nonaccrual loans, which include loans 90 days or more past due, totaled $2.5 million at June 30, 2002, compared with $3.7 million at year-end 2001. Loans totaling $924 thousand were placed on nonaccrual status during the second quarter of 2002. These additions to nonaccrual loans were offset by $1.9 million in payoffs and principal paydowns, $1.5 million in loans brought current and $163 thousand in gross chargeoffs. Additions to nonaccrual loans during the second quarter of 2002 were comprised of $838 thousand in a residential single family loan and $86 thousand in commercial business loans. For the six months ended June 30, 2002, nonaccrual loans decreased $1.2 million due to gross chargeoffs of $1.0 million, loans brought current of $1.1 million and payoffs and principal paydowns of $298 thousand, partially offset by additions to nonaccrual loans of $1.2 million.

        Restructured loans and loans that have had their original terms modified totaled $3.4 million at June 30, 2002, compared with $2.1 million at year-end 2001. The increase in restructured loans is due to the addition of two commercial real estate loans totaling $2.1 million partially offset by payoffs and principal paydowns totaling $897 thousand during the first six months of 2002.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. There were no additions to OREO during the first half of 2002.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Nonaccrual loans	$2,498	$3,658
Loans past due 90 days or more but not on nonaccrual	—	—

Total nonperforming loans	2,498	3,658

Restructured loans	3,370	2,119
Other real estate owned, net	—	—

Total nonperforming assets	$5,868	$5,777

Total nonperforming assets to total assets	0.19%	0.20%
Allowance for loan losses to nonperforming loans	1,283.07%	753.34%
Nonperforming loans to total gross loans	0.10%	0.17%

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

        At June 30, 2002, the Bank had classified $6.9 million of its loans as impaired, compared with $7.3 million at December 31, 2001. Specific reserves on impaired loans totaled $354 thousand at June 30, 2002 and $1.1 million at December 31, 2001. The Bank's average recorded investment in impaired loans for the six months ended June 30, 2002 and 2001 were $6.9 million and $15.1 million, respectively. During the six months ended June 30, 2002 and 2001, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $241 thousand and $883 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $132 thousand and $751 thousand, respectively.

Allowance for Loan Losses

        Management of the Bank is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at June 30, 2002, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At June 30, 2002, the allowance for loan losses amounted to $32.1 million, or 1.33% of total loans, compared with $27.6 million, or 1.28% of total loans, at December 31, 2001, and $25.8 million, or 1.31% of total loans, at June 30, 2001. The $4.5 million increase in the allowance for loan losses at June 30, 2002, from year-end 2001, is comprised of $5.1 million in additional loss provisions and $606 thousand in net chargeoffs recorded during the period.

        The provision for loan losses of $2.6 million for the second quarter of 2002 represents a 70% increase from the $1.5 million in loss provisions recorded during the second quarter of 2001. Second quarter 2002 net recoveries amounting to $346 thousand represent 0.06% of average loans outstanding for the three months ended June 30, 2002. The net recoveries recorded in the second quarter of 2002 can be attributed primarily to three multifamily loans to the same borrower. This compares to net chargeoffs of $1.2 million, or 0.26% of average loans outstanding for the same period in 2001. For the six months ended June 30, 2002, the provision for loan losses totaled $5.1 million, a 130% increase from the $2.2 million provision recorded during the same period in 2001. Net chargeoffs for the first half of 2002 totaling $606 thousand represent 0.05% of average loans outstanding for the six months ended June 30, 2002. This compares to net chargeoffs of $1.8 million for the first half of 2001, or 0.19% of average loans outstanding. The Bank continues to record loss provisions to compensate for both the continued growth of the Bank's loan portfolio, which grew 12% during the first half of 2002, and the changing composition of the overall loan portfolio, reflecting a shift toward commercial real estate and commercial business loans.

        The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Allowance balance, beginning of period	$29,155	$25,556	$27,557	$23,848
Allowance from acquisition	—	—	—	1,550
Provision for loan losses	2,550	1,500	5,100	2,217
Charge-offs:
1-4 family residential real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Commercial and industrial real estate	—	—	—	—
Business, commercial	180	1,409	1,205	2,132
Automobile	66	6	66	6
Other	1	—	3	—

Total charge-offs	247	1,415	1,274	2,138

Recoveries:
1-4 family residential real estate	—	62	—	62
Multifamily real estate	447	8	522	8
Commercial and industrial real estate	—	60	—	60
Business, commercial	103	55	103	219
Automobile	42	—	42	—
Other	1	1	1	1

Total recoveries	593	186	668	350

Net charge-offs	(346)	1,229	606	1,788

Allowance balance, end of period	$32,051	$25,827	$32,051	$25,827
Average loans outstanding	$2,327,445	$1,925,723	$2,265,855	$1,895,590
Total gross loans outstanding, end of period	$2,412,487	$1,974,209	$2,412,487	$1,974,209
Annualized net (recoveries) charge-offs to average loans	(0.06)%	0.26%	0.05%	0.19%
Allowance for loan losses to total gross loans	1.33%	1.31%	1.33%	1.31%

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

        The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$1,316	13.7	$184	14.7
Multifamily real estate	2,154	20.9	1,914	17.5
Commercial and industrial real estate	8,179	40.8	8,221	40.2
Construction	3,851	6.6	3,024	7.5
Business, commercial	11,790	14.1	10,248	16.8
Automobile	34	0.6	39	0.6
Consumer and other	217	3.3	8	2.7
Other risks	4,510	—	3,919	—

Total	$32,051	100.0	$27,557	100.0

        Allocated reserves on single family loans increased $1.1 million, or 615%, to $1.3 million at June 30, 2002 as a result of minimum loss rates established for single family residential loans. Due to a rise in delinquencies and foreclosure activity in this loan category over the past several months, minimum loss rates on single family loans have been established as follows: 15 basis points for "pass" loans, 5% for "special mention" loans, and 15% for "substandard" loans. Prior to the quarter ended June 30, 2002, allocated reserves on single family loans were based solely on historical loss rates. Actual historical losses on single family loans have declined over time, representing only 1 basis point for "pass" single family loans as of March 31, 2002 and 2 basis points for "pass" single family loans as of December 31, 2001. However, despite the decreasing loss trend in this loan category, management has determined that historical loss rates on single family loans, while correct from a historical perspective, do not appropriately reflect the current risk of the portfolio. Given the size of this loan category and the volume of current loan originations, compounded by rising delinquency and foreclosure trends, management has deemed it prudent to establish minimum loss rates on single family loans to better reflect the loss potential associated with this loan category.

        Allocated reserves on multifamily loans increased $240 thousand, or 13%, to $2.2 million as of June 30, 2002 primarily due to a 34% increase in the volume of loans in this loan category from year-end 2001 levels, partially offset by a decline in classified multifamily loans. Multifamily loans rated "substandard" totaled $1.3 million at June 30, 2002, compared to $2.6 million at December 31, 2001.

        Despite a 13% increase in the volume of commercial real estate loans at June 30, 2002 from yearend 2001 levels, allocated loss reserves on these loans decreased $42 thousand, or 1%, to $8.2 million. This is primarily due to a decrease in the concentration risk allocation ratio for hotels and motels to 2% as of June 30, 2002, from 3% as of December 31, 2001. The hotel industry concentration risk allocation has been adjusted based on annual financial information received pertaining to 2001 operations which, in general, do not appear to reflect a significant adverse effect to the events of September 11th. However, since the 2001 financials largely reflect operations prior to September 11th, it is difficult to assess the true impact of this tragedy on hotel/motel operations until the Bank receives annual statements pertaining to 2002. As such, management has deemed it prudent to continue to maintain a 2% hotel concentration risk allocation on such loans until more updated financial information can be obtained from borrowers.

        Allocated reserves on construction loans increased $827 thousand, or 27%, to $3.9 million at June 30, 2002 primarily due to an increase in minimum loss rates for construction loans rated "pass." Several factors warrant an increase in the minimum loss rate for "pass" construction loans as follows: (1) recent borrower difficulty in obtaining permanent takeout financing for commercial and industrial properties; (2) an increase in loan extensions granted to borrowers to complete building construction and/or lease up of premises; and (3) a sizeable concentration in commercial office buildings, representing 24% of the Bank's construction loan portfolio at June 30, 2002. Industry reports have indicated that commercial office buildings, particularly in Southern California and the Bay Area, continue to experience increased vacancies and lower rental rates brought on by a weak leasing market since the last quarter of 2001. For these reasons, management has deemed it prudent to raise the minimum loss rate on construction loans rated "pass" to 2% as of June 30, 2002, from 1% as of December 31, 2001.

        Allocated reserves on commercial business loans increased $1.5 million, or 15%, to $11.8 million at June 30, 2002 primarily due to an increase in the minimum loss rate for commercial business loans rated "pass" commencing in the quarter ended March 31, 2002. Based on the increasing size and rate of recent losses experienced by the Company in this loan category, management has deemed it prudent to raise the minimum loss rate on such loans to 2%, compared to 1% at December 31, 2001. This is partially offset by a decrease in commercial business loans rated "substandard" relative to December 31, 2001. Commercial business loans rated "substandard" totaled $8.1 million at June 30, 2002 compared to $13.9 million at December 31, 2001.

        Allocated reserves on consumer loans increased $209 thousand, or 2,613%, to $217 thousand as of June 30, 2002. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is directly correlated to the increase in minimum loss rates on single family loans.

        The allowance for loan losses of $32.1 million at June 30, 2002 exceeded the Bank's allocated allowance by $4.5 million, or 14% of the total allowance. This compares to an unallocated allowance of $3.9 million, or 14%, as of December 31, 2001. The $4.5 million unallocated allowance at June 30, 2002 is comprised of three elements. First, the Bank has set aside $311 thousand for foreign transaction risk associated with credit lines totaling $85.7 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries ranging from BBB+ to AAA. The second element, which accounts for approximately $1.4 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the recessionary state of the national economy. Despite concerted efforts by the government to stimulate the economy through various tax cuts and incentives and through its aggressive policy of lowering interest rates, the previous year has been characterized by eroding consumer confidence, increasing jobless rates, substantial shortfalls in sales and earnings, business closures and company downsizing. This economic downturn has been exacerbated by the tragedy of September 11th and, more recently, by corporate scandals linked to various large companies. The economic forecast in the foreseeable future is not positive. In consideration of this uncertain economic outlook, management of the Company has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The third and final element, which accounts for approximately $2.8 million, or approximately 10% of the allocated allowance amount of $27.5 million at June 30, 2002, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

        Deposits increased $245.8 million, or 10%, to $2.66 billion at June 30, 2002. The increase in deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $69.8 million, or 13%, time deposits of $143.1 million, or $11%, savings accounts of $23.4 million or 11%. The increases can be attributed to continued momentum from various retail promotions, as well as carryover benefits from the Prime Bank acquisition.

        Although the Company occasionally promotes certain time deposit products, its efforts are largely concentrated in increasing the volume of low-cost transaction accounts which generate higher fee income and are a less costly source of funds in comparison to time deposits.

Borrowings

        The Bank regularly uses FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage its liquidity position. FHLB advances decreased 43% to $59.0 million as of June 30, 2002, a decrease of $45.0 million from December 31, 2001. Growth in core deposits and runoffs on short-term investments and investment securities available for sale can be attributed to the decrease in FHLB advances as of June 30, 2002. There were no outstanding short-term borrowings at June 30, 2002 and December 31, 2001.

Capital Resources

        The primary source of capital for the Company is the retention of net after tax earnings. At June 30, 2002, stockholders' equity totaled $271.4 million, an 11% increase from $244.4 million as of December 31, 2001. The increase is due primarily to: (1) net income of $24.0 million during the first six months of 2002; (2) net issuance of common stock totaling $2.3 million, representing 221,182 shares, from the exercise of stock options; (3) net issuance of common stock totaling $473 thousand, representing 23,809 shares, from the Employee Stock Purchase Plan; (4) stock compensation costs amounting to $166 thousand related to the Company's Restricted Stock Award Program; (5) tax benefits of $2.2 million resulting from the exercise of nonqualified stock options; and (6) an increase of $1.0 million in unrealized gains on available-for-sale securities. These transactions were offset by (1) payment of first and second quarter 2002 cash dividends totaling $3.2 million and (2) repurchases of $10 thousand or 968 shares of common stock from forfeitures of restricted stock awards.

        Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At June 30, 2002, the Bank's Tier 1 and total capital ratios were 9.8% and 11.0%, respectively, compared to 9.8% and 11.0%, respectively, at December 31, 2001.

        The following table compares the Company's and the Bank's actual capital ratios at June 30, 2002, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.5%	11.0%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	10.2%	9.8%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.0%	8.6%	4.0%	5.0%

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

        During the six months ended June 30, 2002 and 2001, the Company experienced net cash inflows of $20.1 million and $27.4 million, respectively, from operating activities. Net cash inflows from operating activities for the first half of 2002 were primarily due to growth in net interest income and net proceeds from the sale of loans held for sale while proceeds from the sale of securitized loans can be attributed to net operating cash inflows for the same period in 2001. Net cash outflows from investing activities totaled $287.0 million for the six months ended June 30, 2002 primarily due to growth in the Bank's loan portfolio and purchases of investment securities available for sale during the period. For the first half of 2001, net cash inflows from investing activities totaled $80.8 million primarily due to net proceeds from the sale of loans receivable and available for sale securities, as well as cash acquired through the purchase of Prime Bank in January 2001. The Company experienced net cash inflows from financing activities of $199.6 million for the first six months of 2002 primarily due to deposit growth partially offset by net repayments on FHLB advances. During the first half of 2001, the growth in deposits partially offset by repayment of FHLB advances and short-term borrowings largely accounted for net cash inflows from financing activities of $9.7 million.

        As a means of augmenting its liquidity, the Bank has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At June 30, 2002, the Bank's available borrowing capacity includes approximately $94.0 million in repurchase arrangements, $92.0 million in federal funds line facilities, and $87.0 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At June 30, 2002, management was not aware of any information that was reasonably likely to have a material effect on the Bank's liquidity position.

        The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2002, total dividends paid by the Bank to East West Bancorp, Inc. totaled $3.3 million, compared with $6.2 million for the same period in 2001. As of June 30, 2002, approximately $69.3 million of undivided profits of the Bank were available for dividends to the Company.

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

        The Bank's overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Bank simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2002 and December 31, 2001, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
+200	11.9%	13.1%	(0.9)%	0.5%
+100	7.2%	7.7%	1.1%	1.0%
-100	(6.5)%	(6.9)%	(1.5)%	(2.1)%
-200	(12.6)%	(13.2)%	(3.6)%	(5.4)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2002 and December 31, 2001. At June 30, 2002 and December 31, 2001, the Bank's estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

        The following tables provide the outstanding principal balances and the weighted average interest rates of the Bank's non-derivative financial instruments as of June 30, 2002. The Bank does not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Total	Fair Value at June 30, 2002
	(Dollars in thousands)
At June 30, 2002:
Assets:
Short-term investments	$77,000	$—	$—	$—	$—	$—	$77,000	$77,000
Weighted average rate	1.90%	—%	—%	—%	—%	—%	1.90%
Investment securities available-for-sale (fixed rate)	$45,039	$42,009	$152,789	$9,623	$7,250	$19,945	$276,655	$279,454
Weighted average rate	5.77%	4.18%	4.13%	5.95%	5.95%	5.96%	4.64%
Investment securities available-for-sale (variable rate)	$74,539	$—	$—	$—	$—	$—	$74,539	$72,870
Weighted average rate	3.29%	—%	—%	—%	—%	—%	3.29%
Total gross loans	$1,884,220	$221,940	$123,124	$63,008	$94,333	$25,862	$2,412,487	$2,428,554
Weighted average rate	6.09%	7.31%	7.29%	7.56%	7.64%	7.52%	6.35%
Liabilities:
Checking accounts	$203,708	$—	$—	$—	$—	$—	$203,708	$203,708
Weighted average rate	0.66%	—%	—%	—%	—%	—%	0.66%
Money market accounts	$166,093	$—	$—	$—	$—	$—	$166,093	$166,093
Weighted average rate	1.43%	—%	—%	—%	—%	—%	1.43%
Savings deposits	$243,867	$—	$—	$—	$—	$—	$243,867	$243,919
Weighted average rate	0.46%	—%	—%	—%	—%	—%	0.46%
Time deposits	$1,379,862	$62,459	$3,260	$1,634	$3,484	$234	$1,450,933	$1,454,624
Weighted average rate	2.57%	3.61%	4.71%	5.83%	4.57%	0.75%	2.63%
FHLB advances	$29,000	$30,000	$—	$—	$—	$—	$59,000	$60,928
Weighted average rate	3.53%	5.33%	—%	—%	—%	—%	4.45%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$23,347
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. Derivative positions are integral components of the Bank's asset/liability management strategy. Therefore, the Bank does not believe it is meaningful to separately analyze the derivatives components of its risk management activities in isolation from their related positions. The Bank uses derivative instruments, primarily interest rate swap and cap agreements, as part of its management of asset and liability positions in connection with its overall goal of minimizing the impact of interest rate fluctuations on the Bank's net interest margin or its stockholders' equity. These contracts are entered into for purposes of reducing the Bank's interest rate risk and not for trading purposes. At June 30, 2002, the Bank has one remaining interest rate cap agreement with a notional amount of $18 million and a fair value, based on quoted market price, of approximately zero. This interest rate cap agreement is tied to the three-month LIBOR and will mature in October 2002.

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

ITEM 6. ITEM EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits Index

Exhibit Number	Exhibit Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer

        All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

  (b)
  Reports on Form 8-K

        The Company filed no reports on Form 8-K during the second quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002
EAST WEST BANCORP, INC. (Registrant)
	By:	/s/ JULIA GOUW JULIA GOUW Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EAST WEST BANCORP, INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended June 30, 2002 and 2001 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. ITEM EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES