Form 10-Q
period 2002-09-30
EAST WEST BANCORP INC
filed 2002-11-14
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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
Common Stock, $0.001 Par Value

  (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock of the registrant outstanding as of October 31, 2002: 23,868,518 shares

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$99,927	$69,334
Short-term investments	224,000	155,000

Total cash and cash equivalents	323,927	224,334
Investment securities available for sale, at fair value (with amortized cost of $463,607 in 2002 and $323,657 in 2001)	466,352	323,099
Loans receivable, net of allowance for loan losses of $34,237 in 2002 and $27,557 in 2001	2,271,329	2,132,838
Investment in Federal Home Loan Bank stock, at cost	9,197	8,984
Investments in affordable housing partnerships	22,346	20,991
Premises and equipment, net	25,945	27,568
Premiums on deposits acquired, net	7,945	9,306
Excess of purchase price over fair value of net assets acquired, net	20,601	20,601
Accrued interest receivable and other assets	93,285	53,795
Deferred tax assets	4,912	3,787

TOTAL	$3,245,839	$2,825,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$654,565	$529,365
Interest-bearing	2,196,390	1,888,609

Total deposits	2,850,955	2,417,974
Federal Home Loan Bank advances	54,000	104,000
Notes payable	2,400	900
Accrued expenses and other liabilities	28,686	35,337
Deferred tax liabilities	304	569
Junior subordinated debt securities	20,750	20,750

Total liabilities	2,957,095	2,579,530

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE PRICE, NET	—	1,358
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share) Authorized—50,000,000 shares Issued—26,258,301 and 25,791,660 shares in 2002 and 2001, respectively Outstanding—23,841,852 and 23,376,079 shares in 2002 and 2001, respectively	26	26
Additional paid in capital	154,922	145,312
Retained earnings	167,850	135,765
Deferred compensation	—	(378)
Treasury stock, at cost: 2,416,449 and 2,415,581 shares in 2002 and 2001, respectively	(35,955)	(35,945)
Accumulated other comprehensive income (loss), net of tax	1,901	(365)

Total stockholders' equity	288,744	244,415

TOTAL	$3,245,839	$2,825,303

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$39,239	$37,995	$113,219	$118,468
Investment securities available for sale	3,645	4,535	10,387	18,318
Short-term investments	596	1,741	1,760	2,977
Federal Home Loan Bank stock	125	120	397	544

Total interest and dividend income	43,605	44,391	125,763	140,307

INTEREST EXPENSE
Customer deposit accounts	11,155	18,001	33,198	59,847
Short-term borrowings	21	26	54	1,033
Federal Home Loan Bank advances	645	978	2,444	4,924
Junior subordinated debt securities	566	566	1,698	1,704

Total interest expense	12,387	19,571	37,394	67,508

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	31,218	24,820	88,369	72,799
PROVISION FOR LOAN LOSSES	2,550	1,500	7,650	3,717

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,668	23,320	80,719	69,082

NONINTEREST INCOME
Loan fees	1,545	957	4,211	2,837
Branch fees	1,582	1,269	4,608	3,881
Letters of credit fees and commissions	1,529	950	4,109	3,038
Net gain on sales of loans	292	17	546	767
Net gain on sales of securitized loans	202	—	202	—
Net gain on sales of investment securities available for sale	—	388	13	2,046
Net gain on trading securities	—	(1)	—	413
Amortization of fair value of net assets acquired in excess of purchase price	—	23	—	231
Other operating income	1,396	1,048	3,843	2,975

Total noninterest income	6,546	4,651	17,532	16,188

NONINTEREST EXPENSE
Compensation and employee benefits	6,774	6,003	19,474	18,299
Net occupancy	2,698	2,614	7,840	7,388
Data processing	399	444	1,303	1,333
Amortization of premiums on deposits acquired and excess of purchase price over fair value of net assets acquired	445	847	1,362	2,916
Amortization of investments in affordable housing partnerships	1,265	764	3,421	2,798
Deposit insurance premiums and regulatory assessments	157	142	456	408
Other real estate owned operations, net	3	(3)	10	30
Other operating expenses	4,536	4,458	13,497	12,393

Total noninterest expense	16,277	15,269	47,363	45,565

INCOME BEFORE PROVISION FOR INCOME TAXES	18,937	12,702	50,888	39,705
PROVISION FOR INCOME TAXES	6,051	2,921	14,822	10,337

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	12,886	9,781	36,066	29,368
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	788	(87)

NET INCOME	$12,886	$9,781	$36,854	$29,281

BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.54	$0.43	$1.53	$1.27
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.54	$0.43	$1.57	$1.27
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.52	$0.41	$1.46	$1.22
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.52	$0.41	$1.49	$1.21
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	23,677	22,964	23,529	23,064
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	24,819	24,038	24,672	24,106

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2001	$25	$118,039	$99,764	$(1,344)	$(23,060)	$(7,275)		$186,149
Comprehensive income
Net income for the year			38,783				$38,783	38,783
Net unrealized gain on securities						6,910	6,910	6,910

Comprehensive income							$45,693

Stock compensation cost		41		328				369
Tax benefit from option exercise		1,303						1,303
Issuance of 300,724 shares under Stock Option Plan		3,068						3,068
Issuance of 42,012 shares under Employee Stock Purchase Plan		682						682
Issuance of 27,886 shares under Stock Warrants Plan		279						279
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Issuance of 400,000 shares in connection with in-store banking operations	1	6,943						6,944
Issuance of 300,000 shares of warrants in connection with in-store banking operations		2,697						2,697
Release of 13,147 shares in escrow related to acquisition of East West Insurance Agency, Inc.				638				638
Purchase of 567,840 shares of treasury stock					(12,885)			(12,885)
Dividends paid on common stock			(2,782)					(2,782)

BALANCE, DECEMBER 31, 2001	26	145,312	135,765	(378)	(35,945)	(365)		244,415
Comprehensive income
Net income for the period			36,854				$36,854	36,854
Net unrealized gain on securities						2,008	2,008	2,008
Deferred gain on securitized loans						258	258	258

Comprehensive income							$38,862

Stock compensation cost		26		148				174
Tax benefit from option exercise		4,570						4,570
Issuance of 451,507 shares under Stock Option Plan		4,721						4,721
Issuance of 23,809 shares under Employee Stock Purchase Plan		473						473
Issuance of 5,000 shares under Stock Warrants Plan		50						50
Cancellation of 13,675 shares related to the acquisition of East West Insurance Agency, Inc.		(230)		230				—
Purchase of 968 shares of treasury stock					(10)			(10)
Dividends paid on common stock			(4,769)					(4,769)

BALANCE, SEPTEMBER 30, 2002	$26	$154,922	$167,850	$—	$(35,955)	$1,901		$288,744

Disclosure of reclassification amounts:	Nine Months Ended September 30, 2002	Year Ended December 31, 2001
	(In thousands)
Unrealized holding gain on securities arising during period, net of tax expense of $1,344 in 2002 and $5,425 in 2001	$2,016	$8,138
Less: Reclassification adjustment for gain included in net income, net of tax expense of $5 in 2002 and $818 in 2001	(8)	(1,228)

Net unrealized gain on securities, net of tax expense of $1,339 in 2002 and $4,607 in 2001	$2,008	$6,910

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,854	$29,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,987	7,313
Cumulative effect of change in accounting principle	(788)	87
Stock compensation costs	174	299
Deferred tax (benefit) provision	(3,473)	2,102
Provision for loan losses	7,650	3,717
Provision for other real estate owned losses	—	33
Net gain on sales of investment securities, loans and other assets	(1,306)	(3,664)
Net gain on trading securities	—	(413)
Federal Home Loan Bank stock dividends	(387)	(682)
Proceeds from sale of securitized loans held for sale	—	13,603
Proceeds from sale of loans held for sale	121,825	52,365
Originations of loans held for sale	(125,074)	(59,519)
Net change in accrued interest receivable and other assets, net of effects from purchases of Prime Bank in 2001	(38,622)	(2,115)
Net change in accrued expenses and other liabilities, net of effects from purchases of Prime Bank in 2001	(2,742)	7,477

Total adjustments	(35,756)	20,603

Net cash provided by operating activities	1,098	49,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(200,402)	(162,007)
Purchases of:
Investment securities available for sale	(331,288)	(116,202)
Loans receivable	(100,914)	(128,979)
Investments in affordable housing partnerships	(4,776)	(3,000)
Premises and equipment	(1,226)	(3,654)
Proceeds from sale of:
Investment securities available for sale	720	176,225
Loans receivable	—	67,521
Other real estate owned	—	788
Premises and equipment	—	1,767
Proceeds from securitization and partial sale of loans held for investment	159,724	—
Repayments, maturity and redemption of investment securities available for sale	194,237	127,946
Redemption of Federal Home Loan Bank stock	174	6,661
Payment for investment in nonbank entity	—	(1,192)
Cash acquired from purchase of Prime Bank, net of cash paid	—	20,398

Net cash used in investing activities	(283,751)	(13,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	432,981	413,755
Net decrease in short-term borrowings	—	(38,000)
Proceeds from Federal Home Loan Bank advances	6,989,200	2,834,500
Repayment of Federal Home Loan Bank advances	(7,039,200)	(3,033,500)
Repayment of notes payable on affordable housing investments	(1,200)	—
Proceeds from common stock options exercised	4,721	1,978
Proceeds from stock warrants exercised	50	259
Proceeds from employee stock purchase plan	473	300
Proceeds from issuance of common stock related to in-store banking operations	—	7,884
Purchase and retirement of common stock	(10)	(10,706)
Dividends paid on common stock	(4,769)	(2,080)

Net cash provided by financing activities	382,246	174,390

NET INCREASE IN CASH AND CASH EQUIVALENTS	99,593	210,546
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,334	63,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$323,927	$273,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38,532	$69,634
Income taxes	26,673	1,524
Noncash investing and financing activities:
Residual interest resulting from securitization of real estate loans	3,579	—
Loans exchanged for investment securities available-for-sale	—	13,302
Real estate investment financed through notes payable	2,400	900
Issuance of common stock in connection with the acquisition of Prime Bank	—	12,260

See accompanying notes to interim consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

1.    BASIS OF PRESENTATION

        Our consolidated financial statements include the accounts of East West Bancorp, Inc. and our wholly owned subsidiaries, East West Bank and its subsidiaries and East West Insurance Agency, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

        The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended September 30, 2002 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10K for the year ended December 31, 2001.

        Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.    GOODWILL AND OTHER INTANGIBLES

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in a cumulative pre-tax income of $1.4 million ($788 thousand after-tax) representing the remaining balance of negative goodwill at December 31, 2001. Also pursuant to the provisions of SFAS No. 142, we have completed our initial impairment test of positive goodwill and determined that no impairment existed as of December 31, 2001. Positive goodwill will continue to be reviewed for impairment on an annual basis.

        The following tables set forth a reconciliation of net income and earnings per share information, before the cumulative effect of changes in accounting principle, for the three and nine months ended September 30, 2002 and 2001 adjusted for the non-amortization provision of SFAS No. 142:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Reported net income	$12,886	$9,781	$36,854	$29,281
Deduct: Recognition of negative goodwill, net of tax			(788)
Add back: SFAS No.133 fair value evaluation, net of tax	—	—	—	87

Reported net income before cumulative effect of changes in accounting principle	$12,886	$9,781	$36,066	$29,368
Add back: Goodwill amortization, net of tax expense of $154 for three months ended and $465 for nine months ended September 30, 2002	—	213	—	642
Deduct: Negative goodwill amortization	—	(24)	—	(71)

Adjusted net income	$12,886	$9,970	$36,066	$29,939

Basic earnings per share:
Reported net income per share	$0.54	$0.43	$1.57	$1.27
Recognition of negative goodwill	—	—	(0.04)	—
SFAS No. 133 fair value evaluation	—	—	—	—
Goodwill amortization	—	0.01	—	0.03
Negative goodwill amortization	—	—	—	—

Adjusted net income per share	$0.54	$0.44	$1.53	$1.30

Diluted earnings per share:
Reported net income per share	$0.52	$0.41	$1.49	$1.21
Recognition of negative goodwill	—	—	(0.03)	—
SFAS No. 133 fair value evaluation	—	—	—	—
Goodwill amortization	—	0.01	—	0.03
Negative goodwill amortization	—	—	—	—

Adjusted net income per share	$0.52	$0.42	$1.46	$1.24

        We also have premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. We amortize premiums on acquired deposits using the straight-line method over 7 to 10 years. At September 30, 2002, the balance of deposit premiums totaled $7.9 million. Estimated future amortization expense of premiums on acquired deposits is as follows: $445 thousand for the last quarter of 2002, $1.8 million in 2003, 2004, and 2005, $1.6 million in 2006 and $590 thousand in 2007.

3.    LOAN SECURITIZATION

        During the quarter ended September 30 2002, we securitized residential single family loans totaling $159.7 million. Total pre-tax gain resulting from the securitization of these loans amounted to $647 thousand, of which $202 thousand was recognized in earnings upon the sale of $50.0 million of such securities to an independent third party. Since we retained $109.7 million of the securities in our available-for-sale investment portfolio, the remaining $445 thousand in pre-tax gain generated from the securitization of these loans was recorded in stockholders' equity as a component of accumulated other comprehensive income, net of tax. Cash, primarily representing the excess spread between the interest collected on the underlying securitized loans and the interest paid on the securities less administrative expenses, will be received by us over the life of the loans. We recorded the fair value of this excess spread or residual interest, amounting to $3.6 million, in the consolidated balance sheet as an available-for-sale asset. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the underlying loans. In accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," resultant changes in the fair value of the residual interest will be recorded as unrealized gain or loss in accumulated other comprehensive income or loss, net of tax, until realized. Fair value will be determined based on a discounted cash flow analysis. These cash flows will be projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

4.    COMMITMENTS AND CONTINGENCIES

        Credit Extensions—In the normal course of business, we have various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements. As of September 30, 2002, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $416.5 million, $299.7 million, and $160.9 million, respectively.

        Litigation—We are a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, we do not expect that such litigation will have a material adverse effect on our financial position and results of operations.

        Regulated Investment Company—On February 21, 2002, Senate Bill No. 1660 was introduced to the California State Senate. This legislative proposal, which contained provisions affecting registered investment companies, would have adversely affected past and future state tax benefits generated through East West Securities, Inc., our registered investment company subsidiary. Further, this proposed legislation would have had a negative impact on our effective income tax rate in future periods. However, on April 3, 2002, an amendment to Senate Bill No. 1660 removed the proposed California tax law changes related to registered investment companies. We cannot predict if other legislation affecting registered investment companies will be proposed this year or at any other time in the future. We plan to deregister East West Securities Company, Inc. by the end of the first quarter of 2003.

5.    STOCKHOLDERS' EQUITY

        Earnings Per Share—The actual number of shares outstanding at September 30, 2002 was 23,841,852. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

        The following tables set forth earnings per share calculations for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	2002			2001
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$12,886	23,677	$0.54	$9,781	22,964	$0.43
Effect of dilutive securities:
Stock options		1,059		—	1,005
Restricted stock	—	2		—	51
Stock warrants	—	81		—	18

Dilutive earnings per share	$12,886	24,819	$0.52	$9,781	24,038	$0.41

	Nine Months Ended September 30,
	2002			2001
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
Basic earnings per share	$36,854	23,529	$1.57	$29,281	23,064	$1.27
Effect of dilutive securities:
Stock options	—	1,078		—	975
Restricted stock	—	1		—	47
Stock warrants	—	64		—	20

Dilutive earnings per share	$36,854	24,672	$1.49	$29,281	24,106	$1.21

        Quarterly Dividends—During 2002, our Board of Directors declared regular quarterly common stock cash dividends of $0.0675 per share. Quarterly cash dividends were paid on or about February 22, 2002, April 23, 2002 and August 14, 2002 to shareholders of record on February 8, 2002, May 1, 2002 and July 31, 2002, respectively. For the first nine months of 2002, we paid cash dividends totaling $4.8 million to our shareholders.

6.    BUSINESS SEGMENTS

        Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to our remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in "Other." Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations throughout our branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in our northern and southern California production offices. The treasury department's primary focus is managing our investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for our portfolio of single family and multifamily residential loans.

        Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on our internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for credit losses based on new loan originations for the period. We evaluate overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

        Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

        The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$15,094	$13,111	$4,366	$9,719	$1,315	$43,605
Charge for funds used	(6,293)	(5,924)	(3,545)	(4,893)	(387)	(21,042)

Interest spread on funds used	8,801	7,187	821	4,826	928	22,563

Interest expense	(9,508)	(290)	(2,589)	—	—	(12,387)
Credit on funds provided	15,433	588	2,848	—	2,173	21,042

Interest spread on funds provided	5,925	298	259	—	2,173	8,655

Net interest income	$14,726	$7,485	$1,080	$4,826	$3,101	$31,218

Depreciation and amortization	$881	$232	$144	$136	$947	$2,340
Segment pretax profit	$5,128	$7,585	$1,091	$4,229	$904	$18,937
Segment assets as of September 30, 2002	$977,295	$824,556	$699,549	$479,443	$264,996	$3,245,839
	Three Months Ended September 30, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$14,597	$12,359	$6,396	$9,954	$1,085	$44,391
Charge for funds used	(8,059)	(7,535)	(5,766)	(6,813)	156	(28,017)

Interest spread on funds used	6,538	4,824	630	3,141	1,241	16,374

Interest expense	(14,548)	(742)	(4,281)	—	—	(19,571)
Credit on funds provided	21,634	1,443	4,940	—	—	28,017

Interest spread on funds provided	7,086	701	659	—	—	8,446

Net interest income	$13,624	$5,525	$1,289	$3,141	$1,241	$24,820

Depreciation and amortization	$1,267	$207	$(83)	$218	$715	$2,324
Segment pretax profit	$1,016	$5,601	$1,325	$2,541	$2,219	$12,702
Segment assets as of September 30, 2001	$779,026	$749,464	$570,316	$523,486	$195,982	$2,818,274

	Nine Months Ended September 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$42,482	$38,389	$12,544	$28,891	$3,457	$125,763
Charge for funds used	(17,653)	(17,747)	(10,041)	(16,057)	(663)	(62,161)

Interest spread on funds used	24,829	20,642	2,503	12,834	2,794	63,602

Interest expense	(28,457)	(800)	(8,137)	—	—	(37,394)
Credit on funds provided	44,991	1,693	8,568	—	6,909	62,161

Interest spread on funds provided	16,534	893	431	—	6,909	24,767

Net interest income	$41,363	$21,535	$2,934	$12,834	$9,703	$88,369

Depreciation and amortization	$2,766	$717	$(26)	$669	$2,861	$6,987
Segment pretax profit	$12,896	$20,522	$2,529	$11,814	$3,127	$50,888
Segment assets as of September 30, 2002	$977,295	$824,556	$699,549	$479,443	$264,996	$3,245,839
	Nine Months Ended September 30, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$44,376	$39,735	$21,839	$30,894	$3,463	$140,307
Charge for funds used	(26,569)	(25,603)	(19,836)	(22,244)	137	(94,115)

Interest spread on funds used	17,807	14,132	2,003	8,650	3,600	46,192

Interest expense	(46,624)	(2,649)	(18,235)	—	—	(67,508)
Credit on funds provided	68,650	4,935	20,530	—	—	94,115

Interest spread on funds provided	22,026	2,286	2,295	—	—	26,607

Net interest income	$39,833	$16,418	$4,298	$8,650	$3,600	$72,799

Depreciation and amortization	$3,979	$665	$(116)	$345	$2,440	$7,313
Segment pretax profit	$8,334	$13,218	$5,847	$6,906	$5,400	$39,705
Segment assets as of September 30, 2001	$779,026	$749,464	$570,316	$523,486	$195,982	$2,818,274

7.    ACCOUNTING CHANGES

        Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

        The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were used to hedge fixed rate brokered certificates of deposit totaling $30.0 million. Pursuant to the adoption of SFAS No. 133, we record these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings. No interest rate swap agreements were outstanding at September 30, 2002 and December 31, 2001.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 5, 2001. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations, or cash flows.

        In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective October 1, 2002. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our 2001 annual report on Form 10-K for the year ended December 31, 2001, and the accompanying interim unaudited consolidated financial statements and notes thereto.

        In addition to historical information, this discussion includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve inherent risks and uncertainties. A number of important factors could cause our actual results and performance in future periods to differ materially from those discussed in such forward-looking statements. These factors include, but are not limited to, the effect of interest rate and currency exchange fluctuations; competition in the financial services market for both deposits and loans; our ability to efficiently incorporate acquisitions into its operations; our ability to increase our customer base; and regional and general economic conditions. Given these uncertainties, we caution the reader not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements contained herein to reflect any changes in our expectations of results or any change in events.

Loan Securitization

        During the third quarter of 2002, we formed East West Mortgage Securities, LLC, a limited liability company, to issue $159.7 million of mortgage-backed securities in a securitization of our performing residential single family loan portfolio. A significant portion of these securities were rated AAA by Standard & Poor's and Aaa by Moody's. In the securitization, we sold residential single family loans to East West Mortgage Securities, LLC for a cash purchase price and an interest in the loans securitized in the form of excess spread, or residual interest. We sold $50.0 million of the securities to an independent third party, while retaining the remaining $109.7 million in our available-for-sale investment securities portfolio. The pre-tax gain resulting from the securitization of the loans totaled $647 thousand. We recognized $202 thousand of this gain in earnings upon the partial sale of the securities to a third party. The remaining $444 thousand in pre-tax gain generated from the securitization of these loans was recorded in stockholders' equity as a component of accumulated other comprehensive income, net of tax.

        Security holders are entitled to receive the principal collected on the loans and the stated interest rate on the securities. In addition, we are entitled to receive the excess spread which generally represents, over the estimated life of the loans, the excess of the weighted average coupon on the loans securitized over the sum of the securities interest rate less other expenses, including a trustee fee. We recorded this residual interest, totaling $3.6 million, on the consolidated balance sheet as an available-for-sale asset. In addition to substantial prepayment and interest rate risk, the valuation of the residual interest also includes an estimate of annual future credit losses related to the underlying loans securitized. Projected cash flows will be discounted when computing the value of the residual interest. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we will record changes in the fair value of the residual interest as unrealized gain or loss in accumulated other comprehensive income or loss, net of tax, until realized.

Results of Operations

        We reported third quarter 2002 net income of $12.9 million, or $0.54 per basic share and $0.52 per diluted share, compared with $9.8 million, or $0.43 per basic share and $0.41 diluted share, reported during the third quarter of 2001. The 32% increase in net earnings is primarily attributable to higher net interest income and noninterest-related revenues, partially offset by higher operating expenses and a higher provision for loan losses. Our annualized return on average total assets increased to 1.66% for the quarter ended September 30, 2002, from 1.46% for the same period in 2001. The annualized return on average stockholders' equity increased to 18.57% for the third quarter of 2002, compared with 17.47% for the same quarter of 2001.

        Net income for the nine months ended September 30, 2002 increased to $36.9 million, or $1.57 per basic share and $1.49 per diluted share, from $29.3 million, or $1.27 per basic and $1.21 per diluted share, for the first nine months of 2001. The annualized return on average total assets increased to 1.66% for the first nine months of 2002, compared with 1.51% for the same period in 2001. The annualized return on average stockholders' equity increased to 18.66% for the first nine months of 2002, compared with 18.42% for the same period in 2001. Excluding the impact of the cumulative effect of changes in accounting principle, net income for the first nine months of 2002 increased 23% to $36.1 million, from $29.4 million for the first three quarters of 2001.

Components of Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In millions)
Net interest income	$31.2	$24.8	$88.4	$72.8
Provision for loan losses	(2.6)	(1.5)	(7.7)	(3.7)
Noninterest income	6.6	4.7	17.5	16.2
Noninterest expense	(16.3)	(15.3)	(47.3)	(45.6)
Provision for income taxes	(6.0)	(2.9)	(14.8)	(10.3)
Cumulative effect of change in accounting principle	—	—	0.8	(0.1)

Net income	$12.9	$9.8	$36.9	$29.3

Annualized return on average total assets	1.66%	1.46%	1.66%	1.51%

Net Interest Income

        Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the third quarter of 2002 totaled $31.2 million, a 26% increase over net interest income of $24.8 million for the same period in 2001.

        Total interest and dividend income during the quarter ended September 30, 2002 slightly decreased 2% to $43.6 million, compared with $44.4 million during the same period in 2001. Year-to-date interest and dividend income decreased 10% to $125.8 million, from $140.3 million during the first nine months of 2001. The decrease in interest and dividend income during the third quarter of 2002 is attributable primarily to lower yields on all categories of earning assets and the reduced volume of short-term investments. Similarly, the decrease in interest and dividend income during the first nine months of 2002 is due primarily to lower yields on all categories of earning assets and the reduced volume of our investment securities portfolio. Despite growth in average earning assets of 16% and 14% for the quarter and nine months ended September 30, 2002, respectively, it was insufficient to mitigate the negative impact of several progressive cuts in interest rates during the past year. Growth in average loans and investment securities, partially offset by a decrease in average short-term investments, triggered the growth in average earning assets for the third quarter of 2002. For the nine months ended September 30, 2002, the growth in average earning assets is due primarily to the increase in average loans and short-term investments, partially offset by a decrease in average investment securities. The net growth in average earning assets was funded largely by increases in noninterest-bearing demand deposits, interest-bearing checking accounts and time deposits.

        Total interest expense during the third quarter of 2002 decreased 37% to $12.4 million, compared with $19.6 million for the same period a year ago. Similarly, total interest expense decreased 45% to $37.4 million for the first nine months of 2002, from $67.5 million for the same period of 2001. The decrease in interest expense during both the third quarter and first nine months of 2002 is also primarily attributable to lower rates paid on all categories of interest-bearing liabilities.

        Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 35 basis points to 4.29% for the third quarter of 2002, compared with 3.94% for the third quarter of 2001. For the first nine months of 2002, our net interest margin increased 25 basis points to 4.23%, from 3.98% for the same period a year ago. As a result of several progressive declines in interest rates since the first quarter of 2001, the overall yield on average earning assets decreased to 5.99% during the third quarter and 6.01% during the first nine months of 2002. This compares to 7.05% and 7.67% for the quarter and nine months ended September 30, 2001, respectively. Similarly, in response to the declining interest rate environment, our overall cost of funds decreased 160 basis points to 2.22% for the third quarter of 2002, compared with 3.82% for the third quarter of 2001. For the first nine months of 2002, our overall cost of funds declined 210 basis points to 2.32%, from 4.42% for the same period in 2001. The increase in the net interest margin reflects our continued reliance on noninterest-bearing demand deposits as a significant funding source. Average noninterest-bearing demand deposits increased 49% to $549.8 million during the quarter ended September 30, 2002, compared to $369.3 million for the same quarter a year ago. For the first nine months of 2002, average noninterest-bearing demand deposits increased 65% to $514.0 million, from $311.4 million for the first nine months of 2001. We expect our net interest margin to increase during the remainder of the year as our significant portfolio of time deposits continues to reprice and adjust to the downward trend in interest rates.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$133,315	$596	1.79%	$186,373	$1,741	3.74%
Taxable investment securities(2)(3)	363,475	3,645	4.01%	339,751	4,535	5.34%
Loans receivable(2)(4)	2,406,323	39,239	6.52%	1,984,577	37,995	7.66%
FHLB stock	9,115	125	5.49%	8,814	120	5.45%

Total interest-earning assets	2,912,228	43,605	5.99%	2,519,515	44,391	7.05%

Noninterest-earning assets:
Cash and due from banks	73,164			55,069
Allowance for loan losses	(32,833)			(26,215)
Other assets	145,901			126,516

Total assets	$3,098,460			$2,674,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$215,273	392	0.73%	$161,381	497	1.23%
Money market accounts	172,132	609	1.42%	218,083	1,600	2.93%
Savings deposits	250,073	256	0.41%	219,976	646	1.17%
Time deposits	1,510,346	9,898	2.62%	1,357,365	15,258	4.50%
Short-term borrowings	3,598	21	2.33%	2,304	26	4.51%
FHLB advances	63,946	645	4.03%	69,543	978	5.63%
Junior subordinated debt securities	20,750	566	10.91%	20,750	566	10.91%

Total interest-bearing liabilities	2,236,118	12,387	2.22%	2,049,402	19,571	3.82%

Noninterest-bearing liabilities
Demand deposits	549,772			369,253
Other liabilities	35,047			32,334
Stockholders' equity	277,523			223,896

Total liabilities and stockholders' equity	$3,098,460			$2,674,885

Interest rate spread			3.77%			3.23%

Net interest income and net interest margin		$31,218	4.29%		$24,820	3.94%

(1)
Annualized

(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3)
Average balances exclude unrealized gains or losses on available for sale securities.

(4)
Average balances include nonperforming loans.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$122,017	$1,760	1.92%	$93,584	$2,977	4.24%
Taxable investment securities(2)(3)	343,512	10,387	4.03%	408,879	18,318	5.97%
Loans receivable(2)(4)	2,313,192	113,219	6.53%	1,925,578	118,468	8.20%
FHLB stock	9,065	397	5.84%	11,507	544	6.30%

Total interest-earning assets	2,787,786	125,763	6.01%	2,439,548	140,307	7.67%

Noninterest-earning assets:
Cash and due from banks	66,679			53,554
Allowance for loan losses	(30,408)			(25,669)
Other assets	132,866			122,603

Total assets	$2,956,923			$2,590,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$207,553	1,100	0.71%	$148,724	1,592	1.43%
Money market accounts	159,827	1,698	1.42%	161,037	3,828	3.17%
Savings deposits	238,132	776	0.43%	212,023	2,133	1.34%
Time deposits	1,424,334	29,624	2.77%	1,356,703	52,294	5.14%
Short-term borrowings	3,077	54	2.34%	25,886	1,033	5.32%
FHLB advances	96,031	2,444	3.39%	110,040	4,924	5.97%
Junior subordinated debt securities	20,750	1,698	10.91%	20,750	1,704	10.95%

Total interest-bearing liabilities	2,149,704	37,394	2.32%	2,035,163	67,508	4.42%

Noninterest-bearing liabilities
Demand deposits	514,005			311,424
Other liabilities	29,893			31,448
Stockholders' equity	263,321			212,001

Total liabilities and stockholders' equity	$2,956,923			$2,590,036

Interest rate spread			3.69%			3.25%

Net interest income and net interest margin		$88,369	4.23%		$72,799	3.98%

(1)
Annualized

(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3)
Average balances exclude unrealized gains or losses on available for sale securities.

(4)
Average balances include nonperforming loans.

Analysis of Changes in Net Interest Margin

        Changes in net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the years indicated. The total change for each category of interest-earning asset and interest-bearing liability is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute this table.

	Three Months Ended September 30, 2002 vs 2001			Nine Months Ended September 30, 2002 vs 2001
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume(1)	Rates(1)		Volume(1)	Rates(1)
	(In thousands)			(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(1,145)	$(404)	$(741)	$(1,217)	$569	$(1,786)
Taxable investment securities	(890)	299	(1,189)	(7,931)	(4,500)	(3,431)
Loans receivable, net	1,244	7,369	(6,125)	(5,249)	19,586	(24,835)
FHLB stock	5	4	1	(147)	(130)	(17)

Total interest and dividend income	$(786)	$7,268	$(8,054)	$(14,544)	$15,525	$(30,069)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(105)	$135	$(240)	$(492)	$392	$(884)
Money market accounts	(991)	(287)	(704)	(2,130)	(74)	(2,056)
Savings deposits	(390)	78	(468)	(1,357)	185	(1,542)
Time deposits	(5,360)	1,567	(6,927)	(22,670)	2,113	(24,783)
Short-term borrowings	(5)	11	(16)	(979)	(791)	(188)
FHLB advances	(333)	(74)	(259)	(2,480)	(1,092)	(1,388)
Junior subordinated debt securities	—	—	—	(6)	—	(6)

Total interest expense	$(7,184)	$1,430	$(8,614)	$(30,114)	$733	$(30,847)

CHANGE IN NET INTEREST INCOME	$6,398	$5,838	$560	$15,570	$14,792	$778

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $2.6 million for the third quarter of 2002, compared to $1.5 million for the same period in 2001. For the first nine months of 2002, the provision for loan losses totaled $7.7 million, compared to $3.7 million for the same period in 2001. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In millions)
Loan ancillary fees	$1.55	$0.96	$4.21	$2.84
Branch fees	1.58	1.27	4.61	3.88
Letters of credit fees and commissions	1.53	0.95	4.11	3.04
Net gain on sales of loans	0.29	0.01	0.55	0.77
Net gain on sales of securitized loans	0.20	—	0.20	—
Net gain on sales of investment securities available for sale	—	0.39	0.01	2.05
Net gain on trading securities	—	—	—	0.41
Amortization of negative intangibles	—	0.02	—	0.23
Other	1.40	1.05	3.84	2.97

Total	$6.55	$4.65	$17.53	$16.19

        Noninterest income includes revenues earned from sources other than interest income. These sources include: ancillary fees on loans, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, net gains on sales of loans and investment securities available for sale, and other noninterest-related miscellaneous revenues.

        Noninterest income increased 41% to $6.6 million during the three months ended September 30, 2002, compared to $4.7 million for the same quarter in 2001, primarily due to higher loan fees, branch fees, letter of credit fees and commissions and other miscellaneous income. Included in noninterest income for the quarter ended September 30, 2002 are $292 thousand in net gains from loan sales and $202 thousand in net gains from the securitization and sale of residential single family loans. Partially offsetting these increases during the third quarter of 2002 is the absence of net gains on sales of investment securities available-for-sale and the amortization of negative intangibles. This compares to $388 thousand in net gain on sales of investments available for sale and $23 thousand in amortization of negative intangibles recorded during the third quarter of 2001.

        For the first nine months of 2002, noninterest income increased 8% to $17.5 million, from $16.2 million for the same period in 2001. In addition to the $202 thousand net gain from the securitization of loans in the third quarter of 2002, the increase in noninterest income for the first nine months of 2002 is primarily due to higher loan ancillary fees, branch fees, letters of credit fees and commissions, and other miscellaneous noninterest-related revenues. Partially offsetting these increases in noninterest income during the nine months ended September 30, 2002 is the absence of net gains on trading securities and the amortization of negative goodwill. This compares to $413 thousand in net trading gains and $231 thousand in negative intangible amortization recorded during the corresponding period in 2001. A decline in net gains on sales of loans and investment securities to $546 thousand and $13 thousand, respectively, for the first nine months of 2002 further offset the net increase in noninterest income for the nine months ended September 30, 2002. This compares to $767 thousand and $2.0 million, respectively, for the same period in 2001.

        Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees increased 61% to $1.6 million and 48% to $4.2 million for the quarter and nine months ended September 30, 2002, compared to $1.0 million and $2.8 million for the same periods in 2001, respectively. This is primarily attributable to a significant increase in residential mortgage loan originations, predominantly refinance activity, and related secondary marketing activities, both benefiting from lower interest rates.

        Branch fees, which represent revenues derived from branch operations, amounted to $1.6 million during the quarter ended September 30, 2002, a 25% increase from the $1.3 million earned in the third quarter of 2001. For the first nine months of 2002, branch fees increased 19% to $4.6 million, from $3.9 million for the same period in 2001. The increase in branch fees for both the third quarter and the first nine months of 2002 is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts, increased commissions from sales of alternative investment products, including mutual funds and annuities, and higher revenues from wire transfer transactions due to increased volume.

        Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 61% to $1.5 million during the quarter ended September 30, 2002, compared to $950 thousand for the same quarter in 2001. For the first nine months of 2002, letters of credit fees and commissions increased 35% to $4.1 million, from $3.0 million for the first nine months of 2001. The increase in letters of credit fees and commissions for both periods is predominantly due to higher fees related to the issuance and maintenance of standby letters of credit resulting from additional issuances of standby letters of credit during 2002. Revenues from trade finance activities increased only marginally during the nine months ended September 30, 2002 primarily due to contracted market conditions during the year.

        Other contributions to noninterest income include other operating income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Other operating income increased to $1.4 million, or 33%, during the third quarter of 2002, from $1.0 million recorded during the third quarter of 2001. For the nine months ended September 30, 2002, other operating income increased to $3.8 million, or 29%, from $3.0 million recorded during the first nine months of 2001. The increase in noninterest income is primarily due to a marked increase in insurance commissions and other insurance-related service fee income generated through our subsidiary, East West Insurance Agency, Inc. which totaled $353 thousand and $1.2 million for the third quarter and first nine months of 2002, respectively. This compares to $292 thousand and $787 thousand during the same periods in 2001. In addition, we also recorded interest income on officer life insurance policies totaling $372 thousand and $1.2 million for the third quarter and first nine months of 2002, respectively, compared to $323 thousand and $969 thousand during the same periods in 2001. At September 30, 2002, the aggregate cash surrender value of officer life insurance policies amounted to $28.4 million compared to $27.3 million at December 31, 2001. Further contributing to other noninterest income are revenues from leased equipment totaling $254 thousand and $763 thousand during the third quarter and first nine months of 2002, respectively, compared to $178 thousand and $593 thousand during the same periods in 2001. These revenues represent income from equipment leased to third parties in connection with $3.1 million in operating leases.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In millions)
Compensation and other employee benefits	$6.77	$6.00	$19.47	$18.30
Net occupancy	2.70	2.61	7.84	7.39
Amortization of positive intangibles	0.45	0.85	1.36	2.92
Amortization of affordable housing investments	1.27	0.76	3.42	2.80
Data processing	0.40	0.45	1.30	1.33
Deposit insurance premiums and regulatory assessments	0.16	0.14	0.46	0.41
Other real estate owned operations, net	—	—	0.01	0.03
Other	4.53	4.46	13.50	12.39

Total	$16.28	$15.27	$47.36	$45.57

Efficiency Ratio(1)	39%	46%	40%	45%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 7% to $16.3 million during the third quarter of 2002, from $15.3 million for the same period in 2001. Noninterest expense for the nine months ended September 30, 2002 increased 4% to $47.4 million, compared to $45.6 million for the corresponding period in 2001.

        Compensation and employee benefits increased 13% to $6.8 million during the third quarter of 2002, compared to $6.0 million for the same quarter last year. For the first nine months of 2002, compensation and employee benefits increased 6% to $19.5 million, compared to $18.3 million for the same period in 2001. The rise in compensation and employee benefits is primarily due to the opening of four Ranch 99 in-store branches during 2002, an increase in performance-based bonus accruals, as well as the impact of annual salary adjustments and related cost increases for existing employees.

        Occupancy expenses increased 3% to $2.7 million and 6% to $7.8 million for the quarter and nine months ended September 30, 2002, from $2.6 million and $7.4 million during the same period in 2001, respectively. The increase in occupancy expense is primarily due to adjusted monthly lease payments for a branch location to coincide with current market terms. Further contributing to increased occupancy expenses are the opening of four Ranch 99 in-store branches in February and August 2002 and the impact of normal rent adjustments in existing leases.

        The amortization of investments in affordable housing partnerships increased 66% to $1.3 million and 22% to $3.4 million during the three and nine months ended September 30, 2002, compared with $764 thousand and $2.8 million for the corresponding periods in 2001, respectively. The increase in amortization expense reflects the $5.4 million in additional affordable housing investment purchases made since the third quarter of 2001. Total investments in affordable housing partnerships amounted to $22.3 million at September 30, 2002 and $21.0 million at December 31, 2001.

        Deposit insurance premiums and regulatory assessments increased 11% to $157 thousand for the three months ended September 30, 2002, compared with $142 thousand for the same period in 2001. For the nine months ended September 30, 2002, deposit insurance premiums and regulatory assessments increased 12% to $456 thousand, compared with $408 thousand for the same period in 2001. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized

Financing Corporation ("FICO") assessment rate to 1.82 basis points, 1.76 basis points and 1.72 basis points for the first, second and third quarter of 2002, respectively, from 1.96 basis points, 1.90 basis points and 1.88 basis points for the same periods in 2001, deposit insurance premiums increased during the three and nine months ended September 30, 2002 as a result of the significant growth in our assessable deposit base.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses slightly increased $78 thousand to $4.5 million for the third quarter of 2002. For the nine months ended September 30, 2002, other operating expenses increased 9% to $13.5 million, from $12.4 million for the same period in 2001. The increase in other operating expenses is due primarily to our continued organic growth.

        Partially offsetting these increases to noninterest expense is a decrease in amortization expense related to positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"). Amortization expense on positive intangibles decreased 48% to $445 thousand during the third quarter of 2002, compared to $847 thousand for the third quarter of 2001. Similarly for the nine months ended September 30, 2002, amortization expense on positive intangibles decreased 53% to $1.4 million, from $2.9 million for the same period a year ago. The decrease in amortization expense of positive intangibles is primarily due to the absence of amortization expense related to positive goodwill as a consequence of adopting SFAS No. 142 effective January 1, 2002. Premiums on acquired deposits continue to be amortized straightline over a period of 7 to 10 years.

        Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), decreased to 39% for the quarter ended September 30, 2002, compared to 46% for the corresponding period in 2001. For the first nine months of 2002, our efficiency ratio also decreased to 40% from 45% for the same period a year ago. The decrease reflects efficiencies realized in our operations from infrastructure investments made in the past two years compounded by a general company-wide effort to monitor overall operating expenses. We anticipate our efficiency ratio to remain in the low 40% range for the remainder of the year.

Provision for Income Taxes

        The provision for income taxes increased 107% to $6.1 million for the third quarter of 2002, compared with $2.9 million for the same period in 2001. For the nine months ended September 30, 2002, the provision for income taxes totaled $14.8 million, a 44% increase from the $10.3 million income tax expense recorded for the same period a year ago. The increase in the tax provision is primarily attributable to a 32% and 26% increase in pretax earnings during the third quarter and first nine months of 2002, respectively.

        The provision for incomes taxes reflects state tax benefits achieved through East West Securities Company, Inc., a regulated investment company that we formed and funded in July 2000. As previously mentioned, we plan to deregister East West Securities Company, Inc. by the end of the first quarter of 2003. As such, we expect the realization of state tax benefits through this regulated investment company to cease at that time. The provision for income taxes for the third quarter of 2002 also reflects the utilization of tax credits totaling $1.1 million, compared to $855 thousand utilized during the third quarter of 2001. The third quarter 2002 provision reflects an effective tax rate of 32.0%, compared with 23.0% for the same quarter in 2001. For the first nine months of 2002, the effective tax rate of 29.1% reflects tax credits of $4.1 million, compared with an effective tax rate of 26.0% for the same period in 2001 reflecting tax credits of $2.7 million.

        On September 11, 2002, California Governor Gray Davis signed AB 2065 enacting significant California tax law changes. One of the changes affects the bad debt reserve for large banks and savings and loans. Effective for tax years beginning on or after January 1, 2002, California conforms to the provisions of IRC Section 585 that disallow the use of the reserve method for bad debts for large banks and savings and loans. Specifically, companies with an existing bad debt reserve are required to add back to income 50% of that reserve amount on December 31, 2002. The remaining bad debt reserve will be eliminated without being brought into California unitary income. This law change is to be implemented in the third quarter of 2002. This tax law change did not have a material impact on our financial position or results of operations.

Balance Sheet Analysis

        Out total assets increased $420.5 million, or 15%, to $3.25 billion, as of September 30, 2002, relative to total assets at December 31, 2001. The increase in total assets was due primarily to a $143.3 million increase in investment securities available for sale, a $69.0 million increase in short-term investments, a $138.5 million growth in loans receivable, a $1.4 million increase in real estate investments and a $39.5 increase in other assets. The increase in total assets was funded by increases of $433.0 million in deposits and $1.5 million in long-term borrowings, partially offset by decreases in FHLB advances of $50.0 million.

Investment Securities Available for Sale

        Total investment securities available-for-sale increased 44% to $466.4 million as of September 30, 2002, compared to total available for sale investment securities of $323.1 million at December 31, 2001. The increase in investment securities available-for-sale is primarily due to the securitization of $159.7 million in residential single family loans during September 2002. We sold $50.0 million of these securities to an independent third party, while the remaining $109.7 million was retained by us as part of our available-for-sale portfolio. Total repayments and proceeds from sales of available-for-sale securities amounted to $194.2 million and $720 thousand, respectively, during the nine months ended September 30, 2002. Proceeds from repayments and sales were applied towards additional investment securities purchases, repayment of FHLB advances as well as funding a portion of the loan originations made during the first nine months of 2002. We recorded net gains totaling $13 thousand on sales of available for sale securities during the nine months ended September 30, 2002.

        The following table sets forth the amortized cost and the estimated fair values of investment securities available for sale as of September 30, 2002 and December 31, 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of September 30, 2002:
Mutual funds	$10,000	$—	$—	$10,000
US Treasury securities	28,296	450	(1)	28,745
US Government agency securities	170,652	4,956	—	175,608
Mortgage-backed securities	206,358	633	(767)	206,224
Corporate securities	44,722	—	(2,574)	42,148
Residual interest in securitized loans	3,579	48	—	3,627

Total	$463,607	$6,087	$(3,342)	$466,352

As of December 31, 2001:
Mutual funds	$10,707	$7	$—	$10,714
US Treasury securities	77,999	121	(8)	78,112
US Government agency securities	8,276	167	—	8,443
Mortgage-backed securities	190,930	908	(507)	191,331
Corporate securities	35,745	2	(1,248)	34,499

Total	$323,657	$1,205	$(1,763)	$323,099

Loans

        We experienced strong loan demand during the first nine months of 2002. Despite the securitization of approximately $159.7 million of residential single family loans during September 2002, net loans receivable increased $138.5 million, or 7% to $2.27 billion at September 30, 2002. The increase in loans was funded primarily through deposit growth and through repayments of investment securities available-for-sale and short-term investments.

        The growth in loans is comprised primarily of increases in multifamily loans of $190.0 million or 50%, commercial real estate loans of $92.1 million or 11%, consumer loans, including home equity line of credit, of $26.3 million or 37%, and construction loans of $23.9 million or 15%. Partially offsetting the growth in these loan categories were decreases in residential single family loans of $150.2 million or 47% and commercial loans of $39.4 million or 11%. As previously mentioned, the decrease in residential single family loans is due primarily to the securitization of loans totaling $159.7 million during the third quarter of 2002.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$166,330	7.2%	$316,504	14.7%
Residential, multifamily	567,226	24.6%	377,224	17.5%
Commercial and industrial real estate	961,054	41.7%	868,989	40.2%
Construction	185,898	8.1%	161,953	7.5%

Total real estate loans	1,880,508	81.6%	1,724,670	79.9%

Other loans:
Business, commercial	323,931	14.1%	363,331	16.8%
Automobile	15,802	0.7%	13,714	0.6%
Other consumer	82,648	3.6%	58,413	2.7%

Total other loans	422,381	18.4%	435,458	20.1%

Total gross loans	2,302,889	100.0%	2,160,128	100.0%

Unearned fees, premiums and discounts, net	2,677		267
Allowance for loan losses	(34,237)		(27,557)

Loan receivable, net	$2,271,329		$2,132,838

Nonperforming Assets

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.17% and 0.20% at September 30, 2002 and December 31, 2001, respectively. Nonaccrual loans, which include loans 90 days or more past due, totaled $2.9 million at September 30, 2002, compared with $3.7 million at year-end 2001. Loans totaling $2.3 million were placed on nonaccrual status during the third quarter of 2002. These additions to nonaccrual loans were offset by $1.5 million in payoffs and principal paydowns, $207 thousand in loans brought current and $166 thousand in gross chargeoffs. Additions to nonaccrual loans during the third quarter of 2002 were comprised of $1.2 million in a residential single family loan, $113 thousand in a multifamily loan, $651 thousand in a commercial real estate loan, $319 thousand in commercial business loans and $25 thousand in a consumer loan. For the nine months ended September 30, 2002, nonaccrual loans decreased $745 thousand due to gross chargeoffs of $1.2 million, loans brought current of $1.8 million and payoffs and principal paydowns of $3.6 million, partially offset by additions to nonaccrual loans of $5.8 million.

        Restructured loans and loans that have had their original terms modified totaled $2.7 million at September 30, 2002, compared with $2.1 million at year-end 2001. The increase in restructured loans is due to the addition of one commercial real estate loans totaling $1.5 million partially offset by payoffs and principal paydowns totaling $954 thousand during the first three quarters of 2002.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. There were no additions to OREO during the first nine months of 2002.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Nonaccrual loans	$2,913	$3,658
Loans past due 90 days or more but not on nonaccrual	—	—

Total nonperforming loans	2,913	3,658

Restructured loans	2,683	2,119
Other real estate owned, net	—	—

Total nonperforming assets	$5,596	$5,777

Total nonperforming assets to total assets	0.17%	0.20%
Allowance for loan losses to nonperforming loans	1,175.32%	753.34%
Nonperforming loans to total gross loans	0.13%	0.17%

        We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.

        At September 30, 2002, we classified $6.5 million of our loans as impaired, compared with $7.3 million at December 31, 2001. Specific reserves on impaired loans totaled $415 thousand at September 30, 2002 and $1.1 million at December 31, 2001. Our average recorded investment in impaired loans for the nine months ended September 30, 2002 and 2001 were $6.6 million and $13.5 million, respectively. During the nine months ended September 30, 2002 and 2001, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $422 thousand and $1.0 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $280 thousand and $789 thousand, respectively.

Allowance for Loan Losses

        Our management is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2002, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At September 30, 2002, the allowance for loan losses amounted to $34.2 million, or 1.49% of total loans, compared with $27.6 million, or 1.28% of total loans, at December 31, 2001, and $26.0 million, or 1.25% of total loans, at September 30, 2001. The $6.7 million increase in the allowance for loan losses at September 30, 2002, from year-end 2001, is comprised of $7.7 million in additional loss provisions reduced by $970 thousand in net chargeoffs recorded during the period.

        The provision for loan losses of $2.6 million for the third quarter of 2002 represents a 70% increase from the $1.5 million in loss provisions recorded during the third quarter of 2001. Third quarter 2002 net chargeoffs amounting to $364 thousand represent 0.06% of average loans outstanding for the three months ended September 30, 2002. This compares to net chargeoffs of $1.3 million, or 0.26% of average loans outstanding for the same period in 2001. For the nine months ended September 30, 2002, the provision for loan losses totaled $7.7 million, a 106% increase from the $3.7 million provision recorded during the same period in 2001. Net chargeoffs for the first nine months of 2002 totaling $970 thousand represent 0.06% of average loans outstanding for the nine months ended September 30, 2002. This compares to net chargeoffs of $3.1 million or 0.21% of average loans outstanding for the same period in 2001. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 7% during the first three quarters of 2002, and the changing composition of the overall loan portfolio, reflecting a shift toward commercial real estate, construction, and commercial business loans.

        The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Allowance balance, beginning of period	$32,051	$25,827	$27,557	$23,848
Allowance from acquisition	—	—	—	1,550
Provision for loan losses	2,550	1,500	7,650	3,717
Charge-offs:
1-4 family residential real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Commercial and industrial real estate	—	—	—	—
Business, commercial	394	1,385	1,599	3,517
Automobile	18	—	84	6
Other	—	—	3	—

Total charge-offs	412	1,385	1,686	3,523

Recoveries:
1-4 family residential real estate	—	—	—	62
Multifamily real estate	—	—	522	8
Commercial and industrial real estate	—	—	—	60
Business, commercial	45	71	148	290
Automobile	3	—	45	—
Other	—	—	1	1

Total recoveries	48	71	716	421

Net charge-offs	364	1,314	970	3,102

Allowance balance, end of period	$34,237	$26,013	$34,237	$26,013
Average loans outstanding	$2,406,323	$1,984,577	$2,313,192	$1,925,578
Total gross loans outstanding, end of period	$2,302,889	$2,075,422	$2,302,889	$2,075,422
Annualized net charge-offs to average loans	0.06%	0.26%	0.06%	0.21%
Allowance for loan losses to total gross loans	1.49%	1.25%	1.49%	1.25%

        Our total allowance for loan losses is comprised of two components-allocated and unallocated. We utilize several methodologies to determine the allocated portion of the allowance and to test overall adequacy. The two primary methodologies, the classification migration model and the individual loan review analysis methodology, provide the basis for determining allocations between the various loan categories as well as the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses.

        The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$730	7.2	$184	14.7
Multifamily real estate	2,352	24.6	1,914	17.5
Commercial and industrial real estate	7,948	41.7	8,221	40.2
Construction	4,501	8.1	3,024	7.5
Business, commercial	13,608	14.1	10,248	16.8
Automobile	54	0.7	39	0.6
Consumer and other	290	3.6	8	2.7
Other risks	4,754	—	3,919	—

Total	$34,237	100.0	$27,557	100.0

        Allocated reserves on single family loans increased $546 thousand, or 297%, to $730 thousand at September 30, 2002 as a result of minimum loss rates established for single family residential loans, partially offset by a 47% decrease in volume related to the loan securitization that occurred in September 2002. Due to a rise in delinquencies and foreclosure activity in this loan category over the past several months, minimum loss rates on single family loans have been established as follows: 15 basis points for "pass" loans, 5% for "special mention" loans, and 15% for "substandard" loans. Prior to the quarter ended June 30, 2002, allocated reserves on single family loans were based solely on historical loss rates. Actual historical losses on single family loans have declined over time, representing only 1 basis point for "pass" single family loans as of March 31, 2002 and 2 basis points for "pass" single family loans as of December 31, 2001. However, despite the decreasing loss trend in this loan category, management has determined that historical loss rates on single family loans, while correct from a historical perspective, do not appropriately reflect the current risk of the portfolio. Given the size of this loan category and the volume of current loan originations, compounded by rising delinquency and foreclosure trends, management has deemed it prudent to establish minimum loss rates on single family loans to better reflect the loss potential associated with this loan category.

        Allocated reserves on multifamily loans increased $438 thousand, or 23%, to $2.4 million as of September 30, 2002 primarily due to a 50% increase in the volume of loans in this loan category from year-end 2001 levels, partially offset by a decline in classified multifamily loans. Multifamily loans rated "substandard" totaled $1.4 million at September 30, 2002, compared to $2.6 million at December 31, 2001.

        Despite an 11% increase in the volume of commercial real estate loans at September 30, 2002 from year-end 2001 levels, allocated loss reserves on these loans decreased $273 thousand, or 3%, to $7.9 million. This is primarily due to a decrease in the concentration risk allocation ratio for hotels and motels to 2% as of June 30, 2002, from 3% as of December 31, 2001. The hotel industry concentration risk allocation has been adjusted based on annual financial information received pertaining to 2001 operations which, in general, do not appear to reflect a significant adverse effect to the events of September 11th. However, since the 2001 financials largely reflect operations prior to September 11th, it is difficult to assess the true impact of this tragedy on hotel/motel operations until we receive annual statements pertaining to 2002. As such, management has deemed it prudent to continue to maintain a 2% hotel concentration risk allocation on such loans until more updated financial information can be obtained from borrowers. Partially offsetting the 2% concentration risk allocation is an increase in criticized and classified (i.e. rated "substandard" or "doubtful") loans relative to December 31, 2001. Commercial real estate loans rated "substandard" totaled $3.7 million at September 30, 2002, compared to $1.2 million at December 31, 2001.

        Allocated reserves on construction loans increased $1.5 million, or 49%, to $4.5 million at September 30, 2002 primarily due to an increase in minimum loss rates for construction loans rated "pass." Several factors warrant an increase in the minimum loss rate for "pass" construction loans as follows: (1) recent borrower difficulty in obtaining permanent takeout financing for commercial and industrial properties; (2) an increase in loan extensions granted to borrowers to complete building construction and/or lease up of premises; and (3) a sizeable concentration in commercial office buildings, representing 21% of the Bank's construction loan portfolio at September 30, 2002. Industry reports have indicated that commercial office buildings, particularly in Southern California and the Bay Area, continue to experience increased vacancies and lower rental rates brought on by a weak leasing market since the last quarter of 2001. For these reasons, management has deemed it prudent to raise the minimum loss rate on construction loans rated "pass" to 2% as of June 30, 2002, from 1% as of December 31, 2001.

        Allocated reserves on commercial business loans increased $3.4 million, or 33%, to $13.6 million at September 30, 2002, primarily due to an increase in the minimum loss rate for commercial business loans rated "pass" commencing in the quarter ended March 31, 2002. Based on the increasing size and rate of recent losses experienced by the Company in this loan category, management has deemed it prudent to raise the minimum loss rate on such loans to 2%, compared to 1% at December 31, 2001. Further contributing to increased allocated reserves in this loan category, is the increase in "substandard" commercial business loans which totaled $20.2 million at September 30, 2002, compared to $13.9 million at December 31, 2001.

        Allocated reserves on consumer loans increased $282 thousand, or 3,525%, to $290 thousand as of September 30, 2002. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is directly correlated to the increase in minimum loss rates on single family loans.

        The allowance for loan losses of $34.2 million at September 30, 2002 exceeded the allocated allowance by $4.8 million, or 14% of the total allowance. This compares to an unallocated allowance of $3.9 million, or 14%, as of December 31, 2001. The $4.8 million unallocated allowance at September 30, 2002 is comprised of three elements. First, we have set aside $311 thousand for foreign transaction risk associated with credit lines totaling $85.7 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries ranging from BBB+ to AAA. The second element, which accounts for approximately $1.5 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the recessionary state of the national economy. Despite concerted efforts by the government to stimulate the economy through various tax cuts and incentives and through its aggressive policy of lowering interest rates, the previous year has been characterized by eroding consumer confidence, increasing jobless rates, substantial shortfalls in sales and earnings, business closures and company downsizing. This economic downturn has been exacerbated by the tragedy of September 11th and, more recently, by corporate scandals linked to various large companies. The economic forecast in the foreseeable future is not positive. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The third and final element, which accounts for approximately $2.9 million, or approximately 10% of the allocated allowance amount of $29.5 million at September 30, 2002, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

        Deposits increased $433.0 million, or 18%, to $2.85 billion at September 30, 2002, from $2.42 billion at December 31, 2001. The increase in deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $125.2 million, or 24%, time deposits of $236.9 million, or 18%, savings accounts of $33.1 million, or 15%, and checking accounts of $23.8 million, or 12%. The increases can be attributed to continued momentum from various retail promotions, as well as carryover benefits from the Prime Bank acquisition.

        Although we occasionally promote certain time deposit products, our efforts are largely concentrated in increasing the volume of low-cost transaction accounts that generate higher fee income and are a less costly source of funds in comparison to time deposits.

Borrowings

        We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances decreased 48% to $54.0 million as of September 30, 2002, a decrease of $50.0 million from December 31, 2001. Growth in core deposits and runoffs on short-term investments and investment securities available for sale can be attributed to the decrease in FHLB advances as of September 30, 2002. There were no outstanding short-term borrowings at September 30, 2002 and December 31, 2001.

Capital Resources

        Our primary source of capital is the retention of net after tax earnings. At September 30, 2002, stockholders' equity totaled $288.7 million, an 18% increase from $244.4 million as of December 31, 2001. The increase is due primarily to: (1) net income of $36.9 million during the first nine months of 2002; (2) net issuance of common stock totaling $4.8 million, representing 456,507 shares, from the exercise of stock options and stock warrants; (3) net issuance of common stock totaling $473 thousand, representing 23,809 shares, from the Employee Stock Purchase Plan; (4) stock compensation costs amounting to $174 thousand related to our Restricted Stock Award Program; (5) tax benefits of $4.6 million resulting from the exercise of nonqualified stock options; (6) an increase of $2.0 million in unrealized gains on available-for-sale securities and (7) an increase of $258 thousand in deferred gains from the securitization of residential single family loans. These transactions were offset by (1) payment of 2002 quarterly cash dividends totaling $4.8 million and (2) repurchases of $10 thousand, or 968 shares, of common stock from forfeitures of restricted stock awards.

        Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At September 30, 2002, East West Bank's Tier 1 and total capital ratios were 9.9% and 11.2%, respectively, compared to 9.8% and 11.0%, respectively, at December 31, 2001.

        The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at September 30, 2002, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.8%	11.2%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	10.5%	9.9%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.0%	8.5%	4.0%	5.0%

ASSET LIABILITY AND MARKET RISK MANAGEMENT

Liquidity

        Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers' credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance sheet instruments.

        Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities, repurchase agreement facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

        During the nine months ended September 30, 2002 and 2001, we experienced net cash inflows of $1.1 million and $49.9 million, respectively, from operating activities. Net cash inflows from operating activities for the first nine months of 2002 and 2001 were primarily due to growth in net income earned during the period. Proceeds from the sale of securitized loans held for sale further contributed to net cash inflows from operating activities for the nine months ended September 30, 2001. Partially offsetting operating cash inflows for the first nine months of 2002 is the purchase of additional officer life insurance policies totaling $30.8 million. Interest received on these policies is used to fund the liability associated with salary continuation agreements for certain of our senior executives.

        Net cash outflows from investing activities totaled $283.8 million and $13.7 million for the nine months ended September 30, 2002 and 2001, respectively, primarily due to growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by net proceeds from the sale and repayments of investment securities available-for-sale. Proceeds from the securitization and partial sale of residential single family loans further contributed to cash inflows from investing activities for the nine months ended September 30, 2002. Similarly, proceeds from the sale of loans receivable and cash acquired through the purchase of Prime Bank in January 2001 contributed to cash inflows from investing activities during the first nine months of 2001.

        We experienced net cash inflows from financing activities of $382.2 million for the first nine months of 2002 primarily due to deposit growth partially offset by net repayments on FHLB advances. During the same period of 2001, the growth in deposits partially offset by net repayments of FHLB advances and short-term borrowings largely accounted for net cash inflows from financing activities totaling $174.4 million.

        As a means of augmenting our liquidity sources, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At September 30, 2002, our available borrowing capacity includes approximately $122.1 million in repurchase arrangements, $92.0 million in federal funds line facilities, and $103.0 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At September 30, 2002, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

        The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by our subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2002, total dividends paid by East West Bank to East West Bancorp, Inc. totaled $5.1 million, compared with $6.9 million for the same period in 2001.

As of September 30, 2002, approximately $67.5 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

Interest Rate Sensitivity Management

        Our success is largely dependent upon our ability to manage interest rate risk, which is the impact of adverse fluctuations in interest rates on our net interest income and net portfolio value. Although in the normal course of business we manage other risks, such as credit and liquidity risk, we consider interest rate risk to be our most significant market risk and could potentially have the largest material effect on our financial condition and results of operations.

        The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our strategy is formulated by the Asset/Liability Committee, which coordinates with the Board of Directors to monitor our overall asset and liability composition. The Committee meets regularly to evaluate, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on our available-for-sale portfolio (including those attributable to hedging transactions), purchase and securitization activity, and maturities of investments and borrowings.

        Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2002 and December 31, 2001, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
+200	13.0%	13.1%	0.6%	0.5%
+100	7.6%	7.7%	1.5%	1.0%
-100	(7.0)%	(6.9)%	(1.5)%	(2.1)%
-200	(12.7)%	(13.2)%	(2.8)%	(5.4)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2002 and December 31, 2001. At September 30, 2002 and December 31, 2001, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

        Our primary analytical tool to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model. Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves. The model also factors in projections of anticipated activity levels by Bank product line and takes into account our increased ability to control rates offered on deposit products in comparison to our ability to control rates on adjustable-rate loans tied to published indices.

        The following tables provide the outstanding principal balances and the weighted average interest rates of our non-derivative financial instruments as of September 30, 2002. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Total	Fair Value at September 30, 2002
	(Dollars in thousands)
At September 30, 2002:
Assets:
Short-term investments	$224,000	$—	$—	$—	$—	$—	$224,000	$224,000
Weighted average rate	2.00%	—%	—%	—%	—%	—%	2.00%
Investment securities available-for-sale (fixed rate)	$52,486	$213,524	$11,186	$6,614	$3,968	$5,198	$292,976	$298,338
Weighted average rate	5.07%	4.04%	5.92%	5.92%	5.92%	5.92%	4.39%
Investment securities available-for-sale (variable rate)	$167,052	$—	$—	$—	$—	$—	$167,052	$164,387
Weighted average rate	2.74%	—%	—%	—%	—%	—%	2.74%
Total gross loans	$1,785,942	$197,463	$120,719	$93,473	$72,856	$32,436	$2,302,889	$2,331,221
Weighted average rate	6.09%	7.21%	7.16%	7.65%	7.40%	7.56%	6.35%
Liabilities:
Checking accounts	$220,304	$—	$—	$—	$—	$—	$220,304	$212,788
Weighted average rate	0.71%	—%	—%	—%	—%	—%	0.71%
Money market accounts	$177,698	$—	$—	$—	$—	$—	$177,698	$177,072
Weighted average rate	1.36%	—%	—%	—%	—%	—%	1.36%
Savings deposits	$253,566	$—	$—	$—	$—	$—	$253,566	$241,943
Weighted average rate	0.34%	—%	—%	—%	—%	—%	0.34%
Time deposits	$1,419,574	$110,430	$8,312	$4,357	$1,893	$256	$1,544,822	$1,551,750
Weighted average rate	2.39%	3.52%	4.25%	4.81%	4.06%	0.62%	2.49%
FHLB advances	$34,000	$20,000	$—	$—	$—	$—	$54,000	$55,595
Weighted average rate	3.81%	5.11%	—%	—%	—%	—%	4.29%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$25,305
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

        Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for deposits with no stated maturity dates. We utilize assumptions supported by documented analyses for the expected maturities of our loans and repricing of our deposits. We also rely on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from our expectations based on historical experience.

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

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. Derivative positions are integral components of our asset/liability management strategy. Therefore, we do not believe it is meaningful to separately analyze the derivatives components of our risk management activities in isolation from their related positions. We use derivative instruments, primarily interest rate swap and cap agreements, as part of its management of asset and liability positions in connection with our overall goal of minimizing the impact of interest rate fluctuations on our net interest margin or our stockholders' equity. These contracts are entered into for purposes of reducing our interest rate risk and not for trading purposes. At September 30, 2002, we have one remaining interest rate cap agreement with a notional amount of $18 million and a fair value, based on quoted market price, of approximately zero. This interest rate cap agreement is tied to the three-month LIBOR and will mature in October 2002.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

        For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

ITEM 4: CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date we carried out this evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are not involved in any material legal proceedings. Our subsidiary, East West Bank, from time to time is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of our management, based upon the advice of legal counsel, the resolution of any such issues would not have a material adverse impact on our financial position, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        No events have transpired which would make response to this item appropriate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        No events have transpired which would make response to this item appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 20, 2002, we called a special meeting of shareholders to vote on three proposals. Holders of 17,079,462 of the 23,727,715 outstanding shares as of the record date voted in the special meeting in person or by proxy. The meeting's first proposal was to amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The first proposal passed with a vote of 15,928,443 in favor, 1,130,352 opposed, 20,776 abstaining, and 0 broker non-votes. The meeting's second proposal was to approve our Performance-Based Bonus Plan. The second proposal passed with a vote of 16,501,684 in favor, 540,329 opposed, 37,449 abstaining, and 0 broker non-votes. The meeting's third proposal was to amend our 1998 Incentive Stock Plan to increase the number of available shares, to prohibit repricing and below fair market value grants, and for other matters. The third proposal passed with a vote of 13,403,783 in favor, 3,606,780 opposed, 68,899 abstaining, and 0 broker non-votes.

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

  (b)
  Reports on Form 8-K

        We filed no reports on Form 8-K during the third quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002
EAST WEST BANCORP, INC. (Registrant)
	By:	/s/ JULIA GOUW JULIA GOUW Executive Vice President and Chief Financial Officer

CERTIFICATIONS

EAST WEST BANCORP, INC.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Dominic Ng, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of East West Bancorp, Inc. (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
/s/ DOMINIC NG DOMINIC NG President and Chief Executive Officer

EAST WEST BANCORP, INC.
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Julia Gouw, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of East West Bancorp, Inc. (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
/s/ JULIA GOUW JULIA GOUW Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EAST WEST BANCORP, INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS
  ITEM 4: CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. ITEM EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS