Form 10-K
period 2002-12-31
EAST WEST BANCORP INC
filed 2003-03-28
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
Common Stock, $0.001 Par Value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

        As of February 28, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $783,460,806.

        Number of shares of common stock of the registrant outstanding as of February 28, 2003: 23,898,428 shares

        The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated
2002 Annual Report	Parts II and IV
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2002	Part III

PART I

        Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. For discussion of some of the factors that might cause such differences, see "Item 1. BUSINESS—Risk Factors That May Affect Future Results."

ITEM 1. BUSINESS

Organization

        East West Bancorp, Inc.    East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company") is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (the "Bank"). The Bank is the Company's principal asset.

        The Company has three other operating subsidiaries, East West Capital Trust I, East West Capital Trust II, and East West Insurance Agency, Inc. In March 2000 and July 2000, East West established East West Capital Trust I and East West Capital Trust II (the "Trusts"), respectively, as wholly owned subsidiaries. East West Capital Trust I and East West Capital Trust II are statutory business trusts. In two separate private placement transactions, the Trusts issued $10.8 million of 10.875% capital securities and $10.0 million of 10.945% capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes and, with respect to East West Capital Trust II securities, to increase the profile of the Company with investors.

        On August 22, 2000, East West completed the acquisition of its other wholly-owned subsidiary, East West Insurance Agency, Inc. (the "Agency"), in a stock exchange transaction. In exchange for all of the outstanding stock of the Agency, East West issued a total of 103,291 new shares of East West Bancorp, Inc. common stock, par value of $.001. The total value of the shares issued was approximately $1.7 million. East West Insurance Agency, Inc., with assets of approximately $789 thousand as of the acquisition date, is an unrelated agent providing business and consumer insurance services to the Southern California market. The Agency continues to run its operations autonomously from the operations of the Company.

        East West's principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West's principal source of funds is, and will continue to be, dividends that may be paid and loans that may be made by the Bank to East West. East West's other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2002, the Company had $3.32 billion in total consolidated assets, $2.31 billion in net consolidated loans, and $2.93 billion in total consolidated deposits.

        The principal office of the Company is located at 415 Huntington Drive, San Marino, California 91108, and its telephone number is (626) 799-5700.

        East West Bank.    East West Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. Until the early 1990's, the Bank conducted a traditional savings and loan business by making predominantly long-term, single-family residential and commercial and multi-family real estate loans. These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank of San Francisco. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995. The Bank now also specializes in lending for commercial, construction, and residential real estate projects and financing international trade for California companies.

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

        On August 30, 2001, the Company entered into an exclusive ten-year agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Washington, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. Tawa Supermarket Companies ("Tawa") is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services in the Arcadia, San Gabriel, Irvine, Anaheim, and Milpitas, California locations of 99 Ranch Market. All of our in-store branches are located in Southern California, except for the Milpitas branch, which is located in Northern California. We expect to open additional branches in targeted locations in Southern California during 2003.

        On January 20, 2003, the Bank officially opened its first overseas office in Beijing, China. The Beijing representative office will serve to further build its existing international banking capabilities. In addition to facilitating traditional letters of credit and trade finance business, the Beijing office will allow the Bank to assist existing clients, as well as develop new business relationships. Through this office, the Bank intends to focus on growing its Export-Import lending volume by aiding domestic exporters in identifying and developing new sales opportunities to China-based customers as well as capture additional letters of credit business generated from China-based exports through broader correspondent banking relationships with a variety of Chinese financial institutions.

        On March 14, 2003, the Bank completed its acquisition of Pacific Business Bank for an aggregate cash price of $25.0 million. Pacific Business Bank operated four branches located in Santa Fe Springs, Carson, El Monte, and South El Monte. The Bank acquired approximately $110.1 million in loans and $134.9 million in deposits.

        At December 31, 2002, the Bank had three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. At December 31, 2002, the Bank's total investment in E-W Services, Inc. was $9.5 million. The second subsidiary, East-West Investments, Inc., is a California corporation organized by the Bank in 1972. East-West Investments, Inc. primarily acts as a trustee in connection with real estate secured loans. At December 31, 2002, the Bank's total investment in East-West Investments, Inc. was $84,000. The third subsidiary, East West Mortgage Securities, LLC, is a California limited liability company organized by the Bank in September 2002. East West Mortgage Securities, LLC acts primarily as a special purpose entity in connection with private label securitization activities. At December 31, 2002, the Bank's total investment in East West Mortgage Securities, LLC, was $4.7 million.

        On December 30, 2002, the Bank dissolved its wholly owned subsidiary EWSC Holdings, LLC, a California limited liability company organized in 2000. EWSC Holdings, LLC, owned 100% of the voting shares of East West Securities Company, Inc. (the "Fund"). The Fund was incorporated under the general laws of the State of Maryland on July 13, 2000 as a closed-end, non-diversified management investment company registered under the Investment Company Act of 1940, as amended, and was the sole member in six limited liability companies-EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC, and EW Assets 6, LLC (the "LLCs"). These companies invested primarily in loans originated by the Bank and money market deposit accounts. Pursuant to the dissolution of EWSC Holdings, LLC, all interests in East West Securities Company, Inc., EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC, and EW Assets 6, LLC were also dissolved. Upon dissolution, the assets of these companies were distributed to the Bank.

Banking Services

        The Bank was the third largest commercial bank headquartered in Los Angeles County, California as of December 31, 2002, and one of the largest banks in the United States that focuses on the Chinese-American community. Through its network of 39 retail branches, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and Master Card and Visa merchant deposit services.

        The Bank's lending activities include residential and commercial real estate, construction, commercial, trade finance, account receivables, small business administration ("SBA"), inventory and working capital loans. It provides commercial loans to small and medium-sized businesses with annual revenues that generally range from several million to $200 million. In addition, the Bank provides short-term trade finance facilities for terms of less than one year primarily to U.S. importers and manufacturers doing business in the Asia Pacific region. The Bank's commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses.

        The Company's management has identified four principal operating segments within the organization: retail banking, commercial lending, treasury, and residential lending. Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank's branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the northern and southern California production offices. The treasury department's primary focus is managing the Bank's investments, liquidity, and interest rate risk; while the residential lending segment is mainly responsible for the Bank's portfolio of single family and multifamily loans.

Market Area and Competition

        The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, the San Francisco Bay area, the Silicon Valley area in Santa Clara County and Alameda County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent periods. Based on information provided by the California State Department of Finance, there were an estimated 4.3 million Asians and Pacific Islanders residing in California as of March 2001. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets and cultures, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian and ethnic Chinese communities, provide us with an advantage in competing for customers in our market area.

        The banking and financial services industry in California generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1. Business—Economic Conditions, Government Policies, Legislation and Regulation."

        The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. The Bank has 39 offices located in the following counties: Los Angeles, Orange, San Francisco, Santa Clara and Alameda. Neither the deposits nor loans of the offices of the Bank exceed 1% of the deposits or loans of all financial services companies located in the counties in which it operates.

Recently Issued Accounting Standards

        For information regarding the recently issued accounting standards, see Note 1, entitled "Summary of Significant Accounting Policies," to the Company's consolidated financial statements presented elsewhere herein.

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's profitability, like that of most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment. Additionally, the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

        The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal

Reserve System (the "FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies cannot be predicted.

        From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See "Item 1. BUSINESS—Supervision and Regulation."

Supervision and Regulation

  General

        Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations that relate to the operations of the Company. The description is qualified in its entirety by reference to the applicable laws and regulations.

  The Company

        The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of the Company and its subsidiaries.

        The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

        Further, the Company is required by the FRB to maintain certain levels of capital. See "Item 1. BUSINESS—Supervision and Regulation—Capital Standards."

        The Company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required for the merger or consolidation of the Company and another bank holding company.

        The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both.

        The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries will be subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

        The Company's securities are registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

  Financial Holding Companies

        Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

  •
  securities underwriting;

  •
  dealing and market making;

  •
  sponsoring mutual funds and investment companies;

  •
  insurance underwriting and agency sales;

  •
  merchant banking; and

  •
  activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act ("CRA").

        Failure to sustain compliance with the financial holding company election requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No FRB approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in those activities determined by the FRB that are financial in nature or incidental to activities that are financial in nature, including but not limited to:

  •
  lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

  •
  providing any devise or other instrumentality for transferring money or other financial assets; or

  •
  arranging, effecting or facilitating financial transactions for the account of third parties.

        A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        The Company elected to become a financial holding company on July 17, 2000.

  The Bank

        As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The Commissioner separately has many of the same remedial powers.

  The Sarbanes-Oxley Act of 2002

        On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

  •
  the creation of a five-member oversight board appointed by the SEC that will set standards for accountants and have investigative and disciplinary powers;

  •
  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

  •
  increased penalties for financial crimes;

  •
  expanded disclosure of corporate operations and internal controls and certification of financial statements;

  •
  enhanced controls on and reporting of insider trading; and

  •
  statutory separations between investment bankers and analysts.

        We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

  USA Patriot Act of 2001

        On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws in addition to current requirements and requires various regulations, including:

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;

  •
  standards for verifying customer identification at account opening;

  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

  •
  the filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a board approved customer identification program implementing reasonable procedures for:

  •
  verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

  •
  maintaining records of the information used to verify the person's identity; and

  •
  determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

        Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations to have a material impact on our operations.

  Financial Services Modernization Legislation

        General.    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLBA"). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

        The law also:

  •
  broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

  •
  provided an enhanced framework for protecting the privacy of consumer information;

  •
  adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

  •
  modified the laws governing the implementation of the Community Reinvestment Act; and

  •
  addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        We do not believe that the GLBA will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

        Merchant Banking Restrictions.    While the BHCA generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, the GLBA authorizes merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

  •
  the investment may only be held for a period of time to enable the resale of the investment (generally current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds); and

  •
  while the investment is held by the financial holding company, the investing financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale.

        In addition, there are limits on bank funding of portfolio companies owned by the bank's parent financial holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and do not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

        Furthermore, in December 2001, federal regulators adopted new capital requirements for merchant banking activities and certain other equity investments. The rule employs a sliding scale based on each banking organization's aggregate equity investments in non-financial entities and Tier 1 capital, requiring banks or holding companies to hold regulatory capital equal to:

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

        Expanded Bank Activities.    The GLBA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

        A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in satisfactory compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of

45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

        The GLBA also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the GLBA, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

        Privacy.    Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

  •
  annual notices of their privacy policies to current customers; and

  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

        These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since the GLBA's enactment, a number of states have implemented their own versions of privacy laws. The Company has implemented its privacy policies in accordance with the law.

  Dividends and Other Transfers of Funds

        Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $106.0 million at December 31, 2002. In addition, the Bank's regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

  Transactions with Affiliates

        The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. BUSINESS—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms."

  Capital Standards

        The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

        These guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital" for information regarding the Company's regulatory capital ratios at December 31, 2002.

        In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

  Predatory Lending

        The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically, predatory lending involves at least one, and perhaps all three, of the following elements:

  •
  making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending");

  •
  inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); and

  •
  engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

        On October 1, 2002, FRB regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

  •
  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities;

  •
  subordinate-lien loans of 10 percentage points above Treasury securities; and

  •
  fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

        In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn't be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

        The Bank is unable at this time to determine the impact of these rule changes and potential state action in this area on its financial condition or results of operation.

  Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, the Company and the Bank exceeded the required ratios for classification as "well capitalized."

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

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized—without the express permission of the institution's primary regulator.

  Safety and Soundness Standards

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

  Premiums for Deposit Insurance

        Through the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

        FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF"). The assessment rates currently range from zero to 27 basis points per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996. Any increase in assessments or the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase.

        The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Company's subsidiary depository institutions could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institutions involved.

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at $0.0168 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

  Interstate Banking and Branching

        The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain State restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

  Community Reinvestment Act and Fair Lending Developments

        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

        A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in May 2001, the Bank received a "Satisfactory" rating.

  Federal Reserve System

        The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2002, the Bank was in compliance with these requirements.

Allowance for Loan Losses

        We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio.

        We utilize several methodologies to determine the allocated component of the allowance. The two primary methodologies, the individual loan review analysis methodology and the classification migration model, provide the basis for determining the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses.

        The individual loan review analysis method provides a contemporaneous assessment of the loan portfolio by incorporating individual asset evaluations prepared by both our credit administration department and an independent external credit review group. Specific monitoring policies and procedures are applied in analyzing the existing loan portfolios which vary according to relative risk profile. Residential single family and consumer loans are relatively homogeneous and no single loan is individually significant in terms of size or probable risk of loss. Therefore, residential and consumer portfolios are analyzed as a pool of loans, and individual loans are criticized or classified based solely on performance. In contrast, the monitoring process for multifamily, commercial real estate, construction, and commercial business loans include a periodic review of individual loans. Depending on loan size and type, loans are reviewed at least annually, and more frequently if warranted by circumstances. For instance, loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. Real estate loans and commercial business loans which are subject to individual loan review, and out-of-cycle individually reviewed loans, are monitored based on problem loan indicators such as delinquencies, loan covenant or reporting violations, and property tax status. The estimated exposure and subsequent chargeoffs that result from these individual loan reviews provide the basis for loss factors assigned to the various loan categories.

        The classification migration model looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. For each quarter during the period analyzed, each loan pool, except for consumer loans which are analyzed as a homogeneous pool, is further segregated into various risk-rating categories based on current internal asset classifications. The internal asset classification categories we utilize are "pass," "watch II," "special mention," "substandard," "doubtful" and "loss." The risk-rating categories are then evaluated through the present to determine the amount and timing of losses that are probable of occurring. In performing our quarterly migration analysis, we analyze net losses, or gross loan chargeoffs reduced by loan recoveries, for each quarter during the preceding five years to create a series of loss ratios. The numerators of these ratios are the net losses during the quarter in which the applicable losses and recoveries occurred and the denominators are the outstanding balances of each risk-rating category at each quarter-end. These ratios determine the historical loss rates to be applied to each risk-rating category in the current period. The loss factors represent the probability of a loan in any given risk-rating category migrating to loss.

        While the amount of losses actually observed can vary significantly from estimated amounts derived from the model, the loss migration model is designed to be self-correcting by taking into account our recent loss experience. The migration model allows us to make adjustments to the calculated results; some of which affect the historical loss factor calculated by the model and others that affect the model's estimated reserve amount. These qualitative adjustments may be used to simulate positive or negative trends, economic conditions or internal control strengths and weaknesses. Furthermore, we also utilize minimum loss factors as a self-correcting mechanism to better reflect the loss potential associated with the various portfolios and to preclude the application of loss factors derived from migration analysis, which may be correct from a historical perspective, but in reality do not appropriately measure the risk of a portfolio given current loan originations, in terms of volume and size of loan, industry concentrations, and/or the economy. And finally, another mechanism that we may utilize involves the establishment of specific allowances for certain loans for which management believes the probability of loss to be in excess of the amount determined by the application of the migration model. These specific allowances for individual loans are incorporated into the migration model to determine the overall allowance requirement.

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

        In addition, we have deemed it necessary to provide an allowance to mitigate the foreign transaction risk associated with credit lines extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of various countries ranging from BBB+ to AAA. Further, we have also set aside an amount that is approximately 5% of the required allowance amount to take into consideration the recessionary state of the national economy and the uncertain economic outlook in the foreseeable future. A third and final element consists of an amount that is approximately 10% of the required allowance amount. This last element recognizes that a certain degree of estimation risk is associated with the classification migration and individual loan review analysis methodologies.

Employees

        East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2002, the Bank had a total of 526 full-time employees and 43 part-time employees and the Agency had a total of 12 full-time employees. Employees are not represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

Website

        The Company also maintains an internet website at eastwestbank.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after the Company files such reports with the Securities and Exchange Commission. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

Risk Factors That May Affect Future Results

        In addition to other information contained in this report, the following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company:

        Our California business focus and economic conditions in California could adversely affect our operations.    The Company's operations are located primarily in California. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in this area. A deterioration in economic conditions or a natural or manmade disaster in the Company's market area could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services, and its financial condition and results of operations.

        Changes in market interest rates could adversely affect our earnings.    The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. The Company anticipates that interest rates may continue to decrease should the FRB continue to lower rates. Significant fluctuations in interest rates may have a material adverse affect on the Company's financial condition and results of operations.

        We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations.    The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

        Failure to integrate recently acquired banks may adversely affect our performance.    The Company's financial performance and profitability depends on our ability to manage our recent growth and possible future growth. Although we believe we can integrate the business and operations of recently acquired banks, there can be no assurance that the assimilation of these recently acquired institutions will not adversely affect us. In addition, any future acquisitions and our continued growth may present operating and other problems that could have an adverse effect on our financial condition and results of operations.

        Competition may adversely affect our performance.    The banking and financial services businesses in the Company's market areas are highly competitive. The Company faces competition in attracting deposits and in making loans. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The results of the Company in the future may differ depending on the nature or level of competition.

        If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.    A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results of operations.

ITEM 2. PROPERTIES

        The Company currently neither owns nor leases any real or personal property. The Company uses the premises, equipment, and furniture of the Bank. The Agency also currently conducts its operations in the main office of the Bank. The Company is currently reimbursing the Bank for the Agency's use of this facility. The Bank owns the land and buildings at 9 of its 39 branch offices and all of its administrative locations, with the exception of the space occupied by the Mortgage Division and the Peninsula Commercial Lending Center. Those locations include:

Office Name	Address	Owned/Leased
Alhambra Main	1881 West Main Street Alhambra, CA 91801	Owned
Alhambra Valley	403 West Valley Boulevard Alhambra, CA 91803	Owned
Anaheim (In store)	651 North Euclid Street Anaheim, CA 92801	Leased
Arcadia	200 East Duarte Road Arcadia, CA 91006	Owned
Arcadia (In store)	1300 South Golden West Avenue Arcadia, CA 91007	Leased
Carson	22020 South Avalon Boulevard Carson, CA 90745	Leased
City of Industry	18645 East Gale Avenue, Suite 100 City of Industry, CA 91748	Leased
Commercial Loan Center	475 Huntington Drive San Marino, CA 91108	Owned
Cupertino	10945 Wolfe Road Cupertino, CA 95014	Leased
Diamond Bar	379 South Diamond Bar Boulevard Diamond Bar, CA 91765	Leased

El Monte	9550 Flair Drive El Monte, CA 91731	Leased
Geary	4355 Geary Boulevard San Francisco, CA 94118	Leased
Glendale	520 North Central Avenue Glendale, CA 91203	Leased
Headquarters	415 Huntington Drive San Marino, CA 91108	Owned
Irvine (In store)	5402 Walnut Avenue Irvine, CA 92604	Leased
Lincoln Heights	2601 North Broadway Los Angeles, CA 90031	Owned
Los Angeles—Chinatown	942 North Broadway Los Angeles, CA 90012	Leased
Los Angeles—Downtown	624 South Grand Avenue Los Angeles, CA 90017	Leased
Milpitas	678 Barber Lane Milpitas, CA 95035	Leased
Milpitas (In Store)	338 Barber Lane Milpitas, CA 95035	Leased
Montebello	2825 Via Campo Montebello, CA 90640	Leased
Monterey Park	720 West Garvey Avenue Monterey Park, CA 91754	Leased
Mortgage Division	1635 West Main Street Alhambra, CA 91801	Leased
Oakland	369 9th Street Oakland, CA 94607	Leased
Peninsula Commercial Lending	199 California Drive, Suite 205 Millbrae, CA 94030	Leased
Rolling Hills	27421 Hawthorne Boulevard Palos Verdes, CA 90274	Owned
Rosemead	8168 East Garvey Avenue Rosemead, CA 91770	Leased
Rowland Heights	18458 Colima Road Rowland Heights, CA 91748	Leased
San Francisco—Chinatown	1241 Stockton Street San Francisco, CA 94133	Leased
San Gabriel (In store)	140 West Valley Blvd. San Gabriel, CA 91776	Leased
San Marino	805 Huntington Drive San Marino, CA 91108	Owned

Silverlake	2496 Glendale Boulevard Los Angeles, CA 90039	Owned
South Pasadena	1001 Fair Oaks Avenue South Pasadena, CA 91030	Owned
Tarzana	18321 Ventura Boulevard Tarzana, CA 91356	Leased
Torrance	23670 Hawthorne Boulevard Torrance, CA 90505	Owned
West Los Angeles	1900 Avenue of the Stars Los Angeles, CA 90067	Leased
Westminster	9032 Bolsa Avenue Westminster, CA 92683	Leased

        The Bank also leases the building that houses its representative office in Beijing, China. The representative office is located at Bright China Chang An Building, Room 609, No. 7 Jiangguomen Nei Avenue, Dong Cheng District, Beijing, 100005, China.

        Further, as a result of our acquisition of Pacific Business Bank in March 2003, we added the following banking locations:

Office Name	Address	Owned/Leased
Carson	510 West Carson Street Carson, CA 90745	Leased
North El Monte	3920 North Peck Road El Monte, CA 91732	Leased
Santa Fe Springs	10100 Pioneer Boulevard #1000 Santa Fe Springs, CA 90670	Leased
South El Monte	1127 South Santa Anita Avenue South El Monte, CA 91733	Leased

        As of December 31, 2002, the Company's investment in premises and equipment totaled $23.9 million. The Company's total occupancy expense, inclusive of furniture and equipment expense, for the year ended December 31, 2002, was $10.3 million. The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations. For more information regarding the Company's investment in and expenses related to its premises and equipment, see Notes 9 and 16 entitled "Premises and Equipment" and "Commitments and Contingencies," respectively, of the 2002 Annual Report which is incorporated herein by reference.

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

        During the fourth quarter of 2002, no matters were submitted to shareholders for a vote.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth, as of February 28, 2003, the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age(1)	Position with Company or Bank
Dominic Ng	44	Chairman of the Board, President, and Chief Executive Officer of the Company and the Bank
Julia Gouw	43	Executive Vice President and Chief Financial Officer of the Company and the Bank
Douglas Krause	46	Executive Vice President, General Counsel, and Secretary of the Company and the Bank
Donald Chow	51	Executive Vice President and Director of Commercial Lending of the Bank
Michael Lai	52	Executive Vice President, Northern California
William Lewis	60	Executive Vice President and Chief Credit Officer of the Bank
Robert Bulseco	57	Executive Vice President

(1)
As of February 28, 2003

Biographical Information

        The principal occupation during the past five years of each executive officer is set forth below. All executive officers have held their present positions for at least five years, unless otherwise stated.

        Dominic Ng has served as a director since 1991, as President and Chief Executive Officer of the Bank since 1992, and was elected Chairman of the Board in 1998. Mr. Ng has held the same positions with the Company since its formation. Prior to joining the Bank, he was President and CEO of Seyen Investment Inc. He also spent over a decade as a CPA at Deloitte & Touche LLP. Mr. Ng serves on the Board of ESS Technology, Inc. and of PacifiCare Health Systems, Inc. He also serves on the boards of the California Bankers' Association and the Anderson School at UCLA.

        Julia Gouw has served as Executive Vice President and Chief Financial Officer of the Bank since 1994 and as a director of the Bank since 1997, and has held these same positions with the Company since its formation. Prior to joining the Bank in 1989 as Vice President and Controller, Ms. Gouw was a Senior Audit Manager with KPMG LLP. She is on the Board of Visitors of UCLA School of Medicine, the Board of Directors of Huntington Memorial Hospital, and is a member of the Financial Executives' Institute and the California Society of CPAs.

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

        Michael Lai joined the Bank in October 2000 as Executive Vice President of our Northern California operations. Mr. Lai has over 25 years of experience in banking serving in a variety of positions. Before joining the Bank, Mr. Lai managed several private investments and provided consulting services to various financial institutions related to business organization and financing issues. Prior to that, Mr. Lai served as President, Chief Executive Officer, and Director of United Savings Bank from 1994 to 1996, and as Senior Vice President, Chief Credit Officer and Director from 1991 to 1994. Mr. Lai has also worked in various management capacities for financial institutions located in New York and Hong Kong.

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

        Robert Bulseco joined the Bank in January 2001 as Executive Vice President through our acquisition of Prime Bank. Before joining the Bank, Mr. Bulseco served as President, Chief Financial Officer and Director for Prime Bank since 1998. Prior to that, Mr. Bulseco served as President, Chief Operating Officer, and Director at Metrobank from 1979 to 1996 and as Vice President and Chief Administrative Officer at Union Bank from 1970 to 1979.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        East West Bancorp, Inc. commenced trading on the Nasdaq National Market on February 8, 1999 under the symbol "EWBC." The following table sets forth the range of sales prices for the Company's common stock for each of the quarters in the two years ended December 31, 2002:

	Years Ended December 31,
	2002		2001
	High	Low	High	Low
First quarter	$29.70	$24.85	$26.00	$18.38
Second quarter	38.00	28.95	27.00	16.38
Third quarter	38.06	30.26	26.75	21.64
Fourth quarter	37.00	28.00	26.93	18.85

        The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the periods indicated. The closing price of our common stock on February 28, 2003 was $33.25 per share, as reported by the Nasdaq National Market.

Holders

        As of February 25, 2003, there were 274 holders of record of the Company's common stock.

Dividends

        We declared and paid cash dividends of $0.0675 and $0.03 per share during each of the four quarters of 2002 and 2001, respectively. We declared a dividend of $0.10 per share in the first quarter of 2003. Refer to "Item 1. BUSINESS—Regulation and Supervision—Restrictions on Transfer of Funds to the Company by the Bank" for information regarding dividend payment restrictions.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

	2002	2001	2000	1999	1998
	(In Thousands, Except Per Share Data)
Summary of Operations:
Interest and dividend income	$166,213	$182,698	$186,080	$148,027	$126,708
Interest expense	48,979	83,348	96,593	76,142	71,043

Net interest income	117,234	99,350	89,487	71,885	55,665
Provision for loan losses	10,200	6,217	4,400	5,439	5,356

Net interest income after provision for loan losses	107,034	93,133	85,087	66,446	50,309
Noninterest income	25,462	21,591	14,968	14,693	10,027
Noninterest expense	63,680	62,124	49,960	39,509	32,626

Income before provision for income taxes	68,816	52,600	50,095	41,630	27,710
Provision for income taxes	20,115	13,730	14,628	13,603	9,682

Income before cumulative effect of change in accounting principle	48,701	38,870	35,467	28,027	18,028

Cumulative effect of change in accounting principle, net of tax	788	(87)	—	—	—

Net income	$49,489	$38,783	$35,467	$28,027	$18,028

Basic earnings per share	$2.10	$1.68	$1.58	$1.23	$0.76
Diluted earnings per share	$2.01	$1.61	$1.53	$1.22	$0.76
Dividends per share	$0.27	$0.12	$0.12	$0.12	$—
Average number of shares outstanding, basic	23,596	23,033	22,448	22,757	23,775
Average number of shares outstanding, diluted	24,630	24,054	23,168	22,895	23,775
At Year End:
Total assets	$3,321,489	$2,825,303	$2,485,971	$2,152,630	$2,058,160
Loans receivable, net	2,313,199	2,132,838	1,789,988	1,486,641	1,100,579
Investment securities	531,607	323,099	488,290	496,426	682,436
Deposits	2,926,352	2,417,974	1,948,562	1,500,529	1,292,937
Federal Home Loan Bank advances	34,000	104,000	268,000	482,000	563,000
Stockholders' equity	302,117	244,415	186,149	150,080	150,830
Shares outstanding	23,882	23,376	22,661	22,423	23,775
Book value per share	$12.65	$10.46	$8.21	$6.69	$6.34
Financial Ratios:
Return on assets	1.63%	1.47%	1.51%	1.35%	1.00%
Return on equity	18.29	17.73	21.57	18.96	12.83
Dividend payout ratio	12.87	7.13	7.60	9.74	—
Average stockholders' equity to average assets	8.92	8.26	7.02	7.12	7.80
Net interest margin	4.11	3.98	4.03	3.62	3.22
Efficiency ratio(1)	40.07	45.22	40.91	40.56	46.52
Asset Quality Ratios:
Net chargeoffs to average loans	0.11%	0.21%	0.22%	0.17%	0.11%
Nonperforming assets to year end total assets	0.37	0.20	0.30	0.75	0.99
Allowance for loan losses to year end total gross loans	1.50	1.28	1.31	1.38	1.47

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

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Our significant accounting principles are described in Note 1 of the consolidated financial statements and are essential to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Some of our accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

        The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

  Investment Securities

        The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements. Under SFAS No. 115, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders' equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to its investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. We did not have any impaired investment securities during 2002.

  Allowance for Loan Losses

        Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers'

sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers' background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we will enhance our methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein including the section "Loans and Allowance for Loan Losses."

  Accrued Income Taxes

        We estimate tax expense based on the amount we expect to owe various tax authorities. Taxes are discussed in more detail in Note 15 of the consolidated financial statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

  Goodwill

        The nature and accounting for goodwill is discussed in detail in Notes 1 and 10 of the consolidated financial statements. Assigned goodwill is subject to a market value recoverability test that records a loss if the value of goodwill is less than the amount recorded in the financial statements. Estimating the value of goodwill requires assumptions regarding future cash flows and comparable business valuations.

  Accounting Standards

        Our accounting for hedging activities, securitizations and off-balance sheet special purpose entities requires significant judgment in interpreting and applying the accounting principles related to these matters. Judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and the applicable hedge criteria, the accounting for the transfer of financial assets and extinguishments of liabilities in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" (SFAS 140) and the determination of when certain special purpose entities should be consolidated in the Company's balance sheet and statement of income. For a more complete discussion of these principles, see Notes 1, 4 and 8 of the consolidated financial statements. The remainder of management's discussion and analysis of the Company's results of operations and financial position should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere herein.

Results of Operations

        We reported net income of $49.5 million for 2002, compared with $38.8 million for 2001 and $35.5 million for 2000, representing an increase of 28% for 2002 and 9% for 2001. On a per diluted share basis, net income was $2.01, $1.61 and $1.53 for 2002, 2001 and 2000, respectively. During 2002, the increase in net earnings is primarily attributable to higher net interest income and noninterest-related revenues, partially offset by higher provision for loan losses, operating expenses and provision for income taxes. Earnings in 2001 improved over 2000 primarily due to higher net interest income and higher noninterest-related revenues and lower provision for income taxes, partially offset by higher provision for loan losses and operating expenses. Our return on average total assets increased to 1.63% in 2002, compared to 1.47% in 2001 and 1.51% in 2000, while the annualized return on average stockholders' equity increased to 18.29% in 2002, compared with 17.73% in 2001 and 21.57% in 2000.

  Components of Net Income

	2002	2001	2000
	(In millions)
Net interest income	$117.2	$99.3	$89.5
Provision for loan losses	(10.2)	(6.2)	(4.4)
Noninterest income	25.5	21.6	15.0
Noninterest expense	(63.7)	(62.1)	(50.0)
Provision for income taxes	(20.1)	(13.7)	(14.6)
Cumulative effect of change in accounting principle	0.8	(0.1)	—

Net income	$49.5	$38.8	$35.5

Return on average total assets	1.63%	1.47%	1.51%

Net Interest Income

        Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income in 2002 totaled $117.2 million, an 18% increase over net interest income of $99.3 million in 2001.

        Total interest and dividend income during 2002 decreased 9% to $166.2 million compared with $182.7 million during 2001 primarily due to lower yields on all categories of earning assets and by the reduced volume of investment securities and investment in FHLB stock. Despite a 15% growth in average earning assets during 2002, it was not enough to compensate for the impact of significantly lower interest yields on earning assets compared to the previous year. Growth in our average loan and short-term investment portfolio, partially offset by decreases in investment securities and FHLB stock, triggered the growth in average earning assets. The net growth in average earning assets was funded largely by increases in time deposits, noninterest-bearing demand deposits, interest-bearing checking accounts, and saving deposits.

        Total interest expense during 2002 decreased 41% to $49.0 million compared with $83.3 million a year ago. The decrease in interest expense is attributable to lower rates paid on substantially all categories of interest-bearing liabilities compounded by a lower volume of FHLB advances and short-term borrowings.

        Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 13 basis points to 4.11% in 2002, compared with 3.98% in 2001. As a result of the carryover effects of several interest rate cuts since the beginning of 2001, the overall yield on earning assets decreased 151 basis points to 5.82% in 2002, compared to 7.33% in 2001. Similarly, our overall cost of funds in 2002 decreased 183 basis points to 2.24% in response to the declining interest rate environment, compared to 4.07% for 2001. The increase in the net interest margin reflects our continued reliance on noninterest-bearing demand deposits as a significant funding source, as evidenced by a 56% increase in such deposits during 2002 in comparison to the prior year.

        Comparing 2001 to 2000, our net interest margin decreased 5 basis points to 3.98% in 2001, compared to 4.03% in 2000. The contraction in our interest margin during 2001 was caused by the disproportional effect on asset yields and cost of funds of significant declines in market interest rates during the year. The lag in the repricing of our considerable portfolio of time deposits unfavorably impacted our net interest margin as yields on earning assets reacted more instantaneously to the progressive downward trend in interest rates during 2001.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$156,739	$2,806	1.79%	$77,820	$3,158	4.06%	$12,483	$960	7.69%
Investment securities(1)(2)(3)	379,668	13,916	3.67%	429,790	23,410	5.45%	513,126	32,521	6.34%
Loans receivable(1)(4)	2,309,909	148,978	6.45%	1,974,857	155,480	7.87%	1,670,981	150,985	9.04%
FHLB stock	9,110	513	5.63%	10,861	650	5.98%	21,794	1,614	7.41%

Total interest-earning assets	2,855,426	166,213	5.82%	2,493,328	182,698	7.33%	2,218,384	186,080	8.39%

Noninterest-earning assets:
Cash and due from banks	66,081			55,280			47,343
Allowance for loan losses	(31,579)			(25,971)			(23,893)
Other assets	144,138			124,288			101,109

Total assets	$3,034,066			$2,646,925			$2,342,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$212,281	$1,409	0.66%	$159,679	$1,968	1.23%	$108,228	$1,398	1.29%
Money market accounts	163,789	2,237	1.37%	170,090	4,848	2.85%	107,130	3,836	3.58%
Savings deposits	241,894	930	0.38%	213,098	2,442	1.15%	218,455	4,213	1.93%
Time deposits	1,453,295	38,999	2.68%	1,352,342	64,688	4.78%	1,164,671	63,201	5.43%
Short-term borrowings	3,393	76	2.24%	20,096	1,056	5.25%	31,009	2,065	6.66%
FHLB advances	87,040	3,064	3.52%	109,630	6,076	5.54%	325,656	20,503	6.30%
Junior subordinated debt securities	20,750	2,264	10.91%	20,750	2,270	10.94%	12,686	1,377	10.85%

Total interest-bearing liabilities	2,182,442	48,979	2.24%	2,045,685	83,348	4.07%	1,967,835	96,593	4.91%

Noninterest-bearing liabilities:
Demand deposits	546,332			349,330			185,731
Other liabilities	34,666			33,165			24,953
Stockholders' equity	270,626			218,745			164,424

Total liabilities and stockholders' equity	$3,034,066			$2,646,925			$2,342,943

Interest rate spread			3.58%			3.26%			3.48%

Net interest income and net interest margin		$117,234	4.11%		$99,350	3.98%		$89,487	4.03%

(1)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $1.7 million, $83 thousand and $704 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. Also includes the amortization of deferred loan fees totaling $1.5 million, $1.5 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(2)
Average balances exclude unrealized gains or losses on available for sale securities.

(3)
The yields are not presented on a tax-equivalent basis as the effects are not material.

(4)
Average balances include nonperforming loans.

Analysis of Changes in Net Interest Margin

        Changes in our net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the years indicated. The total change for each category of interest-earning asset and interest-bearing liability is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute this table.

	Year Ended December 31,
	2002 vs. 2001			2001 vs. 2000
		Changes Due to			Changes Due to
	Total Change	Volume(1)	Rates(1)	Total Change	Volume(1)	Rates(1)
INTEREST-EARNING ASSETS:
Short-term investments	$(352)	$2,049	$(2,401)	$2,198	$2,416	$(218)
Investment securities	(9,494)	(2,495)	(6,999)	(9,111)	(4,884)	(4,227)
Loans receivable, net	(6,502)	24,070	(30,572)	4,495	15,373	(10,878)
FHLB stock	(137)	(100)	(37)	(964)	(697)	(267)

Total interest and dividend income	$(16,485)	$23,524	$(40,009)	$(3,382)	$12,208	$(15,590)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(559)	$524	$(1,083)	$570	$631	$(61)
Money market accounts	(2,611)	(173)	(2,438)	1,012	1,550	(538)
Savings deposits	(1,512)	293	(1,805)	(1,771)	(101)	(1,670)
Time deposits	(25,689)	4,521	(30,210)	1,487	5,621	(4,134)
Short-term borrowings	(980)	(580)	(400)	(1,009)	(631)	(378)
FHLB advances	(3,012)	(1,087)	(1,925)	(14,427)	(12,222)	(2,205)
Junior subordinated debt securities	(6)	—	(6)	893	893	—

Total interest expense	$(34,369)	$3,498	$(37,867)	$(13,245)	$(4,259)	$(8,986)

CHANGE IN NET INTEREST INCOME	$17,884	$20,026	$(2,142)	$9,863	$16,467	$(6,604)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $10.2 million for 2002 compared to $6.2 million for 2001 and $4.4 million for 2000. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

  Components of Noninterest Income

	2002	2001	2000
	(In millions)
Branch fees	$6.19	$5.35	$4.84
Ancillary loan fees	5.93	4.13	1.85
Letters of credit fees and commissions	5.64	4.32	4.35
Net gain on sales of loans	1.95	1.09	—
Net gain on sales of securitized loans	0.33	—	—
Net gain on sales of securities available for sale	0.01	2.05	0.12
Net gain (loss) on trading securities	—	0.41	(0.02)
Net gain on disposal of fixed assets	0.04	0.15	—
Net gain on sale of affordable housing investments	—	—	1.28
Amortization of negative intangibles	—	0.26	0.42
Other	5.37	3.83	2.13

Total	$25.46	$21.59	$14.97

        Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and affordable housing investments, net gains on trading securities and disposals of fixed assets, amortization of negative intangibles and other miscellaneous noninterest-related revenues.

        Noninterest income increased 18% to $25.5 million during 2002 due to higher branch service-related fees, higher ancillary loan fees, higher letters of credit fees and commissions and higher net gain on sales of loans and other miscellaneous income. Also included in noninterest income for 2002 is $328 thousand in net gains related to the private-label securitization of residential single family loans during the third quarter of 2002. There were no such gains recorded in 2001.

        Partially offsetting these increases to noninterest income during 2002 are lower net gains on sales of available-for-sale securities amounting to $13 thousand in 2002, compared to $2.0 million during 2001, and lower net gain on disposal of fixed assets amounting to $43 thousand in 2002, compared to $148 thousand during 2001. Further offsetting increases to noninterest income during 2002 are the absence of gains on trading securities and the amortization of negative intangibles. This compares to $413 thousand in net gains on trading securities and $255 thousand in negative intangible amortization recorded during 2001. We adopted the provisions of SFAS No. 142 effective January 1, 2002 which required companies to cease amortizing goodwill that existed at June 30, 2001. As a consequence of adopting SFAS No. 142, the remaining balance of negative goodwill of $1.4 million at December 31, 2001 was recorded as a cumulative effect of a change in accounting principle, net of related tax effects, effective January 1, 2002. The total amortization expense for negative goodwill amounted to $94 thousand during 2001.

        Branch fees, which represent revenues derived from branch operations, amounted to $6.2 million in 2002, a 16% increase from the $5.4 million earned in 2001. The increase in branch fees is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts, increased commissions from sales of alternative investment products, including mutual funds and annuities, and higher revenues from wire transfer transactions due to increased volume.

        Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 30% to $5.6 million in 2002, from $4.3 million in 2001. The increase in letters of credit fees and commissions is predominantly due to higher fees related to additional issuances of standby letters of credit during 2002.

        Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting, and secondary market-related activities. Ancillary loan fees increased 44% to $5.9 million in 2002, compared to $4.1 million in 2001, primarily due to intensified secondary marketing activities prompted by the current interest rate environment in 2002 which favored the origination of fixed-rate mortgages over adjustable-rate mortgages. Additionally, a significant increase in residential mortgage loan originations during 2002, as compared to 2001, also contributed to higher loan fees in 2002. Residential mortgage originations in 2002, excluding whole loan purchases, increased 57% over 2001 levels, primarily due to a high volume of refinances propelled by lower interest rates.

        Other noninterest income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases increased 40% to $5.4 million in 2002, from $3.8 million in 2001. The increase in other noninterest income is primarily due to higher interest income on officer life insurance policies amounting to $1.9 million in 2002, compared to $1.3 million in 2001. At December 31, 2002, the aggregate cash surrender value of the Company's officer life insurance policies amounted to $57.8 million compared to $27.3 million at December 31, 2001. The sizeable increase in the aggregate cash surrender value of life insurance policies primarily represents the purchase of additional insurance contracts used to fund our benefit obligation under the Supplemental Executive Retirement Plan ("SERP") adopted by the Company during 2002. We also recorded $1.5 million in insurance commissions and other insurance-related service fee income generated through our subsidiary, East West Insurance Agency, Inc. Comparatively in 2001, we recorded revenues totaling $1.1 million related to the activities of the Agency. Further contributing to other noninterest income are revenues from leased equipment totaling $1.0 million in 2002, compared to $847 thousand recorded in 2001. These revenues represent income from equipment leased to third parties in connection with operating leases entered into by the Company. Operating leases, net of accumulated depreciation, totaled $1.3 million and $2.1 million at December 31, 2002 and 2001, respectively.

        Other contributions to noninterest income include $2.0 million and $1.1 million in net gain on sales of loans for 2002 and 2001, respectively.

        Comparing 2001 to 2000, noninterest income increased 44% to $21.6 million. Contributing to the increase in noninterest income in 2001 is a 1563% increase in net gain on sales of available-for-sale securities, a 124% increase in ancillary loan fees, an 11% increase in branch service-related fee income, and an 80% increase in other noninterest income attributable primarily to insurance related fees and commissions, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Included in noninterest income in 2001 were $1.1 million in net gain on sales of loans and $148 thousand in net gain from the sale a building and associated leasehold improvements. There were no such gains recorded in 2000. Further contributing to the increase in noninterest income was a $413 thousand net gain on trading securities during 2001, compared with a $16 thousand net loss recorded during 2000. Partially offsetting these increases were a 39% decrease in the amortization of negative intangibles due to the adoption of SFAS No. 142 and a 1% decrease in letters of credit fees and commissions. Moreover, included in noninterest income in 2000 was $1.3 million in net gain from sales of investments in affordable housing partnerships. There were no such gains recorded in 2001.

Noninterest Expense

  Components of Noninterest Expense

	2002	2001	2000
	(In millions)
Compensation and other employee benefits	$25.76	$25.13	$20.29
Net occupancy	10.26	9.90	7.56
Amortization of affordable housing investments	4.70	3.78	4.08
Amortization of positive intangibles	1.81	3.77	3.32
Data processing	1.71	1.78	1.78
Deposit insurance premiums and regulatory assessments	0.62	0.55	0.46
Other real estate owned operations, net	—	0.03	(0.17)
Other	18.82	17.18	12.64

Total	$63.68	$62.12	$49.96

Efficiency Ratio(1)	40%	45%	41%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses slightly increased 3% to $63.7 million during 2002, compared to $62.1 million during 2001.

        Compensation and employee benefits increased 2% to $25.8 million in 2002, compared to $25.1 million in 2001, due primarily to the opening of four 99 Ranch Market in-store branches during 2002, an increase in performance-based bonus accruals, as well as the impact of annual salary adjustments and related cost increases for existing employees.

        Occupancy expenses increased 4% to $10.3 million during 2002, compared with $9.9 million during 2001. The increase in occupancy expenses is primarily due to adjusted monthly lease payments for a branch location to coincide with current market terms. Further contributing to increased occupancy expenses were the opening of four 99 Ranch Market in-store branches during 2002 and the impact of normal rent adjustments in existing leases.

        The amortization of investments in affordable housing partnerships increased 24% to $4.7 million during 2002, compared with $3.8 million in 2001. The increase in amortization expense reflects the $7.5 million in additional affordable housing investment purchases made since year-end 2001. Total investments in affordable housing partnerships amounted to $23.8 million as of December 31, 2002, compared to $21.0 million as of December 31, 2001.

        Deposit insurance premiums and regulatory assessments increased 13% to $621 thousand in 2002, compared with $552 thousand in 2001. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") average assessment rate to 1.75 basis points during 2002, compared to 1.90 basis points during 2001, deposit insurance premiums increased during 2002 as a result of the significant growth in the Bank's assessable deposit base.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 10% to $18.8 million in 2002, compared with $17.2 million in 2001. The increase in other operating expenses is due primarily to our continued organic growth.

        Partially offsetting these increases to noninterest expense is a decrease in amortization expense related to positive intangibles, which include premiums on deposits acquired and excess of purchase price over fair value of net assets acquired ("goodwill"). Amortization expense on positive intangibles decreased 52% to $1.8 million during 2002, from $3.8 million in 2001. The decrease in amortization expense of positive intangibles is primarily due to the absence of amortization expense related to positive goodwill as a consequence of adopting SFAS No. 142 effective January 1, 2002. Premiums on acquired deposits continue to be amortized straightline over a period of 7 to 10 years.

        Since we had no OREO properties during 2002, no income or expenses related to OREO operations were recorded during 2002. This compares to net OREO income of $34 thousand recorded in 2001. Net revenues or expenses from OREO operations include net rental income collected from OREO properties and net gains or losses on subsequent sales.

        Comparing 2001 to 2000, noninterest expense increased $12.2 million, or 24%, to $62.1 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $4.8 million, or 24%, primarily due to the acquisition of Prime Bank in mid-January 2001 as well as continued investment in our operating infrastructure, predominantly in the lending area; (2) an increase in occupancy expenses of $2.3 million, or 31%, primarily reflecting the operations for the Century City, California branch location acquired through Prime Bank and increased rent expense attributed to our Oakland and Millbrae, California locations which were both opened during 2001; (3) an increase in the amortization of positive intangibles amounting to $448 thousand, or 14%, primarily due to the acquisition of Prime Bank; (4) an increase in deposit insurance premiums and regulatory assessments of $94 thousand, or 21%, as a result of the significant growth in the Bank's assessable deposit base; and (5) an increase in other operating expenses of $4.5 million, or 36%, due primarily to our continued expansion, which includes the acquisition of Prime Bank, as well as continued investment in our operating infrastructure. Partially offsetting these increases in noninterest expense during 2001, as compared to 2000, were a decrease of $208 thousand, or 120%, in net income from OREO operations primarily due to lower net gains on sales of OREO properties and a decrease of $299 thousand, or 7%, in the amortization of investments in affordable housing investments. The decrease in affordable housing investment amortization reflects the impact of two sale transactions totaling $9.3 million in February 2000 and September 2000, partially offset by $3.9 million in additional investment purchases made since year-end 2000. Total investments in affordable housing partnerships amounted to $21.0 million as of December 31, 2001, compared to $19.7 million as of December 31, 2000.

        The Company's efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), decreased to 40% in 2002, compared to 45% in 2001. The decrease reflects efficiencies realized in our operations from infrastructure investments made in the past two years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

        The provision for income taxes increased 47% to $20.1 million in 2002, compared with $13.7 million in 2001. The increase in the provision for income taxes is primarily attributable to a 31% increase in pretax earnings during 2002.

        The provision for income taxes in 2002 reflects state tax benefits achieved through East West Securities Company, Inc., a regulated investment company that we formed and funded in July 2000. We dissolved East West Securities Company, Inc. on December 30, 2002 and have received formal notification from the Securities and Exchange Commission that the Fund has been officially deregistered. As such, the realization of state tax benefits through this regulated investment company will cease effective January 1, 2003. The provision for income taxes in 2002 also reflects the utilization of affordable housing tax credits totaling $5.3 million, compared to $4.3 million utilized in 2001. The 2002 provision reflects an effective tax rate of 29.2%, compared with 26.1% for 2001. The increase in the effective tax rate during 2002 reflects the decrease in state tax benefits realized during 2002, in comparison to 2001.

        Comparing 2001 to 2000, the provision for income taxes decreased 6% to $13.7 million, compared to $14.6 million in 2000. Despite an increase in pretax income during 2001, the decrease in the provision for income taxes reflects a full year of state tax benefits achieved through East West Securities Company, Inc., a registered investment company. The provision in 2000 reflects an effective tax rate of 29.2% and tax credits from affordable housing investments of $3.9 million.

Balance Sheet Analysis

        Our total assets increased $496.2 million, or 18%, to $3.32 billion, as of December 31, 2002, relative to total assets at year-end 2001. The increase in total assets was due primarily to a $208.5 million increase in investment securities available-for-sale, a $180.4 million growth in net loans receivable, a $70.9 million increase in cash and cash equivalents, and $35.8 million increase in other assets. The increase in total assets was funded by increases of $508.4 million in deposits, partially offset by decreases in FHLB advances of $70.0 million.

Investment Securities Held for Trading

        Investment securities held for trading are typically investment grade securities which are generally held by the Bank for a period of seven days or less. There were no net gains from trading securities recorded during 2002. This compares with $413 thousand in net trading gains recorded during 2001. There were no outstanding trading account securities at December 31, 2002 and 2001.

Investment Securities Available-for-Sale

        Income from investing activities provides a significant portion of our total income. We generally maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio consists primarily of mutual funds invested in short-term government and corporate securities, U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and corporate debt and equity securities. We currently classify our entire investment portfolio as available-for-sale. These securities are carried at their estimated fair values.

        We have a sizeable investment in residential mortgage-backed securities, consisting of pass-through certificates issued by GNMA, FHLMC, FNMA and private issuers. As of December 31, 2002, the carrying value of mortgage-backed securities totaled $159.4 million, or 5% of total assets. At December 31, 2002, we held $118 thousand, $5.6 million, $59.6 million, and $94.1 million of mortgage-backed securities issued by GNMA, FHLMC, FNMA and private issuers, respectively. Mortgage-backed securities with a total carrying value of $147.3 million, or 92% of the total portfolio, had adjustable interest rates at December 31, 2002.

        Total investment securities available-for-sale increased 65% to $531.6 million as of December 31, 2002. Partially contributing to the increase in investment securities available-for-sale is the securitization of $159.7 million in residential single family loans in September 2002. We sold $50 million of these securities to an independent third party, while the remaining $109.7 million was retained by us as part of available-for-sale portfolio. Total repayments and proceeds from sales of available-for-sale securities amounted to $285.5 million and $720 thousand, respectively, during 2002. Proceeds from repayments and sales were applied towards additional investment securities purchases, repayments of short-term borrowings and FHLB advances, and funding a portion of loan originations and loan purchases made during 2002. We recorded net gains totaling $13 thousand and $2.0 million on sales of available-for-sale securities during 2002 and 2001, respectively. At December 31, 2002, $366.2 million of investment securities available-for-sale were pledged as collateral for public funds.

        The following table sets forth the carrying values of investment securities available-for-sale at December 31, 2002, 2001 and 2000:

	At December 31,
	2002	2001	2000
	(In thousands)
Mutual funds	$—	$10,714	$—
U.S. Treasury securities	28,769	78,112	8,429
U.S. Government agency securities	281,491	8,443	67,382
Mortgage-backed securities	159,410	191,331	384,678
Obligations of states and political subdivisions	—	—	201
Corporate securities	57,190	34,499	27,600
Residual interest in securitized loans	4,747	—	—

Total investment securities available for sale	$531,607	$323,099	$488,290

        The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available-for-sale portfolio at December 31, 2002:

	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$3,304	1.56%	$25,465	2.95%	$—	—%	$—	—%	$28,769	2.79%
U.S. Gov't agency securities	—	—%	281,491	3.35%	—	—%	—	—%	281,491	3.35%
Mortgage-backed securities	—	—%	—	—%	5,949	5.30%	153,461	3.07%	159,410	3.15%
Corporate securities	31,281	4.26%	—	—%	—	—%	25,909	2.74%	57,190	3.57%
Residual interest on securitized loans	—	—%	4,747	2.35%	—	—%	—	—%	4,747	2.35%

Total	$34,585	4.00%	$311,703	3.30%	$5,949	5.30%	$179,370	3.02%	$531,607	3.28%

        In September 2002, we formed East West Mortgage Securities, LLC, a limited liability company, to issue $159.7 million of mortgage-backed securities in a securitization of our performing residential single family loan portfolio. A significant portion of these securities were rated AAA by Standard & Poor's and Aaa by Moody's. In the securitization, we sold residential single family loans to East West Mortgage Securities, LLC for a cash purchase price and an interest in the loans securitized in the form of excess spread, or residual interest. We sold $50.0 million of the securities to an independent third party, while retaining the remaining $109.7 million in our available-for-sale investment securities portfolio. The pre-tax gain resulting from the securitization of the loans totaled $647 thousand. We recognized $202 thousand of this gain in earnings upon the partial sale of the securities to a third party. The remaining $444 thousand in pre-tax gain generated from the securitization of these loans was recorded in stockholders' equity as a component of accumulated other comprehensive income, net of tax. At December 31, 2002, $185 thousand of deferred gain from the securitization remained in the stockholders' equity as a component of accumulated other comprehensive income, net of tax.

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

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we recorded changes in the fair value of the residual interest as unrealized gain or loss in accumulated other comprehensive income or loss, net of tax, until realized. At December 31, 2002, the fair value of residual interest in securitized loans amounted $4.7 million.

        At December 31, 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flow, and the sensitivity of the value to immediate adverse changes in those assumptions is as follow:

December 31, 2002
(Dollars in thousands, except percentages)
Fair value of retained interest	$4,747
Weighted average life (in years)	1.90
Prepayment speed assumptions (constant prepayment rate)	40.0%
Impact on fair value of 10% adverse change	$(177.9)
Impact on fair value of 20% adverse change	$(352.6)
Expected credit losses (annual rate)	1.1%
Impact on fair value of 10% adverse change	$(101.8)
Impact on fair value of 20% adverse change	$(203.3)
Residual cash flow discount rate (annual)	20.0%
Impact on fair value of 10% adverse change	$(63.8)
Impact on fair value of 20% adverse change	$(125.8)
Interest rate on variable rate loans and bonds (forward LIBOR curve)
Impact on fair value of 10% adverse change	$(281.4)
Impact on fair value of 20% adverse change	$(563.0)

        These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value of the residual are based on a variation in assumptions and generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumptions on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such changes, the results of operations may be materially affected.

Loans

        We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential mortgage loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business loans which include trade finance products, and consumer loans. Net loans receivable increased $180.4 million, or 9% to $2.31 billion at December 31, 2002. The growth in loan volume during 2002 was funded primarily through deposit growth and through repayments and sales of investment securities available-for-sale.

        Single family residential mortgage loan originations were boosted by a high volume of refinances resulting from lower interest rates. Loan demand in other loan categories throughout 2002 was moderate to strong. The growth in loans is comprised of increases in multifamily loans of $251.1 million or 67%, commercial real estate loans of $114.5 million or 13%, construction loans of $14.3 million or 9%, trade finance products of $2.8 million or 3%, automobile loans of $2.2 million or 16%, and consumer loans, including home equity lines of credit, of $38.6 million or 66%.

Approximately 81%, or $150.3 million, of the growth in loans can be attributed to whole loan purchases from various financial institutions. Whole loan purchases during 2002 were comprised of $26.4 million in single family loans, $121.2 million in multifamily loans, and $2.7 million in commercial real estate loans.

        Partially offsetting the growth in the aforementioned loan categories was a decrease in single family loans of $208.0 million or 66% and commercial business loans, excluding trade finance products of $29.8 million or 73%. The decrease in single family loans was primarily due to a securitization of $159.7 million in September 2002, a portfolio sale of $39.1 million in October 2002 and a FNMA securitization of $35.1 million in December 2002.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential, one to four units	$108,508	4.6%	$316,504	14.7%	$334,775	18.5%	$278,161	18.4%	$270,444	24.2%
Residential, multifamily	628,303	26.8%	377,224	17.5%	323,469	17.8%	311,193	20.6%	167,545	15.0%
Commercial and industrial real estate	983,481	42.0%	868,989	40.2%	640,713	35.3%	518,074	34.4%	358,850	32.0%
Construction	176,221	7.5%	161,953	7.5%	118,241	6.5%	122,363	8.1%	78,922	7.0%

Total real estate loans	1,896,513	80.9%	1,724,670	79.9%	1,417,198	78.1%	1,229,791	81.5%	875,761	78.2%

Other loans:
Business, commercial	336,371	14.3%	363,331	16.8%	350,282	19.3%	248,865	16.5%	223,318	20.0%
Automobile	15,890	0.7%	13,714	0.6%	6,409	0.4%	5,284	0.4%	4,972	0.4%
Other consumer	97,034	4.1%	58,413	2.7%	40,547	2.2%	23,834	1.6%	15,156	1.4%

Total other loans	449,295	19.1%	435,458	20.1%	397,238	21.9%	277,983	18.5%	243,446	21.8%

Total gross loans	2,345,808	100.0%	2,160,128	100.0%	1,814,436	100.0%	1,507,774	100.0%	1,119,207	100.0%

Unearned fees, premiums, and discounts, net	2,683		267		(600)		(289)		(2,122)
Allowance for loan losses	(35,292)		(27,557)		(23,848)		(20,844)		(16,506)

Loan receivable, net	$2,313,199		$2,132,838		$1,789,988		$1,486,641		$1,100,579

        Residential Mortgage Loans.    We offer first mortgage loans secured by one-to-four unit residential properties located in our primary lending area. At December 31, 2002, $108.5 million or 5% of the loan portfolio was secured by one-to-four family residential real estate mortgages, compared to $316.5 million or 15% at December 31, 2001. During 2002, our secondary marketing activities benefited from the declining interest rate environment which favored the origination of fixed rate loans over adjustable rate loans. Substantially all new fixed-rate single family residential loans originated in 2002 were sold into the secondary market. In a rising interest rate environment, we anticipate a contraction in our secondary marketing activities.

        Multifamily and Commercial Real Estate Loans.    We continue to place emphasis in the origination of multifamily and commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily and commercial real estate loans accounted for $628.3 million or 27% and $983.5 million or 42%, respectively, of our loan portfolio at December 31, 2002. At year-end 2001, multifamily and commercial real estate loans amounted to $377.2 million or 18% and $869.0 million or 40%, respectively.

        Construction Loans.    We offer loans to finance the construction of income-producing or owner-occupied buildings. At December 31, 2002, construction loans accounted for $176.2 million or 8% of our loan portfolio. This compares with $162.0 million or 8% of the loan portfolio at December 31, 2001.

        Commercial Business Loans.    We finance small and middle-market businesses in a wide spectrum of industries throughout California. We offer commercial loans for working capital, accounts receivable and inventory lines. At December 31, 2002, commercial business loans accounted for $246.8 million or 11% of our loan portfolio compared to $276.6 million or 13% at December 31, 2001.

        We also offer a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. A substantial portion of this business involves California-based customers engaged in import activities.

        At December 31, 2002, loans to finance international trade totaled $89.6 million or 4% of our loan portfolio. Of this amount, almost all loans were made to borrowers on the import side of international trade. At December 31, 2002, such loans amounted to $86.8 million or 4% of our loan portfolio, compared with $56.3 million or 3% at December 31, 2001. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated.

        Affordable Housing.    We are engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which generally are eligible for federal low income housing tax credits. As of December 31, 2002, we had outstanding $284.6 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $217.6 million as of year-end 2001. Credit facilities for individual projects generally range in size from $1 million to $10 million.

        Contractual Maturity of Loan Portfolio.    The following table presents the maturity schedule of our loan portfolio at December 31, 2002. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $4.8 million are included in the within one year category, and the remainder of nonaccrual loans amounting to $4.1 million are included in the after one but within five years category.

	Within One Year	After One but within Five Years	More than Five Years	Total
	(In thousands)
Residential, one to four units	$10,492	$16,920	$81,096	$108,508
Residential, multifamily	19,749	111,610	496,944	628,303
Commercial and industrial real estate	147,594	586,659	249,228	983,481
Construction	147,706	28,515	—	176,221
Business, commercial	264,534	62,270	9,567	336,371
Other consumer	20,558	12,911	79,455	112,924

Total	$610,633	$818,885	$916,290	$2,345,808

        As of December 31, 2002, excluding nonaccrual loans, outstanding loans scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

	Within One Year	After One but within Five Years	More than Five Years	Total
	(In thousands)
Total fixed rate	$89,891	$199,226	$17,643	$306,760
Total variable rate	1,750,712	285,295	3,041	2,039,048

Total	$1,840,603	$484,521	$20,684	$2,345,808

Nonperforming Assets

        Loans are continually monitored by management and the Board of Directors. Our policy is to place a loan on nonaccrual status if either (i) principal or interest payments are past due in excess of 90 days; or (ii) the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. Nonaccrual loans that demonstrate a satisfactory payment trend for several months are returned to full accrual status subject to management's assessment of the full collectibility of the account.

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.37% and 0.20% at December 31, 2002 and 2001, respectively. Nonaccrual loans, which include loans 90 days or more past due, totaled $8.9 and $3.7 million at December 31, 2002 and 2001, respectively. Comparing year-end 2002 to year-end 2001, loans totaling $8.7 million were placed on nonaccrual status. These additions to nonaccrual loans were offset by $1.2 million in gross chargeoffs, $2.1 million in payoffs and principal paydowns and $99 thousand in loans that were brought current. Additions to nonaccrual loans during 2002 were comprised of $3.9 million in multifamily loans, a $324 thousand commercial real estate loan, $2.6 million in commercial business loans, $1.4 million in trade finance loans, and $409 thousand in finance leases.

        Restructured loans and loans that have had their original terms modified totaled $3.3 million at December 31, 2002, compared with $2.1 million at year-end 2001. The increase in restructured loans is due to the addition of two commercial real estate loans totaling $2.2 million, partially offset by $985 thousand in payoffs and principal paydowns.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had no OREO properties at December 31, 2002 and 2001. Two single family residential OREO properties were sold during 2001 for a combined gain of $20 thousand.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
		(Dollars in thousands)
Nonaccrual loans	$8,855	$3,658	$3,652	$10,933	$9,762
Loans past due 90 days or more but not on nonaccrual	—	—	—	—	129

Total nonperforming loans	8,855	3,658	3,652	10,933	9,891

Restructured loans	3,304	2,119	2,972	4,700	5,936
Other real estate owned, net	—	—	801	577	4,600

Total nonperforming assets	$12,159	$5,777	$7,425	$16,210	$20,427

Total nonperforming assets to total assets	0.37%	0.20%	0.30%	0.75%	0.99%
Allowance for loan losses to nonperforming loans	398.55%	753.34%	653.01%	190.65%	166.88%
Nonperforming loans to total gross loans	0.38%	0.17%	0.20%	0.73%	0.88%

        We evaluate impairment of loans according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses.

        At December 31, 2002, we classified $12.2 million of our loans as impaired, compared with $7.3 million at December 31, 2001. There were no specific reserves on impaired loans at December 31, 2002, compared with $1.1 million at December 31, 2001. Our average recorded investment in impaired loans during 2002 and 2001 were $13.1 million and $10.1 million, respectively. During 2002 and 2001, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $995 thousand and $1.1 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $783 thousand and $808 thousand, respectively.

Allowance for Loan Losses

        We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While management believes that the allowance for loan losses is adequate at December 31, 2002, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the year. At December 31, 2002, the allowance for loan losses amounted to $35.3 million, or 1.50% of total loans, compared with $27.6 million, or 1.28% of total loans, at December 31, 2001. The $7.7 million increase in the allowance for loan losses at December 31, 2002, from year-end 2001, resulted from $10.2 million in additional loss provisions, and $2.5 million in net chargeoffs recorded during the year.

        The provision for loan losses of $10.2 million recorded in 2002 represents a 64% increase from the $6.2 million in loss provisions recorded during 2001. Net chargeoffs amounting to $2.5 million represent 0.11% of average loans outstanding during 2002. This compares to net chargeoffs of $4.1 million, or 0.21% of average loans outstanding, during 2001. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 9% during 2002, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business and construction loans.

        The following table summarizes activity in the allowance for loan losses for the periods indicated:

	At or for the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Allowance balance, beginning of year	$27,557	$23,848	$20,844	$16,506	$12,273
Allowance from acquisition	—	1,550	2,256	1,150	—
Provision for loan losses	10,200	6,217	4,400	5,439	5,356
Charge-offs:
1-4 family residential real estate	—	—	46	26	196
Multifamily real estate	—	—	—	44	588
Commercial and industrial real estate	—	—	3	—	60
Business, commercial	3,423	5,920	4,511	2,786	1,689
Automobile	113	8	32	19	130
Other	4	—	—	2	3

Total charge-offs	3,540	5,928	4,592	2,877	2,666

Recoveries:
1-4 family residential real estate	40	77	227	17	172
Multifamily real estate	522	1,296	9	207	1
Commercial and industrial real estate	130	60	7	29	845
Business, commercial	324	435	660	358	480
Automobile	58	2	34	14	45
Other	1	—	3	1	—

Total recoveries	1,075	1,870	940	626	1,543

Net charge-offs	2,465	4,058	3,652	2,251	1,123

Allowance balance, end of year	$35,292	$27,557	$23,848	$20,844	$16,506

Average loans outstanding	$2,309,909	$1,974,857	$1,670,981	$1,306,306	$1,004,477

Total gross loans outstanding, end of year	$2,345,808	$2,160,128	$1,814,436	$1,507,774	$1,119,207

Net charge-offs to average loans	0.11%	0.21%	0.22%	0.17%	0.11%
Allowance for loan losses to total gross loans at end of year	1.50%	1.28%	1.31%	1.38%	1.47%

        Our total allowance for loan losses is comprised of two components: allocated and unallocated. We utilize several methodologies to determine the allocated portion of the allowance and to test overall adequacy. The two primary methodologies, the classification migration model and the individual loan review analysis methodology, provide the basis for determining allocations between the various loan categories as well as the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses.

        The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	At December 31,
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$386	4.6%	$184	14.7%	$142	18.5%	$345	18.4%	$500	24.2%
Multifamily real estate	3,142	26.8%	1,914	17.5%	1,768	17.8%	2,735	20.6%	2,435	15.0%
Commercial and industrial real estate	7,748	42.0%	8,221	40.2%	4,472	35.3%	3,110	34.4%	1,373	32.0%
Construction	4,410	7.5%	3,024	7.5%	2,370	6.5%	2,597	8.1%	2,339	7.0%
Business, commercial	14,494	14.3%	10,248	16.8%	10,461	19.3%	9,244	16.5%	7,679	20.0%
Automobile	40	0.7%	39	0.6%	23	0.4%	30	0.4%	45	0.4%
Consumer and other	115	4.1%	8	2.7%	21	2.2%	9	1.6%	22	1.4%
Other risks	4,957	—	3,919	—	4,591	—	2,774	—	2,113	—

Total	$35,292	100.0%	$27,557	100.0%	$23,848	100.0%	$20,844	100.0%	$16,506	100.0%

        Allocated reserves on single family loans increased $202 thousand, or 110%, to $386 thousand at December 31, 2002 as a result of minimum loss rates established for single family residential loans, partially offset by a 66% decrease in volume related to two securitization transactions and a portfolio sale that occurred during the third and fourth quarters of 2002. Due to a rise in delinquencies and foreclosure activity in this loan category over the past several months, minimum loss rates on single family loans have been established as follows: 15 basis points for "pass" loans, 5% for "special mention" loans, and 15% for "substandard" loans. Prior to the quarter ended June 30, 2002, allocated reserves on single family loans were based solely on historical loss rates. Actual historical losses on single family loans have declined over time, representing only 1 basis point for "pass" single family loans as of March 31, 2002 and 2 basis points for "pass" single family loans as of December 31, 2001. However, despite the decreasing loss trend in this loan category, management has determined that historical loss rates on single family loans, while correct from a historical perspective, do not appropriately reflect the current risk of the portfolio. Given the size of this loan category and the increased volume of current loan originations, compounded by rising delinquency and foreclosure trends, we have deemed it prudent to establish minimum loss rates on single family loans to better reflect the loss potential associated with this loan category.

        Allocated reserves on multifamily loans increased $1.2 million, or 64%, to $3.1 million as of December 31, 2002 primarily due to a 67% increase in the volume of loans in this loan category from year-end 2001 level. Further, the volume of classified multifamily loans rated "substandard" increased to $5.3 million at December 31, 2002, compared to $2.6 million at December 31, 2001, respectively.

        Despite a 13% increase in the volume of commercial real estate loans at December 31, 2002 from year-end 2001 levels, allocated loss reserves on these loans decreased $473 thousand, or 6%, to $7.7 million. This is primarily due to the decrease in the concentration risk allocation ratio for hotels and motels to 1.5% as of December 31, 2002, compared with 3% as of December 31, 2001. The hotel industry concentration risk allocation has been adjusted downward based on annual financial information received pertaining to 2001 operations which, in general, do not appear to reflect a significant or continuing adverse effect related to the events of September 11th. However, since the 2001 financials largely reflect operations prior to September 11th, it is difficult to assess the true impact of this tragedy on hotel/motel operations until we receive annual statements pertaining to 2002. As such, we have deemed it prudent to maintain a 1.5% hotel concentration risk allocation on such loans until more updated financial information can be obtained from borrowers. Further contributing to the decrease in allocated reserves on commercial real estate loans is the absence of criticized (i.e. rated "special mention") loans relative at December 31, 2002. This compares with $5.9 million in commercial real estate loans rated "special mention" loans at December 31, 2001. Partially offsetting the adjustment to the hotel concentration risk allocation and the absence of "special mention" loans is an increase in "substandard" commercial real estate loans at December 31, 2002. Commercial real estate loans rated "substandard" totaled $4.9 million at December 31, 2002, compared with $1.2 million at December 31, 2001.

        Allocated reserves on construction loans increased $1.4 million, or 46%, to $4.4 million at December 31, 2002 primarily due to an increase in minimum loss rates for construction loans rated "pass." Several factors warrant an increase in the minimum loss rate for "pass" construction loans as follows: (1) recent borrower difficulty in obtaining permanent takeout financing for commercial and industrial properties; (2) an increase in loan extensions granted to borrowers to complete building construction and/or lease up of premises; and (3) a sizeable concentration in commercial office buildings, representing 25% of the Bank's construction loan portfolio at December 31, 2002. Industry reports have indicated that commercial office buildings, particularly in Southern California and the Bay Area, continue to experience increased vacancies and lower rental rates brought on by a weak leasing market since the last quarter of 2001. For these reasons, management has deemed it prudent to raise the minimum loss rate on construction loans rated "pass" to 2% as of June 30, 2002, from 1% as of December 31, 2001. Furthermore, construction loans rated special mention increased to $5.0 million at December 31, 2002. There were no criticized or classified construction loans at December 31, 2001.

        Allocated reserves on commercial business loans increased $4.2 million, or 41%, to $14.5 million at December 31, 2002, primarily due to an increase in the minimum loss rate for commercial business loans rated "pass" commencing in the quarter ended March 31, 2002. Based on the increasing size and rate of recent losses that we have experienced in this loan category, management has deemed it prudent to raise the minimum loss rate on such loans to 2%, compared to 1% at December 31, 2001. Further contributing to higher allocated reserves in this loan category, is the increase in criticized and classified (i.e. rated "substandard" or "doubtful"). Criticized and classified commercial business loans totaled $7.9 million and $19.0 million at December 31, 2002, compared to $4.1 million and $13.9 million at December 31, 2001, respectively.

        Allocated reserves on consumer loans increased $107 thousand, or 1338%, to $115 thousand as of December 31, 2002. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is directly correlated to the increase in minimum loss rates on single family loans.

        The allowance for loan losses of $35.3 million at December 31, 2002 exceeded the allocated allowance by $5.0 million, or 14% of the total allowance. This compares to an unallocated allowance of $3.9 million, or 14%, as of December 31, 2001. The $5.0 million unallocated allowance at December 31, 2002 is comprised of three elements. First, we have set aside $311 thousand for foreign transaction risk associated with credit lines totaling $85.7 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 5.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries ranging from BBB+ to AAA. The second element, which accounts for approximately $1.5 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the recessionary state of the national economy. Despite concerted efforts by the government to stimulate the economy through various tax cuts and incentives and through its aggressive policy of lowering interest rates, the previous year has been characterized by eroding consumer confidence, increasing jobless rates, substantial shortfalls in sales and earnings, business closures and company downsizing. This economic downturn was exacerbated by the tragedy of September 11th and, more recently, by corporate scandals linked to various large companies and the possibility of war in the Middle East. The economic forecast in the foreseeable future is not positive. In consideration of this uncertain economic outlook, we have deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The third and final element, which accounts for approximately $3.0 million, or approximately 10% of the allocated allowance amount of $30.3 million at December 31, 2002, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

        We offer a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 52% and 54% of the deposit portfolio at December 31, 2002 and 2001, respectively. Non-time deposits, which include noninterest bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts, accounted for the remaining 48% and 46% of the deposit portfolio at December 31, 2002 and 2001, respectively.

        Deposits increased $508.4 million, or 21%, to $2.93 billion at December 31, 2002. This deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $212.5 million, or 40%, interest-bearing checking accounts of $34.3 million, or 17%, money market accounts of $3.3 million, or 2%, savings deposits of $36.6 million, or 17%, and time deposits of $221.7 million, or 17%. The increases can be attributed to continued momentum from various promotions, as well as carryover benefits from the Prime Bank acquisition.

        Although we occasionally promote certain time deposit products, our efforts are largely concentrated in increasing the volume of low-cost transaction accounts that generate higher fee income and are a less costly source of funds in comparison to time deposits. Included in time deposits at December 31, 2002 are $92.7 million of brokered deposits, compared with $41.3 million as of December 31, 2001.

        Public deposits increased 5% to $159.5 million as of December 31, 2002, compared with $151.6 million at year-end 2001. The balance of public funds at December 31, 2002 is comprised almost entirely of deposits from the State of California. Notwithstanding the increases in public deposits during 2002, the Bank's principal market strategy continues to be based on its reputation as a community bank that provides quality products and personal customer service.

        Time deposits greater than $100 thousand totaled $897.0 million, accounting for 31% of the deposit portfolio at December 31, 2002. These accounts, consisting primarily of deposits by consumers and public funds, had a weighted average interest rate of 2.38% at December 31, 2002. The following table provides the remaining maturities at December 31, 2002 of time deposits greater than $100 thousand (in thousands):

3 months or less	$417,857
Over 3 months through 6 months	208,067
Over 6 months through 12 months	178,737
Over 12 months	92,378

Total	$897,039

Borrowings

        We utilize short-term borrowings and FHLB advances to manage our liquidity position. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. There were no outstanding short-term borrowings at December 31, 2002 and 2001.

        FHLB advances decreased 67% to $34.0 million as of December 31, 2002, a decrease of $70.0 million from December 31, 2001. The decrease in FHLB advances resulted primarily from the application of sales proceeds on investment securities and loans receivable to partially pay down outstanding advances. The growth in core deposits further contributed to the decrease in the utilization of FHLB advances as a funding source during 2002. At December 31, 2002 and 2001, FHLB advances had a weighted average interest rate of 5.45% and 3.22%, respectively. Only $20.0 million, or 59% of outstanding FHLB advances at December 31, 2002, had remaining maturities greater than one year.

Capital Resources

        Our primary source of capital is the retention of net after tax earnings. At December 31, 2002, stockholders' equity totaled $302.1 million, a 24% increase from $244.4 million as of December 31, 2001. The increase is due primarily to: (1) net income of $49.5 million during 2002; (2) net issuance of common stock totaling $5.1 million, representing 472,077 shares, from the exercise of stock options and stock warrants; (3) net issuance of common stock totaling $958 thousand, or 43,284 shares, in connection with the Company's Employee Stock Purchase Program; (4) stock compensation costs amounting to $181 thousand related to the Company's Restricted Stock Award Program; (5) tax benefits of $4.7 million resulting from the exercise of nonqualified stock options; (6) an increase of $3.4 million in unrealized gains on available-for-sale securities; and (7) an increase of $185 thousand in deferred gains from the securitization of residential single family loans. These transactions were offset by (1) repurchases of $10 thousand, or 968 shares of common stock, resulting from forfeitures of restricted stock awards; and (2) payment of regular quarterly cash dividends totaling $6.4 million.

        We are committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiary are financially sound. The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At December 31, 2002, the Bank's Tier 1 and total capital ratios were 10.2% and 11.5%, respectively, compared to 9.8% and 11.0%, respectively, at December 31, 2001. The following table compares the Company's and the Bank's actual capital ratios at December 31, 2002, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.9%	11.5%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	10.6%	10.2%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.0%	8.6%	4.0%	5.0%

        On August 30, 2001, we entered into a ten-year agreement with 99 Ranch Market to provide in-store retail banking services to their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Washington, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. In conjunction with this agreement, we issued 300,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share. These warrants will vest over six years and are intended to provide direct benefit to 99 Ranch Market executives that make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants was $2.7 million. We do not anticipate a material increase in overhead expenses or capital investments as a result of this agreement with 99 Ranch Market.

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

        During the years ended December 31, 2002 and 2001, we experienced net cash inflows of $32.0 million and $67.6 million, respectively, from operating activities. Net cash inflows from operating activities during 2002 and 2001 were primarily due to net income earned during the year. Moreover, proceeds from the sale of loans held for sale also contributed to operating cash inflows in 2002 and 2001. Partially offsetting operating cash inflows for 2002 is the purchase of additional officer life insurance contracts totaling $30.8 million. Interest received on these policies is used to fund the liability associated with the Company's newly adopted SERP Plan related to certain of our executive officers.

        Net cash outflows from investing activities totaled $397.6 million and $71.9 million during 2002 and 2001, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments and net sales proceeds from investment securities available-for-sale as well as proceeds from the sale of loans receivable. Cash acquired through the purchase of Prime Bank in January 2001 also contributed to cash from investing activities during 2001.

        We experienced net cash inflows from financing activities of $436.6 million during 2002 primarily due to the growth in deposits partially offset by repayments of FHLB advances and dividends paid on the Company's common stock. During 2001, the growth in deposits and short-term borrowings, partially offset by repayments on FHLB advances and short-term borrowings, largely accounted for net cash inflows from financing activities of $165.6 million.

        As a means of augmenting our liquidity, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2002, our available borrowing capacity includes approximately $165.4 million in repurchase arrangements, $92.0 million in federal funds line facilities, and $47.5 million in unused FHLB advances. Management believes our liquidity sources to be stable and adequate. At December 31, 2002, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

        The liquidity of the parent company, East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the year ended December 31, 2002 and 2001, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $6.8 million for each year. As of December 31, 2002, approximately $106.0 million of undivided profits of the Bank were available for dividends to the Company.

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

        Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2002 and 2001, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
+200	12.8%	13.1%	0.7%	(0.5)%
+100	7.3%	7.7%	1.4%	1.0%
-100	(6.2)%	(6.9)%	(0.6)%	(2.1)%
-200	(12.7)%	(13.2)%	(2.0)%	(5.4)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2002 and 2001. At December 31, 2002 and 2001, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

        The primary analytical tool used by the Bank to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model. Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves. The model also factors in projections of anticipated activity levels by product line and takes into account our increased ability to control rates offered on deposit products in comparison to its ability to control rates on adjustable-rate loans tied to published indices.

        The following tables provide the outstanding principal balances and the weighted average interest rates of our non-derivative financial instruments as of December 31, 2002. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	2003	2004	2005	2006	2007	After 2007	Total	Fair Value at December 31, 2002
	(Dollars in thousands)
Assets:
Short-term investments	$195,000	$—	$—	$—	$—	$—	$195,000	$195,000
Weighted average rate	1.25%	—%	—%	—%	—%	—%	1.25%
Investment securities available-for-sale (fixed rate)	$41,093	$28,061	$276,021	$894	$551	$534	$347,154	$353,620
Weighted average rate	4.09%	3.27%	3.66%	6.00%	5.97%	5.94%	3.69%
Investment securities available-for-sale (variable rate)	$176,233	$—	$—	$—	$—	$—	$176,233	$173,240
Weighted average rate	3.25%	—%	—%	—%	—%	—%	3.25%
Total gross loans	$1,848,318	$233,605	$98,303	$91,492	$55,647	$18,443	$2,345,808	$2,379,376
Weighted average rate	5.60%	7.06%	6.99%	7.31%	7.02%	7.46%	5.92%
Liabilities:
Checking accounts	$230,769	$—	$—	$—	$—	$—	$230,769	$230,769
Weighted average rate	0.37%	—%	—%	—%	—%	—%	0.37%
Money market accounts	$167,148	$—	$—	$—	$—	$—	$167,148	$167,148
Weighted average rate	1.00%	—%	—%	—%	—%	—%	1.00%
Savings deposits	$256,995	$—	$—	$—	$—	$—	$256,995	$256,995
Weighted average rate	0.12%	—%	—%	—%	—%	—%	0.12%
Time deposits	$1,383,287	$125,602	$11,340	$8,015	$1,305	$—	$1,529,549	$1,536,731
Weighted average rate	2.16%	3.39%	4.08%	4.30%	4.02%	—%	2.29%
FHLB advances	$14,000	$20,000	$—	$—	$—	$—	$34,000	$35,413
Weighted average rate	5.94%	5.11%	—%	—%	—%	—%	5.45%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$25,024
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We sometimes use derivative financial instruments, primarily interest rate swap and interest rate cap agreements, as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders' equity. The use of derivatives has been declining since 1999, and derivatives have not had a material effect on our operating results or financial position.

        We entered into interest rate swap agreements for the purpose of converting fixed rate brokered certificates of deposits to floating rate liabilities. The gross notional amount of interest rate swap agreements totaled $30.0 million at December 31, 2000. There were no interest rate swap agreements outstanding at December 31, 2001. We adopted SFAS No. 133 effective January 1, 2001. The adoption of this standard resulted in a cumulative pre-tax reduction to earnings of $149 thousand ($87 thousand after-tax) as a result of the fair valuation of the interest rate swap agreements. Pursuant to the adoption of SFAS No. 133, we recorded these interest rate swap agreements at their estimated fair values, with resulting gains or losses recorded in current earnings.

        Prior to October 1, 1999, we used interest rate caps for purposes of hedging against market fluctuations in our available-for-sale securities portfolio. Due to the volatility of the correlation between the Treasury yield curve and fixed rate mortgage-backed securities, we ceased using interest rate caps to hedge against fluctuations in the investment securities available for sale portfolio, effective October 1, 1999. We record these interest rate caps at their estimated fair values, with resulting gains or losses recorded in current earnings. The unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity as of September 30, 1999 are amortized into interest income or expense over the expected remaining lives of these interest rate cap agreements. There are no outstanding interest rate cap agreements at December 31, 2002.

Business Segments

        For information regarding our business segments, see Note 22, entitled "Segment Information," to the Company's consolidated financial statements presented elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

        For quantitative and qualitative disclosures regarding market risks in the Bank's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For financial statements of the Company, including the "Independent Auditor's Report," see "ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management and information related to the Company's equity compensation plans is incorporated by reference from the sections entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" and "Securities Authorized for Issuance under Equity Compensation Plans" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "CERTAIN TRANSACTIONS" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date we carried out this evaluation.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

        The following financial statements included in the registrant's 2002 Annual Report to Shareholders are included. Page number references are to the 2002 Annual Report to Shareholders.

(a)(2)    Financial Statements Schedules

          Schedules have been omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements or Notes thereto.

(b)
Reports on Form 8-K

        We filed no reports on Form 8-K during the last quarter of 2002.

(c)
Exhibits

Exhibit No.	Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East-West Bank and East West Merger Co., Inc.*
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause*+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+

10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors' Consent
99	Proxy Statement for Annual Meeting of Stockholders to be held on May 14, 2003
99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).

#
Incorporated by reference from Registrants's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).

@
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 28, 2002 (File No. 000-24939).

+
Denotes management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
East West Bancorp, Inc. and Subsidiaries
San Marino, California

        We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

DELOITTE & TOUCHE LLP

Los Angeles, California
January 31, 2003 (March 14, 2003 as to Note 24)

REPORT OF MANAGEMENT

January 31, 2003
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

        Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Call Report instructions as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Call Report instructions, as of December 31, 2002.

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

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2002.

Dominic Ng	Julia Gouw
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$295,272	$224,334
Investment securities available for sale, at fair value (with amortized cost of $526,411 in 2002 and $323,657 in 2001)	531,607	323,099
Loans receivable, net of allowance for loan losses of $35,292 in 2002 and $27,557 in 2001	2,313,199	2,132,838
Investment in Federal Home Loan Bank stock, at cost	9,317	8,984
Investment in affordable housing partnerships	23,775	20,991
Premises and equipment, net	23,941	25,435
Premiums on deposits acquired, net	7,500	9,306
Excess of purchase price over fair value of net assets acquired, net	19,030	20,601
Accrued interest receivable and other assets	91,733	55,928
Deferred tax assets	6,115	3,787

TOTAL	$3,321,489	$2,825,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$741,891	$529,365
Interest-bearing	2,184,461	1,888,609

Total deposits	2,926,352	2,417,974
Federal Home Loan Bank advances	34,000	104,000
Notes payable	2,100	900
Accrued expenses and other liabilities	35,748	35,337
Deferred tax liabilities	422	569
Junior subordinated debt securities	20,750	20,750

Total liabilities	3,019,372	2,579,530

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF PURCHASE PRICE, NET	—	1,358
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—26,298,346 shares and 25,791,660 shares in 2002 and 2001, respectively
Outstanding—23,881,897 shares and 23,376,079 shares in 2002 and 2001, respectively	27	26
Additional paid in capital	155,904	145,312
Retained earnings	178,873	135,765
Deferred compensation	—	(378)
Treasury stock, at cost: 2,416,449 shares in 2002 and 2,415,581 shares in 2001	(35,955)	(35,945)
Accumulated other comprehensive income (loss), net of tax	3,268	(365)

Total stockholders' equity	302,117	244,415

TOTAL	$3,321,489	$2,825,303

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$148,978	$155,480	$150,985
Investment securities available for sale	13,916	23,410	32,521
Short-term investments	2,806	3,158	960
Federal Home Loan Bank stock	513	650	1,614

Total interest and dividend income	166,213	182,698	186,080

INTEREST EXPENSE
Customer deposit accounts	43,575	73,946	72,648
Federal Home Loan Bank advances	3,064	6,076	20,503
Junior subordinated debt securities	2,264	2,270	1,377
Short-term borrowings	76	1,056	2,065

Total interest expense	48,979	83,348	96,593

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	117,234	99,350	89,487
PROVISION FOR LOAN LOSSES	10,200	6,217	4,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	107,034	93,133	85,087

NONINTEREST INCOME
Branch fees	6,186	5,353	4,839
Ancillary loan fees	5,929	4,128	1,845
Letters of credit fees and commissions	5,641	4,324	4,353
Net gain on sales of loans	1,946	1,088	—
Net gain on sales of securitized loans	328	—	—
Net gain on sales of investment securities available for sale	13	2,046	123
Net gain (loss) on trading securities	—	413	(16)
Amortization of fair value of net assets acquired in excess of purchase price	—	255	415
Net gain on disposal of fixed assets	43	148	—
Net gain on sales of investment in affordable housing partnerships	—	—	1,279
Other operating income	5,376	3,836	2,130

Total noninterest income	25,462	21,591	14,968

NONINTEREST EXPENSE
Compensation and employee benefits	25,761	25,136	20,286
Net occupancy	10,261	9,899	7,563
Amortization of real estate investment	4,698	3,782	4,081
Amortization of premiums on deposits acquired and excess of purchase price
over fair value of net assets acquired	1,806	3,766	3,318
Data processing	1,711	1,775	1,783
Deposit insurance premiums and regulatory assessments	621	552	458
Other real estate owned operations, net	3	34	(174)
Other operating expenses	18,819	17,180	12,645

Total noninterest expense	63,680	62,124	49,960

INCOME BEFORE PROVISION FOR INCOME TAXES	68,816	52,600	50,095
PROVISION FOR INCOME TAXES	20,115	13,730	14,628

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	48,701	38,870	35,467
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	788	(87)	—

NET INCOME	$49,489	$38,783	$35,467

PER SHARE INFORMATION
BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$2.06	$1.69	$1.58
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$2.10	$1.68	$1.58
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$1.98	$1.62	$1.53
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$2.01	$1.61	$1.53
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	23,596	23,033	22,448
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	24,630	24,054	23,168

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
	(Dollars in thousands)
BALANCE, JANUARY 1, 2000	$24	$111,306	$67,001	$(863)	$(14,659)	$(12,729)		$150,080
Comprehensive income
Net income for the year			35,467				$35,467	35,467
Net unrealized gain on securities						5,454	5,454	5,454

Comprehensive income							$40,921

Stock compensation cost		16		405				421
Tax benefit from option exercise		55						55
Issuance of 16,444 shares under Stock Option Plan		164						164
Issuance of 1,500 shares under Restricted Stock Plan		18		(18)				—
Issuance of 53,584 shares under Employee Stock Purchase Plan		496						496
Issuance of 424,781 shares under Stock Warrants Plan	1	4,247						4,248
Issuance of 103,291 shares for acquisition of East West Insurance Agency, Inc.		1,737		(868)				869
Purchase of 361,878 shares of treasury stock					(8,401)			(8,401)
Dividends paid on common stock			(2,704)					(2,704)

BALANCE, DECEMBER 31, 2000	25	118,039	99,764	(1,344)	(23,060)	(7,275)		186,149
Comprehensive income
Net income for the year			38,783				$38,783	38,783
Net unrealized gain on securities						6,910	6,910	6,910

Comprehensive income							$45,693

Stock compensation cost		41		328				369
Tax benefit from option exercise		1,303						1,303
Issuance of 300,724 shares under Stock Option Plan		3,068						3,068
Issuance of 42,012 shares under Employee Stock Purchase Plan		682						682
Issuance of 27,886 shares under Stock Warrants Plan		279						279
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Issuance of 400,000 shares in connection with in-store banking operations	1	6,943						6,944
Issuance of 300,000 shares of warrants in connection with in-store banking operations		2,697						2,697
Release of 13,147 shares in escrow related to acquisition of East West Insurance Agency, Inc.				638				638
Purchase of 567,840 shares of treasury stock					(12,885)			(12,885)
Dividends paid on common stock			(2,782)					(2,782)

BALANCE, DECEMBER 31, 2001	26	145,312	135,765	(378)	(35,945)	(365)		244,415
Comprehensive income
Net income for the year			49,489				$49,489	49,489
Net unrealized gain on securities						3,448	3,448	3,448
Deferred gain on securitized loans						185	185	185

Comprehensive income							$53,122

Stock compensation cost		33		148				181
Tax benefit from option exercise		4,727						4,727
Issuance of 472,077 shares under Stock Option Plan	1	5,054						5,055
Issuance of 43,284 shares under Employee Stock Purchase Plan		958						958
Issuance of 5,000 shares under Stock Warrants Plan		50						50
Cancellation of 13,675 shares related to the acquisition of East West Insurance Agency, Inc.		(230)		230				—
Purchase of 968 shares of treasury stock					(10)			(10)
Dividends paid on common stock			(6,381)					(6,381)

BALANCE, DECEMBER 31, 2002	$27	$155,904	$178,873	$—	$(35,955)	$3,268		$302,117

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Disclosure of reclassification amount:
Unrealized holding gain on securities arising during period, net of tax expense of $2,304 in 2002, $5,425 in 2001 and $3,685 in 2000	$3,456	$8,138	$5,528
Less: Reclassification adjustment for gain included in net income, net of tax expense of $8 in 2002, $818 in 2001 and $49 in 2000	(8)	(1,228)	(74)

Net unrealized gain on securities, net of tax expense of $2,299 in 2002, $4,607 in 2001 and $3,636 in 2000	$3,448	$6,910	$5,454

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,489	$38,783	$35,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,450	9,453	8,751
Cumulative effect of change in accounting principle	(788)	87	—
Stock compensation costs	181	369	421
Deferred tax expense (benefit)	(5,519)	2,149	(793)
Provision for loan losses	10,200	6,217	4,400
Provision for other real estate owned losses	—	34	—
Net gain on sales of investment securities and other assets	(2,330)	(3,870)	(1,353)
Net (gain) loss on trading securities	—	(413)	16
Federal Home Loan Bank stock dividends	(508)	(800)	(1,727)
Proceeds from sale of loans held for sale	168,544	87,981	12,384
Proceeds from sale of securitized loans held for sale	—	13,603	—
Originations of loans held for sale	(167,852)	(97,154)	(12,565)
Net change in accrued interest receivable and other assets, net of effects from purchases of Prime Bank in 2001 and American International Bank in 2000	(36,454)	128	(14,054)
Net change in accrued expenses and other liabilities, net of effects from purchases of Prime Bank in 2001 and American International Bank in 2000	6,595	11,057	(9,531)

Total adjustments	(17,481)	28,841	(14,051)

Net cash provided by operating activities	32,008	67,624	21,416

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(279,951)	(216,327)	(5,766)
Purchases of:
Investment securities available for sale	(451,288)	(196,306)	(46,194)
Loans receivable	(150,273)	(172,162)	(196,185)
Federal Home Loan Bank stock	—	—	(508)
Real estate investments	(7,482)	(5,097)	(5,544)
Premises and equipment	(1,405)	(4,949)	(3,617)
Proceeds from sale of:
Investment securities available for sale	720	176,226	61,052
Loans receivable	46,685	80,782	—
Other real estate owned	—	788	1,062
Real estate investments	—	—	9,551
Premises and equipment	—	1,725	1
Proceeds from maturity of interest bearing deposits	—	100	—
Proceeds from securitization and partial sale of loans held for investment	159,724	—	—
Repayments, maturity and redemption of investment securities available for sale	285,475	236,338	80,891
Redemption of Federal Home Loan Bank stock	174	6,661	15,211
Repayments on foreclosed properties	—	—	38
Investment in nonbank entity	—	—	(250)
Payment for purchase of American International Bank, net of cash received	—	—	(25,174)
Cash acquired from acquisition of East West Insurance Agency, Inc.	—	—	549
Cash acquired from purchase of Prime Bank, net of cash paid	—	20,298	—

Net cash used in investing activities	(397,621)	(71,923)	(114,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$508,379	$371,339	$277,269
Net increase (decrease) in short-term borrowings	—	(38,000)	37,400
Proceeds from Federal Home Loan Bank advances	7,279,200	5,289,500	16,711,300
Repayment of Federal Home Loan Bank advances	(7,349,200)	(5,453,500)	(16,925,300)
Proceeds from issuance of junior subordinated debt securities	—	—	20,750
Payment of debt issue cost	—	—	(672)
Repayment of notes payable on affordable housing investments	(1,500)	—	(1,532)
Proceeds from common stock options exercised	5,055	3,068	164
Proceeds from stock warrants exercised	50	279	4,248
Proceeds from stock purchase plan	958	682	496
Repurchases of common stock	(10)	(12,885)	(8,401)
Proceeds from issuance of common stock related to in-store banking operations	—	7,884	—
Dividends paid on common stock	(6,381)	(2,782)	(2,704)

Net cash provided by financing activities	436,551	165,585	113,018

NET INCREASE IN CASH AND CASH EQUIVALENTS	70,938	161,286	19,551
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	224,334	63,048	43,497

CASH AND CASH EQUIVALENTS, END OF YEAR	$295,272	$224,334	$63,048

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$49,521	$85,348	$93,840
Income taxes	27,099	1,468	14,246
Noncash investing and financing activities:
Loans exchanged for mortgage-backed securities	35,078	13,302	—
Residual interest resulting from securitization of real estate loans	3,579	—	—
Real estate investment financed through notes payable	2,100	900	—
Issuance of common stock in connection with Prime Bank acquisition	—	12,260	—
Deferred operating expense from issuance of common stock and warrants related to in-store banking operations	—	1,757	—
Other real estate acquired through foreclosure	—	—	1,112
Issuance of common stock in connection with the acquisition of East West Insurance Agency, Inc., net of deferred compensation	—	—	869

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

        East West Bancorp, Inc., a registered bank holding company (the "Company"), offers a full range of banking services to individuals and small to large businesses through its subsidiary bank, East West Bank and its subsidiaries (the "Bank"), which operates 39 branches located throughout California. We specialize in financing international trade and lending for commercial, construction, and residential real estate projects. Our revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

        In-Store Banking—On August 30, 2001, we entered into an exclusive ten-year agreement with 99 Ranch Market to provide banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Washington, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. Tawa Supermarket Companies ("Tawa") is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch stores are located. We are currently providing in-store banking services to four Southern California 99 Ranch Market locations and, as of the first week of February 2003, one Northern California location.

        Formation of East West Mortgage Securities, LLC—On September 30, 2002, the Bank formed East West Mortgage Securities, LLC, a California limited liability company and wholly owned subsidiary of the Bank. East West Mortgage Securities, LLC primarily acts as a special purpose entity in connection with mortgage loans securitization activities. In September 2002, East West Mortgage Securities, LLC issued $159.7 million of mortgage-backed securities in a securitization of performing residential single family loans. We sold $50.0 million of the securities to an independent third party, while retaining the remaining $109.7 million in our available-for-sale investment securities portfolio.

        Deregistration of Regulated Investment Company—On December 30, 2002, we deregistered our regulated investment company—East West Securities Company, Inc. (the "Fund") which was incorporated under the general laws of the State of Maryland as a closed-end, non-diversified, management investment company registered under the Investment Company Act of 1940, as amended, on July 13, 2000. We also dissolved EWSC Holdings, LLC, a California limited liability company and wholly-owned subsidiary of the Bank, which owned 100% of the voting shares of the Fund, as well as six subsidiaries of the Fund, namely EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC, and EW Assets 6, LLC. The deregistration of the Fund and dissolution of the aforementioned companies had no effect on the consolidated financial statements of the Company.

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

        Principles of Consolidation—The financial statements include the accounts of the Company and its subsidiaries, East West Bank, East West Insurance Agency (see Note 2), East West Capital Trust I and East West Capital Trust II. Inter-company transactions and accounts have been eliminated in consolidation.

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

        Investment Securities—We classify our investment securities as either trading account securities, if we intend to sell them within a short period of time, or available-for-sale securities. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at market value. Realized and unrealized gains or losses on trading securities are included in noninterest income. As of December 31, 2002 and 2001, there were no trading securities in the investment portfolio.

        Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

        Derivative Financial Instruments—We sometimes uses derivative financial instruments as part of our asset and liability management strategy. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. The adoption of SFAS No. 133 resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax), related to the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were terminated during 2001. We also had two interest rate cap agreements outstanding during 2001, one of which had a notional amount of $18 million and matured in April 2001, and one of which had a notional amount of $18 million and matured in October 2002. Pursuant to the requirements of SFAS No. 133, we account for interest rate swap and cap agreements at fair value as assets or liabilities, and report changes in fair values in current earnings. No interest rate swap or cap agreements were outstanding at December 31, 2002.

        Loans Receivable—Loans receivable that we have the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower's ability to repay the loan.

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

        A loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses.

        Lease Financing Transactions—Loans receivable include our share of aggregate rentals on lease financing transactions and residual values, net of unearned income. Lease financing transactions are primarily direct financing leases. Unearned income on lease financing transactions is amortized utilizing the interest method.

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

        Other Real Estate Owned—Other real estate owned represents real estate acquired through foreclosure and is recorded at fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold. We have no other real estate owned as of December 31, 2002 and 2001.

        Investment in Affordable Housing Partnerships—We own limited partnership interests in projects of affordable housing for lower income tenants. The investments in which we have significant influence are recorded using the equity method of accounting. The remaining investments are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on our income tax returns.

        Premises and Equipment—Our premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and building improvements	25 years
Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

        Intangible Assets—Prior to 2002, excess of purchase price over fair value of net assets acquired and fair value of net assets acquired in excess of purchase price, also known as positive goodwill and negative goodwill, respectively, were amortized using the straight-line method over 15 to 25 years. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over 7 to 10 years. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires companies to cease amortizing goodwill that existed at June 30, 2001. SFAS No. 142 also established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in a cumulative pre-tax income of $1.4 million ($788 thousand after-tax) representing the remaining balance of negative goodwill at December 31, 2001. Also, pursuant to the provisions of SFAS No. 142, we conducted impairment tests of positive goodwill and determined that no impairment existed as of December 31, 2002. Positive goodwill will continue to be reviewed for impairment on an annual basis.

        Stock of Federal Home Loan Bank of San Francisco—As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, we are required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

        Junior Subordinated Debt Securities—During 2000, the Company established East West Capital Trust I and East West Capital Trust II (the "Trusts") as wholly-owned subsidiaries. In two separate private placement transactions, the Trusts issued $10.8 million of 10.875% capital securities and $10.0 million of 10.945% capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes.

        Income Taxes—Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Stock-Based Compensation—We issue fixed stock options to certain officers and Directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, we account for our fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. Had compensation cost for our plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (amounts in thousands, except per share data):

	2002	2001	2000
Net income, as reported	$49,489	$38,783	$35,467
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	99	140	171
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(1,447)	(997)	(1,179)

Net income, pro forma	$48,141	$37,926	$34,459

Basic earnings per share
As reported	$2.10	$1.68	$1.58
Pro forma	$2.04	$1.65	$1.54
Diluted earnings per share
As reported	$2.01	$1.61	$1.53
Pro forma	$1.95	$1.58	$1.49

        The weighted average fair value for options granted during 2002, 2001 and 2000 was $8.38, $8.20 and $8.55, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions (all options granted during 2001 and 2000 have 10-year contractual lives):

	2002		2001	2000
	Contractual life
	7 years	10 years
Expected dividend yield	1.2%	1.2%	1.2%	0.8%
Expected volatility	34.0%	34.0%	34.7%	47.5%
Risk-free interest rate	2.3%	3.2%	4.6%	5.1%
Expected lives	3.5 years	5 years	5 years	6 years

        In addition to stock options, we also grant restricted stock awards to certain officers and employees. We record the cost of the restricted shares at market. The restricted stock grants are reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statements of changes in stockholders' equity. The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders' equity is being amortized as compensation expense over three years using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. We record forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

        Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—During 2001, we adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement to FASB Statement No. 125. There was no effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 140. A sale is recognized when we relinquish control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial assets being sold or securitized is recognized as a gain or loss on sale. These provisions apply to mortgage loan securitizations that we transacted during 2002 and 2001.

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

        Comprehensive Income—The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standard Board statements. We present the comprehensive income disclosure as a part of the statements of changes in stockholders' equity by identifying each element of other comprehensive income, including net income.

        Reclassifications—Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

        Accounting for Costs Associated with Exit or Disposal Activities—In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations, or cash flows.

        Acquisitions of Certain Financial Institutions—In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72,

Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective October 1, 2002. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

        Accounting for Stock-based Compensation—In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002.

        Guarantor Accounting and Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees and Indebtedness of Other—In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not yet determined whether the adoption of such interpretation will have a material impact on our results of operations, financial position or cash flows.

        Consolidation of Variable Interest Entities—In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. We do not believe that the adoption of such interpretation will have a material impact on our results of operations, financial position or cash flows.

2. BUSINESS COMBINATIONS

        We have completed several business acquisitions since 1999. All acquisitions were accounted for using the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill. The estimated tax effect of differences between tax bases and fair values has been reflected in deferred income taxes. The following table provides detailed information on these acquisitions:

	First Central Bank, N.A.	American International Bank	East West Insurance Agency, Inc.	Prime Bank
	(Dollars in millions)
Date of acquisition	May 28, 1999	January 18, 2000	August 22, 2000	January 16, 2001
Purchase price	$13.5	$33.1	$1.7	$16.6
Type of transaction	All-cash	All-cash	Stock Exchange	Cash & Stock
Value of assets acquired	$102.2	$204.0	$0.7	$108.7
Value of liabilities assumed	$94.6	$187.2	$0.2	$101.9
Goodwill	$3.5	$10.2	$1.0	$5.9
Premium on deposits acquired	$2.4	$6.1	$—	$3.9

3. CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash, amounts due from banks, and short-term investments with maturities of less than three months. Short-term investments, which include federal funds sold and securities purchased under agreements to resell, are recorded at cost, which approximates market.

        The composition of cash and cash equivalents at December 31, 2002 and 2001 is presented as follows:

	December 31,
	2002	2001
	(In thousands)
Cash	$100,272	$69,334
Cash equivalents:
Federal funds sold	45,000	25,000
Securities purchased under agreements to resell	150,000	130,000

Total cash equivalents	195,000	155,000

Total cash and cash equivalents	$295,272	$224,334

4. RESIDUAL INTEREST IN SECURITIZATION

        At September 30 2002, we securitized residential single family loans totaling $159.7 million. Total pre-tax gain resulting from the securitization of these loans amounted to $647 thousand, of which $202 thousand was recognized in earnings upon the sale of $50.0 million of such securities to an independent third party. Since we retained $109.7 million of the securities in the available-for-sale investment portfolio, the remaining $445 thousand in pre-tax gain generated from the securitization of these loans was recorded in stockholders' equity as a component of accumulated other comprehensive income, net of tax. Cash, primarily representing the excess spread between the interest collected on the underlying securitized loans and the interest paid on the securities less administrative expenses, will be received over the life of the loans. We have not recognized any servicing asset or liability from previous securitizations as servicing rates were always established at applicable market rates.

        We also recorded the fair value of this excess spread or residual interest, amounting to $3.6 million, in the consolidated balance sheet as an available-for-sale asset at September 30, 2002. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the underlying loans. In accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, changes in the fair value of the residual interest will be recorded as unrealized gain or loss in accumulated other comprehensive income or loss, net of tax, until realized. Fair value will be determined based on a discounted cash flow analysis. These cash flows will be projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

        At December 31, 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flow, and the sensitivity of the value to immediate adverse changes in those assumptions, are as follows:

December 31, 2002
(Dollars in thousands, except percentages)
Fair value of retained interest	$4,747
Weighted average life (in years)	1.90
Prepayment speed assumptions (constant prepayment rate)	40.0%
Impact on fair value of 10% adverse change	$(177.9)
Impact on fair value of 20% adverse change	$(352.6)
Expected credit losses (annual rate)	1.1%
Impact on fair value of 10% adverse change	$(101.8)
Impact on fair value of 20% adverse change	$(203.3)
Residual cash flow discount rate (annual)	20.0%
Impact on fair value of 10% adverse change	$(63.8)
Impact on fair value of 20% adverse change	$(125.8)
Interest rate on variable rate loans and bonds (forward LIBOR curve)
Impact on fair value of 10% adverse change	$(281.4)
Impact on fair value of 20% adverse change	$(563.0)

        These sensitivities are hypothetical. As the figures indicate, changes in the fair value of the residual are based on a variation in assumptions and generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such changes, the results of operations may be materially affected.

5. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

        An analysis of the available-for-sale investment securities portfolio is presented as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of December 31, 2002:
US Treasury securities	$28,308	$461	$—	$28,769
US Government agency securities	275,498	5,993	—	281,491
Mortgage-backed securities	159,744	468	(802)	159,410
Corporate securities	59,837	116	(2,763)	57,190
Residual interest in securitized loans	3,024	1,723		4,747

Total	$526,411	$8,761	$(3,565)	$531,607

As of December 31, 2001:
Mutual funds	$10,707	$7	$—	$10,714
US Treasury securities	77,999	121	(8)	78,112
US Government agency securities	8,276	167	—	8,443
Mortgage-backed securities	190,930	908	(507)	191,331
Corporate securities	35,745	2	(1,248)	34,499

Total	$323,657	$1,205	$(1,763)	$323,099

        The scheduled maturities of investment securities available-for-sale at December 31, 2002 are presented as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$34,554	$34,585
Due after one year through five years	303,528	311,702
Due after five years through ten years	5,741	5,949
Due after ten years	182,588	179,371

Total	$526,411	$531,607

        Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

        Proceeds from sales of available-for-sale securities during 2002, 2001 and 2000 were $720 thousand, $176.2 million, and $61.1 million, respectively. Gross realized gains were $13 thousand, $2.0 million, and $261 thousand and gross realized losses were $0, $0 and $138 thousand during 2002, 2001 and 2000, respectively.

        FNMA loans totaling $35.1 million were securitized during 2002 as compared to $13.3 million in 2001. During the year ended December 31, 2001, total trading gains recognized on the sale of the securitized loans amounted to $301 thousand. No such gains were recognized during the year ended December 31, 2002 as the resulting securities were retained in our available-for-sale securities portfolio.

        At December 31, 2002 and 2001, investment securities with a carrying value of $366.2 million and $273.6 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and interest rate swap agreements and for other purposes required or permitted by law.

6. DERIVATIVE FINANCIAL INSTRUMENTS

        At December 31, 2002 and 2001, we had outstanding warrants to purchase the common stock of various companies. We received these warrants in connection with certain lending relationships, primarily with small, privately-held companies. In management's opinion, the fair value of the warrants is approximately zero.

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

        The following is a summary of loans receivable:

	December 31,
	2002	2001
	(In thousands)
Real estate loans:
Residential, one to four units	$108,508	$316,505
Residential, multifamily	628,303	377,224
Commercial and industrial real estate	983,481	868,989
Construction	176,221	161,953

Total real estate loans	1,896,513	1,724,671

Other loans:
Business, commercial	336,371	363,330
Automobile	15,890	13,714
Other consumer	97,034	58,413

Total other loans	449,295	435,457

Total gross loans	2,345,808	2,160,128
Unearned fees, premiums and discounts, net	2,683	267
Allowance for loan losses	(35,292)	(27,557)

Loans receivable, net	$2,313,199	$2,132,838

        Loans held for sale were $8.7 million and $9.7 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, commercial business loans included finance leases totaling $5.7 million and $9.0 million, respectively. Accrued interest on loans receivable amounted to $9.3 million and $10.0 million at December 31, 2002 and 2001, respectively.

        An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Balance, beginning of year	$27,557	$23,848	$20,844
Allowance from acquisitions	—	1,550	2,256
Provision for loan losses	10,200	6,217	4,400
Chargeoffs	(3,540)	(5,928)	(4,592)
Recoveries	1,075	1,870	940

Balance, end of year	$35,292	$27,557	$23,848

        The following is a summary of interest foregone on impaired loans for the years ended December 31:

	2002	2001	2000
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$995	$1,124	$1,475
Less: Interest income recognized on impaired loans	(783)	(808)	(1,138)

Interest foregone on impaired loans	$212	$316	$337

        The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,
	2002	2001	2000
	(In thousands)
Recorded investment with related allowance	$—	$1,101	$2,641
Recorded investment with no related allowance	12,159	6,182	9,781

Total recorded investment	12,159	7,283	12,422
Allowance on impaired loans	—	(1,101)	(1,318)

Net recorded investment in impaired loans	$12,159	$6,182	$11,104

Average total recorded investment in impaired loans	$13,074	$10,133	$12,875

        There were no commitments to lend additional funds to borrowers whose loans are included above.

        Loans serviced for others amounted to approximately $454.6 million and $235.9 million at December 31, 2002 and 2001, respectively.

        Credit Risk and Concentrations—Substantially all of our real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on the collectibility of our loans and on the level of allowance for loan losses required. In addition, although most of our trade finance activities are related to trade with Asia, all of our loans are made to companies domiciled in the United States.

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        We have invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. Our ownership in each limited partnership varies from 1% to 19.8%. Five of the investments are being accounted for using the equity method of accounting, because we exercise significant influence over these partnerships. The costs of the remaining investments are being amortized on a level-yield method over the lives of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.

        The remaining federal tax credits to be utilized over a multiple-year period are $20.3 million as of December 31, 2002. Our usage of tax credits approximated $5.0 million and $4.3 million during 2002 and 2001, respectively. Investment amortization amounted to $4.7 million and $3.8 million for the years ended December 31, 2002 and 2001, respectively.

        We finance the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with nonrecourse notes which are collateralized by our partnership interests in the real estate investment tax credits. The notes are payable upon demand and if defaulted, interest will be imposed at an annual rate equal to the lesser of 18% per annum or the higher rate permitted by applicable law. No interest is due if the notes are paid on demand. At December 31, 2002, outstanding notes payable related to the purchase of real estate tax credits amounted to $2.1 million, compared with $900 thousand at December 31, 2001. We have no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

9. PREMISES AND EQUIPMENT

        Premises and equipment consist of the following:

	2002	2001
	(In thousands)
Land	$11,157	$11,157
Office buildings	10,717	10,717
Leasehold improvements	4,697	4,241
Furniture, fixtures and equipment	14,140	13,718

Total cost	40,711	39,833
Accumulated depreciation and amortization	(16,770)	(14,398)

Net book value	$23,941	$25,435

10. GOODWILL AND OTHER INTANGIBLES

        As discussed in Note 1, we changed our method of accounting for goodwill in 2002. The following tables set forth a reconciliation of net income and earnings per share information, before the cumulative effect of changes in accounting principle, for the year ended December 31, 2002 and 2001 adjusted for the non-amortization provision of SFAS No. 142:

	For the Year Ended
	2002	2001
	(Dollars in thousands)
Reported net income	$49,489	$38,783
Deduct: Recognition of negative goodwill, net of tax	(788)	—
Add back: SFAS No.133 fair value evaluation, net of tax	—	87

Reported net income before cumulative effect of changes in accounting principle	$48,701	$38,870
Add back: Goodwill amortization, net of tax expense of $621 for the year ended December 31, 2001	—	856
Deduct: Negative goodwill amortization	—	(94)

Adjusted net income	$48,701	$39,632

Basic earnings per share:
Reported net income per share	$2.10	$1.68
Recognition of negative goodwill	(0.03)	—
SFAS No.133 fair value evaluation	—	—
Goodwill amortization	—	0.04
Negative goodwill amortization	—	—

Adjusted net income per share	$2.07	$1.72

Diluted earnings per share:
Reported net income per share	$2.01	$1.61
Recognition of negative goodwill	(0.03)	—
SFAS No.133 fair value evaluation	—	—
Goodwill amortization	—	0.04
Negative goodwill amortization	—	—

Adjusted net income per share	$1.98	$1.65

        We also have premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. We amortize premiums on acquired deposits using the straight-line method over 7 to 10 years. At December 31, 2002, the balance of deposit premiums totaled $7.5 million. Estimated future amortization expense of premiums on acquired deposits is as follows: $1.8 million in 2003, 2004, and 2005, $1.6 million in 2006 and $590 thousand in 2007.

11. CUSTOMER DEPOSIT ACCOUNTS

        Customer deposit account balances are summarized as follows:

	December 31,
	2002	2001
	(In thousands)
Demand deposits (non-interest bearing)	$741,891	$529,365
Checking accounts (interest bearing)	230,769	196,469
Money market accounts	167,148	163,831
Savings deposits	256,995	220,436

Total core deposits	1,396,803	1,110,101

Time deposits:
Less than $100,000	632,510	595,579
$100,000 or greater	897,039	712,294

Total time deposits	1,529,549	1,307,873

Total deposits	$2,926,352	$2,417,974

        At December 31, 2002, the scheduled maturities of time deposits are as follows:

	$100,000 or Greater	Less Than $100,000	Total
	(in thousands)
2003	$804,661	$561,607	$1,366,268
2004	77,574	53,166	130,740
2005	9,510	11,612	21,122
2006	4,418	3,914	8,332
2007 and thereafter	876	2,211	3,087

Total	$897,039	$632,510	$1,529,549

        Accrued interest payable was $1.5 million and $1.9 million at December 31, 2002 and 2001, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2002	2001	2000
	(In thousands)
Checking accounts	$1,409	$1,968	$1,398
Money market accounts	2,237	4,848	3,836
Savings deposits	930	2,442	4,213
Time deposits:
Less than $100,000	16,990	27,240	25,398
$100,000 or greater	22,009	37,448	37,803

Total	$43,575	$73,946	$72,648

12. SHORT-TERM BORROWINGS

        Short-term borrowings include federal funds purchased or securities sold under agreements to repurchase. Federal funds purchased generally mature within one business day while securities sold under agreements to repurchase generally mature within 90 days from the transaction date. No short-term borrowings were outstanding at December 31, 2002 and 2001, respectively.

        The following table provides information on short-term borrowings for the periods indicated:

	As of and for the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Federal funds purchased:
Total federal funds purchased at end of year	$—	$—	$38,000
Average balance outstanding during the year	$3,393	$20,096	$31,009
Maximum amount outstanding at any month-end during the year	$10,000	$49,000	$39,000
Weighted average interest rate during the year	2.02%	5.13%	6.47%
Weighted average interest rate at end of year	—%	—%	6.60%

        As a means of augmenting our liquidity, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2002, our available borrowing capacity includes $92.0 million in federal funds line facilities and $165.4 million in reverse repurchase arrangements. This compares to $92.0 million in available federal funds line facilities and $39.4 million in available reverse repurchase agreements at December 31, 2001. In addition to federal funds line facilities and reverse repurchase agreements, we also have $47.5 million and $169.5 million in unused FHLB advances at December 31, 2002 and 2001, respectively.

13. FEDERAL HOME LOAN BANK ADVANCES

        FHLB advances and their related weighted average interest rates are summarized as follows:

	December 31,
	2002		2001
	(In thousands)
Maturing during Year Ending December 31,
2002	$—	—%	$70,000	2.14%
2003	14,000	5.94%	14,000	5.94%
2004	20,000	5.11%	20,000	5.11%

Total	$34,000	5.45%	$104,000	3.22%

        All FHLB advances at December 31, 2002 are at fixed interest rates. At December 31, 2001, FHLB fixed and variable rate advances amounted to $59.0 million and $45.0 million, respectively. Some advances are secured by certain real estate loans with remaining principal balances of approximately $369.9 million and $537.9 million at December 31, 2002 and 2001, respectively.

14. CAPITAL RESOURCES

        Shelf Registration—During the first quarter of 2000, we filed a $50 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to this filing, we may offer new common stock, trust preferred, preferred stock and/or other debentures to augment our capital resources. The timing and amount of offerings will depend on market and general business conditions. We intend to utilize the net proceeds from the sale of securities for general business purposes, which include supporting the growth of our commercial banking activities and possible future acquisitions. At December 31, 2002, we have not offered new common stock, trust preferred, preferred stock and/or other debentures pursuant to this shelf registration.

        Junior Subordinated Debt Securities—On March 23, 2000, East West Capital Trust I, a statutory business trust and wholly-owned subsidiary of the Company, issued $10.8 million of junior subordinated deferrable interest debentures. These securities have a scheduled maturity date of March 8, 2030 and an interest rate of 10.875% per annum. Interest payments are due on March 8 and September 8 of each year.

        On July 26, 2000, East West Capital Trust II, also a statutory business trust and wholly-owned subsidiary of the Company, issued $10.0 million in junior subordinated deferrable interest debentures. The scheduled maturity date of these securities is July 19, 2030. These securities bear an interest rate of 10.945% per annum and interest payments are due on January 19 and July 19 of each year.

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

15. INCOME TAXES

        The provision for income taxes consists of the following components:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Current income tax expense (benefit):
Federal	$21,278	$12,624	$13,432
State	4,356	(1,043)	1,989

Total current income tax expense	25,634	11,581	15,421

Deferred income tax expense (benefit):
Federal	(4,466)	1,518	(350)
State	(1,053)	631	(443)

Total deferred income tax expense (benefit)	(5,519)	2,149	(793)

Provision for income taxes	$20,115	$13,730	$14,628

        The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2002	2001	2000
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	3.1	(0.5)	2.0
Tax credits	(7.7)	(8.1)	(7.7)
Other, net	(1.2)	(0.3)	(0.1)

Effective income tax rate	29.2%	26.1%	29.2%

        During the year ended December 31, 2002, 2001 and 2000, we realized state tax benefits through the formation and funding of a regulated investment company in July 2000. Because of the deregistration of this entity, as discussed in Note 1, we will not recognize such state tax benefits in future years.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2002			2001
	Federal	State	Total	Federal	State	Total
	(In thousands)
Deferred tax liabilities:
Core deposit premium	$2,508	$777	$3,285	$3,115	$965	$4,080
Depreciation	1,605	558	2,163	1,872	573	2,445
FHLB stock dividends	1,395	432	1,827	3,223	998	4,221
Deferred loan fees	6,091	1,887	7,978	4,356	1,349	5,705
Purchased loan discounts	994	308	1,302	483	150	633
Deferred gain on loan securitization	128	26	154	—	—	—
Unrealized gain on debt securities	1,802	360	2,162	—	—	—
Other, net	5,107	1,986	7,093	4,976	1,573	6,549

Total gross deferred tax liabilities	19,630	6,334	25,964	18,025	5,608	23,633

Deferred tax assets:
Bad debt deduction	(12,352)	(3,826)	(16,178)	(9,260)	(2,430)	(11,690)
Deferred compensation accrual	(2,363)	(732)	(3,095)	(1,641)	(508)	(2,149)
California franchise tax	(951)	—	(951)	(595)	—	(595)
Unrealized loss on securities	—	—	—	(268)	(54)	(322)
Net operating loss carryforwards	(3,518)	—	(3,518)	(4,098)	(61)	(4,159)
Other, net	(6,561)	(1,354)	(7,915)	(5,950)	(1,986)	(7,936)

Total gross deferred tax assets	(25,745)	(5,912)	(31,657)	(21,812)	(5,039)	(26,851)

Net deferred tax (assets) liabilities	$(6,115)	$422	$(5,693)	$(3,787)	$569	$(3,218)

        At December 31, 2002, we have federal net operating loss carryforwards of approximately $11.7 million which expire through 2020 and state net operating loss carryforwards of approximately

$560 thousands which expire through 2005. These net operating loss carryforwards were acquired in connection with our acquisition of American International Bank ("AIB"). Federal and state tax laws, related to a change in ownership, such as the acquisition of AIB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

16. COMMITMENTS AND CONTINGENCIES

        Credit Extensions—In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. While we do not anticipate losses as a result of these transactions, commitments are included in determining the appropriate level of the allowance for loan losses.

        Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2002 and 2001, undisbursed loan commitments amounted to $462.4 million and $422.4 million, respectively. In addition, we have committed to fund mortgage loan applications in process amounting to $150.2 million and $184.6 million as of December 31, 2002 and 2001, respectively.

        Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2002 and 2001, commercial and standby letters of credit totaled $315.6 million and $237.4 million, respectively. We issue standby letters of credit ("SBLCs") and financial guarantees to support the obligations of our customers to beneficiaries. Based on historical trends, the probability that we would have to make payments under standby letters of credit is low. Additionally, in many cases, we hold collateral in various forms against these standby letters of credit. As part of our risk management activities, we continuously monitor the credit-worthiness of the customer as well as SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, we either repay the money borrowed or advanced, make payment on account of the indebtedness of the customer or make payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse us for any such payment. If the customer fails to pay, we would, as applicable, liquidate collateral and/or set off accounts.

        Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually, and upon evaluation of the customers' creditworthiness, we have the right to terminate or change certain terms of the credit card lines.

        We use the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

        Lease Commitments—We conduct a portion of our operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $3.7 million, $3.6 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Future minimum rental payments under noncancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2003	$2,934
2004	2,461
2005	2,319
2006	1,562
2007	1,147
Thereafter	1,443

Total	$11,866

        Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2002. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, our management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

17. STOCK COMPENSATION PLANS

        Stock Options—We adopted the 1998 Stock Incentive Plan (the "Plan") on June 25, 1998. Pursuant to amendments under the Plan, we may grant stock options, restricted stock, or any form of award deemed appropriate not to exceed 3,500,000 shares of common stock over a ten-year period. The stock options awarded under the Plan are granted with a three-year or four-year vesting period and a seven-year or ten-year contractual life.

        A summary of the Company's stock options as of and for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,009,493	$13.17	2,017,191	$10.86	1,753,474	$10.02
Granted	818,650	30.77	391,700	23.93	338,000	15.39
Exercised	(472,077)	10.71	(300,724)	10.20	(16,444)	10.00
Forfeited	(53,933)	21.62	(98,674)	17.71	(57,839)	11.90

Outstanding at end of year	2,302,133	$19.73	2,009,493	$13.17	2,017,191	$10.86

Options exercisable at year-end	1,121,565		1,030,827		834,749
Weighted-average fair value of options granted during the year	$8.38		$8.20		$8.55

        Of the total options granted in 2002, 2001 and 2000 shown in the table above, 20,000, 25,000 and 35,000, respectively, were granted to outside directors.

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$10 to $15	999,234	5.6 years	$10.05	976,466	$10.03
$15 to $20	172,542	7.5 years	16.10	67,542	16.24
$20 to $25	323,957	8.0 years	23.92	77,057	23.92
$25 to $30	300,800	8.9 years	25.90	500	26.49
$30 to $35	505,600	6.7 years	33.75	—	—

$10 to $35	2,302,133	6.7 years	$19.73	1,121,565	$11.36

        Restricted Stock—As part of the 1998 Stock Incentive Plan, we granted restricted stock with a three-year vesting period and a ten-year contractual life to certain officers and employees during 1999 and 2000. Noncash compensation costs amounted to $148 thousand and $328 thousand for the years ended December 31, 2002 and 2001, respectively. We were entitled to an income tax deduction in 2002 in connection with the restricted stock awards because a majority of the restrictions on the stocks lapsed as of December 31, 2002.

        A summary of the Company's restricted stock as of December 31, 2002 and 2001, including changes during the years then ended, is as follows:

	2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	71,922	$10.63	83,762	$10.65
Vested	(69,554)	(10.56)	—	—
Forfeited	(868)	10.56	(11,840)	10.79

Outstanding at end of year	1,500	$12.00	71,922	$10.63

        Stock Purchase Plan—We adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of the Company's common stock at a discount. Under the terms of the Purchase Plan, employees can purchase shares of the Company's common stock at 85% of the per-share market price at the date of grant, subject to an annual limitation of common stock valued at $25,000. The Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

        The Purchase Plan covers a total of 1,000,000 shares of the Company's common stock. During 2002 and 2001, 43,284 shares totaling $958 thousand and 42,012 shares totaling $682 thousand, respectively, were sold to employees under the Purchase Plan.

        Warrants—In connection with the securities offering and change in ownership of the Bank, warrants to purchase 475,500 shares of the Company's common stock were issued to the placement agent in June 1998. The warrants are exercisable for a five-year period at an exercise price of $10 per share. The Company also issued 300,000 warrants in 2001, as discussed in Note 19. At December 31, 2002, warrants to purchase a total of 317,833 shares of common stock remain outstanding. 17,833 warrants are exercisable at $10.00 per share and 300,000 warrants at $26.67 per share.

18. EMPLOYEE BENEFIT PLANS

        We sponsor a defined contribution plan for the benefit of our employees. Our contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2002, 2001 and 2000, we contributed $967 thousand, $889 thousand, and $578 thousand, respectively.

        During 2002, we adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a defined plan pursuant to which we will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers' years of service and compensation. For the year ended December 31, 2002, $577 thousand of benefits were accrued and expensed. The SERP is being funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2002, the life insurance contracts had a value of $29.0 million. There were no vested benefit obligations as of December 31, 2002.

19. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

        In-Store Banking Agreement—During 2001, in conjunction with our exclusive ten-year agreement with 99 Ranch Market to provide in-store banking services to targeted locations throughout California, we issued 300,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share. These warrants vest over six years and are intended to provide direct benefit to 99 Ranch Market executives that make a significant contribution to the success of the in-store banking operations. The estimated fair value of the warrants when issued was $2.7 million.

        To further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 400,000 newly issued shares of the Company's common stock totaling $7.9 million. The shares were sold for cash at a price of $19.71 per share. No underwriting discounts or commissions were paid in connection with this transaction. The shares are restricted and unregistered, and will become registered two years from the transaction date of August 30, 2001. Upon the two-year anniversary, 40% of the shares will become available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The estimated fair value of the shares when sold was $6.9 million.

        The excess of the combined fair values of the issued warrants and the purchased shares over the total consideration paid by the senior executives of 99 Ranch Market for the newly issued shares is accounted for as an intangible asset and is being amortized over the life of the agreement.

        Stock Repurchase Program—Since 1999, our Board of Directors has authorized the repurchase of up to $42.0 million of our common stock under six different Stock Repurchase Programs. During the year ended December 31, 2001, excluding the forfeiture of restricted shares, we repurchased 556,000 shares of common stock at a total cost of $12.8 million. We did not repurchase any shares during the year ended December 31, 2002.

        Quarterly Dividends—We declared and paid cash dividends of $0.0675 per share during each of the four quarters of 2002 and $0.03 per share during each of the four quarters of 2001 totaling $6.4 million and $2.8 million, respectively.

        Earnings Per Share—The calculation of earnings per share and diluted earnings per share for 2002, 2001 and 2000 is presented below:

	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
2002
Basic EPS	$49,489	23,596	$2.10
Effect of dilutive securities:
Stock Options	—	943
Restricted Stock	—	27
Stock Warrants	—	64

Diluted EPS	$49,489	24,630	$2.01

2001
Basic EPS	$38,783	23,033	$1.68
Effect of dilutive securities:
Stock Options	—	953
Restricted Stock	—	49
Stock Warrants	—	19

Diluted EPS	$38,783	24,054	$1.61

2000
Basic EPS	$35,467	22,448	$1.58
Effect of dilutive securities:
Stock Options	—	571
Restricted Stock	—	33
Stock Warrants	—	116

Diluted EPS	$35,467	23,168	$1.53

20. REGULATORY REQUIREMENTS

        Risk-Based Capital—The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Federal Deposit Insurance Corporation ("FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        As of December 31, 2002 and 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

        The actual and required capital amounts and ratios at December 31, 2002 and 2001 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$324,238	11.9%	$218,651	8.0%	n/a	n/a
East West Bank	$312,392	11.5%	$218,292	8.0%	$272,864	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$290,047	10.6%	$109,326	4.0%	n/a	n/a
East West Bank	$278,256	10.2%	$109,146	4.0%	$163,719	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$290,047	9.0%	$129,034	4.0%	n/a	n/a
East West Bank	$278,256	8.6%	$129,072	4.0%	$161,340	5.0%
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$263,181	11.2%	$187,373	8.0%	n/a	n/a
East West Bank	$256,248	11.0%	$187,216	8.0%	$234,021	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$235,624	10.1%	$93,686	4.0%	n/a	n/a
East West Bank	$228,691	9.8%	$93,608	4.0%	$140,412	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$235,624	8.5%	$111,475	4.0%	n/a	n/a
East West Bank	$228,691	8.2%	$111,336	4.0%	$139,170	5.0%

        Reserve Requirement—We are required to maintain a percentage of our deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $3.3 million and $862 thousand at December 31, 2002 and 2001, respectively.

21. FAIR VALUES OF FINANCIAL INSTRUMENTS

        We have determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2002		2001
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	$295,272	$295,272	$224,334	$224,334
Investment securities available for sale	531,607	531,607	323,099	323,099
Loans receivable, net	2,313,199	2,346,767	2,132,838	2,150,185
FHLB stock	9,317	9,317	8,984	8,984
Accrued interest receivable	12,272	12,272	11,182	11,182
Liabilities:
Customer deposit accounts:
Demand accounts	(1,396,803)	(1,396,803)	(1,110,101)	(1,110,101)
Time deposits	(1,529,549)	(1,536,731)	(1,307,873)	(1,311,650)
FHLB advances	(34,000)	(35,413)	(104,000)	(106,734)
Notes payable	(2,100)	(2,100)	(900)	(900)
Junior subordinated debt securities	(20,750)	(25,024)	(20,750)	(23,434)
Accrued interest payable	(2,468)	(2,468)	(3,010)	(3,010)
Off-balance sheet financial instruments:
Commercial letters of credit	21,057	(79)	14,333	(54)
Standby letters of credit	294,508	3,905	223,018	3,058
Commitments to extend credit	462,382	2,405	422,448	2,110

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

        Loans and Accrued Interest Receivable—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed-rate mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for 15- and 30-year conventional loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based upon discounted cash flows utilizing discount rates that approximate the risk-adjusted pricing of available mortgage-backed securities having similar rates and repricing characteristics as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans. The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

        FHLB Stock—The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank at carrying value.

        Deposits and Accrued Interest Payable—The fair values of deposits are estimated based upon the type of deposit products. Demand accounts, which include passbooks and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are based upon the contractual discounted cash flows estimated in current rate for the deposits over the remaining terms. The carrying amount of accrued interest payable approximates fair value due to its short-term nature.

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

        The fair value estimates presented herein are based on pertinent information available to management as of each reporting date. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

22. SEGMENT INFORMATION

        We utilize an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company's remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in "Other." Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through our branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in our northern and southern California production offices. The treasury department's primary focus is managing our investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for our portfolio of single family and multifamily residential loans.

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

        The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$57,260	$50,887	$17,214	$36,468	$4,384	$166,213
Charge for funds used	(23,480)	(23,221)	(14,703)	(19,845)	(605)	(81,854)

Interest spread on funds used	33,780	27,666	2,511	16,623	3,779	84,359

Interest expense	(37,144)	(1,069)	(10,766)	—	—	(48,979)
Credit on funds provided	59,303	2,256	11,342	—	8,953	81,854

Interest spread on funds provided	22,159	1,187	576	—	8,953	32,875

Net interest income	$55,939	$28,853	$3,087	$16,623	$12,732	$117,234

Depreciation and amortization	$3,670	$947	$1,010	$681	$4,142	$10,450
Segment pretax profit	16,694	29,157	3,188	15,552	4,225	68,816
Segment assets	1,024,997	871,196	736,073	474,480	214,743	3,321,489
	Year Ended December 31, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$57,715	$52,617	$27,219	$40,496	$4,651	$182,698
Charge for funds used	(32,628)	(32,256)	(24,312)	(28,185)	466	(116,915)

Interest spread on funds used	25,087	20,361	2,907	12,311	5,117	65,783

Interest expense	(59,483)	(1,884)	(21,981)	—	—	(83,348)
Credit on funds provided	87,849	3,822	25,244	—	—	116,915

Interest spread on funds provided	28,366	1,938	3,263	—	—	33,567

Net interest income	$53,453	$22,299	$6,170	$12,311	$5,117	$99,350

Depreciation and amortization	$5,354	$854	$(552)	$638	$3,159	$9,453
Segment pretax profit	9,979	18,046	7,096	9,768	7,711	52,600
Segment assets	821,694	814,908	487,085	530,777	170,839	2,825,303

	Year Ended December 31, 2000
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$53,780	$55,027	$35,029	$38,903	$3,341	$186,080
Charge for funds used	(36,904)	(39,284)	(34,071)	(32,540)	(854)	(143,653)

Interest spread on funds used	16,876	15,743	958	6,363	2,487	42,427

Interest expense	(52,993)	(5,210)	(38,390)	—	—	(96,593)
Credit on funds provided	88,985	9,940	44,728	—	—	143,653

Interest spread on funds provided	35,992	4,730	6,338	—	—	47,060

Net interest income	$52,868	$20,473	$7,296	$6,363	$2,487	$89,487

Depreciation and amortization	$4,316	$398	$321	$684	$3,032	$8,751
Segment pretax profit	23,413	13,138	6,846	4,985	1,713	50,095
Segment assets	588,353	642,594	507,642	531,987	215,395	2,485,971

23. EAST WEST BANCORP, INC. (parent company only)

BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands)
ASSETS:
Cash and cash equivalents	$7,025	$4,109
Loans receivable	450	500
Investments in affordable housing partnerships	1,145	1,131
Investment in subsidiaries	311,284	257,943
Investment in nonbank entity	250	500
Goodwill	958	958
Other assets	2,865	2,489

Total assets	$323,977	$267,630

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES
Junior subordinated debt securities	$20,750	$20,750
Account payable to subsidiary	—	1,274
Other liabilities	1,110	1,191

Total liabilities	21,860	23,215

STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share)
Authorized—50,000,000 shares
Issued—26,298,346 shares and 25,791,660 shares in 2002 and 2001, respectively
Outstanding—23,881,897 shares and 23,376,079 shares in 2002 and 2001, respectively	27	26
Additional paid in capital	155,904	145,312
Retained earnings	178,873	135,765
Deferred compensation	—	(378)
Treasury stock, at cost: 2,416,449 shares in 2002 and 2,415,581 shares in 2001	(35,955)	(35,945)
Accumulated other comprehensive income (loss), net of tax	3,268	(365)

Total stockholders' equity	302,117	244,415

Total liabilities and stockholders' equity	$323,977	$267,630

STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Dividends from subsidiaries	$6,825	$6,824	$9,578
Interest income	112	85	10
Other income	274	68	14

Total income	7,211	6,977	9,602

Interest expense	2,264	2,270	1,377
Compensation and net occupancy reimbursement to subsidiary	1,338	1,274	—
Other expense	1,488	928	1,052

Total expense	5,090	4,472	2,429

Income before income taxes and equity in undistributed income of subsidiaries	2,121	2,505	7,173
Income tax benefit	2,368	1,919	1,008
Equity in undistributed income of subsidiaries	45,000	34,359	27,286

Net income	$49,489	$38,783	$35,467

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$49,489	$38,783	$35,467
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(45,000)	(34,359)	(27,286)
Depreciation and amortization	310	194	20
Stock compensation cost	181	369	421
Net change in other assets	(72)	(15)	(13)
Net change in other liabilities	3,394	1,541	779

Net cash provided by operating activities	8,302	6,513	9,388

Cash flows from investing activities:
Net change in loans receivable	50	—	(500)
Investment in nonbank entity	—	—	(250)
Capital contribution to subsidiary	(4,708)	—	(20,078)
Purchase of investments in affordable housing partnerships	(400)	(1,091)	—

Net cash used in investing activities	(5,058)	(1,091)	(20,828)

Cash flows from financing activities:
Proceeds from common stock options exercised	5,055	3,068	164
Proceeds from stock purchase plan	958	682	496
Proceeds from stock warrants exercised	50	279	4,248
Proceeds from issuance of common stock related to in-store banking operations	—	7,884	—
Proceeds from issuance of junior subordinated debt securities	—	—	20,750
Payment of debt issue cost	—	—	(672)
Repurchases of common stock	(10)	(12,885)	(8,401)
Dividends paid on common stock	(6,381)	(2,782)	(2,704)

Net cash (used in) provided by financing activities	(328)	(3,754)	13,881

Net increase in cash and cash equivalents	2,916	1,668	2,441
Cash and cash equivalents, beginning of year	4,109	2,441	—

Cash and cash equivalents, end of year	$7,025	$4,109	$2,441

Supplemental Cash Flow Disclosures
Interest paid	$2,264	$2,245	$536
Income tax refund, net	451	72	—
Noncash financing activities:
Issuance of shares in connection with the acquisition of Prime Bank	—	12,260	—
Deferred operating expense from issuance of common stock and warrants related to in-store banking operations	—	1,757	—
Issuance of shares in connection with the acquisition of Risk Services, Inc., net of deferred compensation	—	—	869

24. SUBSEQUENT EVENTS

        Acquisition of Pacific Business Bank—On March 14, 2003, we completed our acquisition of Pacific Business Bank for an aggregate cash price of $25.0 million. Pacific Business Bank operated four branches located in Santa Fe Springs, Carson, El Monte and South El Monte. We acquired approximately $110.1 million in loans and $134.9 million in deposits.

        Quarterly Cash Dividend—On January 16, 2003, our Board of Directors declared a quarterly cash dividend of $0.10 per share. The total dividend amounted to $2.4 million and was paid on or about February 10, 2003 to shareholders of record on January 27, 2003. This represents a 48% increase from the $0.0675 quarterly per share dividend paid by the Company in previous quarters.

25. QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2002
Interest and dividend income	$40,450	$43,605	$42,056	$40,102
Interest expense	11,585	12,387	12,463	12,544

Net interest income	28,865	31,218	29,593	27,558
Provision for loan losses	2,550	2,550	2,550	2,550

Net interest income after provision for loan losses	26,315	28,668	27,043	25,008
Noninterest income	7,930	6,546	5,728	5,258
Noninterest expense	16,317	16,277	15,968	15,118

Income before provision for income taxes	17,928	18,937	16,803	15,148
Provision for income taxes	5,293	6,051	4,554	4,217

Income before cumulative effect of change in accounting principle	12,635	12,886	12,249	10,931
Cumulative effect of change in accounting principle	—	—	—	788

Net income	$12,635	$12,886	$12,249	$11,719

Basic earnings per share	$0.53	$0.54	$0.52	$0.50
Diluted earnings per share	$0.52	$0.52	$0.49	$0.48
2001
Interest and dividend income	$42,391	$44,391	$46,546	$49,370
Interest expense	15,840	19,571	22,086	25,851

Net interest income	26,551	24,820	24,460	23,519
Provision for loan losses	2,500	1,500	1,500	717

Net interest income after provision for loan losses	24,051	23,320	22,960	22,802
Noninterest income	5,403	4,651	5,129	6,408
Noninterest expense	16,559	15,269	14,903	15,393

Income before provision for income taxes	12,895	12,702	13,186	13,817
Provision for income taxes	3,393	2,921	3,497	3,919

Income before cumulative effect of change in accounting principle	9,502	9,781	9,689	9,898
Cumulative effect of change in accounting principle	—	—	—	(87)

Net income	$9,502	$9,781	$9,689	$9,811

Basic earnings per share	$0.41	$0.43	$0.42	$0.43
Diluted earnings per share	$0.39	$0.41	$0.41	$0.41

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003
EAST WEST BANCORP, INC. (Registrant)
	By:	/s/ DOMINIC NG DOMINIC NG Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG Dominic Ng	Chairman of the Board, President, Chairman, and Chief Executive Officer (principal executive officer)	March 27, 2003
/s/ JULIA GOUW Julia Gouw	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	March 27, 2003
/s/ PEGGY T. CHERNG Peggy T. Cherng	Director	March 27, 2003
/s/ JOHN KOOKEN John Kooken	Director	March 27, 2003
/s/ HERMAN Y. LI Herman Y. Li	Director	March 27, 2003
/s/ JACK C. LIU Jack C. Liu	Director	March 27, 2003
/s/ JAMES P. MISCOLL James P. Miscoll	Director	March 27, 2003
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 27, 2003

CERTIFICATIONS

EAST WEST BANCORP, INC.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Dominic Ng, certify that:

1.
I have reviewed this annual report on Form 10-K of East West Bancorp, Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ DOMINIC NG DOMINIC NG President and Chief Executive Officer

EAST WEST BANCORP, INC.
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Julia Gouw, certify that:

1.
I have reviewed this annual report on Form 10-K of East West Bancorp, Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ JULIA GOUW JULIA GOUW Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS' REPORT
REPORT OF MANAGEMENT
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
EAST WEST BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATIONS
EAST WEST BANCORP, INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EAST WEST BANCORP, INC. CERTIFICATION OF CHIEF FINANCIAL OFFICER