Form 10-Q
period 2003-03-31
EAST WEST BANCORP INC
filed 2003-05-09
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Number of shares outstanding of the issuer's common stock on the latest practicable date: 23,989,625 shares of common stock as of April 30, 2003

Forward-Looking Statements

        Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other factors discussed in the Company's filings with the Securities and Exchange Commission, and in particular, the Company's Form 10-K under the heading "Risk Factors That May Affect Future Results." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2003 AND DECEMBER 31, 2002
(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and due from banks	$115,215	$100,272
Federal funds sold and securities purchased under resale agreements	153,000	195,000

Cash and cash equivalents	268,215	295,272
Interest-bearing deposits in other banks	5,134	—
Investment securities available for sale, at fair value (with amortized cost of $484,402 in 2003 and $526,411 in 2002)	489,929	531,607
Loans receivable, net of allowance for loan losses of $39,504 in 2003 and $35,292 in 2002	2,552,000	2,313,199
Investment in Federal Home Loan Bank stock, at cost	9,467	9,317
Investment in affordable housing partnerships	27,673	23,775
Premises and equipment, net	24,504	23,941
Premiums on deposits acquired, net	8,655	7,500
Goodwill and other intangibles	28,973	19,030
Accrued interest receivable and other assets	96,658	91,733
Deferred tax assets	8,560	6,115

TOTAL	$3,519,768	$3,321,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$825,930	$741,891
Interest-bearing	2,281,830	2,184,461

Total deposits	3,107,760	2,926,352
Federal Home Loan Bank advances	36,400	34,000
Notes payable	1,800	2,100
Accrued expenses and other liabilities	40,780	35,748
Deferred tax liabilities	100	422
Junior subordinated debt securities	20,750	20,750

Total liabilities	3,207,590	3,019,372

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—26,361,405 shares and 26,298,346 shares in 2003 and 2002, respectively
Outstanding—23,944,956 shares and 23,881,897 shares in 2003 and 2002, respectively	27	27
Additional paid in capital	157,691	155,904
Retained earnings	188,243	178,873
Deferred compensation	(1,159)	—
Treasury stock, at cost: 2,416,449 shares in 2003 and 2002	(35,955)	(35,955)
Accumulated other comprehensive income, net of tax	3,331	3,268

Total stockholders' equity	312,178	302,117

TOTAL	$3,519,768	$3,321,489

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$35,827	$36,092
Investment securities available for sale	4,566	3,247
Short-term investments	537	622
Federal Home Loan Bank stock	122	141

Total interest and dividend income	41,052	40,102

INTEREST EXPENSE
Customer deposit accounts	8,884	11,090
Short-term borrowings	11	26
Federal Home Loan Bank advances	532	862
Junior subordinated debt securities	566	566

Total interest expense	9,993	12,544

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	31,059	27,558
PROVISION FOR LOAN LOSSES	2,490	2,550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,569	25,008

NONINTEREST INCOME
Branch fees	1,723	1,464
Letters of credit fees and commissions	1,470	1,246
Loan fees	1,103	1,220
Net gain on sales of loans	559	213
Net gain on sales of investment securities available for sale	347	—
Other operating income	1,578	1,115

Total noninterest income	6,780	5,258

NONINTEREST EXPENSE
Compensation and employee benefits	7,722	6,298
Net occupancy	2,290	2,372
Amortization of investments in affordable housing partnerships	1,321	1,041
Amortization of premiums on deposits acquired	445	478
Data processing	386	489
Deposit insurance premiums and regulatory assessments	173	153
Other real estate owned operations, net	—	4
Other operating expenses	5,056	4,283

Total noninterest expense	17,393	15,118

INCOME BEFORE PROVISION FOR INCOME TAXES	17,956	15,148
PROVISION FOR INCOME TAXES	6,198	4,217

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	11,758	10,931
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	788

NET INCOME	$11,758	$11,719

BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.49	$0.47
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.49	$0.50
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.48	$0.45
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.48	$0.48
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	23,891	23,382
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	24,541	24,469

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
	(In thousands)
BALANCE, DECEMBER 31, 2001	$26	$145,312	$135,765	$(378)	$(35,945)	$(365)		$244,415
Comprehensive income
Net income for the period			11,719				$11,719	11,719
Net unrealized loss on securities						(1,416)	(1,416)	(1,416)

Comprehensive income							$10,303

Stock compensation cost		9		72				81
Tax benefit from option exercise		1,650						1,650
Issuance of 170,324 shares under Stock Option Plan		1,750						1,750
Cancellation of 13,675 shares related to the acquisition of East West Insurance Agency, Inc.		(230)		230				—
Purchase of 100 shares of treasury stock					(1)			(1)
Dividends paid on common stock			(1,579)					(1,579)

BALANCE, MARCH 31, 2002	$26	$148,491	$145,905	$(76)	$(35,946)	$(1,781)		$256,619

BALANCE, DECEMBER 31, 2002	$27	$155,904	$178,873	$—	$(35,955)	$3,268		$302,117
Comprehensive income
Net income for the period			11,758				$11,758	11,758
Net unrealized gain on securities						122	122	122
Net change in deferred gain on securitized loans						(59)	(59)	(59)

Comprehensive income							$11,821

Stock compensation cost		5		33				38
Tax benefit from option exercise		174						174
Issuance of 23,209 shares under Stock Option Plan		376						376
Issuance of 35,850 shares under Restricted Stock Plan		1,192		(1,192)				—
Issuance of 4,000 shares under Stock Warrants Plan		40						40
Dividends paid on common stock			(2,388)					(2,388)

BALANCE, MARCH 31, 2003	$27	$157,691	$188,243	$(1,159)	$(35,955)	$3,331		$312,178

	Three Months Ended
Disclosure of reclassification amounts:	March 31, 2003	March 31, 2002
	(In thousands)
Unrealized holding gain (loss) on securities arising during period, net of tax expense (benefit) of $220 in 2003 and $(944) in 2002	$330	$(1,416)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $139 in 2003 and $0 in 2002	(208)	—

Net unrealized gain (loss) on securities, net of tax expense (benefit) of $81 in 2003 and $(944) in 2002	$122	$(1,416)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,758	$11,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,727	1,784
Cumulative effect of change in accounting principle	—	(788)
Stock compensation costs	38	81
Deferred tax benefit	(1,857)	(1,074)
Provision for loan losses	2,490	2,550
Net gain on sales of investment securities, loans and other assets	(816)	(220)
Federal Home Loan Bank stock dividends	—	(135)
Proceeds from sale of loans held for sale	40,565	40,912
Originations of loans held for sale	(28,420)	(46,911)
Net change in accrued interest receivable and other assets, net of effects from purchase of Pacific Business Bank in 2003	(3,426)	(26)
Net change in accrued expenses and other liabilities, net of effects from purchase of Pacific Business Bank in 2003	2,666	(14,477)

Total adjustments	13,967	(18,304)

Net cash provided by (used in) operating activities	25,725	(6,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(91,222)	(51,004)
Purchases of:
Investment securities available for sale	(51,309)	(132,583)
Loans receivable	(50,746)	(44,873)
Investments in affordable housing partnerships	(5,218)	(1,489)
Premises and equipment	(450)	(251)
Proceeds from sale of investment securities available for sale	9,016	—
Proceeds from maturity of interest bearing deposits	496	—
Repayments, maturity and redemption of investment securities available for sale	88,711	133,266
Cash acquired from purchase of Pacific Business Bank, net of cash paid	3,713	—

Net cash used in investing activities	(97,009)	(96,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	46,499	124,159
Proceeds from Federal Home Loan Bank advances	1,084,000	2,610,000
Repayment of Federal Home Loan Bank advances	(1,084,000)	(2,650,000)
Repayment of notes payable on affordable housing investments	(300)	(600)
Proceeds from common stock options exercised	376	1,750
Proceeds from stock warrants exercised	40	—
Purchase and retirement of common stock	—	(1)
Dividends paid on common stock	(2,388)	(1,579)

Net cash provided by financing activities	44,227	83,729

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,057)	(19,790)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	295,272	224,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,215	$204,544

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,202	$13,724
Income tax payments, net	8,655	16,001

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

1.    BASIS OF PRESENTATION

        Our consolidated financial statements include the accounts of East West Bancorp, Inc. and our wholly owned subsidiaries, East West Bank and its subsidiaries and East West Insurance Agency, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

        The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2002.

        Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

        In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement was effective October 1, 2002. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25. We adopted the disclosure requirements of SFAS No. 148 effective with our December 31, 2002 consolidated financial statements as well as in our subsequent interim financial statements.

        In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the provisions of FIN No. 45 to standby letters of credit issued and modified after December 31, 2002. The adoption of this interpretation did not have a material impact on our results of operations, financial position or cash flows.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have an impact on our results of operations, financial position or cash flows.

Stock-Based Compensation

        We issue fixed stock options to certain officers and Directors. Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, we account for our fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. Had compensation cost for our plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$11,758	$11,719
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	22	46
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(333)	(319)

Net income, pro forma	$11,447	$11,446

Basic earnings per share
As reported	$0.49	$0.50
Pro forma	$0.48	$0.49
Diluted earnings per share
As reported	$0.48	$0.48
Pro forma	$0.47	$0.47

3.    ACQUISITION OF PACIFIC BUSINESS BANK

        On March 14, 2003, we completed our acquisition of Pacific Business Bank ("PBB") at aggregate cash price of $25.0 million. The results of PBB's operations have been included in the consolidated financial statements since that date. The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities of PBB were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. We recorded total goodwill of approximately $9.9 million and core deposit premium of $1.6 million. Core deposit premium will be amortized using the straight-line method over 7 years.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Values of Assets Acquired and Liabilities Assumed
(In thousands)
Cash, cash equivalents and other investments	$38,574
Loans receivable	111,242
Premises and equipment	806
Goodwill and other intangibles	9,942
Premiums on deposits acquired	1,600
Other assets	2,918

Total assets acquired	165,082

Deposits	(134,908)
Other liabilities	(5,174)

Total liabilities assumed	(140,082)

Net assets acquired	$25,000

4.    GOODWILL AND OTHER INTANGIBLES

        Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in a cumulative pre-tax income of $1.4 million ($788 thousand after-tax) representing the remaining balance of negative goodwill at December 31, 2001.

        The following tables set forth a reconciliation of net income and earnings per share information, before the cumulative effect of changes in accounting principle, for the three months ended March 31, 2003 and 2002:

	Three Months Ended March, 31
	2003	2002
	(In thousands, except per share data)
Reported net income	$11,758	$11,719
Deduct: Recognition of negative goodwill, net of tax	—	(788)

Reported net income before cumulative effect of change in accounting principle	$11,758	$10,931

Basic earnings per share:
Reported net income per share	$0.49	$0.50
Recognition of negative goodwill	—	(0.03)

Adjusted net income per share	$0.49	$0.47

Diluted earnings per share:
Reported net income per share	$0.48	$0.48
Recognition of negative goodwill	—	(0.03)

Adjusted net income per share	$0.48	$0.45

        We also have premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. We amortize premiums on acquired deposits using the straight-line method over 7 to 10 years. At March 31, 2003, the balance of deposit premiums totaled $8.7 million, including $1.6 million related to the Pacific Business Bank acquisition (see Note 3). Estimated future amortization expense of premiums on acquired deposits is as follows: $1.5 million for the remaining three quarters of 2003, $2.0 million in 2004 and 2005, $1.8 million in 2006, $819 thousand in 2007, $229 thousand in 2008 and 2009, and $57 thousand in 2010.

5.    COMMITMENTS AND CONTINGENCIES

        Credit Extensions—In the normal course of business, we have various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of March 31, 2003, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $508.3 million, $27.3 million, and $153.4 million, respectively.

        Litigation—We are a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, we do not expect that such litigation will have a material adverse effect on our financial position and results of operations.

6.    STOCKHOLDERS' EQUITY

        Earnings Per Share—The actual number of shares outstanding at March 31, 2003 was 23,944,956. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

        The following tables set forth earnings per share calculations for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003			2002
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$11,758	23,891	$0.49	$11,719	23,382	$0.50
Effect of dilutive securities:
Stock options	—	552	(0.01)	—	1,011	(0.02)
Restricted stock	—	24	—	—	53	—
Stock warrants	—	74	—	—	23	—

Dilutive earnings per share	$11,758	24,541	$0.48	$11,719	24,469	$0.48

        Quarterly Dividends—During 2003, our Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about February 10, 2003 to shareholders of record on January 27, 2003. For the first quarter of 2003, we paid cash dividends totaling $2.4 million to our shareholders.

7.    BUSINESS SEGMENTS

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

        The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$16,036	$11,727	$5,225	$5,921	$2,143	$41,052
Charge for funds used	(6,042)	(4,618)	(3,181)	(2,996)	(1,160)	(17,997)

Interest spread on funds used	9,994	7,109	2,044	2,925	983	23,055

Interest expense	(7,534)	(194)	(2,265)	—	—	(9,993)
Credit on funds provided	12,814	437	2,429	—	2,317	17,997

Interest spread on funds provided	5,280	243	164	—	2,317	8,004

Net interest income	$15,274	$7,352	$2,208	$2,925	$3,300	$31,059

Depreciation and amortization	$894	$15	$39	$438	$1,341	$2,727
Segment pretax profit	$3,514	$7,109	$2,250	$2,529	$2,554	$17,956
Segment assets as of March 31, 2003	$1,171,677	$838,402	$657,630	$606,258	$245,801	$3,519,768
	Three Months Ended March 31, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$13,126	$12,739	$4,011	$9,173	$1,053	$40,102
Charge for funds used	(5,456)	(6,047)	(3,332)	(5,367)	(140)	(20,342)

Interest spread on funds used	7,670	6,692	679	3,806	913	19,760

Interest expense	(9,501)	(253)	(2,790)	—	—	(12,544)
Credit on funds provided	14,531	552	2,798	—	2,461	20,342

Interest spread on funds provided	5,030	299	8	—	2,461	7,798

Net interest income	$12,700	$6,991	$687	$3,806	$3,374	$27,558

Depreciation and amortization	$955	$32	$(401)	$290	$908	$1,784
Segment pretax profit	$3,852	$5,927	$463	$3,614	$1,292	$15,148
Segment assets as of March 31, 2002	$899,750	$770,406	$444,562	$609,870	$178,632	$2,903,220

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our 2002 annual report on Form 10-K for the year ended December 31, 2002, and the accompanying interim unaudited consolidated financial statements and notes thereto.

Results of Operations

        We reported first quarter 2003 net income of $11.8 million, or $0.49 per basic share and $0.48 per diluted share, compared with $11.7 million, or $0.50 per basic share and $0.48 per diluted share, reported during the first quarter of 2002. Excluding the impact of the cumulative effect of a change in accounting principle, net income for the first three months of 2002 totaled $10.9 million, or $0.47 per basic share and $0.45 per diluted share. The 8% increase in net earnings before the cumulative effect of a change in accounting principle is primarily attributable to higher net interest income, noninterest-related revenues and a lower provision for loan losses, partially offset by higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets decreased to 1.42% for the quarter ended March 31, 2003, from 1.66% for the same period in 2002. The annualized return on average stockholders' equity decreased to 15.42% for the first quarter of 2003, compared with 18.78% for the same quarter of 2002.

Components of Net Income

	Three Months Ended March 31,
	2003	2002
	(In millions)
Net interest income	$31.1	$27.6
Provision for loan losses	(2.5)	(2.6)
Noninterest income	6.8	5.2
Noninterest expense	(17.4)	(15.1)
Provision for income taxes	(6.2)	(4.2)
Cumulative effect of change in accounting principle	—	0.8

Net income	$11.8	$11.7

Annualized return on average total assets	1.42%	1.66%

Net Interest Income

        Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the first quarter of 2003 totaled $31.1 million, a 13% increase over net interest income of $27.6 million for the same period in 2002.

        Total interest and dividend income during the quarter ended March 31, 2003 increased 2% to $41.1 million, compared with $40.1 million during the same period in 2002. The marginal increase in interest and dividend income during the first quarter of 2003 is attributable primarily to a 16% growth in average earning assets for the quarter ended March 31, 2003 partially offset by lower yields on all categories of earning assets. Growth in average loans and investment securities is attributable primarily to the growth in average earning assets for the first quarter of 2003. The net growth in average earning assets was funded largely by increases in noninterest-bearing demand deposits and time deposits.

        Total interest expense during the first quarter of 2003 decreased 20% to $10.0 million, compared with $12.5 million for the same period a year ago. The decrease in interest expense during the first quarter of 2003 is primarily attributable to lower rates paid on all deposit categories compounded by a lower volume of FHLB advances.

        Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 14 basis points to 4.01% for the first quarter of 2003, compared with 4.15% for the first quarter of 2002. The overall yield on average earning assets decreased 73 basis points to 5.30% in the first quarter of 2003, compared to 6.03% for the same period a year ago. The decrease in overall yields is primarily due to a Fed interest rate cut of 50 basis points during the fourth quarter of 2002 compounded by the accelerated amortization of remaining premiums on a collateralized mortgage obligation security that paid off in January 2003. Similarly, our overall cost of funds for the three months ended March 31, 2003, decreased 70 basis points to 1.74%, in response to the declining interest rate environment, compared with 2.44% for the first quarter of 2002. During the first quarter of 2003, approximately $723 million or 47% of our time deposit portfolio repriced downward, accounting for the majority of the reduction in our cost of funds. We expect another $675 million or 44% to reprice during the second quarter of 2003. We continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 39% to $677.2 million during the quarter ended March 31, 2003, compared with $485.7 million for the same quarter a year ago. During the quarter ended March 31, 2003, noninterest-bearing demand deposits accounted for 23% of average total deposits compared to 20% for the quarter ended March 31, 2002. If interest rates remain stable, we expect our net interest margin to increase during the remainder of the year as a significant portion of our time deposits continues to reprice downward and as noninterest-bearing demand deposits continue to grow in relation to our total deposit portfolio.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003 Average Balance	Interest	Average Yield Rate(1)	2002 Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$159,190	$537	1.35%	$125,456	$622	1.98%
Taxable investment securities (2)(3)	511,199	4,566	3.57%	321,316	3,247	4.04%
Loans receivable (2)(4)	2,417,485	35,827	5.93%	2,203,580	36,092	6.55%
FHLB stock	9,348	122	5.22%	9,032	141	6.24%

Total interest-earning assets	3,097,222	41,052	5.30%	2,659,384	40,102	6.03%

Noninterest-earning assets:
Cash and due from banks	75,975			63,579
Allowance for loan losses	(36,279)			(28,313)
Other assets	182,729			129,091

Total assets	$3,319,647			$2,823,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$238,758	198	0.33%	$203,372	360	0.71%
Money market accounts	179,352	412	0.92%	154,278	553	1.43%
Savings deposits	264,599	79	0.12%	225,704	250	0.44%
Time deposits	1,530,798	8,195	2.14%	1,339,054	9,927	2.97%
Short-term borrowings	2,567	11	1.71%	4,489	26	2.32%
FHLB advances	56,747	532	3.75%	105,833	862	3.26%
Junior subordinated debt securities	20,750	566	10.91%	20,750	566	10.91%

Total interest-bearing liabilities	2,293,571	9,993	1.74%	2,053,480	12,544	2.44%

Noninterest-bearing liabilities:
Demand deposits	677,222			485,698
Other liabilities	43,782			34,932
Stockholders' equity	305,072			249,631

Total liabilities and stockholders' equity	$3,319,647			$2,823,741

Interest rate spread			3.56%			3.59%

Net interest income and net interest margin		$31,059	4.01%		$27,558	4.15%

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

	Three Months Ended March 31, 2003 vs 2002
		Changes Due to
	Total Change
		Volume(1)	Rates(1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(85)	$143	$(228)
Taxable investment securities	1,319	1,733	(414)
Loans receivable, net	(265)	3,335	(3,600)
FHLB stock	(19)	5	(24)

Total interest and dividend income	$950	$5,216	$(4,266)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(162)	$54	$(216)
Money market accounts	(141)	80	(221)
Savings deposits	(171)	37	(208)
Time deposits	(1,732)	1,287	(3,019)
Short-term borrowings	(15)	(9)	(6)
FHLB advances	(330)	(445)	115

Total interest expense	$(2,551)	$1,004	$(3,555)

CHANGE IN NET INTEREST INCOME	$3,501	$4,212	$(711)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $2.5 million for the first quarter of 2003, compared to $2.6 million for the same period in 2002. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended March 31,
	2003	2002
	(In millions)
Branch fees	$1.72	$1.46
Letters of credit fees and commissions	1.47	1.25
Loan ancillary fees	1.10	1.22
Net gain on sales of loans	0.56	0.21
Net gain on sales of investment securities available for sale	0.35	—
Other	1.58	1.12

Total	$6.78	$5.26

        Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and investment securities available-for-sale, and other noninterest-related miscellaneous revenues.

        Noninterest income increased 29% to $6.8 million during the three months ended March 31, 2003, compared to $5.3 million for the same quarter in 2002, primarily due to higher branch fees, letter of credit fees and commissions, net gain on sales of loans, and other miscellaneous income, partially offset by a decrease in loan ancillary fees. Also included in noninterest income for the first quarter of 2003 are $347 thousand in net gains on investment securities available-for-sale. There were no such gains recorded in the first quarter of 2002.

        Branch fees, which represent revenues derived from branch operations, amounted to $1.7 million during the quarter ended March 31, 2003, an 18% increase from the $1.5 million earned during the same period in 2002. The increase in branch fees is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts, increased commissions from sales of alternative investment products, including mutual funds and annuities, and higher revenues from wire transfer transactions due to increased volume and the introduction of a new wire remittance product during the fourth quarter of 2002.

        Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 18% to $1.5 million during the quarter ended March 31, 2003, compared to $1.2 million for the same quarter in 2002. The increase in letters of credit fees and commissions is primarily due to higher commissions from trade finance activities related to import, export and standby letters of credit. The volume of trade finance transactions increased 31% during the quarter ended March 31, 2003 relative to the same period in 2002.

        Other contributions to noninterest income include other operating income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Other operating income increased to $1.6 million, or 42%, during the first quarter of 2003, from $1.1 million recorded during the same quarter of 2002. The increase in other operating income is primarily due to higher income earned on officer life insurance policies amounting to $802 thousand during the three months ended March 31, 2003, compared to $320 thousand in the same period of 2002. At March 31, 2003, the aggregate cash surrender value of the Company's officer life insurance policies amounted to $58.5 million, compared to $27.7 million at March 31, 2002. The sizeable increase in the aggregate cash surrender value of life insurance policies primarily represents the purchase of additional insurance contracts used to fund our benefit obligation under the Supplemental Executive Retirement Plan ("SERP") adopted by the Company during the fourth quarter of 2002.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended March 31,
	2003	2002
	(In millions)
Compensation and other employee benefits	$7.72	$6.30
Net occupancy	2.29	2.37
Amortization of affordable housing investments	1.32	1.04
Amortization of positive intangibles	0.45	0.48
Data processing	0.39	0.49
Deposit insurance premiums and regulatory assessments	0.17	0.15
Other	5.06	4.29

Total	$17.40	$15.12

Efficiency Ratio(1)	41%	41%

(1)
Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 15% to $17.4 million during the first quarter of 2003, from $15.1 million for the same period in 2002.

        Compensation and employee benefits increased 23% to $7.7 million during the first quarter of 2003, compared to $6.3 million for the same quarter last year. The rise in compensation and employee benefits is primarily due to increased staffing levels related to the opening of five 99 Ranch Market in-store branches, two of which were opened in February 2002, two in August 2002 and one during February 2003. Additionally, compensation expense related to the acquisition of Pacific Business Bank in mid-March 2003 as well as the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense during the first quarter of 2003.

        The amortization of investments in affordable housing partnerships increased 27% to $1.3 million during the three months ended March 31, 2003, compared with $1.0 million for the corresponding period in 2002. The increase in amortization expense reflects the $11.2 million in additional affordable housing investment purchases made since the first quarter of 2002. Total investments in affordable housing partnerships amounted to $27.7 million at March 31, 2003 compared to $23.8 million at December 31, 2002.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 18% to $5.1 million for the first quarter of 2003, from $4.3 million for the same period a year ago. The increase in other operating expenses is due primarily to our continued organic expansion through the 99 Ranch in-store branches and our new Beijing representative office as well as through our acquisition of PBB.

        Our efficiency ratio remained flat at 41% for the quarters ended March 31, 2003 and 2002. Despite our continued expansion and growth, we have managed to capitalize on operational efficiencies from infrastructure investments made in the past two years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

        The provision for income taxes increased 47% to $6.2 million for the first quarter of 2003, compared with $4.2 million for the same period in 2002. The increase in the tax provision is primarily attributable to a 19% increase in pretax earnings during the first quarter of 2003 and the absence of state tax benefits previously realized through the East West Securities Company, Inc., a regulated investment company formed and funded in July 2000 (the "Fund"). The Fund was dissolved on December 30, 2002 and we have received notification from the Securities and Exchange Commission that the Fund has been officially deregistered. The realization of state tax benefits through this regulated investment company ceased effective December 30, 2002.

        The provision for income taxes for the first quarter of 2003 also reflects the utilization of tax credits totaling $953 thousand, compared to $1.0 million utilized during the first quarter of 2002. The first quarter 2003 provision reflects an effective tax rate of 34.5%, compared with 27.8% for the same quarter in 2002.

Balance Sheet Analysis

        Our total assets increased $198.3 million, or 6%, to $3.52 billion, as of March 31, 2003, relative to total assets at December 31, 2002. The increase in total assets was comprised primarily of net loan growth totaling $238.8 million, an increase of $14.9 million in cash and due from banks, an increase of $5.1 million in interest-bearing deposits in other banks as a result of the PBB acquisition, and an increase of $9.9 million in goodwill also as a consequence of the PBB acquisition. Partially offsetting these increases to total assets were a decrease in federal funds sold and securities purchased under agreements to resell of $42.0 million and investment securities available-for-sale of $41.7 million. The net increase in total assets was largely funded by an increase in deposits totaling $181.4 million.

Investment Securities Available-for-Sale

        Total investment securities available-for-sale decreased 8% to $489.9 million as of March 31, 2003, compared with $531.6 million at December 31, 2002. In addition to repayments, maturities and sales of investment securities, $65.0 million of U.S. government agency securities were called during the first quarter of 2003. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $88.7 million and $9.0 million, respectively, during the three months ended March 31, 2003. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $51.3 million as well as funding a portion of loan originations made during the first three months of 2003. We also added $4.0 million in investment securities available-for-sale to our existing portfolio through our acquisition of PBB in March 2003. We recorded net gains totaling $347 thousand on sales of available-for-sale securities during the first quarter of 2003.

        The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of March 31, 2003 and December 31, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of March 31, 2003:
US Treasury securities	$25,315	$378	$—	$25,693
US Government agency securities	249,377	5,431	(2)	254,806
Securities issued by states and political subdivisions	30	1	—	31
Mortgage-backed securities	131,255	1,325	(340)	132,240
Corporate securities	76,460	185	(3,074)	73,571
Residual interest in securitized loans	1,965	1,623	—	3,588

Total	$484,402	$8,943	$(3,416)	$489,929

As of December 31, 2002:
US Treasury securities	$28,308	$461	$—	$28,769
US Government agency securities	275,498	5,993	—	281,491
Mortgage-backed securities	159,744	468	(802)	159,410
Corporate securities	59,837	116	(2,763)	57,190
Residual interest in securitized loans	3,024	1,723		4,747

Total	$526,411	$8,761	$(3,565)	$531,607

Loans

        We experienced strong loan demand during the first three months of 2003. Net loans receivable increased $238.8 million, or 10% to $2.6 billion at March 31, 2003. Excluding the $110.1 million of net loans acquired from Pacific Business Bank, organic loan growth during the first quarter of 2003 amounted to $129.0 million, or 6%, compared to year-end 2002 levels. The increase in loans was funded primarily through deposit growth and through repayments, maturities, sales and redemptions of investment securities available-for-sale.

        The growth in loans, excluding loans acquired from Pacific Business Bank, is comprised primarily of increases in single family loans of $22.7, or 21%, multifamily loans of $36.9 million or 6%, commercial real estate loans of $39.5 million or 4%, construction loans of $11.7 million or 7%, and commercial business loans of $20.4 million, or 6%. Partially offsetting the growth in these loan categories was the decrease in consumer loans of $2.2 million or 2%.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$132,058	5.1%	$108,508	4.6%
Residential, multifamily	675,338	26.1%	628,303	26.8%
Commercial and industrial real estate	1,091,385	42.2%	983,481	42.0%
Construction	194,440	7.5%	176,221	7.5%

Total real estate loans	2,093,221	80.9%	1,896,513	80.9%

Other loans:
Business, commercial	383,719	14.8%	336,371	14.3%
Automobile	15,695	0.6%	15,890	0.7%
Other consumer	95,659	3.7%	97,034	4.1%

Total other loans	495,073	19.1%	449,295	19.1%

Total gross loans	2,588,294	100.0%	2,345,808	100.0%

Unearned fees, premiums and discounts, net	3,210		2,683
Allowance for loan losses	(39,504)		(35,292)

Loan receivable, net	$2,552,000		$2,313,199

Nonperforming Assets

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets, as a percentage of total assets, were 0.18% and 0.17% at March 31, 2003 and December 31, 2002, respectively. Nonaccrual loans totaled $9.3 million at March 31, 2003, compared with $8.9 million at year-end 2002. Loans totaling $4.6 million were placed on nonaccrual status during the first quarter of 2003. These additions to nonaccrual loans were offset by $2.1 million in payoffs and principal paydowns, $727 thousand in loans brought current and $1.3 million in gross chargeoffs. Additions to nonaccrual loans during the first quarter of 2003 were comprised of a $1.8 million commercial real estate loan, $2.7 million in commercial business loans, and $33 thousand in consumer loans.

        Restructured loans and loans that have had their original terms modified totaled $3.3 million at March 31, 2003 and December 31, 2002. We received principal paydowns totaling $19 thousand during the first quarter of 2003. There were no new restructured loans during the quarter ended March 31, 2003.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had no OREO properties at March 31, 2003 and December 31, 2002.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$9,316	$8,855
Loans past due 90 days or more but not on nonaccrual	—	—

Total nonperforming loans	9,316	8,855

Restructured loans	3,284	3,304
Other real estate owned, net	—	—

Total nonperforming assets	$12,600	$12,159

Total nonperforming assets to total assets	0.36%	0.37%
Allowance for loan losses to nonperforming loans	424.04%	398.55%
Nonperforming loans to total gross loans	0.36%	0.38%

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

        At March 31, 2003, we classified $12.6 million of our loans as impaired, compared with $12.2 million at December 31, 2002. There were no specific reserves on impaired loans at March 31, 2003 and December 31, 2002. Our average recorded investment in impaired loans for the three months ended March 31, 2003 and 2002 were $13.2 million and $10.8 million, respectively. During the three months ended March 31, 2003 and 2002, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $280 thousand and $262 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $84 thousand and $109 thousand, respectively.

Allowance for Loan Losses

        Our management is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2003, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At March 31, 2003, the allowance for loan losses amounted to $39.5 million, or 1.53% of total loans, compared with $35.3 million, or 1.50% of total loans, at December 31, 2002, and $29.2 million, or 1.29% of total loans, at March 31, 2002. The $4.2 million increase in the allowance for loan losses at March 31, 2003, from year-end 2002, is comprised of $2.8 million in loss reserves acquired from Pacific Business Bank, $2.5 million in additional loss provisions reduced by $1.1 million in net chargeoffs recorded during the period.

        The provision for loan losses of $2.5 million for the first quarter of 2003 represents a 2% decrease from the $2.6 million in loss provisions recorded during the first quarter of 2002. First quarter 2003 net chargeoffs amounting to $1.1 million represent 0.18% of average loans outstanding for the three months ended March 31, 2003. This compares to net chargeoffs of $1.0 million, or 0.17% of average loans outstanding for the same period in 2002. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 10% during the first three months of 2003, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business and construction loans.

        The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Allowance balance, beginning of period	$35,292	$27,557
Allowance from acquisition	2,821	—
Provision for loan losses	2,490	2,550
Charge-offs:
1-4 family residential real estate	—	—
Multifamily real estate	—	—
Commercial and industrial real estate	—	—
Business, commercial	1,424	1,025
Automobile	9	—
Other	2	2

Total charge-offs	1,435	1,027

Recoveries:
1-4 family residential real estate	40	—
Multifamily real estate	—	—
Commercial and industrial real estate	—	—
Business, commercial	286	75
Automobile	10	—
Other	—	—

Total recoveries	336	75

Net charge-offs	1,099	952

Allowance balance, end of period	$39,504	$29,155

Average loans outstanding	$2,417,485	$2,203,580
Total gross loans outstanding, end of period	$2,588,294	$2,260,398
Annualized net charge-offs to average loans	0.18%	0.17%
Allowance for loan losses to total gross loans	1.53%	1.29%

        Our total allowance for loan losses is comprised of two components—allocated and unallocated. We utilize several methodologies to determine the allocated portion of the allowance and to test overall adequacy. The two primary methodologies, the classification migration model and the individual loan review analysis methodology, provide the basis for determining allocations between the various loan categories as well as the overall adequacy of the allowance. These methodologies are augmented by ancillary analyses, which include historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses.

        The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$372	5.1	$386	4.6
Multifamily real estate	3,743	26.1	3,142	26.8
Commercial and industrial real estate	10,221	42.2	7,748	42.0
Construction	4,828	7.5	4,410	7.5
Business, commercial	14,482	14.8	14,321	14.3
Automobile	89	0.6	40	0.7
Consumer and other	305	3.7	288	4.1
Other risks	5,464	—	4,957	—

Total	$39,504	100.0	$35,292	100.0

        Despite a 22% increase in the volume of single family loans at March 31, 2003 from year-end 2002 levels, allocated loss reserves on these loans decreased $14 thousand, or 4%, to $372 thousand at March 31, 2003. This is primarily due to the decrease in criticized (i.e. rated "special mention") and classified (i.e. rated "substandard" and "doubtful") loans relative to December 31, 2002. There were no single family loans rated "special mention" at March 31, 2003, compared to $309 thousand at December 31, 2002. Moreover, "substandard" single family loans totaled $80 thousand at March 31, 2003, compared with $223 thousand at December 31, 2002.

        Allocated reserves on multifamily loans increased $601 thousand, or 19%, to $3.7 million as of March 31, 2003 partially due to a 7% increase in the volume of loans in this loan category from year-end 2002 levels. Furthermore, during the first quarter of 2003, we established additional reserves on "pass" loans placed on the watchlist in response to an informal recommendation by federal examiners. As of March 31, 2003, we had $23.3 million in multifamily loans on the watchlist for which additional reserves were established.

        Allocated reserves on commercial real estate loans increased $2.5 million, or 32%, to $10.2 million at March 31, 2003 primarily due to four factors. First, there was an 11% increase in the volume of loans in this loan category relative to year-end 2002 predominantly due to the acquisition of Pacific Business Bank. Second, the concentration risk allocation ratio for hotels and motels was increased to 2.5% as of March 31, 2003, from 1.5% as of December 31, 2002 in response to the continued weakened state of the travel and tourism industry. A sustained disinterest in business and consumer travel has resulted in recent airline bankruptcies and financial difficulties for travel agencies and tour operators in general. This condition continues to weigh heavily on an already beleaguered travel and tourism industry that has not fully recovered from the crippling effects of the September 11th tragedy. Although the hotel industry concentration risk allocation was initially established in response to the anticipated fallout from the events of September 11th, management has deemed it prudent to continue to maintain this hotel concentration risk allocation to compensate for these developing situations. Third, additional reserves were established for the $27.3 million in commercial real estate loans that were on the watchlist as of March 31, 2003. And finally, further warranting additional loss reserves is an increase of $3.6 million in commercial real estate loans rated "special mention" at March 31, 2003. There were no "special mention" commercial real estate loans as of December 31, 2002.

        Allocated reserves on construction loans increased $418 thousand, or 9%, to $4.8 million at March 31, 2003 primarily due to a 10% increase in the volume of loans in this loan category relative to December 31, 2002.

        Allocated loss reserves on commercial business loans increased $161 thousand, or 1%, to $14.5 million at March 31, 2003. This is primarily due to a 14% increase in the volume of loans in this loan category at March 31, 2003 from year-end 2002 levels partially offset by a decrease in criticized and classified commercial business loans at March 31, 2003 relative to December 31, 2002. Specifically, commercial business loans rated "special mention" totaled $3.0 million at March 31, 2003, compared to $7.9 million at December 31, 2002. Furthermore, commercial business loans rated "substandard" and "doubtful" totaled $15.9 million and $120 thousand, respectively, at March 31, 2003, compared to $17.0 million and $2.0 million, respectively, at December 31, 2002.

        Allocated reserves on automobile loans increased $49 thousand, or 123%, to $89 thousand as of March 31, 2003, primarily due to the increase in criticized and classified automobile loans relative to year-end 2002. Automobile loans rated "special mention" and "substandard" totaled $28 thousand and $62 thousand, respectively, at March 31, 2003. There were no criticized or classified automobile loans as of December 31, 2002.

        Allocated reserves on consumer loans increased slightly by $17 thousand, or 6%, to $305 thousand as of March 31, 2003. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is due primarily to a 7% increase in home equity lines of credit at March 31, 2003 relative to December 31, 2002.

        The allowance for loan losses of $39.5 million at March 31, 2003 exceeded the allocated allowance by $5.5 million, or 14% of the total allowance. This compares to an unallocated allowance of $5.0 million, or 14%, as of December 31, 2002. The $5.5 million unallocated allowance at March 31, 2003 is comprised of three elements. First, we have set aside $231 thousand for foreign transaction risk associated with credit lines totaling $78.6 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 3.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries ranging from BB to AAA. The second element, which accounts for approximately $1.7 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the recessionary state of the national economy. Despite concerted efforts by the government to stimulate the economy through various tax cuts and incentives and through its aggressive policy of lowering interest rates, the previous year has been characterized by eroding consumer confidence, increasing jobless rates, substantial shortfalls in sales and earnings, business closures and company downsizing. This economic downturn has been exacerbated by corporate scandals linked to various large companies, and more recently, by the geopolitical turmoil in the Middle East. The economic forecast in the foreseeable future is not positive. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The third and final element, which accounts for approximately $3.4 million, or approximately 10% of the allocated allowance amount of $34.0 million at March 31, 2003, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

        Deposits increased $181.4 million, or 6%, to $3.11 billion at March 31, 2003, from $2.93 billion at December 31, 2002. The increase in deposits reflects $134.9 million in deposits acquired from Pacific Business Bank in mid-March 2003. Excluding this transaction, internal deposit growth amounted to $46.5 million, or 2%, over December 31, 2002. This organic deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $46.6 million, or 6%, money market accounts of $21.1 million, or 13%, savings accounts of $15.8 million, or 6%, and checking accounts of $7.5 million, or 3%. Partially offsetting the increases in these deposit categories is a decrease of $44.5 million, or

3%, in time deposits. A majority of the reduction in time deposits represent brokered deposits totaling $26.6 million. The decrease in brokered deposits reflects the replacement of such deposits with the increasing volume of commercial and retail deposit accounts.

Borrowings

        We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances increased 7% to $36.4 million as of March 31, 2003, an increase of $2.4 million from December 31, 2002. The increase was due to an FHLB advance assumed through the Pacific Business Bank acquisition. There were no outstanding short-term borrowings at March 31, 2003 and December 31, 2002.

Capital Resources

        Our primary source of capital is the retention of net after tax earnings. At March 31, 2003, stockholders' equity totaled $312.2 million, a 3% increase from $302.1 million as of December 31, 2002. The increase is due primarily to: (1) net income of $11.8 million during the first three months of 2003; (2) an increase of $122 thousand in unrealized gains on available-for-sale securities, (3) stock compensation costs amounting to $38 thousand related to our Restricted Stock Award Program, (4) tax benefits of $174 thousand resulting from the exercise of nonqualified stock options, and (5) net issuance of common stock totaling $416 thousand, representing 27,209 shares, from the exercise of stock options and stock warrants. These transactions were offset by (1) payment of first quarter 2003 cash dividends totaling $2.4 million, and (2) a decrease of $59 thousand in deferred gains related to the securitization of residential single family loans in September 2002. The decrease in deferred gains represents the amortization, net of tax, of such gains recorded during the first quarter of 2003.

        Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At March 31, 2003, East West Bank's Tier 1 and total capital ratios were 9.5% and 10.7%, respectively, compared to 10.2% and 11.5%, respectively, at December 31, 2002.

        The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at March 31, 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.0%	10.7%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.9%	9.5%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.9%	8.6%	4.0%	5.0%

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

        During the three months ended March 31, 2003, we experienced net cash inflows from operating activities of $25.7 million, compared to net cash outflows of $6.6 million for the three months ended March 31, 2002. Net cash inflows from operating activities for the first quarter of 2003 were primarily due to net income earned during the period and net proceeds from the sale of loans held for sale. For the first quarter of 2002, net cash outflows from operating activities were primarily due to the payment of accrued federal income taxes related to the 2001 fiscal year and the origination of loans held for sale.

        Net cash outflows from investing activities totaled $97.0 million and $96.9 million for the three months ended March 31, 2003 and 2002, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

        We experienced net cash inflows from financing activities of $44.2 million for the first three months of 2003 primarily due to deposit growth. During the same period in 2002, growth in deposits partially offset by net repayments of FHLB advances largely accounted for net cash inflows from financing activities totaling $83.7 million.

        As a means of augmenting our liquidity sources, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At March 31, 2003, our available borrowing capacity includes approximately $127.0 million in repurchase arrangements, $92.0 million in federal funds line facilities, and $125.9 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2003, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

        The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by our subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the three months ended March 31, 2003, total dividends paid by East West Bank to East West Bancorp, Inc. totaled $2.6 million, compared with $1.7 million for the same period in 2002. As of March 31, 2003, approximately $115.3 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

        Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2003 and December 31, 2002, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
+200	13.5%	12.8%	1.4%	0.7%
+100	7.6%	7.3%	1.7%	1.4%
-100	(6.1)%	(6.2)%	(0.3)%	(0.6)%
-200	(13.6)%	(12.7)%	(1.2)%	(2.0)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2003 and December 31, 2002. At March 31, 2003 and December 31, 2002, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

        The following tables provide the outstanding principal balances and the weighted average interest rates of our non-derivative financial instruments as of March 31, 2003. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Total	Fair Value at March 31, 2003
	(Dollars in thousands)
At March 31, 2003:
Assets:
Short-term investments	$157,540	$594	$—	$—	$—	$—	$158,134	$158,134
Weighted average rate	1.60%	3.12%	—%	—%	—%	—%	1.61%
Investment securities available-for-sale (fixed rate)	$68,880	$257,211	$1,039	$574	$344	$303	$328,351	$334,400
Weighted average rate	3.94%	3.54%	5.89%	5.89%	5.89%	5.89%	3.64%
Investment securities available-for-sale (variable rate)	$156,051	$—	$—	$—	$—	$—	$156,051	$155,529
Weighted average rate	2.78%	—%	—%	—%	—%	—%	2.78%
Total gross loans	$2,039,113	$264,783	$109,292	$93,784	$57,111	$24,211	$2,588,294	$2,598,808
Weighted average rate	5.47%	6.94%	6.62%	7.46%	6.75%	6.79%	5.78%
Liabilities:
Checking accounts	$249,697	$—	$—	$—	$—	$—	$249,697	$249,697
Weighted average rate	0.29%	—%	—%	—%	—%	—%	0.29%
Money market accounts	$217,469	$—	$—	$—	$—	$—	$217,469	$217,469
Weighted average rate	0.81%	—%	—%	—%	—%	—%	0.81%
Savings deposits	$280,407	$—	$—	$—	$—	$—	$280,407	$280,407
Weighted average rate	0.11%	—%	—%	—%	—%	—%	0.11%
Time deposits	$1,381,389	$124,444	$19,307	$8,372	$745	$—	$1,534,257	$1,540,189
Weighted average rate	1.90%	3.23%	3.34%	4.26%	3.65%	—%	2.04%
FHLB advances	$15,100	$21,300	$—	$—	$—	$—	$36,400	$37,491
Weighted average rate	5.99%	5.19%	—%	—%	—%	—%	5.52%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$24,953
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We sometimes use derivative financial instruments, primarily interest rate swap and interest rate cap agreements, as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders' equity. The use of derivatives has been declining since 1999, and derivatives have not had a material effect on our operating results or financial position. We had no outstanding derivative positions at March 31, 2003 and December 31, 2002.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

        For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

ITEM 4: CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out this evaluation.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are not involved in any material legal proceedings. Our subsidiary, East West Bank, from time to time is party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of our management, based upon the advice of legal counsel, the resolution of any such issues would not have a material adverse impact on our financial position, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On February 28, 2003, we granted 35,850 shares of restricted stock to various officers of the Company. The aggregate fair value of the restricted shares awarded totaled approximately $1.2 million on the date of grant. The restricted shares awarded will become fully vested after three years of continued employment from the date of grant. The shares are currently unregistered and we anticipate the registration of these shares to be completed during the second quarter of 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  (i)
  Exhibit 99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

  (ii)
  Exhibit 99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

        All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

  (b)
  Reports on Form 8-K

  (i)
  April 17, 2003—Press Release: First Quarter 2003 Operating Results

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2003
EAST WEST BANCORP, INC.
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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003
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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003
/s/ JULIA GOUW JULIA GOUW Executive Vice President and Chief Financial Officer

QuickLinks

  Forward-Looking Statements
PART I—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three Months Ended March 31, 2003 and 2002 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS
  ITEM 4: CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS