Form 10-Q
period 2003-06-30
EAST WEST BANCORP INC
filed 2003-08-14
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

        Number of shares outstanding of the issuer's common stock on the latest practicable date: 24,073,133 shares of common stock as of July 31, 2003

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and due from banks	$76,915	$100,272
Federal funds sold and securities purchased under resale agreements	155,000	195,000

Cash and cash equivalents	231,915	295,272
Interest-bearing deposits in other banks	5,134	—
Investment securities available for sale, at fair value (with amortized cost of $417,808 in 2003 and $526,411 in 2002)	422,902	531,607
Loans receivable, net of allowance for loan losses of $40,750 in 2003 and $35,292 in 2002	2,727,138	2,313,199
Investment in Federal Home Loan Bank stock, at cost	9,704	9,317
Investment in affordable housing partnerships	26,009	23,775
Premises and equipment, net	23,825	23,941
Premiums on deposits acquired, net	8,601	7,500
Goodwill and other intangibles	28,710	19,030
Accrued interest receivable and other assets	107,406	91,733
Deferred tax assets	9,249	6,115

TOTAL	$3,600,593	$3,321,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$839,537	$741,891
Interest-bearing	2,235,092	2,184,461

Total deposits	3,074,629	2,926,352
Federal Home Loan Bank advances	132,400	34,000
Notes payable	1,500	2,100
Accrued expenses and other liabilities	45,161	35,748
Deferred tax liabilities	—	422
Junior subordinated debt securities	20,750	20,750

Total liabilities	3,274,440	3,019,372

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—26,443,871 shares and 26,298,346 shares in 2003 and 2002, respectively
Outstanding—24,027,422 shares and 23,881,897 shares in 2003 and 2002, respectively	27	27
Additional paid in capital	159,579	155,904
Retained earnings	200,529	178,873
Deferred compensation	(1,060)	—
Treasury stock, at cost: 2,416,449 shares in 2003 and 2002	(35,955)	(35,955)
Accumulated other comprehensive income, net of tax	3,033	3,268

Total stockholders' equity	326,153	302,117

TOTAL	$3,600,593	$3,321,489

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$39,114	$38,056	$74,941	$74,390
Investment securities available for sale	4,032	3,495	8,598	6,742
Short-term investments	616	542	1,153	1,164
Federal Home Loan Bank stock	111	131	233	272

Total interest and dividend income	43,873	42,224	84,925	82,568

INTEREST EXPENSE
Customer deposit accounts	7,686	10,953	16,570	22,043
Short-term borrowings	4	7	15	33
Federal Home Loan Bank advances	636	937	1,168	1,799
Junior subordinated debt securities	566	566	1,132	1,132

Total interest expense	8,892	12,463	18,885	25,007

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	34,981	29,761	66,040	57,561
PROVISION FOR LOAN LOSSES	2,010	2,550	4,500	5,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,971	27,211	61,540	52,461

NONINTEREST INCOME
Branch fees	1,830	1,562	3,553	3,026
Letters of credit fees and commissions	1,869	1,334	3,339	2,580
Loan fees	1,252	1,018	2,104	1,246
Net gain on sales of loans	81	—	182	254
Net gain on sales of investment securities available for sale	640	13	987	13
Income from secondary market activities	1,414	301	2,122	1,010
Other operating income	1,596	1,332	3,175	2,447

Total noninterest income	8,682	5,560	15,462	10,576

NONINTEREST EXPENSE
Compensation and employee benefits	7,887	6,236	15,609	12,411
Net occupancy	2,548	2,340	4,838	4,712
Amortization of investments in affordable housing partnerships	1,663	1,115	2,984	2,156
Amortization of premiums on deposits acquired	507	439	952	917
Data processing	474	415	860	904
Deposit insurance premiums and regulatory assessments	190	146	363	299
Other real estate owned operations, net	—	3	—	7
Other operating expenses	6,041	5,274	11,097	9,680

Total noninterest expense	19,310	15,968	36,703	31,086

INCOME BEFORE PROVISION FOR INCOME TAXES	22,343	16,803	40,299	31,951
PROVISION FOR INCOME TAXES	7,658	4,554	13,856	8,771

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	14,685	12,249	26,443	23,180
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	—	788

NET INCOME	$14,685	$12,249	$26,443	$23,968

BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.61	$0.52	$1.10	$0.99
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.61	$0.52	$1.10	$1.02
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.60	$0.49	$1.08	$0.94
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.60	$0.49	$1.08	$0.97
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	23,968	23,524	23,928	23,453
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	24,602	24,799	24,571	24,648

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
	(In thousands)
BALANCE, DECEMBER 31, 2001	$26	$145,312	$135,765	$(378)	$(35,945)	$(365)		$244,415
Comprehensive income
Net income for the period			23,968				$23,968	23,968
Net unrealized gain on securities						1,034	1,034	1,034

Comprehensive income							$25,002

Stock compensation cost		18		148				166
Tax benefit from option exercise		2,159						2,159
Issuance of 221,182 shares under Stock Option Plan		2,327						2,327
Issuance of 23,809 shares under Stock Purchase Plan		473						473
Cancellation of 13,675 shares related to the acquisition of East West Insurance Agency, Inc.		(230)		230				—
Purchase of 968 shares of treasury stock					(10)			(10)
Dividends paid on common stock			(3,172)					(3,172)

BALANCE, JUNE 30, 2002	$26	$150,059	$156,561	$—	$(35,955)	$669		$271,360

BALANCE, DECEMBER 31, 2002	$27	$155,904	$178,873	$—	$(35,955)	$3,268		$302,117
Comprehensive income
Net income for the period			26,443				$26,443	26,443
Net unrealized loss on securities						(129)	(129)	(129)
Net change in deferred gain on securitized loans						(106)	(106)	(106)

Comprehensive income							$26,208

Stock compensation cost		10		132				142
Tax benefit from option exercise		484						484
Issuance of 66,977 shares under Stock Option Plan		1,147						1,147
Issuance of 25,198 shares under Stock Purchase Plan		667						667
Issuance of 35,850 shares under Restricted Stock Plan		1,192		(1,192)				—
Issuance of 17,500 shares under Stock Warrants Plan		175						175
Dividends paid on common stock			(4,787)					(4,787)

BALANCE, JUNE 30, 2003	$27	$159,579	$200,529	$(1,060)	$(35,955)	$3,033		$326,153

	Six Months Ended
Disclosure of reclassification amounts:	June 30, 2003	June 30, 2002
	(In thousands)
Unrealized holding gain on securities arising during period, net of tax expense of $321 in 2003 and $694 in 2002	$443	$1,042
Less: Reclassification adjustment for gain included in net income, net of tax expense of $415 in 2003 and $5 in 2002	(572)	(8)

Net unrealized gain (loss) on securities, net of tax expense (benefit) of $(94) in 2003 and $689 in 2002	$(129)	$1,034

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,443	$23,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,564	4,647
Cumulative effect of change in accounting principle	—	(788)
Stock compensation costs	142	166
Deferred tax benefit	(3,706)	(2,814)
Provision for loan losses	4,500	5,100
Net gain on sales of investment securities, loans and other assets	(3,124)	(650)
Federal Home Loan Bank stock dividends	(238)	(261)
Proceeds from sale of loans held for sale	115,610	85,310
Originations of loans held for sale	(90,316)	(81,048)
Net change in accrued interest receivable and other assets, net of effects from purchase of Pacific Business Bank in 2003	(9,882)	(2,513)
Net change in accrued expenses and other liabilities, net of effects from purchase of Pacific Business Bank in 2003	4,439	(11,031)

Total adjustments	22,989	(3,882)

Net cash provided by operating activities	49,432	20,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(255,710)	(175,386)
Purchases of:
Investment securities available for sale	(72,434)	(183,168)
Loans receivable	(74,808)	(81,941)
Investments in affordable housing partnerships	(5,218)	(1,777)
Premises and equipment	(984)	(745)
Proceeds from sale of investment securities available for sale	25,879	720
Proceeds from maturity of interest bearing deposits	496	—
Repayments, maturity and redemption of investment securities available for sale	160,307	155,100
Redemption of Federal Home Loan Bank stock	—	174
Cash acquired from purchase of Pacific Business Bank, net of cash paid	3,713	—

Net cash used in investing activities	(218,759)	(287,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	13,368	245,838
Proceeds from Federal Home Loan Bank advances	1,740,000	6,384,200
Repayment of Federal Home Loan Bank advances	(1,644,000)	(6,429,200)
Repayment of notes payable on affordable housing investments	(600)	(900)
Proceeds from common stock options exercised	1,147	2,327
Proceeds from stock warrants exercised	175	—
Proceeds from employee stock purchase plan	667	473
Purchase and retirement of common stock	—	(10)
Dividends paid on common stock	(4,787)	(3,172)

Net cash provided by financing activities	105,970	199,556

NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,357)	(67,381)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	295,272	224,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$231,915	$156,953

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,129	$26,144
Income tax payments, net	23,147	22,337

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

1.    BASIS OF PRESENTATION

        Our consolidated financial statements include the accounts of East West Bancorp, Inc. and our wholly owned subsidiaries, East West Bank and its subsidiaries and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

        The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2002.

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

        In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the provisions of FIN No. 45 to standby letters of credit issued and modified after December 31, 2002. The adoption of this interpretation did not have a material impact on our results of operations, financial position or cash flows.

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

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. Specifically, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Such changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. We do not anticipate the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. We do not anticipate the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

Stock-Based Compensation

        We issue fixed stock options to certain officers and Directors. Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, we account for our fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. Had compensation cost for our plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$14,685	$12,249	$26,443	$23,968
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	60	44	82	90
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(364)	(317)	(697)	(637)

Net income, pro forma	$14,381	$11,976	$25,828	$23,421

Basic earnings per share
As reported	$0.61	$0.52	$1.10	$1.02
Pro forma	$0.60	$0.51	$1.08	$1.00
Diluted earnings per share
As reported	$0.60	$0.49	$1.08	$0.97
Pro forma	$0.58	$0.48	$1.05	$0.95

3.    ACQUISITION OF PACIFIC BUSINESS BANK

        On March 14, 2003, we completed our acquisition of Pacific Business Bank ("PBB") at an aggregate cash price of $25.0 million. The results of PBB's operations have been included in the consolidated financial statements since that date. The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities of PBB were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. We recorded total goodwill of approximately $9.7 million and core deposit premium of $2.1 million. Core deposit premium will be amortized using the straight-line method over 7 years.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Values of Assets Acquired and Liabilities Assumed
(In thousands)
Cash, cash equivalents and other investments	$38,574
Loans receivable	111,242
Premises and equipment	806
Goodwill and other intangibles	9,679
Premiums on deposits acquired	2,053
Other assets	2,728

Total assets acquired	165,082

Deposits	(134,908)
Other liabilities	(5,174)

Total liabilities assumed	(140,082)

Net assets acquired	$25,000

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

        The following tables set forth a reconciliation of net income and earnings per share information, before the cumulative effect of changes in accounting principle, for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Reported net income	$14,685	$12,249	$26,443	$23,968
Deduct: Recognition of negative goodwill, net of tax	—	—	—	(788)

Reported net income before cumulative effect of change in accounting principle	$14,685	$12,249	$26,443	$23,180

Basic earnings per share:
Reported net income per share	$0.61	$0.52	$1.10	$1.02
Recognition of negative goodwill	—	—	—	(0.03)

Adjusted net income per share	$0.61	$0.52	$1.10	$0.99

Diluted earnings per share:
Reported net income per share	$0.60	$0.49	$1.08	$0.97
Recognition of negative goodwill	—	—	—	(0.03)

Adjusted net income per share	$0.60	$0.49	$1.08	$0.94

        We also have premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. We amortize premiums on acquired deposits using the straight-line method over 7 to 10 years. At June 30, 2003, the balance of deposit premiums totaled $8.6 million, including $2.1 million related to the PBB acquisition (see Note 3). Estimated future amortization expense of premiums on acquired deposits is as follows: $1.1 million for the remaining two quarters of 2003, $2.1 million in 2004 and 2005, $1.9 million in 2006, $885 thousand in 2007, $295 thousand in 2008 and 2009, and $48 thousand in 2010.

5.    COMMITMENTS AND CONTINGENCIES

        Credit Extensions—In the normal course of business, we have various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of June 30, 2003, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund mortgage loan applications in process amounted to $567.9 million, $360.3 million, and $230.8 million, respectively.

        Litigation—We are a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, we do not expect that such litigation will have a material adverse effect on our financial position and results of operations.

6.    STOCKHOLDERS' EQUITY

        Earnings Per Share—The actual number of shares outstanding at June 30, 2003 was 24,027,422. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

        The following tables set forth earnings per share calculations for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003			2002
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$14,685	23,968	$0.61	$12,249	23,524	$0.52
Effect of dilutive securities:
Stock options	—	556	(0.01)	—	1,143	(0.03)
Restricted stock	—	3	—	—	53	—
Stock warrants	—	75	—	—	79	—

Dilutive earnings per share	$14,685	24,602	$0.60	$12,249	24,799	$0.49

	Six Months Ended June 30,
	2003			2002
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$26,443	23,928	$1.10	$23,968	23,453	$1.02
Effect of dilutive securities:
Stock options	—	554	(0.02)	—	1,087	(0.05)
Restricted stock	—	14	—	—	53	—
Stock warrants	—	75	—	—	55	—

Dilutive earnings per share	$26,443	24,571	$1.08	$23,968	24,648	$0.97

        Quarterly Dividends—Our Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about February 10, 2003 to shareholders of record on January 27, 2003. On April 18, 2003, our Board of Directors declared another quarterly common stock cash dividend of $0.10 per share payable on or about May 15, 2003 to shareholders of record on May 1, 2003. For the first half of 2003, we paid cash dividends totaling $4.8 million to our shareholders.

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

        The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$18,872	$11,827	$4,708	$7,621	$845	$43,873
Charge for funds used	(6,859)	(4,535)	(2,433)	(3,822)	288	(17,361)

Interest spread on funds used	12,013	7,292	2,275	3,799	1,133	26,512

Interest expense	(6,649)	(188)	(2,055)	—	—	(8,892)
Credit on funds provided	12,812	467	2,314	—	1,768	17,361

Interest spread on funds provided	6,163	279	259	—	1,768	8,469

Net interest income	$18,176	$7,571	$2,534	$3,799	$2,901	$34,981

Depreciation and amortization	$974	$15	$(99)	$313	$1,634	$2,837
Segment pretax profit	$5,129	$7,029	$2,696	$3,164	$4,325	$22,343
Segment assets as of June 30, 2003	$1,402,576	$839,993	$592,786	$558,286	$206,952	$3,600,593
	Three Months Ended June 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$14,279	$12,680	$4,167	$9,999	$1,099	$42,224
Charge for funds used	(5,904)	(5,776)	(3,164)	(5,796)	(136)	(20,776)

Interest spread on funds used	8,375	6,904	1,003	4,203	963	21,448

Interest expense	(9,447)	(257)	(2,759)	—	—	(12,463)
Credit on funds provided	15,027	553	2,922	—	2,274	20,776

Interest spread on funds provided	5,580	296	163	—	2,274	8,313

Net interest income	$13,955	$7,200	$1,166	$4,203	$3,237	$29,761

Depreciation and amortization	$934	$19	$231	$243	$1,006	$2,433
Segment pretax profit	$3,930	$7,049	$981	$3,888	$955	$16,803
Segment assets as of June 30, 2002	$948,785	$826,923	$438,476	$608,498	$215,220	$3,037,902

	Six Months Ended June 30, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$34,908	$23,554	$9,933	$13,542	$2,988	$84,925
Charge for funds used	(12,901)	(9,153)	(5,614)	(6,818)	(872)	(35,358)

Interest spread on funds used	22,007	14,401	4,319	6,724	2,116	49,567

Interest expense	(14,183)	(382)	(4,320)	—	—	(18,885)
Credit on funds provided	25,626	904	4,743	—	4,085	35,358

Interest spread on funds provided	11,443	522	423	—	4,085	16,473

Net interest income	$33,450	$14,923	$4,742	$6,724	$6,201	$66,040

Depreciation and amortization	$1,868	$30	$(60)	$751	$2,975	$5,564
Segment pretax profit	$8,643	$14,138	$4,946	$5,693	$6,879	$40,299
Segment assets as of June 30, 2003	$1,402,576	$839,993	$592,786	$558,286	$206,952	$3,600,593
	Six Months Ended June 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$27,396	$25,662	$8,178	$19,172	$2,160	$82,568
Charge for funds used	(11,360)	(11,823)	(6,496)	(11,164)	(276)	(41,119)

Interest spread on funds used	16,036	13,839	1,682	8,008	1,884	41,449

Interest expense	(18,949)	(510)	(5,548)	—	—	(25,007)
Credit on funds provided	29,559	1,105	5,719	—	4,736	41,119

Interest spread on funds provided	10,610	595	171	—	4,736	16,112

Net interest income	$26,646	$14,434	$1,853	$8,008	$6,620	$57,561

Depreciation and amortization	$1,889	$51	$(170)	$533	$1,914	$4,217
Segment pretax profit	$7,782	$12,976	$1,444	$7,502	$2,247	$31,951
Segment assets as of June 30, 2002	$948,785	$826,923	$438,476	$608,498	$215,220	$3,037,902

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

Results of Operations

        We reported second quarter 2003 net income of $14.7 million, or $0.61 per basic share and $0.60 per diluted share, compared with $12.2 million, or $0.52 per basic share and $0.49 per diluted share, reported during the second quarter of 2002. The 20% increase in net income is primarily attributable to higher net interest income, higher noninterest-related revenues and a lower provision for loan losses, partially offset by higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets increased to 1.67% for the quarter ended June 30, 2003, from 1.66% for the same period in 2002. The annualized return on average stockholders' equity decreased to 18.56% for the second quarter of 2003, compared with 18.66% for the second quarter of 2002.

        Net income for the six months ended June 30, 2003 increased 10% to $26.4 million, or $1.10 per basic share and $1.08 per diluted share, from $24.0 million, or $1.02 per basic and $0.97 per diluted share. Our annualized return on average total assets decreased to 1.55% for the first half of 2003, from 1.66% for the same period in 2002. The annualized return on average stockholders' equity decreased to 17.01% for the six months ended June 30, 2003, from 18.72% for the corresponding period in 2002. Excluding the impact of the cumulative effect of a change in accounting principle, net income for the first six months of 2002 totaled $23.2 million, or $0.99 per basic share and $0.94 per diluted share.

Components of Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Net interest income	$35.0	$29.8	$66.0	$57.6
Provision for loan losses	(2.0)	(2.6)	(4.5)	(5.1)
Noninterest income	8.7	5.6	15.5	10.6
Noninterest expense	(19.3)	(16.0)	(36.7)	(31.1)
Provision for income taxes	(7.7)	(4.6)	(13.9)	(8.8)
Cumulative effect of change in accounting principle	—	—	—	0.8

Net income	$14.7	$12.2	$26.4	$24.0

Annualized return on average total assets	1.67%	1.66%	1.55%	1.66%

Net Interest Income

        Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the second quarter of 2003 totaled $35.0 million, an 18% increase over net interest income of $29.8 million for the same period in 2002.

        Total interest and dividend income during the quarter ended June 30, 2003 increased 4% to $43.9 million, compared with $42.2 million during the same period in 2002. Year-to-date interest and dividend income increased 3% to $84.9 million, compared with $82.6 million during the first half of 2002. The marginal increase in interest and dividend income during both the second quarter and the first six months of 2003 is attributable primarily to a 17% growth in average earning assets for the quarter and six months ended June 30, 2003, partially offset by lower yields on all categories of earning assets. Growth in average loans, investment securities and short-term investments accounted primarily for the growth in average earning assets for the quarter and six months ended June 30, 2003. The net growth in average earning assets was funded by increases in noninterest-bearing demand deposits and all categories of interest-bearing deposits.

        Total interest expense during the second quarter of 2003 decreased 29% to $8.9 million, compared with $12.5 million for the same period a year ago. Similarly, total interest expense decreased 24% to $18.9 million for the first half of 2003, from $25.0 million for the first half of 2002. The decrease in interest expense during both the second quarter and first six months of 2003 is primarily attributable to lower rates paid on all deposit categories compounded by a lower volume of FHLB advances.

        Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased slightly by 1 basis point to 4.28% for the second quarter of 2003, compared with 4.27% for the second quarter of 2002. For the first six months of 2003, the net interest margin decreased 8 basis points to 4.15%, from 4.23% for the same period a year ago. The overall yield on average earning assets decreased 69 basis points to 5.37% in the second quarter of 2003, compared to 6.06% for the second quarter of 2002, while the yield on average earning assets for the first six months of 2003 decreased 72 basis points to 5.34%, from 6.06% for the same period in 2002. The decrease in overall yields for both periods is primarily due to a Fed interest rate cut of 50 basis points during the fourth quarter of 2002 compounded by the accelerated amortization of remaining premiums on a collateralized mortgage obligation security that paid off in January 2003.

        Similarly, our overall cost of funds for the three months ended June 30, 2003, decreased 81 basis points to 1.50%, in response to the declining interest rate environment, compared with 2.31% for the second quarter of 2002. For the first six months of 2003, our overall cost of funds decreased 76 basis points to 1.62%, from 2.38% for the same period a year ago. Our time deposit portfolio continues to reprice downward which accounted for the majority of the reduction in our cost of funds. During the second quarter of 2003, approximately $685 million or 45% of our time deposit portfolio, including time deposits acquired from PBB acquired in March 2003, repriced downward. We expect another $622 million or 43% to reprice during the third quarter of 2003. We continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 55% to $784.8 million, and 47% to $731.3 million, during the second quarter and first six months of 2003, respectively, compared with $506.9 million for the second quarter of 2002 and $496.3 million for the first six months of 2002. During the quarter ended June 30, 2003, noninterest-bearing demand deposits accounted for 26% of average total deposits compared to 20% for the quarter ended June 30, 2002. For the first six months of 2003, noninterest-bearing demand deposits accounted for 25% of average total deposits, compared to 20% for the same period in 2002. We anticipate our net interest margin to be negatively impacted by the latest 25 basis point interest rate cut by the Fed which will take effect in the beginning of July 2003. However, the expected decrease in our loan and investment yields will be mitigated to a certain degree by the continued downward repricing of a significant portion of our time deposit portfolio and by the growth of noninterest-bearing demand deposits in relation to our total deposit portfolio.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$171,396	$616	1.44%	$107,194	$542	2.02%
Taxable investment securities (2)(3)	441,082	4,032	3.66%	345,257	3,495	4.05%
Loans receivable (2)(4)	2,644,403	39,114	5.92%	2,327,445	38,056	6.54%
FHLB stock	9,591	111	4.63%	9,048	131	5.79%

Total interest-earning assets	3,266,472	43,873	5.37%	2,788,944	42,224	6.06%

Noninterest-earning assets:
Cash and due from banks	86,157			63,190
Allowance for loan losses	(40,407)			(30,029)
Other assets	200,488			129,654

Total assets	$3,512,710			$2,951,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$262,052	208	0.32%	$203,882	348	0.68%
Money market accounts	222,860	477	0.86%	151,835	536	1.41%
Savings deposits	287,593	94	0.13%	238,353	270	0.45%
Time deposits	1,476,938	6,907	1.87%	1,421,719	9,799	2.76%
Short-term borrowings	495	4	3.23%	1,154	7	2.43%
FHLB advances	94,185	636	2.70%	118,776	937	3.16%
Junior subordinated debt securities	20,750	566	10.91%	20,750	566	10.91%

Total interest-bearing liabilities	2,364,873	8,892	1.50%	2,156,469	12,463	2.31%

Noninterest-bearing liabilities:
Demand deposits	784,762			506,881
Other liabilities	46,525			25,906
Stockholders' equity	316,550			262,503

Total liabilities and stockholders' equity	$3,512,710			$2,951,759

Interest rate spread			3.87%			3.75%

Net interest income and net interest margin		$34,981	4.28%		$29,761	4.27%

(1)
Annualized

(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3)
Average balances exclude unrealized gains or losses on available for sale securities.

(4)
Average balances include nonperforming loans.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$165,327	$1,153	1.39%	$116,274	$1,164	2.00%
Taxable investment securities (2)(3)	475,940	8,598	3.61%	333,351	6,742	4.04%
Loans receivable (2)(4)	2,531,623	74,941	5.92%	2,265,855	74,390	6.57%
FHLB stock	9,470	233	4.92%	9,040	272	6.02%

Total interest-earning assets	3,182,360	84,925	5.34%	2,724,520	82,568	6.06%

Noninterest-earning assets:
Cash and due from banks	81,094			63,383
Allowance for loan losses	(38,354)			(29,176)
Other assets	189,772			131,287

Total assets	$3,414,872			$2,890,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$250,469	406	0.32%	$203,628	708	0.70%
Money market accounts	201,229	889	0.88%	153,050	1,089	1.42%
Savings deposits	276,160	173	0.13%	232,063	520	0.45%
Time deposits	1,503,719	15,102	2.01%	1,380,615	19,726	2.86%
Short-term borrowings	1,525	15	1.97%	2,812	33	2.35%
FHLB advances	75,569	1,168	3.09%	112,340	1,799	3.20%
Junior subordinated debt securities	20,750	1,132	10.91%	20,750	1,132	10.91%

Total interest-bearing liabilities	2,329,421	18,885	1.62%	2,105,258	25,007	2.38%

Noninterest-bearing liabilities:
Demand deposits	731,284			496,348
Other liabilities	43,324			32,305
Stockholders' equity	310,843			256,103

Total liabilities and stockholders' equity	$3,414,872			$2,890,014

Interest rate spread			3.72%			3.68%

Net interest income and net interest margin		$66,040	4.15%		$57,561	4.23%

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

	Three Months Ended June 30, 2003 vs 2002			Six Months Ended June 30, 2003 vs 2002
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume (1)	Rates (1)		Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$74	$261	$(187)	$(11)	$404	$(415)
Taxable investment securities	537	900	(363)	1,856	2,637	(781)
Loans receivable, net	1,058	4,892	(3,834)	551	8,259	(7,708)
FHLB stock	(20)	7	(27)	(39)	12	(51)

Total interest and dividend income	$1,649	$6,060	$(4,411)	$2,357	$11,312	$(8,955)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(140)	$81	$(221)	$(302)	$137	$(439)
Money market accounts	(59)	197	(256)	(200)	284	(484)
Savings deposits	(176)	47	(223)	(347)	84	(431)
Time deposits	(2,892)	367	(3,259)	(4,624)	1,638	(6,262)
Short-term borrowings	(3)	(5)	2	(18)	(13)	(5)
FHLB advances	(301)	(178)	(123)	(631)	(570)	(61)

Total interest expense	$(3,571)	$509	$(4,080)	$(6,122)	$1,560	$(7,682)

CHANGE IN NET INTEREST INCOME	$5,220	$5,551	$(331)	$8,479	$9,752	$(1,273)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $2.0 million for the second quarter of 2003, compared to $2.6 million for the same period in 2002. For the six months of 2003, the provision for loan losses totaled $4.5 million, compared to $5.1 million the same period in 2002. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Branch fees	$1.83	$1.56	$3.55	$3.03
Letters of credit fees and commissions	1.87	1.34	3.34	2.58
Income from secondary market activities	1.41	0.30	2.12	1.01
Loan ancillary fees	1.25	1.02	2.10	1.50
Net gain on sales of investment securities available for sale	0.64	0.01	0.99	0.01
Net gain on sales of loans	0.08	—	0.18	—
Other	1.60	1.33	3.18	2.45

Total	$8.68	$5.56	$15.46	$10.58

        Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, income from secondary market activities, ancillary fees on loans, net gains on sales of loans and investment securities available-for-sale, and other noninterest-related miscellaneous revenues.

        Noninterest income increased 56% to $8.7 million during the quarter ended June 30, 2003, compared to $5.6 million for the same quarter in 2002. For the first half of 2003, noninterest income increased 46% to $15.5 million, from $10.6 million for the same period a year ago. The increase in noninterest income for both the quarter and six months ended June 30, 2003 is primarily due to higher branch fees, letters of credit fees and commissions, secondary market-related revenues, ancillary loan fees, net gain on sales of investment securities available-for-sale and other miscellaneous operating income. Also included in noninterest income for the quarter and six months ended June 30, 2003 are $81 thousand and $182 thousand, respectively, in net gains on sales of loans. There were no such gains recorded during the same periods in 2002.

        Branch fees, which represent revenues derived from branch operations, amounted to $1.8 million during the quarter ended June 30, 2003, a 17% increase from the $1.6 million earned during the same quarter of 2002. For the first half of 2003, branch fees also increased 17% to $3.6 million, from $3.0 million for the same period in 2002. The increase in branch fees for both the second quarter and the first half of 2003 is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts, increased fee-based income from checking accounts, and higher revenues from wire transfer transactions due to increased volume and the introduction of a new wire remittance product during the fourth quarter of 2002.

        Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit related to affordable housing projects, increased 40% to $1.9 million during the quarter ended June 30, 2003, compared to $1.3 million for the same quarter in 2002. For the first half of 2003, letters of credit fees and commissions increased 29% to $3.3 million, from $2.6 million for the same period a year ago. The increase in letters of credit fees and commissions is primarily due to higher commissions from trade finance activities related to import, export and standby letters of credit. This is compounded by higher fees related to the issuance and maintenance of standby letters of credit related to affordable housing projects resulting from additional issuances since the second quarter of 2002. The volume of trade finance transactions increased 22% and 26% during the quarter and six months ended June 30, 2003, respectively, relative to the same periods in 2002.

        Income from secondary market activities increased 370% to $1.4 million during the second quarter of 2003, compared to $301 thousand during the same quarter in 2002. For the first six months of 2003, secondary market-related revenues increased 110% to $2.1 million, from $1.0 million during the same period in 2002. The significant increase in income from secondary market activities is propelled, to a large degree, by the current low interest rate environment which favors the origination of fixed rate mortgages over adjustable rate mortgages.

        Ancillary fees on loans, which include fees and service charges related to appraisal services, loan documentation, processing and underwriting, amounted to $1.3 million during the quarter ended June 30, 2003, a 23% increase from the $1.0 million earned in the second quarter of 2002. For the first half of 2003, ancillary fees increased 40% to $2.1 million, from $1.5 million for the same period in 2002. This is primarily attributable to the increase in residential mortgage, multifamily, and commercial real estate loan originations, in response to the lower interest rate environment.

        Net gain on sales of investment securities available-for-sale totaled $640 thousand and $987 thousand for the quarter and six months ended June 30, 2003, respectively. This compares to a net gain of $13 thousand for the same periods in 2002. During 2003, we sold available-for-sale securities with a net carrying value of $16.2 million and $24.9 million in the second quarter and first six months of the year. In comparison, investment securities with a net carrying value of $707 thousand were sold during the quarter and six months ended June 30, 2002.

        Other contributions to noninterest income include other operating income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Other operating income increased to $1.6 million, or 20%, during the second quarter of 2003, from $1.3 million recorded during the second quarter of 2002. For the six months ended June 30, 2003, other operating income increased to $3.2 million, or 30%, from $2.4 million earned during the same period of 2002. The increase in other operating income is primarily due to higher income earned on officer life insurance policies amounting to $811 thousand and $1.6 million during the quarter and six months ended June 30, 2003, respectively, compared to $463 thousand and $783 thousand during the same periods in 2002. At June 30, 2003, the aggregate cash surrender value of the Company's officer life insurance policies amounted to $58.6 million, compared to $28.1 million at June 30, 2002. The sizeable increase in the aggregate cash surrender value of life insurance policies primarily represents the purchase of additional insurance contracts used to fund our benefit obligation under the Supplemental Executive Retirement Plan ("SERP") adopted by the Company during the fourth quarter of 2002.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Compensation and other employee benefits	$7.89	$6.24	$15.61	$12.41
Net occupancy	2.55	2.34	4.84	4.71
Amortization of affordable housing investments	1.66	1.11	2.98	2.16
Amortization of positive intangibles	0.51	0.44	0.95	0.92
Data processing	0.47	0.42	0.86	0.90
Deposit insurance premiums and regulatory assessments	0.19	0.15	0.36	0.30
Other real estate owned operations, net	—	—	—	0.01
Other	6.04	5.27	11.10	9.68

Total	$19.31	$15.97	$36.70	$31.09

Efficiency Ratio (1)	39%	41%	40%	41%

(1)
Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 21% to $19.3 million during the second quarter of 2003, from $16.0 million for the same quarter in 2002. For the first half of 2003, noninterest expense increased 18% to $36.7 million, compared with $31.1 million during the same period a year ago.

        Compensation and employee benefits increased 26% to $7.9 million during the second quarter of 2003, compared to $6.2 million for the same quarter last year. For the first half of 2003, compensation and employee benefits also increased 26% to $15.6 million, compared to $12.4 million for the same period in 2002. The rise in compensation and employee benefits is primarily due to increased staffing levels related to the opening of five 99 Ranch Market in-store branches, two of which were opened in February 2002, two in August 2002 and one during February 2003. Additionally, compensation expense related to the acquisition of PBB in mid-March 2003 as well as the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense during the second quarter and first six months of 2003.

        The amortization of investments in affordable housing partnerships increased 49% to $1.7 million and 38% to $3.0 million during the three and six months ended June 30, 2003, respectively, compared with $1.1 million and $2.2 million for the corresponding periods in 2002. The increase in amortization expense reflects the $11.2 million in additional affordable housing investment purchases made since the second quarter of 2002. Total investments in affordable housing partnerships amounted to $26.0 million at June 30, 2003 compared to $23.8 million at December 31, 2002.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 15% to $6.0 million for the second quarter of 2003, from $5.3 million for the same quarter in 2002. For the first half of 2003, other operating expenses also increased 15% to $11.1 million, from $9.7 million during the same period a year ago. The increase in other operating expenses is due primarily to our continued organic expansion through the 99 Ranch in-store branches and our new Beijing representative office as well as through our acquisition of PBB.

        Our efficiency ratio decreased to 39% for the quarter ended June 30, 2003, compared to 41% for the corresponding period in 2002. For the first half of 2003, our efficiency ratio decreased to 40%, from 41% for the same period a year ago. Despite our continued expansion and growth, we have managed to capitalize on operational efficiencies from infrastructure investments made in the past two years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

        The provision for income taxes increased 68% to $7.7 million for the second quarter of 2003, compared with $4.6 million for the same quarter in 2002. For the first half of 2003, the provision for income taxes totaled $13.9 million, a 58% increase from the $8.8 million income tax expense recorded for the same period a year ago. The increase in the tax provision is primarily attributable to a 33% and 26% increase in pretax earnings during the second quarter and first half of 2003 and the absence of state tax benefits previously realized through the East West Securities Company, Inc., a regulated investment company formed and funded in July 2000 (the "Fund"). The Fund was dissolved on December 30, 2002 and we have received notification from the Securities and Exchange Commission that the Fund has been officially deregistered. The realization of state tax benefits through this regulated investment company ceased effective December 30, 2002.

        The provision for income taxes for the second quarter of 2003 also reflects the utilization of tax credits totaling $1.1 million, compared to $1.6 million utilized during the second quarter of 2002. The second quarter 2003 provision reflects an effective tax rate of 34.3%, compared with 27.1% for the same quarter in 2002. For the first six months of 2003, the effective tax rate of 34.4% reflects tax credits of $2.1 million, compared with an effective tax rate of 27.5% for the first half of 2002 reflecting tax credits of $3.0 million.

Balance Sheet Analysis

        Our total assets increased $279.1 million, or 8%, to $3.60 billion, as of June 30, 2003, relative to total assets at December 31, 2002. The increase in total assets was comprised primarily of net loan growth totaling $413.9 million, an increase of $5.1 million in interest-bearing deposits in other banks as a result of the PBB acquisition, and an increase of $9.7 million in goodwill also as a consequence of the PBB acquisition. Partially offsetting these increases to total assets were a decrease in cash and cash equivalents of $63.4 million and investment securities available-for-sale of $108.7 million. The net increase in total assets was largely funded by an increase in deposits totaling $148.3 million and FHLB advances totaling $98.4 million.

Investment Securities Available-for-Sale

        Total investment securities available-for-sale decreased 20% to $422.9 million as of June 30, 2003, compared with $531.6 million at December 31, 2002. In addition to repayments, maturities and sales of investment securities, $120.0 million of U.S. government agency securities were called during the first half of 2003. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $160.3 million and $24.9 million, respectively, during the six months ended June 30, 2003. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $72.4 million as well as funding a portion of loan originations made during the first half of 2003. We also added $4.0 million in investment securities available-for-sale to our existing portfolio through our acquisition of PBB in March 2003. We recorded net gains totaling $987 thousand on sales of available-for-sale securities during the first half of 2003.

        The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of June 30, 2003 and December 31, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of June 30, 2003:
US Treasury securities	$25,703	$294	$—	$25,997
US Government agency securities	214,910	5,023	—	219,933
Securities issued by states and political subdivisions	30	1	—	31
Mortgage-backed securities	99,256	689	(200)	99,745
Corporate securities	76,886	455	(3,758)	73,583
Residual interest in securitized loans	1,023	2,590	—	3,613

Total	$417,808	$9,052	$(3,958)	$422,902

As of December 31, 2002:
US Treasury securities	$28,308	$461	$—	$28,769
US Government agency securities	275,498	5,993	—	281,491
Mortgage-backed securities	159,744	468	(802)	159,410
Corporate securities	59,837	116	(2,763)	57,190
Residual interest in securitized loans	3,024	1,723	—	4,747

Total	$526,411	$8,761	$(3,565)	$531,607

Loans

        We experienced strong loan demand during the first half of 2003. Net loans receivable increased $413.9 million, or 18% to $2.7 billion at June 30, 2003. Excluding the $110.1 million of net loans acquired from PBB, organic loan growth during the first half of 2003 amounted to $303.8 million, or 13%, compared to year-end 2002 levels. The increase in loans was funded primarily through the growth in deposits and FHLB advances, as well as through repayments, maturities, sales and redemptions of investment securities available-for-sale.

        The growth in loans, excluding loans acquired from PBB, is comprised primarily of increases in single family loans of $62.7 million, or 58%, multifamily loans of $85.2 million or 14%, commercial real estate loans of $134.5 million or 14%, commercial business loans of $21.9 million, or 7%, and consumer loans of $14.7 million or 13%. Partially offsetting the growth in these loan categories was the decrease in construction loans of $13.3 million or 8%.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$172,114	6.2%	$108,508	4.6%
Residential, multifamily	723,579	26.2%	628,303	26.8%
Commercial and industrial real estate	1,186,455	42.9%	983,481	42.0%
Construction	169,482	6.1%	176,221	7.5%

Total real estate loans	2,251,630	81.4%	1,896,513	80.9%

Other loans:
Business, commercial	385,285	14.0%	336,371	14.3%
Automobile	14,918	0.5%	15,890	0.7%
Other consumer	113,318	4.1%	97,034	4.1%

Total other loans	513,521	18.6%	449,295	19.1%

Total gross loans	2,765,151	100.0%	2,345,808	100.0%

Unearned fees, premiums and discounts, net	2,737		2,683
Allowance for loan losses	(40,750)		(35,292)

Loan receivable, net	$2,727,138		$2,313,199

Nonperforming Assets

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets, as a percentage of total assets, were 0.40% and 0.37% at June 30, 2003 and December 31, 2002, respectively. Nonaccrual loans totaled $8.2 million at June 30, 2003, compared with $8.9 million at year-end 2002. Loans totaling $2.0 million were placed on nonaccrual status during the second quarter of 2003. These additions to nonaccrual loans were offset by $106 thousand in payoffs and principal paydowns, $2.4 million in loans brought current and $644 thousand in gross chargeoffs. Additions to nonaccrual loans during the second quarter of 2003 were comprised of $284 thousand in residential loans, $263 thousand in multifamily loans, $826 thousand in commercial real estate loans, $579 thousand in commercial business loans, and $71 thousand in consumer loans. For the six months ended June 30, 2003, nonaccrual loans decreased $627 thousand due to gross chargeoffs of $1.9 million, loans brought current of $3.1 million and payoffs and principal paydowns of $2.2 million, partially offset by additions to nonaccrual loans of $6.6 million.

        Loans past due 90 days or more but not on nonaccrual totaled $4.3 million at June 30, 2003. These are comprised of two trade finance loans that are fully insured by the Ex-Im Bank. There were no loans past due 90 days or more but not on nonaccrual at December 31, 2002.

        Restructured loans and loans that have had their original terms modified totaled $1.9 million at June 30, 2003, compared with $3.3 million at year-end 2002. The decrease in restructured loans is due primarily to the payoff of one commercial real estate loan totaling $1.5 million in June 2003. There were no new restructured loans during the second quarter and first six months of 2003.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had no OREO properties at June 30, 2003 and December 31, 2002.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$8,228	$8,855
Loans past due 90 days or more but not on nonaccrual	4,260	—

Total nonperforming loans	12,488	8,855

Restructured loans	1,948	3,304
Other real estate owned, net	—	—

Total nonperforming assets	$14,436	$12,159

Total nonperforming assets to total assets	0.40%	0.37%
Allowance for loan losses to nonperforming loans	326.31%	398.55%
Nonperforming loans to total gross loans	0.45%	0.38%

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

        At June 30, 2003, we classified $10.2 million of our loans as impaired, compared with $12.2 million at December 31, 2002. There were no specific reserves on impaired loans at June 30, 2003 and December 31, 2002. Our average recorded investment in impaired loans for the six months ended June 30, 2003 and 2002 were $11.0 million and $6.9 million, respectively. During the six months ended June 30, 2003 and 2002, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $450 thousand and $241 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $106 thousand and $132 thousand, respectively.

Allowance for Loan Losses

        Our management is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at June 30, 2003, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At June 30, 2003, the allowance for loan losses amounted to $40.8 million, or 1.47% of total loans, compared with $35.3 million, or 1.50% of total loans, at December 31, 2002, and $32.1 million, or 1.33% of total loans, at June 30, 2002. The $5.5 million increase in the allowance for loan losses at June 30, 2003, from year-end 2002, is comprised of $2.8 million in loss reserves acquired from PBB, $4.5 million in additional loss provisions reduced by $1.9 million in net chargeoffs recorded during the period.

        The provision for loan losses of $2.0 million for the second quarter of 2003 represents a 21% decrease from the $2.6 million in loss provisions recorded during the second quarter of 2002. The second quarter 2003 net chargeoffs amounting to $764 thousand represent 0.12% of average loans outstanding for the three months ended June 30, 2003. This compares to net recoveries of $346 thousand, or 0.06% of average loans outstanding for the same period in 2002. The net recoveries recorded in the second quarter of 2002 can be attributed primarily to three multifamily loans to the same borrower. For the first half of 2003, the provision for loan losses totaled $4.5 million, a 12% decrease from the $5.1 million provision recorded during the same period a year ago. Net chargeoffs for the six months of 2003 totaling $1.9 million represent 0.15% of average loans outstanding for the first half of 2003. This compares to net chargeoffs of $606 thousand or 0.05% of average loans outstanding for the same period in 2002. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 18% during the first six months of 2003, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business and construction loans.

        The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Allowance balance, beginning of period	$39,504	$29,155	$35,292	$27,557
Allowance from acquisition	—	—	2,821	—
Provision for loan losses	2,010	2,550	4,500	5,100
Charge-offs:
1-4 family residential real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Commercial and industrial real estate	—	—	—	—
Business, commercial	811	180	2,235	1,205
Automobile	92	66	101	66
Other	10	1	12	3

Total charge-offs	913	247	2,348	1,274

Recoveries:
1-4 family residential real estate	—	—	40	—
Multifamily real estate	—	447	—	522
Commercial and industrial real estate	—	—	—	—
Business, commercial	112	103	398	103
Automobile	37	42	47	42
Other	—	1	—	1

Total recoveries	149	593	485	668

Net charge-offs	764	(346)	1,863	606

Allowance balance, end of period	$40,750	$32,051	$40,750	$32,051
Average loans outstanding	$2,644,403	$2,327,445	$2,531,623	$2,265,855
Total gross loans outstanding, end of period	$2,765,151	$2,412,487	$2,765,151	$2,412,487
Annualized net charge-offs (recoveries) to average loans	0.12%	(0.06)%	0.15%	0.05%
Allowance for loan losses to total gross loans	1.47%	1.33%	1.47%	1.33%

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

        The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$458	6.2	$386	4.6
Multifamily real estate	3,871	26.2	3,142	26.8
Commercial and industrial real estate	11,735	42.9	7,748	42.0
Construction	4,566	6.1	4,410	7.5
Business, commercial	14,064	13.9	14,321	14.3
Automobile	168	0.6	40	0.7
Consumer and other	355	4.1	288	4.1
Other risks	5,533	—	4,957	—

Total	$40,750	100.0	$35,292	100.0

        Allocated reserves on single family loans increased $72 thousand, or 19%, to $458 thousand due primarily to a significant 59% increase in the volume of single family loans at June 30, 2003 from year-end 2002 levels. Further contributing to the increase of allocated reserves on single family loans is the increase in classified (i.e. rated "substandard" and "doubtful") loans relative to December 31, 2002. Single family loans rated "substandard" totaled $364 thousand at June 30, 2003, compared to $223 thousand at December 31, 2003. This is partially offset by a decrease in criticized single family loans (i.e. rated "special mention") which amounted to $184 thousand at June 30, 2003, compared to $309 thousand at December 31, 2002.

        Allocated reserves on multifamily loans increased $729 thousand, or 23%, to $3.9 million as of June 30, 2003 partially due to a 15% increase in the volume of loans in this loan category from year-end 2002 levels. Furthermore, commencing in the first quarter of 2003, we established additional reserves on "pass" loans placed on the watchlist. As of June 30, 2003, we had $23.1 million in multifamily loans on the watchlist for which additional reserves were established.

        Allocated reserves on commercial real estate loans increased $4.0 million, or 51%, to $11.7 million at June 30, 2003 primarily due to four factors. First, there was a 21% increase in the volume of loans in this loan category relative to year-end 2002 due in part to the acquisition of PBB. Second, the concentration risk allocation ratio for hotels and motels was increased to 2.5% as of March 31, 2003, from 1.5% as of December 31, 2002 in response to the continued weakened state of the travel and tourism industry. A sustained disinterest in business and consumer travel has resulted in recent airline bankruptcies and financial difficulties for travel agencies and tour operators in general. This condition continues to weigh heavily on an already beleaguered travel and tourism industry that has not fully recovered from the crippling effects of the September 11th tragedy. Although the hotel industry concentration risk allocation was initially established in response to the anticipated fallout from the events of September 11th, management has deemed it prudent to continue to maintain this hotel risk allocation to compensate for these prevailing conditions. Third, additional reserves were established for the $52.7 million in commercial real estate loans that were on the watchlist as of June 30, 2003. And finally, further warranting additional loss reserves is an increase of $1.6 million and $8.9 million in commercial real estate loans rated "substandard" and "special mention" at June 30, 2003, respectively.

Commercial real estate loans rated "substandard" totaled $6.4 million at June 30, 2003, compared to $4.9 million at December 31, 2002. There were no "special mention" commercial real estate loans as of December 31, 2002.

        Despite a 4% decrease in the volume of construction loans at June 30, 2003 from year-end 2002 levels, allocated reserves on construction loans increased $156 thousand, or 4%, to $4.6 million at June 30, 2003. This is primarily due to additional loss reserves established for the $17.0 million of construction loans that were on the watchlist as of June 30, 2003.

        Allocated loss reserves on commercial business loans decreased $257 thousand, or 2%, to $14.1 million at June 30, 2003, despite a 15% increase in the volume of this loan category at June 30, 2003 from year-end 2002 levels. This is due primarily to a decrease in criticized and classified commercial business loans at June 30, 2003 relative to December 31, 2002. Specifically, commercial business loans rated "special mention" totaled $7.2 million at June 30, 2003, compared to $7.9 million at December 31, 2002. Furthermore, total classified (i.e. rated "substandard" and "doubtful") commercial business loans amounted to $11.5 million at June 30, 2003, compared to $19.0 million at December 31, 2002.

        Despite a 6% decrease in the volume of automobile loans at June 30, 2003 from year-end 2002 levels, allocated reserves on automobile loans increased $128 thousand, or 320%, to $168 thousand as of June 30, 2003. This is primarily due to the increase in criticized and classified automobile loans at June 30, 2003 relative to December 31, 2002. Automobile loans rated "special mention" and "substandard" totaled $37 thousand and $71 thousand at June 30, 2003, respectively. There were no criticized or classified automobile loans as of December 31, 2002.

        Allocated reserves on consumer loans increased by $67 thousand, or 23%, to $355 thousand as of June 30, 2003. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is due primarily to a 20% increase in home equity lines of credit at June 30, 2003 relative to December 31, 2002.

        The allowance for loan losses of $40.8 million at June 30, 2003 exceeded the allocated allowance by $5.5 million, or 14% of the total allowance. This compares to an unallocated allowance of $5.0 million, or 14%, as of December 31, 2002. The $5.5 million unallocated allowance at June 30, 2003 is comprised of three elements. First, we have set aside $247 thousand for foreign transaction risk associated with credit lines totaling $84.1 million extended to financial institutions in foreign countries. Loss factors, ranging from 0.1% to 3.0% of the total credit facility, are multiplied by anticipated usage volumes to determine the loss exposure on this type of credit offering. These loss factors are internally determined based on the sovereign risk ratings of the various countries ranging from BB to AAA. The second element, which accounts for approximately $1.8 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the sustained recessionary state of the national economy. This condition has been exacerbated by corporate scandals linked to various large companies, and more recently, by the geopolitical turmoil in the Middle East. While recent economic reports show some positive indications, the economic forecast in the foreseeable future is, to a large extent, still tenuous at best. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The third and final element, which accounts for approximately $3.5 million, or approximately 10% of the allocated allowance amount of $35.2 million at June 30, 2003, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

        Deposits increased $148.3 million, or 5%, to $3.07 billion at June 30, 2003, from $2.93 billion at December 31, 2002. The increase in deposits reflects $134.9 million in deposits acquired from PBB in mid-March 2003. Excluding this transaction, internal deposit growth amounted to $13.4 million, or 1%, over December 31, 2002. This organic deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $60.2 million, or 8%, checking accounts of $32.3 million, or 14%, money market accounts of $23.8 million, or 14%, and savings accounts of $24.0 million, or 9%. Partially offsetting the increases in these deposit categories is a decrease of $126.9 million, or 8%, in time deposits. A significant portion of the reduction in time deposits represents brokered deposits totaling $54.5 million. The decrease in brokered deposits reflects the replacement of such deposits with the increasing volume of commercial and retail deposit accounts as well as low cost FHLB advances.

Borrowings

        We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances increased 289% to $132.4 million as of June 30, 2003, an increase of $98.4 million from December 31, 2002. The increase is primarily due to $100.0 million in new FHLB advances recorded during the second quarter of 2003 to capitalize on the favorable rates resulting from the prevailing low interest rate environment. There were no outstanding short-term borrowings at June 30, 2003 and December 31, 2002.

Capital Resources

        Our primary source of capital is the retention of net after tax earnings. At June 30, 2003, stockholders' equity totaled $326.2 million, an 8% increase from $302.1 million as of December 31, 2002. The increase is due primarily to: (1) net income of $26.4 million during the first six months of 2003; (2) stock compensation costs amounting to $142 thousand related to our Restricted Stock Award Program, (3) tax benefits of $484 thousand resulting from the exercise of nonqualified stock options, (4) net issuance of common stock totaling $1.3 million, representing 84,477 shares from the exercise of stock options and stock warrants; and (5) net issuance of common stock totaling $667 thousand, representing 25,198 shares, from the Employee Stock Purchase Plan. These transactions were offset by (1) payments of first and second quarter 2003 cash dividends totaling $4.8 million; (2) a decrease of $129 thousand in unrealized gains on available-for-sale securities; and (3) a decrease of $106 thousand in deferred gains related to the securitization of residential single family loans in September 2002. The decrease in deferred gains represents the amortization, net of tax, of such gains recorded during the first half of 2003.

        Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At June 30, 2003, East West Bank's Tier 1 and total capital ratios were 9.4% and 10.7%, respectively, compared to 10.2% and 11.5%, respectively, at December 31, 2002.

        The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at June 30, 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.0%	10.7%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.8%	9.4%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.8%	8.5%	4.0%	5.0%

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

        During the six months ended June 30, 2003, we experienced net cash inflows from operating activities of $49.4 million, compared to net cash inflows of $20.1 million for the six months ended June 30, 2002. Net cash inflows from operating activities for the first half of 2003 and 2002 were primarily due to net income earned during the period and net proceeds from the sale of loans held for sale.

        Net cash outflows from investing activities totaled $218.8 million and $287.0 million for the six months ended June 30, 2003 and 2002, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

        We experienced net cash inflows from financing activities of $106.0 million for the first six months of 2003 primarily due to a net increase in FHLB advances, and to a lesser degree, deposit growth. During the same period in 2002, growth in deposits partially offset by net repayments of FHLB advances largely accounted for net cash inflows from financing activities totaling $199.6 million.

        As a means of augmenting our liquidity sources, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At June 30, 2003, our available borrowing capacity includes approximately $94.2 million in repurchase arrangements, $92.0 million in federal funds line facilities, and $259.1 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2003, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

        The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by our subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2003, total dividends paid by East West Bank to East West Bancorp, Inc. totaled $5.0 million, compared with $3.3 million for the same period in 2002. As of June 30, 2003, approximately $128.4 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

        Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2003 and December 31, 2002, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002
+200	13.9%	12.8%	(0.6)%	0.7%
+100	7.7%	7.3%	0.5%	1.4%
-100	(6.9)%	(6.2)%	(2.1)%	(0.6)%
-200	(15.1)%	(12.7)%	(1.8)%	(2.0)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2003 and December 31, 2002. With the exception of the net interest income volatility ratio for the negative 200 basis point change category, the estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors at June 30, 2003 and December 31, 2002.

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

        The following table provides the outstanding principal balances and the weighted average interest rates of our non-derivative financial instruments as of June 30, 2003. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Total	Fair Value at June 30, 2003
	(Dollars in thousands)
At June 30, 2003:
Assets:
Short-term investments	$159,540	$594	$—	$—	$—	$—	$160,134	$160,134
Weighted average rate	1.45%	3.12%	—%	—%	—%	—%	1.46%
Investment securities available-for-sale (fixed rate)	$73,323	$219,042	$869	$467	$318	$277	$294,296	$301,040
Weighted average rate	3.91%	4.01%	5.89%	5.89%	5.89%	5.89%	4.00%
Investment securities available-for-sale (variable rate)	$122,512	$—	$—	$—	$—	$—	$122,512	$121,862
Weighted average rate	2.19%	—%	—%	—%	—%	—%	2.19%
Total gross loans	$2,203,198	$299,781	$115,063	$87,390	$44,095	$15,624	$2,765,151	$2,797,825
Weighted average rate	5.37%	6.59%	6.61%	7.31%	6.61%	6.75%	5.64%
Liabilities:
Checking accounts	$274,498	$—	$—	$—	$—	$—	$274,498	$274,498
Weighted average rate	0.30%	—%	—%	—%	—%	—%	0.30%
Money market accounts	$220,153	$—	$—	$—	$—	$—	$220,153	$220,153
Weighted average rate	0.71%	—%	—%	—%	—%	—%	0.71%
Savings deposits	$288,567	$—	$—	$—	$—	$—	$288,567	$288,567
Weighted average rate	0.11%	—%	—%	—%	—%	—%	0.11%
Time deposits	$1,306,633	$112,329	$23,340	$8,897	$675	$—	$1,451,874	$1,456,959
Weighted average rate	1.64%	2.88%	3.08%	4.21%	3.09%	—%	1.78%
FHLB advances	$111,100	$21,300	$—	$—	$—	$—	$132,400	$133,437
Weighted average rate	2.34%	1.64%	—%	—%	—%	—%	2.23%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$25,602
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

        The fair values of short-term investments approximate their book values due to their short maturities. The fair values of available for sale securities are based on bid quotations from third party data providers. The fair values of loans are estimated for portfolios with similar financial characteristics and take into consideration discounted cash flows based on expected maturities or repricing dates utilizing estimated market discount rates as projected by third party data providers.

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

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We sometimes use derivative financial instruments, primarily interest rate swap and interest rate cap agreements, as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders' equity. The use of derivatives has been declining since 1999, and derivatives have not had a material effect on our operating results or financial position. We had no outstanding derivative positions at June 30, 2003 and December 31, 2002.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

        For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

ITEM 4: CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2003 in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission ("SEC") filings.

        As required by rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter covered by this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An annual meeting of shareholders of East West Bancorp, Inc. was held on May 14, 2003 for the purpose of electing three directors to serve until the 2006 Annual Meeting. Holders of 20,566,375 of the 23,944,956 outstanding shares as of the record date voted in the annual meeting in person or by proxy. The three directors elected to serve until the 2006 Annual Meeting are as follows: (1) John Kooken was elected with a vote of 20,111,359 in favor, 0 opposed, 455,016 abstaining, and 0 broker non-votes; (2) Jack Liu was elected with a vote of 19,766,813 in favor, 0 opposed, 799,562 abstaining, and 0 broker non-votes; and (3) Keith Renken was elected with a vote of 19,765,700 in favor, 0 opposed, 800,675 abstaining, and 0 broker non-votes. Other directors whose terms of office continued after the meeting were Peggy Cherng and Julia Gouw, whose terms will expire at the 2004 Annual Meeting, and Herman Li and Dominic Ng, whose terms will expire at the 2005 Annual Meeting.

ITEM 5. OTHER INFORMATION

        No events have transpired which would make response to this item appropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  (i)
  Exhibit 31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  (ii)
  Exhibit 31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  (iii)
  Exhibit 32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

  (iv)
  Exhibit 32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

        All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

  (b)
  Reports on Form 8-K

  (i)
  On April 17, 2003, the Company filed a Form 8-K under Item 9 and Item 12 relating to its first quarter 2003 operating results.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003
EAST WEST BANCORP, INC.
	By:	/s/ JULIA GOUW JULIA GOUW Executive Vice President and Chief Financial Officer

QuickLinks

Forward-Looking Statements
PART I—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
EAST WEST BANCORP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended June 30, 2003 and 2002 (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS
ITEM 4: CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES