Form 10-Q
period 2003-09-30
EAST WEST BANCORP INC
filed 2003-11-10
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

(Registrant's telephone number, including area code): (626) 799-5700

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

        Number of shares outstanding of the issuer's common stock on the latest practicable date: 24,290,132 shares of common stock as of October 31, 2003.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and due from banks	$99,352	$100,272
Federal funds sold and securities purchased under resale agreements	123,000	195,000

Cash and cash equivalents	222,352	295,272
Interest-bearing deposits in other banks	4,151	—
Investment securities available for sale, at fair value (with amortized cost of $420,787 in 2003 and $526,411 in 2002)	423,548	531,607
Loans receivable, net of allowance for loan losses of $37,514 in 2003 and $35,292 in 2002	2,900,354	2,313,199
Investment in Federal Home Loan Bank stock, at cost	10,565	9,317
Investment in affordable housing partnerships	24,218	23,775
Premises and equipment, net	24,902	23,941
Premiums on deposits acquired, net	8,083	7,500
Goodwill and other intangibles	29,523	19,030
Accrued interest receivable and other assets	105,542	91,733
Deferred tax assets	10,238	6,115

TOTAL	$3,763,476	$3,321,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$938,681	$741,891
Interest-bearing	2,267,355	2,184,461

Total deposits	3,206,036	2,926,352
Federal Home Loan Bank advances	142,300	34,000
Notes payable	1,200	2,100
Accrued expenses and other liabilities	50,182	35,748
Deferred tax liabilities	—	422
Junior subordinated debt securities	20,750	20,750

Total liabilities	3,420,468	3,019,372

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—26,615,513 shares and 26,298,346 shares in 2003 and 2002, respectively
Outstanding—24,199,064 shares and 23,881,897 shares in 2003 and 2002, respectively	27	27
Additional paid in capital	164,080	155,904
Retained earnings	214,263	178,873
Deferred compensation	(1,052)	—
Treasury stock, at cost: 2,416,449 shares in 2003 and 2002	(35,955)	(35,955)
Accumulated other comprehensive income, net of tax	1,645	3,268

Total stockholders' equity	343,008	302,117

TOTAL	$3,763,476	$3,321,489

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$41,287	$39,473	$116,228	$113,863
Investment securities available for sale	3,577	3,645	12,175	10,387
Short-term investments	463	596	1,616	1,760
Federal Home Loan Bank stock	100	125	333	397

Total interest and dividend income	45,427	43,839	130,352	126,407

INTEREST EXPENSE
Customer deposit accounts	6,637	11,155	23,207	33,198
Short-term borrowings	10	21	25	54
Federal Home Loan Bank advances	753	645	1,921	2,444
Junior subordinated debt securities	566	566	1,698	1,698

Total interest expense	7,966	12,387	26,851	37,394

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	37,461	31,452	103,501	89,013
PROVISION FOR LOAN LOSSES	2,000	2,550	6,500	7,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,461	28,902	97,001	81,363

NONINTEREST INCOME
Branch fees	1,855	1,582	5,408	4,608
Letters of credit fees and commissions	1,782	1,529	5,121	4,109
Loan fees	1,283	1,064	3,387	2,564
Net gain on sales of loans	172	299	354	299
Net gain on sales of investment securities available for sale	398	—	1,385	13
Income from secondary market activities	2,170	442	4,292	1,452
Other operating income	1,533	1,396	4,708	3,843

Total noninterest income	9,193	6,312	24,655	16,888

NONINTEREST EXPENSE
Compensation and employee benefits	7,970	6,634	23,579	19,045
Net occupancy	2,631	2,483	7,469	7,195
Amortization of investments in affordable housing partnerships	1,792	1,265	4,776	3,421
Amortization of premiums on deposits acquired	518	445	1,470	1,362
Data processing	461	399	1,321	1,303
Deposit insurance premiums and regulatory assessments	187	157	550	456
Other real estate owned operations, net	—	3	—	10
Other operating expenses	6,284	4,891	17,381	14,571

Total noninterest expense	19,843	16,277	56,546	47,363

INCOME BEFORE PROVISION FOR INCOME TAXES	24,811	18,937	65,110	50,888
PROVISION FOR INCOME TAXES	8,669	6,051	22,525	14,822

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	16,142	12,886	42,585	36,066
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	—	788

NET INCOME	$16,142	$12,886	$42,585	$36,854

BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.67	$0.54	$1.77	$1.53
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.67	$0.54	$1.77	$1.57
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.65	$0.52	$1.73	$1.46
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$0.65	$0.52	$1.73	$1.49
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	24,069	23,677	23,976	23,529
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	24,800	24,819	24,627	24,672

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
	(In thousands, except share data)
BALANCE, DECEMBER 31, 2001	$26	$145,312	$135,765	$(378)	$(35,945)	$(365)		$244,415
Comprehensive income
Net income for the period			36,854				$36,854	36,854
Net unrealized gain on securities						2,008	2,008	2,008
Deferred gain on securitized loans						258	258	258

Comprehensive income							$39,120

Stock compensation cost		26		148				174
Tax benefit from option exercise		4,570						4,570
Issuance of 451,507 shares under Stock Option Plan		4,721						4,721
Issuance of 23,809 shares under Stock Purchase Plan		473						473
Issuance of 5,000 shares under Stock Warrants Plan		50						50
Cancellation of 13,675 shares related to the acquisition of East West Insurance Services, Inc.		(230)		230				—
Cancellation of 968 shares due to forfeitures of issued restricted stock					(10)			(10)
Dividends paid on common stock			(4,769)					(4,769)

BALANCE, SEPTEMBER 30, 2002	$26	$154,922	$167,850	$—	$(35,955)	$1,901		$288,744

BALANCE, DECEMBER 31, 2002	$27	$155,904	$178,873	$—	$(35,955)	$3,268		$302,117
Comprehensive income
Net income for the period			42,585				$42,585	42,585
Net unrealized loss on securities						(1,482)	(1,482)	(1,482)
Net change in deferred gain on securitized loans						(141)	(141)	(141)

Comprehensive income							$40,962

Stock compensation cost		12		240				252
Tax benefit from option exercise		2,514						2,514
Issuance of 233,812 shares under Stock Option Plan		3,434						3,434
Issuance of 25,198 shares under Stock Purchase Plan		667						667
Issuance of 35,850 shares under Restricted Stock Plan		1,192		(1,192)				—
Issuance of 17,500 shares under Stock Warrants Plan		175						175
Issuance of 2,635 shares under Directors' Restricted Stock Plan		100		(100)				—
Issuance of 2,172 shares in lieu of Board of Director retainer fees		82						82
Dividends paid on common stock			(7,195)					(7,195)

BALANCE, SEPTEMBER 30, 2003	$27	$164,080	$214,263	$(1,052)	$(35,955)	$1,645		$343,008

	Nine Months Ended
Disclosure of reclassification amounts:	September 30, 2003	September 30, 2002
	(In thousands)
Unrealized holding gain (loss) on securities arising during period, net of tax expense (benefit) of $(491) in 2003 and $1,344 in 2002	$(679)	$2,016
Less: Reclassification adjustment for gain included in net income, net of tax expense of $582 in 2003 and $5 in 2002	(803)	(8)

Net unrealized gain (loss) on securities, net of tax expense (benefit) of $(1,073) in 2003 and $1,339 in 2002	$(1,482)	$2,008

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,585	$36,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,804	6,987
Cumulative effect of change in accounting principle	—	(788)
Stock compensation costs	252	174
Deferred tax benefit	(3,690)	(3,473)
Provision for loan losses	6,500	7,650
Net gain on sales of investment securities, loans and other assets	(5,874)	(1,306)
Federal Home Loan Bank stock dividends	(342)	(387)
Proceeds from sale of loans held for sale	187,262	121,825
Originations of loans held for sale	(183,782)	(125,074)
Net change in accrued interest receivable and other assets, net of effects from purchase of Pacific Business Bank in 2003	(12,128)	(38,622)
Net change in accrued expenses and other liabilities, net of effects from purchase of Pacific Business Bank in 2003	14,818	(2,742)

Total adjustments	11,820	(35,756)

Net cash provided by operating activities	54,405	1,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(406,825)	(200,402)
Purchases of:
Investment securities available for sale	(125,494)	(331,288)
Loans receivable	(74,808)	(100,914)
Investments in affordable housing partnerships	(5,218)	(4,776)
Premises and equipment	(2,718)	(1,226)
FHLB stock	(756)	—
Proceeds from sale of investment securities available for sale	56,284	720
Proceeds from maturity of interest bearing deposits	1,479	—
Proceeds from securitization and partial sale of loans held for investment	—	159,724
Repayments, maturity and redemption of investment securities available for sale	180,162	194,237
Redemption of Federal Home Loan Bank stock	—	174
Cash acquired from purchase of Pacific Business Bank, net of cash paid	3,713	—

Net cash used in investing activities	(374,181)	(283,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	144,775	432,981
Proceeds from Federal Home Loan Bank advances	3,148,000	6,989,200
Repayment of Federal Home Loan Bank advances	(3,042,100)	(7,039,200)
Repayment of notes payable on affordable housing investments	(900)	(1,200)
Proceeds from common stock options exercised	3,434	4,721
Proceeds from stock warrants exercised	175	50
Proceeds from employee stock purchase plan	667	473
Purchase and retirement of common stock	—	(10)
Dividends paid on common stock	(7,195)	(4,769)

Net cash provided by financing activities	246,856	382,246

NET DECREASE(INCREASE) IN CASH AND CASH EQUIVALENTS	(72,920)	99,593
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	295,272	224,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$222,352	$323,927

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,149	$38,532
Income tax payments, net	26,855	26,673
Noncash investing and financing activities:
Residual interest resulting from securitization of real estate loans	—	3,579
Real estate investment financed through notes payable	—	2,400

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

1. BASIS OF PRESENTATION

        Our consolidated financial statements include the accounts of East West Bancorp, Inc. and our wholly owned subsidiaries, East West Bank and its subsidiaries and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

        The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2002.

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

        In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement was effective October 1, 2002. Adoption of this standard did not have material impact on our financial position, results of operations, or cash flows.

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

        In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the provisions of FIN No. 45 to standby letters of credit issued and modified after December 31, 2002. The adoption of this interpretation did not have material impact on our results of operations, financial position or cash flows.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. We do not anticipate the adoption of this interpretation to have a material impact on our results of operations, financial position or cash flows.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. Specifically, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Such changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Adoption of this standard did not have material impact on our financial position, results of operations, or cash flows.

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

Stock-Based Compensation

        We issue fixed stock options to certain officers and Directors. Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, we account for our fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. Had compensation cost for our plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$16,142	$12,886	$42,585	$36,854
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	64	5	146	95
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(365)	(399)	(1,062)	(1,036)

Net income, pro forma	$15,841	$12,492	$41,669	$35,913

Basic earnings per share
As reported	$0.67	$0.54	$1.77	$1.57
Pro forma	$0.66	$0.53	$1.74	$1.53
Diluted earnings per share
As reported	$0.65	$0.52	$1.73	$1.49
Pro forma	$0.64	$0.50	$1.69	$1.46

3. ACQUISITION OF PACIFIC BUSINESS BANK

        On March 14, 2003, we completed our acquisition of Pacific Business Bank ("PBB") at an aggregate cash price of $25.0 million. The results of PBB's operations have been included in the consolidated financial statements since that date. The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities of PBB were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. We recorded total goodwill of approximately $9.7 million and core deposit premium of $2.1 million. Core deposit premium is amortized using the straight-line method over 7 years.

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

        The following tables set forth a reconciliation of net income and earnings per share information, before the cumulative effect of changes in accounting principle, for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Reported net income	$16,142	$12,886	$42,585	$36,854
Deduct: Recognition of negative goodwill, net of tax	—	—	—	(788)

Reported net income before cumulative effect of change in accounting principle	$16,142	$12,886	$42,585	$36,066

Basic earnings per share:
Reported net income per share	$0.67	$0.54	$1.77	$1.57
Recognition of negative goodwill	—	—	—	(0.04)

Adjusted net income per share	$0.67	$0.54	$1.77	$1.53

Diluted earnings per share:
Reported net income per share	$0.65	$0.52	$1.73	$1.49
Recognition of negative goodwill	—	—	—	(0.03)

Adjusted net income per share	$0.65	$0.52	$1.73	$1.46

        We also have premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. We amortize premiums on acquired deposits using the straight-line method over 7 to 10 years. At September 30, 2003, the balance of deposit premiums totaled $8.1 million, including $1.9 million related to the PBB acquisition (see Note 3). Estimated future amortization expense of premiums on acquired deposits is as follows: $531 thousand for the fourth quarter of 2003, $2.1 million in 2004 and 2005, $1.9 million in 2006, $885 thousand in 2007, $295 thousand in 2008 and 2009, and $61 thousand in 2010.

5. COMMITMENTS AND CONTINGENCIES

        Credit Extensions—In the normal course of business, we have various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of September 30, 2003, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund residential mortgage, commercial real estate and commercial business loan applications in process amounted to $599.0 million, $358.0 million, and $404.6 million, respectively.

        Litigation—We are a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, we do not expect that such litigation will have a material adverse effect on our financial position and results of operations.

6. STOCKHOLDERS' EQUITY

        Earnings Per Share—The actual number of shares outstanding at September 30, 2003 was 24,199,064. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

        The following tables set forth earnings per share calculations for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003			2002
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$16,142	24,069	$0.67	$12,886	23,677	$0.54
Effect of dilutive securities:
Stock options	—	657	(0.02)	—	1,059	(0.02)
Restricted stock	—	10	—	—	2	—
Stock warrants	—	64	—	—	81	—

Dilutive earnings per share	$16,142	24,800	$0.65	$12,886	24,819	$0.52

	Nine Months Ended September 30,
	2003			2002
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$42,585	23,976	$1.77	$36,854	23,529	$1.57
Effect of dilutive securities:
Stock options	—	589	(0.04)	—	1,078	(0.08)
Restricted stock	—	12	—	—	1	—
Stock warrants	—	50	—	—	64	—

Dilutive earnings per share	$42,585	24,627	$1.73	$36,854	24,672	$1.49

        Quarterly Dividends—During 2003, our Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share. Quarterly cash dividends were paid on or about February 10, 2003, May 15, 2003 and August 14, 2003 to shareholders of record on January 27, 2003, May 1, 2003 and July 31, 2003. For the first nine months of 2003, we paid cash dividends totaling $7.2 million to our shareholders.

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

        The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$20,137	$12,851	$4,091	$7,469	$879	$45,427
Charge for funds used	(6,502)	(3,885)	(2,144)	(3,129)	(612)	(16,272)

Interest spread on funds used	13,635	8,966	1,947	4,340	267	29,155

Interest expense	(5,951)	(157)	(1,858)	—	—	(7,966)
Credit on funds provided	12,042	410	2,035	—	1,785	16,272

Interest spread on funds provided	6,091	253	177	—	1,785	8,306

Net interest income	$19,726	$9,219	$2,124	$4,340	$2,052	$37,461

Depreciation and amortization	$980	$20	$217	$327	$1,696	$3,240
Segment pretax profit	$7,428	$9,234	$2,177	$3,706	$2,266	$24,811
Segment assets as of September 30, 2003	$1,557,427	$866,899	$561,263	$547,519	$230,368	$3,763,476
	Three Months Ended September 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$15,275	$13,160	$4,366	$9,719	$1,319	$43,839
Charge for funds used	(6,293)	(5,924)	(3,545)	(4,893)	(387)	(21,042)

Interest spread on funds used	8,982	7,236	821	4,826	932	22,797

Interest expense	(9,508)	(290)	(2,589)	—	—	(12,387)
Credit on funds provided	15,433	588	2,848	—	2,173	21,042

Interest spread on funds provided	5,925	298	259	—	2,173	8,655

Net interest income	$14,907	$7,534	$1,080	$4,826	$3,105	$31,452

Depreciation and amortization	$884	$659	$144	$136	$947	$2,770
Segment pretax profit	$5,114	$7,547	$1,085	$4,312	$879	$18,937
Segment assets as of September 30, 2002	$977,295	$824,556	$699,549	$479,443	$264,996	$3,245,839

	Nine Months Ended September 30, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$55,045	$36,405	$14,024	$21,011	$3,867	$130,352
Charge for funds used	(19,403)	(13,038)	(7,758)	(9,947)	(1,484)	(51,630)

Interest spread on funds used	35,642	23,367	6,266	11,064	2,383	78,722

Interest expense	(20,134)	(539)	(6,178)	—	—	(26,851)
Credit on funds provided	37,668	1,314	6,778	—	5,870	51,630

Interest spread on funds provided	17,534	775	600	—	5,870	24,779

Net interest income	$53,176	$24,142	$6,866	$11,064	$8,253	$103,501

Depreciation and amortization	$2,848	$50	$157	$1,078	$4,671	$8,804
Segment pretax profit	$16,071	$23,372	$7,123	$9,399	$9,145	$65,110
Segment assets as of September 30, 2003	$1,557,427	$866,899	$561,263	$547,519	$230,368	$3,763,476
	Nine Months Ended September 30, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$42,671	$38,822	$12,544	$28,891	$3,479	$126,407
Charge for funds used	(17,653)	(17,747)	(10,041)	(16,057)	(663)	(62,161)

Interest spread on funds used	25,018	21,075	2,503	12,834	2,816	64,246

Interest expense	(28,457)	(800)	(8,137)	—	—	(37,394)
Credit on funds provided	44,992	1,693	8,567	—	6,909	62,161

Interest spread on funds provided	16,535	893	430	—	6,909	24,767

Net interest income	$41,553	$21,968	$2,933	$12,834	$9,725	$89,013

Depreciation and amortization	$2,773	$710	$(26)	$669	$2,861	$6,987
Segment pretax profit	$12,896	$20,523	$2,529	$11,814	$3,126	$50,888
Segment assets as of September 30, 2002	$977,295	$824,556	$699,549	$479,443	$264,996	$3,245,839

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002, and the accompanying interim unaudited consolidated financial statements and notes thereto.

Results of Operations

        We reported third quarter 2003 net income of $16.1 million, or $0.67 per basic share and $0.65 per diluted share, compared with $12.9 million, or $0.54 per basic share and $0.52 per diluted share, reported during the third quarter of 2002. The 25% increase in net income is primarily attributable to higher net interest income, higher noninterest-related revenues and a lower provision for loan losses, partially offset by higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets increased to 1.77% for the quarter ended September 30, 2003, from 1.66% for the same period in 2002. The annualized return on average stockholders' equity increased to 19.52% for the third quarter of 2003, compared with 18.57% for the third quarter of 2002.

        Net income for the nine months ended September 30, 2003 increased 16% to $42.6 million, or $1.77 per basic share and $1.73 per diluted share, from $36.9 million, or $1.57 per basic and $1.49 per diluted share for the nine months ended September 30, 2002. Our annualized return on average total assets decreased to 1.63% for the first nine months of 2003, from 1.66% for the same period in 2002. The annualized return on average stockholders' equity decreased to 17.88% for the nine months ended September 30, 2003, from 18.66% for the corresponding period in 2002. Excluding the impact of the cumulative effect of a change in accounting principle, net income for the first nine months of 2002 totaled $36.1 million, or $1.53 per basic share and $1.46 per diluted share.

Components of Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(In millions)
Net interest income	$37.4	$31.5	$103.5	$89.0
Provision for loan losses	(2.0)	(2.6)	(6.5)	(7.7)
Noninterest income	9.2	6.3	24.7	16.9
Noninterest expense	(19.8)	(16.3)	(56.6)	(47.3)
Provision for income taxes	(8.7)	(6.0)	(22.5)	(14.8)
Cumulative effect of change in accounting principle	—	—	—	0.8

Net income	$16.1	$12.9	$42.6	$36.9

Annualized return on average total assets	1.77%	1.66%	1.63%	1.66%

Net Interest Income

        Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the third quarter of 2003 totaled $37.5 million, a 19% increase over net interest income of $31.5 million for the same period in 2002.

        Total interest and dividend income during the quarter ended September 30, 2003 increased 4% to $45.4 million, compared with $43.8 million during the same period in 2002. Year-to-date interest and dividend income increased 3% to $130.4 million, compared with $126.4 million during the first nine months of 2002. During the quarter ended September 30, 2003, we recorded over $1.1 million in interest, prepayment penalties, and late charges from the resolution and repayment of selected loans. The remainder of the increase in interest and dividend income during both the third quarter and the first nine months of 2003 can be attributed to a 17% growth in average earning assets for the quarter and nine months ended September 30, 2003, partially offset by lower yields on all categories of earning assets. Growth in average loans, investment securities and short-term investments accounted primarily for the growth in average earning assets for the quarter and nine months ended September 30, 2003. With the exception of a decrease in time deposits, the net growth in average earning assets during the third quarter of 2003 was funded primarily by increases in noninterest-bearing demand deposits, all other categories of interest-bearing deposits and FHLB advances. For the nine months ended September 30, 2003, increases in noninterest-bearing demand accounts and all categories of interest-bearing deposits funded the growth in average assets for the period.

        Total interest expense during the third quarter of 2003 decreased 36% to $8.0 million, compared with $12.4 million for the same period a year ago. Similarly, total interest expense decreased 28% to $26.9 million for the first nine months of 2003, from $37.4 million for the first nine months of 2002. The decrease in interest expense during both the third quarter and first nine months of 2003 is primarily attributable to lower rates paid on all deposit categories. During the third quarter of 2003, a lower volume of time deposits further contributed to the decrease in interest expense.

        Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 7 basis points to 4.39% for the third quarter of 2003, compared with 4.32% for the third quarter of 2002. For the first nine months of 2003, the net interest margin decreased 3 basis points to 4.23%, from 4.26% for the same period a year ago. The overall yield on average earning assets decreased 69 basis points to 5.33% in the third quarter of 2003, compared to 6.02% for the third quarter of 2002, while the yield on average earning assets for the first nine months of 2003 decreased 72 basis points to 5.33%, from 6.05% for the same period in 2002. The decrease in overall yields for both periods is primarily due to Fed interest rate cuts, 50 basis points during the fourth quarter of 2002 compounded by a 25 basis point rate cut which took effect at the beginning of the third quarter of 2003. The accelerated amortization of remaining premiums on a collateralized mortgage obligation security that paid off in January 2003 further contributed to the drop in earning asset yield for the nine months ended September 30, 2003. During the third quarter of 2003, the Fed reduction in interest rates was partially offset by the impact of the aforementioned $1.1 million in interest, prepayment penalties and late charges recorded during the quarter from the resolution and repayment of certain loans. Excluding the impact of these atypical items, the overall yields on average earning assets were 5.19% and 5.29% for the three and nine months ended September 30, 2003, respectively. Similarly, the adjusted net interest margin, after giving effect to these items, was 4.26% and 4.19% for the third quarter and first nine months of 2003.

        Our overall cost of funds for the three months ended September 30, 2003, decreased 89 basis points to 1.33%, in response to the declining interest rate environment, compared with 2.22% for the third quarter of 2002. For the first nine months of 2003, our overall cost of funds decreased 80 basis points to 1.52%, from 2.32% for the same period a year ago. Our time deposit portfolio continues to reprice downward which accounted for the majority of the reduction in our cost of funds. During the third quarter of 2003, approximately $622 million or 43% of our time deposit portfolio, including time deposits from PBB acquired in March 2003, repriced downward. We expect another $608 million or 43% to reprice during the fourth quarter of 2003. We continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 58% to $871.2 million, and 51% to $778.4 million, during the third quarter and first nine months of 2003, respectively, compared with $549.8 million for the third quarter of 2002 and $514.0 million for the first nine months of 2002. During the quarter and nine months ended September 30, 2003, noninterest-bearing demand deposits accounted for 28% and 26% of average total deposits, respectively, compared to only 20% for the same periods in 2002.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$155,750	$463	1.19%	$133,315	$596	1.79%
Taxable investment securities (2)(3)	428,033	3,577	3.34%	363,475	3,645	4.01%
Loans receivable (2)(4)	2,816,697	41,287	5.86%	2,406,323	39,473	6.56%
FHLB stock	10,131	100	3.95%	9,115	125	5.49%

Total interest-earning assets	3,410,611	45,427	5.33%	2,912,228	43,839	6.02%

Noninterest-earning assets:
Cash and due from banks	77,725			73,164
Allowance for loan losses	(41,664)			(32,833)
Other assets	202,059			145,901

Total assets	$3,648,731			$3,098,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$282,026	177	0.25%	$215,273	392	0.73%
Money market accounts	224,478	370	0.66%	172,132	609	1.42%
Savings deposits	298,150	89	0.12%	250,073	256	0.41%
Time deposits	1,420,053	6,001	1.69%	1,510,346	9,898	2.62%
Short-term borrowings	2,685	10	1.49%	3,598	21	2.33%
FHLB advances	150,821	753	2.00%	63,946	645	4.03%
Junior subordinated debt securities	20,750	566	10.91%	20,750	566	10.91%

Total interest-bearing liabilities	2,398,963	7,966	1.33%	2,236,118	12,387	2.22%

Noninterest-bearing liabilities:
Demand deposits	871,196			549,772
Other liabilities	47,839			35,047
Stockholders' equity	330,733			277,523

Total liabilities and stockholders' equity	$3,648,731			$3,098,460

Interest rate spread			4.00%			3.80%

Net interest income and net interest margin		$37,461	4.39%		$31,452	4.32%

(1)
Annualized

(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3)
Average balances exclude unrealized gains or losses on available for sale securities.

(4)
Average balances include nonperforming loans.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$162,099	$1,616	1.33%	$122,017	$1,760	1.92%
Taxable investment securities (2)(3)	459,792	12,175	3.53%	343,512	10,387	4.03%
Loans receivable (2)(4)	2,627,692	116,228	5.90%	2,313,192	113,863	6.56%
FHLB stock	9,693	333	4.58%	9,065	397	5.84%

Total interest-earning assets	3,259,276	130,352	5.33%	2,787,786	126,407	6.05%

Noninterest-earning assets:
Cash and due from banks	79,959			66,679
Allowance for loan losses	(39,470)			(30,408)
Other assets	193,374			132,866

Total assets	$3,493,139			$2,956,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$261,104	583	0.30%	$207,553	1,100	0.71%
Money market accounts	209,063	1,259	0.80%	159,827	1,698	1.42%
Savings deposits	283,571	262	0.12%	238,132	776	0.43%
Time deposits	1,475,524	21,103	1.91%	1,424,334	29,624	2.77%
Short-term borrowings	1,916	25	1.74%	3,077	54	2.34%
FHLB advances	100,929	1,921	2.54%	96,031	2,444	3.39%
Junior subordinated debt securities	20,750	1,698	10.91%	20,750	1,698	10.91%

Total interest-bearing liabilities	2,352,857	26,851	1.52%	2,149,704	37,394	2.32%

Noninterest-bearing liabilities:
Demand deposits	778,433			514,005
Other liabilities	44,303			29,893
Stockholders' equity	317,546			263,321

Total liabilities and stockholders' equity	$3,493,139			$2,956,923

Interest rate spread			3.81%			3.73%

Net interest income and net interest margin		$103,501	4.23%		$89,013	4.26%

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

	Three Months Ended September 30, 2003 vs 2002			Nine Months Ended September 30, 2003 vs 2002
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume (1)	Rates (1)		Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(133)	$89	$(222)	$(144)	$486	$(630)
Taxable investment securities	(68)	592	(660)	1,788	3,196	(1,408)
Loans receivable, net	1,814	6,291	(4,477)	2,365	14,582	(12,217)
FHLB stock	(25)	13	(38)	(64)	26	(90)

Total interest and dividend income	$1,588	$6,985	$(5,397)	$3,945	$18,290	$(14,345)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(215)	$96	$(311)	$(517)	$233	$(750)
Money market accounts	(239)	149	(388)	(439)	429	(868)
Savings deposits	(167)	42	(209)	(514)	126	(640)
Time deposits	(3,897)	(561)	(3,336)	(8,521)	1,030	(9,551)
Short-term borrowings	(11)	(5)	(6)	(29)	(17)	(12)
FHLB advances	108	554	(446)	(523)	119	(642)

Total interest expense	$(4,421)	$275	$(4,696)	$(10,543)	$1,920	$(12,463)

CHANGE IN NET INTEREST INCOME	$6,009	$6,710	$(701)	$14,488	$16,370	$(1,882)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $2.0 million for the third quarter of 2003, compared to $2.6 million for the same period in 2002. For the first nine months of 2003, the provision for loan losses totaled $6.5 million, compared to $7.7 million for the same period in 2002. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)
Branch fees	$1.86	$1.58	$5.41	$4.61
Letters of credit fees and commissions	1.78	1.53	5.12	4.11
Income from secondary market activities	2.17	0.44	4.29	1.45
Loan ancillary fees	1.28	1.06	3.39	2.57
Net gain on sales of investment securities available for sale	0.40	—	1.39	0.01
Net gain on sales of loans	0.17	0.30	0.35	0.30
Other	1.53	1.40	4.71	3.84

Total	$9.19	$6.31	$24.66	$16.89

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

        Noninterest income increased 46% to $9.2 million during the quarter ended September 30, 2003, compared to $6.3 million for the same quarter in 2002. For the first nine months of 2003, noninterest income increased 46% to $24.7 million, from $16.9 million for the same period a year ago. The increase in noninterest income for both the quarter and nine months ended September 30, 2003 is primarily due to higher branch fees, letters of credit fees and commissions, secondary market-related revenues, ancillary loan fees, net gain on sales of investment securities available-for-sale and other miscellaneous operating income. Partially offsetting these increases in noninterest income is a decrease in net gain on sales of loans, amounting to $172 thousand and $354 thousand for the quarter and nine months ended September 30, 2003, respectively, compared to $299 thousand for both periods in 2002.

        Branch fees, which represent revenues derived from branch operations, amounted to $1.9 million during the quarter ended September 30, 2003, a 17% increase from the $1.6 million earned during the same quarter of 2002. For the first nine months of 2003, branch fees also increased 17% to $5.4 million, from $4.6 million for the same period in 2002. The increase in branch fees for both the third quarter and the first nine months of 2003 is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts, increased fee-based income from checking accounts, and higher revenues from wire transfer transactions due to increased volume and the introduction of a new wire remittance product during the fourth quarter of 2002.

        Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit related to affordable housing projects, increased 17% to $1.8 million during the quarter ended September 30, 2003, compared to $1.5 million for the same quarter in 2002. For the first nine months of 2003, letters of credit fees and commissions increased 25% to $5.1 million, from $4.1 million for the same period a year ago. The increase in letters of credit fees and commissions is primarily due to higher commissions from trade finance activities related to import, export and standby letters of credit. This is compounded by higher fees related to the issuance and maintenance of standby letters of credit related to affordable housing projects resulting from additional issuances since the third quarter of 2002. The volume of trade finance transactions increased 22% and 25% during the quarter and nine months ended September 30, 2003, respectively, relative to the same periods in 2002.

        Income from secondary market activities increased 391% to $2.2 million during the third quarter of 2003, compared to $442 thousand during the same quarter in 2002. Included in revenues from secondary marketing activities during the third quarter of 2003 are $813 thousand in gains related to the recognition of mortgage servicing assets for residential single family loans that have been sold for which the rights of servicing have been retained by the Bank. We will continue to record either a servicing asset or a servicing liability on future sales of residential mortgage loans for which servicing rights are retained. For the first nine months of 2003, secondary market-related revenues increased 196% to $4.3 million, from $1.5 million during the same period in 2002. The significant increase in income from secondary market activities is propelled, to a large degree, by the current low interest rate environment which favors the origination of fixed rate mortgages over adjustable rate mortgages.

        Ancillary fees on loans, which include fees and service charges related to appraisal services, loan documentation, processing and underwriting, amounted to $1.3 million during the quarter ended September 30, 2003, a 21% increase from the $1.1 million earned in the third quarter of 2002. For the first nine months of 2003, ancillary fees increased 32% to $3.4 million, from $2.6 million for the same period in 2002. This is primarily attributable to the increase in residential mortgage, multifamily, and commercial real estate loan originations, in response to the lower interest rate environment.

        Net gain on sales of investment securities available-for-sale totaled $398 thousand and $1.4 million for the quarter and nine months ended September 30, 2003, respectively. This compares to net gains of zero and $13 thousand for the same periods in 2002. During 2003, we sold available-for-sale securities with a net carrying value of $30.0 million and $54.9 million in the third quarter and first nine months of the year, respectively. In comparison, investment securities with a net carrying value of $707 thousand were sold during the nine months ended September 30, 2002. No investment securities were sold during the third quarter of 2002.

        Other contributions to noninterest income include other operating income, which includes insurance commissions and insurance-related service fees, interest earned on officer life insurance policies, branch rental income, and income from operating leases. Other operating income increased to $1.5 million, or 10%, during the third quarter of 2003, from $1.4 million recorded during the third quarter of 2002. For the nine months ended September 30, 2003, other operating income increased to $4.7 million, or 23%, from $3.8 million earned during the same period of 2002. The increase in other operating income is primarily due to higher income earned on officer life insurance policies amounting to $847 thousand and $2.5 million during the quarter and nine months ended September 30, 2003, respectively, compared to $372 thousand and $1.2 million during the same periods in 2002. At September 30, 2003, the aggregate cash surrender value of the Company's officer life insurance policies amounted to $62.3 million, compared to $57.1 million at September 30, 2002.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(In millions)
Compensation and other employee benefits	$7.97	$6.63	$23.58	$19.04
Net occupancy	2.63	2.48	7.47	7.20
Amortization of affordable housing investments	1.79	1.27	4.78	3.42
Amortization of positive intangibles	0.52	0.45	1.47	1.36
Data processing	0.46	0.40	1.32	1.30
Deposit insurance premiums and regulatory assessments	0.19	0.16	0.55	0.46
Other real estate owned operations, net	—	—	—	0.01
Other	6.28	4.89	17.38	14.57

Total	$19.84	$16.28	$56.55	$47.36

Efficiency Ratio (1)	38%	39%	39%	40%

(1)
Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 22% to $19.8 million during the third quarter of 2003, from $16.3 million for the same quarter in 2002. For the first nine months of 2003, noninterest expense increased 19% to $56.6 million, compared with $47.4 million during the same period a year ago.

        Compensation and employee benefits increased 20% to $8.0 million during the third quarter of 2003, compared to $6.6 million for the same quarter last year. For the first nine months of 2003, compensation and employee benefits also increased 24% to $23.6 million, compared to $19.0 million for the same period in 2002. The rise in compensation and employee benefits is primarily due to increased staffing levels related to the opening of six 99 Ranch Market in-store branches, two of which were opened in February 2002, two in August 2002, one in February 2003 and, the most recent, in August 2003. Additionally, compensation expense related to the acquisition of PBB in mid-March 2003 as well as the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense during the third quarter and first nine months of 2003.

        The amortization of investments in affordable housing partnerships increased 42% to $1.8 million and 40% to $4.8 million during the three and nine months ended September 30, 2003, respectively, compared with $1.3 million and $3.4 million for the corresponding periods in 2002. The increase in amortization expense reflects the $7.9 million in additional affordable housing investment purchases made since the third quarter of 2002. Total investments in affordable housing partnerships amounted to $24.2 million at September 30, 2003 compared to $23.8 million at December 31, 2002.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal, charitable contributions and other professional fees. Other operating expenses increased 28% to $6.3 million for the third quarter of 2003, from $4.9 million for the same quarter in 2002. For the first nine months of 2003, other operating expenses also increased 19% to $17.4 million, from $14.6 million during the same period a year ago. The increase in other operating expenses is due primarily to our continued organic expansion through the 99 Ranch Market in-store branches and our new Beijing representative office as well as through our acquisition of PBB.

        Our efficiency ratio decreased to 38% for the quarter ended September 30, 2003, compared to 39% for the corresponding period in 2002. For the first nine months of 2003, our efficiency ratio decreased to 39%, from 40% for the same period a year ago. Despite our continued expansion and growth, we have managed to capitalize on operational efficiencies from infrastructure investments made in the past two years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

        The provision for income taxes increased 43% to $8.7 million for the third quarter of 2003, compared with $6.1 million for the same quarter in 2002. For the first nine months of 2003, the provision for income taxes totaled $22.5 million, a 52% increase from the $14.8 million income tax expense recorded for the same period a year ago. The increase in the tax provision is primarily attributable to a 31% and 28% increase in pretax earnings during the third quarter and first nine months of 2003 and the absence of state tax benefits previously realized through the East West Securities Company, Inc., a regulated investment company formed and funded in July 2000 (the "Fund"). The Fund was dissolved on December 30, 2002 and we have received notification from the Securities and Exchange Commission that the Fund has been officially deregistered. The realization of state tax benefits through this regulated investment company ceased effective December 30, 2002.

        The provision for income taxes for the third quarter of 2003 also reflects the utilization of tax credits totaling $1.4 million, compared to $1.1 million utilized during the third quarter of 2002. The third quarter 2003 provision reflects an effective tax rate of 34.9%, compared with 32.0% for the same quarter in 2002. For the first nine months of 2003, the effective tax rate of 34.6% reflects tax credits of $3.5 million, compared with an effective tax rate of 29.1% for the first nine months of 2002 reflecting tax credits of $4.1 million.

Balance Sheet Analysis

        Our total assets increased $442.0 million, or 13%, to $3.8 billion, as of September 30, 2003, relative to total assets at December 31, 2002. The increase in total assets is primarily due to net loan growth partially offset by decreases in cash and cash equivalents of $72.9 million and investment securities available-for-sale of $108.1 million. The net increase in total assets was largely funded by an increase in deposits totaling $279.7 million and FHLB advances totaling $108.3 million.

Investment Securities Available-for-Sale

        Total investment securities available-for-sale decreased 20% to $423.5 million as of September 30, 2003, compared with $531.6 million at December 31, 2002. In addition to repayments, maturities and sales of investment securities, $120.0 million of U.S. government agency securities were called during the first nine months of 2003. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $61.1 million and $54.9 million, respectively, during the nine months ended September 30, 2003. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $125.5 million as well as funding a portion of loan originations made during the first nine months of 2003. We also added $4.0 million in investment securities available-for-sale to our existing portfolio through our acquisition of PBB in March 2003. We recorded net gains totaling $1.4 million on sales of available-for-sale securities during the first nine months of 2003.

        The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of September 30, 2003 and December 31, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of September 30, 2003:
US Treasury securities	$26,188	$291	$—	$26,479
US Government agency securities	233,880	4,084	(170)	237,794
Mortgage-backed securities	80,472	677	(215)	80,934
Corporate securities	80,031	67	(4,035)	76,063
Residual interest in securitized loans	216	2,062	—	2,278

Total	$420,787	$7,181	$(4,420)	$423,548

As of December 31, 2002:
US Treasury securities	$28,308	$461	$—	$28,769
US Government agency securities	275,498	5,993	—	281,491
Mortgage-backed securities	159,744	468	(802)	159,410
Corporate securities	59,837	116	(2,763)	57,190
Residual interest in securitized loans	3,024	1,723	—	4,747

Total	$526,411	$8,761	$(3,565)	$531,607

Loans

        We experienced strong loan demand during the first nine months of 2003. Net loans receivable increased $587.2 million, or 25% to $2.9 billion at September 30, 2003. Excluding the $110.1 million of net loans acquired from PBB, organic loan growth during the first nine of 2003 amounted to $477.0 million, or 21%, compared to year-end 2002 levels. The increase in loans was funded primarily through the growth in deposits and FHLB advances, as well as through repayments, maturities, sales and redemptions of investment securities available-for-sale.

        The growth in loans, excluding loans acquired from PBB, is comprised primarily of increases in single family loans of $70.6 million, or 65%, multifamily loans of $91.2 million or 15%, commercial real estate loans of $279.5 million or 28%, commercial business loans of $28.2 million, or 8%, and consumer loans of $18.2 million or 16%. Partially offsetting the growth in these loan categories was the decrease in construction loans of $10.9 million or 6%.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$179,979	6.1%	$108,508	4.6%
Residential, multifamily	729,620	24.9%	628,303	26.8%
Commercial and industrial real estate	1,331,398	45.3%	983,481	42.0%
Construction	171,859	5.9%	176,221	7.5%

Total real estate loans	2,412,856	82.2%	1,896,513	80.9%

Other loans:
Business, commercial	391,584	13.3%	336,371	14.3%
Automobile	14,169	0.5%	15,890	0.7%
Other consumer	117,576	4.0%	97,034	4.1%

Total other loans	523,329	17.8%	449,295	19.1%

Total gross loans	2,936,185	100.0%	2,345,808	100.0%

Unearned fees, premiums and discounts, net	1,683		2,683
Allowance for loan losses	(37,514)		(35,292)

Loans receivable, net	$2,900,354		$2,313,199

Nonperforming Assets

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets, as a percentage of total assets, were 0.15% and 0.37% at September 30, 2003 and December 31, 2002, respectively. Nonaccrual loans totaled $4.6 million at September 30, 2003, compared with $8.9 million at year-end 2002. Loans totaling $1.3 million were placed on nonaccrual status during the third quarter of 2003. These additions to nonaccrual loans were offset by $4.4 million in payoffs and principal paydowns, $469 thousand in loans brought current, and $81 thousand in gross chargeoffs. Additions to nonaccrual loans during the third quarter of 2003 were primarily comprised of a $308 thousand commercial real estate loan and $1.0 million in eight commercial business loans. For the nine months ended September 30, 2003, nonaccrual loans decreased $4.3 million due to gross chargeoffs of $2.0 million, loans brought current of $3.6 million, and payoffs and principal paydowns of $6.6 million, partially offset by additions to nonaccrual loans of $7.9 million.

        Loans past due 90 days or more but not on nonaccrual totaled $534 thousand at September 30, 2003. These are comprised of two trade finance loans that are fully insured by the Ex-Im Bank. There were no loans past due 90 days or more but not on nonaccrual at December 31, 2002.

        Restructured loans and loans that have had their original terms modified totaled $640 thousand at September 30, 2003, compared with $3.3 million at year-end 2002. The decrease in restructured loans is due primarily to the payoff of two commercial real estate loans totaling $2.0 million and one multifamily loan amounting to $610 thousand. There were no new restructured loans during the third quarter and first nine months of 2003.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had no OREO properties at September 30, 2003 and December 31, 2002.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$4,579	$8,855
Loans past due 90 days or more but not on nonaccrual	534	—

Total nonperforming loans	5,113	8,855

Restructured loans	640	3,304
Other real estate owned, net	—	—

Total nonperforming assets	$5,753	$12,159

Total nonperforming assets to total assets	0.15%	0.37%
Allowance for loan losses to nonperforming loans	733.70%	398.55%
Nonperforming loans to total gross loans	0.17%	0.38%

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

        At September 30, 2003, we classified $5.2 million of our loans as impaired, compared with $12.2 million at December 31, 2002. There were no specific reserves on impaired loans at September 30, 2003 and December 31, 2002. Our average recorded investment in impaired loans for the nine months ended September 30, 2003 and 2002 was $7.3 million and $6.6 million, respectively. During the nine months ended September 30, 2003 and 2002, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $294 thousand and $422 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $152 thousand and $280 thousand, respectively.

Allowance for Loan Losses

        Our management is committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2003, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At September 30, 2003, the allowance for loan losses amounted to $37.5 million, or 1.28% of total loans, compared with $35.3 million, or 1.50% of total loans, at December 31, 2002, and $34.2 million, or 1.49% of total loans, at September 30, 2002. The $2.2 million increase in the allowance for loan losses at September 30, 2003, from year-end 2002, reflects $2.8 million in loss reserves acquired from PBB and $6.5 million in additional loss provisions reduced by $1.4 million in net chargeoffs recorded during the period. Additionally, at September 30, 2003, we reclassified approximately $5.7 million from the allowance for loan losses to other liabilities. This amount represents previously allocated loss allowances for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance and affordable housing activities.

        The provision for loan losses of $2.0 million for the third quarter of 2003 represents a 22% decrease from the $2.6 million in loss provisions recorded during the third quarter of 2002. Third quarter 2003 net recoveries amounted to $467 thousand and represent 0.07% of average loans outstanding for the three months ended September 30, 2003. This compares to net chargeoffs of $364 thousand, or 0.06% of average loans outstanding for the same period in 2002. For the first nine months of 2003, the provision for loan losses totaled $6.5 million, a 15% decrease from the $7.7 million provision recorded during the same period a year ago. Net chargeoffs for the first nine months of 2003, totaling $1.4 million, represent 0.07% of average loans outstanding for the period. This compares to net chargeoffs of $970 thousand or 0.06% of average loans outstanding for the same period in 2002. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 25% during the first nine months of 2003, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business and construction loans.

        The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Allowance balance, beginning of period	$40,750	$32,051	$35,292	$27,557
Allowance from acquisition	—	—	2,821	—
Allowance for off-balance sheet credit exposures	(5,703)	—	(5,703)	—
Provision for loan losses	2,000	2,550	6,500	7,650
Chargeoffs:
1-4 family residential real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Commercial and industrial real estate	—	—	—	—
Business, commercial	130	394	2,344	1,599
Automobile	41	18	127	84
Other	—	—	12	3

Total chargeoffs	171	412	2,483	1,686

Recoveries:
1-4 family residential real estate	—	—	40	—
Multifamily real estate	197	—	197	522
Commercial and industrial real estate	264	—	264	—
Business, commercial	174	45	551	148
Automobile	3	3	35	45
Other	—	—	—	1

Total recoveries	638	48	1,087	716

Net chargeoffs (recoveries)	(467)	364	1,396	970

Allowance balance, end of period	$37,514	$34,237	$37,514	$34,237
Average loans outstanding	$2,816,697	$2,406,323	$2,627,692	$2,313,192
Total gross loans outstanding, end of period	$2,936,185	$2,302,889	$2,936,185	$2,302,889
Annualized net chargeoffs (recoveries) to average loans	(0.07)%	0.06%	0.07%	0.06%
Allowance for loan losses to total gross loans	1.28%	1.49%	1.28%	1.49%

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

        The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$319	6.1	$386	4.6
Multifamily real estate	2,297	24.9	3,142	26.8
Commercial and industrial real estate	11,631	45.3	7,748	42.0
Construction	3,635	5.9	4,410	7.5
Business, commercial	13,983	13.3	14,321	14.3
Automobile	445	0.5	40	0.7
Consumer and other	283	4.0	288	4.1
Other risks	4,921	—	4,957	—

Total	$37,514	100.0	$35,292	100.0

        Despite a 66% increase in the volume of loans in this category from year-end 2002 levels, allocated reserves on single family loans decreased $67 thousand, or 17%, to $319 thousand as of September 30, 2003. This is due primarily to the reclassification of $91 thousand in previously allocated reserves related to single family loans sold with recourse to other liabilities as of September 30, 2003. Further contributing to the decrease in allocated reserves on single family loans is a reduction in both classified (i.e. rated "substandard" and "doubtful") and criticized (i.e. rated "special mention") loans relative to December 31, 2002. Single family loans rated "substandard" totaled $79 thousand at September 30, 2003, compared to $223 thousand at December 31, 2002. At September 30, 2003, we had no loans rated "special mention," compared with $309 thousand at December 31, 2002.

        Allocated reserves on multifamily loans decreased $845 thousand, or 27%, to $2.3 million as of September 30, 2003 due primarily to the reclassification of $749 thousand in loss reserves related to standby letters of credit issued for affordable housing projects to other liabilities as of September 30, 2003. Furthermore, a decrease in "substandard" multifamily loans to $844 thousand at September 30, 2003, from $5.3 million at December 31, 2002 also contributed to the decrease in allocated reserves for this loan category from year-end 2002. Partially offsetting these decreases are additional reserves required on multifamily loans to compensate for the following: (1) a 16% increase in the volume of loans in this loan category from year-end 2002 levels; (2) an increase in multifamily loans rated "special mention" to $2.2 million at September 30, 2003, compared to only $1.2 million at December 31, 2002; and (3) commencing in the first quarter of 2003, the establishment of reserves on "pass" loans placed on the watchlist. As of September 30, 2003, we had $11.5 million in multifamily loans on the watchlist for which additional reserves were established.

        Allocated reserves on commercial real estate loans increased $3.9 million, or 50%, to $11.6 million at September 30, 2003 primarily due to four factors. First, there was a 35% increase in the volume of loans in this loan category relative to year-end 2002 due in part to the acquisition of PBB. Second, the concentration risk allocation ratio for hotels and motels was increased to 2.5% as of March 31, 2003, from 1.5% as of December 31, 2002 in response to the continued weakened state of the travel and tourism industry. A sustained disinterest in business and consumer travel has resulted in recent airline bankruptcies and financial difficulties for travel agencies and tour operators in general. This condition continues to weigh heavily on an already beleaguered travel and tourism industry that has not fully recovered from the crippling effects of the September 11th tragedy. Although the hotel industry concentration risk allocation was initially established in response to the anticipated fallout from the events of September 11th, management has deemed it prudent to continue to maintain this hotel risk allocation to compensate for these prevailing conditions. Third, additional reserves were established for the $10.2 million in commercial real estate loans that were on the watchlist as of September 30, 2003. And finally, further warranting additional loss reserves is an increase of $760 thousand in commercial real estate loans rated "special mention" at September 30, 2003. There were no "special mention" commercial real estate loans at December 31, 2002. Slightly offsetting these increases is a reduction in commercial real estate loans rated "substandard" to $4.3 million at September 30, 2003, compared to $4.9 million at December 31, 2002.

        Allocated loss reserves on construction loans decreased $775 thousand, or 18%, to $3.6 million at September 30, 2003 primarily due to the reclassification of $915 thousand in loss reserves related to unfunded construction loan commitments to other liabilities as of September 30, 2003. Further contributing to the decrease in allocated reserves on construction loans is a reduction in construction loans rated "special mention" to $3.0 million at September 30, 2003, compared to $5.0 million at December 31, 2002 as well as a 2% decrease in the volume of construction loans at September 30, 2003 relative to year-end 2002 levels.

        Allocated loss reserves on commercial business loans decreased $338 thousand, or 2%, to $14.0 million at September 30, 2003 due primarily to the reclassification of $2.9 million in loss reserves related to commercial letters of credit and unfunded commercial business loan commitments to other liabilities as of September 30, 2003. Further contributing to the decrease is a reduction in commercial business loans rated "special mention" to $1.7 million at September 30, 2003, compared to $7.9 million at December 31, 2002. Partially offsetting these decreases is a 16% increase in the volume of loans in this loan category during the first nine months of 2003 as well as an increase in classified commercial business loans at September 30, 2003 as compared to year-end 2002 levels. Total classified (i.e. rated "substandard" and "doubtful") commercial business loans amounted to $24.0 million at September 30, 2003, compared to $19.0 million at December 31, 2002.

        Despite an 11% decrease in the volume of automobile loans at September 30, 2003 from year-end 2002 levels, allocated reserves on automobile loans increased $405 thousand, or 1,013%, to $445 thousand as of September 30, 2003 as a result of minimum loss rates established for automobile loans. Due to a rise in chargeoff losses experienced in this loan category during 2003, a minimum loss rate of 3% for automobile loans rated "pass" were established during the third quarter of 2003. Prior to the quarter ended September 30, 2003, allocated reserves on automobile loans were based solely on historical loss rates and, while they may be correct from a historical perspective, they do not appropriately reflect the current risk of the portfolio. Also contributing to the increase in allocated reserves on automobile loans is a $14 thousand increase in automobile loans rated "substandard" as of September 30, 2003. There were no classified automobile loans at December 31, 2002.

        Despite a 21% increase in the volume of this loan category at September 30, 2003 from year-end 2002 level, allocated reserves on consumer loans decreased by $5 thousand, or 2%, to $283 thousand as of September 30, 2003 from year-end 2002. This is due primarily to the reclassification of $91 thousand in loss reserves related to unfunded consumer loan commitments to other liabilities at September 30, 2003. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines.

        The allowance for loan losses of $37.5 million at September 30, 2003 exceeded the allocated allowance by $4.9 million, or 13% of the total allowance. This compares to an unallocated allowance of

$5.0 million, or 14%, as of December 31, 2002. The $4.9 million unallocated allowance at September 30, 2003 is comprised of two elements. The first element, which accounts for approximately $1.6 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the sustained recessionary state of the national economy. This condition has been exacerbated by corporate scandals linked to various large companies, and more recently, by the continuing geopolitical instability in the Middle East. While recent economic reports show some positive indications, the economic forecast in the foreseeable future is, to a large extent, still tenuous at best. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The second element, which accounts for approximately $3.3 million, or approximately 10% of the allocated allowance amount of $32.6 million at September 30, 2003, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies.

Deposits

        Deposits increased $279.7 million, or 10%, to $3.21 billion at September 30, 2003, from $2.93 billion at December 31, 2002. The increase in deposits reflects $134.9 million in deposits acquired from PBB in mid-March 2003. Excluding this transaction, internal deposit growth amounted to $144.8 million, or 5%, over December 31, 2002. This organic deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $159.4 million, or 22%, checking accounts of $44.3 million, or 19%, money market accounts of $64.2 million, or 38%, and savings accounts of $44.6 million, or 17%. Partially offsetting the increases in these deposit categories is a decrease of $167.8 million, or 11%, in time deposits. A significant portion of the reduction in time deposits represents brokered deposits totaling $79.5 million. The decrease in brokered deposits reflects the replacement of such deposits with the increasing volume of commercial and retail deposit accounts as well as low cost FHLB advances.

Borrowings

        We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances increased 319% to $142.3 million as of September 30, 2003, an increase of $108.3 million from December 31, 2002. The increase is primarily due to $121.0 million in FHLB advances recorded during the second and third quarters of 2003 to capitalize on the favorable rates resulting from the prevailing low interest rate environment. There were no outstanding short-term borrowings at September 30, 2003 and December 31, 2002.

Capital Resources

        Our primary source of capital is the retention of net after tax earnings. At September 30, 2003, stockholders' equity totaled $343.0 million, a 14% increase from $302.1 million as of December 31, 2002. The increase is due primarily to: (1) net income of $42.6 million during the first nine months of 2003; (2) stock compensation costs amounting to $252 thousand related to our Restricted Stock Award Program, (3) tax benefits of $2.5 million resulting from the exercise of nonqualified stock options, (4) net issuance of common stock totaling $3.6 million, representing 251,312 shares from the exercise of stock options and stock warrants; and (5) net issuance of common stock totaling $749 thousand, representing 27,370 shares, from the Employee Stock Purchase Plan and shares issued in lieu of Board of Director retainer fees. These transactions were offset by (1) payments of quarterly cash dividends totaling $7.2 million; (2) a decrease of $1.5 million in unrealized gains on available-for-sale securities; and (3) a decrease of $141 thousand in deferred gains related to the securitization of residential single family loans in September 2002. The decrease in deferred gains represents the amortization, net of tax, of such gains recorded during the first nine months of 2003.

        Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At September 30, 2003, East West Bank's Tier 1 and total capital ratios were 9.4% and 10.6%, respectively, compared to 10.2% and 11.5%, respectively, at December 31, 2002.

        The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at September 30, 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.0%	10.6%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.8%	9.4%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.0%	8.6%	4.0%	5.0%

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

        During the nine months ended September 30, 2003, we experienced net cash inflows from operating activities of $54.4 million, compared to net cash inflows of $1.1 million for the nine months ended September 30, 2002. Net cash inflows from operating activities for the first nine months of 2003 and 2002 were primarily due to net income earned during the period and net proceeds from the sale of loans held for sale.

        Net cash outflows from investing activities totaled $374.2 million and $283.8 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

        We experienced net cash inflows from financing activities of $246.9 million for the first nine months of 2003 primarily due to deposit growth and a net increase in FHLB advances. During the same period in 2002, growth in deposits partially offset by net repayments of FHLB advances largely accounted for net cash inflows from financing activities totaling $382.2 million.

        As a means of augmenting our liquidity sources, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At September 30, 2003, our available borrowing capacity includes approximately $31.0 million in repurchase arrangements, $95.0 million in federal funds line facilities, and $166.3 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At September 30, 2003, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

        The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by our subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2003, total dividends paid by East West Bank to East West Bancorp, Inc. totaled $7.4 million, compared with $5.1 million for the same period in 2002. As of September 30, 2003, approximately $143.1 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

        Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2003 and December 31, 2002, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
+200	14.0%	12.8%	(3.8)%	0.7%
+100	7.9%	7.3%	(0.9)%	1.4%
-100	(7.0)%	(6.2)%	(0.4)%	(0.6)%
-200	(15.8)%	(12.7)%	(0.8)%	(2.0)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at September 30, 2003 and December 31, 2002. With the exception of the net interest income volatility ratio for the negative 200 basis point change category, the estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors at September 30, 2003 and December 31, 2002.

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

        The following table provides the outstanding principal balances and the weighted average interest rates of our interest-earning assets and interest-bearing liabilities as of September 30, 2003. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Total	Fair Value at September 30, 2003
				(Dollars in thousands)
At September 30, 2003:
Assets:
Short-term investments	$126,953	$198	$—	$—	$—	$—	$127,151	$127,151
Weighted average rate	1.32%	3.05%	—%	—%	—%	—%	1.32%
Investment securities available-for-sale (fixed rate)	$140,297	$93,239	$3,021	$19,380	$29,888	$27,723	$313,548	$317,729
Weighted average rate	3.60%	3.54%	3.25%	3.34%	3.69%	3.30%	3.54%
Investment securities available-for-sale (variable rate)	$107,239	$—	$—	$—	$—	$—	$107,239	$105,819
Weighted average rate	2.26%	—%	—%	—%	—%	—%	2.26%
Total gross loans	$2,292,175	$293,394	$141,709	$75,683	$63,117	$70,107	$2,936,185	$2,972,926
Weighted average rate	5.18%	6.48%	6.56%	6.85%	6.35%	6.44%	5.47%
Liabilities:
Checking accounts	$286,544	$—	$—	$—	$—	$—	$286,544	$286,544
Weighted average rate	0.25%	—%	—%	—%	—%	—%	0.25%
Money market accounts	$260,604	$—	$—	$—	$—	$—	$260,604	$260,604
Weighted average rate	0.64%	—%	—%	—%	—%	—%	0.64%
Savings deposits	$309,202	$—	$—	$—	$—	$—	$309,202	$309,202
Weighted average rate	0.11%	—%	—%	—%	—%	—%	0.11%
Time deposits	$1,310,487	$71,399	$22,747	$5,833	$539	$—	$1,411,005	$1,413,464
Weighted average rate	1.54%	2.51%	3.01%	3.93%	2.67%	—%	1.62%
FHLB advances	$102,300	$40,000	$—	$—	$—	$—	$142,300	$143,063
Weighted average rate	2.00%	1.29%	—%	—%	—%	—%	1.80%
Junior subordinated debt securities	$—	$—	$—	$—	$—	$20,750	$20,750	$24,766
Weighted average rate	—%	—%	—%	—%	—%	10.91%	10.91%

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

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We sometimes use derivative financial instruments, primarily interest rate swap and interest rate cap agreements, as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders' equity. The use of derivatives has been declining since 1999, and derivatives have not had a material effect on our operating results or financial position. We had no outstanding derivative positions at September 30, 2003 and December 31, 2002.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

        For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

ITEM 4: CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2003 in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission ("SEC") filings.

        As required by rule 13a-15(d) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, management has determined that no such changes have occurred.

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

  (b)
  Reports on Form 8-K

  (i)
  On July 17, 2003, the Company filed a Form 8-K under Item 9 and Item 12 relating to its second quarter 2003 operating results.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2003

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