Form 10-K
period 2003-12-31
EAST WEST BANCORP INC
filed 2004-03-10
CIK 1069157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        As of February 29, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,284,737,548.

        Number of shares of common stock of the registrant outstanding as of March 5, 2004: 25,084,334 shares

        The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2003	Part III

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

        The Company has four other operating subsidiaries, East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III, and East West Insurance Services, Inc. In March 2000 and July 2000, respectively, East West established East West Capital Trust I and East West Capital Trust II. East West Capital Statutory Trust III was established in December 2003. East West Capital Trust I, East West Capital Trust II, and East West Capital Statutory Trust III (the "Trusts"), as wholly owned subsidiaries, are statutory business trusts. In three separate private placement transactions, the Trusts issued $10.8 million of 10.875% fixed rate, $10.0 million of 10.945% fixed rate, and $10.0 million of variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The main purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), the Trusts are no longer being consolidated into the accounts of East West Bancorp, Inc.

        On August 22, 2000, East West completed the acquisition of its other wholly-owned subsidiary, East West Insurance Services, Inc. (the "Agency"), in a stock exchange transaction. In exchange for all of the outstanding stock of the Agency, East West issued a total of 103,291 new shares of East West Bancorp, Inc. common stock, par value of $.001. The total value of the shares issued was approximately $1.7 million. East West Insurance Services, Inc., with assets of approximately $789 thousand as of the acquisition date, provides business and consumer insurance services to the Southern California market. The Agency runs its operations autonomously from the operations of the Company.

        East West's principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West's principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West's other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2003, the Company had $4.06 billion in total consolidated assets, $3.23 billion in net consolidated loans, and $3.31 billion in total consolidated deposits.

        The principal office of the Company is located at 415 Huntington Drive, San Marino, California 91108, and its telephone number is (626) 799-5700.

        East West Bank.    East West Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. Until the early 1990's, the Bank conducted a traditional savings and loan business by making predominantly long-term, single family residential and commercial and multifamily real estate loans. These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank of San Francisco. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995. The Bank now also specializes in lending for commercial, construction, and residential real estate projects and financing international trade for California companies.

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

        On August 30, 2001, the Bank entered into an exclusive ten-year agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Washington, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. Tawa Supermarket Companies ("Tawa") is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services in the Arcadia, San Gabriel, Irvine, Anaheim, Van Nuys and Milpitas, California locations of 99 Ranch Market. All of our in-store branches are located in Southern California, except for the Milpitas branch, which is located in Northern California.

        On January 20, 2003, the Bank opened its first overseas office in Beijing, China. The Beijing representative office serves to further build the Bank's existing international banking capabilities. In addition to facilitating traditional letters of credit and trade finance business, the Beijing office allows the Bank to assist existing clients, as well as develop new business relationships. Through this office, the Bank intends to focus on growing its export-import lending volume by aiding domestic exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships with a variety of Chinese financial institutions.

        On March 14, 2003, the Bank completed its acquisition of Pacific Business Bank for an aggregate cash price of $25.0 million. Pacific Business Bank operated four branches in Southern California located in Santa Fe Springs, Carson, El Monte, and South El Monte. The Bank acquired approximately $110.1 million in loans and $134.9 million in deposits.

        At December 31, 2003, the Bank had three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. At December 31, 2003, the Bank's total investment in E-W Services, Inc. was $9.2 million. The second subsidiary, East-West Investments, Inc., is a California corporation organized by the Bank in 1972. East-West Investments, Inc. primarily acts as a trustee in connection with real estate secured loans. At December 31, 2003, the Bank's total investment in East-West Investments, Inc. was $98 thousand. The third subsidiary, East West Mortgage Securities, LLC, is a California limited liability company organized by the Bank in September 2002. East West Mortgage Securities, LLC acts primarily as a special purpose entity in connection with private label securitization activities. At December 31, 2003 the Bank's total investment in East West Mortgage Securities, LLC, was $1.7 million.

Banking Services

        The Bank was the fourth largest commercial bank headquartered in Los Angeles County, California as of December 31, 2003, and one of the largest banks in the United States that focuses on the Chinese-American community. Through its network of 39 retail branches, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and Master Card and Visa merchant deposit services.

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

Market Area and Competition

        The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, the San Francisco Bay area, San Mateo County, the Silicon Valley area in Santa Clara County and Alameda County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent years. Based on information provided by the California State Department of Finance, there were an estimated 4.2 million Asians and Pacific Islanders residing in California as of March 2002. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets and cultures, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian and ethnic Chinese communities, provide us with an advantage in competing for customers in our market area.

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

        The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. The Bank has 39 offices located in the following counties: Los Angeles, Orange, San Francisco, San Mateo, Santa Clara and Alameda. Neither the deposits nor loans of the offices of the Bank exceed 1% of the deposits or loans of all financial services companies located in the counties in which it operates.

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

        The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the BHCA provides that, subject to the prior approval of the FRB, a bank holding company may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may also engage in such activities pursuant to its election to become a financial holding company.

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

        The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries will be subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

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

  •
  providing any device or other instrumentality for transferring money or other financial assets; or

  •
  arranging, effecting or facilitating financial transactions for the account of third parties.

        A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        The Company elected to become a financial holding company on July 17, 2000 and is currently in compliance with the financial holding company election requirements.

  The Bank

        As a California-chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the Bank, the FDIC or the Commissioner should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC or the Commissioner. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California-chartered bank would result in a revocation of the Bank's charter. The Commissioner separately has many of the same remedial powers.

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

        We do not expect this legislation or its implementing regulations to have a material impact on our operations.

  USA Patriot Act of 2001

        The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including:

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

  Fair and Accurate Credit Transactions Act

        In December 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act ("FACT Act") which sets new obligations for financial firms to help deter identity theft and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. The FRB and the Federal Trade Commission ("FTC") are required to draft regulations to implement the FACT Act. It is not possible at this time to determine the impact of such regulations that are to be drafted; however, the FRB and FTC recently announced that businesses will have until December 1, 2004 to comply with the new initiatives.

        Privacy.    Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

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

        On December 22, 2003, the SEC issued the advance notice of proposed rulemaking along with the federal banking agencies and other government agencies seeking comment on whether they should consider amending current regulations "to allow or require financial institutions to provide alternative types of privacy notices, such as a short privacy notice, that would be easier for consumers to understand." The concept release lists more than 40 questions regarding which the agencies seek comment from the public, organized in the following categories: goals of a privacy notice, elements of a privacy notice, language of a privacy notice, format of a privacy notice, mandatory and permissible aspects of a privacy notice, costs and benefits of a short notice, and other categories.

        In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are tougher than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

  Interagency Guidance on Response Programs to Protect Against Identity Theft

        On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

  •
  interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers' information; and

  •
  describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

        We are not able at this time to determine the impact of any such proposed guidance on our financial condition or results of operation.

  Dividends and Other Transfers of Funds

        Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $130.8 million at December 31, 2003. In addition, the Bank's regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

        These guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital" for information regarding the Company's regulatory capital ratios at December 31, 2003.

        Proposed accounting rules regarding special purpose entities (Fin 46) could disqualify trust-preferred securities from Tier 1 capital status. In the event these capital instruments are no longer allowed to be included as Tier 1 capital, the capital position of the bank could be adversely affected. Trust-preferred securities currently make up 9% of the bank's Tier 1 capital.

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

  Predatory Lending

        The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. The term is generally thought to be limited to the field of consumer lending. Typically, predatory lending involves at least one, and perhaps all three, of the following elements:

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

        As indicated above, one area of concern is the affordability of credit. On October 1, 2002, amendments to FRB regulations aimed at one type of "high cost" mortgage lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994 ("HOEPA"), a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the HOEPA regulations:

  •
  for a first-lien mortgage loan, an Annual Percentage Rate in excess of 8 percentage points above comparable Treasury securities; or

  •
  for a subordinate-lien loan, an Annual Percentage Rate in excess of 10 percentage points above comparable Treasury securities; or

  •
  regardless of lien position, "points and fees," including fees for optional credit insurance and similar products paid in connection with the credit transaction, exceeding eight percent of the loan amount or a fixed dollar threshold, currently $499, whichever is greater.

        Most home purchase loans are excluded from the coverage of the HOEPA regulations. Thus, the regulations mainly apply to refinancing and equity loans.

        In addition to requiring additional disclosures, the HOEPA regulation bars most balloon payments, negative amortization, default interest rates, prepayment penalties, demand clauses and loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the regulation—which prohibits lenders from a pattern or practice of making loans to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

        In addition to the FRB regulations, California enacted a new high-cost loan lending law in 2001, effective July 1, 2002, that curtails certain abusive practices. The new state bills (AB 344 and AB 489) apply to specific "covered loans" applied for on and after July 1, 2002 in amounts of $250,000 or less which meet either a "points and fees" test of 6 percentage points or an Annual Percentage Rate test of 8 percentage points, regardless of lien position. The California covered loan law imposes civil liability for violations on any person who arranges, negotiates or makes a covered loan. Lenders will also be liable for violations by mortgage brokers if the lender knew of and showed a "reckless disregard" for the violations. The following triggers coverage under the California high-cost loan law:

  •
  consumer loan secured by real property that the consumer uses or intends to use as a principal dwelling, improved by a one-to-four residential unit, with an original principal balance of $250,000 or less where:

  •
  the Annual Percentage Rate at closing exceeds the yield on comparable Treasury securities by more than 8 percent; or

  •
  the points and fees exceed 6 percent of the loan amount.

        There is no exclusion for purchase-money loans. The California high-cost loan law covers a broader range of possible loans than the FRB's HOEPA regulations but otherwise imposes a statutory scheme similar to the HOEPA regulations discussed above. The California law also prohibits "steering" consumers to less desirable credit terms, imposes a substantive cap of 6 percent on the amount of points and fees that can be financed by a covered loan and prohibits the financing of credit insurance premiums by a covered loan.

        We do not expect these rule changes and potential state action in this area to have a material impact on our financial condition or results of operation.

  Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, the Company and the Bank exceeded the required ratios for classification as "well capitalized."

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

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first quarter of 2004 at $0.0154 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

        On February 6, 2004, the federal banking agencies proposed amendments to the CRA regulations that would:

  •
  increase the definition of "small institution" from total assets of $250 million to $500 million, without regard to any holding company; and

  •
  take into account abusive lending practices by a bank or its affiliates in determining a bank's CRA rating.

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

  Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, we would be required to own capital stock in an FHLB in an amount equal to the greater of:

  •
  1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

  •
  5% of its FHLB advances or borrowings.

        A new capital plan of the FHLB-SF was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member to own stock in amount equal to the greater of:

  •
  a membership stock requirement with an initial cap of $25 million (100% of "membership asset value" as defined), or

  •
  an activity based stock requirement (based on percentage of outstanding advances).

        The new capital stock is redeemable on five years' written notice, subject to certain conditions.

        We do not believe that the initial implementation of the FHLB-SF new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, the bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.

  Federal Reserve System

        The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2003, the Bank was in compliance with these requirements.

Employees

        East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2003, the Bank had a total of 692 full-time employees and 38 part-time employees and the Agency had a total of 15 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

Available Information

        The Company also maintains an internet website at eastwestbank.com. The Company makes its website content available for information purposes only. It should not be relied upon for investment purposes.

        We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for its annual shareholder meetings, as well as any amendments to those reports, as soon as reasonably practicable after the Company files such reports with the Securities and Exchange Commission. The Company's SEC reports can be accessed through the investor information page of its website. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

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

        Failure to manage our growth may adversely affect our performance.    The Company's financial performance and profitability depends on our ability to manage our recent growth and possible future growth. In addition, any future acquisitions and our continued growth may present operating and other problems that could have an adverse effect on our financial condition and results of operations.

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

Executive Officers of the Registrant

        The following table sets forth the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age(1)	Position with Company or Bank
Dominic Ng	45	Chairman of the Board, President, and Chief Executive Officer of the Company and the Bank
Julia Gouw	44	Executive Vice President and Chief Financial Officer of the Company and the Bank
Douglas Krause	47	Executive Vice President, General Counsel, and Secretary of the Company and the Bank
Donald Chow	53	Executive Vice President and Director of Commercial Lending of the Bank
Kwok-Yin Cheng	51	Executive Vice President and Director of International Banking of the Bank
Michael Lai	53	Executive Vice President, Northern California
William Lewis	60	Executive Vice President and Chief Credit Officer of the Bank
Robert Bulseco	58	Executive Vice President
Wellington Chen	44	Executive Vice President and Director of Corporate Banking Division

(1)
As of February 29, 2004

        Dominic Ng has served as a director of the Bank since 1991, as President and Chief Executive Officer of the Bank since 1992, and was elected Chairman of the Board in 1998. Mr. Ng has held the same positions with the Company since its formation. Prior to joining the Bank, he was President and CEO of Seyen Investment Inc. He also spent over a decade as a CPA at Deloitte & Touche LLP. Mr. Ng serves on the Board of ESS Technology, Inc. and of PacifiCare Health Systems, Inc. He also serves on the boards of the California Bankers' Association and the Anderson School at UCLA.

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

        Kwok-Yin Cheng serves as Executive Vice President and Director of International Banking of the Bank. Prior to joining the Bank in June 1999, Mr. Cheng was the general manager of the Pacific Rim Business Division at Union Bank of California. Mr. Cheng has over 25 years of experience in international banking, including 13 years at Wells Fargo Bank, 2 years at First Interstate Bank and 6 years at Mitsui Manufacturing Bank. He currently serves as director of the Los Angeles-Long Beach World Trade Center Association, where he will assume a one-year chairmanship commencing in April 2004, and the National Association of Chinese American Bankers. He also serves as an executive director and chairperson of the Los Angeles Economic Development Corporation.

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

        Wellington Chen joined the Bank in December 2003 as Executive Vice President and Director of the newly formed Corporate Banking Division. Prior to joining the Bank, Mr. Chen was Senior Executive Vice President of Far East National Bank heading up their Commercial Banking and Consumer Banking groups. He also served as a member of their Board of Directors. Mr. Chen began his career with Far East in 1986 where he held a variety of branch and credit management positions. Prior to that, Mr. Chen was employed for 3 years with Security Pacific National Bank where he completed the management training program and served as an asset-based lending auditor.

ITEM 2. PROPERTIES

        The Company currently neither owns nor leases any real or personal property. The Company uses the premises, equipment, and furniture of the Bank. The Agency also currently conducts its operations in one of the administrative offices of the Bank. The Company is currently reimbursing the Bank for the Agency's use of this facility.

        The Bank owns the land and buildings at 9 of its 39 retail branch offices and all of its administrative locations, with the exception of the space occupied by the Mortgage Division and the Northern California administrative office. These two locations, along with the remaining banking offices, are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $4.1 million, with lease expiration dates ranging from 2004 to 2013, exclusive of renewal options.

        At December 31, 2003, the Bank's investment in premises and equipment, net of accumulated depreciation and amortization, totaled $25.0 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2003, was $10.3 million. The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

        East West Bancorp, Inc. commenced trading on the Nasdaq National Market on February 8, 1999 under the symbol "EWBC." The following table sets forth the range of sales prices for the Company's common stock for each of the quarters in the two years ended December 31, 2003:

	Years Ended December 31,
	2003		2002
	High	Low	High	Low
First quarter	$38.47	$29.25	$29.70	$24.85
Second quarter	37.50	30.44	38.00	28.95
Third quarter	45.58	34.48	38.06	30.26
Fourth quarter	55.02	42.61	37.00	28.00

        The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the periods indicated. The closing price of our common stock on February 27, 2004 was $53.15 per share, as reported by the Nasdaq National Market.

  Holders

        As of February 26, 2004, there were 1,072 holders of record of the Company's common stock.

  Dividends

        We declared and paid cash dividends of $0.10 and $0.0675 per share during each of the four quarters of 2003 and 2002, respectively. We declared a dividend of $0.10 per share in the first quarter of 2004. Refer to "Item 1. BUSINESS—Regulation and Supervision—Restrictions on Transfer of Funds to the Company by the Bank" for information regarding dividend payment restrictions.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

	2003	2002	2001	2000	1999
	(In Thousands, Except Per Share Data)
Summary of Operations:
Interest and dividend income	$178,543	$167,288	$183,695	$186,594	$148,732
Interest expense	35,232	48,979	83,348	96,593	76,142

Net interest income	143,311	118,309	100,347	90,001	72,590
Provision for loan losses	8,800	10,200	6,217	4,400	5,439

Net interest income after provision for loan losses	134,511	108,109	94,130	85,601	67,151
Noninterest income	32,779	24,387	20,594	14,454	13,988
Noninterest expense	77,630	63,680	62,124	49,960	39,509

Income before provision for income taxes	89,660	68,816	52,600	50,095	41,630
Provision for income taxes	30,668	20,115	13,730	14,628	13,603

Income before cumulative effect of change in accounting principle	58,992	48,701	38,870	35,467	28,027

Cumulative effect of change in accounting principle, net of tax	—	788	(87)	—	—

Net income	$58,992	$49,489	$38,783	$35,467	$28,027

Basic earnings per share	$2.45	$2.10	$1.68	$1.58	$1.23
Diluted earnings per share	$2.38	$2.01	$1.61	$1.53	$1.22
Dividends per share	$0.40	$0.27	$0.12	$0.12	$0.12
Average number of shares outstanding, basic	24,056	23,596	23,033	22,448	22,757
Average number of shares outstanding, diluted	24,743	24,630	24,054	23,168	22,895
At Year End:
Total assets	$4,055,433	$3,321,489	$2,825,303	$2,485,971	$2,152,630
Loans receivable, net	3,234,133	2,313,199	2,132,838	1,789,988	1,486,641
Investment securities	445,736	531,607	323,099	488,290	496,426
Deposits	3,312,667	2,926,352	2,417,974	1,948,562	1,500,529
Federal Home Loan Bank advances	281,300	34,000	104,000	268,000	482,000
Stockholders' equity	361,983	302,117	244,415	186,149	150,080
Shares outstanding	24,429	23,882	23,376	22,661	22,423
Book value per share	$14.82	$12.65	$10.46	$8.21	$6.69
Financial Ratios:
Return on average assets	1.64%	1.63%	1.47%	1.51%	1.35%
Return on average equity	18.12	18.29	17.73	21.57	18.96
Dividend payout ratio	16.31	12.87	7.13	7.60	9.74
Average stockholders' equity to average assets	9.04	8.92	8.26	7.02	7.12
Net interest margin	4.26	4.14	4.02	4.06	3.66
Efficiency ratio(1)	39.16	40.07	45.22	40.91	40.56
Asset Quality Ratios:
Net chargeoffs to average loans	0.06%	0.11%	0.21%	0.22%	0.17%
Nonperforming assets to year end total assets	0.16	0.37	0.20	0.30	0.75
Allowance for loan losses to year end total gross loans	1.20	1.50	1.28	1.31	1.38

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

  Investment Securities

        The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements. Under SFAS No. 115, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders' equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to its investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. We did not have any impaired investment securities during 2003.

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

  Loan Sales

        We routinely sell, and occasionally securitize, residential mortgage loans. We generally retain the right to service these loans and we may retain residual and other interests, which are considered retained interests in the sold or securitized loans. The gain on sale recorded on these loans depends, in part, on our allocation of the previous carrying amount of the loans to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the loans sold and the interests retained. The fair values of retained interests are estimated based upon the present value of the associated expected future cash flows taking into consideration future prepayment rates, discount rates, expected credit losses, and other factors that impact the value of the retained interests.

        We may also record mortgage-servicing assets ("MSA") when the benefits of servicing are expected to be more than adequate compensation to a servicer. The Company determines whether the benefits of servicing are expected to be more than adequate compensation to a servicer by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates are also used in determining the value of the MSAs. Mortgage-servicing assets are discussed in more detail in Note 1 to the consolidated financial statements.

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

Overview

        During 2003, we generated our seventh consecutive year of record earnings totaling $59.0 million, or $2.38 on a per diluted share basis, compared to the $49.5 million, or $2.01 per diluted share, earned during 2002. Strong loan growth, higher net interest margins, robust fee income growth, continued operating efficiencies and solid asset quality contributed to our earnings performance in 2003. The return on average assets in 2003 was 1.64%, compared with 1.63% in 2002. The return on average equity decreased to 18.12% in 2003, compared to 18.29% during 2002. Management expects net income per diluted common share for 2004 to be in the range of approximately 16% to 17% higher than the net income per diluted common share for 2003 based on a stable interest rate environment and efficiency ratio, projected loan growth of 18% to 20% and deposit growth of approximately 15% to 18%.

        One of the major highlights of 2003 was the opening of our first overseas office in Beijing, China in January 2003. The Beijing representative office was focused primarily on generating letters of credit business through correspondent banking relationships. Despite a slow start as a result of the SARS outbreak during the early part of the year, the Beijing office made a notable contribution to the growth in letters of credit fees and commissions, which grew 26% during 2003 in comparison to 2002.

        Total noninterest income increased 34% to $32.8 million during 2003, compared to the $24.4 million earned during 2003. In addition to the increase in letters of credit fees and commissions, other contributors to noninterest income growth during 2003 include increases in income from secondary marketing activities of 140% predominantly due to the historically low interest rate environment, ancillary loan fees of 28% and branch-related fee income of 17%. Gains on sales of available-for-sale securities also contributed to this growth during 2003. We anticipate noninterest income to remain stable during 2004 based on an expected decline in secondary marketing income resulting from more normalized residential mortgage activities, offset by growth in loan and deposit fees and increased trade finance activities.

        Another major highlight during the year was the completion of the Pacific Business Bank acquisition in March 2003 for an aggregate cash price of $25.0 million. The transaction was accounted for under the purchase method. Pacific Business Bank had total assets, loans, and deposits of $155.4 million, $110.1 million, and $134.9 million, respectively, at the date of acquisition. The acquisition resulted in total goodwill of $9.7 million and core deposit premiums amounting to $2.1 million. The successful integration of their operations into our infrastructure shortly after the closing of the transaction allowed us to bring expanded lending and deposit capacity and products to their existing and new customer base.

        As a result of our continued expansion during 2003, as highlighted above, total noninterest expense increased 22% to $77.6 million in 2003, compared with $63.7 million for the prior year. In addition to the opening of the Beijing office and the acquisition of Pacific Business Bank, we also opened two new Ranch 99 in-store locations in Milpitas and Van Nuys, California and added a new administration location during the year. Further, we also hired additional relationship and operational personnel to enhance and support the growth in our loans and deposits, with a significant portion of the new hires occurring during the last quarter of the year. All of these factors, among others, contributed to the increase in noninterest expense during 2003. Despite the increase in overall expenses, however, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income (excluding the amortization of intangibles), decreased to 39% during 2003, compared to 40% during 2002. We believe this to be a reflection of our ability to efficiently utilize our resources and operating platform to support our continuing growth. We anticipate noninterest expenses for 2004 to increase in the range of 17% to 19%, due to the additional staffing and the general growth of the Bank. We also expect our efficiency ratio for 2004 to remain in the 38% to 40% range.

        Total consolidated assets at December 31, 2003 increased 22% to $4.06 billion, compared with $3.32 billion at December 31, 2002. A 40% growth in loans was the primary driver of this increase. Excluding the impact of the Pacific Business Bank acquisition, organic loan growth was 35% during 2003. We attribute overall loan growth to the expansion of relationships throughout California, the addition of seasoned and skilled banking professionals, the attractiveness of a number of selected loan programs and increased loan origination volume from our branch network. Our estimated loan growth of 18% to 20% in 2004 reflects the core rate of growth in the Bank's lending markets, the addition of new client relationships, and the utilization of additional lending programs and products.

        Total average assets increased 19% to $3.60 billion in 2003, compared to $3.03 billion in 2002, primarily due to growth in average loans and, to a much lesser extent, growth in average investment securities. Total average loans grew to $2.75 billion during 2003, an increase of 19% over the prior year.

Year-over-year average loan growth was driven primarily by increases in residential multifamily and commercial real estate loans. Total average deposits rose 17% during 2003 to $3.06 billion, compared to $2.62 billion in 2002. All deposit categories experienced double-digit gains during 2003, with the most significant contributions coming from noninterest-bearing demand deposits and money market accounts. The growth in core deposits can be attributed to the number and size of commercial relationships, as well as programs and products in the retail branches that better align with the needs of both smaller businesses and retail customers.

        Partly because of our continued focus on core deposit growth, combined with the significant growth in the loan portfolio, we were able to increase our net interest margin to 4.26% during 2003, compared to 4.14% during 2002, despite the historically low interest rate environment which proved to be very challenging for many banks during 2003. The average cost of deposits during 2003 fell to 0.98%, compared to 1.66% during 2002. We believe that the cost for all deposit categories has reached a natural floor. A retail time deposit program that we recently initiated could increase time deposits as a percentage of overall deposits and result in a slight increase in our cost of deposits for 2004. We anticipate a net interest margin for 2004, assuming a stable interest rate environment, to be in the range of 4.30% to 4.45%, primarily as a result of earning assets growth.

        Total nonperforming assets amounted to $6.6 million, or 0.16% of total assets at December 31, 2003, compared with $12.2 million, or 0.37%, at December 31, 2002. The significant reduction in nonperforming assets resulted primarily from the resolution of certain multifamily and commercial business loans during 2003, as well as the payoff of several restructured loans. The allowance for loan losses totaled $39.2 million at December 31, 2003, or 1.20% of outstanding total loans. Net loan chargeoffs totaled $1.5 million, or 0.06% of average loans, during 2003, compared with $2.5 million, or 0.11% of average loans, during 2002. We anticipate our overall asset quality to remain sound throughout 2004. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below 0.35% of average loans in 2004.

        We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.7%, a total risk-based capital ratio of 10.9%, and a Tier 1 leverage ratio of 9.1% at December 31, 2003. We raised $10.0 million in additional regulatory capital in December 2003 through the issuance of trust preferred securities in a pooled trust preferred offering. Trust preferred securities qualify as Tier 1 capital for regulatory purposes. On March 1, 2004, we completed a private placement of common stock with two institutional investors amounting to approximately $30 million. We intend to use the net proceeds from the placement for general corporate purposes, including support for the continued growth of the Bank.

Results of Operations

        Consolidated net income for 2003 totaled $59.0 million, compared with $49.5 million for 2002 and $38.8 million for 2001, representing an increase of 19% for 2003 and 28% for 2002. On a per diluted share basis, net income was $2.38, $2.01 and $1.61 for 2003, 2002 and 2001, respectively. During 2003, the increase in net earnings is primarily attributable to higher net interest income, noninterest-related revenues and a lower provision for loan losses, partially offset by higher operating expenses and provision for income taxes. Earnings in 2002 improved over 2001 primarily due to higher net interest income and higher noninterest-related revenues, partially offset by higher provision for loan losses, operating expenses and provision for income taxes.

        Our return on average total assets increased to 1.64% in 2003, compared to 1.63% in 2002 and 1.47% in 2001, while the return on average stockholders' equity declined to 18.12% in 2003, compared with 18.29% in 2002 and 17.73% in 2001. The lower return on average stockholders' equity in 2003, in comparison to the prior year, was due primarily to a higher level stockholders' equity from increased retained earnings and additional issuances of shares pursuant to the employee stock purchase plan as well as stock option and warrant exercises.

  Components of Net Income

	2003	2002	2001
	(In millions)
Net interest income	$143.3	$118.3	$100.3
Provision for loan losses	(8.8)	(10.2)	(6.2)
Noninterest income	32.8	24.4	20.6
Noninterest expense	(77.6)	(63.7)	(62.1)
Provision for income taxes	(30.7)	(20.1)	(13.7)
Cumulative effect of change in accounting principle	—	0.8	(0.1)

Net income	$59.0	$49.5	$38.8

Return on average total assets	1.64%	1.63%	1.47%

Return on average stockholders' equity	18.12%	18.29%	17.73%

Net Interest Income

        Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income in 2003 totaled $143.3 million, a 21% increase over net interest income of $118.3 million in 2002.

        Total interest and dividend income during 2003 increased 7% to $178.5 million compared with $167.3 million during 2002 primarily due to an 18% growth in average earning assets, partially offset by lower yields on all categories of earning assets. Growth in average loans and investment securities accounted primarily for the growth in average earning assets in 2003. The net growth in average earning assets was funded primarily by increases in noninterest-bearing demand deposits, all categories of interest-bearing deposits and FHLB advances.

        Total interest expense during 2003 decreased 28% to $35.2 million compared with $49.0 million a year ago. The decrease in interest expense is primarily attributable to lower rates paid on all categories of interest-bearing liabilities. A lower volume of time deposits further contributed to the decrease in interest expense during 2003.

        Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 12 basis points to 4.26% in 2003, compared with 4.14% in 2002. The overall yield on earning assets decreased 55 basis points to 5.31% in 2003, compared to 5.86% in 2002. The decrease in overall yields during 2003 is primarily due to Fed interest rate cuts, 50 basis points during the fourth quarter of 2002 compounded by a 25 basis point rate cut which took effect at the beginning of the third quarter of 2003. Similarly, our overall cost of funds in 2003 decreased 79 basis points to 1.45% in response to the declining interest rate environment, compared to 2.24% for 2002. The continued downward repricing of our time deposit portfolio accounted for the majority of the reduction in our cost of funds during 2003. We also continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 46% to $796.8 million during 2003, compared with $546.3 million during 2002. During 2003, noninterest-bearing demand deposits accounted for 26% of average total deposits, compared to only 21% during 2002.

        Comparing 2002 to 2001, our net interest margin increased 12 basis points to 4.14% in 2002, compared to 4.02% in 2001. Similar to 2003, the 183 basis point reduction in our overall cost of funds during 2002 exceeded the 151 basis point decrease in the overall yield on earning assets for the same period. The reduction in our cost of funds and yield on earning assets can be directly attributed to the carryover effects of several interest rate cuts since the beginning of 2001. Furthermore, a 56% increase in noninterest-bearing demand deposits during 2002, compared to 2001, also contributed to the increase in the net interest margin during 2002.

        The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$139,985	$1,830	1.31%	$156,739	$2,806	1.79%	$77,820	$3,158	4.06%
Investment securities(1)(2)(3)	457,234	16,309	3.57%	379,668	13,916	3.67%	429,790	23,410	5.45%
Loans receivable(1)(4)	2,754,620	159,910	5.81%	2,309,909	150,053	6.50%	1,974,857	156,477	7.92%
FHLB stock	11,025	494	4.48%	9,110	513	5.63%	10,861	650	5.98%

Total interest-earning assets	3,362,864	178,543	5.31%	2,855,426	167,288	5.86%	2,493,328	183,695	7.37%

Noninterest-earning assets:
Cash and due from banks	80,643			66,081			55,280
Allowance for loan losses	(39,135)			(31,579)			(25,971)
Other assets	196,093			144,138			124,288

Total assets	$3,600,465			$3,034,066			$2,646,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$267,981	$776	0.29%	$212,281	$1,409	0.66%	$159,679	$1,968	1.23%
Money market accounts	224,951	1,710	0.76%	163,789	2,237	1.37%	170,090	4,848	2.85%
Savings deposits	290,251	362	0.12%	241,894	930	0.38%	213,098	2,442	1.15%
Time deposits	1,476,099	27,098	1.84%	1,453,295	38,999	2.68%	1,352,342	64,688	4.78%
Short-term borrowings	3,044	47	1.54%	3,393	76	2.24%	20,096	1,056	5.25%
FHLB advances	146,822	2,959	2.02%	87,040	3,064	3.52%	109,630	6,076	5.54%
Junior subordinated debt	21,161	2,280	10.77%	20,750	2,264	10.91%	20,750	2,270	10.94%

Total interest-bearing liabilities	2,430,309	35,232	1.45%	2,182,442	48,979	2.24%	2,045,685	83,348	4.07%

Noninterest-bearing liabilities:
Demand deposits	796,800			546,332			349,330
Other liabilities	47,711			34,666			33,165
Stockholders' equity	325,645			270,626			218,745

Total liabilities and stockholders' equity	$3,600,465			$3,034,066			$2,646,925

Interest rate spread			3.86%			3.62%			3.30%

Net interest income and net interest margin		$143,311	4.26%		$118,309	4.14%		$100,347	4.02%

(1)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $1.9 million, $1.7 million and $83 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. Also includes the amortization of deferred loan fees totaling $1.2 million, $1.5 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

	Year Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume(1)	Rates(1)		Volume(1)	Rates(1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$(976)	$(277)	$(699)	$(352)	$2,049	$(2,401)
Investment securities	2,393	2,776	(383)	(9,494)	(2,495)	(6,999)
Loans receivable, net	9,857	26,910	(17,053)	(6,424)	24,228	(30,652)
FHLB stock	(19)	97	(116)	(137)	(100)	(37)

Total interest and dividend income	$11,255	$29,506	$(18,251)	$(16,407)	$23,682	$(40,089)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(633)	$304	$(937)	$(559)	$524	$(1,083)
Money market accounts	(527)	666	(1,193)	(2,611)	(173)	(2,438)
Savings deposits	(568)	157	(725)	(1,512)	293	(1,805)
Time deposits	(11,901)	603	(12,504)	(25,689)	4,521	(30,210)
Short-term borrowings	(29)	(7)	(22)	(980)	(580)	(400)
FHLB advances	(105)	1,550	(1,655)	(3,012)	(1,087)	(1,925)
Junior subordinated debt	16	45	(29)	(6)	—	(6)

Total interest expense	$(13,747)	$3,318	$(17,065)	$(34,369)	$3,498	$(37,867)

CHANGE IN NET INTEREST INCOME	$25,002	$26,188	$(1,186)	$17,962	$20,184	$(2,222)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

        The provision for loan losses amounted to $8.8 million for 2003 compared to $10.2 million for 2002 and $6.2 million for 2001. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

  Components of Noninterest Income

	2003	2002	2001
	(In millions)
Branch fees	$7.23	$6.19	$5.35
Ancillary loan fees	4.18	3.25	2.56
Letters of credit fees and commissions	7.12	5.64	4.32
Net gain on sales of loans	0.40	1.52	0.91
Net gain on sales of securities available-for-sale	1.95	0.01	2.05
Net gain on trading securities	—	—	0.41
Net (loss) gain on disposal of fixed assets	(0.17)	0.04	0.15
Income from secondary market activities	5.66	2.36	0.75
Amortization of negative intangibles	—	—	0.26
Income from life insurance policies	3.29	1.94	1.29
Other	3.12	3.44	2.54

Total	$32.78	$24.39	$20.59

        Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and investment securities available-for-sale, net gains on trading securities, disposals of fixed assets, income from secondary market activities, and other miscellaneous noninterest-related revenues.

        Noninterest income increased 34% to $32.8 million during 2003 from $24.4 million in the prior year due to higher branch service-related fees, higher ancillary loan fees, higher letters of credit fees and commissions, higher net gains on sales of investments available-for-sale, higher income from secondary market activities and other miscellaneous income. Partially offsetting these increases to noninterest income during 2003 was the reduction in net gain on sales of loans and disposal of fixed assets. Net gain on sales of loans totaled $401 thousand in 2003, compared to $1.5 million in 2002. During 2003, we recorded a net loss from the disposal of fixed assets totaling $167 thousand, compared to a net gain of $43 thousand during 2002.

        Branch fees, which represent revenues derived from branch operations, amounted to $7.2 million in 2003, a 17% increase from the $6.2 million earned in 2002. The increase in branch fees is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts, increased fee-based income from checking accounts, and higher revenues from wire transfer transactions due to increased volume and the introduction of a new wire remittance product during the fourth quarter of 2002.

        Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting. Ancillary loan fees increased 28% to $4.2 million in 2003, compared to $3.3 million in 2002, primarily attributable to the increase in residential single family, multifamily, and commercial real estate loan originations. A significant portion of loan originations during 2003, particularly in residential single family mortgages, represent refinances of existing loans. The sustained lower interest rate environment continued to be a catalyst for refinance activity during 2003.

        Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 26% to $7.1 million in 2003, from $5.6 million in 2002. The increase in letters of credit fees and commissions is due to a 25% increase in the volume of trade finance transactions during 2003 as well as higher maintenance fees related to additional issuances of standby letters of credit during 2003.

        Net gain on sales of investment securities available-for-sale totaled $2.0 million in 2003, compared to $13 thousand in 2002. During 2003, we sold available-for-sale securities with a net carrying value of $74.9 million compared to only $707 thousand in investment securities sold during 2002. Sales of available-for-sale securities during 2003 provided additional liquidity to sustain the increase in loan production activity during the year, and served to replace the lower yields on investment securities with higher yields on loans.

        Income from secondary market activities increased 140% to $5.7 million in 2003, compared to $2.4 million in 2002. Our secondary market activities continue to be driven by the current interest rate environment which favors the origination of fixed-rate mortgages over adjustable-rate mortgages. We anticipate our secondary market activities to decrease in a rising interest rate environment.

        Income earned on life insurance policies increased 69% to $3.3 million in 2003, compared to $1.9 million in 2002. The increase is due to new life insurance policies purchased by the Company during 2003 as well as the full-year impact of $28.6 million in new insurance contracts purchased during September 2002 to fund the Supplemental Executive Retirement Plan ("SERP") adopted by the Company in 2002. The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefit obligations to certain executive officers designated by the Board of Directors. At December 31, 2003, the aggregate cash surrender value of the Company's life insurance policies amounted to $64.8 million compared to $57.8 million at December 31, 2002.

        Other noninterest income, which includes insurance commissions and insurance-related service fees, branch rental income, and income from operating leases decreased 9% to $3.1 million in 2003, from $3.4 million in 2002. The decrease in other noninterest income is primarily due a reduction in revenues from leased equipment totaling $681 thousand in 2003, compared to $1.0 million recorded in 2002. These revenues represent income from equipment leased to third parties in connection with operating leases entered into by the Company. Operating leases, net of accumulated depreciation, totaled $589 thousand and $1.3 million at December 31, 2003 and 2002, respectively. Revenues generated from insurance commissions and insurance-related services fees remained at $1.5 million during 2002 and 2003.

        Comparing 2002 to 2001, noninterest income increased 18% to $24.4 million. Contributing to the increase in noninterest income in 2002 were the following: (1) an increase in branch service-related fee income of $833 thousand, or 16%, stemming from continued growth in revenues from analysis charges on commercial deposit accounts, increased commissions from sales of mutual funds and annuities, and higher revenues from wire transfer transactions due to increased volume; (2) an increase in ancillary loan fees of $691 thousand, or 27%, due primarily to a significant increase in residential mortgage originations during 2002; (3) an increase in letters of credit fees and commissions of $1.3 million, or 30%, attributable to higher maintenance fees related to additional issuances of standby letters of credit during 2002; (4) an increase in net gain on sales of loans amounting to $611 thousand, or 68%; (5) an increase in revenues from secondary market activities of $1.6 million, or 214%, prompted by the low interest rate environment in 2002; (6) an increase in income earned on officer life insurance policies of $648 thousand, or 50%, attributed primarily to additional purchases of life insurance contracts used to fund the SERP adopted by the Company during 2002; and (7) an increase in other noninterest income of $892 thousand, or 35%, attributable primarily to insurance related fees and commissions and income from operating leases. Partially offsetting these increases was the absence of amortization of negative intangibles during 2002 due to the adoption of SFAS No. 142. Moreover, there were no trading securities gains recognized during 2002 compared to $413 thousand in such gains recorded in 2001.

Noninterest Expense

  Components of Noninterest Expense

	2003	2002	2001
	(In millions)
Compensation and other employee benefits	$31.84	$25.33	$24.75
Net occupancy	10.31	9.40	9.19
Amortization of affordable housing investments	6.68	4.70	3.78
Amortization of positive intangibles	1.99	1.81	3.77
Data processing	1.87	1.71	1.78
Deposit insurance premiums and regulatory assessments	0.72	0.62	0.55
Deposit-related expenses	3.89	3.29	2.98
Other	20.33	16.82	15.32

Total	$77.63	$63.68	$62.12

Efficiency Ratio(1)	39%	40%	45%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

        Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 22% to $77.6 million during 2003, compared to $63.7 million during 2002.

        Compensation and employee benefits increased 26% to $31.8 million in 2003, compared to $25.3 million in 2002, due primarily to increased staffing levels related to the opening of six 99 Ranch Market in-store branches, four of which were opened during 2002 and another two locations opened during 2003. Additionally, compensation expense related to the acquisition of PBB in mid-March 2003 as well as the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense during 2003. We anticipate a notable increase in compensation and employee benefits during 2004 due to the addition of several relationship and operational personnel hired during the last quarter of 2003 to enhance and support the growth in our loan and deposit portfolio.

        Occupancy expenses increased 10% to $10.3 million during 2003, compared with $9.4 million during 2002. The increase in occupancy expenses can be attributed to additional rent expense associated with the new 99 Ranch Market in-store locations as well as the four branches acquired from PBB, compounded by the impact of normal rent adjustments in existing leases.

        The amortization of investments in affordable housing partnerships increased 42% to $6.7 million in 2003, from $4.7 million in 2002. The increase in amortization expense reflects the $11.7 million in additional affordable housing investment purchases made since year-end 2002. Total investments in affordable housing partnerships amounted to $28.8 million as of December 31, 2003, compared to $23.8 million as of December 31, 2002.

        The amortization of positive intangibles increased 10% to $2.0 million during 2003, compared with $1.8 million in 2002. The increase in amortization expense is primarily due to additional deposit premiums recorded during the first quarter of 2003 in connection with the acquisition of PBB. Premiums on acquired deposits are amortized straightline over a period of 7 to 10 years.

        Deposit insurance premiums and regulatory assessments increased 16% to $722 thousand in 2003, compared with $621 thousand in 2002. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") average assessment rate to 1.61 basis points during 2003, compared with 1.75 basis points during 2002, deposit insurance premiums increased during 2003 as a result of the significant growth in the Bank's assessable deposit base.

        Deposit-related expenses increased 18% to $3.9 million during 2003, compared with $3.3 million during 2002. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts during 2003.

        Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, legal and other professional fees, and charitable contributions. Other operating expenses increased 21% to $20.3 million in 2003, compared with $16.8 million in 2002. The increase in other operating expenses is due primarily to our continued organic expansion through the 99 Ranch Market in-store branches and our new Beijing representative office as well as through our acquisition of PBB.

        Comparing 2002 to 2001, noninterest expense slightly increased $1.6 million, or 3%, to $63.7 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $577 thousand, or 2%, primarily due to the opening of four 99 Ranch Market in-store branches as well as an increase in performance-based bonus accruals; (2) an increase in occupancy expenses of $215 thousand, or 2%, primarily reflecting adjusted monthly lease payments for a location to coincide with current market terms as well as increased occupancy expense related to the opening of four in-store branch locations; (3) an increase in amortization of real estate investments of $916 thousand, or 24%, reflecting $7.5 million in additional affordable housing investment purchases made since year-end 2001; (4) an increase in deposit insurance premiums and regulatory assessments of $69 thousand, or 13%, due primarily to the significant growth in the Bank's assessable deposit base; (5) an increase in deposit-related expenses of $312 thousand, or 10%, attributable to the growth in commercial deposit accounts; and (6) an increase in other operating expenses of $1.5 million, or 10%, due primarily to our continued organic growth. Partially offsetting these increases in noninterest expense during 2002, as compared to 2001, was a decrease of $2.0 million, or 52%, in amortization expense of positive intangibles due primarily to the absence of amortization expense related to positive goodwill as a consequence of adopting SFAS No. 142 effective January 1, 2002.

        The Company's efficiency ratio decreased to 39% in 2003, compared to 40% in 2002. Despite our continued expansion and growth, we have managed to capitalize on operational efficiencies from infrastructure investments made in the past few years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

        The provision for income taxes increased 52% to $30.7 million in 2003, compared with $20.1 million in 2002. The increase in the provision for income taxes is primarily attributable to a 30% increase in pretax earnings during 2003 and the absence of state tax benefits previously realized through the East West Securities Company, Inc. (the "Fund"), a regulated investment company ("RIC") formed and funded in July 2000. The Fund was dissolved on December 30, 2002 and we have received notification from the Securities and Exchange Commission that the Fund has been officially deregistered. The realization of state tax benefits through this regulated investment company ceased effective December 30, 2002. The provision for income taxes in 2003 also reflects the utilization of affordable housing tax credits totaling $4.9 million, compared to $5.3 million utilized in 2002. The 2003 provision reflects an effective tax rate of 34.2%, compared with 29.2% for 2002. The increase in the effective tax rate during 2003 reflects the decrease in state tax benefits realized during 2003, in comparison to 2002.

        Comparing 2002 to 2001, the provision for income taxes increased 47% to $20.1 million in 2002, compared with $13.7 million in 2001. The income tax provisions for 2002 and 2001 reflect state tax benefits achieved through East West Securities Company, Inc. The 2002 provision also reflects the utilization of affordable housing tax credits totaling $5.3 million, compared to $4.3 million utilized in 2001.

        On December 31, 2003, the California Franchise Tax Board (the "FTB") announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. As previously disclosed, the Fund was created for the principal purpose of raising capital for East West Bank in an efficient and economical manner. The Fund provided state tax benefits beginning in 2000 through the end of 2002, when it was officially dissolved. We did not have any tax benefits relating to the Fund in 2003. It is our opinion, based on the advice of counsel, that the tax benefits realized in previous years, totaling $8.4 million, were appropriate and fully defensible under the existing tax codes at that time. As such, we have not deemed it necessary at the present time to establish any reserves for such benefits. If, however, the FTB position were to be upheld, we would be obligated to repay these tax benefits, along with interest and penalties. We will continue to follow the latest developments with regards to this matter.

Balance Sheet Analysis

        Our total assets increased $733.9 million, or 22%, to $4.06 billion, as of December 31, 2003, relative to total assets at year-end 2002. The increase in total assets was due primarily to a $920.9 million growth in net loans receivable partially offset by a $153.7 million decrease in cash and cash equivalents and an $86.5 million decrease in investment securities available-for-sale. The increase in total assets was funded by increases of $386.3 million in deposits, $12.0 million in short-term borrowings and $247.3 million in FHLB advances.

Investment Securities Held for Trading

        Investment securities held for trading are typically investment grade securities which are generally held by the Bank for a period of seven days or less. There were no outstanding trading account securities at December 31, 2003 and 2002.

Investment Securities Available-for-Sale

        Income from investing activities provides a significant portion of our total income. We generally maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and corporate debt and equity securities. We currently classify our entire investment portfolio as available-for-sale, and accordingly, these securities are carried at their estimated fair values.

        Total investment securities available-for-sale decreased 16% to $445.1 million as of December 31, 2003. In addition to repayments, maturities and sales of investment securities, $140.6 million of U.S. government agency securities were called during 2003. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $78.9 million and $78.5 million, respectively, during 2003. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $213.7 million as well as funding a portion of loan originations made during 2003. We also added $4.0 million in investment securities available-for-sale to our existing portfolio through our acquisition of PBB in March 2003. We recorded net gains totaling $2.0 million and $13 thousand on sales of available-for-sale securities during 2003 and 2002, respectively. At

December 31, 2003, $356.2 million of investment securities available-for-sale was pledged as collateral for public funds on deposit.

        The following table sets forth the carrying values of investment securities available-for-sale at December 31, 2003, 2002 and 2001:

	At December 31,
	2003	2002	2001
	(In thousands)
Mutual funds	$—	$—	$10,714
U.S. Treasury securities	26,228	28,769	78,112
U.S. Government Agency securities	273,105	281,491	8,443
Mortgage-backed securities	67,761	159,410	191,331
Corporate securities	76,103	57,190	34,499
Residual interest in securitized loans	1,945	4,747	—

Total investment securities available-for-sale	$445,142	$531,607	$323,099

        The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available-for-sale portfolio at December 31, 2003:

	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$26,228	2.86%	$—	—%	$—	—%	$—	—%	$26,228	2.86%
U.S. Government Agency securities	119,123	3.61%	133,742	3.08%	20,240	4.63%	—	—%	273,105	3.43%
Mortgage-backed securities	—	—%	1	8.75%	4,112	5.82%	63,648	2.89%	67,761	3.07%
Corporate securities	46,053	3.80%	—	—%	—	—%	30,050	2.84%	76,103	3.42%
Residual interest on securitized loans	1,945	—%	—	—%	—	—%	—	—%	1,945	—%

Total	$193,349	3.52%	$133,743	3.08%	$24,352	4.83%	$93,698	2.87%	$445,142	3.33%

Loans

        We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential mortgage loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business loans which include trade finance products, and consumer loans. Net loans receivable increased $920.9 million, or 40% to $3.23 billion at December 31, 2003. The increase in loans during 2003 was funded primarily through the growth in deposits and FHLB advances, as well as through repayments and sales of investment securities available-for-sale.

        We experienced strong loan demand throughout 2003. All categories of loans contributed to the growth in the loan portfolio, with commercial real estate, multifamily, commercial business and trade finance loans making the most significant contributions. Excluding the $110.1 million of net loans acquired from PBB in the first quarter of 2003, organic net loan growth during 2003 amounted to $810.8 million, or 35%, compared to year-end 2002.

        The growth in loans, excluding loans acquired from PBB, is comprised of increases in single family residential mortgage loans of $37.3 million or 34%, multifamily loans of $170.9 million or 27%, commercial real estate loans of $506.7 million or 52%, commercial business loans of $37.4 million or 42%, trade finance products of $31.2 million or 35% and consumer loans, including home equity lines of credit, of $35.8 million or 37%. Approximately 10%, or $81.1 million, of the organic growth in loans can be attributed to whole loan purchases from various financial institutions. Whole loan purchases during 2003 were comprised of $2.0 million from single family, $66.1 million from multifamily loans and $12.9 million from commercial real estate loans. Partially offsetting the growth in the aforementioned loan categories were decreases in construction loans of $3.2 million or 2% and automobile loans of $2.2 million or 14%.

        The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$146,686	4.5%	$108,508	4.6%	$316,504	14.7%	$334,775	18.5%	$278,161	18.4%
Residential, multifamily	809,311	24.7%	628,303	26.8%	377,224	17.5%	323,469	17.8%	311,193	20.6%
Commercial and industrial real estate	1,558,594	47.6%	983,481	42.0%	868,989	40.2%	640,713	35.3%	518,074	34.4%
Construction	179,544	5.5%	176,221	7.5%	161,953	7.5%	118,241	6.5%	122,363	8.1%

Total real estate loans	2,694,135	82.3%	1,896,513	80.9%	1,724,670	79.9%	1,417,198	78.1%	1,229,791	81.5%

Other loans:
Business, commercial	431,942	13.2%	336,371	14.3%	363,331	16.8%	350,282	19.3%	248,865	16.5%
Automobile	13,696	0.4%	15,890	0.7%	13,714	0.6%	6,409	0.4%	5,284	0.4%
Other consumer	133,454	4.1%	97,034	4.1%	58,413	2.7%	40,547	2.2%	23,834	1.6%

Total other loans	579,092	17.7%	449,295	19.1%	435,458	20.1%	397,238	21.9%	277,983	18.5%

Total gross loans	3,273,227	100.0%	2,345,808	100.0%	2,160,128	100.0%	1,814,436	100.0%	1,507,774	100.0%

Unearned fees, premiums, and discounts, net	152		2,683		267		(600)		(289)
Allowance for loan losses	(39,246)		(35,292)		(27,557)		(23,848)		(20,844)

Loan receivable, net	$3,234,133		$2,313,199		$2,132,838		$1,789,988		$1,486,641

        Residential Mortgage Loans.    We offer first mortgage loans secured by one-to-four unit residential properties located in our primary lending area. At December 31, 2003, $146.7 million or 5% of the loan portfolio was secured by one-to-four family residential real estate mortgages, compared to $108.5 million or 5% at December 31, 2002. Residential single family loan origination activity continued to robustly benefit from low interest rates during 2003, resulting in a high volume of refinances during the year. Moreover, the low interest rate environment that prevailed throughout 2003 also continued to favor the origination of fixed-rate loans over adjustable-rate loans again providing an added boost to our secondary marketing activities. Substantially all new fixed-rate single family residential loans originated in 2003 were sold into the secondary market. We sold approximately $280.4 million in conforming and non-conforming residential single family loans through our secondary marketing efforts during 2003. In a rising interest rate environment, we anticipate a contraction in our secondary marketing activities.

        Multifamily and Commercial Real Estate Loans.    We continue to place emphasis in the origination of multifamily and commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily and commercial real estate loans accounted for $809.3 million or 25% and $1.56 billion or 48%, respectively, of our loan portfolio at December 31, 2003. At year-end 2002, multifamily and commercial real estate loans amounted to $628.3 million or 27% and $983.5 million or 42%, respectively.

        Construction Loans.    We offer loans to finance the construction of income-producing or owner-occupied buildings. At December 31, 2003, construction loans accounted for $179.5 million or 6% of our loan portfolio. This compares with $176.2 million or 8% of the loan portfolio at December 31, 2002. Total unfunded commitments related to construction loans increased 56% to $189.3 million at December 31, 2003, compared to $121.4 million at December 31, 2002.

        Commercial Business Loans.    We finance small and middle-market businesses in a wide spectrum of industries throughout California. We offer commercial loans for working capital, accounts receivable and inventory lines. At December 31, 2003, commercial business loans accounted for $311.1 million or 10% of our loan portfolio compared to $246.8 million or 11% at December 31, 2002. Total unfunded commitments related to commercial business loans increased 28% to $171.4 million at December 31, 2003, compared to $133.7 million at year-end 2002.

        We also offer a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Ex-Im financing to various exporters. These loans are guaranteed by the Export-Import Bank of the United States. At December 31, 2003, loans to finance international trade totaled $120.8 million or 4% of our loan portfolio. Of this amount, a significant portion represents loans made to borrowers on the import side of international trade. At December 31, 2003, such loans amounted to $107.4 million or 3% of our loan portfolio, compared with $86.8 million or 4% at December 31, 2002. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated. At December 31, 2003, total unfunded commitments related to trade finance loans increased 24% to $100.4 million, compared to $81.1 million at December 31, 2002.

        Affordable Housing.    We are engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which generally are eligible for federal low income housing tax credits. As of December 31, 2003, we had outstanding $326.9 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $284.6 million as of year-end 2002. Credit facilities for individual projects generally range in size from $1 million to $10 million. Proposed legislative changes in 2004 could potentially affect the feasibility and attractiveness of affordable housing projects which may curtail or reduce future issuances of standby letters of credit supporting these activities.

        Contractual Maturity of Loan Portfolio.    The following table presents the maturity schedule of our loan portfolio at December 31, 2003. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $5.3 million are included in the within one year category.

	Within One Year	After One but within Five Years	More than Five Years	Total
	(In thousands)
Residential, one to four units	$5,268	$17,164	$124,254	$146,686
Residential, multifamily	24,304	131,587	653,420	809,311
Commercial and industrial real estate	189,346	669,921	699,327	1,558,594
Construction	139,810	39,734	—	179,544
Business, commercial	304,563	93,467	33,912	431,942
Other consumer	17,162	13,697	116,291	147,150

Total	$680,453	$965,570	$1,627,204	$3,273,227

        As of December 31, 2003, outstanding loans scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

	Within One Year	After One but within Five Years	More than Five Years	Total
	(In thousands)
Total fixed rate	$115,699	$264,919	$141,948	$522,566
Total variable rate	2,327,653	415,647	2,050	2,745,350

Total	$2,443,352	$680,566	$143,998	$3,267,916

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

        Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.16% and 0.37% at December 31, 2003 and 2002, respectively. Nonaccrual loans totaled $5.3 million and $8.9 million at December 31, 2003 and 2002, respectively. Loans totaling $5.2 million were placed on nonaccrual status during 2003. These additions to nonaccrual loans were offset by $1.7 million in gross chargeoffs, $6.7 million in payoffs and principal paydowns and $328 thousand in loans that were brought current. Additions to nonaccrual loans during 2003 were comprised of $1.2 million in commercial real estate loans, $1.2 million in commercial business loans, and $2.8 million in trade finance loans.

        Loan past due 90 days or more but not on nonaccrual totaled $636 thousand at December 31, 2003. These are comprised of two trade finance loans that are fully insured by the Ex-Im Bank. There were no loans past due 90 days or more but not on nonaccrual at December 31, 2002.

        Restructured loans and loans that have had their original terms modified totaled $638 thousand at December 31, 2003, compared with $3.3 million at year-end 2002. The decrease in restructured loans is primarily due to principal paydowns and the payoff of two commercial real estate loans totaling

$2.0 million and one multifamily loan amounting to $610 thousand. There were no new restructured loans during 2003.

        Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had no OREO properties at December 31, 2003 and 2002.

        The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$5,311	$8,855	$3,658	$3,652	$10,933
Loans past due 90 days or more but not on nonaccrual	636	—	—	—	—

Total nonperforming loans	5,947	8,855	3,658	3,652	10,933

Restructured loans	638	3,304	2,119	2,972	4,700
Other real estate owned, net	—	—	—	801	577

Total nonperforming assets	$6,585	$12,159	$5,777	$7,425	$16,210

Total nonperforming assets to total assets	0.16%	0.37%	0.20%	0.30%	0.75%
Allowance for loan losses to nonperforming loans	659.93%	398.55%	753.34%	653.01%	190.65%
Nonperforming loans to total gross loans	0.18%	0.38%	0.17%	0.20%	0.73%

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

        At December 31, 2003, we classified $5.9 million of our loans as impaired, compared with $12.2 million at December 31, 2002. There were no specific reserves on impaired loans at December 31, 2003 and 2002. Our average recorded investment in impaired loans during 2003 and 2002 were $6.1 million and $13.1 million, respectively. During 2003 and 2002, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $317 thousand and $995 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $257 thousand and $783 thousand, respectively.

Allowance for Loan Losses

        We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2003, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

        The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the year. At December 31, 2003, the allowance for loan losses amounted to $39.2 million, or 1.20% of total loans, compared with $35.3 million, or 1.50% of total loans, at December 31, 2002. The $4.0 million increase in the allowance for loan losses at December 31, 2003, from year-end 2002, reflects $2.8 million in loss reserves acquired from PBB and $8.8 million in additional loss provisions reduced by $1.5 million in net chargeoffs during the year. Additionally, since September 30, 2003, we have reclassified approximately $6.1 million from the allowance for loan losses to other liabilities. This amount represents previously allocated loss allowances for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance and affordable housing activities.

        The provision for loan losses of $8.8 million recorded in 2003 represents a 28% decrease from the $10.2 million in loss provisions recorded during 2002. Net chargeoffs amounting to $1.5 million represent 0.06% of average loans outstanding during 2003. This compares to net chargeoffs of $2.5 million, or 0.11% of average loans outstanding, during 2002. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 40% during 2003, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business and construction loans.

        The following table summarizes activity in the allowance for loan losses for the periods indicated:

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance balance, beginning of year	$35,292	$27,557	$23,848	$20,844	$16,506
Allowance from acquisition	2,821	—	1,550	2,256	1,150
Allowance for off-balance sheet credit exposures	(6,129)	—	—	—	—
Provision for loan losses	8,800	10,200	6,217	4,400	5,439
Charge-offs:
1-4 family residential real estate	—	—	—	46	26
Multifamily real estate	—	—	—	—	44
Commercial and industrial real estate	—	—	—	3	—
Business, commercial	2,565	3,423	5,920	4,511	2,786
Automobile	190	113	8	32	19
Other	22	4	—	—	2

Total chargeoffs	2,777	3,540	5,928	4,592	2,877

Recoveries:
1-4 family residential real estate	40	40	77	227	17
Multifamily real estate	197	522	1,296	9	207
Commercial and industrial real estate	264	130	60	7	29
Business, commercial	697	324	435	660	358
Automobile	41	58	2	34	14
Other	—	1	—	3	1

Total recoveries	1,239	1,075	1,870	940	626

Net chargeoffs	1,538	2,465	4,058	3,652	2,251

Allowance balance, end of year	$39,246	$35,292	$27,557	$23,848	$20,844

Average loans outstanding	$2,754,620	$2,309,909	$1,974,857	$1,670,981	$1,306,306

Total gross loans outstanding, end of year	$3,273,227	$2,345,808	$2,160,128	$1,814,436	$1,507,774

Net chargeoffs to average loans	0.06%	0.11%	0.21%	0.22%	0.17%
Allowance for loan losses to total gross loans at end of year	1.20%	1.50%	1.28%	1.31%	1.38%

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

        The classification migration model looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. For each quarter during the period analyzed, each loan pool, except for consumer loans which are analyzed as a homogeneous pool, is further segregated into various risk-rating categories based on current internal asset classifications. The internal asset classification categories we utilize are "pass," "watch I," "watch II," "special mention," "substandard," "doubtful" and "loss." The risk-rating categories are then evaluated through the present to determine the amount and timing of losses that are probable of occurring. In performing our quarterly migration analysis, we analyze net losses, or gross loan chargeoffs reduced by loan recoveries, for each quarter during the preceding five years to create a series of loss ratios. The numerators of these ratios are the net losses during the quarter in which the applicable losses and recoveries occurred and the denominators are the outstanding balances of each risk-rating category at each quarter-end. These ratios determine the historical loss rates to be applied to each risk-rating category in the current period. The loss factors represent the probability of a loan in any given risk-rating category migrating to loss.

        While the amount of losses actually observed can vary significantly from estimated amounts derived from the model, the loss migration model is designed to be self-correcting by taking into account our recent loss experience. The migration model allows us to make adjustments to the calculated results, some of which affect the historical loss factor calculated by the model and others that affect the model's estimated reserve amount. These qualitative adjustments may be used to simulate positive or negative trends, economic conditions or internal control strengths and weaknesses. Furthermore, we also utilize minimum loss factors as a self-correcting mechanism to better reflect the loss potential associated with the various portfolios and to preclude the application of loss factors derived from migration analysis, which may be correct from a historical perspective, but in reality do not appropriately measure the risk of a portfolio given current loan origination activity, volume and size of loan, industry concentrations, and/or the economy. And finally, another mechanism that we may utilize involves the establishment of specific allowances for certain loans for which management believes the probability of loss to be in excess of the amount determined by the application of the migration model. These specific allowances for individual loans are incorporated into the migration model to determine the overall allowance requirement.

        The individual loan review analysis method provides a more contemporaneous assessment of the loan portfolio by incorporating individual asset evaluations prepared by both our credit administration department and an independent external credit review group. Specific monitoring policies and procedures are applied in analyzing the existing loan portfolios which vary according to relative risk profile. Residential single family and consumer loans are relatively homogeneous and no single loan is individually significant in terms of size or probable risk of loss. Therefore, residential and consumer portfolios are analyzed as a pool of loans, and individual loans are criticized or classified based solely on performance. In contrast, the monitoring process for multifamily, commercial real estate, construction, and commercial business loans include a periodic review of individual loans. Depending on loan size and type, loans are reviewed at least annually, and more frequently if warranted by circumstances. For instance, loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. Real estate loans and commercial business loans which are subject to individual loan review, and out-of-cycle individually reviewed loans, are monitored based on problem loan indicators such as delinquencies, loan covenant or reporting violations, and property tax status. The estimated exposure and subsequent chargeoffs that result from these individual loan reviews provide the basis for loss factors assigned to the various loan categories.

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

        The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$259	4.5%	$386	4.6%	$184	14.7%	$142	18.5%	$345	18.4%
Multifamily real estate	2,487	24.7%	3,142	26.8%	1,914	17.5%	1,768	17.8%	2,735	20.6%
Commercial and industrial real estate	12,958	47.6%	7,748	42.0%	8,221	40.2%	4,472	35.3%	3,110	34.4%
Construction	3,781	5.5%	4,410	7.5%	3,024	7.5%	2,370	6.5%	2,597	8.1%
Business, commercial	13,761	13.2%	14,494	14.3%	10,248	16.8%	10,461	19.3%	9,244	16.5%
Automobile	486	0.4%	40	0.7%	39	0.6%	23	0.4%	30	0.4%
Consumer and other	321	4.1%	115	4.1%	8	2.7%	21	2.2%	9	1.6%
Other risks	5,193	—	4,957	—	3,919	—	4,591	—	2,774	—

Total	$39,246	100.0%	$35,292	100.0%	$27,557	100.0%	$23,848	100.0%	$20,844	100.0%

        Despite a 35% increase in the volume of loans in this category from year-end 2002 level, allocated reserves on single family loans decreased $127 thousand, or 33%, to $259 thousand as of December 31, 2003. This is due primarily to the reclassification of $79 thousand in previously allocated reserves related to single family loans sold with recourse to other liabilities during 2003. Further contributing to the decrease in allocated reserves on single family loans is a reduction in both classified (i.e. rated "substandard" and "doubtful") and criticized (i.e. rated "special mention") loans relative to December 31, 2002. Single family loans rated "substandard" totaled $78 thousand at December 31, 2003, compared to $223 thousand at December 31, 2002. At December 31, 2003, we had no single family loans rated "special mention," compared with $309 thousand at December 31, 2002.

        Allocated reserves on multifamily loans decreased $655 thousand, or 21%, to $2.5 million as of December 31, 2003 due primarily to the reclassification of $817 thousand in loss reserves related to standby letters of credit issued for affordable housing projects to other liabilities during 2003. Furthermore, a decrease in "special mention" and "substandard" multifamily loans also contributed to the decrease in allocated reserves for this loan category from year-end 2002. At December 31, 2003, we had $1.0 million and $990 thousand in multifamily loans rated "special mention" and "substandard," compared with $1.2 million and $5.3 million, respectively, at December 31, 2002. Partially offsetting these decreases are additional reserves required on multifamily loans to compensate for the following: (1) a 29% increase in the volume of loans in this loan category from year-end 2002 levels; and (2) commencing in the first quarter of 2003, the establishment of reserves on "pass" loans placed on the watchlist. As of December 31, 2003, we had $11.5 million in multifamily loans on the watchlist for which additional reserves were established.

        Allocated reserves on commercial real estate loans increased $5.2 million, or 67%, to $13.0 million at December 31, 2003 primarily due to four factors. First, there was a 58% increase in the volume of loans in this loan category relative to year-end 2002 due in part to the acquisition of PBB. Second, the concentration risk allocation ratio for hotels and motels was increased to 2.5% as of March 31, 2003, from 1.5% as of December 31, 2002 in response to the continued weakened state of the travel and tourism industry. A sustained disinterest in business and consumer travel has resulted in airline bankruptcies and financial difficulties for travel agencies and tour operators in general. This condition continues to weigh heavily on an already beleaguered travel and tourism industry that has not fully recovered from the crippling effects of the September 11th tragedy. Although the hotel industry concentration risk allocation was initially established in response to the anticipated fallout from the events of September 11th, management has deemed it prudent to maintain this hotel risk allocation to compensate for these prevailing conditions. Third, additional reserves were established for the $15.7 million in commercial real estate loans that were on the watchlist as of December 31, 2003. And finally, further warranting additional loss reserves is an increase of $4.7 million in commercial real estate loans rated "special mention" at December 31, 2003. There were no "special mention" commercial real estate loans at December 31, 2002. Partially offsetting these increases is a reduction in commercial real estate loans rated "substandard" to $4.3 million at December 31, 2003, compared to $4.9 million at year-end 2002.

        Allocated reserves on construction loans decreased $629 thousand, or 14%, to $3.8 million at December 31, 2003 primarily due to the reclassification of $1.2 million in loss reserves related to unfunded construction loan commitments to other liabilities during 2003. Further contributing to the decrease in allocated reserves on construction loans is a reduction in construction loans rated "special mention." There were no construction loans rated "special mention" at December 31, 2003, compared to $5.0 million At December 31, 2002.

        Allocated loss reserves on commercial business loans decreased $560 thousand, or 4%, to $13.8 million at December 31, 2003 due primarily to the reclassification of $2.9 million in loss reserves related to commercial letters of credit and unfunded commercial business loan commitments to other liabilities during 2003. Further contributing to the decrease is a reduction in commercial business loans rated "special mention" to $372 thousand at December 31, 2003, from $7.9 million at year-end 2002. Partially offsetting these decreases is a 28% increase in the volume of loans in this loan category during 2003.

        Despite a 14% decrease in the volume of automobile loans at December 31, 2003 from year-end 2002 levels, allocated reserves on automobile loans increased $446 thousand, or 1,115%, to $486 thousand as of December 31, 2003 as a result of minimum loss rates established for this loan category. Due to a rise in chargeoff losses experienced in this loan category during 2003, a minimum loss rate of 3% for automobile loans rated "pass" was established commencing in the third quarter of 2003. Prior to the quarter ended September 30, 2003, allocated reserves on automobile loans were based solely on historical loss rates and, while they may be correct from a historical perspective, they do not appropriately reflect the current risk of the portfolio. Also contributing to the increase in allocated reserves on automobile loans are increases of $19 thousand and $60 thousand in automobile loans rated "special mention" and "substandard," respectively, as of December 31, 2003. There were no criticized or classified automobile loans at December 31, 2002.

        Allocated reserves on consumer loans increased $33 thousand, or 11%, to $321 thousand at December 31, 2003 from year-end 2002 due primarily to a 38% increase in the volume of loans in this category during 2003. Partially offsetting this increase in allocated reserves on consumer loans is the reclassification of $93 thousand in loss reserves related to unfunded consumer loan commitments to other liabilities during 2003. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines.

        The allowance for loan losses of $39.2 million at December 31, 2003 exceeded the allocated allowance by $5.2 million, or 13% of the total allowance. This compares to an unallocated allowance of $5.0 million, or 14%, as of December 31, 2002. The $5.2 million unallocated allowance at December 31, 2003 is comprised of two elements. The first element, which accounts for approximately $1.7 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the sustained recessionary state of the national economy. This condition has been exacerbated by corporate scandals linked to various large companies, and more recently, by the continuing geopolitical instability in the Middle East. While recent economic reports show some positive indications, the economic forecast in the foreseeable future is, to a large extent, still tenuous at best. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The second element, which accounts for approximately $3.5 million, or approximately 10% of the allocated allowance amount of $34.1 million at December 31, 2003, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. These risk factors are consistent with allocations set aside in prior years.

Deposits

        We offer a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 46% and 52% of the deposit portfolio at December 31, 2003 and 2002, respectively. Non-time deposits, which include noninterest bearing demand accounts, interest-bearing checking accounts, savings deposits and money market accounts, accounted for the remaining 54% and 48% of the deposit portfolio at December 31, 2003 and 2002, respectively.

        Deposits increased $386.3 million, or 13%, to $3.31 billion at December 31, 2003. The increase in deposits reflects $134.9 million in deposits acquired from PBB in mid-March 2003. Excluding this transaction, internal deposit growth amounted to $251.4 million, or 9%, over December 31, 2002. This organic deposit growth was comprised primarily of increases in non-interest bearing demand accounts of $143.6 million, or 19%, interest-bearing checking accounts of $34.2 million, or 15%, money market accounts of $92.8 million, or 56%, and savings deposits of $36.6 million, or 14%. The increase can be attributed to our expansion in the number and size of commercial relationships, as well as various promotional programs within the branch network targeted towards smaller businesses and retail customers.

        Partially offsetting the increases in these deposit categories is a decrease of $55.8 million, or 4% in time deposits. A sizeable portion of the reduction in time deposits represents brokered deposits totaling $23.1 million. The decrease in brokered deposits reflects the replacement of such deposits with the increasing volume of commercial and retail deposit accounts as well as low cost FHLB advances. Included in time deposits at December 31, 2003 are $69.6 million of brokered deposits, compared with $92.7 million as of December 31, 2002.

        Public deposits remained stable at $159.5 million as of December 31, 2003 and 2002. The balance of public funds is comprised almost entirely of deposits from the State of California. Notwithstanding our portfolio of public deposits, our principal market strategy continues to be based on our role as a community bank that provides quality products and personal customer service.

        Time deposits greater than $100 thousand totaled $875.1 million, accounting for 26% of the deposit portfolio at December 31, 2003. These accounts, consisting primarily of deposits by consumers and public funds, had a weighted average interest rate of 1.68% at December 31, 2003. The following table provides the remaining maturities at December 31, 2003 of time deposits greater than $100 thousand (in thousands):

3 months or less	$302,643
Over 3 months through 6 months	251,070
Over 6 months through 12 months	225,529
Over 12 months	95,878

Total	$875,120

Borrowings

        We utilize both FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. At December 31, 2003, total short-term borrowings consisted entirely of federal funds purchased amounting to $12.0 million. There were no outstanding short-term borrowings at December 31, 2002.

        FHLB advances increased 727% to $281.3 million as of December 31, 2003, an increase of $247.3 million from December 31, 2002. The increase is primarily due to $140.0 million in FHLB advances obtained during 2003 to capitalize on the favorable rates resulting from the prevailing low interest rate environment. FHLB advances had a weighted average interest rate of 1.44% and 5.45% at December 31, 2003 and 2002, respectively. Only $20.0 million, or 7% of outstanding FHLB advances at December 31, 2003, had remaining maturities greater than one year.

Off-Balance Sheet Arrangements

Loan Securitization

        We have, from time to time, securitized certain real estate loans, a portion of which are sold to investors. Securitization provides us with a source of liquidity and also reduces our credit exposure to borrowers. Securitization involves the sale of loans to a qualifying special-purpose entity ("QSPE"), typically a trust. Generally, in a securitization, we transfer financial assets to a QSPE that is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly called asset-backed securities, that are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle them to receive specified cash flows during the term of the securities. The QSPE uses proceeds from the sale of these securities to pay the purchase price for the sold loans. The proceeds from the issuance of the securities are then distributed to the Company as consideration for the loans transferred.

        When we sell or securitize loans, we generally retain the right to service the loans and we may retain residual and other interests, which are considered retained interests in the securitized assets. Retained interests may provide credit enhancement to the investors and represent the Company's maximum risk exposure associated with these transactions. Investors in the securities issued by the QSPE have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPE. Additional information pertaining to our securitization transactions and related retained interests is included in Note 4—"Residual Interest in Securitization" to the Consolidated Financial Statements.

Contractual Obligations

        The following table presents, as of December 31, 2003, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Balance Sheets. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period (in thousands)
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Debt obligations	$22,192	$—	$—	$31,702	$53,894
Operating lease obligations	4,088	6,614	3,461	2,512	16,675
Purchase obligations:
Loan rate lock commitments	108,742	—	—	—	108,742

Total contractual obligations	$135,022	$6,614	$3,461	$34,214	$179,311

Commitments, Guarantees and Contingencies

        The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 16—"Commitments and Contingencies" to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under postretirement benefit plans as described in Note 18—"Employee Benefit Plans" to the Consolidated Financial Statements.

Capital Resources

        Our primary source of capital is the retention of net after tax earnings. At December 31, 2003, stockholders' equity totaled $362.0 million, a 20% increase from $302.1 million as of December 31, 2002. The increase is due primarily to: (1) net income of $59.0 million recorded during 2003; (2) stock compensation costs amounting to $442 thousand related to our Restricted Stock Award Program; (3) tax benefits of $4.1 million resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $6.5 million, representing 411,001 shares, from the exercise of stock options and stock warrants; and (5) net issuance of common stock totaling $1.4 million, or 53,135 shares, in connection with the Employee Stock Purchase Plan and shares issued in lieu of Board of Director retainer fees. These transactions were offset by (1) payments of quarterly cash dividends totaling $9.6 million; (2) repurchases of $5 thousand, or 645 shares of common stock, resulting primarily from forfeitures of restricted stock awards; and (3) a decrease of $1.9 million in unrealized gains on available-for-sale securities.

        We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At December 31, 2003, the Bank's Tier 1 and total capital ratios were 9.1% and 10.4%, respectively, compared to 10.2% and 11.5%, respectively, at December 31, 2002.

        The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at December 31, 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.9%	10.4%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.7%	9.1%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.1%	8.6%	4.0%	5.0%

In-Store Banking Agreement

        On August 30, 2001, we entered into a ten-year agreement with 99 Ranch Market to provide in-store retail banking services to their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Washington, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. In conjunction with this agreement, we issued 300,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share. These warrants will vest over six years and are intended to provide direct benefit to 99 Ranch Market executives that make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants was $2.7 million. We have not experienced nor do we anticipate any material increases in overhead expenses or capital investments as a result of this agreement with 99 Ranch Market.

        In order to further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 400,000 newly issued shares of East West Bancorp, Inc. common stock totaling $7.9 million. The shares were sold for cash at a price of $19.71 per share. No underwriting discounts or commissions were paid in connection with this transaction. The shares were restricted. Upon the two-year anniversary of the closing on August 30, 2001, 40% of the shares became available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares was $6.9 million.

Private Placement Offering

        On March 1, 2004, we completed a private placement of common stock with two institutional investors amounting to approximately $30 million. The transaction involved the sale of 608,566 shares of common stock at a purchase price of approximately $49.30 per share. In addition, we granted the investors a right to purchase up to an additional 202,856 shares of common stock at approximately $49.30 per share, or up to an additional $10.0 million. We intend to use the net proceeds from the placement for general corporate purposes, including support for the continued growth of the Bank.

        Neither the shares of common stock sold to the investors, the investors' options, nor the additional shares covered by the investors' options, have been registered under the Securities Act of 1933. Accordingly, these securities may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. We expect to file a registration statement in March 2004 which will cover the resale of these securities by the investors.

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

        During the years ended December 31, 2003 and 2002, we experienced net cash inflows of $73.8 million and $32.0 million, respectively, from operating activities. Net cash inflows from operating activities during 2003 and 2002 were primarily due to net income earned during the year and net proceeds from the sale of loans held for sale. Partially offsetting operating cash inflows for 2002 is the purchase of additional officer life insurance contracts totaling $30.8 million. Interest received on these policies is used to fund the liability associated with the Company's SERP Plan related to certain of our executive officers.

        Net cash outflows from investing activities totaled $742.7 million and $397.6 million during 2003 and 2002, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities available-for-sale. Proceeds from the sale of loans receivable also partially offset net cash outflows from investing activities during 2002.

        We experienced net cash inflows from financing activities of $515.2 million during 2003 primarily due to deposit growth, a net increase in short-term borrowings and FLLB advances, and proceeds from the issuance of junior subordinated debt partially offset by dividends paid on the Company's common stock. During 2002, the growth in deposits partially offset by net repayments on FHLB advances and dividends paid on the Company's common stock, largely accounted for net cash inflows from financing activities of $436.6 million.

        As a means of augmenting our liquidity, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2003, our available borrowing capacity includes approximately $10.9 million in repurchase arrangements, $95.0 million in federal funds line facilities, and $810.6 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate to meet our operating needs and other cash commitments. At December 31, 2003, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

        The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the year ended December 31, 2003 and 2002, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $9.8 million and $6.8 million, respectively. As of December 31, 2003, approximately $130.8 million of undivided profits of the Bank were available for dividends to the Company.

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

        The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our strategy is formulated by the Asset/Liability Committee, which coordinates with the Board of Directors to monitor our overall asset and liability composition. The Committee meets regularly to evaluate, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on the available-for-sale portfolio (including those attributable to hedging transactions, if any), purchase and securitization activity, and maturities of investments and borrowings.

        Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2003 and 2002, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
+200	12.0%	12.8%	(6.6)%	0.7%
+100	6.9%	7.3%	(2.4)%	1.4%
-100	(6.0)%	(6.2)%	1.1%	(0.6)%
-200	(13.9)%	(12.7)%	0.6%	(2.0)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

        All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at December 31, 2003 and 2002. At December 31, 2003 and 2002, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

        The following tables provide the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2003. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	2004	2005	2006	2007	2008	After 2008	Total	Fair Value at December 31, 2003
	(Dollars in thousands)
Assets:
Short-term investments	$60,594	$—	$—	$—	$—	$—	$60,594	$60,594
Weighted average rate	1.15%	—%	—%	—%	—%	—%	1.15%
Investment securities available-for-sale (fixed rate)	$175,319	$38,262	$39,726	$39,982	$29,895	$27,675	$350,859	$352,877
Weighted average rate	3.59%	2.76%	2.91%	3.10%	3.57%	4.99%	3.48%
Investment securities available-for-sale (variable rate)	$92,016	$—	$—	$—	$—	$—	$92,016	$92,265
Weighted average rate	2.30%	—%	—%	—%	—%	—%	2.30%
Total gross loans	$2,463,897	$367,686	$153,113	$76,592	$67,494	$144,445	$3,273,227	$3,313,149
Weighted average rate	5.10%	6.32%	6.56%	6.67%	6.45%	6.36%	5.43%
Liabilities:
Checking accounts	$276,390	$—	$—	$—	$—	$—	$276,390	$276,390
Weighted average rate	0.24%	—%	—%	—%	—%	—%	0.24%
Money market accounts	$289,217	$—	$—	$—	$—	$—	$289,217	$289,217
Weighted average rate	0.72%	—%	—%	—%	—%	—%	0.72%
Savings deposits	$301,154	$—	$—	$—	$—	$—	$301,154	$301,154
Weighted average rate	0.11%	—%	—%	—%	—%	—%	0.11%
Time deposits	$1,391,803	$105,329	$23,416	$1,913	$499	$—	$1,522,960	$1,524,631
Weighted average rate	1.54%	2.14%	3.07%	3.62%	2.52%	—%	1.61%
Short-term borrowings	$12,000	$—	$—	$—	$—	$—	$12,000	$12,000
Weighted average rate	1.00%	—%	—%	—%	—%	—%	1.00%
FHLB advances	$261,300	$20,000	$—	$—	$—	$—	$281,300	$281,232
Weighted average rate	1.45%	1.33%	—%	—%	—%	—%	1.44%
Junior subordinated debt	$—	$—	$—	$—	$—	$31,702	$31,702	$29,908
Weighted average rate	—%	—%	—%	—%	—%	8.62%	8.62%

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

        The fair values of short-term investments approximate their book values due to their short maturities. The fair values of available-for-sale securities are based on bid quotations from third party data providers. The fair values of loans are estimated for portfolios with similar financial characteristics and takes into consideration discounted cash flows based on expected maturities or repricing dates utilizing estimated market discount rates as projected by third party data providers.

        Transaction deposit accounts, which include checking, money market and savings accounts, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of short-term borrowings approximates book value due to their short maturities. The fair value of FHLB advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of junior subordinated debt is estimated by discounting the cash flows through maturity based on current rates offered on the 30-year Treasury bond.

        The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We sometimes use derivative financial instruments, primarily interest rate swap and interest rate cap agreements, as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders' equity. The use of derivatives has been declining since 1999, and derivatives have not had a material effect on our operating results or financial position. We had no outstanding derivative positions at December 31, 2003 and 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company, including the "Independent Auditor's Report," are included in this report immediately following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date we carried out this evaluation.

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers of the Company, to the extent not included under "Item 1 under the heading "Executive Officers of the Registrant" appearing at the end of Part I of this report, will appear in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Code of Ethics

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at eastwestbank.com.

Audit Committee Financial Expert

        The Company's Board of Directors has determined that Keith Renken and John Kooken, Directors, are the Company's Audit Committee Financial Experts, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Both Mr. Renken and Mr. Kooken are independent of management.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation will appear in the 2004 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "COMPENSATION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management and information related to the Company's equity compensation plans will appear in the 2004 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" and "Securities Authorized for Issuance under Equity Compensation Plans," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions will appear in the 2004 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services will appear in the 2004 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "INDEPENDENT PUBLIC ACCOUNTANTS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

        The following financial statements included in the registrant's 2003 Annual Report to Shareholders are included. Page number references are to the 2003 Annual Report to Shareholders.

(a)(2) Financial statement schedules

        Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(b) Reports on Form 8-K

        On October 16, 2003, the Company filed a Form 8-K under Item 12 relating to its third quarter 2003 operating results.

(c) Exhibits

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East-West Bank and East West Merger Co., Inc.*
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+

10.5	Employment Agreement with Douglas P. Krause*+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors' Consent
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).

#
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).

@
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 28, 2002 (File No. 000-24939).

&
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-24939).

+
Denotes management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
East West Bancorp, Inc. and Subsidiaries
San Marino, California

        We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 8, 2004

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$141,589	$295,272
Interest-bearing deposits in other banks	594	—
Investment securities available-for-sale, at fair value (with amortized cost of $442,875 in 2003 and $526,411 in 2002)	445,142	531,607
Loans receivable, net of allowance for loan losses of $39,246 in 2003 and $35,292 in 2002	3,234,133	2,313,199
Investment in Federal Home Loan Bank stock, at cost	17,122	9,317
Investment in affordable housing partnerships	28,808	23,775
Premises and equipment, net	24,957	23,941
Due from customers on acceptances	16,119	6,675
Premiums on deposits acquired, net	7,565	7,500
Goodwill and other intangible assets	30,308	19,030
Cash surrender value of life insurance policies	64,805	57,799
Accrued interest receivable and other assets	34,243	27,259
Deferred tax assets—Federal	10,048	6,115

TOTAL	$4,055,433	$3,321,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$922,946	$741,891
Interest-bearing	2,389,721	2,184,461

Total deposits	3,312,667	2,926,352
Short-term borrowings	12,000	—
Federal Home Loan Bank advances	281,300	34,000
Notes payable	2,192	2,100
Bank acceptances outstanding	16,119	6,675
Accrued expenses and other liabilities	37,433	29,073
Deferred tax liabilities—State	37	422
Junior subordinated debt	31,702	20,750

Total liabilities	3,693,450	3,019,372

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—26,845,819 shares and 26,298,346 shares in 2003 and 2002, respectively
Outstanding—24,428,725 shares and 23,881,897 shares in 2003 and 2002, respectively	27	27
Additional paid in capital	171,518	155,904
Retained earnings	228,242	178,873
Deferred compensation	(3,153)	—
Treasury stock, at cost: 2,417,094 shares in 2003 and 2,416,449 shares in 2002	(35,986)	(35,955)
Accumulated other comprehensive income, net of tax	1,335	3,268

Total stockholders' equity	361,983	302,117

TOTAL	$4,055,433	$3,321,489

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$159,910	$150,053	$156,477
Investment securities available for sale	16,309	13,916	23,410
Short-term investments	1,830	2,806	3,158
Federal Home Loan Bank stock	494	513	650

Total interest and dividend income	178,543	167,288	183,695

INTEREST EXPENSE
Customer deposit accounts	29,946	43,575	73,946
Federal Home Loan Bank advances	2,959	3,064	6,076
Junior subordinated debt	2,280	2,264	2,270
Short-term borrowings	47	76	1,056

Total interest expense	35,232	48,979	83,348

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	143,311	118,309	100,347
PROVISION FOR LOAN LOSSES	8,800	10,200	6,217

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	134,511	108,109	94,130

NONINTEREST INCOME
Branch fees	7,232	6,186	5,353
Ancillary loan fees	4,176	3,254	2,563
Letters of credit fees and commissions	7,123	5,641	4,324
Net gain on sales of loans	117	1,187	904
Net gain on sales of securitized loans	284	328	—
Net gain on sales of investment securities available-for-sale	1,951	13	2,046
Net gain on trading securities	—	—	413
Amortization of fair value of net assets acquired in excess of purchase price	—	—	255
Net (loss) gain on disposal of fixed assets	(167)	43	148
Income from secondary market activities	5,657	2,359	752
Income from life insurance policies	3,286	1,939	1,291
Other operating income	3,120	3,437	2,545

Total noninterest income	32,779	24,387	20,594

NONINTEREST EXPENSE
Compensation and employee benefits	31,844	25,332	24,755
Net occupancy	10,314	9,401	9,186
Amortization of real estate investment	6,677	4,698	3,782
Amortization of premiums on deposits acquired (and excess of purchase price over fair value of net assets acquired in 2001)	1,989	1,806	3,766
Data processing	1,868	1,711	1,775
Deposit insurance premiums and regulatory assessments	722	621	552
Deposit-related expenses	3,889	3,291	2,979
Other operating expenses	20,327	16,820	15,329

Total noninterest expense	77,630	63,680	62,124

INCOME BEFORE PROVISION FOR INCOME TAXES	89,660	68,816	52,600
PROVISION FOR INCOME TAXES	30,668	20,115	13,730

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	58,992	48,701	38,870
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	788	(87)

NET INCOME	$58,992	$49,489	$38,783

PER SHARE INFORMATION
BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$2.45	$2.06	$1.69
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$2.45	$2.10	$1.68
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$2.38	$1.98	$1.62
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	$2.38	$2.01	$1.61
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	24,056	23,596	23,033
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	24,743	24,630	24,054

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
	(In thousands, except share data)
BALANCE, JANUARY 1, 2001	$25	$118,039	$99,764	$(1,344)	$(23,060)	$(7,275)		$186,149
Comprehensive income
Net income for the year			38,783				$38,783	38,783
Net unrealized gain on securities available-for-sale						6,910	6,910	6,910

Comprehensive income							$45,693

Stock compensation cost		41		328				369
Tax benefit from option exercise		1,303						1,303
Issuance of 300,724 shares under Stock Option Plan		3,068						3,068
Issuance of 42,012 shares under Employee Stock Purchase Plan		682						682
Issuance of 27,886 shares under
Stock Warrants Plan		279						279
Issuance of 512,707 shares for acquisition of Prime Bank		12,260						12,260
Issuance of 400,000 shares in connection with in-store banking operations	1	6,943						6,944
Issuance of 300,000 shares of warrants in connection with in-store banking operations		2,697						2,697
Release of 13,147 shares in escrow related to acquisition of East West Insurance Services, Inc.				638				638
Purchase of 567,840 shares of treasury stock					(12,885)			(12,885)
Dividends paid on common stock			(2,782)					(2,782)

BALANCE, DECEMBER 31, 2001	26	145,312	135,765	(378)	(35,945)	(365)		244,415
Comprehensive income
Net income for the year			49,489				$49,489	49,489
Net unrealized gain on securities available-for-sale						3,633	3,633	3,633

Comprehensive income							$53,122

Stock compensation cost		33		148				181
Tax benefit from option exercise		4,727						4,727
Issuance of 472,077 shares under Stock Option Plan	1	5,054						5,055
Issuance of 43,284 shares under Employee Stock Purchase Plan		958						958
Issuance of 5,000 shares under Stock Warrants Plan		50						50
Cancellation of 13,675 shares related to the acquisition of East West Insurance Services, Inc.		(230)		230				—
Purchase of 968 shares of treasury stock					(10)			(10)
Dividends paid on common stock			(6,381)					(6,381)

BALANCE, DECEMBER 31, 2002	27	155,904	178,873	—	(35,955)	3,268		302,117
Comprehensive income
Net income for the year			58,992				$58,992	58,992
Net unrealized loss on securities available-for-sale						(1,933)	(1,933)	(1,933)

Comprehensive income							$57,059

Stock compensation cost		12		430				442
Tax benefit from option exercise		4,084						4,084
Issuance of 333,501 shares under Stock Option Plan		4,710						4,710
Issuance of 50,963 shares under Stock Purchase Plan		1,342						1,342
Issuance of 80,702 shares under Restricted Stock Plan		3,509		(3,509)				—
Issuance of 77,500 shares under Stock Warrants Plan		1,775						1,775
Issuance of 2,635 shares under Directors' Restricted Stock Plan		100		(100)				—
Issuance of 2,172 shares in lieu of Board of Director retainer fees		82						82
Purchase of 645 shares of treasury stock				26	(31)			(5)
Dividends paid on common stock			(9,623)					(9,623)

BALANCE, DECEMBER 31, 2003	$27	$171,518	$228,242	$(3,153)	$(35,986)	$1,335		$361,983

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Disclosure of reclassification amount:
Unrealized holding (loss) gain on securities arising during period, net of tax benefit (expense) of $461 in 2003, ($2,565) in 2002 and ($5,425) in 2001	$(636)	$3,831	$8,138
Less: Reclassification adjustment for gain included in net income, net of tax expense of $938 in 2003, $143 in 2002 and $818 in 2001	(1,297)	(198)	(1,228)

Net unrealized (loss) gain on securities, net of tax benefit (expense) of $1,400 in 2003, ($2,422) in 2002 and ($4,607) in 2001	$(1,933)	$3,633	$6,910

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,992	$49,489	$38,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,139	10,450	9,453
Cumulative effect of change in accounting principle	—	(788)	87
Stock compensation costs	442	181	369
Deferred tax (benefit) expense	(3,238)	(5,519)	2,149
Provision for loan losses	8,800	10,200	6,217
Provision for other real estate owned losses	—	—	34
Net gain on sales of investment securities, loans and other assets	(7,842)	(2,330)	(3,870)
Net gain on trading securities	—	—	(413)
Federal Home Loan Bank stock dividends	(449)	(508)	(800)
Proceeds from sale of loans held for sale	284,322	168,544	87,981
Proceeds from sale of securitized loans held for sale	—	—	13,603
Originations of loans held for sale	(280,371)	(167,852)	(97,154)
Net change in accrued interest receivable and other assets, net of effects from purchases of Pacific Business Bank in 2003 and Prime Bank in 2001	(18,011)	(36,454)	128
Net change in accrued expenses and other liabilities, net of effects from purchases of Pacific Business Bank in 2003 and Prime Bank in 2001	19,065	6,595	11,057

Total adjustments	14,857	(17,481)	28,841

Net cash provided by operating activities	73,849	32,008	67,624

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(737,877)	(279,951)	(216,327)
Purchases of:
Investment securities available-for-sale	(213,738)	(451,288)	(196,306)
Loans receivable	(82,043)	(150,273)	(172,162)
Federal Home Loan Bank stock	(7,377)	—	—
Real estate investments	(11,711)	(7,482)	(5,097)
Premises and equipment	(3,491)	(1,405)	(4,949)
Proceeds from sale of:
Investment securities available-for-sale	78,545	720	176,226
Loans receivable	1,555	46,685	80,782
Other real estate owned	—	—	788
Premises and equipment	1	—	1,725
Proceeds from maturity of interest bearing deposits	5,036	—	100
Proceeds from securitization and partial sale of loans held for investment	—	159,724	—
Repayments, maturity and redemption of investment securities available for sale	224,469	285,475	236,338
Redemption of Federal Home Loan Bank stock	171	174	6,661
Cash acquired from purchase of Pacific Business Bank, net of cash paid	3,713	—	—
Cash acquired from purchase of Prime Bank, net of cash paid	—	—	20,298

Net cash used in investing activities	(742,747)	(397,621)	(71,923)

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	$251,406	$508,379	$371,339
Net increase (decrease) in short-term borrowings	12,000	—	(38,000)
Proceeds from Federal Home Loan Bank advances	11,501,000	7,279,200	5,289,500
Repayment of Federal Home Loan Bank advances	(11,256,100)	(7,349,200)	(5,453,500)
Proceeds from issuance of junior subordinated debt	10,000	—	—
Payment of debt issue cost	(90)	—	—
Repayment of notes payable on affordable housing investments	(1,200)	(1,500)	—
Proceeds from common stock options exercised	4,710	5,055	3,068
Proceeds from stock warrants exercised	1,775	50	279
Proceeds from stock purchase plan	1,342	958	682
Repurchases of common stock	(5)	(10)	(12,885)
Proceeds from issuance of common stock related to in-store banking operations	—	—	7,884
Dividends paid on common stock	(9,623)	(6,381)	(2,782)

Net cash provided by financing activities	515,215	436,551	165,585

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153,683)	70,938	161,286
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	295,272	224,334	63,048

CASH AND CASH EQUIVALENTS, END OF YEAR	$141,589	$295,272	$224,334

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$36,147	$49,521	$85,348
Income tax payments, net	34,262	27,099	1,468
Noncash investing and financing activities:
Loans exchanged for mortgage-backed securities	—	35,078	13,302
Residual interest resulting from securitization of real estate loans	—	3,579	—
Real estate investment financed through notes payable	1,292	2,100	900
Issuance of common stock in connection with Prime Bank acquisition	—	—	12,260
Deferred operating expense from issuance of common stock and warrants related to in-store banking operations	—	—	1,757

See notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

        East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company") is a registered bank holding company that offers a full range of banking services to individuals and small to large businesses through its subsidiary bank, East West Bank and its subsidiaries (the "Bank"). The Bank is the Company's principal asset. The Bank operates 39 branches located throughout California and specializes in financing international trade and lending for commercial, construction, and residential real estate projects. The Bank's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

        In-Store Banking—On August 30, 2001, the Bank entered into an exclusive ten-year agreement with 99 Ranch Market to provide banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty full service stores in California, one in Washington, and affiliated licensee stores in Hawaii, Nevada, Georgia and Arizona. Tawa Supermarket Companies ("Tawa") is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch stores are located. The Bank is currently providing in-store banking services to five Southern California 99 Ranch Market locations and one Northern California location.

        Formation of East West Mortgage Securities, LLC—On August 16, 2002, the Bank formed East West Mortgage Securities, LLC, a California limited liability company and wholly-owned subsidiary of the Bank. East West Mortgage Securities, LLC primarily acts as a special purpose entity in connection with mortgage loan securitization activities. In September 2002, East West Mortgage Securities, LLC issued $159.7 million of mortgage-backed securities in a securitization of performing residential single family loans. A portion of these mortgage-backed securities, totaling $50.0 million, were sold to an independent third party, while the remaining $109.7 million was retained in the Bank's available-for-sale investment securities portfolio.

        Deregistration of Regulated Investment Company—On December 30, 2002, the Company deregistered its regulated investment company, East West Securities Company, Inc. (the "Fund"). The Fund was incorporated under the general laws of the State of Maryland as a closed-end, non-diversified, management investment company registered under the Investment Company Act of 1940, as amended, on July 13, 2000. The Company also dissolved EWSC Holdings, LLC, a California limited liability company and wholly-owned subsidiary of the Bank, which owned 100% of the voting shares of the Fund, as well as six subsidiaries of the Fund, namely EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC, and EW Assets 6, LLC. The deregistration of the Fund and dissolution of the aforementioned companies had no effect on the consolidated financial statements of the Company.

SIGNIFICANT ACCOUNTING POLICIES

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

        Principles of Consolidation—The financial statements include the accounts of the Company and its subsidiaries, East West Bank and East West Insurance Services, Inc. Inter-company transactions and accounts have been eliminated in consolidation. As of December 31, 2003, in accordance with FIN No. 46, the Company is no longer reporting East West Capital Trust I, East West Capital Trust II, and East West Capital Statutory Trust III on a consolidated basis. This change primarily impacted the classification of liabilities in the consolidated balance sheet and had no effect on reported net income. (See Note 1 under the caption "RECENT ACCOUNTING PRONOUNCEMENTS.")

        Securities Purchased Under Agreements to Resell—The Company purchases securities under agreements to resell with terms of up to 90 days; however, repurchase agreements are typically overnight investments. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. These agreements are accounted for as short-term investments and are included in cash and cash equivalents.

        Investment Securities—The Company classifies its investment securities as either trading account securities, if the securities are intended to be sold within a short period of time, or available-for-sale securities. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at market value. Realized and unrealized gains or losses on trading securities are included in noninterest income. As of December 31, 2003 and 2002, there were no trading securities in the investment portfolio.

        Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment is required to be recognized in current earnings rather than other comprehensive income or loss.

        Derivative Financial Instruments—The Company sometimes uses derivative financial instruments as part of its asset and liability management strategy. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. The adoption of SFAS No. 133 resulted in a cumulative pre-tax reduction to income of $149 thousand ($87 thousand after-tax), related to the fair valuation of two interest rate swap agreements with a combined notional amount of $30.0 million. These swap agreements were terminated during 2001. The Company also had two interest rate cap agreements outstanding during 2001, one of which had a notional amount of $18 million and matured in April 2001, and one of which had a notional amount of $18 million and matured in October 2002. Pursuant to the requirements of SFAS No. 133, interest rate swap and cap agreements are accounted for at fair value as assets or liabilities, and changes in fair values are reported in current earnings. No interest rate swap or cap agreements were outstanding at December 31, 2003 and 2002.

        Loans Receivable—Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower's ability to repay the loan.

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

        Provision and Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        The allowance consists of allocated and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Additionally, the allocated component also covers non-classified loans and is based on historical loss experience adjusted for various qualitative factors. An unallocated component is maintained to cover uncertainties, such as economic risk factors, that could affect management's estimate of probable losses. The unallocated component of the allowance also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate, construction, and commercial loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses. Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

        Mortgage-Servicing Assets—Mortgage-servicing assets are recorded at fair value in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The fair values of servicing assets represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The Company utilizes the services of an outside third party to provide independent valuations of its servicing assets. In conjunction with this process, servicing assets are stratified based on one or more predominant risk characteristics of the underlying financial assets, the resulting strata are assessed for impairment based on fair value, and are reported on the consolidated balance sheet (included in other intangible assets) at the lower of amortized cost or fair value through the use of valuation allowances. Predominant risk characteristics include financial asset type, size, interest rate, origination date, term, and geographic location. Tests for impairment are conducted on a quarterly basis.

        Other Real Estate Owned—Other real estate owned represents real estate acquired through foreclosure, is considered held for sale, and is recorded at fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold. The Company had no other real estate owned as of December 31, 2003 and 2002.

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

        Premises and Equipment—The Company's premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and building improvements	25 years
Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

        Goodwill and Intangible Assets—Prior to 2002, excess of purchase price over fair value of net assets acquired and fair value of net assets acquired in excess of purchase price, also known as positive goodwill and negative goodwill, respectively, were amortized using the straight-line method over 15 to 25 years. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over 7 years. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires companies to cease amortizing goodwill that existed at June 30, 2001. SFAS No. 142 also established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in a cumulative pre-tax income of $1.4 million ($788 thousand after-tax) representing the remaining balance of negative goodwill at December 31, 2001. Also, pursuant to the provisions of SFAS No. 142, the Company conducted its annual impairment test of goodwill as of December 31, 2003 and determined that no impairment existed as of that date. Goodwill will continue to be reviewed for impairment on an annual basis.

        Stock of Federal Home Loan Bank of San Francisco—As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

        Junior Subordinated Debt—The Company established East West Capital Trust I and East West Capital Trust II in 2000 and East West Capital Statutory Trust III in December 2003 (collectively referred to as the "Trusts") as statutory business trusts, which are wholly-owned subsidiaries of the Company. In three separate private placement transactions, the Trusts issued $10.8 million of 10.875% fixed-rate, $10.0 million of 10.945% fixed-rate and $10.0 million of variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46, the Trusts are no longer being consolidated into the accounts of East West Bancorp, Inc. Junior subordinated debt represents liabilities of the Company to the Trusts.

        Income Taxes—Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Stock-Based Compensation—The Company issues fixed stock options to certain officers and Directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. Had compensation cost for these plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the

Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (amounts in thousands, except per share data):

	2003	2002	2001
Net income, as reported	$58,992	$49,489	$38,783
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	256	99	140
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(1,464)	(1,447)	(997)

Net income, pro forma	$57,784	$48,141	$37,926

Basic earnings per share
As reported	$2.45	$2.10	$1.68
Pro forma	$2.40	$2.04	$1.65
Diluted earnings per share
As reported	$2.38	$2.01	$1.61
Pro forma	$2.34	$1.95	$1.58

        The weighted average fair value for options granted during 2003, 2002 and 2001 was $8.54, $8.38 and $8.20, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002		2001
	Contractual life
	7 years	7 years	10 years	10 years
Expected dividend yield	1.2%	1.2%	1.2%	1.2%
Expected volatility	33.4%	34.0%	34.0%	34.7%
Risk-free interest rate	2.3%	2.3%	3.2%	4.6%
Expected lives	3.5 years	3.5 years	5 years	5 years

        In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records the cost of the restricted shares at market value. The restricted stock grants are reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statements of changes in stockholders' equity. The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders' equity is being amortized as compensation expense over three years using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

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

        Reclassifications—As previously mentioned, certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46, which was revised in December 2003, requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity's activities or is entitled to receive a majority of the entity's expected residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted the consolidation requirements of FIN No. 46 effective December 31, 2003. The adoption did not have a material impact on its results of operations, financial position or cash flows. However, as previously mentioned, the adoption of FIN No. 46 did result in the reclassification of certain liabilities due to the deconsolidation of statutory business trusts previously consolidated by the Company.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. Specifically, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Such changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard did not have material impact on the Company's financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company's financial position, results of operations, or cash flows.

2.     BUSINESS COMBINATIONS

        The Company has completed several business acquisitions since 1999. All acquisitions were accounted for using the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill. The estimated tax effect of differences between tax bases and fair values has been reflected in deferred income taxes. The following table provides detailed information on acquisitions from 2001 through 2003:

	Prime Bank	Pacific Business Bank
	(Dollars in thousands)
Date of acquisition	January 16, 2001	March 14, 2003
Purchase price	$16,623	$25,000
Type of transaction	Cash & Stock	All-Cash
Value of assets acquired	$108,698	$153,350
Value of liabilities assumed	$101,860	$140,082
Goodwill	$5,885	$9,679
Premium on deposits acquired	$3,900	$2,053

3.     CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash, amounts due from banks, and short-term investments with maturities of less than three months. Short-term investments, which include federal funds sold and securities purchased under agreements to resell, are recorded at cost, which approximates market.

        The composition of cash and cash equivalents at December 31, 2003 and 2002 is presented as follows:

	December 31,
	2003	2002
	(In thousands)
Cash	$81,589	$100,272
Cash equivalents:
Federal funds sold	10,000	45,000
Securities purchased under agreements to resell	50,000	150,000

Total cash equivalents	60,000	195,000

Total cash and cash equivalents	$141,589	$295,272

4.     RESIDUAL INTEREST IN SECURITIZATION

        In September 2002, the Company securitized residential single family loans totaling $159.7 million. A significant portion of these securities were rated AAA by Standard & Poor's and Aaa by Moody's. Total pre-tax gain resulting from the securitization of these loans amounted to $647 thousand, of which $202 thousand was recognized in earnings upon the sale of $50.0 million of such securities to an independent third party. Since the Company retained $109.7 million of the securities in the available-for-sale investment portfolio, the remaining $445 thousand in pre-tax gain generated from the securitization of these loans was recorded in stockholders' equity as a component of accumulated other comprehensive income, net of tax.

        Security holders are entitled to receive the principal collected on the loans and the stated interest rate on the securities. In addition, the Company is entitled to receive the excess spread which generally represents, over the estimated life of the loans, the excess of the weighted average coupon on the loans securitized over the sum of the securities interest rate less other expenses, including a trustee fee. The Company recorded the fair value of this excess spread or residual interest, amounting to $3.6 million, in the consolidated balance sheet as an available-for-sale asset at September 12, 2002. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the underlying loans. Fair value is determined based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments. In accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, changes in the fair value of the residual interest are recorded as unrealized gains or losses in accumulated other comprehensive income or loss, net of tax, until realized. The fair value of the residual interest in securitized loans amounted to $1.9 million as of December 31, 2003, compared with $4.7 million as of December 31, 2002.

        At December 31, 2003, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions, are as follow:

December 31, 2003
(Dollars in thousands)
Fair value of retained interest	$1,945
Weighted average life (in years)	1.89
Prepayment speed assumptions (constant prepayment rate)	40.0%
Impact on fair value of 10% adverse change	$(54.4)
Impact on fair value of 20% adverse change	$(108.8)
Expected credit losses (annual rate)	1.1%
Impact on fair value of 10% adverse change	$(44.4)
Impact on fair value of 20% adverse change	$(88.8)
Residual cash flow discount rate (annual)	20.0%
Impact on fair value of 10% adverse change	$(32.2)
Impact on fair value of 20% adverse change	$(63.5)
Interest rate on variable rate loans and bonds (forward LIBOR curve)
Impact on fair value of 10% adverse change	$(104.3)
Impact on fair value of 20% adverse change	$(208.7)

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

5.     INVESTMENT SECURITIES AVAILABLE-FOR-SALE

        An analysis of the available-for-sale investment securities portfolio is presented as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of December 31, 2003:
US Treasury securities	$26,188	$40	$—	$26,228
US Government agency securities	271,021	2,376	(292)	273,105
Mortgage-backed securities	67,259	644	(142)	67,761
Corporate securities	78,407	223	(2,527)	76,103
Residual interest in securitized loans	—	1,945	—	1,945

Total	$442,875	$5,228	$(2,961)	$445,142

As of December 31, 2002:
US Treasury securities	$28,308	$461	$—	$28,769
US Government agency securities	275,498	5,993	—	281,491
Mortgage-backed securities	159,744	468	(802)	159,410
Corporate securities	59,837	116	(2,763)	57,190
Residual interest in securitized loans	3,024	1,723	—	4,747

Total	$526,411	$8,761	$(3,565)	$531,607

        The following table shows the Company's investment portfolio's gross unrealized losses and related fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
US Government agency securities	$20,240	$(292)	$—	$—	$20,240	$(292)
Mortgage-backed securities	—	—	45,544	(142)	45,544	(142)
Corporate securities	966	(33)	30,813	(2,494)	31,779	(2,527)

Total temporarily impaired securities	$21,206	$(325)	$76,357	$(2,636)	$97,563	$(2,961)

        All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2003 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities' long term investment grade status at December 31, 2003. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost. Therefore, in management's opinion, all securities that have been in a continuous unrealized loss position for the past twelve months or longer as of December 31, 2003 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2003 are warranted.

        The scheduled maturities of investment securities available-for-sale at December 31, 2003 are presented as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$190,319	$193,349
Due after one year through five years	132,865	133,743
Due after five years through ten years	24,474	24,352
Due after ten years	95,217	93,698

Total	$442,875	$445,142

        Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

        Proceeds from sales of available-for-sale securities during 2003, 2002 and 2001 were $78.5 million, $720 thousand, and $176.2 million, respectively. Gross realized gains were $2.0 million, $13 thousand, and $2.0 million during 2003, 2002 and 2001, respectively. The Company recorded gross realized losses amounting to $3 thousand in 2003. There were no gross realized losses arising from securities sales during 2002 and 2001.

        The Company did not securitize any loans during 2003. In comparison, FNMA loans totaling $35.1 million and $13.3 million were securitized during 2002 and 2001, respectively. During the year ended December 31, 2001, total trading gains recognized from the sale of securitized loans amounted to $301 thousand. No such gains were recognized during the year ended December 31, 2002 as the resulting securities were retained in the Company's available-for-sale securities portfolio.

        At December 31, 2003 and 2002, investment securities with a carrying value of $356.2 million and $366.2 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and interest rate swap agreements and for other purposes required or permitted by law.

6.     DERIVATIVE FINANCIAL INSTRUMENTS

        At December 31, 2003 and 2002, the Company had outstanding warrants to purchase the common stock of various companies. The Company received these warrants in connection with certain lending relationships, primarily with small, privately-held companies. In management's opinion, the fair value of these warrants is approximately zero.

7.     LOANS AND ALLOWANCE FOR LOAN LOSSES

        The following is a summary of loans receivable:

	December 31,
	2003	2002
	(In thousands)
Real estate loans:
Residential, one to four units	$146,686	$108,508
Residential, multifamily	809,311	628,303
Commercial and industrial real estate	1,558,594	983,481
Construction	179,544	176,221

Total real estate loans	2,694,135	1,896,513

Other loans:
Business, commercial	431,942	336,371
Automobile	13,696	15,890
Other consumer	133,454	97,034

Total other loans	579,092	449,295

Total gross loans	3,273,227	2,345,808
Unearned fees, premiums and discounts, net	152	2,683
Allowance for loan losses	(39,246)	(35,292)

Loans receivable, net	$3,234,133	$2,313,199

        Loans held for sale totaled $3.0 million and $8.7 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, commercial business loans included finance leases totaling $2.6 million and $5.7 million, respectively. Accrued interest on loans receivable amounted to $11.6 million and $9.3 million at December 31, 2003 and 2002, respectively.

        Loans serviced for others amounted to approximately $514.7 million and $454.6 million at December 31, 2003 and 2002, respectively.

        An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Balance, beginning of year	$35,292	$27,557	$23,848
Allowance from acquisitions	2,821	—	1,550
Allowance for off-balance sheet credit exposures	(6,129)	—	—
Provision for loan losses	8,800	10,200	6,217
Chargeoffs	(2,777)	(3,540)	(5,928)
Recoveries	1,239	1,075	1,870

Balance, end of year	$39,246	$35,292	$27,557

        The following is a summary of interest foregone on impaired loans for the years ended December 31:

	2003	2002	2001
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$317	$995	$1,124
Less: Interest income recognized on impaired loans	(257)	(783)	(808)

Interest foregone on impaired loans	$60	$212	$316

        The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Recorded investment with related allowance	$—	$—	$1,101
Recorded investment with no related allowance	5,949	12,159	6,182

Total recorded investment	5,949	12,159	7,283
Allowance on impaired loans	—	—	(1,101)

Net recorded investment in impaired loans	$5,949	$12,159	$6,182

Average total recorded investment in impaired loans	$6,104	$13,074	$10,133

        There were no commitments to lend additional funds to borrowers whose loans are included above.

        Credit Risk and Concentrations—Substantially all of the Company's real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on the collectibility of our loans and on the level of allowance for loan losses required. In addition, although most of the Company's trade finance activities are related to trade with Asia, all of its loans are made to companies domiciled in the United States.

8.     INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership in each limited partnership varies from 1% to 19.8%. Six of the investments are being accounted for using the equity method of accounting, because the Company exercises significant influence over these partnerships. The costs of the remaining investments are being amortized on a level-yield method over the lives of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.

        The remaining federal tax credits to be utilized over a multiple-year period are $26.1 million as of December 31, 2003. The Company's usage of tax credits approximated $4.9 million and $5.0 million during 2003 and 2002, respectively. Investment amortization amounted to $6.7 million and $4.7 million for the years ended December 31, 2003 and 2002, respectively.

        The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse notes which are collateralized by the Company's partnership interests in the real estate investment tax credits. The notes are payable upon demand and if defaulted, interest will be imposed at an annual rate equal to the lesser of 18% per annum or the higher rate permitted by applicable law. No interest is due if the notes are paid on demand. At December 31, 2003, outstanding notes payable related to the purchase of real estate tax credits amounted to $2.2 million, compared with $2.1 million at December 31, 2002. The Company has no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

9.     PREMISES AND EQUIPMENT

        Premises and equipment consist of the following:

	December 31,
	2003	2002
	(In thousands)
Land	$11,157	$11,157
Office buildings	10,717	10,717
Leasehold improvements	6,037	4,697
Furniture, fixtures and equipment	16,173	14,140

Total cost	44,084	40,711
Accumulated depreciation and amortization	(19,127)	(16,770)

Net book value	$24,957	$23,941

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

        As discussed in Note 1, the Company changed its method of accounting for goodwill in 2002.    The following tables set forth a reconciliation of net income and earnings per share information, before the cumulative effect of changes in accounting principle, for the years ended December 31, 2003, 2002 and 2001 adjusted for the non-amortization provision of SFAS No. 142:

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Reported net income	$58,992	$49,489	$38,783
Deduct: Recognition of negative goodwill, net of tax	—	(788)	—
Add back: SFAS No. 133 fair value evaluation, net of tax	—	—	87

Reported net income before cumulative effect of change in accounting principle	$58,992	$48,701	$38,870
Add back: Goodwill amortization, net of tax expense of $621 for the year ended December 31, 2001	—	—	856
Deduct: Negative goodwill amortization	—	—	(94)

Adjusted net income	$58,992	$48,701	$39,632

Basic earnings per share:
Reported net income per share	$2.45	$2.10	$1.68
Recognition of negative goodwill	—	(0.03)	—
SFAS No. 133 fair value evaluation	—	—	—
Goodwill amortization	—	—	0.04
Negative goodwill amortization	—	—	—

Adjusted net income per share	$2.45	$2.07	$1.72

Diluted earnings per share:
Reported net income per share	$2.38	$2.01	$1.61
Recognition of negative goodwill	—	(0.03)	—
SFAS No. 133 fair value evaluation	—	—	—
Goodwill amortization	—	—	0.04
Negative goodwill amortization	—	—	—

Adjusted net income per share	$2.38	$1.98	$1.65

        The carrying amount of remaining goodwill amounted to $28.7 million and $19.0 million at December 31, 2003 and 2002, respectively. The change in the carrying value of goodwill during the year ended December 31, 2003 represents goodwill arising from the acquisition of Pacific Business Bank in March 2003. The Company did not recognize any impairment losses as a result of its annual impairment test of goodwill as of December 31, 2003.

        The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. At December 31, 2003, the gross carrying amount and related accumulated amortization of deposit premiums totaled $14.5 million and $6.9 million, respectively. The Company amortizes premiums on acquired deposits using the straightline method over 7 years. The total amortization expense on deposit premiums totaled $2.0 million and $1.8 million during the years ended December 31, 2003 and 2002, respectively. Estimated future amortization expense of premiums on acquired deposits is as follows: $2.1 million in 2004 and 2005, $1.9 million in 2006, $885 thousand in 2007, $295 thousand in 2008 and 2009, and $74 thousand in 2010.

11.   CUSTOMER DEPOSIT ACCOUNTS

        Customer deposit account balances are summarized as follows:

	December 31,
	2003	2002
	(In thousands)
Demand deposits (non-interest bearing)	$922,946	$741,891
Checking accounts (interest bearing)	276,390	230,769
Money market accounts	289,217	167,148
Savings deposits	301,154	256,995

Total core deposits	1,789,707	1,396,803

Time deposits:
Less than $100,000	647,840	632,510
$100,000 or greater	875,120	897,039

Total time deposits	1,522,960	1,529,549

Total deposits	$3,312,667	$2,926,352

        At December 31, 2003, the scheduled maturities of time deposits are as follows:

	$100,000 or Greater	Less Than $100,000	Total
	(In thousands)
2004	$779,242	$585,468	$1,364,710
2005	71,652	47,136	118,788
2006	23,570	12,804	36,374
2007	656	1,268	1,924
2008 and thereafter	—	1,164	1,164

Total	$875,120	$647,840	$1,522,960

        Accrued interest payable was $573 thousand and $1.5 million at December 31, 2003 and 2002, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Checking accounts	$776	$1,409	$1,968
Money market accounts	1,710	2,237	4,848
Savings deposits	362	930	2,442
Time deposits:
Less than $100,000	10,410	16,990	27,240
$100,000 or greater	16,688	22,009	37,448

Total	$29,946	$43,575	$73,946

12.   SHORT-TERM BORROWINGS

        Short-term borrowings include federal funds purchased or securities sold under agreements to repurchase. Federal funds purchased generally mature within one business day while securities sold under agreements to repurchase generally mature within 90 days from the transaction date. At

December 31, 2003, total short-term borrowings consisted entirely of federal funds purchased amounting to $12.0 million.

        The following table provides information on short-term borrowings for the periods indicated:

	As of and for the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Federal funds purchased:
Total federal funds purchased at end of year	$12,000	$—	$—
Average balance outstanding during the year	$3,044	$3,393	$20,096
Maximum amount outstanding at any month-end during the year	$12,000	$10,000	$49,000
Weighted average interest rate during the year	1.40%	2.02%	5.13%
Weighted average interest rate at end of year	1.00%	—%	—%

        As a means of augmenting its liquidity, the Company has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2003, the Company's available borrowing capacity includes $95.0 million in federal funds line facilities and $10.9 million in reverse repurchase arrangements. This compares to $92.0 million in available federal funds line facilities and $165.4 million in available reverse repurchase agreements at December 31, 2002. In addition to federal funds line facilities and reverse repurchase agreements, the Company also had $810.6 million and $47.5 million in unused FHLB advances at December 31, 2003 and 2002, respectively.

13.   FEDERAL HOME LOAN BANK ADVANCES

        FHLB advances and their related weighted average interest rates are summarized as follows:

	December 31,
	2003		2002
	(In thousands)
Maturing during Year Ending December 31,
2003	$—	—%	$14,000	5.94%
2004	261,300	1.45%	20,000	5.11%
2005	20,000	1.33%	—	—%

Total	$281,300	1.44%	$34,000	5.45%

        All outstanding FHLB advances at December 31, 2003, amounting to $281.3 million, are at fixed interest rates. Of this amount, $120.0 million represent overnight borrowings. Some advances are secured by certain real estate loans with remaining principal balances of approximately $2.2 billion and $369.9 million at December 31, 2003 and 2002, respectively.

14.   CAPITAL RESOURCES

        Junior Subordinated Debt—The Company has formed three statutory business trusts, as discussed below, to issue junior subordinated debt securities. The proceeds from these debt securities are loaned by the Trusts to the Company and are reported in the consolidated balance sheet as junior subordinated debt. On March 23, 2000, East West Capital Trust I, a wholly-owned subsidiary of the Company, issued $10.8 million of junior subordinated deferrable interest debentures. These securities have a scheduled maturity date of March 8, 2030 and a fixed interest rate of 10.875% per annum. Interest payments are due on March 8 and September 8 of each year.

        On July 26, 2000, East West Capital Trust II, also a wholly-owned subsidiary of the Company, issued $10.0 million in junior subordinated deferrable interest debentures. The scheduled maturity date of these securities is July 19, 2030. These securities bear a fixed interest rate of 10.945% per annum and interest payments are due on January 19 and July 19 of each year.

        On December 17, 2003, East West Capital Statutory Trust III, also a wholly-owned subsidiary of the Company, issued $10.0 million in junior subordinated deferrable interest debentures. The scheduled maturity date of these securities is December 17, 2033. These securities bear an initial interest rate of 4.02% per annum. The interest rate will be adjusted to the 3-month LIBOR plus 2.85% at each interest payment date beginning on March 17, 2004. The interest payments are due quarterly on the 17th of March, June, September and December of each year.

        Interest payments on these securities are deductible for tax purposes. These securities are not registered with the Securities and Exchange Commission. For regulatory reporting purposes, these securities qualify for Tier 1 capital treatment.

        Private Placement Offering—On March 1, 2004, the Company completed a private placement of common stock with two institutional investors amounting to approximately $30 million. The transaction involved the sale of 608,566 shares of common stock at a purchase price of approximately $49.30 per share. In addition, the Company granted the investors a right to purchase up to an additional 202,856 shares of common stock at approximately $49.30 per share, or up to an additional $10.0 million. The Company intends to use the net proceeds from the placement for general corporate purposes, including support for the continued growth of the Bank.

        Neither the shares of common stock sold to the investors, the investors' options, nor the additional shares covered by the investors' options, have been registered under the Securities Act of 1933. Accordingly, these securities may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. The Company expects to file a registration statement in March 2004 which will cover the resale of these securities by the investors.

15.   INCOME TAXES

        The provision for income taxes consists of the following components:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current income tax expense (benefit):
Federal	$24,988	$21,278	$12,624
State	8,918	4,356	(1,043)

Total current income tax expense	33,906	25,634	11,581

Deferred income tax (benefit) expense:
Federal	(2,915)	(4,466)	1,518
State	(323)	(1,053)	631

Total deferred income tax (benefit) expense	(3,238)	(5,519)	2,149

Provision for income taxes	$30,668	$20,115	$13,730

        The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2003	2002	2001
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	6.2	3.1	(0.5)
Tax credits	(5.3)	(7.7)	(8.1)
Other, net	(1.7)	(1.2)	(0.3)

Effective income tax rate	34.2%	29.2%	26.1%

        During the years ended December 31, 2002, 2001 and 2000, the Company realized state tax benefits through the formation and funding of a regulated investment company in July 2000. Because of the deregistration of this entity on December 30, 2002, as discussed in Note 1, the Company did not recognize such state tax benefits during 2003.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2003			2002
	Federal	State	Total	Federal	State	Total
	(In thousands)
Deferred tax liabilities:
Core deposit premium	$2,557	$792	$3,349	$2,508	$777	$3,285
Depreciation	1,477	545	2,022	1,605	558	2,163
FHLB stock dividends	1,568	485	2,053	1,395	432	1,827
Deferred loan fees	8,361	2,590	10,951	6,091	1,887	7,978
Affordable housing partnership tax loss	7,228	2,239	9,467	4,989	1,545	6,534
Purchased loan discounts	465	144	609	994	308	1,302
Unrealized gain on securities	805	161	966	1,930	386	2,316
Other, net	1,393	1,483	2,876	1,319	1,023	2,342

Total gross deferred tax liabilities	23,854	8,439	32,293	20,831	6,916	27,747

Deferred tax assets:
Bad debt deduction	(15,881)	(4,919)	(20,800)	(12,352)	(3,826)	(16,178)
Affordable housing partnership book loss	(7,979)	(2,471)	(10,450)	(5,751)	(1,781)	(7,532)
Deferred compensation accrual	(2,706)	(838)	(3,544)	(2,363)	(732)	(3,095)
California franchise tax	(3,226)	—	(3,226)	(1,192)	—	(1,192)
Net operating loss carryforwards	(2,938)	—	(2,938)	(3,518)	—	(3,518)
Other, net	(1,172)	(174)	(1,346)	(1,770)	(155)	(1,925)

Total gross deferred tax assets	(33,902)	(8,402)	(42,304)	(26,946)	(6,494)	(33,440)

Net deferred tax (assets) liabilities	$(10,048)	$37	$(10,011)	$(6,115)	$422	$(5,693)

        At December 31, 2003, the Bank had federal net operating loss carryforwards of approximately $8.4 million which expire through 2020. These net operating loss carryforwards were acquired in connection with the Bank's acquisition of American International Bank ("AIB"). Federal and state tax laws, related to a change in ownership, such as the acquisition of AIB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

16.   COMMITMENTS AND CONTINGENCIES

        Credit Extensions—In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. While the Company does not anticipate losses as a result of these transactions, commitments are included in determining the appropriate level of the allowance for off-balance sheet credit exposures.

        Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2003 and 2002, undisbursed loan commitments amounted to $655.8 million and $462.4 million, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $504.1 million and $230.2 million as of December 31, 2003 and 2002, respectively.

        Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2003 and 2002, commercial and standby letters of credit totaled $387.4 million and $315.6 million, respectively. The Bank issues standby letters of credit ("SBLCs") and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitor the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

        Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually, and upon evaluation of the customers' creditworthiness, the Bank has the right to terminate or change certain terms of the credit card lines.

        The Bank uses the same credit policies in making commitments and conditional obligations as in extending loan facilities to customers. It evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

        Lease Commitments—The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $4.3 million, $3.7 million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Future minimum rental payments under noncancelable operating leases are as follows:

December 31,	(In thousands)
2004	$4,088
2005	3,702
2006	2,912
2007	2,245
2008	1,216
Thereafter	2,512

Total	$16,675

        Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2003. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

        Regulated Investment Company—On December 31, 2003, the California Franchise Tax Board ("FTB") announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc., a regulated investment company, was created in July 2000 for the principal purpose of raising capital for the Bank in an efficient and economical manner. This entity provided state tax benefits beginning in 2000 through the end of 2002, when it was officially dissolved. The Company did not recognize any tax benefits relating to this entity in 2003. It is management's opinion, based on the advice of counsel, that the tax benefits realized in previous years, totaling $8.4 million, were appropriate and fully defensible under the existing tax codes at that time. As such, the Company has not deemed it necessary at the present time to establish any reserves for such benefits. If, however, the FTB position were to be retroactively applied to the years when the Company recognized the tax benefits, the Company could be obligated to repay these tax benefits, along with interest and penalties.

17.   STOCK COMPENSATION PLANS

        Stock Options—The Company adopted the 1998 Stock Incentive Plan (the "Plan") on June 25, 1998. Pursuant to amendments under the Plan, the Company may grant stock options, restricted stock, or any form of award deemed appropriate not to exceed 3,500,000 shares of common stock over a ten-year period. The stock options awarded under the Plan are granted with a three-year or four-year vesting period and a seven-year or ten-year contractual life.

        A summary of the Company's stock options as of and for the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,302,133	$19.73	2,009,493	$13.17	2,017,191	$10.86
Granted	74,250	34.23	818,650	30.77	391,700	23.93
Exercised	(333,501)	14.12	(472,077)	10.71	(300,724)	10.20
Forfeited	(72,507)	25.56	(53,933)	21.62	(98,674)	17.71

Outstanding at end of year	1,970,375	$21.26	2,302,133	$19.73	2,009,493	$13.17

Options exercisable at year-end	1,109,925		1,121,565		1,030,827
Weighted-average fair value of options granted during the year	$8.55		$8.38		$8.20

        Of the total options granted in 2002 and 2001 shown in the table above, 20,000 and 25,000, respectively, were granted to outside directors. No options were granted to outside directors during 2003.

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$10 to $15	753,031	4.6 years	$10.04	750,531	$10.03
$15 to $20	119,334	6.6 years	16.25	71,084	16.39
$20 to $25	255,398	7.2 years	23.93	105,498	23.96
$25 to $30	281,287	8.1 years	25.91	61,637	25.91
$30 to $35	548,825	5.7 years	33.72	121,175	33.76
$35 to $40	10,500	6.0 years	36.60	—	—
$40 to $45	1,000	6.6 years	42.11	—	—
$45 to $50	—	—	—	—	—
$50 to $55	1,000	6.9 years	53.81	—	—

$10 to $55	1,970,375	5.9 years	$21.26	1,109,925	$15.23

        Restricted Stock—As part of the 1998 Stock Incentive Plan, the Company granted restricted stock with a three-year vesting period and a ten-year contractual life to directors, officers and employees during 2003 and previous years. Noncash compensation costs amounted to $430 thousand, $148 thousand and $328 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. The Company was entitled to an income tax deduction in 2002 in connection with the restricted stock awards because a majority of the restrictions on the 1999 restricted stock grants lapsed as of December 31, 2002.

        A summary of the Company's restricted stock as of December 31, 2003 and 2002, including changes during the years then ended, is as follows:

	2003		2002
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	1,500	$12.00	71,922	$10.63
Granted	83,337	43.31	—	—
Vested	(1,500)	12.00	(69,554)	10.56
Forfeited	(550)	47.84	(868)	10.56

Outstanding at end of year	82,787	$43.28	1,500	$12.00

        Of the total restricted stocks granted in 2003, as presented in the table above, 2,635 shares were granted to outside directors.

        Stock Purchase Plan—The Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. Under the terms of the Purchase Plan, employees can purchase shares of the Company's common stock at 85% of the per-share market price at the date of grant, subject to an annual limitation of common stock valued at $25,000. The Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

        The Purchase Plan covers a total of 1,000,000 shares of the Company's common stock. During 2003 and 2002, 50,963 shares totaling $1.3 million and 43,284 shares totaling $958 thousand, respectively, were sold to employees under the Purchase Plan.

        Warrants—During 2001, in conjunction with an exclusive ten-year agreement with 99 Ranch Market, the Company issued 300,000 warrants to certain senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share (see Note 19). These warrants vest over six years. At December 31, 2003, warrants to purchase a total of 240,000 shares remain outstanding.

18.   EMPLOYEE BENEFIT PLANS

        The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2003, 2002 and 2001, the Company contributed $1.2 million, $967 thousand, and $889 thousand, respectively.

        During 2002, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers' years of service and compensation. For the years ended December 31, 2003 and 2002, $1.2 million and $577 thousand, respectively, of benefits were accrued and expensed. The SERP is being funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2003, the life insurance contracts had a value of $30.6 million. There were no vested benefit obligations as of December 31, 2003.

19.   STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

        In-Store Banking Agreement—During 2001, in conjunction with its exclusive ten-year agreement with 99 Ranch Market to provide in-store banking services to targeted locations throughout California, the Company issued 300,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $26.67 per share. These warrants vest over six years and are intended to provide direct benefit to 99 Ranch Market executives that make a significant contribution to the success of the in-store banking operations. The estimated fair value of the warrants when issued was $2.7 million.

        To further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 400,000 newly issued shares of the Company's common stock totaling $7.9 million. The shares were sold for cash at a price of $19.71 per share. No underwriting discounts or commissions were paid in connection with this transaction. The shares were restricted and became available for sale commencing in two years from the transaction date of August 30, 2001. Upon the two-year anniversary, 40% of the shares became available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares is $6.9 million.

        The excess of the combined fair values of the issued warrants and the purchased shares over the total consideration paid by the senior executives of 99 Ranch Market for the newly issued shares is accounted for as an intangible asset and is being amortized over the life of the agreement.

        Stock Repurchase Program—Since 1999, the Company's Board of Directors has authorized the repurchase of up to $42.0 million of the Company's common stock under six different Stock Repurchase Programs. During the year ended December 31, 2001, excluding the forfeiture of restricted shares, the Company repurchased 556,000 shares of common stock at a total cost of $12.8 million. The Company did not repurchase any shares during the years ended December 31, 2003 and 2002.

        Quarterly Dividends—The Company declared and paid cash dividends of $0.10 per share during each of the four quarters of 2003 and $0.0675 per share during each of the four quarters of 2002 totaling $9.6 million and $6.4 million, respectively. On January 21, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2004. The total dividend amounted to $2.4 million and was paid on or about February 11, 2004 to shareholders of record on January 28, 2004.

        Earnings Per Share—The calculation of earnings per share and diluted earnings per share for 2003, 2002 and 2001 is presented below:

(In thousands, except per share data)	Net Income	Number of Shares	Per Share Amounts
2003
Basic EPS	$58,992	24,056	$2.45
Effect of dilutive securities:
Stock Options	—	614
Restricted Stock	—	19
Stock Warrants	—	54

Diluted EPS	$58,992	24,743	$2.38

2002
Basic EPS	$49,489	23,596	$2.10
Effect of dilutive securities:
Stock Options	—	943
Restricted Stock	—	27
Stock Warrants	—	64

Diluted EPS	$49,489	24,630	$2.01

2001
Basic EPS	$38,783	23,033	$1.68
Effect of dilutive securities:
Stock Options	—	953
Restricted Stock	—	49
Stock Warrants	—	19

Diluted EPS	$38,783	24,054	$1.61

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

        As of December 31, 2003 and 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

        The actual and required capital amounts and ratios at December 31, 2003 and 2002 are presented as follows:

					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$398,921	10.9%	$293,614	8.0%	n/a	n/a
East West Bank	$379,390	10.4%	$293,103	8.0%	$366,379	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$354,511	9.7%	$146,807	4.0%	n/a	n/a
East West Bank	$334,014	9.1%	$146,552	4.0%	$219,827	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$354,511	9.1%	$155,298	4.0%	n/a	n/a
East West Bank	$334,014	8.6%	$155,089	4.0%	$193,861	5.0%
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$324,238	11.9%	$218,651	8.0%	n/a	n/a
East West Bank	$312,392	11.5%	$218,292	8.0%	$272,864	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$290,047	10.6%	$109,326	4.0%	n/a	n/a
East West Bank	$278,256	10.2%	$109,146	4.0%	$163,719	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$290,047	9.0%	$129,034	4.0%	n/a	n/a
East West Bank	$278,256	8.6%	$129,072	4.0%	$161,340	5.0%

        Reserve Requirement—The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $5.3 million and $3.3 million at December 31, 2003 and 2002, respectively.

21.   FAIR VALUES OF FINANCIAL INSTRUMENTS

        The Company has determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2003		2002
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$141,589	$141,589	$295,272	$295,272
Certificates of deposit	594	594	—	—
Investment securities available for sale	445,142	445,142	531,607	531,607
Loans receivable, net	3,234,133	3,274,055	2,313,199	2,346,767
FHLB stock	17,122	17,122	9,317	9,317
Accrued interest receivable	14,743	14,743	12,272	12,272
Liabilities:
Customer deposit accounts:
Demand accounts	(1,789,707)	(1,789,707)	(1,396,803)	(1,396,803)
Time deposits	(1,522,960)	(1,524,631)	(1,529,549)	(1,536,731)
Short-term borrowings	(12,000)	(12,000)	—	—
FHLB advances	(281,300)	(281,232)	(34,000)	(35,413)
Notes payable	(2,192)	(2,192)	(2,100)	(2,100)
Junior subordinated debt	(31,702)	(29,908)	(20,750)	(25,024)
Accrued interest payable	(1,556)	(1,556)	(2,468)	(2,468)
Off-balance sheet financial instruments:
Commercial letters of credit	28,700	(108)	21,057	(79)
Standby letters of credit	358,671	4,577	294,508	3,905
Commitments to extend credit	655,829	3,224	462,382	2,405

        The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

        Cash and Cash Equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

        Investment Securities—The fair value is based on quoted market price from securities brokers or dealers in the respective instruments.

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

        Junior Subordinated Debt—The fair values of junior subordinated debt are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bond at each reporting date.

        Commitments to Extend Credit, Commercial and Standby Letters of Credit—The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparty's credit standing.

        The fair value estimates presented herein are based on pertinent information available to management as of each reporting date. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

22.   SEGMENT INFORMATION

        The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company's remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in "Other." Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank's branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Bank's northern and southern California production offices. The treasury department's primary focus is managing the Bank's investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank's portfolio of single family and multifamily residential loans.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company's internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual losses incurred and an allocation of the remaining provision based on new loan originations for the period. The Company evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

        Future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

        The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$48,210	$78,373	$18,467	$28,646	$4,847	$178,543
Charge for funds used	(17,052)	(27,802)	(9,886)	(13,528)	(499)	(68,767)

Interest spread on funds used	31,158	50,571	8,581	15,118	4,348	109,776

Interest expense	(25,707)	(1,078)	(8,447)	—	—	(35,232)
Credit on funds provided	49,271	2,537	9,221	—	7,738	68,767

Interest spread on funds provided	23,564	1,459	774	—	7,738	33,535

Net interest income	$54,722	$52,030	$9,355	$15,118	$12,086	$143,311

Depreciation and amortization	$3,776	$154	$314	$1,628	$6,267	$12,139
Segment pretax profit	6,413	48,715	9,791	12,379	12,362	89,660
Segment assets	1,065,693	1,701,073	523,088	546,419	219,160	4,055,433
	Year Ended December 31, 2002
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$37,401	$71,796	$17,214	$36,468	$4,409	$167,288
Charge for funds used	(15,391)	(31,310)	(14,703)	(19,845)	(605)	(81,854)

Interest spread on funds used	22,010	40,486	2,511	16,623	3,804	85,434

Interest expense	(36,710)	(1,503)	(10,766)	—	—	(48,979)
Credit on funds provided	58,570	2,989	11,342	—	8,953	81,854

Interest spread on funds provided	21,860	1,486	576	—	8,953	32,875

Net interest income	$43,870	$41,972	$3,087	$16,623	$12,757	$118,309

Depreciation and amortization	$3,646	$972	$1,010	$681	$4,141	$10,450
Segment pretax profit	6,136	39,715	3,188	15,552	4,225	68,816
Segment assets	668,710	1,227,483	736,073	474,480	214,743	3,321,489
	Year Ended December 31, 2001
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$43,433	$67,888	$27,219	$40,496	$4,659	$183,695
Charge for funds used	(24,902)	(39,982)	(24,312)	(28,185)	466	(116,915)

Interest spread on funds used	18,531	27,906	2,907	12,311	5,125	66,780

Interest expense	(59,007)	(2,360)	(21,981)	—	—	(83,348)
Credit on funds provided	87,088	4,583	25,244	—	—	116,915

Interest spread on funds provided	28,081	2,223	3,263	—	—	33,567

Net interest income	$46,612	$30,129	$6,170	$12,311	$5,125	$100,347

Depreciation and amortization	$5,351	$857	$(552)	$638	$3,159	$9,453
Segment pretax profit	3,927	24,098	7,096	9,768	7,711	52,600
Segment assets	569,645	1,066,957	487,085	530,777	170,839	2,825,303

23.   EAST WEST BANCORP, INC. (parent company only)

BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(In thousands)
ASSETS:
Cash and cash equivalents	$11,142	$7,025
Loans receivable	450	450
Investment securities	966	—
Investments in affordable housing partnerships	833	1,145
Investment in subsidiaries	372,828	311,926
Investment in nonbank entity	250	250
Goodwill	958	958
Other assets	7,457	2,935

Total assets	$394,884	$324,689

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES
Junior subordinated debt	$31,702	$21,392
Other liabilities	1,199	1,180

Total liabilities	32,901	22,572

STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share)
Authorized—50,000,000 shares
Issued—26,845,819 shares and 26,298,346 shares in 2003 and 2002, respectively
Outstanding—24,428,725 shares and 23,881,897 shares in 2003 and 2002, respectively	27	27
Additional paid in capital	171,518	155,904
Retained earnings	228,242	178,873
Deferred compensation	(3,153)	—
Treasury stock, at cost: 2,417,094 shares in 2003 and 2,416,449 shares in 2002	(35,986)	(35,955)
Accumulated other comprehensive income, net of tax	1,335	3,268

Total stockholders' equity	361,983	302,117

Total liabilities and stockholders' equity	$394,884	$324,689

STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Dividends from subsidiaries	$10,645	$6,895	$6,887
Interest income	250	112	85
Other income	31	274	68

Total income	10,926	7,281	7,040

Interest expense	2,280	2,334	2,334
Compensation and net occupancy reimbursement to subsidiary	1,990	1,338	1,274
Other expense	1,090	1,487	927

Total expense	5,360	5,159	4,535

Income before income taxes and equity in undistributed income of subsidiaries	5,566	2,122	2,505
Income tax benefit	1,299	2,367	1,919
Equity in undistributed income of subsidiaries	52,127	45,000	34,359

Net income	$58,992	$49,489	$38,783

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$58,992	$49,489	$38,783
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(52,127)	(45,000)	(34,360)
Depreciation and amortization	360	310	194
Stock compensation cost	442	181	369
Net change in other assets	(122)	(72)	(15)
Net change in other liabilities	(249)	3,394	1,542

Net cash provided by operating activities	7,296	8,302	6,513

Cash flows from investing activities:
Net change in loans receivable	—	50	—
Purchase of investment securities	(1,000)	—	—
Capital contribution to subsidiary	(10,288)	(4,708)	—
Purchase of investments in affordable housing partnerships	—	(400)	(1,091)

Net cash used in investing activities	(11,288)	(5,058)	(1,091)

Cash flows from financing activities:
Proceeds from common stock options exercised	4,710	5,055	3,068
Proceeds from stock purchase plan	1,342	958	682
Proceeds from stock warrants exercised	1,775	50	279
Proceeds from issuance of common stock related to in-store banking operations	—	—	7,884
Proceeds from issuance of junior subordinated debt	10,000	—	—
Payment of debt issue cost	(90)	—	—
Repurchases of common stock	(5)	(10)	(12,885)
Dividends paid on common stock	(9,623)	(6,381)	(2,782)

Net cash provided by (used in) financing activities	8,109	(328)	(3,754)

Net increase in cash and cash equivalents	4,117	2,916	1,668
Cash and cash equivalents, beginning of year	7,025	4,109	2,441

Cash and cash equivalents, end of year	$11,142	$7,025	$4,109

Supplemental Cash Flow Disclosures
Interest paid	$2,234	$2,264	$2,245
Income tax payments, net	34,247	(451)	(72)
Noncash financing activities:
Issuance of shares in connection with the acquisition of Prime Bank	—	—	12,260
Deferred operating expense from issuance of common stock and warrants related to in-store banking operations	—	—	1,757

24. QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2003
Interest and dividend income	$48,191	$45,427	$43,873	$41,052
Interest expense	8,381	7,966	8,892	9,993

Net interest income	39,810	37,461	34,981	31,059
Provision for loan losses	2,300	2,000	2,010	2,490

Net interest income after provision for loan losses	37,510	35,461	32,971	28,569
Noninterest income	8,124	9,193	8,682	6,780
Noninterest expense	21,084	19,843	19,310	17,393

Income before provision for income taxes	24,550	24,811	22,343	17,956
Provision for income taxes	8,143	8,669	7,658	6,198

Net income	$16,407	$16,142	$14,685	$11,758

Basic earnings per share	$0.68	$0.67	$0.61	$0.49
Diluted earnings per share	$0.65	$0.65	$0.60	$0.48
2002
Interest and dividend income	$40,881	$43,839	$42,224	$40,344
Interest expense	11,585	12,387	12,463	12,544

Net interest income	29,296	31,452	29,761	27,800
Provision for loan losses	2,550	2,550	2,550	2,550

Net interest income after provision for loan losses	26,746	28,902	27,211	25,250
Noninterest income	7,499	6,312	5,560	5,016
Noninterest expense	16,317	16,277	15,968	15,118

Income before provision for income taxes	17,928	18,937	16,803	15,148
Provision for income taxes	5,293	6,051	4,554	4,217

Income before cumulative effect of change in accounting principle	12,635	12,886	12,249	10,931
Cumulative effect of change in accounting principle	—	—	—	788

Net income	$12,635	$12,886	$12,249	$11,719

Basic earnings per share	$0.53	$0.54	$0.52	$0.50
Diluted earnings per share	$0.52	$0.52	$0.49	$0.48

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: March 10, 2004

EAST WEST BANCORP, INC. (REGISTRANT)
By	/s/ DOMINIC NG DOMINIC NG Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG Dominic Ng	Chairman of the Board, President, Chairman, and Chief Executive Officer (principal executive officer)	March 10, 2004
/s/ JULIA GOUW Julia Gouw	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	March 10, 2004
/s/ PEGGY T. CHERNG Peggy T. Cherng	Director	March 10, 2004
/s/ JOHN KOOKEN John Kooken	Director	March 10, 2004
/s/ HERMAN Y. LI Herman Y. Li	Director	March 10, 2004
/s/ JACK C. LIU Jack C. Liu	Director	March 10, 2004
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 10, 2004

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
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
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
EAST WEST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
EAST WEST BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES