Form 10-Q
period 2004-03-31
EAST WEST BANCORP INC
filed 2004-05-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

(626) 799-5700

(Registrant’s telephone number, including area code)

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date:  25,122,813 shares of common stock as of April 30, 2004.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”), and in particular, the Company’s Form 10-K under the heading “Risk Factors That May Affect Future Results.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$382,425	$141,589
Interest-bearing deposits in other banks	594	594
Investment securities available-for-sale, at fair value (with amortized cost of $389,815 in 2004 and $442,875 in 2003)	392,495	445,142
Loans receivable, net of allowance for loan losses of $42,268 in 2004 and $39,246 in 2003	3,601,743	3,234,133
Investment in Federal Home Loan Bank stock, at cost	29,712	17,122
Investment in affordable housing partnerships	28,042	28,808
Premises and equipment, net	25,274	24,957
Due from customers on acceptances	15,668	16,119
Premiums on deposits acquired, net	7,046	7,565
Goodwill and other intangible assets	30,684	30,308
Cash surrender value of life insurance policies	65,366	64,805
Accrued interest receivable and other assets	32,538	34,243
Deferred tax assets	11,273	10,048
TOTAL	$4,622,860	$4,055,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,060,048	$922,946
Interest-bearing	2,585,146	2,389,721
Total deposits	3,645,194	3,312,667
Short-term borrowings	—	12,000
Federal Home Loan Bank advances	481,300	281,300
Notes payable	1,892	2,192
Bank acceptances outstanding	15,668	16,119
Accrued expenses and other liabilities	39,981	37,433
Deferred tax liabilities—State	—	37
Junior subordinated debt	31,702	31,702
Total liabilities	4,215,737	3,693,450
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share)
Authorized—50,000,000 shares
Issued—27,512,816 shares and 26,845,819 shares in 2004 and 2003, respectively
Outstanding—25,093,552 shares and 24,428,725 shares in 2004 and 2003, respectively	28	27
Additional paid in capital	202,850	171,518
Retained earnings	242,744	228,242
Deferred compensation	(3,963)	(3,153)
Treasury stock, at cost: 2,419,264 shares in 2004 and 2,417,094 shares in 2003	(36,096)	(35,986)
Accumulated other comprehensive income, net of tax	1,560	1,335
Total stockholders’ equity	407,123	361,983
TOTAL	$4,622,860	$4,055,433

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$47,838	$35,827
Investment securities available-for-sale	3,813	4,566
Short-term investments	240	537
Federal Home Loan Bank stock	254	122
Total interest and dividend income	52,145	41,052
INTEREST EXPENSE
Customer deposit accounts	7,401	8,884
Short-term borrowings	6	11
Federal Home Loan Bank advances	1,967	532
Junior subordinated debt	688	566
Total interest expense	10,062	9,993
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	42,083	31,059
PROVISION FOR LOAN LOSSES	3,750	2,490
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,333	28,569
NONINTEREST INCOME
Branch fees	1,795	1,723
Letters of credit fees and commissions	2,113	1,470
Ancillary loan fees	1,153	852
Net gain on sales of loans	25	101
Net gain on sales of investment securities available-for-sale	1,194	347
Income from secondary market activities	755	708
Income from life insurance policies	779	802
Other operating income	643	777
Total noninterest income	8,457	6,780
NONINTEREST EXPENSE
Compensation and employee benefits	9,168	7,722
Net occupancy	2,694	2,290
Amortization of investments in affordable housing partnerships	1,855	1,321
Amortization of premiums on deposits acquired	518	445
Data processing	461	386
Deposit insurance premiums and regulatory assessments	178	173
Deposit-related expenses	968	863
Other operating expenses	4,914	4,193
Total noninterest expense	20,756	17,393
INCOME BEFORE PROVISION FOR INCOME TAXES	26,034	17,956
PROVISION FOR INCOME TAXES	9,089	6,198
NET INCOME	$16,945	$11,758
BASIC EARNINGS PER SHARE	$0.69	$0.49
DILUTED EARNINGS PER SHARE	$0.67	$0.48
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	24,569	23,891
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	25,347	24,541

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
						Other
		Additional				Comprehensive		Total
	Common	Paid-In	Retained	Deferred	Treasury	Income,	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Stock	Net of Tax	Income	Equity
	(In thousands, except share data)
BALANCE, DECEMBER 31, 2002	$27	$155,904	$178,873	$—	$(35,955)	$3,268		$302,117
Comprehensive income`
Net income for the period			11,758				$11,758	11,758
Net unrealized gain on securities						63	63	63
Comprehensive income							$11,821
Stock compensation cost		5		33				38
Tax benefit from option exercise		174						174
Issuance of 23,209 shares under Stock Option Plan		376						376
Issuance of 35,850 shares under Restricted Stock Plan		1,192		(1,192)				—
Issuance of 4,000 shares under Stock Warrants Plan		40						40
Dividends paid on common stock			(2,388)					(2,388)
BALANCE, MARCH 31, 2003	$27	$157,691	$188,243	$(1,159)	$(35,955)	$3,331		$312,178
BALANCE, DECEMBER 31, 2003	$27	$171,518	$228,242	$(3,153)	$(35,986)	$1,335		$361,983
Comprehensive income
Net income for the period			16,945				$16,945	16,945
Net unrealized gain on securities						225	225	225
Comprehensive income							$17,170
Stock compensation cost				319				319
Tax benefit from option exercise		469						469
Issuance of 34,981 shares under Stock Option Plan		743						743
Issuance of 608,566 shares under Private Placement	1	28,881						28,882
Issuance of 23,450 shares under Restricted Stock Plan		1,239		(1,239)				—
Cancellation of 2,170 shares due to forfeitures of issued restricted stock				110	(110)			—
Dividends paid on common stock			(2,443)					(2,443)
BALANCE, MARCH 31, 2004	$28	$202,850	$242,744	$(3,963)	$(36,096)	$1,560		$407,123

	Three Months Ended
	March 31,	March 31,
Disclosure of reclassification amounts:	2004	2003
	(In thousands)
Unrealized holding gains on securities arising during period, net of tax expense of $675 in 2004 and $222 in 2003	$933	$332
Less: Reclassification adjustment for gains included in net income, net of tax expense of $511 in 2004 and $180 in 2003	(708)	(269)
Net unrealized gains on securities, net of tax expense of $163 in 2004 and $42 in 2003	$225	$63

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,945	$11,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,880	2,727
Stock compensation costs	319	38
Deferred tax benefit	(1,463)	(1,857)
Provision for loan losses	3,750	2,490
Net gain on sales of investment securities, loans and other assets	(1,978)	(1,169)
Federal Home Loan Bank stock dividends	(147)	—
Proceeds from sale of loans held for sale	38,018	40,565
Originations of loans held for sale	(37,726)	(39,857)
Tax benefit from stock options exercised	469	174
Net change in accrued interest receivable and other assets, net of effects from purchase of Pacific Business Bank in 2003	(1,030)	(3,498)
Net change in accrued expenses and other liabilities, net of effects from purchase of Pacific Business Bank in 2003	4,817	2,666
Total adjustments	7,909	2,279
Net cash provided by operating activities	24,854	14,037
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(371,010)	(79,534)
Purchases of:
Investment securities available-for-sale	(112,109)	(51,309)
Loans receivable	—	(50,746)
Federal Home Loan Bank stock	(13,067)	—
Investments in affordable housing partnerships	(1,089)	(5,218)
Premises and equipment	(1,021)	(450)
Proceeds from sale of:
Investment securities available-for-sale	113,947	9,016
Premises and equipment	1	—
Proceeds from maturity of interest bearing deposits	—	496
Repayments, maturity and redemption of investment securities available-for-sale	52,297	88,711
Redemption of Federal Home Loan Bank stock	624	—
Cash acquired from purchase of Pacific Business Bank, net of cash paid	—	3,713
Net cash used in investing activities	(331,427)	(85,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	332,527	46,499
Net decrease in short-term borrowings	(12,000)	—
Proceeds from Federal Home Loan Bank advances	5,725,000	1,084,000
Repayment of Federal Home Loan Bank advances	(5,525,000)	(1,084,000)
Repayment of notes payable on affordable housing investments	(300)	(300)
Proceeds from common stock options exercised	743	376
Proceeds from stock warrants exercised	—	40
Proceeds from issuance of common stock	28,882	—
Dividends paid on common stock	(2,443)	(2,388)
Net cash provided by financing activities	547,409	44,227
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	240,836	(27,057)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	141,589	295,272
CASH AND CASH EQUIVALENTS, END OF PERIOD	$382,425	$268,215
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,177	$10,202
Income tax payments, net	1,780	8,655

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of East West Bancorp, Inc. and its wholly owned subsidiaries, East West Bank and its subsidiaries (the “Bank”) and East West Insurance Services, Inc. East West Bancorp, Inc. will be referred to herein on a consolidated basis as the “Company.”  Intercompany transactions and accounts have been eliminated in consolidation.

The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”),an interpretation of Accounting Research Bulletin No. 51. FIN No. 46, which was revised in December 2003, requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted the consolidation requirements of FIN No. 46 effective December 31, 2003. As previously reported, the adoption of FIN No. 46 primarily resulted in the reclassification of certain liabilities due to the deconsolidation of statutory business trusts previously consolidated by the Company. FIN No. 46 had no effect on reported net income and cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities,which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to

June 15, 2003 should continue to be applied in accordance with their respective effective dates. Specifically, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Such changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard did not have material impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s financial position, results of operations, or cash flows.

Stock-Based Compensation

The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$16,945	$11,758
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	185	22
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(500)	(333)
Net income, pro forma	$16,630	$11,447
Basic earnings per share
As reported	$0.69	$0.49
Pro forma	$0.68	$0.48
Diluted earnings per share
As reported	$0.67	$0.48
Pro forma	$0.66	$0.47

The weighted average fair value for options granted during the three months ended March 31, 2004 and 2003 was $12.75 and $8.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Expected dividend yield	0.8%	1.2%
Expected volatility	30.7%	33.5%
Risk-free interest rate	2.4%	2.3%
Expected lives	3.5 years	3.5 years

In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records the cost of the restricted shares at market value. The restricted stock grants are reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statements of changes in stockholders’ equity. The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders’ equity is being amortized as compensation expense over three years using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

3. GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The carrying amount of remaining goodwill amounted to $28.7 million at March 31, 2004 and December 31, 2003.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The Company amortizes premiums on acquired deposits using the straight-line method over 7 to 10 years. At March 31, 2004, the balance of deposit premiums totaled $7.0 million. The total amortization expense of deposit premiums totaled $518 thousand and $445 thousand for the three months ended March 31, 2004 and 2003, respectively. Estimated future amortization expense of premiums on acquired deposits is as follows: $1.6 million for the remaining three quarters of 2004, $2.1 million in 2005, $1.9 million in 2006, $885 thousand in 2007, $295 thousand in 2008 and 2009, and $74 thousand in 2010.

4.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of March 31, 2004, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund residential mortgage, commercial real estate and commercial business loan applications in process amounted to $798.0 million, $367.5 million, and $482.5 million, respectively.

Guarantees—From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of March 31, 2004 and December 31, 2003, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $47.3 million and $53.0 million. The Company’s recourse reserve related to these loans totaled $71 thousand and $79 thousand as of March 31, 2004 and December 31, 2003.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loans origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2004 and December 31, 2003, the amount of loans sold without recourse totaled $481.2 million and $474.8 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation—The Company is a party to various legal proceedings arising in the normal course of business. While it is difficult to predict the outcome of such litigation, the Company does not expect that such litigation will have a material adverse effect on its financial position and results of operations.

Regulated Investment Company—As previously reported, the California Franchise Tax Board (the “FTB”) announced that it is taking the position that certain tax deductions related to regulated investment companies (“RICs”) will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc. (the “Fund”), a regulated investment company formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative (“VCI”) offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its recently announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

Pursuant to the VCI program, we filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. We continue to believe that the tax deductions are appropriate and, as such, we have also filed refund claims for the amounts paid with the amended returns. These refund claims will be reflected as assets in the Company’s consolidated financial statements. As a result of these actions—amending our California income tax returns and subsequent related filing of refund claims—we retain our potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. Our potential exposure to all other penalties, however, has been eliminated through this course of action. We will continue to work with counsel to follow the latest developments with regards to this matter as well as actively pursue our refund claims.

5.   STOCKHOLDERS’ EQUITY

Earnings Per Share—The actual number of shares outstanding at March 31, 2004 was 25,093,552. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following tables set forth earnings per share calculations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004			2003
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic earnings per share	$16,945	24,569	$0.69	$11,758	23,891	$0.49
Effect of dilutive securities:
Stock options	—	675	(0.02)	—	552	(0.01)
Restricted stock	—	35	—	—	24	—
Stock warrants	—	68	—	—	74	—
Dilutive earnings per share	$16,945	25,347	$0.67	$11,758	24,541	$0.48

Quarterly Dividends—The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about February 11, 2004 to shareholders of record on January 28, 2004. Cash dividends totaling $2.4 million were paid to the Company’s shareholders during the first quarter of 2004.

6.   PRIVATE PLACEMENT OFFERING

On March 1, 2004, the Company completed a private placement of common stock with two institutional investors amounting to approximately $30 million. The transaction involved the sale of 608,566 shares of common stock at a purchase price of approximately $49.30 per share. In addition, the Company granted the investors a right to purchase up to an additional 202,856 shares of common stock at approximately $49.30 per share, or up to an additional $10.0 million. Net proceeds from the offering were used to support the continued growth of the Company. During April 2004, the Company completed the registration of the common stock sold to the investors as well as the shares covered by the investors’ options with the Securities and Exchange Commission under the Securities Act of 1933.

7.   BUSINESS SEGMENTS

The Company’s management utilizes an internal reporting system to measure the performance of its various operating segments. The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company’s remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in “Other.”  Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations throughout the Company’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Company’s northern and southern California production offices. The treasury department’s primary focus is managing the Company’s investments, liquidity, and interest rate risk while the residential lending segment is mainly responsible for the Company’s portfolio of single family and multifamily residential loans.

Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. The Company allocates indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on new loan originations for the period. The Company evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)
Interest income	$15,399	$24,320	$4,244	$7,594	$588	$52,145
Charge for funds used	(5,839)	(9,545)	(1,071)	(3,719)	—	(20,174)
Interest spread on funds used	9,560	14,775	3,173	3,875	588	31,971
Interest expense	(6,167)	(476)	(3,419)	—	—	(10,062)
Credit on funds provided	12,138	973	7,063	—	—	20,174
Interest spread on funds provided	5,971	497	3,644	—	—	10,112
Net interest income	$15,531	$15,272	$6,817	$3,875	$588	$42,083
Depreciation and amortization	$985	$86	$87	$234	$1,488	$2,880
Segment pretax profit	$3,091	$15,294	$3,507	$4,034	$108	$26,034
Segment assets as of March 31, 2004	$1,218,233	$1,873,819	$702,168	$587,832	$240,808	$4,622,860

	Three Months Ended March 31, 2003
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)
Interest income	$10,717	$17,558	$5,225	$7,344	$208	$41,052
Charge for funds used	(3,952)	(6,888)	(3,776)	(3,710)	—	(18,326)
Interest spread on funds used	6,765	10,670	1,449	3,634	208	22,726
Interest expense	(7,430)	(298)	(2,265)	—	—	(9,993)
Credit on funds provided	12,642	609	5,075	—	—	18,326
Interest spread on funds provided	5,212	311	2,810	—	—	8,333
Net interest income	$11,977	$10,981	$4,259	$3,634	$208	$31,059
Depreciation and amortization	$885	$24	$39	$450	$1,329	$2,727
Segment pretax profit	$584	$10,040	$2,250	$4,952	$130	$17,956
Segment assets as of March 31, 2003	$779,150	$1,230,929	$657,630	$606,258	$245,801	$3,519,768

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our 2003 annual report on Form 10-K for the year ended December 31, 2003, and the accompanying interim unaudited consolidated financial statements and notes thereto.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of March 31, 2004.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four accounting policies that, due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the valuation of retained interests and mortgage servicing assets related to securitizations and sales of loans, and the calculation of accrued income taxes. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

Our significant accounting principles are described in greater detail in our 2003 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

During the first quarter of 2004, we generated record earnings totaling $16.9 million, or $0.67 on a per diluted share basis, compared to the $11.8 million, or $0.48 per diluted share, earned during the same period in 2003. Strong loan growth, an expanding net interest margin, sustained fee income growth, increasing efficiencies in our operating platform, and continued solid asset quality contributed to our earnings performance for the first quarter of 2004. The annualized return on average assets during the current period was 1.60%, compared with 1.42% for the same quarter in 2003. The annualized return on average equity also increased to 17.98% during the first quarter of 2004, compared to 15.42% during the first quarter of 2003. Operating results for the first quarter exceeded our expectations in several areas and, as such, management expects net income per diluted common share for the full year of 2004 to be in the range of approximately 16% to 18% higher than the net income per diluted common share for 2003 based on a stable interest rate environment and efficiency ratio, projected loan growth of 24% to 26% and deposit growth of approximately 15% to 17%.

Total consolidated assets at March 31, 2004 increased 14% to $4.62 billion, compared with $4.06 billion at December 31, 2003. An 11% growth in loans was the primary driver of this increase, rising to a record $3.60 billion at March 31, 2004. We attribute overall loan growth to the continued expansion of lending relationships with new as well as established customers, increased loan origination volume from our branch network, and the addition of personnel to enhance and support loan and deposit growth. Based on our current production levels, which we expect to taper moderately as the year progresses, we project loan growth for the full year of 2004 to be approximately 24% to 26%, compared to our initial estimate of 18% to 20%. The increased growth projection reflects the generally positive fundamentals in California’s real estate markets and our expanded delivery platforms and loan origination capabilities at the branch level.

Total deposits grew 10% to $3.65 billion at March 31, 2004, compared to $3.31 billion at December 31, 2003. Core deposits increased 12% to $2.0 billion at March 31, 2004 predominantly as a result of expanded commercial relationships, as well as programs and products in the retail branches that better align with the needs of both smaller businesses and retail customers.  Time deposits increased 8% to $1.65 billion at March 31, 2004, benefiting directly from the implementation of a retail promotional program during the quarter. We intend to continue running this promotional program through the second quarter of 2004. We also took advantage of attractive market pricing for FHLB advances which increased 71% to $481.3 million at March 31, 2004, compared to $281.3 million at December 31, 2003. This will provide us with cost-effective longer-term financing to support our anticipated loan production activity throughout the year.

Total average assets increased 28% to $4.24 billion during the first quarter of 2004, compared to $3.32 billion for the same quarter in 2003, primarily due to growth in average loans partially offset by an 18% reduction in average investment securities. Proceeds from sales and repayments of investment securities were used to fund a portion of the Company’s loan growth. Total average loans grew to $3.45 billion during the quarter ended March 31, 2004, an increase of 43% over the prior year quarter. The growth in average loans was driven primarily by increases in residential multifamily and commercial real estate loans. Total average deposits rose 14% during the first quarter of 2004 to $3.31 billion, compared to $2.89 billion for the same quarter in 2003. All average core deposit categories experienced double-digit gains during the quarter ended March 31, 2004, with the most significant contributions coming from noninterest-bearing demand deposits and money market accounts.

Partly because of our continued focus on core deposit growth, combined with the significant growth in the loan portfolio, we were able to increase our net interest margin to 4.23% during the quarter ended March 31, 2004, compared to 4.01% during the same quarter in 2003. The yield on average earning assets for the 2004 first quarter fell to 5.24%, compared to 5.30% for the prior year quarter, primarily due to lower market interest rates on loans. The average cost of deposits during the first quarter of 2004 fell to 0.90%, compared to 1.23% for the first quarter of 2003. We believe that the cost of deposits has reached a natural floor, and that for the remainder of 2004, the cost of deposits within each category should be fairly stable. The aforementioned retail time deposit program will increase time deposits as a percentage of overall deposits during 2004 and result in a slight increase in our cost of deposits for the remainder of 2004, assuming a flat interest rate environment.

Total noninterest income increased 25% to $8.5 million during the first quarter of 2004, compared to the $6.8 million for the corresponding quarter in 2003. Major contributions to noninterest income growth during the current quarter came from ancillary loan fees which increased 35% and letters of credit fees and commissions which grew by 44%. Gains on sales of available-for-sale securities also contributed to this growth during the first quarter of 2004. We anticipate noninterest income to remain stable during 2004 based on an expected decline in secondary marketing income resulting from more normalized residential mortgage activities, offset by growth in loan and deposit fees and increased trade finance activities.

Total noninterest expense increased 19% to $20.8 million during the first quarter of 2004, compared with $17.4 million for the prior year quarter. Contributing to the overall increase in noninterest expense were the impact of the acquisition of Pacific Business Bank (“PBB”) in mid-March 2003, the opening of two new Ranch 99 in-store locations during February and August 2003, and the addition of a new administration location during the second half of 2003. Further, we also hired additional personnel to enhance and support the growth in our loans and deposits. All of these factors, among others, contributed to the increase in noninterest expense during the first quarter of 2004. Despite the increase in overall expenses, however, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income decreased to 36% during the first quarter of 2004, compared to 41% during the same period in 2003. We believe this to be a reflection of our ability to efficiently utilize our resources and operating platform to support our continuing growth. We anticipate noninterest expenses during 2004 to increase in the range of 17% to 19% to support the anticipated growth of the Bank in 2004. We also expect our efficiency ratio for 2004 to remain in the 37% to 39% range.

The effective tax rate for the first quarter of 2004 was 34.9%, compared to 34.5% for the same period in 2003. We anticipate our effective tax rate for 2004 to be approximately equal to that of the first quarter. With respect to the latest developments pertaining to our former regulated investment company, East West Securities Company, Inc., we have decided to participate in the voluntary compliance initiative offered by the State of California to avoid the possibility of certain penalties in connection with recent tax law changes that became effective in the latter part of 2003. Pursuant to this program, we have filed amended California income tax returns for all affected years on April 15, 2004 and have paid the resulting taxes and interest due to the FTB. Management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, and consequently, we have filed refund claims for the amounts paid with the amended returns.

Total nonperforming assets amounted to $5.4 million, or 0.12% of total assets at March 31, 2004, compared with $6.6 million, or 0.16%, at December 31, 2003. The reduction in nonperforming assets is due primarily to the resolution of a trade finance loan that is fully insured by the Ex-Im Bank and the payoff of a restructured loan. The allowance for loan losses totaled $42.3 million at March 31, 2004, or 1.16% of outstanding total loans. Net loan chargeoffs totaled $840 thousand, or an annualized 0.10% of average loans, during the first quarter of 2004, compared with $1.1 million, or an annualized 0.18% of average loans, during the same quarter in 2003. We anticipate our overall asset quality to remain sound throughout the remainder of 2004. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below an annualized 0.35% of average loans in 2004.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.8%, a total risk-based capital ratio of 10.9%, and a Tier 1 leverage ratio of 9.5% at March 31, 2004. As previously reported, we completed a private placement of common stock during the quarter with two institutional investors amounting to approximately $30 million. This additional capital will provide us with the financial capacity to continue to capitalize on lending opportunities in our markets as well as facilitate the sustained growth of the Bank.

Results of Operations

We reported first quarter 2004 net income of $16.9 million, or $0.69 per basic share and $0.67 per diluted share, compared with $11.8 million, or $0.49 per basic share and $0.48 per diluted share, reported during the first quarter of 2003. The 44% increase in net earnings is primarily attributable to higher net interest income and noninterest-related revenues, partially offset by a higher provision for loan losses, higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets increased to 1.60% for the quarter ended March 31, 2004, from 1.42% for the same period in 2003. The annualized return on average stockholders’ equity increased to 17.98% for the first quarter of 2004, compared with 15.42% for the same quarter of 2003.

Components of Net Income

	Three Months Ended
	March 31,
	2004	2003
	(In millions)
Net interest income	$42.1	$31.1
Provision for loan losses	(3.8)	(2.5)
Noninterest income	8.5	6.8
Noninterest expense	(20.8)	(17.4)
Provision for income taxes	(9.1)	(6.2)
Net income	$16.9	$11.8
Annualized return on average total assets	1.60%	1.42%
Annualized return on average stockholders’ equity	17.98%	15.42%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the first quarter of 2004 totaled $42.1 million, a 35% increase over net interest income of $31.1 million for the same period in 2003.

Total interest and dividend income during the quarter ended March 31, 2004 increased 27% to $52.1 million, compared with $41.1 million during the same period in 2003. The increase in interest and dividend income during the first quarter of 2004 is attributable primarily to a 29% growth in average earning assets for the quarter ended March 31, 2004 partially offset by lower yields on all categories of earning assets with the exception of the yield on investment securities. Growth in average loans was the primary driver for the growth in average earning assets for the first quarter of 2004. The net growth in average earning assets was funded largely by increases in noninterest-bearing demand deposits, money market accounts and FHLB advances.

Total interest expense during the first quarter of 2004 increased marginally by 1% to $10.1 million, compared with $10.0 million for the same period a year ago. The slight increase in interest expense during the first quarter of 2004 can be attributed to a 29% combined growth in average interest-bearing liabilities, predominantly FHLB advances, offset by lower rates paid on all categories of interest-bearing liabilities, with the exception of savings account deposits.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 22 basis points to 4.23% for the first quarter of 2004, compared with 4.01% for the first quarter of 2003. The increase in the margin over the prior year period was due primarily to the significant growth in the loan portfolio, the higher percentage of loans to earning assets and a greater decline in the cost of interest bearing liabilities as compared to the reduction in yields on earning assets. The overall yield on average earning assets decreased 6 basis points to 5.24% in the first quarter of 2004, compared to 5.30% for the same period a year ago. The decrease in the overall yield is primarily due to a 25 basis point Fed interest rate cut which took effect at the beginning of the third quarter of 2003. Similarly, our overall cost of funds for the three months ended March 31, 2004, decreased 38 basis points to 1.36%, in response to the declining interest rate environment, compared with 1.74% for the first quarter of 2003. We continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 24% to $842.7 million during the quarter ended March 31, 2004, compared with $677.2 million for the same quarter a year ago. Noninterest-bearing demand deposits accounted for 25% of average total deposits during the quarter ended March 31, 2004, compared to only 23% for the same quarter in 2003. During the first quarter of 2004, we also capitalized on attractive market pricing for longer-term funding to help support our flourishing loan growth. This has resulted in a 720% increase in average FHLB advances to $465.2 million for the first quarter of 2004 at an average rate of 1.69%, compared to $56.7 million for the first quarter of 2003 at an average rate of 3.75%. If interest rates remain stable, we expect our net interest margin to increase during the remainder of the year primarily as a result of growth in our earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$87,170	$240	1.10%	$159,190	$537	1.35%
Taxable investment securities(2)(3)	416,762	3,813	3.66%	511,199	4,566	3.57%
Loans receivable(2)(4)	3,452,857	47,838	5.54%	2,417,485	35,827	5.93%
FHLB stock	25,831	254	3.93%	9,348	122	5.22%
Total interest-earning assets	3,982,620	52,145	5.24%	3,097,222	41,052	5.30%
Noninterest-earning assets:
Cash and due from banks	85,346			75,975
Allowance for loan losses	(40,094)			(36,279)
Other assets	210,177			182,729
Total assets	$4,238,049			$3,319,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$284,635	228	0.32%	$238,758	198	0.33%
Money market accounts	302,759	619	0.82%	179,352	412	0.92%
Savings deposits	304,706	102	0.13%	264,599	79	0.12%
Time deposits	1,571,103	6,452	1.64%	1,530,798	8,195	2.14%
Short-term borrowings	1,758	6	1.37%	2,567	11	1.71%
FHLB advances	465,201	1,967	1.69%	56,747	532	3.75%
Junior subordinated debt	31,702	688	8.68%	20,750	566	10.91%
Total interest-bearing liabilities	2,961,864	10,062	1.36%	2,293,571	9,993	1.74%
Noninterest-bearing liabilities:
Demand deposits	842,744			677,222
Other liabilities	56,446			43,782
Stockholders’ equity	376,995			305,072
Total liabilities and stockholders’ equity	$4,238,049			$3,319,647
Interest rate spread			3.88%			3.56%
Net interest income and net interest margin		$42,083	4.23%		$31,059	4.01%

(1)          Annualized

(2)          Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3)          Average balances exclude unrealized gains or losses on available-for-sale securities.

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

	Three Months Ended March 31, 2004 vs 2003
	Total	Changes Due to
	Change	Volume(1)	Rates(1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(297)	$(211)	$(86)
Taxable investment securities	(753)	(862)	109
Loans receivable, net	12,011	14,477	(2,466)
FHLB stock	132	169	(37)
Total interest and dividend income	$11,093	$13,573	$(2,480)
INTEREST-BEARING LIABILITIES:
Checking accounts	$30	$37	$(7)
Money market accounts	207	257	(50)
Savings deposits	23	13	10
Time deposits	(1,743)	211	(1,954)
Short-term borrowings	(5)	(3)	(2)
FHLB advances	1,435	1,876	(441)
Junior subordinated debt	122	255	(133)
Total interest expense	$69	$2,646	$(2,577)
CHANGE IN NET INTEREST INCOME	$11,024	$10,927	$97

(1)          Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $3.8 million for the first quarter of 2004, compared to $2.5 million for the same period in 2003. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended March 31,
	2004	2003
	(In millions)
Branch fees	$1.80	$1.72
Letters of credit fees and commissions	2.11	1.47
Ancillary loan fees	1.15	0.85
Net gain on sales of loans	0.03	0.10
Net gain on sales of investment securities available-for-sale	1.19	0.35
Income from secondary market activities	0.76	0.71
Income from life insurance policies	0.78	0.80
Other	0.64	0.78
Total	$8.46	$6.78

Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and investment securities available-for-sale, income from secondary market activities, income from life insurance policies, and other noninterest-related miscellaneous revenues.

Noninterest income increased 25% to $8.5 million during the three months ended March 31, 2004, compared to $6.8 million for the same quarter in 2003, primarily due to higher branch fees, higher letters of credit fees and commissions, higher net gains on sales of investments available-for-sale, higher income from secondary market activities, and other miscellaneous income. Partially offsetting these increases to noninterest income during the first quarter of 2004 was the reduction in net gain on sales of loans, income from life insurance policies and other noninterest income.

Branch fees, which represent revenues derived from branch operations, amounted to $1.8 million during the quarter ended March 31, 2004, a 4% increase from the $1.7 million earned during the same period in 2003. The increase in branch fees is primarily due to continued growth in revenues from analysis charges on commercial deposit accounts, increased fee-based income from checking accounts, and higher revenues from wire transfer transactions due to increased volume. These increases are partially offset by a reduction in commission revenues from sales of alternative investment products, including mutual funds and annuities.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 44% to $2.1 million during the quarter ended March 31, 2004, compared to $1.5 million for the same period in 2003. The increase in letters of credit fees and commissions is primarily due to higher maintenance fees related to additional issuances of standby letters of credit during the first quarter of 2004. A 27% increase in the volume of trade finance transactions during the quarter ended March 31, 2004, relative to the same period in 2003, further contributed to the increase in letters of credit fees and commissions during the period.

Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting. Ancillary loan fees increased 35% to $1.2 million during the first quarter of 2004, compared to $852 thousand for the first quarter of 2003. This is primarily attributable to the increase in residential, multifamily, commercial real estate and construction loan originations during the quarter ended March 31, 2004 in comparison to the same period a year ago. The addition of several seasoned and skilled banking professionals and increased loan origination volume from our branch network both contributed to the rise in loan originations during the first quarter of 2004.

Net gain on sales of investment securities available-for-sale totaled $1.2 million during the first quarter of 2004, compared to $347 thousand during the same period in 2003. During the first quarter of 2004, we sold available-for-sale securities with a net carrying value of $112.8 million compared to only $8.7 million in investment securities sold during the same period in 2003. Sales of available-for-sale securities during the three months ended March 31, 2004 provided additional liquidity to sustain the increase in loan production activity during the quarter, and served to replace the lower yields on investment securities with higher yields on loans.

Other noninterest income, which includes insurance commissions and insurance-related service fees and income from operating leases decreased 17% to $643 thousand during the first quarter of 2004, from $777 thousand recorded during the same quarter of 2003. The decrease in other operating income is primarily due to lower income earned from operating leases amounting to $75 thousand during the first quarter of 2004, as compared to $254 thousand in the same quarter of 2003. These revenues represent income from equipment leased to third parties in connection with operating leases entered into by the Company. Operating leases, net of accumulated depreciation, totaled $519 thousand and $1.1 million at

March 31, 2004 and 2003, respectively. Revenues generated from insurance commissions and insurance-related service fees remained flat totaling $349 thousand and $340 thousand during the three months ended March 31, 2004 and 2003, respectively.

Noninterest Expense

Components of Noninterest Expense

	March 31,
	2004	2003
	(In millions)
Compensation and other employee benefits	$9.17	$7.72
Net occupancy	2.69	2.29
Amortization of affordable housing investments	1.86	1.32
Amortization of positive intangibles	0.52	0.45
Data processing	0.46	0.39
Deposit insurance premiums and regulatory assessments	0.18	0.17
Deposit-related expenses	0.97	0.86
Other	4.91	4.19
Total	$20.76	$17.39
Efficiency Ratio(1)	36%	41%

(1)          Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 19% to $20.8 million during the first quarter of 2004, from $17.4 million for the same period in 2003.

Compensation and employee benefits increased 19% to $9.2 million during the first quarter of 2004, compared to $7.7 million for the same quarter last year. The rise in compensation and employee benefits is primarily due to the addition of personnel to enhance and support the growth in our loan and deposit growth. In addition, compensation expense related to the acquisition of PBB in mid-March 2003, the opening of two 99 Ranch in-store branches in February and August 2003, as well as the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense during the first quarter of 2004.

Occupancy expenses increased 18% to $2.7 million during the first quarter of 2004, compared with $2.3 million during the same period in 2003. The increase in occupancy expenses can be attributed to additional rent expense associated with the four branches acquired from PBB and the two 99 Ranch in-store branches, compounded by the impact of normal rent adjustments in existing leases.

The amortization of investments in affordable housing partnerships increased 40% to $1.9 million for the three months ended March 31, 2004, compared with $1.3 million for the corresponding period in 2003. The increase in amortization expense reflects the $7.6 million in additional affordable housing investment purchases made since the first quarter of 2003. Total investments in affordable housing partnerships amounted to $28.0 million at March 31, 2004 compared to $26.6 million at March 31, 2003.

Deposit-related expenses increased 12% to $968 thousand during the first quarter of 2004, compared with $863 thousand during the corresponding period in 2003. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts during the first quarter of 2004.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, legal and other professional fees, and charitable contributions. Other operating expenses increased 17% to $4.9 million for the first quarter of 2004, from $4.2 million for the same period a year ago. The increase in other operating expenses is primarily attributable to our continued organic expansion, as well as through our acquisition of PBB.

Our efficiency ratio decreased to 36% for the quarter ended March 31, 2004, compare to 41% for the quarter ended March 31, 2003. Despite our continued expansion and growth, we have managed to capitalize on operational efficiencies from infrastructure investments made in the past few years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 47% to $9.1 million for the first quarter of 2004, compared with $6.2 million for the same period in 2003. The increase in the tax provision is primarily attributable to a 45% increase in pretax earnings during the quarter ended March 31, 2004. The provision for income taxes for the first quarter of 2004 also reflects the utilization of tax credits totaling $1.5 million, compared to $953 thousand utilized during the first quarter of 2003. The first quarter 2004 provision reflects an effective tax rate of 34.9%, compared with 34.5% for the corresponding period in 2003.

As previously reported, the California Franchise Tax Board announced that it is taking the position that certain tax deductions related to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc., a regulated investment company formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved.

While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its recently announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

Pursuant to the VCI program, we filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. We continue to believe that the tax deductions are appropriate and, as such, we have also filed refund claims for the amounts paid with the amended returns. These refund claims will be reflected as assets in the Company’s consolidated financial statements. As a result of these actions—amending our California income tax returns and subsequent related filing of refund claims—we retain our potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. Our potential exposure to all other penalties, however, has been eliminated through this course of action. We will continue to work with counsel to follow the latest developments with regards to this matter as well as actively pursue our refund claims.

Balance Sheet Analysis

Our total assets increased $567.4 million, or 14%, to $4.62 billion, as of March 31, 2004, relative to total assets at December 31, 2003. The increase in total assets was comprised primarily of net loan growth totaling $367.6 million and an increase of $240.8 million in cash and cash equivalents. Partially offsetting these increases to total assets was a decrease in investment securities available-for-sale totaling $52.6 million. The net increase in total assets was largely funded by an increase in deposits totaling $332.5 million and an increase in FHLB advances amounting to $200.0 million.

Investment Securities Available-for-Sale

Total investment securities available-for-sale decreased 12% to $392.5 million as of March 31, 2004, compared with $445.1 million at December 31, 2003. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $52.3 million and $113.9 million, respectively, during the three months ended March 31, 2004. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $112.1 million as well as funding a portion of loan originations made during the first three months of 2004. We recorded net gains totaling $1.2 million on sales of available-for-sale securities during the first quarter of 2004.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of March 31, 2004 and December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2004:
US Treasury securities	$2,515	$3	$—	$2,518
US Government agency securities	261,048	1,668	(188)	262,528
Mortgage-backed securities	60,762	667	(151)	61,278
Corporate securities	65,490	225	(1,289)	64,426
Residual interest in securitized loans	—	1,745	—	1,745
Total	$389,815	$4,308	$(1,628)	$392,495
As of December 31, 2003:
US Treasury securities	$26,188	$40	$—	$26,228
US Government agency securities	271,021	2,376	(292)	273,105
Mortgage-backed securities	67,259	644	(142)	67,761
Corporate securities	78,407	223	(2,527)	76,103
Residual interest in securitized loans	—	1,945	—	1,945
Total	$442,875	$5,228	$(2,961)	$445,142

Loans

We experienced strong loan demand during the first three months of 2004. Net loans receivable increased $367.6 million, or 11% to $3.60 billion at March 31, 2004. The increase in loans was funded primarily through deposit growth, an increase in FHLB advances, and through repayments, maturities, sales and redemptions of investment securities available-for-sale.

The growth in loans is comprised primarily of net increases in single family loans of $2.1 million or 1%, multifamily loans of $52.4 million or 6%, commercial real estate loans of $247.7 million or 16%, construction loans of $44.6 million or 25%, commercial business loans of $13.6 million or 3% and consumer loans, including home equity lines of credit, of $11.1 million or 8%.

During the three months ended March 31, 2004, we sold approximately $37.7 million in conforming and non-conforming residential single family loans through our secondary marketing efforts. Substantially all new fixed-rate single family residential loans originated during the period were sold in the secondary market. In a rising rate environment, we anticipate a contraction in our secondary market activities. There were no loan purchases during the first quarter of 2004.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$148,813	4.1%	$146,686	4.5%
Residential, multifamily	861,700	23.6%	809,311	24.7%
Commercial and industrial real estate	1,806,272	49.6%	1,558,594	47.6%
Construction	224,108	6.1%	179,544	5.5%
Total real estate loans	3,040,893	83.4%	2,694,135	82.3%
Other loans:
Business, commercial	445,588	12.2%	431,942	13.2%
Automobile	12,939	0.4%	13,696	0.4%
Other consumer	145,345	4.0%	133,454	4.1%
Total other loans	603,872	16.6%	579,092	17.7%
Total gross loans	3,644,765	100.0%	3,273,227	100.0%
Unearned fees, premiums and discounts, net	(754)		152
Allowance for loan losses	(42,268)		(39,246)
Loan receivable, net	$3,601,743		$3,234,133

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets, as a percentage of total assets, were 0.12% and 0.16% at March 31, 2004 and December 31, 2003, respectively. Nonaccrual loans totaled $5.4 million at March 31, 2004, compared with $5.3 million at year-end 2003. Loans totaling $2.1 million were placed on nonaccrual status during the first quarter of 2004. These additions to nonaccrual loans were offset by $1.1 million in payoffs and principal paydowns, $14 thousand in loans brought current and $926 thousand in gross chargeoffs. Additions to nonaccrual loans during the first quarter of 2004 were comprised of $1.7 million in commercial real estate loans, $361 thousand in commercial business loans, and a $42 thousand home equity loan.

Loans past due 90 days or more but not on nonaccrual totaled $27 thousand at March 31, 2004, compared to $636 thousand at December 31, 2003. The decrease is attributable to a trade finance loan that was brought current in February 2004.

There were no restructured loans or loans that have had their original terms modified at March 31, 2004. This compares to $638 thousand at December 31, 2003 representing one commercial real estate loan that was fully paid off in February 2004.

Other real estate owned (“OREO”) includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had no OREO properties at March 31, 2004 and December 31, 2003.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$5,377	$5,311
Loans past due 90 days or more but not on nonaccrual	27	636
Total nonperforming loans	5,404	5,947
Restructured loans	—	638
Other real estate owned, net	—	—
Total nonperforming assets	$5,404	$6,585
Total nonperforming assets to total assets	0.12%	0.16%
Allowance for loan losses to nonperforming loans	782.16%	659.93%
Nonperforming loans to total gross loans	0.15%	0.18%

We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.  If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses.

At March 31, 2004, we classified $5.4 million of our loans as impaired, compared with $5.9 million at December 31, 2003. There were no specific reserves on impaired loans at March 31, 2004 and December 31, 2003. Our average recorded investment in impaired loans for the three months ended March 31, 2004 and 2003 was $5.9 million and $13.2 million, respectively. During the three months ended March 31, 2004 and 2003, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $81 thousand and $280 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $24 thousand and $84 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2004, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At March 31, 2004, the allowance for loan losses amounted to $42.3 million, or 1.16% of total loans, compared with $39.2 million, or 1.20% of total loans, at December 31, 2003, and $39.5 million, or 1.53% of total loans, at March 31, 2003. The $3.0 million increase in the allowance for loan losses at March 31, 2004, from year-end 2003, is comprised primarily of $3.8 million in additional loss provisions reduced by $840 thousand in net chargeoffs recorded during the period. Additionally, we recaptured $112 thousand from other liabilities to the allowance for loan losses during the first quarter of 2004. This amount represents previously allocated loss allowances for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance and affordable housing activities.

The provision for loan losses of $3.8 million recorded during the first quarter of 2004 represents a 51% increase from the $2.5 million in loss provisions recorded during the first quarter of 2003. First quarter 2004 net chargeoffs amounting to $840 thousand represent 0.10% of average loans outstanding for the three months ended March 31, 2004. This compares to net chargeoffs of $1.1 million, or 0.18% of average loans outstanding for the same period in 2003. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 11% during the first three months of 2004, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Allowance balance, beginning of period	$39,246	$35,292
Allowance from acquisition	—	2,821
Recapture of loss provision for off-balance sheet credit exposures	112	—
Provision for loan losses	3,750	2,490
Charge-offs:
1-4 family residential real estate	—	—
Multifamily real estate	—	—
Commercial and industrial real estate	—	—
Business, commercial	945	1,424
Automobile	30	9
Other	3	2
Total charge-offs	978	1,435
Recoveries:
1-4 family residential real estate	9	40
Multifamily real estate	—	—
Commercial and industrial real estate	—	—
Business, commercial	61	286
Automobile	68	10
Other	—	—
Total recoveries	138	336
Net charge-offs	840	1,099
Allowance balance, end of period	$42,268	$39,504
Average loans outstanding	$3,452,857	$2,417,485
Total gross loans outstanding, end of period	$3,644,765	$2,588,294
Annualized net charge-offs to average loans	0.10%	0.18%
Allowance for loan losses to total gross loans	1.16%	1.53%

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
1 - 4 family residential real estate	$246	4.1	$259	4.5
Multifamily real estate	2,421	23.6	2,487	24.7
Commercial and industrial real estate	13,960	49.6	12,958	47.6
Construction	4,671	6.2	3,781	5.5
Business, commercial	14,476	12.2	13,761	13.2
Automobile	655	0.3	486	0.4
Consumer and other	339	4.0	321	4.1
Other risks	5,500	—	5,193	—
Total	$42,268	100.0	$39,246	100.0

Allocated reserves on single family loans decreased $13 thousand, or 5%, to $246 thousand as of March 31, 2004, primarily due to a reduction in single family loans placed on the watchlist. Single family loans placed on the watchlist amounted to $277 thousand at March 31, 2004, compared to $939 thousand at December 31, 2003.

Despite a 6% increase in the volume of loans in this category from year-end 2003, allocated reserves on multifamily loans decreased $66 thousand, or 3%, to $2.4 million as of March 31, 2004 due primarily to a decrease in the volume of loans in this category that were criticized (i.e. rated “special mention”), classified (i.e. rated “substandard” or “doubtful”) and placed on the watchlist. Multifamily loans that were criticized, classified and placed on the watchlist amounted to $239 thousand, $599 thousand, and $7.9 million, respectively, at March 31, 2004. This compares to $1.0 million, $990 thousand and $12.9 million in multifamily loans that were criticized, classified, and placed on the watchlist, respectively, at December 31, 2003. The impact of these decreases on required reserves on multifamily loans were partially offset by the increased volume of loans in this category at March 31, 2004 compared to year-end 2003 levels.

Allocated reserves on commercial real estate loans increased $1.0 million, or 8%, to $14.0 million at March 31, 2004 primarily due to a 16% increase in the volume of loans in this loan category relative to year end 2003. This is partially offset by a reduction in criticized and classified commercial real estate loans at March 31, 2004. There were no commercial real estate loans rated “special mention” at March 31, 2004, compared to $4.7 million at December 31, 2003. Substandard commercial real estate loans totaled $3.9 million at March 31, 2004, compared to $4.3 million at December 31, 2003.

Allocated reserves on construction loans increased $890 thousand, or 25%, to $4.7 million at March 31, 2004 primarily due to a 25% increase in the volume of loans in this loan category when compared to December 31, 2003.

Allocated loss reserves on commercial business loans increased $715 thousand, or 5%, to $14.5 million at March 31, 2004 primarily due to the increase in required reserves on commercial business loans that are placed on the watchlist and rated “special mention.”  We have observed rising chargeoff trends in this loan category in the past couple of years, both in frequency and size. Based on these observed patterns, we felt that the previous minimum loss rates established for the watchlist and special mention risk classifications did not adequately address the potential credit risk concerns of commercial business loans placed in these categories. As such, we have deemed it prudent to increase the minimum loss rates in these risk categories for commercial business loans during the first quarter of 2004.

Despite a 6% decrease in volume of loans in this loan category, allocated reserves on automobile loans increased $169 thousand, or 35%, to $655 thousand as of March 31, 2004 primarily as a result of a 200 basis point increase to 5% in the minimum loss rate for automobile loans rated “pass.”  A minimum loss rate of 3% was initially established for automobile loans during the third quarter of 2003 due to a rising pattern of chargeoff losses experienced in this loan category. We continue to routinely experience chargeoffs in this loan category, and on several occassions, we have had to charge off loans with no previously manifested or observable credit weaknesses. As such, we feel that an increase in the minimum loss rate on loans rated “pass” is warranted at this time due to the frequency and rate at which loans in this category migrate from “pass” to “loss.”

Allocated reserves on consumer loans increased by $18 thousand, or 6%, to $339 thousand as of March 31, 2004. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is due primarily to a 10% increase in home equity lines of credit at March 31, 2004 relative to December 31, 2003.

The allowance for loan losses of $42.3 million at March 31, 2004 exceeded the allocated allowance by $5.5 million, or 13% of the total allowance. This compares to an unallocated allowance of $5.2 million, or 13%, as of December 31, 2004. The $5.5 million unallocated allowance at March 31, 2004 is comprised of two elements. The first element, which accounts for approximately $1.8 million of the unallocated allowance, represent a 5% economic risk factor that takes into consideration the sustained recessionary state of the national economy. This condition has been exacerbated by corporate scandals linked to various large companies, and more recently, by the continuing geopolitical instability in the Middle East. While recent economic reports show some positive indications, the economic forecast in the foreseeable future is, to a large extent, still tenuous at best. In consideration of this uncertain economic outlook, management has deemed it prudent to continue to set aside 5% of the required allowance amount to compensate for this current economic risk. The second element, which accounts for approximately $3.7 million, or approximately 10% of the allocated allowance amount of $36.7 million at March 31, 2004, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. These risk factors are consistent with allocations set aside in prior periods.

Deposits

Deposits increased $332.5 million, or 10%, to $3.65 billion at March 31, 2004, from $3.31 billion at December 31, 2003. The deposit growth was comprised of increases in non-interest bearing demand accounts of $137.1 million, or 15%, money market accounts of $55.0 million, or 19%, savings accounts of $6.9 million, or 2%, checking accounts of $6.9 million, or 3%, and time deposit accounts of $126.6 million, or 8%. At March 31, 2004, core deposits represented 55% of total deposits, with time deposits representing the remaining 45%. During the first quarter of 2004, we implemented a previously announced promotional retail program for certificates of deposit which primarily accounted for the increase in time deposit accounts during the period. We intend to continue this promotional program through the second quarter of 2004 and, as a result, we anticipate the percentage of time deposits relative to overall total deposits to increase in the range of 47% to 49% in 2004. We also experienced strong core deposit growth in the first quarter of 2004 primarily due to expanded commercial banking relationships and new accounts tied to the opening of time deposits under our recent promotional program.

Borrowings

We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances increased 71% to $481.3 million as of March 31, 2004, representing an increase of $200.0 million from December 31, 2003. The increase was due primarily to $300.0 million in additional FHLB advances that we entered into during the first quarter of 2004 to capitalize on the attractive market pricing for these instruments. These new advances, which have maturity durations ranging from one to three years, will provide us with cost-effective longer-term financing to help support our loan growth for the remainder of the year. There were no outstanding short-term borrowings at March 31, 2004. This compares to $12.0 million at December 31, 2003.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2004.

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At March 31, 2004, stockholders’ equity totaled $407.1 million, a 12% increase from $362.0 million as of December 31, 2003. The increase is due primarily to: (1) net income of $16.9 million recorded during the first three months of 2004; (2) an increase of $225 thousand in unrealized gains on available-for-sale securities; (3) stock compensation costs amounting to $319 thousand related to our Restricted Stock Award Program; (4) tax benefits of $469 thousand resulting from the exercise of nonqualified stock options; (5) net issuance of common stock totaling $743 thousand, representing 34,981 shares, from the exercise of stock options; and (6) net issuance of common stock totaling $28.9 million, representing 608,566 shares, related to a private placement offering that was completed in March 2004. These transactions were offset by the payment of first quarter 2004 cash dividends totaling $2.4 million.

Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  At March 31, 2004, East West Bank’s Tier 1 and total capital ratios were 9.3% and 10.5%, respectively, compared to 9.1% and 10.4%, respectively, at December 31, 2003.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at March 31, 2004, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	10.9%	10.5%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.8%	9.3%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.5%	9.0%	4.0%	5.0%

ASSET LIABILITY AND MARKET RISK MANAGEMENT

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance sheet instruments.

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

During the three months ended March 31, 2004, we experienced net cash inflows from operating activities of $24.9 million, compared to $14.0 million for the corresponding period in 2003. Net cash inflows from operating activities for both periods were primarily due to net income earned during the period.

Net cash outflows from investing activities totaled $331.4 million and $85.3 million for the three months ended March 31, 2004 and 2003, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities available-for-sale.

We experienced net cash inflows from financing activities of $547.4 million during the first quarter of 2004 primarily due to deposit growth, net proceeds from FHLB advances, and net proceeds from the issuance of common stock related to a private placement offering in March 2004. During the first quarter of 2003, growth in deposits largely accounted for the net cash inflows from financing activities totaling $44.2 million.

As a means of augmenting our liquidity sources, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At March 31, 2004, our available borrowing capacity includes approximately $45.1 million in repurchase arrangements, $125.0 million in federal funds line facilities, and $641.1 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2004, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by our subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the three months ended March 31, 2004, total dividends paid by East West Bank to East West Bancorp, Inc. totaled $2.4 million, compared with $2.6 million for the same period in 2003. As of March 31, 2004, approximately $146.3 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2004 and December 31, 2003, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility(1)		Volatility(2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2004	2003	2004	2003
+200	16.6%	12.0%	(5.3)%	(6.6)%
+100	9.2%	6.9%	(1.8)%	(2.4)%
–100	(8.3)%	(6.0)%	1.0%	1.1%
–200	(15.6)%	(13.9)%	0.6%	0.6%

(1)          The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)          The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at March 31, 2004 and December 31, 2003. With the exception of the net interest income volatility ratio for the negative 200 basis point change category, the estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors at March 31, 2004 and December 31, 2003.

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

The following tables provide the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2004. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair Value at
						After		March 31,
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 5	Total	2004
	(Dollars in thousands)
At March 31, 2004:
Assets:
Short-term investments	$279,594	$—	$—	$—	$—	$—	$279,594	$279,594
Weighted average rate	1.01%	—%	—%	—%	—%	—%	1.01%
Investment securities available-for-sale (fixed rate)	$107,613	$82,027	$69,986	$19,984	$13,866	$23,709	$317,185	$318,528
Weighted average rate	3.62%	2.19%	2.54%	3.15%	4.31%	4.85%	3.10%
Investment securities available-for-sale (variable rate)	$72,630	$—	$—	$—	$—	$—	$72,630	$73,967
Weighted average rate	2.30%	—%	—%	—%	—%	—%	2.30%
Total gross loans	$2,699,963	$404,067	$145,571	$87,837	$87,127	$220,200	$3,644,765	$3,699,501
Weighted average rate	5.03%	6.20%	6.70%	6.45%	6.22%	6.38%	5.37%
Liabilities:
Checking accounts	$283,320	$—	$—	$—	$—	$—	$283,320	$283,320
Weighted average rate	0.30%	—%	—%	—%	—%	—%	0.30%
Money market accounts	$344,169	$—	$—	$—	$—	$—	$344,169	$344,169
Weighted average rate	0.92%	—%	—%	—%	—%	—%	0.92%
Savings deposits	$308,060	$—	$—	$—	$—	$—	$308,060	$308,060
Weighted average rate	0.11%	—%	—%	—%	—%	—%	0.11%
Time deposits	$1,422,235	$205,752	$19,679	$1,291	$640	$—	$1,649,597	$1,652,361
Weighted average rate	1.59%	2.04%	2.61%	3.16%	2.97%	—%	1.66%
FHLB advances	$181,300	$160,000	$140,000	$—	$—	$—	$481,300	$484,088
Weighted average rate	1.72%	1.75%	2.32%	—%	—%	—%	1.90%
Junior subordinated debt	$—	$—	$—	$—	$—	$31,702	$31,702	$31,962
Weighted average rate	—%	—%	—%	—%	—%	8.97%	8.97%

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

The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We sometimes use derivative financial instruments, primarily interest rate swap and interest rate cap agreements, as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders’ equity. The use of derivatives has declined since 1999, and derivatives have not had a material effect on our operating results or financial position. We had no outstanding derivative positions at March 31, 2004 and December 31, 2003.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management.”

ITEM 4:  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls during the fiscal quarter covered by the report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 1, 2004, we completed a private placement of common stock with two institutional investors. The transaction involved the sale of 608,566 shares of common stock at a purchase price of approximately $49.30 per share. In addition, we granted the investors a right to purchase up to an additional 202,856 shares of common stock at approximately $49.30 per share. These shares were issued in compliance with Rule 506 of Regulation D under the Securities Act of 1933.

Repurchases of the Company’s securities during the first quarter of 2004 are as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 31, 2004	—	$—	—	(2)
February 29, 2004	—	$—	—	(2)
March 31, 2004	—	$—	—	(2)
Total	—	$—	—	$7,000,000

(1)          Excludes repurchased shares due to forfeitures of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

(2)          On November 27, 2001, the Company’s Board of Directors announced its sixth repurchase program authorizing the repurchase of up to $7.0 million of its common stock. This repurchase program has no expiration date and, to date, no shares have been purchased under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events have transpired which would make response to this item appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No events have transpired which would make response to this item appropriate.

ITEM 5. OTHER INFORMATION

No events have transpired which would make response to this item appropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

(i)	Exhibit 4.1	Additional Investment Right held by Mainfield Enterprises, Inc. dated March 1, 2004(1)
(ii)	Exhibit 4.2	Additional Investment Right held by Perseverance, LLC dated March 1, 2004(1)
(iii)	Exhibit 4.3	Registration Rights Agreement dated March 1, 2004(1)
(iv)	Exhibit 10.1	Securities Purchase Agreement dated March 1, 2004(2)
(v)	Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(vi)	Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(vii)	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
(viii)	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 2, 2004.

(2)          Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 2, 2004 as Exhibit 99.2.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

(b)          Reports on Form 8-K

                                 (i)  On January 22, 2004, the Company filed a Form 8-K under Item 7 and Item 9 relating to its fourth quarter 2003 operating results.

                             (ii)  On March 2, 2004, the Company filed a Form 8-K under Item 5 and Item 7 relating to its private placement of common stock.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 7, 2004

East West Bancorp, Inc.
By:	/s/ Julia Gouw
JULIA GOUW
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)