Form 10-Q
period 2004-06-30
EAST WEST BANCORP INC
filed 2004-08-05
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐                                 TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission file number 000-24939

EAST WEST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4703316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 50,318,807 shares of common stock as of July 31, 2004

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intends,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include economic conditions, changes in the interest rate environment, changes in the competitive marketplace, risks associated with credit quality and other factors discussed in the Company’s filings with the Securities and Exchange Commission, and in particular, the Company’s Form 10-K under the heading “Risk Factors That May Affect Future Results.” The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this Report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements included herein.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$161,742	$141,589
Interest-bearing deposits in other banks	594	594
Investment securities available-for-sale, at fair value (with amortized cost of $453,500 in 2004 and $442,875 in 2003)	453,154	445,142
Loans receivable, net of allowance for loan losses of $43,999 in 2004 and $39,246 in 2003	4,029,266	3,234,133
Investment in Federal Home Loan Bank stock, at cost	29,671	17,122
Investment in affordable housing partnerships	26,116	28,808
Premises and equipment, net	25,797	24,957
Due from customers on acceptances	13,457	16,119
Premiums on deposits acquired, net, and other intangible assets	8,528	9,163
Goodwill	28,657	28,710
Cash surrender value of life insurance policies	66,093	64,805
Accrued interest receivable and other assets	49,930	34,243
Deferred tax assets	15,574	10,048
TOTAL	$4,908,579	$4,055,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,072,008	$922,946
Interest-bearing	2,750,401	2,389,721
Total deposits	3,822,409	3,312,667
Short-term borrowings	—	12,000
Federal Home Loan Bank advances	571,300	281,300
Notes payable	1,592	2,192
Bank acceptances outstanding	13,457	16,119
Accrued expenses and other liabilities	34,890	37,433
Deferred tax liabilities—State	—	37
Junior subordinated debt	42,012	31,702
Total liabilities	4,485,660	3,693,450
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share) Authorized—100,000,000 shares Issued—55,158,720 shares and 53,691,638 shares in 2004 and 2003, respectively Outstanding—50,308,122 shares and 48,857,450 shares in 2004 and 2003, respectively	28	27
Additional paid in capital	205,343	171,518
Retained earnings	258,261	228,242
Deferred compensation	(3,591)	(3,153)
Treasury stock, at cost: 4,850,598 shares in 2004 and 4,834,188 shares in 2003	(36,353)	(35,986)
Accumulated other comprehensive (loss) income, net of tax	(769)	1,335
Total stockholders’ equity	422,919	361,983
TOTAL	$4,908,579	$4,055,433

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$52,402	$39,114	$100,240	$74,941
Investment securities available-for-sale	3,415	4,032	7,228	8,598
Short-term investments	282	616	522	1,153
Federal Home Loan Bank stock	248	111	502	233
Total interest and dividend income	56,347	43,873	108,492	84,925
INTEREST EXPENSE
Customer deposit accounts	8,364	7,686	15,765	16,570
Short-term borrowings	7	4	13	15
Federal Home Loan Bank advances	2,260	636	4,227	1,168
Junior subordinated debt	712	566	1,400	1,132
Total interest expense	11,343	8,892	21,405	18,885
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	45,004	34,981	87,087	66,040
PROVISION FOR LOAN LOSSES	3,000	2,010	6,750	4,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,004	32,971	80,337	61,540
NONINTEREST INCOME
Branch fees	1,839	1,830	3,634	3,553
Letters of credit fees and commissions	2,076	1,869	4,189	3,339
Ancillary loan fees	1,973	1,252	3,126	2,104
Net gain on sales of loans	232	81	257	182
Net (loss) gain on investment securities available-for-sale	(391)	640	803	987
Income from secondary market activities	98	1,414	853	2,122
Income from life insurance policies	795	811	1,574	1,613
Other operating income	746	785	1,389	1,562
Total noninterest income	7,368	8,682	15,825	15,462
NONINTEREST EXPENSE
Compensation and employee benefits	9,139	7,887	18,307	15,609
Net occupancy	2,854	2,548	5,548	4,838
Amortization of investments in affordable housing partnerships	1,920	1,663	3,775	2,984
Deposit-related expenses	1,168	956	2,136	1,819
Amortization of premiums on deposits acquired	519	507	1,037	952
Data processing	507	474	968	860
Deposit insurance premiums and regulatory assessments	183	190	361	363
Other operating expenses	5,356	5,085	10,270	9,278
Total noninterest expense	21,646	19,310	42,402	36,703
INCOME BEFORE PROVISION FOR INCOME TAXES	27,726	22,343	53,760	40,299
PROVISION FOR INCOME TAXES	9,697	7,658	18,786	13,856
NET INCOME	$18,029	$14,685	$34,974	$26,443
BASIC EARNINGS PER SHARE	$0.36	$0.31	$0.71	$0.55
DILUTED EARNINGS PER SHARE	$0.35	$0.30	$0.68	$0.54
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	50,063	47,936	49,600	47,856
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	51,675	49,204	51,184	49,142

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders’ Equity
	(In thousands)
BALANCE, DECEMBER 31, 2002	$27	$155,904	$178,873	$—	$(35,955)	$3,268		$302,117
Comprehensive income
Net income for the period			26,443				$26,443	26,443
Net unrealized loss on securities						(235)	(235)	(235)
Comprehensive income							$26,208
Stock compensation cost		10		132				142
Tax benefit from option exercise		484						484
Issuance of 133,954 shares under Stock Option Plan		1,147						1,147
Issuance of 50,396 shares under Stock Purchase Plan		667						667
Issuance of 71,700 shares under Restricted Stock Plan		1,192		(1,192)				—
Issuance of 35,000 shares under Stock Warrants Plan		175						175
Dividends paid on common stock			(4,787)					(4,787)
BALANCE, JUNE 30, 2003	$27	$159,579	$200,529	$(1,060)	$(35,955)	$3,033		$326,153
BALANCE, DECEMBER 31, 2003	$27	$171,518	$228,242	$(3,153)	$(35,986)	$1,335		$361,983
Comprehensive income
Net income for the period			34,974				$34,974	34,974
Net unrealized loss on securities						(2,104)	(2,104)	(2,104)
Comprehensive income							$32,870
Stock compensation cost				658				658
Tax benefit from option exercise		1,059						1,059
Issuance of 145,772 shares under Stock Option Plan		1,568						1,568
Issuance of 49,310 shares under Employee Stock Purchase Plan		896						896
Issuance of 1,217,132 shares under Private Placement	1	28,839						28,840
Issuance of 54,868 shares under Restricted Stock Plan		1,463		(1,463)				—
Cancellation of 16,410 shares due to forfeitures of issued restricted stock				367	(367)			—
Dividends paid on common stock			(4,955)					(4,955)
BALANCE, JUNE 30, 2004	$28	$205,343	$258,261	$(3,591)	$(36,353)	$(769)		$422,919

	Six Months Ended
Disclosure of reclassification amounts:	June 30, 2004	June 30, 2003
	(In thousands)
Unrealized holding (loss) gain on securities arising during period, net of tax benefit (expense) of $1,172 in 2004 and $(321) in 2003	$(1,619)	$443
Less: Reclassification adjustment for gain included in net income, net of tax expense of $351 in 2004 and $491 in 2003	(485)	(678)
Net unrealized loss on securities, net of tax benefit of $1,524 in 2004 and $170 in 2003	$(2,104)	$(235)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,974	$26,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,939	5,564
Stock compensation costs	658	142
Deferred tax benefit	(4,366)	(3,706)
Provision for loan losses	6,750	4,500
Net gain on sales of investment securities, loans and other assets	(1,933)	(3,124)
Federal Home Loan Bank stock dividends	(402)	(238)
Proceeds from sale of loans held for sale	58,497	115,610
Originations of loans held for sale	(57,857)	(113,487)
Tax benefit from stock options exercised	1,059	484
Net change in accrued interest receivable and other assets, net of effects from purchase of Pacific Business Bank in 2003	(1,503)	(10,366)
Net change in accrued expenses and other liabilities, net of effects from purchase of Pacific Business Bank in 2003	(17,297)	4,439
Total adjustments	(10,455)	(182)
Net cash provided by operating activities	24,519	26,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(801,309)	(232,539)
Purchases of:
Investment securities available-for-sale	(276,704)	(72,434)
Loans receivable	—	(74,808)
Federal Home Loan Bank stock	(16,468)	—
Investments in affordable housing partnerships	(1,083)	(5,218)
Premises and equipment	(2,286)	(984)
Proceeds from sale of :
Investment securities available-for-sale	152,496	25,879
Premises and equipment	4	—
Proceeds from maturity of interest bearing deposits	—	496
Repayments, maturity and redemption of investment securities available-for-sale	113,172	160,307
Redemption of Federal Home Loan Bank stock	4,321	—
Cash acquired from purchase of Pacific Business Bank, net of cash paid	—	3,713
Investment in East West Capital Trust IV	(310)	—
Net cash used in investing activities	(828,167)	(195,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	509,742	13,368
Net decrease in short-term borrowings	(12,000)	—
Proceeds from Federal Home Loan Bank advances	10,490,000	1,740,000
Repayment of Federal Home Loan Bank advances	(10,200,000)	(1,644,000)
Repayment of notes payable on affordable housing investments	(600)	(600)
Proceeds from common stock options exercised	1,568	1,147
Proceeds from issuance of common stock	28,840	—
Proceeds from stock warrants exercised	—	175
Proceeds from employee stock purchase plan	896	667
Proceeds from junior subordinated debt	10,310	—
Dividends paid on common stock	(4,955)	(4,787)
Net cash provided by financing activities	823,801	105,970
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,153	(63,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	141,589	295,272
CASH AND CASH EQUIVALENTS, END OF PERIOD	$161,742	$231,915
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,069	$19,129
Income tax payments, net	35,242	23,147

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

1. BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of East West Bancorp, Inc. and our wholly owned subsidiaries, East West Bank and its subsidiaries and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004 (see Note 6).

2. SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51. FIN No. 46, which was revised in December 2003, requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted the consolidation requirements of FIN No. 46 effective December 31, 2003. As previously reported, the adoption of FIN No. 46 primarily resulted in the reclassification of certain liabilities due to the deconsolidation of statutory business trusts previously consolidated by the Company. FIN No. 46 had no effect on reported net income and cash flows.

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

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. Adoption of EITF 03-1 may cause the Company to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

Stock-Based Compensation

The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$18,029	$14,685	$34,974	$26,443
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	197	60	382	82
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(477)	(364)	(977)	(697)
Net income, pro forma	$17,749	$14,381	$34,379	$25,828
Basic earnings per share
As reported	$0.36	$0.31	$0.71	$0.55
Pro forma	$0.35	$0.30	$0.69	$0.54
Diluted earnings per share
As reported	$0.35	$0.30	$0.68	$0.54
Pro forma	$0.34	$0.29	$0.67	$0.53

The weighted average fair value for options granted during the six months ended June 30, 2004 and 2003 was $6.41 and $4.23, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0.7%	1.2%	0.8%	1.2%
Expected volatility	30.1%	33.5%	30.6%	33.5%
Risk-free interest rate	2.3%	2.3%	2.4%	2.3%
Expected lives	3.5 years	3.5 years	3.5 years	3.5 years

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The Company records the cost of the restricted shares at market value. The restricted stock grants are reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statements of changes in stockholders’ equity. The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders’ equity is being amortized as compensation expense over three years using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

3. ACQUISITION OF TRUST BANCORP

On June 3, 2004, the Company announced that it has entered into a definitive agreement to acquire Trust Bancorp, parent company of Trust Bank, in an all-stock transaction valued at approximately $32.9 million. Trust Bank, which was founded in 1981, is headquartered in Monterey Park, California and provides community banking services to ethnic retail and commercial customers through four branches located in Monterey Park, Arcadia, Rowland Heights, and West Covina. At June 30, 2004, Trust Bank had total assets of $229.0 million, total loans of $161.2 million, and total deposits of $187.2 million. The acquisition has been approved by the Company’s primary regulators and is anticipated to be completed in the third quarter of 2004.

4. GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The carrying amount of remaining goodwill amounted to $28.7 million at June 30, 2004 and December 31, 2003.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The Company amortizes premiums on acquired deposits using the straight-line method over 7 to 10 years. At June 30, 2004, the balance of deposit premiums totaled $6.5 million. The total amortization expense of deposit premiums totaled $1.0 million and $952 thousand for the six months ended June 30, 2004 and 2003, respectively. Estimated future amortization expense of premiums on acquired deposits is as follows: $1.0 million for the remaining two quarters of 2004, $2.1 million in 2005, $1.9 million in 2006, $885 thousand in 2007, $295 thousand in 2008 and 2009, and $74 thousand in 2010.

5. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of June 30, 2004, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund residential mortgage, commercial real estate and commercial business loan applications in process amounted to $907.6 million, $373.9 million, and $476.2 million, respectively.

Guarantees—From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of June 30, 2004 and December 31, 2003, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $42.8 million and $53.0 million. The Company’s recourse reserve related to these loans totaled $64 thousand and $79 thousand as of June 30, 2004 and December 31, 2003.

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

If there are no such defects, the Company has no commitment to repurchase the loan. As of June 30, 2004 and December 31, 2003, the amount of loans sold without recourse totaled $477.0 million and $474.8 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

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

Pursuant to the VCI program, the Company filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. The Company’s management continues to believe that the tax deductions are appropriate and, as such, refund claims have also been filed for the amounts paid with the amended returns. These refund claims are reflected as assets in the Company’s consolidated financial statements. As a result of these actions—amending the Company’s California income tax returns and subsequent related filing of refund claims—the Company retains its potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. The Company’s potential exposure to all other penalties, however, has been eliminated through this course of action. Management will continue to work with counsel to follow the latest developments with regards to this matter as well as actively pursue the Company’s refund claims.

6. STOCKHOLDERS’ EQUITY

Stock Split—On May 18, 2004, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business on June 3, 2004 received one additional share of common stock for each share of common stock held by them on that date. The additional shares were distributed by the Company’s transfer agent on or about June 21, 2004. Prior to the stock split, the Company had 25,141,002 shares of common stock issued and outstanding. The stock dividend increased the number of shares issued and outstanding to 50,282,004.

Earnings Per Share—The actual number of shares outstanding at June 30, 2004 was 50,308,122. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following tables set forth earnings per share calculations for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
	2004			2003
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$18,029	50,063	$0.36	$14,685	47,936	$0.31
Effect of dilutive securities:
Stock options	—	1,406	(0.01)	—	1,112	(0.01)
Restricted stock	—	56	—	—	6	—
Stock warrants	—	150	—	—	150	—
Dilutive earnings per share	$18,029	51,675	$0.35	$14,685	49,204	$0.30

	Six Months Ended June 30,
	2004			2003
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$34,974	49,600	$0.71	$26,443	47,856	$0.55
Effect of dilutive securities:
Stock options	—	1,378	(0.03)	—	1,108	(0.01)
Restricted stock	—	63	—	—	28	—
Stock warrants	—	143	—	—	150	—
Dilutive earnings per share	$34,974	51,184	$0.68	$26,443	49,142	$0.54

Quarterly Dividends—The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.05 per share payable on or about February 11, 2004 to shareholders of record on January 28, 2004. On April 16, 2004, the Board of Directors declared another quarterly common stock cash dividend of $0.05 per share payable on or about May 12, 2004 to shareholders of record on April 28, 2004. Cash dividends totaling $5.0 million were paid to the Company’s shareholders during the first half of 2004.

7. PRIVATE PLACEMENT OFFERINGS

On March 1, 2004, the Company completed a private placement of common stock with two institutional investors amounting to approximately $30 million. The transaction involved the sale of 1,217,132 shares of common stock at a purchase price of approximately $24.65 per share. In addition, the Company granted the investors a right to purchase up to an additional 405,712 shares of common stock at approximately $24.65 per share, or up to an additional $10.0 million. The investors have until October 6, 2004 to exercise the option to purchase an additional $10.0 million of the Company’s common stock. Net proceeds from the offering were used to support the continued growth of the Company. During April 2004, the Company completed the registration of the common stock sold to the investors as well as the shares covered by the investors’ options with the Securities and Exchange Commission under the Securities Act of 1933.

On June 10, 2004, we issued another $10.0 million in junior subordinated debt securities in a separate private placement transaction. Similar to our previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust IV (“Trust IV”), which is a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust IV to the Company and are reported in the consolidated balance sheet as junior subordinated debt. The securities have a scheduled maturity date of June 23, 2034 and bear an initial interest rate of 3.96% per annum. The interest rate adjusts quarterly based on the 3-Month Libor plus 2.55%. Interest payments are due quarterly on

January 23, April 23, July 23, and October 23 of each year. This additional issuance of capital securities provides the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes.

8. BUSINESS SEGMENTS

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$17,756	$25,927	$3,890	$8,089	$685	$56,347
Charge for funds used	(6,979)	(10,034)	(1,240)	(3,968)	—	(22,221)
Interest spread on funds used	10,777	15,893	2,650	4,121	685	34,126
Interest expense	(6,646)	(753)	(3,944)	—	—	(11,343)
Credit on funds provided	13,062	1,293	7,866	—	—	22,221
Interest spread on funds provided	6,416	540	3,922	—	—	10,878
Net interest income	$17,193	$16,432	$6,572	$4,121	$685	$45,004
Depreciation and amortization	$992	$92	$95	$379	$1,501	$3,059
Segment pretax profit	$5,945	$16,548	$1,548	$3,566	$119	$27,726
Segment assets as of June 30, 2004	$1,390,916	$2,024,070	$548,729	$692,347	$252,517	$4,908,579

	Three Months Ended June 30, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$11,883	$19,335	$4,708	$7,683	$263	$43,873
Charge for funds used	(4,267)	(7,301)	(2,156)	(3,823)	—	$(17,547)
Interest spread on funds used	7,616	12,034	2,552	3,860	263	26,326
Interest expense	(6,566)	(271)	(2,055)	—	—	(8,892)
Credit on funds provided	12,645	634	4,268	—	—	17,547
Interest spread on funds provided	6,079	363	2,213	—	—	8,655
Net interest income	$13,695	$12,397	$4,765	$3,860	$263	$34,981
Depreciation and amortization	$962	$27	$(99)	$326	$1,622	$2,837
Segment pretax profit	$1,339	$8,460	$2,696	$7,099	$2,749	$22,343
Segment assets as of June 30, 2003	$864,711	$1,377,859	$592,786	$558,286	$206,952	$3,600,593

	Six Months Ended June 30, 2004
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$33,155	$50,247	$8,134	$15,683	$1,273	$108,492
Charge for funds used	(12,818)	(19,579)	(2,311)	(7,687)	—	(42,396)
Interest spread on funds used	20,337	30,668	5,823	7,996	1,273	66,096
Interest expense	(12,813)	(1,229)	(7,363)	—	—	(21,405)
Credit on funds provided	25,201	2,266	14,929	—	—	42,396
Interest spread on funds provided	12,388	1,037	7,566	—	—	20,991
Net interest income	$32,725	$31,704	$13,389	$7,996	$1,273	$87,087
Depreciation and amortization	$1,977	$178	$182	$613	$2,989	$5,939
Segment pretax profit	$9,036	$31,883	$5,055	$7,600	$186	$53,760
Segment assets as of June 30, 2004	$1,390,916	$2,024,070	$548,729	$692,347	$252,517	$4,908,579

	Six Months Ended June 30, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$22,600	$36,893	$9,933	$15,027	$471	$84,925
Charge for funds used	(8,219)	(14,189)	(5,932)	(7,533)	—	(35,873)
Interest spread on funds used	14,381	22,704	4,001	7,494	471	49,052
Interest expense	(13,996)	(569)	(4,320)	—	—	(18,885)
Credit on funds provided	25,287	1,243	9,343	—	—	35,873
Interest spread on funds provided	11,291	674	5,023	—	—	16,988
Net interest income	$25,672	$23,378	$9,024	$7,494	$471	$66,040
Depreciation and amortization	$1,847	$51	$(60)	$776	$2,950	$5,564
Segment pretax profit	$1,923	$18,593	$4,946	$12,051	$2,786	$40,299
Segment assets as of June 30, 2003	$864,711	$1,377,859	$592,786	$558,286	$206,952	$3,600,593

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our 2003 annual report on Form 10-K for the year ended December 31, 2003, and the accompanying interim unaudited consolidated financial statements and notes thereto. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of June 30, 2004.

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

Overview

During the second quarter of 2004, we again generated record earnings totaling $18.0 million, or $0.36 per basic share and $0.35 per diluted share, compared with $14.7 million, or $0.31 per basic share and $0.30 per diluted share, reported during the second quarter of 2003. Continued strong growth in loans, improved efficiencies in our operating platform, and continued solid asset quality contributed to our earnings performance for the second quarter of 2004. The annualized return on average assets during the second quarter of 2004 was 1.56%, compared with 1.67% for the same quarter in 2003. The annualized return on average equity decreased to 17.51% during the second quarter of 2004, compared to 18.56% during the same period in 2003. Based on the operating results for the first half of the year, the anticipated completion of the Trust Bancorp acquisition, and the recent 25 basis point increase in interest rates, management expects net income per diluted common share for the full year of 2004 to be in the range of approximately 18% to 19% higher than the net income per diluted common share for 2003. This updated guidance, which is slightly higher than previously reported, is based on a stable efficiency ratio and interest rate environment for the second half of the year, and projected annualized loan and deposit growth of approximately 25% and 15%, respectively, for the remainder of 2004.

During the second quarter of 2004, our Board of Directors approved a two-for-one split effected in the form of a 100% stock dividend. Shareholders of record at the close of business on June 3, 2004 received one additional share of common stock for each share of common stock held by them on that date. The additional stock was distributed to shareholders of record on or about June 21, 2004. We believe that the stock split will enhance the liquidity of the stock and make it more accessible to a broader range of investors.

As mentioned earlier, another major highlight of the second quarter of 2004 was the signing of a definitive agreement to acquire Trust Bancorp, parent company of Trust Bank. Trust Bank, which was founded in 1981, offers community banking services to a range of retail and commercial customers through four branches located in Monterey Park, Rowland Heights, West Covina, and Arcadia. The proposed transaction has received the requisite approvals from our primary regulators and we anticipate the acquisition to be completed sometime in the middle of the third quarter of 2004. Upon the completion of this merger, we will expand our already strong franchise in the ethnic Chinese-American retail and commercial sector and extend our market coverage in our primary niche markets. We estimate the acquisition to be accretive to 2004 earnings by approximately $0.02 per share.

Total consolidated assets at June 30, 2004 increased 21% to $4.91 billion, compared with $4.06 billion at December 31, 2003. A 24% growth in gross loans was the primary driver of this increase, rising to a record $4.07 billion at June 30, 2004. We attribute overall loan growth to the continued expansion of lending relationships with new as well as established customers, increased loan origination volume from our branch network, and the addition of personnel to enhance and support loan and deposit growth. Based on our current production levels and pipeline of quality lending opportunities, we project loan growth for the full year of 2004 to be approximately 36% over yearend 2003 levels, compared to our initial estimate of 18% to 20%. The increased growth projection reflects the favorable economic conditions in our markets, our expanded delivery platforms and loan origination capabilities at the branch level, as well as enhanced lending opportunities afforded by the Trust Bank acquisition.

Total deposits grew 15% to $3.82 billion at June 30, 2004, compared to $3.31 billion at December 31, 2003. Core deposits increased 17% to $2.09 billion at June 30, 2004 predominantly as a result of expanded commercial relationships, as well as programs and products in the retail branches that better align with the needs of both smaller businesses and retail customers. Time deposits increased 14% to $1.74 billion at June 30, 2004 relative to December 31, 2003, benefiting directly from the implementation of a retail promotional program that spanned the first and second quarters of 2004. We also took advantage of attractive market pricing for FHLB advances which increased 103% to $571.3 million at June 30, 2004, compared to $281.3 million at December 31, 2003. This will provide us with cost-effective longer-term financing to support our anticipated loan production activity throughout the year.

Total average assets increased 32% to $4.64 billion during the second quarter of 2004, compared to $3.51 billion for the same quarter in 2003, primarily due to growth in average loans partially offset by a moderate reduction in average investment securities. Proceeds from sales and repayments of investment securities were used to fund a portion of the Company’s loan growth. Total average loans grew to $3.84 billion during the quarter ended June 30, 2004, an increase of 45% over the prior year quarter. With the exception of trade finance loans, all loan categories experienced double-digit growth during the quarter, with the most significant contributions coming from residential multifamily and commercial real estate loans. Total average deposits rose 20% during the second quarter of 2004 to $3.63 billion, compared to $3.03 billion for the same quarter in 2003. Noninterest-bearing demand deposits, money market accounts, and time deposits had the most noteworthy impact on deposit growth during the period.

Net interest margin decreased to 4.12% during the quarter ended June 30, 2004, compared to 4.28% during the same quarter in 2003. The addition of approximately $300.0 million in low cost, fixed rate FHLB advances during the first quarter of 2004, as well as the higher percentage of variable rate and hybrid adjustable rate loan originations compared to earlier periods can be attributed for the decline in the net interest margin during the second quarter of 2004. The emphasis on variable rate and shorter-term hybrid loans was a strategic move on our part in anticipation of a higher interest rate environment. Since these loans provide a lower initial interest spread than fixed rate or longer-term hybrid loans, the yield on average earning assets for the second quarter of 2004 fell to 5.15%, compared to 5.37% for the prior year quarter. The average cost of deposits during the second quarter of 2004 fell to 0.92%, compared to 1.01% for the second quarter of 2003. We believe that the cost of deposits has reached a natural floor, and with the recent increase in interest rates, the cost of deposits will increase slightly for the remainder of 2004. The aforementioned retail time deposit promotional program, which ran through the end of the second quarter of 2004, will also serve to slightly increase our cost of deposits for the remainder of 2004. In consideration of all these factors, we anticipate our net interest margin to increase for the second half of 2004 in response to the most recent Fed interest rate increase that will take effect at the beginning of July 2004.

Total noninterest income decreased 15% to $7.4 million during the second quarter of 2004, compared to the $8.7 million for the corresponding quarter in 2003. The rising interest rate environment has considerably curtailed our secondary market activities which contributed significantly to noninterest revenues in previous periods. Although we continue to experience a healthy volume of single family mortgage originations, there is substantial shift away from fixed rate mortgages which we sell into the secondary market, in favor of adjustable rate loans which we generally maintain in our portfolio. During the second quarter, our noninterest income was also negatively impacted by a $757 thousand impairment writedown that we recorded on a certain Freddie Mac preferred stock held in our investment portfolio. Offsetting these reductions in noninterest income during the second quarter of 2004 were increases in ancillary loan fees and letters of credit fees and commissions which grew by 58% and 11%, respectively, during the period. We anticipate noninterest income to increase by an annualized 10% to 15% for the remainder of 2004, excluding the impact of secondary marketing activities and gain on sale of securities.

Total noninterest expense increased 12% to $21.6 million during the second quarter of 2004, compared with $19.3 million for the prior year quarter. This is primarily due to higher compensation expense related to increased staffing levels and higher other expenses, which can be attributed to overall deposit and loan growth. Contributing to the overall increase in noninterest expense during the second quarter of 2004 were the impact of opening a new Ranch 99 in-store location during August 2003 and the addition of a new administration location during the second half of 2003. Despite the increase in overall expenses, however, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income decreased to 37% during the second quarter of 2004, compared to 39% during the same period in 2003. We believe this to be a reflection of our ability to efficiently utilize our resources and operating platform to support our continuing growth. We anticipate noninterest expenses during 2004 to increase in the range of 15% to 18% to support the anticipated growth of the Bank in 2004. We also expect our efficiency ratio for 2004 to remain in the 37% to 38% range.

The effective tax rate for the second quarter of 2004 was 35.0%, compared to 34.3% for the same period in 2003. We anticipate our effective tax rate for 2004 to be approximately equal to that of the second quarter. Since our last report in which we detailed our participation in the voluntary compliance initiative offered by the State of California, there have been no new developments with respect to our former regulated investment company, East West Securities Company, Inc. Pursuant to this program, we filed amended California income tax returns for all affected years on April 15, 2004 and paid the resulting taxes and interest due to the FTB. Management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, and consequently, we have filed refund claims for the amounts paid with the amended returns.

Total nonperforming assets amounted to $3.1 million, or 0.06% of total assets at June 30, 2004, compared with $6.6 million, or 0.16%, at December 31, 2003. The reduction in nonperforming assets is due primarily to the resolution of a trade finance loan that is fully insured by the Ex-Im Bank and the payoff of several loans. The allowance for loan losses totaled $44.0 million at June 30, 2004, or 1.08% of outstanding total loans. Net loan chargeoffs totaled $140 thousand, or an annualized 0.01% of average loans, during the second quarter of 2004, compared with $764 thousand, or an annualized 0.12% of average loans, during the same quarter in 2003. We anticipate our overall asset quality to remain sound throughout the remainder of 2004. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below an annualized 0.35% of average loans in 2004.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.8%, a total risk-based capital ratio of 10.9%, and a Tier 1 leverage ratio of 9.3% at June 30, 2004. As previously reported, we completed a private placement of common stock during the first quarter with two institutional investors amounting to approximately $30 million. In a separate private placement transaction, we issued $10.0 million in junior subordinated debt securities during June 2004 through a newly formed statutory business trust, East West Capital Trust IV. This additional issuance of capital securities provides the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes. These additional sources of capital will provide us with the financial capacity to continue to capitalize on lending opportunities in our markets as well as facilitate the sustained growth of the Bank.

Results of Operations

We reported second quarter 2004 net income of $18.0 million, or $0.36 per basic share and $0.35 per diluted share, compared with $14.7 million, or $0.31 per basic share and $0.30 per diluted share, reported during the second quarter of 2003. The 23% increase in net income is primarily attributable to higher net interest income, partially offset by a higher provision for loan losses, lower noninterest-related revenues, higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets decreased to 1.56% for the quarter ended June 30, 2004, from 1.67% for the same period in 2003. The annualized return on average stockholders’ equity decreased to 17.51% for the second quarter of 2004, compared with 18.56% for the second quarter of 2003.

Net income for the six months ended June 30, 2004 increased 32% to $35.0 million, or $0.71 per basic share and $0.68 per diluted share, from $26.4 million, or $0.55 per basic and $0.54 per diluted share. Our annualized return on average total assets increased to 1.58% for the first half of 2004, from 1.55% for the same period in 2003. The annualized return on average stockholders’ equity increased to 17.73% for the six months ended June 30, 2004, from 17.01% for the corresponding period in 2003.

Components of Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Net interest income	$45.0	$35.0	$87.1	$66.0
Provision for loan losses	(3.0)	(2.0)	(6.8)	(4.5)
Noninterest income	7.4	8.7	15.8	15.5
Noninterest expense	(21.7)	(19.3)	(42.3)	(36.7)
Provision for income taxes	(9.7)	(7.7)	(18.8)	(13.9)
Net income	$18.0	$14.7	$35.0	$26.4
Annualized return on average total assets	1.56%	1.67%	1.58%	1.55%
Annualized return on average stockholders’ equity	17.51%	18.56%	17.73%	17.01%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the second quarter of 2004 totaled $45.0 million, a 29% increase over net interest income of $35.0 million for the same period in 2003.

Total interest and dividend income during the quarter ended June 30, 2004 increased 28% to $56.3 million, compared with $43.9 million during the same period in 2003. Year-to-date interest and dividend income also increased 28% to $108.5 million, compared with $84.9 million during the first half of 2003. The increase in interest and dividend income during both the second quarter and the first six months of 2004 is attributable primarily to a 34% and 31% growth in average earning assets for the quarter and six months ended June 30, 2004, respectively, partially offset by lower yields on all categories of earning assets. Growth in average loans was the primary driver for the growth in average earning assets for the quarter and six months ended June 30, 2004. The net growth in average earning assets for both periods was funded largely by increases in noninterest-bearing demand deposits, money market accounts and FHLB advances.

Total interest expense during the second quarter of 2004 increased 28% to $11.3 million, compared with $8.9 million for the same period a year ago. Similarly, total interest expense increased 13% to $21.4 million for the first half of 2004, from $18.9 million for the first half of 2003. The increase in interest expense during both the second quarter and first six months of 2004 can be attributed to a 35% and 32% combined growth in average interest-bearing liabilities, predominantly FHLB advances and time deposits, offset by lower rates paid on all categories of interest-bearing liabilities, with the exception of checking and money market accounts and savings deposits.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased by 16 basis points to 4.12% for the second quarter of 2004, compared with 4.28% for the second quarter of 2003. For the first six months of 2004, the net interest margin increased 2 basis points to 4.17%, from 4.15% for the same period a year ago. The overall yield on average earning assets decreased 22 basis points to 5.15% in the second quarter of 2004, compared to 5.37% for the second quarter of 2003, while the yield on average earning assets for the first six months of 2004 decreased 15 basis points to 5.19%, from 5.34% for the same period in 2003. The decrease in the overall yield can be attributed to a higher percentage of variable rate and shorter-term hybrid adjustable rate loan originations during 2004 relative to 2003 in anticipation of a higher interest rate environment. These loans generally provide a lower initial spread than fixed rate or longer-term hybrid loans. Additionally, a 25 basis point Fed interest rate cut which took effect at the beginning of the third quarter of 2003 further contributed to the decline in overall yields on earning assets for both the second quarter and first half of 2004.

Similarly, as a result of this Fed interest rate cut, our overall cost of funds for the three months ended June 30, 2004, decreased 8 basis points to 1.42%, compared with 1.50% for the second quarter of 2003. For the first six months of 2004, our overall cost of funds decreased 23 basis points to 1.39%, from 1.62% for the same period a year ago. However, the decrease in the overall cost of funds during the second quarter of 2004 was not as substantial as the decrease in the cost of funds experienced during the first six months of the year. This is predominantly due to the addition of $300.0 million in FHLB advances during the first quarter of 2004 to capitalize on attractive market pricing for longer term-funding to help support the Bank’s flourishing loan growth. We were able to lock in low cost, fixed rate advances that ranged in maturity from one to three years. Furthermore, the layered effect of the retail time deposit promotion that we implemented over the course of the first six months of 2004 was manifested more acutely in the second quarter of 2004 relative to the first half of the year.

We continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 23% to $968.9 million, and 24% to $905.8 million, during the second quarter and first six months of 2004, respectively. This compares with $784.8 million for the second quarter of 2003 and $731.3 million for the first six months of 2003. In light of the current composition of fixed rate and adjustable rate loans in our portfolio, our recent move to lock in low-cost, longer-term fixed rate FHLB advances to augment our funding sources, and the continued growth of our non-interest bearing demand deposit base, we expect our net interest margin to be favorably impacted by the latest 25 basis point Fed interest rate increase that will take effect at the beginning of July 2004.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$103,319	$282	1.09%	$171,396	$616	1.44%
Taxable investment securities(2)(3)	408,310	3,415	3.35%	441,082	4,032	3.66%
Loans receivable(2)(4)	3,835,340	52,402	5.47%	2,644,403	39,114	5.92%
Federal Home Loan Bank stock	27,605	248	3.59%	9,591	111	4.63%
Total interest-earning assets	4,374,574	56,347	5.15%	3,266,472	43,873	5.37%
Noninterest-earning assets:
Cash and due from banks	84,456			86,157
Allowance for loan losses	(43,499)			(40,407)
Other assets	220,518			200,488
Total assets	$4,636,049			$3,512,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$276,971	240	0.35%	$262,052	208	0.32%
Money market accounts	381,591	932	0.98%	222,860	477	0.86%
Savings deposits	314,031	113	0.14%	287,593	94	0.13%
Time deposits	1,689,163	7,079	1.68%	1,476,938	6,907	1.87%
Short-term borrowings	1,846	7	1.52%	495	4	3.23%
Federal Home Loan Bank advances	501,355	2,260	1.80%	94,185	636	2.70%
Junior subordinated debt	33,968	712	8.38%	20,750	566	10.91%
Total interest-bearing liabilities	3,198,925	11,343	1.42%	2,364,873	8,892	1.50%
Noninterest-bearing liabilities:
Demand deposits	968,857			784,762
Other liabilities	56,429			46,525
Stockholders’ equity	411,838			316,550
Total liabilities and stockholders’ equity	$4,636,049			$3,512,710
Interest rate spread			3.73%			3.87%
Net interest income and net interest margin		$45,004	4.12%		$34,981	4.28%

(1)           Annualized

(2)           Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3)           Average balances exclude unrealized gains or losses on available-for-sale securities.

(4)           Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$95,244	$522	1.10%	$165,327	$1,153	1.39%
Taxable investment securities(2)(3)	412,536	7,228	3.50%	475,940	8,598	3.61%
Loans receivable(2)(4)	3,644,099	100,240	5.50%	2,531,623	74,941	5.92%
Federal Home Loan Bank stock	26,718	502	3.76%	9,470	233	4.92%
Total interest-earning assets	4,178,597	108,492	5.19%	3,182,360	84,925	5.34%
Noninterest-earning assets:
Cash and due from banks	84,901			81,094
Allowance for loan losses	(41,797)			(38,354)
Other assets	215,348			189,772
Total assets	$4,437,049			$3,414,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$280,803	468	0.33%	$250,469	406	0.32%
Money market accounts	342,175	1,551	0.91%	201,229	889	0.88%
Savings deposits	309,369	215	0.14%	276,160	173	0.13%
Time deposits	1,630,133	13,531	1.66%	1,503,719	15,102	2.01%
Short-term borrowings	1,802	13	1.44%	1,525	15	1.97%
Federal Home Loan Bank advances	483,278	4,227	1.75%	75,569	1,168	3.09%
Junior subordinated debt	32,835	1,400	8.53%	20,750	1,132	10.91%
Total interest-bearing liabilities	3,080,395	21,405	1.39%	2,329,421	18,885	1.62%
Noninterest-bearing liabilities:
Demand deposits	905,800			731,284
Other liabilities	56,437			43,324
Stockholders’ equity	394,417			310,843
Total liabilities and stockholders’ equity	$4,437,049			$3,414,872
Interest rate spread			3.80%			3.72%
Net interest income and net interest margin		$87,087	4.17%		$66,040	4.15%

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

Analysis of Changes in Net Interest Margin

Changes in net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the periods indicated. The total change for each category of interest-earning asset and interest-bearing liability is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute this table.

	Three Months Ended June 30, 2004 vs 2003			Six Months Ended June 30, 2004 vs 2003
	Total	Changes Due to		Total	Changes Due to
	Change	Volume(1)	Rates(1)	Change	Volume(1)	Rates(1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(334)	$(208)	$(126)	$(631)	$(419)	$(212)
Taxable investment securities	(617)	(288)	(329)	(1,370)	(1,117)	(253)
Loans receivable, net	13,288	16,466	(3,178)	25,299	30,925	(5,626)
Federal Home Loan Bank stock	137	167	(30)	269	336	(67)
Total interest and dividend income	$12,474	$16,137	$(3,663)	$23,567	$29,725	$(6,158)
INTEREST-BEARING LIABILITIES:
Checking accounts	$32	$12	$20	$62	$50	$12
Money market accounts	455	380	75	662	638	24
Savings deposits	19	9	10	42	22	20
Time deposits	172	933	(761)	(1,571)	1,198	(2,769)
Short-term borrowings	3	6	(3)	(2)	2	(4)
Federal Home Loan Bank advances	1,624	1,901	(277)	3,059	3,770	(711)
Junior subordinated debt	146	299	(153)	268	555	(287)
Total interest expense	$2,451	$3,540	$(1,089)	$2,520	$6,235	$(3,715)
CHANGE IN NET INTEREST INCOME	$10,023	$12,597	$(2,574)	$21,047	$23,490	$(2,443)

(1)          Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $3.0 million for the second quarter of 2004, compared to $2.0 million for the same period in 2003. For the first six months of 2004, the provision for loan losses totaled $6.8 million, compared to $4.5 million for the same period in 2003. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Letters of credit fees and commissions	$2.08	$1.87	$4.19	$3.34
Ancillary loan fees	1.97	1.25	3.13	2.10
Branch fees	1.84	1.83	3.64	3.55
Income from life insurance policies	0.80	0.81	1.57	1.61
Net gain on sales of loans	0.23	0.08	0.26	0.18
Income from secondary market activities	0.10	1.41	0.85	2.12
Net (loss) gain on investment securities available-for-sale	(0.39)	0.64	0.80	0.99
Other	0.74	0.79	1.39	1.57
Total	$7.37	$8.68	$15.83	$15.46

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

Noninterest income decreased 15% to $7.4 million during the quarter ended June 30, 2004, compared to $8.7 million for the same quarter in 2003. The decline can be attributed primarily to a 93%, or $1.3 million, decrease in income from secondary market activities and a net loss of $391 thousand on investment securities available-for-sale. Partially offsetting these decreases to noninterest income during the second quarter of 2004 were a 58% increase in ancillary loan fees to $2.0 million, an 11% increase in letter of credit fees and commissions to $2.1 million, and a 186% increase in net gains on sales of loans, primarily from our Small Business Administration (“SBA”) loan portfolio. For the first half of 2004, noninterest income increased slightly by 2% to $15.8 million, from $15.5 million for the same period a year ago. The increase in noninterest income for the six months ended June 30, 2004 is primarily due to higher ancillary loan fees, higher letters of credit fees and commissions, and higher net gain on sales of loans. Partially offsetting these increases was the reduction in net gain on investment securities available-for-sale, income from secondary market activities, and other miscellaneous noninterest income.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 11% to $2.1 million during the quarter ended June 30, 2004, compared to $1.9 million for the same quarter in 2003. For the first half of 2004, letters of credit fees and commissions increased 25% to $4.2 million, from $3.3 million for the same period a year ago. The increase in letters of credit fees and commissions for both periods is primarily due to higher maintenance fees related to additional issuances of standby letters of credit and, to a lesser extent, an increase in the volume of trade finance transactions during 2004, relative to 2003. The increase in trade finance transactions of 14% and 19% during the quarter and six months ended June 30, 2004, respectively, were primarily related to the export side of international trade.

Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting. Ancillary loan fees increased 58% to $2.0 million during the second quarter of 2004, compared to $1.3 million for the second quarter of 2003. For the first half of 2004, ancillary fees increased 49% to $3.1 million, from $2.1 million for the same period in 2003. The growth in ancillary loan fees for both periods is primarily attributable to the significant increase in residential, multifamily, commercial real estate and construction loan originations during 2004 relative to 2003. The addition of several seasoned and skilled banking professionals as well as increased loan origination volume from our branch network both contributed to the substantial increase in loan originations during 2004.

Income from secondary market activities decreased 93% to $98 thousand during the second quarter of 2004, compared to $1.4 million during the same quarter in 2003. For the first six months of 2004, secondary market-related revenues decreased 60% to $853 thousand, from $2.1 million during the same period in 2003. The significant decrease in income from secondary market activities for both periods is propelled, to a large degree, by the recent rise in interest rates that favors the origination of adjustable rate mortgages over fixed rate mortgages. We typically sell only fixed rate mortgage loans to the secondary market while adjustable rate mortgage loans are generally maintained in our portfolio. If interest rates continue to rise, we anticipate an even greater contraction in our secondary market operations for the remainder of the year.

Net loss on investment securities available-for-sale totaled $391 thousand for the quarter ended June 30, 2004, compared to a net gain of $640 thousand for the same quarter in 2003. During the second quarter of 2004, we recorded a $757 thousand impairment writedown on a Freddie Mac preferred stock held in our available-for-sale investment portfolio. We do not anticipate any further writedowns in such securities in the foreseeable future. Partially offsetting this impairment writedown during the quarter ended June 30, 2004 were $366 thousand in net gains on sales of available-for-sale securities with a carrying value of $38.2 million. In comparison, we recorded $640 thousand in net gains on sales of available-for-sale securities with a carrying value of $16.2 million during the second quarter of 2003. For the six months ended June 30, 2004, net gain on investment securities totaled $803 thousand, compared with $987 thousand for the corresponding period in 2003. Excluding the impact of the $757 thousand impairment writedown recorded during the second quarter of 2004, net gains on sales of investment securities amounted to $1.6 million for the first half of 2004, compared to $987 thousand for the same period in 2003. We sold available-for-sale securities with a net carrying value of $150.9 million during the first six months of 2004, compared to $24.9 million in available-for-sale securities sold during the same period in 2003. Sales of available-for-sale securities provided additional liquidity to sustain the increase in loan production activity throughout the year, and served to replace the lower yields on investment securities with higher yields on loans.

Other noninterest income, which includes insurance commissions and insurance-related service fees and income from operating leases, decreased 5% to $746 thousand during the second quarter of 2004, from $785 thousand recorded during the same quarter of 2003. For the first six months ended June 30, 2004, other noninterest income decreased to $1.4 million, or 11%, from $1.6 million earned during the same period of 2003. The decrease in other operating income is primarily due to lower revenues generated from insurance commissions and insurance-related service fees which decreased 21% to $338 thousand during the quarter ended June 30, 2004, compared to $429 thousand for the same quarter in 2003. For the first six months of 2004, revenues from insurance commissions and insurance-related service fees decreased 11% to $687 thousand, compared with $769 thousand for the corresponding period in 2003. Moreover, a decrease in income earned from operating leases further contributed to the decrease in noninterest income during the three and six months ended June 30, 2004. Income from operating leases amounted to $77 thousand and $152 thousand during the quarter and six months ended June 30, 2004, as compared to $169 thousand and $423 thousand during the same periods in 2003. These revenues represent income from equipment leased to third parties in connection with operating leases entered into by the Company. Operating leases, net of accumulated depreciation, totaled $441 thousand and $909 thousand at June 30, 2004 and 2003, respectively.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Compensation and other employee benefits	$9.14	$7.89	$18.31	$15.61
Net occupancy	2.85	2.55	5.55	4.84
Amortization of affordable housing investments	1.92	1.66	3.77	2.98
Deposit-related expenses	1.17	0.96	2.13	1.82
Amortization of positive intangibles	0.52	0.51	1.04	0.95
Data processing	0.51	0.47	0.97	0.86
Deposit insurance premiums and regulatory assessments	0.18	0.19	0.36	0.36
Other	5.36	5.08	10.27	9.28
Total	$21.65	$19.31	$42.40	$36.70
Efficiency Ratio(1)	37%	39%	37%	40%

(1)          Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 12% to $21.6 million during the second quarter of 2004, from $19.3 million for the same quarter in 2003. For the first half of 2004, noninterest expense increased 16% to $42.4 million, compared with $36.7 million during the same period a year ago.

Compensation and employee benefits increased 16% to $9.1 million during the second quarter of 2004, compared to $7.9 million for the same quarter last year. For the first half of 2004, compensation and employee benefits increased 17% to $18.3 million, compared with $15.6 million for the same period in 2003. The rise in compensation and employee benefits for both periods is primarily due to the addition of personnel to enhance and support the growth in our loan and deposit portfolio. In addition, compensation expense related to the acquisition of PBB in mid-March 2003, the opening of two 99 Ranch in-store branches in February and August 2003, as well as the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense during the first half of 2004 as compared to the period in 2003.

Occupancy expenses increased 12% to $2.9 million and 15% to $5.5 million during the second quarter and first half of 2004, respectively, compared with $2.5 million and $4.8 million during the same period in 2003. The increase in occupancy expenses during the second quarter of 2004 can be attributed to a rise in computer and software related expenses associated with the ongoing upgrade of the Company’s hardware and related desktop operating system as well as the conversion of the Bank’s teller platform system. The system upgrade and teller platform conversion were initiated during the second quarter of 2004 and we anticipate their completion sometime during the fourth quarter of 2004. Furthermore, computer-related and furniture expenses also grew during the second quarter and the first six months of 2004 in proportion to the increase in staffing levels during 2004 to support the growth of the Bank.

The amortization of investments in affordable housing partnerships increased 15% to $1.9 million and 27% to $3.8 million during the three and six months ended June 30, 2004, respectively, compared with $1.7 million and $3.0 million for the corresponding periods in 2003. The increase in amortization expense reflects the $7.6 million in additional affordable housing investment purchases made since the second quarter of 2003. Total investments in affordable housing partnerships amounted to $26.1 million at June 30, 2004 compared to $28.8 million at December 31, 2003.

Deposit-related expenses increased 22% to $1.2 million during the second quarter of 2004, compared to $1.0 million for the same quarter last year. For the first half of 2004, deposit-related expenses also increased 17% to $2.1 million, compared to $1.8 million for the corresponding period in 2003. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts during the quarter and first six months of 2004.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 5% to $5.4 million for the second quarter of 2004, from $5.1 million for the same quarter in 2003. For the first half of 2004, other operating expenses increased 11% to $10.3 million, from $9.3 million during the same period a year ago. The increase in other operating expenses is primarily attributable to our continued expansion to support our loan and deposit growth.

Our efficiency ratio decreased to 37% for the quarter ended June 30, 2004, compared to 39% for the corresponding period in 2003. For the first half of 2004, our efficiency ratio decreased to 37%, from 40% for the same period a year ago. Despite our continued expansion and growth, we have managed to capitalize on operational efficiencies from infrastructure investments made in the past few years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 27% to $9.7 million for the second quarter of 2004, compared with $7.7 million for the same quarter in 2003. For the first half of 2004, the provision for income taxes totaled $18.8 million, a 36% increase from the $13.9 million income tax expense recorded for the same period a year ago. The increase in the tax provision is primarily attributable to a 24% and 33% increase in pretax earnings during the second quarter and first half of 2004. The provision for income taxes for the second quarter of 2004 also reflects the utilization of tax credits totaling $1.5 million, compared to $1.1 million utilized during the second quarter of 2003. The second quarter 2004 provision reflects an effective tax rate of 35.0%, compared with 34.3% for the same quarter in 2003. For the first six months of 2004, the effective tax rate of 34.9% reflects tax credits of $3.0 million, compared with an effective tax rate of 34.4% for the first half of 2003 reflecting tax credits of $2.1 million.

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

Pursuant to the VCI program, we filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. We continue to believe that the tax deductions are appropriate and, as such, we have also filed refund claims for the amounts paid with the amended returns. These refund claims are reflected as assets in the Company’s consolidated financial statements. As a result of these actions—amending our California income tax returns and subsequent related filing of refund claims—we retain our potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. Our potential exposure to all other penalties, however, has been eliminated through this course of action. We will continue to work with counsel to follow the latest developments with regards to this matter as well as actively pursue our refund claims.

Balance Sheet Analysis

Our total assets increased $853.1 million, or 21%, to $4.91 billion, as of June 30, 2004, relative to total assets at December 31, 2003. The increase in total assets was comprised primarily of net loan growth totaling $795.1 million and an increase of $20.1 million in cash and cash equivalents. The net increase in total assets was largely funded by an increase in deposits totaling $509.7 million, an increase in FHLB advances amounting to $290.0 million, and an increase in junior subordinated debt of $10.3 million.

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 2% to $453.2 million as of June 30, 2004, compared with $445.1 million at December 31, 2003. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $113.2 million and $152.5 million, respectively, during the six months ended June 30, 2004. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $276.7 million as well as funding a portion of loan originations made during the first half of 2004. We recorded net gains totaling $1.6 million on sales of available-for-sale securities during the first half of 2004.

During the second quarter of 2004, we recorded a $757 thousand impairment writedown on a Freddie Mac preferred stock held in our available-for-sale investment portfolio. The carrying value of this security was $4.7 million as of June 30, 2004. We do not anticipate any further impairment on this security in the foreseeable future.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of June 30, 2004 and December 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of June 30, 2004:
US Treasury securities	$2,515	$—	$(13)	$2,502
US Government agency securities	315,722	248	(2,586)	313,384
Mortgage-backed securities	82,630	230	(134)	82,726
Corporate debt securities	18,987	—	(361)	18,626
Agency equity securities	34,648	121	—	34,769
Residual interest in securitized loans	—	1,147	—	1,147
Total	$454,502	$1,746	$(3,094)	$453,154
As of December 31, 2003:
US Treasury securities	$26,188	$40	$—	$26,228
US Government agency securities	271,021	2,376	(292)	273,105
Mortgage-backed securities	67,259	644	(142)	67,761
Corporate debt securities	31,902	—	(1,852)	30,050
Agency equity securities	46,505	224	(676)	46,053
Residual interest in securitized loans	—	1,945	—	1,945
Total	$442,875	$5,229	$(2,962)	$445,142

Loans

We experienced strong loan demand during the first half of 2004. Net loans receivable increased $795.1 million, or 25% to $4.03 billion at June 30, 2004. The increase in loans was funded primarily through deposit growth, an increase in FHLB advances, and through repayments, maturities, sales and redemptions of investment securities available-for-sale.

The growth in loans is comprised primarily of net increases in single family loans of $58.6 million or 40%, multifamily loans of $96.0 million or 12%, commercial real estate loans of $481.7 million or 31%, construction loans of $96.1 million or 54%, commercial business loans of $43.0 million or 10% and consumer loans, including home equity lines of credit, of $25.8 million or 18%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$205,295	5.0%	$146,686	4.5%
Residential, multifamily	905,328	22.2%	809,311	24.7%
Commercial and industrial real estate	2,040,314	50.0%	1,558,594	47.6%
Construction	275,639	6.8%	179,544	5.5%
Total real estate loans	3,426,576	84.0%	2,694,135	82.3%
Other loans:
Business, commercial	474,970	11.7%	431,942	13.2%
Automobile	11,708	0.3%	13,696	0.4%
Other consumer	161,288	4.0%	133,454	4.1%
Total other loans	647,966	16.0%	579,092	17.7%
Total gross loans	4,074,542	100.0%	3,273,227	100.0%
Unearned fees, premiums and discounts, net	(1,277)		152
Allowance for loan losses	(43,999)		(39,246)
Loan receivable, net	$4,029,266		$3,234,133

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets, as a percentage of total assets, were 0.06% and 0.16% at June 30, 2004 and December 31, 2003, respectively. Nonaccrual loans totaled $3.1 million at June 30, 2004, compared with $5.3 million at year-end 2003. Loans totaling $692 thousand were placed on nonaccrual status during the second quarter of 2004. These additions to nonaccrual loans were offset by $1.7 million in payoffs and principal paydowns, $418 thousand in gross chargeoffs, and $64 thousand in loans brought current. Additions to nonaccrual loans during the second quarter of 2004 were comprised of $138 thousand in residential single family loans, $452 thousand in commercial real estate loans, and $101 thousand in commercial business loans. For the six months ended June 30, 2004, nonaccrual loans decreased $2.2 million due to payoffs and principal paydowns of $2.5 million, gross chargeoffs of $1.2 million, and loans brought current of $36 thousand, partially offset by additions to nonaccrual loans of $1.6 million.

There were no loans past due 90 days or more but not on nonaccrual at June 30, 2004. This compares to $636 thousand at December 31, 2003. The decrease is attributable to a trade finance loan that was brought current in February 2004.

There were no restructured loans or loans that have had their original terms modified at June 30, 2004. This compares to $638 thousand at December 31, 2003 representing one commercial real estate loan that was fully paid off in February 2004.

Other real estate owned (“OREO”) includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had no OREO properties at June 30, 2004 and December 31, 2003.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$3,126	$5,311
Loans past due 90 days or more but not on nonaccrual	—	636
Total nonperforming loans	3,126	5,947
Restructured loans	—	638
Other real estate owned, net	—	—
Total nonperforming assets	$3,126	$6,585
Total nonperforming assets to total assets	0.06%	0.16%
Allowance for loan losses to nonperforming loans	1407.52%	659.93%
Nonperforming loans to total gross loans	0.08%	0.18%

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

At June 30, 2004, we classified $3.1 million of our loans as impaired, compared with $5.9 million at December 31, 2003. There were no specific reserves on impaired loans at June 30, 2004 and December 31, 2003. Our average recorded investment in impaired loans for the six months ended June 30, 2004 and 2003 were $3.5 million and $11.0 million, respectively. During the six months ended June 30, 2004 and 2003, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $110 thousand and $450 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $11 thousand and $106 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at June 30, 2004, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At June 30, 2004, the allowance for loan losses amounted to $44.0 million, or 1.08% of total loans, compared with $39.2 million, or 1.20% of total loans, at December 31, 2003, and $40.8 million, or 1.47% of total loans, at June 30, 2003. The $4.8 million increase in the allowance for loan losses at June 30, 2004, from year-end 2003, is comprised primarily of $6.8 million in additional loss provisions reduced by $980 thousand in net chargeoffs recorded during the period. Additionally, we reclassed $1.1 million and $1.0 million from the allowance for loan losses to other liabilities during the second quarter and first six months of 2004. This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance and affordable housing activities.

The provision for loan losses of $3.0 million for the second quarter of 2004 represents a 49% increase from the $2.0 million in loss provisions recorded during the second quarter of 2003. The second quarter 2004 net chargeoffs amounting to $140 thousand represent 0.01% of average loans outstanding for the three months ended June 30, 2004. This compares to net chargeoffs of $764 thousand, or 0.12% of average loans outstanding for the same period in 2003. For the first half of 2004, the provision for loan losses totaled $6.8 million, a 50% increase from the $4.5 million provision recorded during the same period in 2003. Net chargeoffs for the first six months of 2004 totaling $980 thousand represent 0.05% of average loans outstanding for the six months ended June 30, 2004. This compares to net chargeoffs of $1.9 million or 0.15% of average loans outstanding for the first half of 2003. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 25% during the first six months of 2004, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Allowance balance, beginning of period	$42,268	$39,504	$39,246	$35,292
Allowance from acquisition	—	—	—	2,821
Reclass for off-balance sheet credit exposures	(1,129)	—	(1,017)	—
Provision for loan losses	3,000	2,010	6,750	4,500
Charge-offs:
1-4 family residential real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Commercial and industrial real estate	—	—	—	—
Business, commercial	480	811	1,425	2,235
Automobile	52	92	82	101
Other	3	10	6	12
Total charge-offs	535	913	1,513	2,348
Recoveries:
1-4 family residential real estate	—	—	9	40
Multifamily real estate	26	—	26	—
Commercial and industrial real estate	—	—	—	—
Business, commercial	341	112	402	398
Automobile	28	37	96	47
Other	—	—	—	—
Total recoveries	395	149	533	485
Net charge-offs	140	764	980	1,863
Allowance balance, end of period	$43,999	$40,750	$43,999	$40,750
Average loans outstanding	$3,835,340	$2,644,403	$3,644,099	$2,531,623
Total gross loans outstanding, end of period	$4,074,542	$2,765,151	$4,074,542	$2,765,151
Annualized net charge-offs to average loans	0.01%	0.12%	0.05%	0.15%
Allowance for loan losses to total gross loans	1.08%	1.47%	1.08%	1.47%

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$316	5.0	$259	4.5
Multifamily real estate	2,508	22.2	2,487	24.7
Commercial and industrial real estate	14,372	50.1	12,958	47.6
Construction	5,700	6.7	3,781	5.5
Business, commercial	14,167	11.7	13,761	13.2
Automobile	595	0.3	486	0.4
Consumer and other	658	4.0	321	4.1
Other risks	5,683	—	5,193	—
Total	$43,999	100.0	$39,246	100.0

Allocated reserves on single family loans increased $57 thousand, or 22%, to $316 thousand due primarily to a 40% increase in the volume of single family loans at June 30, 2004 in comparison to year-end 2003 levels. Further contributing to the increase in allocated reserves on single family loans is the increase in criticized single family loans (i.e. rated “special mention”) which amounted to $93 thousand at June 30, 2004. There were no criticized loans at December 31, 2003. These factors are partially offset by a decrease in classified single family loans (i.e. rated “substandard” and “doubtful”) loans at June 30, 2004 relative to December 31, 2003. There were no single family loans rated “substandard” at June 30, 2004, compared to $78 thousand at December 31, 2003.

Despite a 12% increase in the volume of multifamily loans at June 30, 2004 from year-end 2003 levels, allocated reserves on multifamily loans increased only $21 thousand, or 1%, to $2.5 million as of June 30, 2004. The increase in required reserves related to the increase in multifamily loans was partially offset by a decrease in the volume of loans in this category that were criticized, classified and placed on the watchlist at June 30, 2004 relative to December 31, 2003. There were no multifamily loans rated “special mention” at June 30, 2004, compared to $1.0 million at December 31, 2003. Multifamily loans rated “substandard” and placed on the watchlist totaled $484 thousand and $8.1 million, respectively, at June 30, 2004. This compares to $990 thousand and $12.9 million in loans rated “substandard” and placed on the watchlist, respectively, at December 31, 2003.

Allocated reserves on commercial real estate loans increased $1.4 million, or 11%, to $14.4 million at June 30, 2004 primarily due to a 31% increase in the volume of loans in this category relative to year-end 2003. The increase in required reserves related to the increase in commercial real estate loans was partially offset by a decrease in the volume of loans in this category that were placed on the watchlist. Commercial real estate loans placed on the watchlist totaled $24.6 million at June 30, 2004, compared with $38.1 million at December 31, 2003.

Allocated reserves on construction loans increased $1.9 million, or 51%, to $5.7 million at June 30, 2004 primarily due to a 54% increase in the volume of loans in this category when compared to December 31, 2003.

Allocated loss reserves on commercial business loans increased $406 thousand, or 3%, to $14.1 million at June 30, 2004 primarily due to a 10% increase in the volume of loans in this category compared to year-end 2003 levels as well as an increase in required reserves on commercial business loans that are placed on the watchlist and rated “special mention.” We have observed rising chargeoff trends in this loan category in the past couple of years, both in frequency and size. Based on these observed patterns, we felt that the previous minimum loss rates established for the watchlist and special mention risk classifications did not adequately address the potential credit risk concerns of commercial business loans placed in these categories. As such, we have deemed it prudent to increase the minimum loss rates in these risk categories for commercial business loans during the first quarter of 2004. Partially offsetting the impact of these factors is a decrease in the volume of commercial business loans rated “substandard” to $14.9 million at June 30, 2004, compared to $19.3 million at December 31, 2003.

Despite a 15% decrease in volume of loans in this loan category, allocated reserves on automobile loans increased $109 thousand, or 22%, to $595 thousand as of June 30, 2004 primarily as a result of a 200 basis point increase to 5% in the minimum loss rate for automobile loans rated “pass.” This change was implemented during the first quarter of 2004. A minimum loss rate of 3% was initially established for automobile loans during the third quarter of 2003 due to a rising pattern of chargeoff losses experienced in this loan category. We continue to routinely experience chargeoffs in this loan category, and on several occassions, we have had to charge off loans with no previously manifested or observable credit weaknesses. As such, we feel that an increase in the minimum loss rate on loans rated “pass” is warranted at this time due to the frequency and rate at which loans in this category migrate from “pass” to “loss.”

Allocated reserves on consumer loans increased by $337 thousand, or 105%, to $658 thousand as of June 30, 2004. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is due, in part, to a 24% increase in home equity lines of credit at June 30, 2004 relative to December 31, 2003. More significantly, however, the increase in allocated reserves on consumer loans is due to an increase in minimum loss rates on outstanding home equity lines to 0.40% at June 30, 2004, compared to 0.20% at December 31, 2003. We are now beginning to discern credit issues related to this segment of our portfolio as evidenced by increasing delinquency trends. Moreover, we feel that our loss exposure relative to this portfolio is greater in light of rising interest rates and our subordinate position with respect to collateral. Consequently, it is our opinion that the previous minimum loss rate of 0.20% on outstanding home equity lines is no longer adequate to address the potential risks associated with this portfolio.

The allowance for loan losses of $44.0 million at June 30, 2004 exceeded the allocated allowance by $5.7 million, or 13% of the total allowance. This compares to an unallocated allowance of $5.2 million, or 13%, as of December 31, 2003. The $5.7 million unallocated allowance at June 30, 2004 is comprised of two elements. The first element, which accounts for approximately $1.9 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the sustained recessionary state of the national economy. This condition has been exacerbated by corporate scandals linked to various large companies, and more recently, by the geopolitical instability in the Middle East. While recent economic reports show some positive indications, the economic forecast in the foreseeable future is, to a large extent, still tenuous at best. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The second element, which accounts for approximately $3.8 million, or approximately 10% of the allocated allowance amount of $38.3 million at June 30, 2004, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. These risk factors are consistent with allocations set aside in prior periods.

Deposits

Deposits increased $509.7 million, or 15%, to $3.82 billion at June 30, 2004, from $3.31 billion at December 31, 2003. The deposit growth was comprised of increases in non-interest bearing demand accounts of $149.1 million, or 16%, money market accounts of $131.9 million, or 46%, savings accounts of $20.5 million, or 7%, time deposit accounts of $212.1 million, or 14%, and decreases in checking accounts of $3.9 million, or 1%. At June 30, 2004, core deposits represented 55% of total deposits, with time deposits representing the remaining 45%. During the first and second quarters of 2004, we implemented a previously announced promotional retail program for certificates of deposit which primarily accounted for the increase in time deposit accounts during the period. This promotion was targeted towards customers with existing checking accounts, and new individual and business customers who opened certain qualifying checking or business checking account products. We also experienced strong core deposit growth in the first quarter of 2004 primarily due to expanded commercial banking relationships and new accounts tied to the opening of time deposits under our recent promotional program.

Borrowings

We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances increased 103% to $571.3 million as of June 30, 2004, representing an increase of $290.0 million from December 31, 2003. The increase was due primarily to $300.0 million in additional FHLB advances that we entered into during the first quarter of 2004 to capitalize on the attractive market pricing for these instruments. These new advances, which have maturity durations ranging from one to three years, will provide us with cost-effective, longer-term financing to help support our loan growth for the remainder of the year. There were no outstanding short-term borrowings at June 30, 2004. This compares to $12.0 million in such instruments at December 31, 2003.

Contractual Obligations and Commitments

Except for the $10.0 million in junior subordinated debt securities that we issued on June 10, 2004, there were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended June 30, 2004.

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At June 30, 2004, stockholders’ equity totaled $422.9 million, a 17% increase from $362.0 million as of December 31, 2003. The increase is due primarily to: (1) net income of $35.0 million recorded during the first six months of 2004; (2) stock compensation costs amounting to $658 thousand related to our Restricted Stock Award Program; (3) tax benefits of $1.1 million resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $1.6 million, representing 145,772 shares, from the exercise of stock options; (5) net issuance of common stock totaling $896 thousand, representing 49,310 shares, related to our Employee Stock Purchase Plan; and (6) issuance of common stock, net of expenses, totaling $28.8 million, representing 1,217,132 shares, related to a private placement offering that was completed in March 2004. These transactions were offset by (1) payments of first and second quarter 2004 cash dividends totaling $5.0 million; and (2) a decrease of $2.1 million in unrealized gains on available-for-sale securities.

On March 1, 2004, the Company completed a private placement of common stock with two institutional investors amounting to approximately $30 million. The transaction involved the sale of 1,217,132 shares of common stock at a purchase price of approximately $24.65 per share. In addition, the Company granted the investors a right to purchase up to an additional 405,712 shares of common stock at approximately $24.65 per share, or up to an additional $10.0 million. The investors have until October 6,

2004 to exercise the option to purchase an additional $10.0 million of the Company’s common stock. Net proceeds from the offering were used to support the continued growth of the Company. During April 2004, the Company completed the registration of the common stock sold to the investors as well as the shares covered by the investors’ options with the Securities and Exchange Commission under the Securities Act of 1933.

On May 18, 2004, our Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business on June 3, 2004 received one additional share of common stock for each share of common stock held by them on that date. The additional shares were distributed by the Company’s transfer agent on or about June 21, 2004. Prior to the stock split, the Company had 25,141,002 shares of common stock issued and outstanding. The stock dividend increased the number of shares issued and outstanding to 50,282,004.

On June 10, 2004, we issued another $10.0 million in junior subordinated debt securities in a separate private placement transaction. Similar to our previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust IV (“Trust IV”), which is a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust IV to the Company and are reported in the consolidated balance sheet as junior subordinated debt. The securities have a scheduled maturity date of June 23, 2034 and bear an initial interest rate of 3.96% per annum. The interest rate adjusts quarterly based on the 3-Month Libor plus 2.55%. Interest payments are due quarterly on January 23, April 23, July 23, and October 23 of each year. This additional issuance of capital securities provides the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes.

Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  At June 30, 2004, East West Bank’s Tier 1 and total capital ratios were 9.3% and 10.5%, respectively, compared to 9.1% and 10.4%, respectively, at December 31, 2003.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at June 30, 2004, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.9%	10.5%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.8%	9.3%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.3%	8.8%	4.0%	5.0%

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

During the six months ended June 30, 2004, we experienced net cash inflows from operating activities of $24.5 million, compared to net cash inflows of $26.3 million for the six months ended June 30, 2003. Net cash inflows from operating activities for the first half of 2004 and 2003 were primarily due to net income earned during the period.

Net cash outflows from investing activities totaled $828.2 million and $195.6 million for the six months ended June 30, 2004 and 2003, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

We experienced net cash inflows from financing activities of $823.8 million for the first six months of 2004 primarily due to deposit growth, net proceeds from FHLB advances, and net proceeds from the issuance of common stock related to a private placement offering in March 2004. During the same period in 2003, growth in deposits and net proceeds from FHLB advances largely accounted for the net cash inflows from financing activities totaling $106.0 million.

As a means of augmenting our liquidity sources, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At June 30, 2004, our available borrowing capacity includes approximately $69.0 million in repurchase arrangements, $125.0 million in federal funds line facilities, and $691.8 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2004, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by our subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2004 and 2003, total dividends paid by East West Bank to East West Bancorp, Inc. totaled $5.0 million for both periods. As of June 30, 2004, approximately $163.0 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our strategy is formulated by the Asset/Liability Committee, which coordinates with the Board of Directors to monitor our overall asset and liability composition. The Committee meets regularly to evaluate, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on our available-for-sale portfolio, purchase and securitization activity, and maturities of investments and borrowings.

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2004 and December 31, 2003, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Interest Income Volatility(2)
Change in Interest Rates (Basis Points)	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
+200	13.1%	12.0%	(7.4)%	(6.6)%
+100	7.5%	6.9%	(2.9)%	(2.4)%
-100	(6.5)%	(6.0)%	3.2%	1.1%
-200	(15.8)%	(13.9)%	0.4%	0.6%

(1)          The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)          The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at June 30, 2004 and December 31, 2003. With the exception of the net interest income volatility ratio for the negative 200 basis point change category, the estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors at June 30, 2004 and December 31, 2003.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2004. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair Value at
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Total	June 30, 2004
	(Dollars in thousands)
At June 30, 2004:
Assets:
Short-term investments	$62,500	$—	$—	$—	$—	$—	$62,500	$63,094
Weighted average rate	1.18%	—%	—%	—%	—%	—%	1.18%
Investment securities available-for-sale (fixed rate)	$62,280	$125,973	$134,779	$9,949	$—	$20,501	$353,482	$351,252
Weighted average rate	3.09%	2.30%	3.15%	3.78%	—%	4.93%	2.96%
Investment securities available-for-sale (variable rate)	$101,613	$—	$—	$—	$—	$—	$101,613	$102,496
Weighted average rate	2.72%	—%	—%	—%	—%	—%	2.72%
Total gross loans	$2,916,599	$472,355	$167,453	$108,331	$131,089	$278,715	$4,074,542	$4,095,792
Weighted average rate	5.02%	6.17%	6.48%	6.13%	6.03%	6.40%	5.37%
Liabilities:
Checking accounts	$272,493	$—	$—	$—	$—	$—	$272,493	$272,493
Weighted average rate	0.35%	—%	—%	—%	—%	—%	0.35%
Money market accounts	$421,148	$—	$—	$—	$—	$—	$421,148	$421,148
Weighted average rate	1.05%	—%	—%	—%	—%	—%	1.05%
Savings deposits	$321,696	$—	$—	$—	$—	$—	$321,696	$321,696
Weighted average rate	0.11%	—%	—%	—%	—%	—%	0.11%
Time deposits	$1,540,625	$165,003	$27,004	$1,038	$846	$548	$1,735,064	$1,729,082
Weighted average rate	1.61%	2.09%	1.67%	2.79%	2.65%	0.27%	1.66%
FHLB advances	$331,300	$140,000	$100,000	$—	$—	$—	$571,300	$572,272
Weighted average rate	1.43%	2.00%	2.37%	—%	—%	—%	1.73%
Junior subordinated debt	$—	$—	$—	$—	$—	$42,012	$42,012	$35,877
Weighted average rate	—%	—%	—%	—%	—%	7.91%	7.91%

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

The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We sometimes use derivative financial instruments, primarily interest rate swap and interest rate cap agreements, as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders’ equity. The use of derivatives has  declined since 1999, and derivatives have not had a material effect on our operating results or financial position. We had no outstanding derivative positions at June 30, 2004 and December 31, 2003.

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

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of the Company’s securities during the second quarter of 2004 are as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 30, 2004	—	$—	—	(2)
May 31, 2004	—	$—	—	(2)
June 30, 2004	—	$—	—	(2)
Total	—	$—	—	$7,000,000

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of East West Bancorp, Inc. was held on May 17, 2004 for the purpose of electing two directors to serve until the 2007 Annual Meeting. Holders of 22,522,799 of the 25,093,652 outstanding shares as of the record date voted in the annual meeting in person or by proxy. The two directors elected to serve until the 2007 Annual Meeting are as follows: (1) Julia Gouw was elected with a vote 21,512,726 in favor, 0 opposed, 1,010,073 abstaining, and 0 broker non-votes, and (2) Peggy Cherng was elected with a vote of 22,428,227 in favor, 0 opposed, 94,572 abstaining, and 0 broker non-votes. Other directors whose terms of office continued after meeting were Herman Li and Dominic Ng, whose terms will expire at the 2005 Annual Meeting, and John Kooken, Jack Liu, and Keith Renken, whose terms will expire at the 2006 Annual Meeting.

In addition to the election of directors, the Company also proposed the ratification of Deloitte & Touche LLP as its independent auditors. The votes to ratify Deloitte & Touche LLP as the Company’s independent auditors are as follows: 22,446,581 in favor, 74,840 opposed, 1,378 abstaining, and 0 broker non-votes.

ITEM 5.   OTHER INFORMATION

No events have transpired which would make response to this item appropriate.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

(i)            Exhibit 31.1   Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

(ii)        Exhibit 31.2   Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

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

(b)          Reports on Form 8-K

(i)            On April 15, 2004, the Company filed a Form 8-K under Item 7 and Item 12 relating to its first quarter 2004 operating results.

(ii)        On May 18, 2004, the Company filed a Form 8-K under Item 7 and Item 9 relating to its two-for-one stock split effected in the form of a dividend.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2004
East West Bancorp, Inc.
By:	/s/ Julia Gouw
JULIA GOUW
Executive Vice President and
Chief Financial Officer