Form 10-Q
period 2004-09-30
EAST WEST BANCORP INC
filed 2004-11-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 52,384,989 shares of common stock as of October 31, 2004.

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

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$110,631	$141,589
Interest-bearing deposits in other banks	596	594
Investment securities available-for-sale, at fair value (with amortized cost of $469,721 in 2004 and $442,875 in 2003)	472,197	445,142
Loans receivable, net of allowance for loan losses of $46,902 in 2004 and $39,246 in 2003	4,672,851	3,234,133
Investment in Federal Home Loan Bank stock, at cost	41,236	17,122
Investment in Federal Reserve Bank stock, at cost	6,923	—
Other real estate owned, net	299	—
Investment in affordable housing partnerships	34,331	28,808
Premises and equipment, net	24,480	24,957
Due from customers on acceptances	14,719	16,119
Premiums on deposits acquired, net, and other intangible assets	8,326	9,163
Goodwill	43,274	28,710
Cash surrender value of life insurance policies	66,668	64,805
Accrued interest receivable and other assets	56,751	34,243
Deferred tax assets—Federal	14,565	10,048
TOTAL	$5,567,847	$4,055,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,135,476	$922,946
Interest-bearing	3,177,978	2,389,721
Total deposits	4,313,454	3,312,667
Short-term borrowings	—	12,000
Federal Home Loan Bank advances	655,250	281,300
Notes payable	6,913	2,192
Bank acceptances outstanding	14,719	16,119
Accrued expenses and other liabilities	42,805	37,433
Deferred tax liabilities—State	49	37
Junior subordinated debt	42,012	31,702
Total liabilities	5,075,202	3,693,450
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share) Authorized—100,000,000 shares Issued—57,174,552 shares and 53,691,638 shares in 2004 and 2003, respectively Outstanding—52,318,866 shares and 48,857,450 shares in 2004 and 2003, respectively	57	54
Additional paid in capital	254,753	171,491
Retained earnings	276,144	228,242
Deferred compensation	(3,264)	(3,153)
Treasury stock, at cost: 4,855,686 shares in 2004 and 4,834,188 shares in 2003	(36,481)	(35,986)
Accumulated other comprehensive income, net of tax	1,436	1,335
Total stockholders’ equity	492,645	361,983
TOTAL	$5,567,847	$4,055,433

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$62,655	$41,287	$162,895	$116,228
Investment securities available for sale	3,563	3,577	10,791	12,175
Short-term investments	85	463	607	1,616
Federal Home Loan Bank stock	487	100	989	333
Federal Reserve Bank stock	25	—	25	—
Total interest and dividend income	66,815	45,427	175,307	130,352
INTEREST EXPENSE
Customer deposit accounts	9,785	6,637	25,550	23,207
Short-term borrowings	18	10	31	25
Federal Home Loan Bank advances	3,367	753	7,594	1,921
Junior subordinated debt	810	566	2,210	1,698
Total interest expense	13,980	7,966	35,385	26,851
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	52,835	37,461	139,922	103,501
PROVISION FOR LOAN LOSSES	5,000	2,000	11,750	6,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	47,835	35,461	128,172	97,001
NONINTEREST INCOME
Branch fees	1,693	1,855	5,327	5,408
Letters of credit fees and commissions	1,782	1,782	5,971	5,121
Ancillary loan fees	750	1,283	3,876	3,387
Net gain on sales of loans	16	172	273	354
Net gain on sales of investment securities available-for-sale	678	398	1,481	1,385
Net gain (loss) on fixed assets	911	13	931	(156)
Income from secondary market activities	15	2,170	868	4,292
Income from life insurance policies	694	847	2,268	2,460
Other operating income	637	673	2,006	2,404
Total noninterest income	7,176	9,193	23,001	24,655
NONINTEREST EXPENSE
Compensation and employee benefits	9,386	7,970	27,693	23,579
Net occupancy	3,146	2,631	8,694	7,469
Amortization of investments in affordable housing partnerships	1,784	1,792	5,559	4,776
Deposit-related expenses	1,253	980	3,389	2,799
Amortization of premiums on deposits acquired	575	518	1,612	1,470
Data processing	566	461	1,534	1,321
Deposit insurance premiums and regulatory assessments	211	187	572	550
Other operating expenses	6,289	5,304	16,559	14,582
Total noninterest expense	23,210	19,843	65,612	56,546
INCOME BEFORE PROVISION FOR INCOME TAXES	31,801	24,811	85,561	65,110
PROVISION FOR INCOME TAXES	11,402	8,669	30,188	22,525
NET INCOME	$20,399	$16,142	$55,373	$42,585
BASIC EARNINGS PER SHARE	$0.40	$0.33	$1.10	$0.89
DILUTED EARNINGS PER SHARE	$0.39	$0.32	$1.07	$0.86
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	51,210	48,138	50,137	47,952
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	52,884	49,600	51,752	49,254

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, DECEMBER 31, 2002	$54	$155,877	$178,873	$—	$(35,955)	$3,268		$302,117
Comprehensive income
Net income for the period			42,585				$42,585	42,585
Net unrealized loss on securities						(1,623)	(1,623)	(1,623)
Comprehensive income							$40,962
Stock compensation cost		12		240				252
Tax benefit from option exercise		2,514						2,514
Issuance of 467,624 shares under Stock Option Plan		3,434						3,434
Issuance of 50,396 shares under Stock Purchase Plan		667						667
Issuance of 71,700 shares under Restricted Stock Plan		1,192		(1,192)				—
Issuance of 35,000 shares under Stock Warrants Plan		175						175
Issuance of 5,270 shares under Directors’ Restricted Stock Plan		100		(100)				—
Issuance of 4,344 shares in lieu of Board of Director retainer fees		82						82
Dividends paid on common stock			(7,195)					(7,195)
BALANCE, SEPTEMBER 30, 2003	$54	$164,053	$214,263	$(1,052)	$(35,955)	$1,645		$343,008
BALANCE, DECEMBER 31, 2003	$54	$171,491	$228,242	$(3,153)	$(35,986)	$1,335		$361,983
Comprehensive income
Net income for the period			55,373				$55,373	55,373
Net unrealized gain on securities						101	101	101
Comprehensive income							$55,474
Stock compensation cost				1,020				1,020
Tax benefit from option exercise		4,445						4,445
Issuance of 427,886 shares under Stock Option Plan		3,220						3,220
Issuance of 49,310 shares under Employee Stock Purchase Plan		896						896
Issuance of 1,622,844 shares under Private Placement	2	38,488						38,490
Issuance of 56,718 shares under Restricted Stock Plan		1,526		(1,526)				—
Issuance of 3,290 shares under Directors’ Restricted Stock Plan		100		(100)				—
Issuance of 3,288 shares in lieu of Board of Director retainer fees		100						100
Cancellation of 21,498 shares due to forfeitures of issued restricted stock				495	(495)			—
Issuance of 120,000 shares under Stock Warrants Plan		1,600						1,600
Issuance of 1,199,578 shares under Trust Bank acquisition	1	32,887						32,888
Dividends paid on common stock			(7,471)					(7,471)
BALANCE, SEPTEMBER 30, 2004	$57	$254,753	$276,144	$(3,264)	$(36,481)	$1,436		$492,645

	Nine Months Ended
Disclosure of reclassification amounts:	September 30, 2004	September 30, 2003
	(In thousands)
Unrealized holding gain (loss) on securities arising during period, net of tax (expense) benefit of $(709) in 2004 and $492 in 2003	$980	$(679)
Less: Reclassification adjustment for gain included in net income, net of tax benefit of $636 in 2004 and $684 in 2003	(879)	(944)
Net unrealized gain (loss) on securities, net of tax (expense) benefit of $(73) in 2004 and $1,175 in 2003	$101	$(1,623)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,373	$42,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,966	8,804
Stock compensation costs	1,020	252
Deferred tax benefit	(4,693)	(3,690)
Provision for loan losses	11,750	6,500
Net gain on sales of investment securities, loans and other assets	(3,560)	(5,874)
Federal Home Loan Bank stock dividends	(740)	(342)
Proceeds from sale of loans held for sale	79,928	187,262
Originations of loans held for sale	(79,261)	(183,782)
Tax benefit from stock options exercised	4,445	2,514
Net change in accrued interest receivable and other assets	(4,909)	(12,128)
Net change in accrued expenses and other liabilities	(5,555)	12,304
Total adjustments	7,391	11,820
Net cash provided by operating activities	62,764	54,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(1,307,802)	(406,825)
Purchases of:
Investment securities available-for-sale	(311,325)	(125,494)
Loans receivable	(2,639)	(74,808)
Investments in affordable housing partnerships	(11,081)	(5,218)
Premises and equipment	(3,943)	(2,718)
Federal Home Loan Bank stock	(26,296)	(756)
Federal Reserve Bank stock	(6,923)	—
Proceeds from sale of:
Investment securities available-for-sale	202,990	56,284
Premises and equipment	4,139	0
Proceeds from maturity of interest-bearing deposits in other banks	594	1,479
Repayments, maturity and redemption of investment securities available-for-sale	155,591	180,162
Redemption of Federal Home Loan Bank stock	4,321	—
Cash acquired from purchase of Trust Bank in 2004 and Pacific Business Bank in 2003, net of cash paid	15,889	3,713
Net cash used in investing activities	(1,286,485)	(374,181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	807,428	144,775
Net decrease in short-term borrowings	(12,000)	—
Proceeds from Federal Home Loan Bank advances	35,410,000	3,148,000
Repayment of Federal Home Loan Bank advances	(35,058,300)	(3,042,100)
Repayment of notes payable on affordable housing investments	(1,200)	(900)
Proceeds from issuance of common stock	38,490	—
Proceeds from common stock options exercised	3,220	3,434
Proceeds from stock warrants exercised	1,600	175
Proceeds from issuance of commons stock under Director’s retainer plan	100	—
Proceeds from employee stock purchase plan	896	667
Proceeds from junior subordinated debt	10,000	—
Dividends paid on common stock	(7,471)	(7,195)
Net cash provided by financing activities	1,192,763	246,856
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,958)	(72,920)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	141,589	295,272
CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,631	$222,352
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,550	$28,149
Income tax payments, net	44,977	26,855
Noncash investing and financing activities:
Issuance of common stock in connection with Trust Bank acquisition	32,888	—
Real estate investment financed through notes payable	5,921	—

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

1. BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of East West Bancorp, Inc. and our wholly owned subsidiaries, East West Bank and its subsidiaries and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004 (see Note 6).

2. SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Company adopted this interpretation effective for the year ended December 31, 2003. As previously reported, the adoption of FIN No. 46R primarily resulted in the reclassification of certain liabilities due to the deconsolidation of statutory business trusts previously consolidated by the Company. FIN No. 46R had no effect on reported net income and cash flows.

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

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

Stock-Based Compensation

The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$20,399	$16,142	$55,373	$42,585
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210	64	591	146
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(492)	(365)	(1,468)	(1,062)
Net income, pro forma	$20,117	$15,841	$54,496	$41,669
Basic earnings per share
As reported	$0.40	$0.33	$1.10	$0.89
Pro forma	$0.39	$0.33	$1.09	$0.87
Diluted earnings per share
As reported	$0.39	$0.32	$1.07	$0.86
Pro forma	$0.38	$0.32	$1.05	$0.85

The weighted average fair value for options granted during the nine months ended September 30, 2004 and 2003 was $6.52 and $4.24, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0.7%	1.1%	0.8%	1.2%
Expected volatility	29.9%	32.1%	30.6%	33.4%
Risk-free interest rate	2.8%	2.2%	2.4%	2.3%
Expected lives	3.5 years	3.5 years	3.5 years	3.5 years

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

3. ACQUISITION OF TRUST BANCORP

On August 6, 2004, the Company completed the acquisition of Trust Bancorp, parent company of Trust Bank, in an all-stock transaction valued at approximately $32.9 million. The results of Trust Bank’s operations have been included in the consolidated financial statements since that date. The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities of Trust Bank were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of approximately $14.6 million and core deposit premium of $2.4 million. Core deposit premium is amortized over its useful life, which is estimated to be 7 years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Values of Assets Acquired and Liabilities Assumed
Cash, cash equivalents and other investments	$65,516
Loan receivable	164,011
Premises and equipment	596
Goodwill	14,617
Core deposit premium	2,373
Other assets	3,380
Total assets acquired	250,493
Deposits	193,358
Other liabilities	24,247
Total liabilities assumed	217,605
Net assets acquired	$32,888

4. GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The carrying amount of remaining goodwill amounted to $43.3 million and $28.7 million at September 30, 2004 and December 31, 2003. The increase in goodwill at September 30, 2004, compared to December 31, 2003 is due entirely to the acquisition of Trust Bancorp during the third quarter of 2004 (see Note 3).

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The Company amortizes premiums on acquired deposits using the straight-line method over 7 to 10 years. At September 30, 2004, the balance of deposit premiums totaled $8.3 million. The total amortization expense of deposit premiums totaled $1.6 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated future amortization expense of premiums on acquired deposits is as follows: $603 thousand for the fourth quarter of 2004, $2.5 million in 2005, $2.2 million in 2006, $1.2 million in 2007, $634 thousand in 2008 and 2009, $369 thousand in 2010 and $198 thousand in 2011.

5. COMMITMENTS AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of September 30, 2004, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund residential mortgage, commercial real estate and commercial business loan applications in process amounted to $978.9 million, $371.0 million, and $542.1 million, respectively.

Guarantees—From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of September 30, 2004 and December 31, 2003, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $40.5 million and $53.0 million. The Company’s recourse reserve related to these loans totaled $61 thousand and $79 thousand as of September 30, 2004 and December 31, 2003.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loans origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2004 and December 31, 2003, the amount of loans sold without recourse totaled $542.0 million and $474.8 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Derivatives—During the third quarter of 2004, we offered a promotional equity index certificate of deposit which has an interest rate tied to the Hang Seng China Enterprises Index. We took in approximately $14.5 million in time deposits with 5½ year maturities as a result of this promotion. Under SFAS 133, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at September 30, 2004 was $2.8 million and is included in interest-bearing deposits on the Consolidated Statements of Financial Condition. To manage our interest rate risk exposure on this product, we have entered into two freestanding interest rate swap agreements with a major investment brokerage firm with notional amounts of $9.4 million and $5.1 million. The fair values of the interest rate swap agreements aggregated $584 thousand at September 30, 2004 and are included in other assets on the Consolidated Statements of Financial Condition. The notional amounts and terms of the interest rate swap agreements match the principal amounts and terms of the issued certificates of deposit. In accordance with SFAS 133, both the embedded equity call option on the certificates of deposit and the freestanding interest rate swap agreements will be marked-to-market every quarter with resulting changes in fair value recorded in the income statement. There was not a material impact on the Consolidated Statements of Income for the quarter ended September 30, 2004.

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

6. STOCKHOLDERS’ EQUITY

Stock Split—On May 18, 2004, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business on June 3, 2004 received one additional share of common stock for each share of common stock held by them on that date. The additional shares were distributed by the Company’s transfer agent on or about June 21, 2004. Prior to the stock split, the Company had 25,141,002 shares of common stock issued and outstanding. The stock dividend increased the number of shares issued and outstanding to 50,282,004. All share information has been retroactively adjusted to reflect the two-for-one stock split.

Earnings Per Share—The actual number of shares outstanding at September 30, 2004 was 52,318,866. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options, restricted stock and warrants.

The following tables set forth earnings per share calculations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004			2003
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$20,399	51,210	$0.40	$16,142	48,138	$0.33
Effect of dilutive securities:
Stock options	—	1,443	(0.01)	—	1,314	(0.01)
Restricted stock	—	77	—	—	20	—
Stock warrants	—	154	—	—	128	—
Dilutive earnings per share	$20,399	52,884	$0.39	$16,142	49,600	$0.32

	Nine Months Ended September 30,
	2004			2003
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$55,373	50,137	$1.10	$42,585	47,952	$0.89
Effect of dilutive securities:
Stock options	—	1,400	(0.03)	—	1,178	(0.03)
Restricted stock	—	68	—	—	24	—
Stock warrants	—	147	—	—	100	—
Dilutive earnings per share	$55,373	51,752	$1.07	$42,585	49,254	$0.86

Quarterly Dividends—During 2004, the Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.05 per share. Quarterly cash dividends were paid on or about February 11, 2004, May 12, 2004, and August 11, 2004 to shareholders of record on January 28, 2004, April 28, 2004, and July 28, 2004, respectively. Cash dividends totaling $7.5 million were paid to the Company’s shareholders during the first nine months of 2004.

7. PRIVATE PLACEMENT OFFERINGS

On March 1, 2004, the Company completed a private placement of common stock with two institutional investors amounting to approximately $30 million. The transaction involved the sale of 1,217,132 shares of common stock at a purchase price of approximately $24.65 per share. In addition, the Company granted the investors a right to purchase up to an additional 405,712 shares of common stock at approximately $24.65 per share, or up to an additional $10.0 million. The investors exercised their purchase option on August 13, 2004. Net proceeds from the offerings were used to support the continued growth of the Company. The Company completed the registration of the common stock sold to the investors as well as the shares covered by the investors’ options with the Securities and Exchange Commission under the Securities Act of 1933 during April 2004.

On June 10, 2004 and November 5, 2004, the Company issued $10.3 million and $15.5 million, respectively, in junior subordinated debt securities in two separate private placement transactions. Similar to previous offerings, these securities were issued through newly formed statutory business trusts, East West Capital Trust IV and East West Capital Trust V (the “Trusts”), which are wholly-owned subsidiaries of the Company. The proceeds from the debt securities are loaned by the Trusts to the Company and are reported in the consolidated balance sheet as junior subordinated debt. The securities issued by East West Capital Trust IV have a scheduled maturity date of June 23, 2034 and bear an initial interest rate of 3.96% per annum. The interest rate adjusts quarterly based on the 3-Month Libor plus 2.55%. Interest payments are due quarterly on January 23, April 23, July 23, and October 23 of each year. Similarly, the securities issued by East West Capital Trust V have a scheduled maturity date of November 23, 2004 and bear an initial interest rate of 4.01% per annum. The interest rate adjusts quarterly based on the 3-Month Libor plus 1.80%. Interest payments are due quarterly on February 23, May 23, August 23, and November 23 of each year. These additional issuances of capital securities provide the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$21,252	$30,924	$4,096	$9,734	$809	$66,815
Charge for funds used	(9,466)	(13,172)	(819)	(5,220)	—	(28,677)
Interest spread on funds used	11,786	17,752	3,277	4,514	809	38,138
Interest expense	(7,398)	(946)	(5,636)	—	—	(13,980)
Credit on funds provided	16,348	1,945	10,384	—	—	28,677
Interest spread on funds provided	8,950	999	4,748	—	—	14,697
Net interest income	$20,736	$18,751	$8,025	$4,514	$809	$52,835
Depreciation and amortization	$1,139	$102	$246	$376	$1,164	$3,027
Segment pretax profit	$8,010	$17,294	$2,123	$4,304	$70	$31,801
Segment assets as of September 30, 2004	$1,559,832	$2,325,163	$554,032	$871,297	$257,523	$5,567,847

	Three Months Ended September 30, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$12,037	$21,431	$4,091	$7,548	$320	$45,427
Charge for funds used	(4,013)	(6,502)	(3,012)	(3,128)	—	(16,655)
Interest spread on funds used	8,024	14,929	1,079	4,420	320	28,772
Interest expense	(5,880)	(228)	(1,858)	—	—	(7,966)
Credit on funds provided	11,871	580	4,204	—	—	16,655
Interest spread on funds provided	5,991	352	2,346	—	—	8,689
Net interest income	$14,015	$15,281	$3,425	$4,420	$320	$37,461
Depreciation and amortization	$967	$32	$217	$339	$1,684	$3,240
Segment pretax profit	$2,243	$17,148	$2,177	$5,837	$(2,594)	$24,811
Segment assets as of September 30, 2003	$938,463	$1,485,862	$561,294	$547,826	$230,031	$3,763,476

	Nine Months Ended September 30, 2004
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$54,408	$81,171	$12,230	$25,418	$2,080	$175,307
Charge for funds used	(22,284)	(32,751)	(3,131)	(12,907)	—	(71,073)
Interest spread on funds used	32,124	48,420	9,099	12,511	2,080	104,234
Interest expense	(20,211)	(2,175)	(12,999)	—	—	(35,385)
Credit on funds provided	41,549	4,211	25,313	—	—	71,073
Interest spread on funds provided	21,338	2,036	12,314	—	—	35,688
Net interest income	$53,462	$50,456	$21,413	$12,511	$2,080	$139,922
Depreciation and amortization	$3,116	$280	$428	$989	$4,153	$8,966
Segment pretax profit	$17,046	$49,176	$7,179	$11,903	$257	$85,561
Segment assets as of September 30, 2004	$1,559,832	$2,325,163	$554,032	$871,297	$257,523	$5,567,847

	Nine Months Ended September 30, 2003
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$55,045	$36,405	$14,024	$21,011	$3,867	$130,352
Charge for funds used	(19,403)	(13,038)	(7,758)	(9,947)	(1,484)	(51,630)
Interest spread on funds used	35,642	23,367	6,266	11,064	2,383	78,722
Interest expense	(20,134)	(539)	(6,178)	—	—	(26,851)
Credit on funds provided	37,668	1,314	6,778	—	5,870	51,630
Interest spread on funds provided	17,534	775	600	—	5,870	24,779
Net interest income	$53,176	$24,142	$6,866	$11,064	$8,253	$103,501
Depreciation and amortization	$2,848	$50	$157	$1,078	$4,670	$8,804
Segment pretax profit	$16,071	$23,372	$7,123	$9,399	$9,145	$65,110
Segment assets as of September 30, 2003	$1,557,427	$866,899	$561,263	$547,519	$230,368	$3,763,476

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, and the accompanying interim unaudited condensed consolidated financial statements and notes thereto. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of September 30, 2004.

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

Overview

During the third quarter of 2004, we again generated record earnings totaling $20.4 million, or $0.40 per basic share and $0.39 per diluted share, compared with $16.1 million, or $0.33 per basic share and $0.32 per diluted share, reported during the third quarter of 2003. Continued strong growth in loans, improved efficiencies in our operating platform, and continued solid asset quality contributed to our earnings performance for the third quarter of 2004. The annualized return on average assets during the third quarter of 2004 was 1.55%, compared with 1.77% for the same quarter in 2003. The annualized return on average equity decreased to 17.84% during the third quarter of 2004, compared to 19.52% during the same period in 2003. Based on the operating results for the first nine months of the year, the completion of the Trust Bancorp acquisition, and the additional 50 basis point increase in interest rates during the third quarter of 2004, management expects net income per diluted common share for the full year of 2004 to be approximately 23% to 25% higher than the net income per diluted common share for 2003. This updated guidance, which is higher than previously reported, is based on a stable efficiency ratio and interest rate environment for the last quarter of the year, and a loss provision level and tax rate roughly equal to those of the third quarter of 2004.

During the third quarter of 2004, we completed our acquisition of Trust Bancorp, parent company of Trust Bank. Trust Bank, which was founded in 1981, offers community banking services to a range of retail and commercial customers through four branches located in Monterey Park, Rowland Heights, West Covina, and Arcadia. We completed the conversion and integration of all Trust Bank operating systems during the first week of October 2004. The acquisition added over 4,000 deposit customers to the East West franchise and we have already begun to cultivate these new relationships to generate additional lending and deposit opportunities for the Company. We estimate the acquisition to be accretive to 2004 earnings by approximately $0.02 per share.

Another highlight of the third quarter of 2004 was the securitization of approximately $24.6 million of multifamily loans through the Federal National Mortgage Association (“FNMA”). We undertook the securitization for liquidity and capital management purposes, retaining all of the resulting securities on our balance sheet. The securitization was accounted for as a pass-through transaction which did not generate any gains or losses to operations. We also recorded approximately $278 thousand in mortgage servicing assets as a result of the securitization since the Bank continues to service the underlying loans. We plan to securitize additional multifamily loans in the foreseeable future as a means of managing our liquidity and capital positions.

Total consolidated assets at September 30, 2004 increased 37% to $5.57 billion, compared with $4.06 billion at December 31, 2003. A 44% growth in gross loans was the primary driver of this increase, rising to a record $4.72 billion at September 30, 2004. We attribute overall loan growth to the continued expansion of lending relationships with new as well as established customers, increased loan origination volume from our branch network, and the addition of personnel to enhance and support loan and deposit growth. Excluding the impact of the Trust Bank acquisition, organic loan growth totaled 39% through September 30, 2004. Based on our current production levels and pipeline of quality lending opportunities, we project loan growth for the full year of 2004 to be approximately 50% over yearend 2003 levels. This growth projection, which takes into consideration additional securitization activity expected to close during the fourth quarter of 2004, reflects the favorable economic conditions in our markets, our expanded delivery platforms and loan origination capabilities at the branch level, as well as enhanced lending opportunities afforded by the Trust Bank acquisition.

Total deposits grew 30% to $4.31 billion at September 30, 2004, compared to $3.31 billion at December 31, 2003. Core deposits, which include all deposit categories other than time deposits, increased 27% to $2.28 billion at September 30, 2004 predominantly as a result of expanded commercial relationships, as well as programs and products in the retail branches that better align with the needs of both smaller businesses and retail customers. Excluding the impact of the Trust Bank acquisition, organic deposit growth year-to-date totaled 24%. Time deposits increased 33% to $2.03 billion at September 30, 2004 relative to December 31, 2003, benefiting directly from the implementation of a retail promotional program that spanned the first and second quarters of 2004. Additionally, for a limited time during the third quarter of 2004, we offered a promotional equity index certificate of deposit which has an interest rate tied to the Hang Seng China Enterprises Index. We took in approximately $14.5 million in time deposits with 5½ year maturities as a result of this promotion. We are currently doing a second offering of this product for a limited time which commenced in late September 2004 to mid-November 2004. To augment our liquidity sources, we also took advantage of attractive market pricing for FHLB advances which increased 133% to $655.3 million at September 30, 2004, compared to $281.3 million at December 31, 2003. This will provide us with cost-effective longer-term financing to support our anticipated loan production activity for the remainder of the year.

Total average assets increased 44% to $5.27 billion during the third quarter of 2004, compared to $3.65 billion for the same quarter in 2003, primarily due to growth in average loans. Proceeds from sales and repayments of investment securities were used to fund a portion of the Company’s loan growth. Total average loans grew to $4.45 billion during the quarter ended September 30, 2004, an increase of 58% over the prior year quarter. All loan categories experienced double-digit growth during the quarter, with the most significant contributions coming from residential multifamily and commercial real estate loans. Total average deposits rose 26% during the third quarter of 2004 to $3.89 billion, compared to $3.10 billion for the same quarter in 2003. Noninterest-bearing demand deposits, money market accounts, and time deposits had the most noteworthy impact on deposit growth during the period.

Net interest margin decreased to 4.24% during the quarter ended September 30, 2004, compared to 4.39% during the same quarter in 2003. The decline in net interest margin can be primarily attributed to the addition of approximately $300.0 million in low cost, fixed rate FHLB advances during the first quarter of 2004 as well as the higher percentage of variable rate and hybrid adjustable rate loan originations compared to earlier periods. The emphasis on variable rate and shorter-term hybrid loans, which provide a lower initial interest spread than fixed rate or longer-term hybrid loans, was a strategic move on our part in anticipation of a higher interest rate environment. Although the yield on average earning assets for the third quarter of 2004 rose to 5.37%, compared to 5.33% for the prior year quarter, the increase was primarily due to significant volume growth. The average cost of deposits during the third quarter of 2004 increased to 1.00%, compared to 0.86% for the third quarter of 2003, primarily due to the higher cost of deposits from Trust Bank and, to a lesser extent, on a higher market interest rate on selected deposit categories, including time deposits. In light of these factors, including the retail time deposit promotional program mentioned earlier, we anticipate that our cost of deposits will increase slightly during the fourth quarter of 2004. Overall, however, we anticipate our net interest margin to increase to a range of 4.25% to 4.28% during the last quarter of 2004 in response to the recent Fed interest rate increases that took effect in the third quarter of 2004.

Total noninterest income decreased 22% to $7.2 million during the third quarter of 2004, compared to the $9.2 million for the corresponding quarter in 2003. The rising interest rate environment has considerably curtailed our secondary market activities which contributed significantly to noninterest revenues in previous periods. Although we continue to experience a healthy volume of single family mortgage originations, there is a substantial shift away from fixed rate mortgages which we sell into the secondary market, in favor of adjustable rate loans which we generally maintain in our portfolio. Offsetting this reduction in noninterest income during the third quarter of 2004 were net gains on fixed assets and higher net gains from the sale of investment securities available-for-sale during the period. The net gain from fixed assets is comprised of a $1.4 million gain from the sale of a building that houses a branch location reduced by a $480 thousand writedown of a corporate administrative building as a result of future relocation plans. The net gain from investment securities sales during the third quarter is predominantly due to the sale of securities acquired through Trust Bank.

Total noninterest expense increased 17% to $23.2 million during the third quarter of 2004, compared with $19.8 million for the prior year quarter. This is primarily due to higher compensation expense related to the addition of Trust Bank personnel and increased staffing of account officers, higher occupancy expenses from the addition of Trust Bank branches, and higher other expenses, which can be attributed to overall deposit and loan growth. Despite the increase in overall expenses, however, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income decreased to 35% during the third quarter of 2004, compared to 38% during the same period in 2003. We believe this to be a reflection of our ability to efficiently utilize our resources and operating platform to support our continuing growth.

The effective tax rate for the third quarter of 2004 was 35.9%, compared to 34.9% for the same period in 2003. We anticipate our effective tax rate for the fourth quarter of 2004 to be approximately equal to that of the third quarter. With respect to recent developments regarding our former regulated investment company, East West Securities Company, Inc., the Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for the amounts we paid when we filed amended returns pursuant to our participation in the voluntary compliance initiative offered by the State of California. Pursuant to this program, we filed amended California income tax returns for all affected years on April 15, 2004 and paid the resulting taxes and interest due to the Franchise Tax Board. Management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time.

Total nonperforming assets amounted to $2.9 million, or 0.05% of total assets at September 30, 2004, compared with $6.6 million, or 0.16%, at December 31, 2003. The reduction in nonperforming assets is due primarily to the resolution of a trade finance loan that is fully insured by the Ex-Im Bank and the payoff of several loans. During the third quarter of 2004, we foreclosed on a condominium unit that is partially collateralizing a nonperforming commercial loan. This property represents the balance of other real estate owned amounting to $299 thousand at September 30, 2004. The allowance for loan losses totaled $46.9 million at September 30, 2004, or 0.99% of outstanding total loans. Net loan chargeoffs totaled $3.3 million, or an annualized 0.30% of average loans, during the third quarter of 2004, compared with net recoveries of $467 thousand, or an annualized 0.07% of average loans, during the same quarter in 2003. We anticipate our overall asset quality to remain sound throughout the remainder of 2004. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below an annualized 0.35% of average loans in 2004.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.7%, a total risk-based capital ratio of 10.7%, and a Tier 1 leverage ratio of 9.2% at September 30, 2004. As previously reported, we completed a private placement of common stock during the first quarter with two institutional investors amounting to approximately $30 million. During August 2004, these investors exercised their option to purchase an additional $10.0 million of the Company’s common stock, resulting in the issuance of 405,712 new shares. In a separate private placement transaction, we issued $10.0 million in junior subordinated debt securities during June 2004 through a newly formed statutory business trust, East West Capital Trust IV. This additional issuance of capital securities provides the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes. These additional sources of capital will provide us with the financial capacity to continue to capitalize on lending opportunities in our markets as well as facilitate the sustained growth of the Bank.

Results of Operations

We reported third quarter 2004 net income of $20.4 million, or $0.40 per basic share and $0.39 per diluted share, compared with $16.1 million, or $0.33 per basic share and $0.32 per diluted share, reported during the third quarter of 2003. The 26% increase in net income for the three months ended September 30, 2004 is primarily attributable to higher net interest income, partially offset by a higher provision for loan losses, lower noninterest-related revenues, higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets decreased to 1.55% for the quarter ended September 30, 2004, from 1.77% for the same period in 2003. The annualized return on average stockholders’ equity decreased to 17.84% for the third quarter of 2004, compared with 19.52% for the third quarter of 2003.

Net income for the nine months ended September 30, 2004 increased 30% to $55.4 million, or $1.10 per basic share and $1.07 per diluted share, from $42.6 million, or $0.89 per basic and $0.86 per diluted share for the nine months ended September 30, 2003. The 30% increase in year-to-date net income is primarily attributable to higher net interest income, partially offset by a higher provision for loan losses, lower noninterest-related revenues, higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets decreased to 1.56% for the first nine months of 2004, from 1.63% for the same period in 2003. The annualized return on average stockholders’ equity decreased to 17.77% for the nine months ended September 30, 2004, from 17.88% for the corresponding period in 2003.

Components of Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Net interest income	$52.8	$37.4	$139.9	$103.5
Provision for loan losses	(5.0)	(2.0)	(11.7)	(6.5)
Noninterest income	7.2	9.2	23.0	24.7
Noninterest expense	(23.2)	(19.8)	(65.6)	(56.6)
Provision for income taxes	(11.4)	(8.7)	(30.2)	(22.5)
Net income	$20.4	$16.1	$55.4	$42.6
Annualized return on average total assets	1.55%	1.77%	1.56%	1.63%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the third quarter of 2004 totaled $52.8 million, a 41% increase over net interest income of $37.5 million for the same quarter in 2003. For the nine months ended September 30, 2004, net interest income increased 35% to $139.9 million, compared with $103.5 million for the corresponding period in 2003.

Total interest and dividend income during the quarter ended September 30, 2004 increased 47% to $66.8 million, compared with $45.4 million during the same period in 2003. Year-to-date interest and dividend income also increased 34% to $175.3 million, compared with $130.4 million during the first nine months of 2003. The increase in interest and dividend income during both the third quarter and the first nine months of 2004 is attributable primarily to a 46% and 36% growth in average earning assets for the quarter and nine months ended September 30, 2004, respectively, partially offset by lower yields on investment securities and loans receivable. Growth in average loans was the primary driver for the growth in average earning assets for the quarter and nine months ended September 30, 2004. The net growth in average earning assets for both periods was funded largely by increases in noninterest-bearing demand deposits, money market accounts, time deposits and FHLB advances.

Total interest expense during the third quarter of 2004 increased 75% to $14.0 million, compared with $8.0 million for the same period a year ago. Similarly, total interest expense increased 32% to $35.4 million for the first nine months of 2004, from $26.9 million for the first nine months of 2003. The increase in interest expense during both the third quarter and first nine months of 2004 can be attributed to a 56% and 40% combined growth in average interest-bearing liabilities, predominantly FHLB advances and time deposits.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased by 15 basis points to 4.24% for the third quarter of 2004, compared with 4.39% for the third quarter of 2003. For the first nine months of 2004, the net interest margin decreased 4 basis points to

4.19%, from 4.23% for the same period a year ago. The overall yield on average earning assets increased 4 basis points to 5.37% in the third quarter of 2004, compared to 5.33% for the third quarter of 2003, while the yield on average earning assets for the first nine months of 2004 decreased 7 basis points to 5.26%, from 5.33% for the same period in 2003. The increase in the overall yield for the three months ended September 30, 2004 is primarily due to the significant growth in loan volume during the third quarter compounded by three Fed rate increases, totaling 75 basis points, which took effect during the third quarter of 2004. For the nine months ended September 30, 2004, the decrease in the overall yield can be attributed to a higher percentage of variable rate and shorter-term hybrid adjustable rate loan originations during 2004 relative to 2003 in anticipation of a higher interest rate environment. These loans generally provide a lower initial spread than fixed rate or longer-term hybrid loans. Additionally, a 25 basis point Fed interest rate cut which took effect at the beginning of the second quarter of 2003 further contributed to the decline in overall yields on earning assets for the first nine months of 2004.

As a result of the recent Fed interest rate increases which took effect during the third quarter of 2004, our overall cost of funds for the three months ended September 30, 2004 increased 16 basis points to 1.49%, compared with 1.33% for the third quarter of 2003. For the first nine months of 2004, our overall cost of funds decreased 9 basis points to 1.43%, from 1.52% for the same period a year ago. The decrease in the overall cost of funds during the first nine months of the year is predominantly due to the addition of $300.0 million in FHLB advances during the first quarter of 2004 to capitalize on attractive market pricing for longer term-funding to help support the Bank’s flourishing loan growth. We were able to lock in low cost, fixed rate advances that ranged in maturity from one to three years.

We continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 11% to $964.8 million, and 19% to $926.3 million, during the third quarter and first nine months of 2004, respectively. This compares with $871.2 million for the third quarter of 2003 and $778.4 million for the first nine months of 2003. In light of the current composition of fixed rate and adjustable rate loans in our portfolio, our strategy to lock in low-cost, longer-term fixed rate FHLB advances to augment our funding sources, and the continued growth of our non-interest bearing demand deposit base, we expect our net interest margin for the remainder of 2004 to be favorably impacted by the recent 75 basis point Fed interest rate increases which took effect during the third quarter of 2004.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$22,712	$85	1.50%	$155,750	$463	1.19%
Taxable investment securities(2)(3)	469,550	3,563	3.04%	428,033	3,577	3.34%
Loans receivable(2)(4)	4,448,099	62,655	5.63%	2,816,697	41,287	5.86%
Federal Home Loan Bank stock	38,750	487	5.03%	10,131	100	3.95%
Federal Reserve Bank stock	1,580	25	6.33%	—	—	0.00%
Total interest-earning assets	4,980,691	66,815	5.37%	3,410,611	45,427	5.33%
Noninterest-earning assets:
Cash and due from banks	92,808			77,725
Allowance for loan losses	(44,806)			(41,664)
Other assets	243,409			202,059
Total assets	$5,272,102			$3,648,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$287,506	275	0.38%	$282,026	177	0.25%
Money market accounts	460,529	1,285	1.12%	224,478	370	0.66%
Savings deposits	329,466	123	0.15%	298,150	89	0.12%
Time deposits	1,852,565	8,102	1.75%	1,420,053	6,001	1.69%
Short-term borrowings	4,014	18	1.79%	2,685	10	1.49%
Federal Home Loan Bank advance	771,002	3,367	1.75%	150,821	753	2.00%
Junior subordinated debt	42,012	810	7.71%	20,750	566	10.91%
Total interest-bearing liabilities	3,747,094	13,980	1.49%	2,398,963	7,966	1.33%
Noninterest-bearing liabilities:
Demand deposits	964,794			871,196
Other liabilities	102,768			47,839
Stockholders’ equity	457,446			330,733
Total liabilities and stockholders’ equity	$5,272,102			$3,648,731
Interest rate spread			3.87%			4.00%
Net interest income and net interest margin		$52,835	4.24%		$37,461	4.39%

(1)           Annualized

(2)    Includes amortization of premiums and accretion of discounts on investment securities and loans receivable. Also includes the amortization of deferred loan fees.

(3)           Average balances exclude unrealized gains or losses on available for sale securities.

(4)           Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$70,890	$607	1.14%	$162,099	$1,616	1.33%
Taxable investment securities(2)(3)	431,451	10,791	3.33%	459,792	12,175	3.53%
Loans receivable(2)(4)	3,914,055	162,895	5.55%	2,627,692	116,228	5.90%
Federal Home Loan Bank stock	30,757	989	4.29%	9,693	333	4.58%
Federal Reserve Bank stock	531	25	6.28%	—	—	0.00%
Total interest-earning assets	4,447,684	175,307	5.26%	3,259,276	130,352	5.33%
Noninterest-earning assets:
Cash and due from banks	87,556			79,959
Allowance for loan losses	(42,807)			(39,470)
Other assets	225,739			193,374
Total assets	$4,718,172			$3,493,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$283,054	743	0.35%	$261,104	583	0.30%
Money market accounts	381,914	2,836	0.99%	209,063	1,259	0.80%
Savings deposits	316,116	338	0.14%	283,571	262	0.12%
Time deposits	1,704,818	21,633	1.69%	1,475,524	21,103	1.91%
Short-term borrowings	2,545	31	1.62%	1,916	25	1.74%
Federal Home Loan Bank advances	579,886	7,594	1.75%	100,929	1,921	2.54%
Junior subordinated debt	35,916	2,210	8.20%	20,750	1,698	10.91%
Total interest-bearing liabilities	3,304,249	35,385	1.43%	2,352,857	26,851	1.52%
Noninterest-bearing liabilities:
Demand deposits	926,339			778,433
Other liabilities	71,996			44,303
Stockholders’ equity	415,588			317,546
Total liabilities and stockholders’ equity	$4,718,172			$3,493,139
Interest rate spread			3.83%			3.81%
Net interest income and net interest margin		$139,922	4.19%		$103,501	4.23%

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

	Three Months Ended September 30, 2004 vs 2003			Nine Months Ended September 30, 2004 vs 2003
	Total	Changes Due to		Total	Changes Due to
	Change	Volume(1)	Rates(1)	Change	Volume(1)	Rates(1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(378)	$(474)	$96	$(1,009)	$(807)	$(202)
Taxable investment securities	(14)	331	(345)	(1,384)	(729)	(655)
Loans receivable, net	21,368	23,039	(1,671)	46,667	53,898	(7,231)
Federal Home Loan Bank stock	387	353	34	656	679	(23)
Federal Reserve Bank stock	25	25	—	25	25	—
Total interest and dividend income	$21,388	$23,274	$(1,886)	$44,955	$53,066	$(8,111)
INTEREST-BEARING LIABILITIES:
Checking accounts	$98	$4	$94	$160	$52	$108
Money market accounts	915	552	363	1,577	1,230	347
Savings deposits	34	10	24	76	32	44
Time deposits	2,101	1,885	216	530	3,065	(2,535)
Short-term borrowings	8	6	2	6	8	(2)
FHLB advances	2,614	2,720	(106)	5,673	6,448	(775)
Junior subordinated debt	244	448	(204)	512	1,011	(499)
Total interest expense	$6,014	$5,625	$389	$8,534	$11,846	$(3,312)
CHANGE IN NET INTEREST INCOME	$15,374	$17,649	$(2,275)	$36,421	$41,220	$(4,799)

(1)          Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $5.0 million for the third quarter of 2004, compared to $2.0 million for the same period in 2003. For the first nine months of 2004, the provision for loan losses totaled $11.8 million, compared to $6.5 million for the same period in 2003. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Letters of credit fees and commissions	$1.78	$1.78	$5.97	$5.12
Branch fees	1.69	1.86	5.33	5.41
Net gain (loss) on fixed assets	0.91	0.01	0.93	(0.16)
Ancillary loan fees	0.75	1.28	3.88	3.39
Income from life insurance policies	0.69	0.85	2.27	2.46
Net gain on sales of investment securities available-for-sale	0.68	0.40	1.48	1.39
Net gain on sales of loans	0.02	0.17	0.27	0.35
Income from secondary market activities	0.02	2.17	0.87	4.29
Other	0.64	0.67	2.00	2.40
Total	$7.18	$9.19	$23.00	$24.65

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

Noninterest income decreased 22% to $7.2 million during the quarter ended September 30, 2004, compared to $9.2 million for the same quarter in 2003. The decline can be attributed primarily to a 99%, or $2.2 million, decrease in income from secondary market activities and a 42%, or $533 thousand, decrease in ancillary loan fees. Partially offsetting these decreases to noninterest income during the third quarter of 2004 were a $911 thousand net gain on fixed assets and a 70%, or $280 thousand, increase in net gain on sales of securities available-for-sale. The net gain from fixed assets is comprised of a $1.4 million gain from the sale of a building that houses a branch location reduced by a $480 thousand writedown of a corporate administrative building as a result of future relocation plans. The increase in net gain from investment securities sales during the third quarter is predominantly due to the sale of securities acquired through Trust Bank. Sales of available-for-sale securities provide additional liquidity to sustain the increase in loan production activity throughout the year, and served to replace the lower yields on investment securities with higher yields on loans. For the first nine months of 2004, noninterest income decreased by 7% to $23.0 million, from $24.7 million for the same period a year ago. The decrease in noninterest income for the nine months ended September 30, 2004 is primarily due to lower income from secondary market activities and other income, partially offset by increases in ancillary loan fees, letters of credit fees and commissions, and net gain on fixed assets.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, remained at $1.8 million for the quarters ended September 30, 2004 and 2003. For the first nine months of 2004, letters of credit fees and commissions increased 17% to $6.0 million, from $5.1 million for the same period a year ago. The increase in letters of credit fees and commissions for the nine months ended September 30, 2004 is primarily due to higher maintenance fees related to additional issuances of standby letters of credit and, to a lesser extent, an increase in the volume of trade finance transactions during 2004, relative to 2003. The 18% increase in trade finance transactions during the nine months ended September 30, 2004 was primarily related to the export side of international trade.

Ancillary fees on loans include fees and service charges related to appraisal services, loan documentation, processing and underwriting. Ancillary loan fees decreased 42% to $750 thousand during the third quarter of 2004, compared to $1.3 million for the third quarter of 2003. The decrease in ancillary loan fees for the three months ended September 30, 2004 is primarily due to lower appraisal fee income collected during the quarter relative to expenses paid to outside service providers. For the most part, this represents a timing issue that will reverse in future periods. For the first nine months of 2004, ancillary fees increased 14% to $3.9 million, from $3.4 million for the same period in 2003. The growth in ancillary loan fees for the nine months ended September 30, 2004 is primarily attributable to the significant increase in residential, multifamily, commercial real estate and construction loan originations during 2004 relative to 2003. The addition of several seasoned and skilled banking professionals as well as increased loan origination volume from our branch network both contributed to the substantial increase in loan originations during 2004.

Income from secondary market activities decreased 99% to $15 thousand during the third quarter of 2004, compared to $2.2 million during the same quarter in 2003. For the first nine months of 2004, secondary market-related revenues decreased 80% to $868 thousand, from $4.3 million during the same period in 2003. The significant decrease in income from secondary market activities for both periods is propelled, to a large degree, by the recent rise in interest rates that favors the origination of adjustable rate mortgages over fixed rate mortgages. We typically sell only fixed rate mortgage loans to the secondary market while adjustable rate mortgage loans are generally maintained in our portfolio.

Other noninterest income, which includes insurance commissions and insurance-related service fees and income from operating leases, decreased 5% to $637 thousand during the third quarter of 2004, from $673 thousand recorded during the same quarter of 2003. For the first nine months ended September 30, 2004, other noninterest income decreased to $2.0 million, or 17%, from $2.4 million earned during the same period of 2003. The decrease in other operating income is primarily due to lower revenues generated from insurance commissions and insurance-related service fees which amounted to $242 thousand and $374 thousand for the quarters ended September 30, 2004 and 2003, respectively and decreased 19% to $928 thousand for the first nine months of 2004, compared with $1.1 million for the corresponding period in 2003. Moreover, a decrease in income earned from operating leases further contributed to the decrease in noninterest income during the three and nine months ended September 30, 2004. Income from operating leases amounted to $77 thousand and $229 thousand during the quarter and nine months ended September 30, 2004, as compared to $132 thousand and $555 thousand during the same periods in 2003. These revenues represent income from equipment leased to third parties in connection with operating leases entered into by the Company. Operating leases, net of accumulated depreciation, totaled $326 thousand and $589 thousand at September 30, 2004 and 2003, respectively.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Compensation and other employee benefits	$9.39	$7.97	$27.69	$23.58
Net occupancy	3.15	2.63	8.69	7.47
Amortization of affordable housing investments	1.78	1.79	5.56	4.78
Deposit-related expenses	1.25	0.98	3.39	2.80
Amortization of positive intangibles	0.57	0.52	1.61	1.47
Data processing	0.57	0.46	1.53	1.32
Deposit insurance premiums and regulatory assessments	0.21	0.19	0.57	0.55

Other	6.29	5.30	16.57	14.58
Total	$23.21	$19.84	$65.61	$56.55
Efficiency Ratio(1)	35%	38%	36%	39%

(1)          Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 17% to $23.2 million during the third quarter of 2004, from $19.8 million for the same quarter in 2003. For the first nine months of 2004, noninterest expense increased 16% to $65.6 million, compared with $56.6 million during the same period a year ago.

Compensation and employee benefits increased 18% to $9.4 million during the third quarter of 2004, compared to $8.0 million for the same quarter last year. For the first nine months of 2004, compensation and employee benefits increased 17% to $27.7 million, compared with $23.6 million for the same period in 2003. The rise in compensation and employee benefits for both periods is primarily due to additional expenses related to the Trust Bank acquisition and increased staffing of account officers to enhance and support the growth in our loan and deposit portfolio. In addition, the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense during the first nine months of 2004 as compared to the same period in 2003.

Occupancy expenses increased 20% to $3.1 million and 16% to $8.7 million during the third quarter and first nine months of 2004, respectively, compared with $2.6 million and $7.5 million during the same period in 2003. The increase in occupancy expenses during the third quarter of 2004 can be attributed to the addition of four branch locations as a result of the Trust Bank acquisition and a rise in computer and software related expenses associated with the ongoing upgrade of the Company’s hardware and related desktop operating system as well as the conversion of the Bank’s teller platform system. The system upgrade and teller platform conversion were initiated during the second quarter of 2004 and we anticipate their completion sometime during the fourth quarter of 2004. Furthermore, computer-related and furniture expenses also grew during the third quarter and the first nine months of 2004 in proportion to the increase in staffing levels during 2004 to support the growth of the Bank.

The amortization of investments in affordable housing partnerships remained at $1.8 million for the three months ended September 30, 2004 and 2003, and increased 16% to $5.6 million during the nine months ended September 30, 2004, compared with $4.8 million for the corresponding period in 2003. The increase in amortization expense for the nine months ended September 30, 2004 reflects the $17.6 million in additional affordable housing investment purchases made since the third quarter of 2003. Total investments in affordable housing partnerships amounted to $34.3 million at September 30, 2004 compared to $28.8 million at December 31, 2003.

Deposit-related expenses increased 28% to $1.3 million during the third quarter of 2004, compared to $1.0 million for the same quarter last year. For the first nine months of 2004, deposit-related expenses also increased 21% to $3.4 million, compared to $2.8 million for the corresponding period in 2003. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts during the quarter and first nine months of 2004.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 18% to $6.3 million for the third quarter of 2004, from $5.3 million for the same quarter in 2003. For the first nine months of 2004, other operating expenses increased 14% to $16.6 million, from $14.6 million during the same period a year ago. The increase in other operating expenses is primarily attributable to the Trust Bank acquisition as well as our continued organic expansion to support our loan and deposit growth.

Our efficiency ratio decreased to 35% for the quarter ended September 30, 2004, compared to 38% for the corresponding period in 2003. For the first nine months of 2004, our efficiency ratio decreased to 36%, from 39% for the same period a year ago. Despite our continued expansion and growth, we have managed to capitalize on operational efficiencies from infrastructure investments made in the past few years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 32% to $11.4 million for the third quarter of 2004, compared with $8.7 million for the same quarter in 2003. For the first nine months of 2004, the provision for income taxes totaled $30.2 million, a 34% increase from the $22.5 million income tax expense recorded for the same period a year ago. The increase in the tax provision is primarily attributable to a 28% and 31% increase in pretax earnings during the third quarter and first nine months of 2004. The provision for income taxes for the third quarter of 2004 also reflects the utilization of tax credits totaling $1.5 million, compared to $1.4 million utilized during the third quarter of 2003. The third quarter 2004 provision reflects an effective tax rate of 35.9%, compared with 34.9% for the same quarter in 2003. For the first nine months of 2004, the effective tax rate of 35.3% reflects tax credits of $4.4 million, compared with an effective tax rate of 34.6% for the first nine months of 2003 reflecting tax credits of $3.5 million.

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

The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. In addition to actively pursuing our refund claims, we will also continue to work with counsel to follow the latest developments with regards to this matter.

Balance Sheet Analysis

Our total assets increased $1.51 billion, or 37%, to $5.57 billion, as of September 30, 2004, relative to total assets at December 31, 2003. The increase in total assets was comprised primarily of net loan growth totaling $1.44 billion. The net increase in total assets was largely funded by an increase in deposits totaling $1.00 billion, an increase in FHLB advances amounting to $374.0 million, and an increase in junior subordinated debt of $10.3 million.

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 6% to $472.2 million as of September 30, 2004, compared with $445.1 million at December 31, 2003. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $155.6 million and $203.0 million, respectively, during the nine months ended September 30, 2004. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $335.9 million as well as funding a portion of loan originations made during the first nine months of 2004. We recorded net gains totaling $1.5 million on sales of available-for-sale securities during the first nine months of 2004.

During the second quarter of 2004, we recorded a $757 thousand impairment writedown on a Freddie Mac preferred stock held in our available-for-sale investment portfolio. The carrying value of this security was $4.7 million as of June 30, 2004. We do not anticipate any further impairment on this security in the foreseeable future.

During the third quarter of 2004, we acquired investment securities with a total net carrying value of $48.5 million from Trust Bank, a large portion of which were sold within the same quarter. We recorded $554 thousand in net gains from the sale of these securities. Only agency equity securities with a net carrying value of $8.2 at September 30, 2004 were retained in our portfolio at quarter end.

Also during the third quarter of 2004, we securitized approximately $24.6 million of multifamily loans through FNMA for liquidity and capital management purposes. All of the resulting securities were retained in our available-for-sale investment portfolio. The securitization was accounted for as a pass-through transaction which did not generate any gains or losses to operations.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of September 30, 2004 and December 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of September 30, 2004:
US Treasury securities	$2,510	$—	$(8)	$2,502
US Government agency securities	306,503	820	(961)	306,362
Mortgage-backed securities	99,644	1,418	(134)	100,928
Corporate debt securities	18,989	—	(468)	18,521
Agency equity securities	42,075	1,006	—	43,081
Residual interest in securitized loans	—	803	—	803
Total	$469,721	$4,047	$(1,571)	$472,197
As of December 31, 2003:
US Treasury securities	$26,188	$40	$—	$26,228
US Government agency securities	271,021	2,376	(292)	273,105
Mortgage-backed securities	67,259	644	(142)	67,761
Corporate debt securities	31,902	—	(1,852)	30,050
Agency equity securities	46,505	224	(676)	46,053
Residual interest in securitized loans	—	1,945	—	1,945
Total	$442,875	$5,229	$(2,962)	$445,142

Loans

We experienced strong loan demand during the first nine months of 2004. Net loans receivable increased $1.44 billion, or 44% to $4.67 billion at September 30, 2004. Excluding the $163.1 million of net loans acquired from Trust Bank, organic loan growth during the first nine months of 2004 amounted to $1.27 billion, or 39%, compared to year-end 2003 levels. The increase in loans was funded primarily through deposit growth, an increase in FHLB advances, and through repayments, maturities, sales and redemptions of investment securities available-for-sale.

The growth in loans, excluding loans acquired from Trust Bank, is comprised primarily of net increases in single family loans of $120.7 million or 82%, multifamily loans of $185.8 million or 23%, commercial real estate loans of $727.8 million or 47%, construction loans of $119.3 million or 66%, commercial business loans, including trade finance products, of $99.3 million or 23% and consumer loans, including home equity lines of credit, of $29.7 million or 20%.

As previously mentioned, we securitized approximately $24.6 million of multifamily loans through FNMA during the third quarter of 2004. The securitization was undertaken for liquidity and capital management purposes, with all of the resulting securities retained in our available-for-sale investment portfolio. The securitization was accounted for as a pass-through transaction which did not generate any gains or losses to operations. We also recorded approximately $278 thousand in mortgage servicing assets as a result of the securitization since the Bank continues to service the underlying loans.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$274,341	5.8%	$146,686	4.5%
Residential, multifamily	1,057,585	22.4%	809,311	24.7%
Commercial and industrial real estate	2,362,038	50.0%	1,558,594	47.6%
Construction	317,729	6.7%	179,544	5.5%
Total real estate loans	4,011,693	84.9%	2,694,135	82.3%
Other loans:
Business, commercial	532,308	11.3%	431,942	13.2%
Automobile	10,973	0.2%	13,696	0.4%
Other consumer	166,227	3.6%	133,454	4.1%
Total other loans	709,508	15.1%	579,092	17.7%
Total gross loans	4,721,201	100.0%	3,273,227	100.0%
Unearned fees, premiums and discounts, net	(1,448)		152
Allowance for loan losses	(46,902)		(39,246)
Loan receivable, net	$4,672,851		$3,234,133

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets, as a percentage of total assets, were 0.05% and 0.16% at September 30, 2004 and December 31, 2003, respectively. Nonaccrual loans totaled $2.6 million at September 30, 2004, compared with $5.3 million at year-end 2003. Loans totaling $4.2 million were placed on nonaccrual status during the third quarter of 2004. These additions to nonaccrual loans were offset by $2.1 million in payoffs and principal paydowns, $1.9 million in gross chargeoffs, and $505 thousand in loans brought current. Additions to nonaccrual loans during the third quarter of 2004 were comprised of $347 thousand in residential multifamily loans, $3.9 million in commercial business loans, and $17 thousand in automobile loans. For the nine months ended September 30, 2004, nonaccrual loans decreased $2.7 million due to payoffs and principal paydowns of $6.4 million, gross chargeoffs of $3.2 million, and loans brought current of $2.3 million, partially offset by additions to nonaccrual loans of $9.6 million.

There were no loans past due 90 days or more but not on nonaccrual at September 30, 2004. This compares to $636 thousand at December 31, 2003. The decrease is attributable to a trade finance loan that was brought current in February 2004.

There were no restructured loans or loans that have had their original terms modified at September 30, 2004. This compares to $638 thousand at December 31, 2003 representing one commercial real estate loan that was fully paid off in February 2004.

Other real estate owned (“OREO”) includes properties acquired through foreclosure or through full or partial satisfaction of loans. At September 30, 2004, we had one OREO property, with a carrying value of $299 thousand, representing a condominium unit that was held as partial collateral for a commercial business loan. We had no OREO properties at December 31, 2003.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$2,600	$5,311
Loans past due 90 days or more but not on nonaccrual	—	636
Total nonperforming loans	2,600	5,947
Restructured loans	—	638
Other real estate owned, net	299	—
Total nonperforming assets	$2,899	$6,585
Total nonperforming assets to total assets	0.05%	0.16%
Allowance for loan losses to nonperforming loans	1803.92%	659.93%
Nonperforming loans to total gross loans	0.06%	0.18%

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

At September 30, 2004, we classified $2.6 million of our loans as impaired, compared with $5.9 million at December 31, 2003. There were no specific reserves on impaired loans at September 30, 2004 and December 31, 2003. Our average recorded investment in impaired loans for the nine months ended September 30, 2004 and 2003 were $4.2 million and $7.3 million, respectively. During the nine months ended September 30, 2004 and 2003, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $234 thousand and $294 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $123 thousand and $152 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2004, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At September 30, 2004, the allowance for loan losses amounted to $46.9 million, or 0.99% of total loans, compared with $39.2 million, or 1.20% of total loans, at December 31, 2003, and $37.5 million, or 1.28% of total loans, at September 30, 2003. The $7.7 million increase in the allowance for loan losses at September 30, 2004, from year-end 2003, is comprised primarily of $1.6 million in loss reserves acquired from Trust Bank and $11.8 million in additional loss provisions, reduced by $4.3 million in net chargeoffs recorded during the period. Additionally, we reclassed $368 thousand and $1.4 million from the allowance for loan losses to other liabilities during the third quarter and first nine months of 2004. This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance and affordable housing activities.

The provision for loan losses of $5.0 million for the third quarter of 2004 represents a 150% increase from the $2.0 million in loss provisions recorded during the third quarter of 2003. The third quarter 2004 net chargeoffs amounting to $3.3 million represent 0.30% of average loans outstanding for the three months ended September 30, 2004. This compares to net recoveries of $467 thousand, or 0.07% of average loans outstanding for the same period in 2003. For the first nine months of 2004, the provision for loan losses totaled $11.8 million, an 81% increase from the $6.5 million provision recorded during the same period in 2003. Net chargeoffs for the first nine months of 2004 totaling $4.3 million represent 0.15% of average loans outstanding for the nine months ended September 30, 2004. This compares to net chargeoffs of $1.4 million or 0.07% of average loans outstanding for the first nine months of 2003. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 44% during the first nine months of 2004, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Allowance balance, beginning of period	$43,999	$40,750	$39,246	$35,292
Allowance from acquisition	1,583	—	1,583	2,821
Allowance for off-balance sheet credit exposures	(368)	(5,703)	(1,385)	(5,703)
Provision for loan losses	5,000	2,000	11,750	6,500
Chargeoffs:
1-4 family residential real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Commercial and industrial real estate	—	—	—	—
Business, commercial	3,408	130	4,833	2,344
Automobile	12	41	94	127
Other	—	—	6	12
Total chargeoffs	3,420	171	4,933	2,483
Recoveries:
1-4 family residential real estate	—	—	9	40
Multifamily real estate	—	197	26	197
Commercial and industrial real estate	—	264	—	264
Business, commercial	63	174	465	551
Automobile	45	3	141	35
Other	—	—	—	—
Total recoveries	108	638	641	1,087
Net chargeoffs (recoveries)	3,312	(467)	4,292	1,396
Allowance balance, end of period	$46,902	$37,514	$46,902	$37,514
Average loans outstanding	$4,448,099	$2,816,697	$3,914,055	$2,627,692
Total gross loans outstanding, end of period	$4,721,201	$2,936,185	$4,721,201	$2,936,185
Annualized net chargeoffs (recoveries) to average loans	0.30%	(0.07)%	0.15%	0.07%
Allowance for loan losses to total gross loans	0.99%	1.28%	0.99%	1.28%

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
1-4 family residential real estate	$429	5.8	$259	4.5
Multifamily real estate	2,964	22.4	2,487	24.7
Commercial and industrial real estate	15,457	50.0	12,958	47.6
Construction	6,472	6.7	3,781	5.5
Business, commercial	14,262	11.3	13,761	13.2
Automobile	553	0.2	486	0.4
Consumer and other	699	3.6	321	4.1
Other risks	6,066	—	5,193	—
Total	$46,902	100.0	$39,246	100.0

Allocated reserves on single family loans increased $170 thousand, or 66%, to $429 thousand due primarily to an 87% increase in the volume of single family loans at September 30, 2004 in comparison to year-end 2003 levels.

Allocated reserves on multifamily loans increased $477 thousand, or 19%, to $3.0 million due primarily to a 31% increase in the volume of multifamily loans at September 30, 2004 from year-end 2003 levels. The increase in required reserves related to the increase in multifamily loans was partially offset by a decrease in the volume of loans in this category that were classified (i.e. rated “substandard” and “doubtful”) and placed on the watchlist at September 30, 2004 relative to December 31, 2003. Multifamily loans rated “substandard” and placed on the watchlist totaled $477 thousand and $8.5 million, respectively, at September 30, 2004. This compares to $990 thousand and $12.9 million in loans rated “substandard” and placed on the watchlist, respectively, at December 31, 2003.

Allocated reserves on commercial real estate loans increased $2.5 million, or 19%, to $15.5 million at September 30, 2004 primarily due to a 52% increase in the volume of loans in this category relative to year-end 2003. This is further compounded by an increase in criticized (i.e. rated “special mention”) and classified commercial real estate loans at September 30, 2004 relative to December 31, 2003. Commercial real estate loans rated special mention and substandard totaled $6.5 million and $8.4 million, respectively, at September 30, 2004. This compares to $4.7 million and $4.3 million in loans rated special mention and substandard, respectively, at December 31, 2003. The increase in required reserves related to these factors was partially offset by a decrease in the hotel industry concentration risk allocation to 0.75% at September 30, 2004, from 2.5% at December 31, 2003. As previously mentioned, the hotel industry concentration risk allocation was initially established in response to the anticipated fallout from the events of September 11th. Although the events of September 11th did not have a discernible negative impact on our hotel/motel portfolio, we deemed it prudent to maintain the risk allocation in ensuing periods to compensate for the weakened state of the travel and tourism industry in the months and years following the September 11th tragedy. We continue to evaluate the appropriateness and size of this industry concentration risk allocation every quarter.

Allocated reserves on construction loans increased $2.7 million, or 71%, to $6.5 million at September 30, 2004 primarily due to a 77% increase in the volume of loans in this category when compared to December 31, 2003.

Allocated loss reserves on commercial business loans increased $501 thousand, or 4%, to $14.3 million at September 30, 2004 primarily due to a 23% increase in the volume of loans in this category compared to year-end 2003 levels as well as an increase in required reserves on commercial business loans that are placed on the watchlist and rated “special mention.” We have observed rising chargeoff trends in this loan category in the past couple of years, both in frequency and size. Based on these observed patterns, we felt that the previous minimum loss rates established for the watchlist and special mention risk classifications did not adequately address the potential credit risk concerns of commercial business loans placed in these categories. As such, we have deemed it prudent to increase the minimum loss rates in these risk categories for commercial business loans during the first quarter of 2004. Furthermore, commercial business loans rated “special mention” also increased to $3.8 million at September 30, 2004, compared with $372 thousand at December 31, 2003. Partially offsetting the impact of these factors is a decrease in the volume of commercial business loans rated “substandard” to $9.9 million at September 30, 2004, compared to $19.3 million at December 31, 2003.

Despite a 20% decrease in the volume of loans in this category, allocated reserves on automobile loans increased $67 thousand, or 14%, to $553 thousand as of September 30, 2004 primarily as a result of a 200 basis point increase to 5% in the minimum loss rate for automobile loans rated “pass.” This change was implemented during the first quarter of 2004. A minimum loss rate of 3% was initially established for automobile loans during the third quarter of 2003 due to a rising pattern of chargeoff losses experienced in this loan category. We continue to routinely experience chargeoffs in this loan category, and on several occasions, we have had to charge off loans with no previously manifested or observable credit weaknesses. As such, we feel that an increase in the minimum loss rate on loans rated “pass” was warranted due to the frequency and rate at which loans in this category migrate from “pass” to “loss.”

Allocated reserves on consumer loans increased by $378 thousand, or 118%, to $699 thousand as of September 30, 2004. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is due, in part, to a 25% increase in home equity lines of credit at September 30, 2004 relative to December 31, 2003. More significantly, however, the increase in allocated reserves on consumer loans is due to an increase in minimum loss rates on outstanding home equity lines to 0.40% at September 30, 2004, compared to 0.20% at December 31, 2003. The increase in minimum loss rates was initiated as of June 30, 2004 when we started to discern credit issues related to this segment of our portfolio as evidenced by increasing delinquency trends. Moreover, we feel that our loss exposure relative to this portfolio is greater in light of rising interest rates and our subordinate position with respect to collateral. Consequently, it is our opinion that the previous minimum loss rate of 0.20% on outstanding home equity lines is no longer adequate to address the potential risks associated with this portfolio.

The allowance for loan losses of $46.9 million at September 30, 2004 exceeded the allocated allowance by $6.1 million, or 13% of the total allowance. This compares to an unallocated allowance of $5.2 million, or 13%, as of December 31, 2003. The $6.1 million unallocated allowance at September 30, 2004 is comprised of two elements. The first element, which accounts for approximately $2.0 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the sustained recessionary state of the national economy. This condition has been exacerbated by corporate scandals linked to various large companies, and more recently, by the geopolitical instability in the Middle East. While recent economic reports show some positive indications, the economic forecast in the foreseeable future is, to a large extent, still tenuous at best. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The second element, which accounts for approximately $4.1 million, or approximately 10% of the allocated allowance amount of $40.8 million at September 30, 2004, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. These risk factors are consistent with allocations set aside in prior periods.

Deposits

Deposits increased $1.00 billion, or 30%, to $4.31 billion at September 30, 2004, from $3.31 billion at December 31, 2003. The increase in deposits reflects the $193.4 million in deposits acquired from Trust Bank in August 2004. Excluding this transaction, internal deposit growth amounted to $807.4 million, or 24%, over December 31, 2003. This organic deposit growth was comprised of increases in non-interest bearing demand accounts of $200.7 million, or 22%, money market accounts of $204.3 million, or 71%, savings accounts of $23.5 million, or 8%, time deposit accounts of $372.8 million, or 25%, and checking accounts of $6.1 million, or 3%.

At September 30, 2004, core deposits represented 53% of total deposits, with time deposits representing the remaining 47%. During the first and second quarters of 2004, we implemented a previously announced promotional retail program for certificates of deposit which primarily accounted for the increase in time deposit accounts during the period. This promotion was targeted towards customers with existing checking accounts, and new individual and business customers who opened certain qualifying checking or business checking account products. We also experienced strong core deposit growth in the first nine months of 2004 primarily due to expanded commercial banking relationships and new accounts tied to the opening of time deposits under our recent promotional program.

For a limited time during the third quarter of 2004, we offered a promotional equity index certificate of deposit which has an interest rate tied to the Hang Seng China Enterprises Index. We took in approximately $14.5 million in time deposits with 5½ year maturities as a result of this promotion. We offered two versions of this product: (1) guaranteed 1% interest per annum and interest paid on 75% of the performance of the Index; and (2) no interest guarantee and interest paid on 90% of the performance of the Index. In both cases, the customers’ principal investment is guaranteed and insured by the Federal Deposit Insurance Corporation (“FDIC”). We are currently in the middle of a second offering of this product, also for a limited time period, commencing in late September 2004 through the middle of November 2004. Under SFAS 133, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at September 30, 2004 was $2.8 million and is included in interest-bearing deposits on the Consolidated Statements of Financial Condition. To manage our interest rate risk exposure on this product, we have entered into freestanding interest rate swap agreements with a major investment brokerage firm with notional amounts of $9.4 million and $5.1 million. The fair values of the interest rate swap agreements aggregated $584 thousand at September 30, 2004 and are included in other assets on the Consolidated Statements of Financial Condition. The notional amounts and terms of the interest rate swap agreements match the principal amounts and terms of the issued certificates of deposit. In accordance with SFAS 133, both the embedded equity call option on the certificates of deposit and the freestanding interest rate swap agreements will be marked-to-market every quarter with resulting changes in fair value recorded in the income statement. There was not a material impact on the Consolidated Statements of Income for the quarter ended September 30, 2004.

Borrowings

We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances increased 133% to $655.3 million as of September 30, 2004, representing an increase of $374.0 million from December 31, 2003. The increase was due primarily to $300.0 million in additional FHLB advances that we entered into during the first quarter of 2004 to capitalize on the attractive market pricing for these instruments. These new advances, which have maturity durations ranging from one to three years, will provide us with cost-effective, longer-term financing to help support our loan growth for the remainder of the year. There were no outstanding short-term borrowings at September 30, 2004. This compares to $12.0 million in such instruments at December 31, 2003.

Contractual Obligations and Commitments

Except for the $14.5 million in interest rate swap agreements that we entered into on August 25 2004, there were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended September 30, 2004.

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At September 30, 2004, stockholders’ equity totaled $492.6 million, a 36% increase from $362.0 million as of December 31, 2003. The increase is due primarily to: (1) net income of $55.4 million recorded during the first nine months of 2004; (2) stock compensation costs amounting to $1.0 million related to our Restricted Stock Award Program; (3) tax benefits of $4.4 million resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $4.8 million, representing 547,886 shares, from the exercise of stock options and stock warrants; (5) net issuance of common stock totaling $996 thousand, representing 52,598 shares, related to our Employee Stock Purchase Plan and shares issued in lieu of Board of Director retainer fees; (6) issuance of common stock, net of expenses, totaling $38.5 million, representing 1,622,844 shares, related to a private placement offering that was completed in March 2004; (7) net issuance of common stock totaling $32.9 million, representing 1,199,578 shares, in connection with the Trust Bank acquisition; and (8) an increase of $101 thousand in unrealized gains on available-for-sale securities. These transactions were offset by payments of quarterly cash dividends totaling $7.5 million for the first nine months of 2004.

On March 1, 2004, the Company completed a private placement of common stock with two institutional investors amounting to approximately $30 million. The transaction involved the sale of 1,217,132 shares of common stock at a purchase price of approximately $24.65 per share. In addition, the Company granted the investors a right to purchase up to an additional 405,712 shares of common stock at approximately $24.65 per share, or up to an additional $10.0 million. The investors exercised their purchase option on August 13, 2004. Net proceeds from the offerings were used to support the continued growth of the Company. The Company completed the registration of the common stock sold to the investors as well as the shares covered by the investors’ options with the Securities and Exchange Commission under the Securities Act of 1933 during April 2004.

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

On June 10, 2004 and November 5, 2004, the Company issued $10.3 million and $15.5 million, respectively, in junior subordinated debt securities in two separate private placement transactions. Similar to previous offerings, these securities were issued through newly formed statutory business trusts, East West Capital Trust IV and East West Capital Trust V (the “Trusts”), which are wholly-owned subsidiaries of the Company. The proceeds from the debt securities are loaned by the Trusts to the Company and are reported in the consolidated balance sheet as junior subordinated debt. The securities issued by East West Capital Trust IV have a scheduled maturity date of June 23, 2034 and bear an initial interest rate of 3.96% per annum. The interest rate adjusts quarterly based on the 3-Month Libor plus 2.55%. Interest payments are due quarterly on January 23, April 23, July 23, and October 23 of each year. Similarly, the securities issued by East West Capital Trust V have a scheduled maturity date of November 23, 2004 and bear an initial interest rate of 4.01% per annum. The interest rate adjusts quarterly based on the 3-Month Libor plus 1.80%. Interest payments are due quarterly on February 23, May 23, August 23, and November 23 of each year. These additional issuances of capital securities provide the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes.

Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.” At September 30, 2004, East West Bank’s Tier 1 and total capital ratios were 9.3% and 10.4%, respectively, compared to 9.1% and 10.4%, respectively, at December 31, 2003.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at September 30, 2004, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.7%	10.4%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.7%	9.3%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.2%	8.9%	4.0%	5.0%

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

During the nine months ended September 30, 2004, we experienced net cash inflows from operating activities of $62.8 million, compared to net cash inflows of $54.4 million for the nine months ended September 30, 2003. Net cash inflows from operating activities for the first nine months of 2004 and 2003 were primarily due to net income earned during the period.

Net cash outflows from investing activities totaled $1.29 billion and $374.2 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

We experienced net cash inflows from financing activities of $1.20 billion for the first nine months of 2004 primarily due to deposit growth, net proceeds from FHLB advances, and net proceeds from the issuance of common stock related to a private placement offering in March 2004. During the same period in 2003, growth in deposits and net proceeds from FHLB advances largely accounted for the net cash inflows from financing activities totaling $246.9 million.

As a means of augmenting our liquidity sources, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At September 30, 2004, our available borrowing capacity includes approximately $68.6 million in repurchase arrangements, $130.0 million in federal funds line facilities, and $983.6 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At September 30, 2004, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by our subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2004, total dividends paid by East West Bank to East West Bancorp, Inc. totaled $7.5 million, compared with $7.4 million for the same period in 2003. As of September 30, 2004, approximately $182.1 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2004 and December 31, 2003, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
+200	10.0%	12.0%	(7.1)%	(6.6)%
+100	6.0%	6.9%	(2.5)%	(2.4)%
-100	(5.3)%	(6.0)%	2.0%	1.1%
-200	(12.2)%	(13.9)%	0.0%	0.6%

(1)          The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)          The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2004 and December 31, 2003. At September 30, 2004 and December 31, 2003, the estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our non-derivative financial instruments as of September 30, 2004. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair Value at
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Total	September 30, 2004
	(Dollars in thousands)
At September 30, 2004:
Assets:
Short-term investments	$31,096	$—	$—	$—	$—	$—	$31,096	$31,096
Weighted average rate	1.65%	—%	—%	—%	—%	—%	1.65%
Investment securities available-for-sale (fixed rate)	$44,142	$139,475	$139,801	$1	$2	$31,549	$354,970	$355,327
Weighted average rate	3.03%	2.37%	3.20%	8.62%	8.80%	4.45%	2.96%
Investment securities available-for-sale (variable rate)	$114,751	$—	$—	$—	$—	$—	$114,751	$116,870
Weighted average rate	3.37%	—%	—%	—%	—%	—%	3.37%
Total gross loans	$3,375,270	$644,106	$186,327	$106,692	$121,881	$286,925	$4,721,201	$4,759,470
Weighted average rate	5.32%	6.05%	6.16%	6.01%	5.91%	6.44%	5.55%
Liabilities:
Checking accounts	$305,406	$—	$—	$—	$—	$—	$305,406	$305,406
Weighted average rate	0.38%	—%	—%	—%	—%	—%	0.38%
Money market accounts	$501,720	$—	$—	$—	$—	$—	$501,720	$501,720
Weighted average rate	1.16%	—%	—%	—%	—%	—%	1.16%
Savings deposits	$337,943	$—	$—	$—	$—	$—	$337,943	$337,943
Weighted average rate	0.11%	—%	—%	—%	—%	—%	0.11%
Time deposits	$1,890,152	$120,425	$20,344	$661	$815	$512	$2,032,909	$2,027,381
Weighted average rate	1.70%	2.12%	1.80%	2.59%	2.74%	0.28%	1.73%
Federal Home Loan Bank advances	$422,750	$147,000	$84,500	$—	$1,000	$—	$655,250	$654,514
Weighted average rate	1.84%	2.24%	2.47%	—%	4.98%	—%	2.02%
Junior subordinated debt	$—	$—	$—	$—	$—	$42,012	$42,012	$36,494
Weighted average rate	—%	—%	—%	—%	—%	7.71%	7.71%

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

On August 25, 2004, we entered into two interest rate swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the third quarter of 2004. This product, which has a term of 5½ years, pays interest based on the performance of the Hang Seng China Enterprises Index. The combined notional amounts of the interest rate swap agreements total $14.5 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. The interest rate swap agreements are linked to the one-month Libor minus a spread. Payments to the counterparty are made on a monthly basis. In accordance with SFAS 133, both the embedded equity call option on the certificates of deposit and the freestanding interest rate swap agreements will be marked-to-market every quarter with resulting changes in fair value recorded in the income statement. At September 30, 2004, the fair values of the embedded equity call option on the certificates of deposit and the interest rate swap agreements amounted to $2.8 million and $584 thousand, respectively. The fair values of these instruments are based on quoted market prices from broker dealers making a market for these derivatives.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s securities during the third quarter of 2004 are as follows:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 31, 2004	—	$—	—	(2)
August 31, 2004	—	$—	—	(2)
September 30, 2004	—	$—	—	(2)
Total	—	$—	—	$7,000,000

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

ITEM 6.   EXHIBITS

(i)            Exhibit 10        Agreement and Plan of Organization among East West Bancorp, Inc., East-West Bank, Trust Bancorp and Trust Bank. Dated June 3, 2004

(ii)        Exhibit 31.1     Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

(iii)    Exhibit 31.2     Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

(iv)      Exhibit 32.1     Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(v)          Exhibit 32.2     Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2004
EAST WEST BANCORP, INC.
	By:	/s/ JULIA GOUW
JULIA GOUW
Executive Vice President and Chief Financial Officer