Form 10-K
period 2004-12-31
EAST WEST BANCORP INC
filed 2005-03-11
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number    000-24939

EAST WEST BANCORP, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	95-4703316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

415 Huntington Drive San Marino, California    91108
(Address of Principal Executive Offices including Zip Code)

(Registrant's Telephone Number, Including Area Code) (626) 799-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐
      The aggregate market value of the registrant's common stock held by non-affiliates is approximately $1,527,453,510 (based on the June 30, 2004 closing price of Common Stock of $30.70 per share).
      As of February 28, 2005, 52,515,545 shares of East West Bancorp, Inc. Common Stock were outstanding.
      The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2004	Part III

East West Bancorp, Inc.
2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Certain matters discussed in this Annual Report may constitute forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "1933 Act" and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act" and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. For discussion of some of the factors that might cause such differences, see "Item 1. BUSINESS - Risk Factors That May Affect Future Results." The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements.

ITEM 1. BUSINESS

Organization

East West Bancorp, Inc. East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company") is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the "Bank". The Bank is the Company's principal asset. In addition to the Bank, the Company has six other operating subsidiaries, namely East West Insurance Services, Inc., East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III, East West Capital Trust IV, and East West Capital Trust V.

East West Insurance Services, Inc. On August 22, 2000, East West completed the acquisition of East West Insurance Services, Inc. or, the "Agency", in a stock exchange transaction. In exchange for all of the outstanding stock of the Agency, East West issued a total of 206,582 new shares of East West Bancorp, Inc. common stock, par value of $.001. The total value of the shares issued was approximately $1.7 million. The Agency, with assets of approximately $789 thousand as of the acquisition date, provides business and consumer insurance services to the Southern California market. The Agency runs its operations autonomously from the operations of the Company.

Other Subsidiaries of East West Bancorp, Inc. The Company has established five other subsidiaries as statutory business trusts, East West Capital Trust I and East West Capital Trust II in 2000, East West Capital Statutory Trust III in 2003, and East West Capital Trust IV and East West Capital Trust V in 2004, collectively referred to as the "Trusts". In five separate private placement transactions, the Trusts have issued either fixed or variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. In accordance with Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN No. 46R"), the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

East West's principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West's principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West's other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2004, the Company had $6.03 billion in total consolidated assets, $5.08 billion in net consolidated loans, and $4.52 billion in total consolidated deposits.

The principal office of the Company is located at 415 Huntington Drive, San Marino, California 91108, and its telephone number is (626) 799-5700.

East West Bank. East West Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. From 1973 until the early 1990's, the Bank conducted a traditional savings and loan business by making predominantly long-term, single family residential and commercial and multifamily real estate loans. These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank of San Francisco. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995. The Bank now also provides loans for commercial, construction, and residential real estate projects and for the financing of international trade for companies in California.

Acquisitions of existing banks have contributed to the Bank's growth. On May 28, 1999, the Bank completed its acquisition of First Central Bank, N.A. for an aggregate cash price of $13.5 million. First Central Bank had three branches in Southern California--one branch located in the Chinatown sector of Los Angeles, one branch in Monterey Park and one branch in Cerritos. The Bank acquired approximately $55.0 million in loans and assumed approximately $92.6 million in deposits.

On January 18, 2000, the Bank completed its acquisition of American International Bank for an aggregate cash price of $33.1 million. American International Bank had eight branches in Southern California. The Bank acquired approximately $107.9 million in loans and assumed approximately $170.8 million in deposits.

On January 16, 2001, the Bank completed the acquisition of Prime Bank for a combination of shares and cash valued at $16.6 million. Prime Bank was a one- branch commercial bank located in the Century City area of Los Angeles. The Bank acquired approximately $45.0 million in loans and assumed approximately $98.1 million in deposits.

On March 14, 2003, the Bank completed its acquisition of Pacific Business Bank for an aggregate cash price of $25.0 million. Pacific Business Bank operated four branches in Southern California located in Santa Fe Springs, Carson, El Monte, and South El Monte. The Bank acquired approximately $110.1 million in loans and $134.9 million in deposits.

On August 6, 2004, the Bank completed its acquisition of Trust Bancorp, parent company of Trust Bank, in an all-stock transaction valued at $32.9 million. Trust Bank operated four branches in Southern California, located in Monterey Park, Rowland Heights, West Covina and Arcadia. The Bank acquired approximately $164.0 million in loans and assumed $193.4 million in deposits through this acquisition.

The Bank has also grown through strategic partnerships and office locations. On August 30, 2001, the Bank entered into an exclusive ten-year agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty-two full service stores in California, two in Washington, and affiliated licensee stores in Arizona, Georgia, Hawaii, Nevada and Indonesia. Tawa Supermarket Companies or "Tawa" is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services to seven 99 Ranch Market locations in Southern California and one in Northern California.

On January 20, 2003, the Bank opened its first overseas office in Beijing, China. The Beijing representative office serves to further develop the Bank's existing international banking capabilities. In addition to facilitating traditional letters of credit and trade finance business, the Beijing office allows the Bank to assist existing clients, as well as develop new business relationships. Through this office, the Bank intends to focus on growing its export-import lending volume by aiding domestic exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships with a variety of Chinese financial institutions.

At December 31, 2004 the Bank had three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. At December 31, 2004 the Bank's total investment in E-W Services, Inc. was $9.4 million. The second subsidiary, East-West Investment, Inc., is a California corporation organized by the Bank in 1972. East-West Investment, Inc. primarily acts as a trustee in connection with real estate secured loans. At December 31, 2004 the Bank's total investment in East-West Investment, Inc. was $125 thousand. The third subsidiary, East West Mortgage Securities, LLC, is a California limited liability company organized by the Bank in September 2002. East West Mortgage Securities, LLC acts primarily as a special purpose entity in connection with private label securitization activities. At December 31, 2004 the Bank's total investment in East West Mortgage Securities, LLC, was $561 thousand.

Banking Services

The Bank was the third largest independent commercial bank in Southern California as of December 31, 2004, and one of the largest banks in the United States that focuses on the Chinese-American community. Through its network of 49 banking locations, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and Master Card and Visa merchant deposit services.

The Bank's lending activities include residential and commercial real estate, construction, commercial, trade finance, account receivables, small business administration, or the "SBA", inventory and working capital loans. It provides commercial loans to small and medium-sized businesses with annual revenues that generally range from several million to $200 million. In addition, the Bank provides short-term trade finance facilities for terms of less than one year primarily to U.S. importers and manufacturers doing business in the Asia Pacific region. The Bank's commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses.

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

The commercial lending segment primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Northern and Southern California production offices. The treasury department's primary focus is managing the Bank's investments, liquidity, and interest rate risk; while the residential lending segment is mainly responsible for the Bank's portfolio of single family and multifamily loans. Information about the financial results of our operating segments can be found in Note 23 of our consolidated financial statements presented elsewhere herein.

Market Area and Competition

The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, the San Francisco Bay area, San Mateo County, the Silicon Valley area in Santa Clara County and Alameda County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent years. According to information provided by the California State Department of Finance, there were an estimated 4.7 million Asians and Pacific Islanders residing in California, or 13.2% of the total population, as of March 2004. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets and cultures, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian and ethnic Chinese communities, provide us with an advantage in competing for customers in our market area.

The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations and savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. The Bank has 49 locations located in the following counties: Los Angeles, Orange, San Francisco, San Mateo, Santa Clara and Alameda. Neither the deposits nor loans of the offices of the Bank exceed 1% of the deposits or loans of all financial services companies located in the counties in which it operates.

Recently Issued Accounting Standards

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired in the years beginning after December 15, 2004. Management does not expect the adoption of this statement to have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other- Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03- 1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03- 1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than- temporary impairments as required by existing authoritative literature. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on stockholders' equity.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value grant date of the award. Additionally, the fair value of the award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first interim or annual reporting period that begins after June 15, 2005.

The Company will adopt this Standard effective July 1, 2005, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company's results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as previously disclosed.

Economic Conditions, Government Policies, Legislation, and Regulation

The Company's profitability, like that of most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest- bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment. Additionally, the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System, or the "FRB" or "Federal Reserve." The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, financial holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See "Item 1. BUSINESS - Supervision and Regulation."

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

The Company

The Company, as a registered bank holding company, is subject to regulation and supervision under the Bank Holding Company Act of 1956, as amended, or the "BHCA". The Company is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of the Company and its subsidiaries.

The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our bank subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

Further, the Company is required by the FRB to maintain certain levels of capital. See "Item 1. BUSINESS - Supervision and Regulation - Capital Standards."

The Company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the BHCA provides that, subject to notice or approval from the FRB, a bank holding company may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may also engage in these and certain other activities pursuant to its election to become a financial holding company.

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

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to the jurisdiction of the California Commissioner of Financial Institutions, or the "Commissioner" and are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions, or the "DFI" ..

The Company's securities are registered with the Securities and Exchange Commission, or the "SEC" under the Exchange Act. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

Financial Holding Companies

Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities without prior FRB notice or approval that are determined by the FRB to be financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

    lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;
    providing any device or other instrumentality for transferring money or other financial assets;
    arranging, effecting or facilitating financial transactions for the account of third parties securities underwriting;
    dealing and market making;
    sponsoring mutual funds and investment companies;
    insurance underwriting and agency sales;
    merchant banking investments
    activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to elect or retain financial holding company status, all of a bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act, or the "CRA". Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company elected to become a financial holding company on July 17, 2000 and is currently in compliance with the financial holding company election requirements.

The Bank

As a California-chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the Commissioner and the DFI. In addition to activities and investments permissible under the California Financial Code, because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can establish "financial subsidiaries" to engage to the same extent as a national bank in activities that are "financial in nature", except that a financial subsidiary may not engage as principal in underwriting insurance, issue securities or engage in real estate development or investment or merchant banking. In order to form a financial subsidiary, the bank must be well-capitalized and would be subject to the certain capital deduction, risk management and affiliate transaction rules. Presently, none of Bank's subsidiaries are financial subsidiaries.

In September 2004, the Bank became a member bank of the Federal Reserve System and the FRB replaced the Federal Deposit Insurance Corporation, or the "FDIC" as the Bank's primary federal regulator .. If, as a result of an examination of the Bank, the Commissioner or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Commissioner and the FRB. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to cause the termination of the Bank's FDIC deposit insurance, which for a California-chartered bank would result in a revocation of the Bank's charter. The Commissioner separately has many of the same remedial powers and the authority to take possession, close and liquidate the Bank.

The Sarbanes-Oxley Act of 2002

The Sarbanes- Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

    the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;
    increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances;
    required executive certification of financial presentations;
    increased requirements for board audit committees and their members;
    enhanced disclosure of controls and procedures and internal control over financial reporting;
    enhanced controls on, and reporting of, insider trading; and
    statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. The Company has incurred approximately $900 thousand in expenses for the year ended December 31, 2004 as a result of implementing the regulations related to this legislation.

USA Patriot Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

    To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction,
    To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions,
    To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner, and
    To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

    The establishment of a customer identification program,
    The development of internal policies, procedures, and controls,
    The designation of a compliance officer,
    An ongoing employee training program, and
    An independent audit function to test the programs.

The Bank has implemented comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

    initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
    annual notices of their privacy policies to current customers; and
    a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are tougher than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates. The provisions of the California law (SB-1) went into effect during 2004. The Bank has implemented all appropriate consumer disclosures and protections as prescribed.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $169.8 million at December 31, 2004. In addition, the Bank's regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

    a bank's or bank holding company's executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities), any company controlled by any such executive officer, director or shareholder, or any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed a bank's unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at a bank. California has laws and the Commission has regulations which adopt and also apply Regulation O to the Bank.

The Bank is also subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 200% for assets with relatively high credit risk, such as commercial loans.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a bank's total capital is divided into tiers. "Tier I capital" consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. "Tier II capital" consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. "Tier III capital" consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

These guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 4%. In addition to these uniform risk- based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" for information regarding the Company's regulatory capital ratios at December 31, 2004.

Included in Tier I capital, is junior subordinated debt issued by statutory business trusts, or the "Trusts" that are wholly-owned by the Company. These Trusts are considered to be Variable Interest Entities, or "VIEs" under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities-an interpretation of Accounting Research Bulletin No. 51.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. Internationally-active bank holding companies would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier I capital elements, net of goodwill.

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

Basel Committee on Banking Supervisions (Basel II Capital Framework)

The current international regulators' agreement on risk-based capital is to be replaced over the next several years by a new "Basel II Framework for Capital Adequacy." These international capital standards would require certain large and internationally active U.S. banking organizations to implement a more risk-sensitive approach for regulatory capital standards, utilizing internal estimates of certain risk parameters. Other banks would/could adopt the procedures on a voluntary basis. The U.S. bank regulatory agencies are expected to continue to issue substantial guidance to domestic U.S. banks on the options and process for implementing Basel II. The costs and time that would be required for the Company to fully implement Basel II in the future are uncertain, but could be significant.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, the Company and the Bank exceeded the required ratios for classification as "well capitalized."

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized-without the express permission of the institution's primary regulator.

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund, or "BIF" and the Savings Association Insurance Fund, or "SAIF", the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the SAIF. The assessment rates currently range from zero to 27 basis points per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996. Any increase in assessments or the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first quarter of 2005 at $0.0144 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Interstate Banking and Branching

The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Banks have the ability, subject to certain state restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act, or the CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." In its last examination for CRA compliance, as of June, 2004, the Bank was rated "Satisfactory."

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer's election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a "substitute check," which is the legal equivalent of an original check. Check 21, effective October 28, 2004, does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original.

The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing- related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.

The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

    making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending")
    inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping")
    engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

FRB regulations aimed at curbing such lending significantly widen the pool of high- cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

Finally, the Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in the FHLB. At December 31, 2004, the Bank's investment in FHLB capital stock totaled $47.5 million.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and non- personal time deposits). At December 31, 2004, the Bank was in compliance with these requirements.

Employees

East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2004, the Bank had a total of 863 full-time employees and 35 part- time employees and the Agency had a total of 14 full-time employees and 1 part- time employee. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

Available Information

The Company also maintains an internet website at www.eastwestbank.com. The Company makes its website content available for information purposes only. It should not be relied upon for investment purposes.

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

We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

Failure to manage our growth may adversely affect our performance.The Company's financial performance and profitability depends on our ability to manage our recent growth and possible future growth. In addition, any future acquisitions and our continued growth may present operating and other problems that could have an adverse effect on our financial condition and results of operations.

Competition may adversely affect our performance. The banking and financial services businesses in the Company's market areas are highly competitive. The Company faces competition in attracting deposits and in making loans, and for its other products and services. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The results of the Company in the future may differ depending on the nature or level of competition.

If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results of operations.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.
Name	Age (1)	Position with Company or Bank
Dominic Ng	46	Chairman of the Board, President, and Chief Executive Officer of the Company and the Bank
Wellington Chen	45	Executive Vice President and Director of Corporate Banking Division of the Bank
Kwok-Yin Cheng	52	Executive Vice President and Director of International Banking of the Bank
Donald Chow	54	Executive Vice President and Director of Commercial Lending of the Bank
Julia Gouw	45	Executive Vice President and Chief Financial Officer of the Company and the Bank
Douglas Krause	48	Executive Vice President, General Counsel, and Secretary of the Company and the Bank
Michael Lai	54	Executive Vice President, Northern California, of the Bank
William Lewis	61	Executive Vice President and Chief Credit Officer of the Bank
David Spigner	44	Executive Vice President and Chief Strategic Officer of the Bank

________________

  As of February 28, 2005

Dominic Ng is Chairman, President and Chief Executive Officer of East West Bancorp, Inc. and East West Bank. Prior to taking the helm of East West in 1992, Mr. Ng was President and Chief Executive Officer of Seyen Investment, Inc. and before that spent over a decade as a Certified Public Accountant with Deloitte & Touche LLP. Mr. Ng serves on the boards of directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch; PacifiCare Health Systems (NYSE: PHS); and the California Bankers Association. Mr. Ng is also serves on the Board of Trustees of the Asia Society.

Wellington Chen joined East West Bank in December 2003 as Executive Vice President and Director of Corporate Banking Division. Prior to joining the Bank, Mr. Chen was Senior Executive Vice President of Far East National Bank ("Far East") heading up their Commercial Banking and Consumer Banking groups. He also served on the Board of Directors of Far East. Mr. Chen began his career with Far East in 1986 where he held a variety of branch and credit management positions. Prior to that, Mr. Chen was employed for 3 years with Security Pacific National Bank where he completed the management training program and served as an asset-based lending auditor.

Kwok-Yin Cheng serves as Executive Vice President and Director of International Banking of East West Bank. Prior to joining the Bank in June 1999, Mr. Cheng was the general manager of the Pacific Rim Business Division at Union Bank of California. Mr. Cheng has over 25 years of experience in international banking, including 13 years at Wells Fargo Bank, two years at First Interstate Bank and six years at Mitsui Manufacturing Bank. He currently serves as the Chairman of the Los Angeles-Long Beach World Trade Center Association, Executive Director of the Los Angeles Economic Development Corporation and President of the National Association of Chinese American Bankers. Mr. Cheng is also a member of the Pacific Council on International Policy.

Donald Chow serves as Executive Vice President and Director of Commercial Lending of East West Bank. Mr. Chow joined the Bank in 1993 as First Vice President and Commercial Lending Manager and was promoted to Senior Vice President in 1994. Mr. Chow has over 30 years of experience in commercial lending. Before joining the Bank, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank, from 1987 to 1993, and prior to that spent over 14 years with Security Pacific National Bank where he held a number of management positions in the commercial lending area.

Julia Gouw is Executive Vice President and Chief Financial Officer of East West Bancorp, Inc. and East West Bank.  Ms. Gouw joined the Bank in 1989 as Vice President and Controller and was promoted to her current position in 1994.  Prior to joining East West, she spent over five years as a Certified Public Accountant with KPMG LLP where she reached the position of Senior Audit Manager. Ms. Gouw serves on the Board of Visitors of the UCLA School of Medicine and Chairs the Executive Advisory Board of the Iris Cantor-UCLA Women's Health Center. Ms. Gouw is also on the Board of Directors of Huntington Memorial Hospital and is a member of the Financial Executives' Institute and the California Society of Certified Public Accountants.

Douglas Krause serves as Executive Vice President, General Counsel, and Secretary of East West Bancorp, Inc. and East West Bank. Prior to joining the Bank in 1996 as Senior Vice President, Mr. Krause was Corporate Senior Vice President and General Counsel of Metrobank from 1991 to 1996. Prior to that, Mr. Krause was with the law firms of Dewey Ballantine and Jones, Day, Reavis and Pogue where he specialized in financial services.

Michael Lai serves as Executive Vice President of East West Bank's Northern California operations. Mr. Lai has over 25 years of experience in banking and has held a number of senior management positions. Before joining the Bank October 2000, Mr. Lai managed several private investments and provided consulting services to various financial institutions related to business organization and financing issues. Prior to that, Mr. Lai served as President, Chief Executive Officer and Director of United Savings Bank from 1994 to 1996, and as Senior Vice President, Chief Credit Officer and Director from 1991 to 1994. Mr. Lai has also worked in various management capacities for financial institutions located in New York and Hong Kong.

William Lewis joined East West Bank in January 2002 as Executive Vice President and Chief Credit Officer. Mr. Lewis has over 30 years of experience in banking, including a number of senior management positions.  He was Executive Vice President and Chief Credit Officer of PriVest Bank from 1998 to 2002 and held the same positions with Eldorado Bank from 1994 to 1998. Prior to this, Mr. Lewis was with Sanwa Bank for over 12 years where he administered a 35 branch region.  Before that, Mr. Lewis spent 13 years with First Interstate Bank where he held a variety of branch and credit management positions.

David Spigner joined East West Bank in April 2004 as Executive Vice President and Chief Strategic Officer. Prior to joining the Bank, Mr. Spigner served as Managing Principal of Strategic Business Management, a management consulting practice of which the Bank was a client. His career includes eight years in management consulting, five of which he worked for Deloitte & Touche LLP. He served as President and Chief Executive Officer of Lil Tots, LLC for five years and prior to that served as President of Seyen Trading Inc. for approximately three years.

ITEM 2. PROPERTIES

The Company currently neither owns nor leases any real or personal property. The Company uses the premises, equipment, and furniture of the Bank. The Agency also currently conducts its operations in one of the administrative offices of the Bank. The Company is currently reimbursing the Bank for the Agency's use of this facility.

Due to current growth and future anticipated needs, we entered into a new lease for premises to which the Bank's corporate headquarters will be relocated to in 2004. The new headquarters will consist of 88,000 square feet of office space at 135 North Los Robles Avenue, Pasadena, California. The move to the new facility is scheduled to commence sometime in the third quarter of 2005. We anticipate incurring approximately $4.4 million in capital expenditures (net of tenant improvements to be received from the landlord) during 2005 as a result of relocating our corporate offices. This estimate includes the remodeling and renovation of the new premises, computer server and network expenses, and the purchase and replacement of furniture and equipment.

During late 2004, in conjunction with our relocation efforts, we sold two buildings located at 415 and 475 Huntington Drive, San Marino, California for a net aggregate gain of $1.6 million. These two buildings currently house the Bank's corporate headquarters. We have entered into short-term lease agreements with the purchasers of the buildings. Both leases are scheduled to expire on November 30, 2005, the anticipated completion date of relocation to our new corporate headquarters.

In addition to the sale of these two buildings, we sold another commercial property that houses a retail branch office for a net gain of $1.4 million. We also entered into a short-term lease agreement with the purchaser of the property for the existing unit that currently houses our branch office. The lease will expire in August 2005, with three options to renew for consecutive one-year terms. This branch is scheduled to move to an adjacent location which is currently under construction. The expected move-in date is sometime in the third quarter of 2005.

All other significant administrative locations, with the exception of the space currently occupied by the Agency and the Northern California administrative office, are owned by the Bank. Additionally, the Bank owns the buildings and land at 7 of its retail branch offices. Lease expiration dates range from 2005 to 2019, exclusive of renewal options. The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

At December 31, 2004, the Bank's investment in premises and equipment, net of accumulated depreciation and amortization, totaled $19.8 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2004, was $12.2 million. Total annual rental payments (exclusive of operating charges and real property taxes) were approximately $4.9 million during 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

East West Bancorp, Inc. commenced trading on the NASDAQ National Market on February 8, 1999 under the symbol "EWBC." The following table sets forth the range of sales prices for the Company's common stock for the years ended December 31, 2004 and 2003. All sales prices have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

                               2004                2003
                        ------------------  ------------------
                          High      Low       High      Low
                        --------  --------  --------  --------
       First quarter   $  28.05  $  24.45  $  19.24  $  14.63
       Second quarter     31.13     26.55     18.75     15.22
       Third quarter      37.25     29.70     22.79     17.74
       Fourth quarter     43.68     33.40     27.51     21.31

The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the periods indicated. The closing price of our common stock on March 10, 2005 was $37.63 per share, as reported by the Nasdaq National Market.

Holders

As of February 28, 2005, there were 1,029 holders of record of the Company's common stock.

Dividends

We declared and paid cash dividends of $0.05 per share during each of the four quarters of 2003 and 2004. We also declared a dividend of $0.05 per share in the first quarter of 2005. Refer to "Item 1. BUSINESS -- Regulation and Supervision -- Restrictions on Transfer of Funds to the Company by the Bank" for information regarding dividend payment restrictions.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                                            2004         2003        2002         2001         2000
                                                         -----------  ----------  -----------  -----------  -----------
                                                                         (In thousands, except per share data)
Summary of Operations:
Interest and dividend income                            $   252,070  $  178,543  $   167,288  $   183,695  $   186,594
Interest expense                                             52,897      35,232       48,979       83,348       96,593
                                                         -----------  ----------  -----------  -----------  -----------
Net interest income                                         199,173     143,311      118,309      100,347       90,001
Provision for loan losses                                    16,750       8,800       10,200        6,217        4,400
                                                         -----------  ----------  -----------  -----------  -----------
Net interest income after provision for loan losses         182,423     134,511      108,109       94,130       85,601
Noninterest income                                           31,826      32,766       24,511       20,761       14,495
Noninterest expense                                          92,916      77,617       63,804       62,291       50,001
                                                         -----------  ----------  -----------  -----------  -----------
Income before provision for income taxes                    121,333      89,660       68,816       52,600       50,095
Provision for income taxes                                   43,311      30,668       20,115       13,730       14,628
                                                         -----------  ----------  -----------  -----------  -----------
Income before cumulative effect of change in
  accounting principle                                       78,022      58,992       48,701       38,870       35,467
                                                         -----------  ----------  -----------  -----------  -----------
Cumulative effect of change in accounting principle,
  net of tax                                                     --          --          788          (87)          --
                                                         -----------  ----------  -----------  -----------  -----------
Net income                                              $    78,022  $   58,992  $    49,489  $    38,783  $    35,467
                                                         ===========  ==========  ===========  ===========  ===========

Basic earnings per share (1)                            $      1.54  $     1.23  $      1.05  $      0.84  $      0.79
Diluted earnings per share (1)                          $      1.49  $     1.19  $      1.00  $      0.81  $      0.77
Dividends per share (1)                                 $      0.20  $     0.20  $      0.14  $      0.06  $      0.06
Average number of shares outstanding, basic (1)              50,654      48,112       47,192       46,066       44,896
Average number of shares outstanding, diluted (1)            52,297      49,486       49,260       48,108       46,336

At Year End:
Total assets                                            $ 6,028,880  $4,055,433  $ 3,321,489  $ 2,825,303  $ 2,485,971
Loans receivable, net                                     5,080,454   3,234,133    2,313,199    2,132,838    1,789,988
Investment securities available-for-sale                    534,452     445,142      531,607      323,099      488,290
Deposits                                                  4,522,517   3,312,667    2,926,352    2,417,974    1,948,562
Federal Home Loan Bank advances                             860,803     281,300       34,000      104,000      268,000
Stockholders' equity                                        514,309     361,983      302,117      244,415      186,149

Shares outstanding (1)                                       52,501      48,858       47,764       46,752       45,322
Book value per share (1)                                $      9.80  $     7.41  $      6.33  $      5.23  $      4.11

Financial Ratios:
Return on average assets                                       1.57%      1.64%       1.63%       1.47%       1.51
Return on average equity                                      17.86       18.12        18.29        17.73        21.57
Dividend payout ratio                                         12.93       16.31        12.87         7.13         7.60
Average stockholders' equity to average assets                 8.77        9.04         8.92         8.26         7.02
Net interest margin                                            4.24        4.26         4.14         4.02         4.06
Efficiency ratio (2)                                          36.05       39.16        40.12        45.30        40.88

Asset Quality Ratios:
Net chargeoffs to average loans                                0.12%      0.06%       0.11%       0.21%       0.22
Nonperforming assets to year end total assets                  0.10        0.16         0.37         0.20         0.30
Allowance for loan losses to year end total gross loans        0.99        1.20         1.50         1.28         1.31

____________

(1)Prior period amounts have been restated to reflect the 2 for 1 stock split on June 21, 2004.
(2)Represents noninterest expense, excluding the amortization of intangibles and investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries, or the "Company". This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All our significant accounting principles are described in Note 1 of our consolidated financial statements presented elsewhere herein and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders' equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Aside from the Freddie Mac preferred stock that was determined to be impaired and written down during the second quarter of 2004, we did not have any other investment securities that were deemed to be "other-than-temporarily" impaired as of December 31, 2004. Investment securities are discussed in more detail in Note 5 to the consolidated financial statements presented elsewhere herein.

Allowance for Loan Losses

Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we will enhance our methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes presented elsewhere herein including the section "Loans and Allowance for Loan Losses."

Loan Sales

We routinely sell, and occasionally securitize, residential mortgage loans to secondary market investors. When mortgage loans are sold, we generally retain the right to service these loans and we may retain residual and other interests, which are considered retained interests in the sold or securitized loans. The gain on sale recorded on these loans depends, in part, on our allocation of the previous carrying amount of the loans to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the loans sold and the interests retained. The fair values of retained interests are estimated based upon the present value of the associated expected future cash flows taking into consideration future prepayment rates, discount rates, expected credit losses, and other factors that impact the value of the retained interests.

We may also record mortgage-servicing assets ("MSA") when the benefits of servicing are expected to be more than adequate compensation to a servicer. The Company determines whether the benefits of servicing are expected to be more than adequate compensation to a servicer by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates are also used in determining the value of the MSAs. Mortgage-servicing assets are discussed in more detail in Notes 1 and 11 to the consolidated financial statements presented elsewhere herein.

Accrued Income Taxes

We estimate tax expense based on the amount we expect to owe various tax authorities. Taxes are discussed in more detail in Note 16 to the consolidated financial statements presented elsewhere herein. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

Overview

We achieved our eighth consecutive year of record earnings and growth during 2004. Net income for the year totaled $78.0 million, or $1.49 on a per diluted share basis, a 25% increase from the $59.0 million, or $1.19 per diluted share, earned during 2003. Our earnings performance is attributable to a significant increase in net interest income resulting from continued strong loan growth as well as continued operating efficiencies and solid asset quality.

Our return on average assets in 2004 was 1.57%, compared to 1.64% in 2003 and return on average equity was 17.86% in 2004, compared to 18.12% in 2003. Management expects net income per diluted common share for 2005 to be approximately 18% to 19% higher than in 2004 based on a projected loan growth of 18% to 20% and deposit growth of approximately 15% to 17%. Our earnings projection for 2005 also assumes a stable interest rate environment and continued operating efficiency.

One of the highlights of 2004 was the approval by the Company's Board of Directors of a two-for-one stock split in the form of a 100% stock dividend. Shareholders of record at the close of business on June 3, 2004 received one additional share of common stock for each share of common stock held by them on that date. The additional stock was distributed to shareholders of record on June 21, 2004.

Another major highlight during the year was the completion of the Trust Bancorp acquisition in August 2004 in an all-stock transaction valued at $32.9 million. Trust Bancorp is the parent company of Trust Bank which was founded in 1981 and offered community banking services to both retail and commercial customers through four branches located in the greater Los Angeles area. As of the acquisition date, Trust Bank had total assets of $250.5 million, loans of $164.0 million and total deposits of $193.4 million. We were able to successfully integrate all of Trust Bank's systems into our infrastructure shortly after the closing of the transaction. The acquisition also added over 4,000 deposit customers to our existing customer base, generating additional lending and deposit opportunities for the Company.

Total noninterest income decreased 3% to $31.8 million during 2004, compared to the $32.8 million earned during 2003. This decline is primarily attributable to a decrease in income from secondary marketing activities of 82% to $1.0 million in 2004, from $5.7 million in 2003. As a result of increases in interest rates by the Federal Reserve, we have seen a marked shift in loan origination activity from fixed rate mortgages to adjustable rate mortgages. As we typically sell fixed rate mortgage loans in the secondary market and retain the adjustable rate mortgage loans in our portfolio, we decreased our overall secondary market activity in 2004, as compared to 2003. Partially offsetting this decrease in secondary marketing revenues during 2004 was a $3.0 million net gain on sale of fixed assets, compared to a net loss of $167 thousand during 2003. The net gain on sale of fixed assets can be predominantly attributed to the sale of three buildings previously owned by the Company.

As a result of our continued expansion during 2004, total noninterest expense increased 20% to $92.9 million in 2004, compared with $77.6 million for the prior year. This increase is primarily driven by a 23% increase in compensation and employee benefits and an 18% increase in occupancy expenses. The addition of several relationship and operational personnel during late 2003 and throughout 2004 to enhance and support our loan and deposit growth was the primary catalyst for the increase in compensation expense. The addition of four branches and personnel from Trust Bank further contributed to higher compensation and occupancy expenses during 2004. Despite the increase in overall expenses, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, decreased to 36.05% during 2004, compared to 39.16% during 2003. We believe this to be a reflection of our ability to efficiently and effectively utilize our resources and operating platform to support our continuing growth. Due to the overall growth of the Bank and the scheduled relocation of our corporate headquarters, we anticipate noninterest expenses for 2005 to increase by 19% to 23%, but expect our efficiency ratio to remain in the 36% to 38% range.

Total consolidated assets at December 31, 2004 increased 49% to $6.03 billion, compared with $4.06 billion at December 31, 2003. A 57% growth in gross loans was the primary driver of this increase. Excluding the impact of the Trust Bank acquisition, organic loan growth was 52% during 2004. We attribute overall loan growth to the expansion of relationships throughout California, the addition of seasoned and skilled banking professionals, the attractiveness of a number of our loan programs and increased loan origination volume from our branch network. We estimate loan growth in 2005 to be 18% to 20%, reflecting the core rate of growth in the Bank's lending markets, the addition of new client relationships, and the utilization of additional lending programs and products.

Total average assets increased 38% to $4.98 billion in 2004, compared to $3.60 billion in 2003, due primarily to average loan growth. Total average loans grew to $4.17 billion during 2004, an increase of 51% over the prior year. Year- over-year average loan growth was driven largely by increases in residential multifamily and commercial real estate loans. Total average deposits rose 24% during 2004 to $3.78 billion, compared to $3.06 billion in 2003. Almost all deposit categories experienced double-digit gains during 2004, with the most significant contributions coming from time, money market and noninterest bearing demand deposits. The growth in time deposits is due to the introduction of various new products and promotions during the year while the growth in core deposits can be attributed to the Bank's efforts to expand its small- and mid-sized commercial customer base through innovative programs at the retail branches that better fulfill the needs of these customers.

Net interest income increased 39% to $199.2 million during 2004, compared with $143.3 million during 2003. The increase in net interest income is predominantly due to the significant loan growth experienced during 2004 partially offset by fairly robust increases in time deposits and FHLB advances. Despite steady increases in interest rates by the Federal Reserve during the second half of 2004, our net interest margin decreased slightly to 4.24% during 2004, from 4.26% during 2003, primarily due to a substantial increase in average earning assets which grew 40% during 2004. Assuming a stable interest rate environment during 2005, we anticipate the net interest margin for 2005 to be in the range of 4.35% to 4.40%.

Total nonperforming assets were $5.9 million, or 0.10% of total assets at December 31, 2004, compared with $6.6 million, or 0.16% of total assets, at December 31, 2003. The allowance for loan losses totaled $50.9 million at December 31, 2004, or 0.99% of outstanding total loans. Net loan chargeoffs totaled $5.1 million, or 0.12% of average loans, during 2004, compared with $1.5 million, or 0.06% of average loans, during 2003. We anticipate our overall asset quality to remain sound throughout 2005. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below 0.35% of average loans in 2005.

We continue to be well-capitalized under all regulatory guidelines with a Tier I risk-based capital ratio of 9.8%, a total risk-based capital ratio of 10.9%, and a Tier I leverage ratio of 9.1% at December 31, 2004. During 2004, we raised $25.8 million in additional regulatory capital through the issuance of trust preferred securities in two separate trust preferred offerings. Trust preferred securities currently qualify as Tier I capital for regulatory purposes. We also completed a private placement of common stock with two institutional investors amounting to approximately $30 million in March 2004. In addition, these investors exercised their option to purchase additional shares of the Company's common stock amounting to $10.0 million during August 2004. The net proceeds from the trust preferred offerings and private placement transactions were used for general corporate purposes, including support for the continued growth of the Bank.

Results of Operations

Net income for 2004 totaled $78.0 million, compared with $59.0 million for 2003 and $49.5 million for 2002, representing an increase of 32% for 2004 and 19% for 2003. On a per diluted share basis, net income was $1.49, $1.19 and $1.00 for 2004, 2003 and 2002, respectively. The increase in net earnings during 2004 is attributable to significantly higher net interest income, partially offset by higher provision for loan losses, operating expenses and provision for income taxes. Earnings in 2003 improved over 2002 due to higher net interest income and noninterest-related revenues and lower provision for loan losses, partially offset by higher operating expenses and provision for income taxes.

Our return on average total assets declined to 1.57% in 2004, compared to 1.64% in 2003 and 1.63% in 2002, while the return on average stockholders' equity declined to 17.86% in 2004, compared with 18.12% in 2003 and 18.29% in 2002. The lower return on average total assets in 2004, as compared to prior years, can be attributed to the 38% increase in average total assets primarily due to loan growth. Similarly, the decrease in average stockholders' equity in 2004, in comparison to prior years, is due to a higher level of average stockholders' equity arising from increased retained earnings, as well as additional issuances of common stock pursuant to private placement transactions, the employee stock purchase plan, and stock option and warrant exercises.

Table 1: Components of Net Income

                                                         2004       2003       2002
                                                       ---------  ---------  ---------
                                                                (In millions)
Net interest income                                   $   199.2  $   143.3  $   118.3
Provision for loan losses                                 (16.8)      (8.8)     (10.2)
Noninterest income                                         31.8       32.8       24.5
Noninterest expense                                       (92.9)     (77.6)     (63.8)
Provision for income taxes                                (43.3)     (30.7)     (20.1)
Cumulative effect of change in accounting principle          --         --        0.8
                                                       ---------  ---------  ---------
  Net income                                          $    78.0  $    59.0  $    49.5
                                                       =========  =========  =========
Return on average total assets                             1.57%      1.64%      1.63%
                                                       =========  =========  =========
Return on average stockholders' equity                    17.86%     18.12%     18.29%
                                                       =========  =========  =========

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2004 totaled $199.2 million, a 39% increase over net interest income of $143.3 million in 2003.

Total interest and dividend income during 2004 increased 41% to $252.1 million compared with $178.5 million during 2003 primarily due to a 40% growth in average earning assets, partially offset by lower yields on all categories of earning assets. The net growth in average earning assets was fueled by a 51% growth in average loans, which increased to $4.17 billion in 2004, from $2.75 billion in 2003. Increases in all deposit categories and FHLB advances funded the growth in average earning assets.

Total interest expense during 2004 increased 50% to $52.9 million compared with $35.2 million a year ago. This increase in interest expense is primarily attributable to the higher volume of average FHLB advances, time deposit and money market accounts, and junior subordinated debt during 2004. These volume increases are partially offset by lower rates paid on time deposits, FHLB advances, and junior subordinated debt.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, remained relatively stable, decreasing 2 basis points to 4.24% during 2004, from 4.26% during 2003. The overall yield on earning assets increased 5 basis points to 5.36% in 2004, from 5.31% in 2003, due to Federal Reserve interest rate increases during the second half of 2004 as well as loans comprising a larger percentage of average earning assets in 2004 relative to 2003. Similarly, our overall cost of funds in 2004 increased by 5 basis points to 1.50% in response to the increasing interest rate environment, compared to 1.45% for 2003. To facilitate the funding of our significant loan growth during 2004, we increased our utilization of FHLB advances and time deposits, which contributed to the overall increase in our cost of funds for the year. Notwithstanding our increased utilization of FHLB advances and time deposits to fund our substantial loan growth during 2004, we continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 19% to $950.9 million during 2004, compared with $796.8 million during 2003.

Comparing 2003 to 2002, our net interest margin increased 12 basis points to 4.26% in 2003, compared to 4.14% in 2002 due to the disproportionate impact of lower interest rates on our overall yields compared to our overall cost of funds. In 2003, our overall yield on earning assets decreased 55 basis points to 5.31%, from 5.86% in 2002, due to Federal Reserve interest rate cuts, while our overall cost of funds decreased 79 basis points to 1.45%, from 2.24% during 2002, in response to the declining interest rate environment. The steady downward repricing of our time deposit portfolio accounted for the majority of the reduction in our cost of funds during 2003.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2004, 2003 and 2002:

Table 2: Summary of Selected Financial Data

                                                                               Year Ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                                 2004                            2003                            2002
                                   ------------------------------  ------------------------------  ------------------------------
                                                          Average                         Average                         Average
                                    Average                Yield    Average                Yield    Average                Yield
                                    Balance    Interest    Rate     Balance    Interest    Rate     Balance    Interest    Rate
                                   ----------  ---------  -------  ----------  ---------  -------  ----------  ---------  -------
                                                                         (Dollars in thousands)
ASSETS
Interest-earning assets:
 Short-term investments           $   54,739  $     639     1.17% $  139,985  $   1,830     1.31% $  156,739  $   2,806     1.79%
 Investment securities (1)(2)(3)     440,456     14,597     3.31%    457,234     16,309     3.57%    379,668     13,916     3.67%
 Loans receivable (1)(4)           4,170,524    235,385     5.64%  2,754,620    159,910     5.81%  2,309,909    150,053     6.50%
 FHLB and FRB stock                   35,811      1,449     4.05%     11,025        494     4.48%      9,110        513     5.63%
                                   ----------  ---------           ----------  ---------           ----------  ---------
  Total interest-earning assets    4,701,530    252,070     5.36%  3,362,864    178,543     5.31%  2,855,426    167,288     5.86%
                                               ---------  -------              ---------  -------              ---------  -------

Noninterest-earning assets:
 Cash and due from banks              89,857                          80,643                          66,081
 Allowance for loan losses           (44,273)                        (39,135)                        (31,579)
 Other assets                        232,913                         196,093                         144,138
                                   ----------                      ----------                      ----------
  Total assets                    $4,980,027                      $3,600,465                      $3,034,066
                                   ==========                      ==========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking accounts                $  291,761  $   1,175     0.40% $  267,981  $     776     0.29% $  212,281  $   1,409     0.66%
 Money market accounts               416,548      4,797     1.15%    224,951      1,710     0.76%    163,789      2,237     1.37%
 Savings deposits                    322,511        486     0.15%    290,251        362     0.12%    241,894        930     0.38%
 Time deposits                     1,798,397     31,438     1.75%  1,476,099     27,098     1.84%  1,453,295     38,999     2.68%
 Short-term borrowings                 3,028         61     2.01%      3,044         47     1.54%      3,393         76     2.24%
 FHLB advances                       648,529     11,801     1.82%    146,822      2,959     2.02%     87,040      3,064     3.52%
 Junior subordinated debt             39,857      3,139     7.88%     21,161      2,280    10.77%     20,750      2,264    10.91%
                                     --------  ---------           ----------  ---------           ----------  ---------
  Total interest-bearing
   liabilities                     3,520,631     52,897     1.50%  2,430,309     35,232     1.45%  2,182,442     48,979     2.24%
                                               ---------  -------              ---------  -------              ---------  -------

Noninterest-bearing liabilities:
 Demand deposits                     950,890                         796,800                         546,332
 Other liabilities                    71,771                          47,711                          34,666
Stockholders' equity                 436,735                         325,645                         270,626
                                    ----------                      ----------                      ----------
   Total liabilities and
     stockholders' equity          $4,980,027                      $3,600,465                      $3,034,066
                                   ==========                      ==========                      ==========
Interest rate spread                                        3.86%                           3.86%                           3.62%
                                                          =======                         =======                         =======
Net interest income and
  net interest margin                         $ 199,173     4.24%             $ 143,311     4.26%             $ 118,309     4.14%
                                               =========  =======              =========  =======              =========  =======

____________

(1)Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $1.6 million, $1.9 million, and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Also includes the amortization of deferred loan fees totaling $2.8 million, $1.2 million, and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
(2) Average balances exclude unrealized gains or losses on available-for-sale securities.
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

Table 3: Analysis of Changes in Net Interest Margin

                                                             Year Ended December 31,
                                       ----------------------------------------------------------------
                                                 2004 vs. 2003                    2003 vs. 2002
                                       -------------------------------  -------------------------------
                                         Total        Changes Due to      Total        Changes Due to
                                        Change    Volume (1) Rates (1)   Change    Volume (1) Rates (1)
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (In thousands)
INTEREST-EARNING ASSETS:
Short-term investments                $  (1,191) $  (1,013) $    (178) $    (976) $    (277) $    (699)
Investment securities                    (1,712)      (584)    (1,128)     2,393      2,776       (383)
Loans receivable, net                    75,475     80,031     (4,556)     9,857     26,910    (17,053)
FHLB and FRB stock                          955      1,007        (52)       (19)        97       (116)
                                       ---------  ---------  ---------  ---------  ---------  ---------
   Total interest and dividend income $  73,527  $  79,441  $  (5,914) $  11,255  $  29,506  $ (18,251)
                                       ---------  ---------  ---------  ---------  ---------  ---------

INTEREST-BEARING LIABILITIES:
Checking accounts                     $     399  $      74  $     325  $    (633) $     304  $    (937)
Money market accounts                     3,087      1,924      1,163       (527)       666     (1,193)
Savings deposits                            124         43         81       (568)       157       (725)
Time deposits                             4,340      5,685     (1,345)   (11,901)       603    (12,504)
Short-term borrowings                        14         --         14        (29)        (7)       (22)
FHLB advances                             8,842      9,156       (314)      (105)     1,550     (1,655)
Junior subordinated debt                    859      1,599       (740)        16         45        (29)
                                       ---------  ---------  ---------  ---------  ---------  ---------
   Total interest expense             $  17,665  $  18,481  $    (816) $ (13,747) $   3,318  $ (17,065)
                                       ---------  ---------  ---------  ---------  ---------  ---------
CHANGE IN NET INTEREST INCOME         $  55,862  $  60,960  $  (5,098) $  25,002  $  26,188  $  (1,186)
                                       =========  =========  =========  =========  =========  =========

____________

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $16.8 million for 2004 compared to $8.8 million for 2003 and $10.2 million for 2002. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Table 4: Components of Noninterest Income

                                                      2004       2003       2002
                                                    ---------  ---------  ---------
                                                              (In millions)
Letters of credit fees and commissions             $    7.98  $    7.12  $    5.64
Branch fees                                             6.99       7.23       6.19
Ancillary loan fees                                     4.75       4.16       3.37
Income from secondary market activities                 1.00       5.66       2.36
Net gain on investment securities available-for-sale    2.26       1.95       0.01
Net gain on sales of loans                              0.57       0.41       1.52
Net gain (loss) on disposal of fixed assets             3.03      (0.17)      0.04
Income from life insurance policies                     2.99       3.29       1.94
Other operating income                                  2.26       3.12       3.44
                                                    ---------  ---------  ---------
   Total                                           $   31.83  $   32.77  $   24.51
                                                    =========  =========  =========

Noninterest income includes all revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and investment securities available-for-sale, disposals of fixed assets, income from secondary market activities, and other miscellaneous noninterest- related revenues.

Noninterest income decreased 3% to $31.8 million during 2004 from $32.8 million in the prior year primarily due to lower income from secondary market activities, which decreased 82% to $1.0 million in 2004 from $5.7 million in 2003. The decrease in secondary marketing income is influenced, in large part, by the current interest rate environment which has been subject to several rate increases by the Federal Reserve since the beginning of the third quarter of 2004. The rising rate environment favors the origination of variable rate and hybrid loans that we retain in our portfolio over fixed rate loans that we sell into the secondary market. If interest rates continue to rise, we anticipate an even greater contraction in revenues earned from secondary market activities in 2005. Partially offsetting this decrease in secondary market income were non- recurring net gains on disposals of fixed assets amounting to $3.0 million in 2004, resulting from the sale of three office buildings including two corporate offices located in San Marino, California. The corporate offices were sold due to a scheduled relocation to Pasadena, California sometime in the third quarter of 2005. In comparison the net loss on disposals of fixed assets totaled $167 thousand during 2003.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 12% to $8.0 million in 2004, from $7.1 million in 2003. The increase in letters of credit fees and commissions is due to a 27% increase in the volume of trade finance transactions during 2004 as well as higher maintenance fees related to additional issuances of standby letters of credit during 2004.

Branch fees, which represent revenues derived from branch operations, amounted to $7.0 million in 2004, a 3% decrease from the $7.2 million earned in 2003. Although there was a significant increase in the volume of deposits from 2003 to 2004, we did not see a corresponding increase in revenues from service charges assessed to customers due to decreased fee structures and waived fees resulting primarily from competitive market pressures. Specifically, in 2004, as compared to the prior year, we experienced a decrease in analysis charges on commercial deposit accounts and we waived fees on certain deposit products.

Ancillary loan fees consist of charges related to the origination and closing of loans and revenues earned from the servicing of mortgages. Ancillary loan fees increased 14% to $4.8 million in 2004, compared to $4.2 million in 2003, primarily due to a significant increase in loan origination volume during 2004.

Net gain on investment securities available-for-sale totaled $2.3 million in 2004, compared to $2.0 million in 2003. During 2004, we sold available-for-sale securities with a net carrying value of $276.1 million compared to $76.6 million in investment securities sold during 2003. Reflected in the net gain on investment securities during 2004 was a $757 thousand impairment writedown on a Freddie Mac preferred stock that we recorded in the second quarter of 2004. Excluding this impairment writedown, total gain on sales of investment securities available-for-sale totaled $3.0 million during 2004. Sales of investment securities during 2004 provided additional liquidity to sustain the increase in loan production activity during the year, and served to replace the lower yields on investment securities with higher yields on loans.

Income earned on bank owned life insurance policies decreased 9% to $3.0 million in 2004 from $3.3 million in 2003. The decrease in income earned from life insurance policies is primarily due to lower overall interest rates paid on the Company's existing policies relative to the prior year. The Company did not purchase any new life insurance contracts during 2004. At December 31, 2004, the aggregate cash surrender value of the Company's life insurance policies amounted to $67.3 million compared to $64.8 million at December 31, 2003. The net increase in the aggregate cash surrender value is due predominantly to interest earned on existing policies during 2004 reduced by the related mortality costs or premium costs on these policies.

Other noninterest income, which includes insurance commissions and insurance- related service fees, branch rental income, and income from operating leases, decreased 28% to $2.3 million in 2004, compared to $3.1 million in 2003. The decrease in other noninterest income is primarily due to the expiration of certain revenue generating operating leases. Revenues from leased equipment totaled $229 thousand in 2004, compared to $681 thousand recorded in 2003. These revenues represent income from equipment leased to third parties in connection with operating leases entered into by the Company. Also contributing to the decrease in noninterest income in 2004 were the loss of rental income from the sale of an office building and the reduction in revenues generated from insurance commissions and insurance-related services fees which decreased 19% to $1.2 million, from $1.5 million in 2003.

Comparing 2003 to 2002, noninterest income increased 34% to $32.8 million. Contributing to the increase in noninterest income in 2003 were the following: (1) an increase in branch service-related fee income of $1.0 million, or 17%, stemming from growth in revenues from analysis charges on commercial deposit accounts, increased fees from checking accounts, and higher revenues from wire transfer transactions due to increased volume; (2) an increase in ancillary loan fees of $785 thousand, or 23%, due primarily to a significant increase in residential single family, multifamily, and commercial real estate loan originations and refinances of existing loans during 2003; (3) an increase in letters of credit fees and commissions of $1.5 million, or 26%, attributable to increased volume of trade finance transactions and higher maintenance fees related to additional issuances of standby letters of credit during 2003; (4) an increase in net gain on sales of investment securities available-for-sale amounting to $1.9 million due to the sale of available-for-sale securities compared to only $13 thousand in 2002; (5) an increase in revenues from secondary market activities of $3.3 million, or 140%, prompted by the declining interest rate environment in 2003; and (6) an increase in income earned on officer life insurance policies of $1.3 million, or 69%, attributed primarily to additional purchases of life insurance contracts used to fund the Supplemental Executive Retirement Plan, or "SERP" adopted by the Company during 2002. Partially offsetting these increases was a $1.1 million decrease in net gain of sales of loans, a reduction in other noninterest income of $318 thousand primarily due to the decline in revenues from leased equipment, and a net loss of $167 thousand from the disposal of fixed assets.

Noninterest Expense

Table 5: Components of Noninterest Expense

                                                                2004       2003       2002
                                                              ---------  ---------  ---------
                                                                       (In millions)
Compensation and employee benefits                           $   39.14  $   31.84  $   25.33
Occupancy and equipment expense                                  12.16      10.31       9.40
Amortization of investments in affordable housing partnerships    7.42       6.68       4.70
Deposit-related expenses                                          4.91       3.89       3.29
Amortization of premiums on deposits acquired                     2.22       1.99       1.81
Data processing                                                   2.12       1.87       1.71
Deposit insurance premiums and regulatory assessments             0.80       0.72       0.62
Other operating expenses                                         24.15      20.32      16.94
                                                              ---------  ---------  ---------
   Total                                                     $   92.92  $   77.62  $   63.80
                                                              =========  =========  =========

   Efficiency Ratio (1)                                         36.05%     39.16%     40.12%
                                                              =========  =========  =========

__________

(1) Excludes the amortization of intangibles and investments in affordable housing partnerships.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 20% to $92.9 million during 2004, compared to $77.6 million during 2003.

Compensation and employee benefits increased 23% to $39.1 million in 2004, compared to $31.8 million in 2003, primarily due to the addition of several relationship officers and operational personnel during the last quarter of 2003 and throughout the year to enhance and support our loan and deposit growth. Increased staffing levels related to the acquisition of Trust Bank during August 2004 and the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense and employee benefits during 2004 as compared to the prior year.

Occupancy and equipment expenses increased 18% to $12.2 million during 2004, compared with $10.3 million during 2003. The increase in occupancy expenses can be attributed to additional rent expense from the four branches acquired from Trust Bank. We also entered into a new lease agreement during the third quarter of 2004 for the Company's future corporate headquarters. The relocation of our corporate offices is scheduled to commence in the third quarter of 2005 and is expected to be completed by November 2005. In addition to increased rent expense, occupancy expenses were also impacted by the rise in computer and software related expenses associated with the ongoing upgrade of the Company's hardware and related desktop operating system as well as the conversion of the Bank's teller platform system during 2004. Furthermore, computer-related and furniture expenses also grew during 2004 in proportion to the increase in staffing levels during the year to support the growth of the Bank.

The amortization of investments in affordable housing partnerships increased 11% to $7.4 million in 2004, from $6.7 million in 2003. The increase in amortization expense reflects the $16.1 million in additional affordable housing investment purchases made during 2004. Total investments in affordable housing partnerships amounted to $37.5 million as of December 31, 2004, compared to $28.8 million as of December 31, 2003.

Deposit-related expenses increased 26% to $4.9 million during 2004, compared with $3.9 million during 2003. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts during 2004.

The amortization of intangibles increased 11% to $2.2 million during 2004, compared with $2.0 million in 2003. The increase in amortization expense is due to additional deposit premiums of $2.4 million recorded in connection with the acquisition of Trust Bank in August 2004. Additionally, we recorded a full year of amortization expense in 2004 related to the acquisition of Pacific Business Bank in March 2003, compared to the partial year in 2003. Premiums on acquired deposits are amortized using the straight-line method over their useful lives which are estimated to be 7 years.

Deposit insurance premiums and regulatory assessments increased 11% to $802 thousand in 2004, compared with $722 thousand in 2003. Although there was a decrease in the Savings Association Insurance Fund ("SAIF") annualized Financing Corporation ("FICO") average assessment rate to 1.51 basis points during 2004, compared with 1.61 basis points during 2003, deposit insurance premiums increased during 2004 as a result of the significant growth in the Bank's assessable deposit base.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, legal, consulting and other professional fees, and charitable contributions. Other operating expenses increased 20% to $24.2 million in 2004, compared with $20.3 million in 2003. The increase in other operating expenses is largely due to expenses incurred to support our overall expansion, both organically and through acquisitions. Additionally, in 2004, we also incurred approximately $900 thousand in consulting and other professional fees related to our implementation of and compliance with the Sarbanes-Oxley Act of 2002. Moreover, we increased resources allotted for advertising and marketing efforts by approximately $1.2 million in 2004 in order to solicit future business prospects and enhance our image and visibility in the community.

Comparing 2003 to 2002, noninterest expense increased $13.9 million, or 22%, to $77.6 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $6.5 million, or 26%, primarily due to the opening of six 99 Ranch Market in-store branches, the acquisition of PBB in March 2003 as well as the impact of salary adjustments and related costs for existing employees; (2) an increase in occupancy expenses of $913 thousand, or 10%, primarily reflecting increased occupancy expense related to the opening of six 99 Ranch Market in-store branches and the four branches acquired from PBB; (3) an increase in amortization of real estate investments of $2.0 million, or 42%, reflecting the $11.7 million in additional affordable housing investment purchases made in 2003; (4) an increase in the amortization of intangibles of $183 thousand, or 10%, due to additional deposit premiums acquired in connection with the acquisition of PBB in 2003; (5) an increase in deposit-related expenses of $598 thousand, or 18%, attributable to the growth in commercial deposit accounts; and (6) an increase in other operating expenses of $3.4 million, or 20%, due primarily to our continued overall growth and expansion, both organically and through acquisitions.

The Company's efficiency ratio decreased to 36% in 2004, compared to 39% in 2003. Despite our continued expansion and growth, we have managed to capitalize on operational efficiencies from infrastructure investments made in the past few years compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 41% to $43.3 million in 2004, compared with $30.7 million in 2003. The increase in the provision for income taxes is primarily attributable to a 35% increase in pretax earnings during 2004. The provision for income taxes in 2004 also reflects the utilization of affordable housing tax credits totaling $5.9 million, compared to $4.9 million utilized in 2003. The 2004 provision reflects an effective tax rate of 35.7%, compared with 34.2% for 2003.

Comparing 2003 to 2002, the provision for income taxes increased 52% to $30.7 million in 2003, compared with $20.1 million in 2002. This increase is primarily attributable to a 30% increase in pretax earnings in 2003 and the absence of state tax benefits previously realized through the East West Securities Company, Inc., or the "Fund", a regulated investment company, or "RIC". The realization of state tax benefits through this regulated investment company ceased effective December 30, 2002 upon the Fund's dissolution. The 2003 provision also reflects the utilization of affordable housing tax credits totaling $4.9 million, compared to $5.3 million utilized in 2002.

As previously reported, the California Franchise Tax Board ("FTB") announced on December 31, 2003 that it is taking the position that certain tax deductions related to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc., a regulated investment company formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company's management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or "VCI" offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its recently announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

Pursuant to the VCI program, we filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. We continue to believe that the tax deductions are appropriate and, as such, we have also filed refund claims for the amounts paid with the amended returns. These refund claims are reflected as assets in the Company's consolidated financial statements. As a result of these actions-amending our California income tax returns and subsequent related filing of refund claims-we retain our potential exposure for assertion of an accuracy- related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. Our potential exposure to all other penalties, however, has been eliminated through this course of action.

The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies.

Balance Sheet Analysis

Our total assets increased $1.97 billion, or 49%, to $6.03 billion during the year ended December 31, 2004. The increase in total assets was attributable to a 57% growth in gross loans, rising to a record $5.08 billion at December 31, 2004, compared to $3.23 billion at December 31, 2003. We attribute overall loan growth to the continued expansion of lending relationships with new customers as well as cross-selling to existing customers, increased loan origination volume from our branch network, and the addition of personnel to enhance and support loan and deposit growth. Excluding the impact of the Trust Bank acquisition, organic loan growth totaled $1.7 billion, representing a 52% increase for the year ended December 31, 2004. We were able to fund these new loans through increases in deposits of $1.21 billion, FHLB advances of $579.5 million, and junior subordinated debt of $25.8 million.

Investment Securities Held for Trading

Investment securities held for trading are typically investment grade securities which are generally held by the Bank for a period of seven days or less. There were no outstanding trading account securities at December 31, 2004 and 2003.

Investment Securities Available-for-Sale

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise securities, mortgage-backed securities, corporate debt and U.S. Government sponsored enterprise equity securities. We currently classify our entire investment portfolio as available-for-sale, and accordingly, these securities are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders' equity.

Total investment securities available-for-sale increased 20% to $534.5 million as of December 31, 2004. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $89.7 million and $279.1 million, respectively, during 2004. In addition to repayments, maturities and sales of investment securities, $75.0 million of U.S. Government sponsored enterprise securities were redeemed during 2004. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $460.7 million as well as funding a portion of loan originations made during 2004. We acquired investment securities with a net carrying value of $48.5 million through our acquisition of Trust Bank in August 2004, a large portion of which were sold shortly thereafter. We recorded net gains totaling $3.0 million and $2.0 million on sales of available-for-sale securities during 2004 and 2003, respectively. At December 31, 2004, investment securities available-for-sale with a carrying value of $388.2 million was pledged to secure public deposits, FHLB advances, and for other purposes required or permitted by law.

During the second quarter of 2004, we recorded a $757 thousand impairment writedown on a Freddie Mac preferred stock held in our available-for-sale investment portfolio. The carrying value of this security at the time of the writedown was $4.7 million. We do not anticipate any further impairment on this security in the foreseeable future.

Also, during the third quarter of 2004, we securitized approximately $24.6 million of multifamily loans through FNMA for liquidity and capital management purposes. All of the resulting securities were retained in our available-for-sale investment portfolio. The securitization was accounted for as a pass-through transaction which did not generate any gains or losses to operations.

The following table sets forth the carrying values of investment securities available-for-sale at December 31, 2004, 2003 and 2002:

Table 6: Investment Securities Available-For-Sale

                                                             At December 31,
                                                     -------------------------------
                                                       2004       2003       2002
                                                     ---------  ---------  ---------
                                                               (In thousands)
U.S. Treasury securities                            $   2,496  $  26,228  $  28,769
U.S. Government agency securities and U.S.
  Government sponsored enterprise securities          336,614    273,105    281,491
Mortgage-backed securities                            133,652     67,761    159,410
Corporate debt securities                              18,288     30,050     25,890
U.S. Goverment sponsored enterprise
  equity securities                                    42,448     46,053     31,300
Residual interest in securitized loans                    954      1,945      4,747
                                                     ---------  ---------  ---------
  Total investment securities available-for-sale    $ 534,452  $ 445,142  $ 531,607
                                                     =========  =========  =========

The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available- for-sale portfolio at December 31, 2004:

Table 7: Yields and Maturities of Investment Securities Available-For-Sale

                                                                     After One            After Five
                                                 Within             but within            but within             After
                                                One Year            Five Years            Ten Years            Ten Years              Total
                                           ------------------   ------------------   ------------------   ------------------   ------------------
                                            Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield
                                           ------------------   ------------------   ------------------   ------------------   ------------------
                                                                                   (Dollars in thousands)
U.S. Treasury securities                  $   2,496     1.94% $      --       -- % $      --       -- % $      --       -- % $   2,496     1.94%
U.S. Government agency securities
  and U.S. Government sponsored
  enterprise securities                     272,056     2.84%    44,556     2.93%    20,002     4.96%        --       -- %   336,614     2.98%
Mortgage-backed securities                       --       -- %         3     8.95%        --       -- %   133,649     3.95%   133,652     3.95%
Corporate debt securities                        --       -- %     7,697     3.82%       920       -- %     9,671     2.80%    18,288     3.09%
U.S. Government sponsored enterprise
  equity securities                          42,448     3.09%        --       -- %        --       -- %        --       -- %    42,448     3.09%
Residual interest in securitized loans          954       -- %        --       -- %        --       -- %        --       -- %       954       -- %
                                           --------- --------   --------- --------   --------- --------   --------- --------   --------- --------
   Total                                  $ 317,954     3.52% $  52,256     3.08% $  20,922     4.83% $ 143,320     2.87% $ 534,452     3.26%
                                           ========= ========   ========= ========   ========= ========   ========= ========   ========= ========

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential mortgage loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business loans which include trade finance products, and consumer loans. Net loans receivable increased $1.8 billion, or 57% to $5.08 billion at December 31, 2004. The increase in loans during 2004 was funded primarily through the growth in deposits and FHLB advances, as well as through repayments and sales of investment securities available-for-sale.

We experienced strong loan demand throughout 2004. All categories of loans experienced double-digit growth during the year, with the commercial real estate, multifamily residential, and construction loan segments contributing the largest dollar volume growth. Excluding the $164.0 million in net loans acquired from Trust Bank in the third quarter of 2004, organic net loan growth during 2004 amounted to $1.7 billion, or 52%, compared to year-end 2003.

The growth in loans, excluding loans acquired from Trust Bank, is comprised of increases in single family residential mortgage loans of $173.9 million or 119%, multifamily loans of $249.3 million or 31%, commercial real estate loans of $922.6 million or 59%, construction loans of $150.1 million or 84%, commercial business loans of $126.3 million or 41%, trade finance loans of $35.0 million or 29%, and consumer loans, including home equity lines of credit, of $38.3 million or 26%. Additionally, we purchased $2.6 million in single family loans from another financial institution in 2004.

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

The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 8: Composition of Loan Portfolio

                                                                                    December 31,
                                   --------------------------------------------------------------------------------------------------------------
                                            2004                  2003                  2002                  2001                    2000
                                   --------------------  --------------------  --------------------  ----------------------  --------------------
                                     Amount    Percent     Amount    Percent     Amount    Percent     Amount     Percent      Amount    Percent
                                   ---------- ---------  ---------- ---------  ---------- ---------  ---------- -----------  ---------- ---------
                                                                              (Dollars in thousands)
Real estate loans:
  Residential, one to four units  $  327,554       6.4% $  146,686       4.5% $  108,508       4.6% $  316,504        14.7% $  334,775      18.5%
  Residential, multifamily         1,121,107      21.8%    809,311      24.7%    628,303      26.8%    377,224        17.5%    323,469      17.8%
  Commercial and industrial
    real estate                    2,556,827      49.8%  1,558,594      47.6%    983,481      41.9%    868,989        40.2%    640,713      35.3%
  Construction                       348,501       6.8%    179,544       5.5%    176,221       7.5%    161,953         7.5%    118,241       6.5%
                                   ---------- ---------  ---------- ---------  ---------- ---------  ---------- -----------  ---------- ---------
     Total real estate loans       4,353,989      84.8%  2,694,135      82.3%  1,896,513      80.8%  1,724,670        79.9%  1,417,198      78.1%
                                   ---------- ---------  ---------- ---------  ---------- ---------  ---------- -----------  ---------- ---------

Other loans:
  Business, commercial               594,346      11.6%    431,942      13.2%    336,371      14.4%    363,331        16.8%    350,282      19.3%
  Automobile                          10,151       0.2%     13,696       0.4%     15,890       0.7%     13,714         0.6%      6,409       0.4%
  Other consumer                     175,008       3.4%    133,454       4.1%     97,034       4.1%     58,413         2.7%     40,547       2.2%
                                   ---------- ---------  ---------- ---------  ---------- ---------  ---------- -----------  ---------- ---------
    Total other loans                779,505      15.2%    579,092      17.7%    449,295      19.2%    435,458        20.1%    397,238      21.9%
                                   ---------- ---------  ---------- ---------  ---------- ---------  ---------- -----------  ---------- ---------
      Total gross loans            5,133,494     100.0%  3,273,227     100.0%  2,345,808     100.0%  2,160,128       100.0%  1,814,436     100.0%
                                              =========             =========             =========             ===========             =========
Unearned fees, premiums,
  and discounts, net                  (2,156)                  152                 2,683                   267                    (600)
Allowance for loan losses            (50,884)              (39,246)              (35,292)              (27,557)                (23,848)
                                   ----------            ----------            ----------            ----------              ----------
     Loan receivable, net         $5,080,454            $3,234,133            $2,313,199            $2,132,838              $1,789,988
                                   ==========            ==========            ==========            ==========              ==========

Residential Mortgage Loans. We offer first mortgage loans secured by one-to-four unit residential properties located in our primary lending areas. At December 31, 2004, $327.6 million or 6% of the loan portfolio was secured by one-to-four family residential real estate mortgages, compared to $146.7 million or 5% at December 31, 2003. Residential single family loan origination activity continued to grow, resulting in $250.7 million in new loan originations during 2004. As compared to 2003, we experienced an increase in the origination of adjustable-rate loans over fixed-rate mortgages as interest rates continued to steadily increase in 2004. Since we generally only sell fixed-rate loans in the secondary market, the rising rate environment resulted in a reduction in our secondary marketing efforts during 2005. Specifically, we sold approximately $87.4 million in conforming and non-conforming residential single family loans through our secondary marketing efforts during 2004, compared to $280.4 million sold in 2003. If interest rates continue to rise, we anticipate a sustained contraction in our secondary marketing activities during 2005.

Multifamily and Commercial Real Estate Loans. We continue to place emphasis in the origination of multifamily and commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily and commercial real estate loans accounted for $1.12 billion or 22% and $2.56 billion or 50%, respectively, of our loan portfolio at December 31, 2004. In comparison, multifamily and commercial real estate loans accounted for $809.3 million or 25% and $1.56 billion or 48%, respectively, of our loan portfolio at December 31, 2003.

Construction Loans. We offer loans to finance the construction of income-producing or owner-occupied buildings. At December 31, 2004, construction loans accounted for $348.5 million or 7% of our loan portfolio. This compares with $179.5 million or 6% of the loan portfolio at December 31, 2003. Total unfunded commitments related to construction loans increased 95% to $369.6 million at December 31, 2004, compared to $189.3 million at December 31, 2003.

Commercial Business Loans. We finance small and middle-market businesses in a wide spectrum of industries throughout California. At December 31, 2004, total commercial and finance products accounted for a total of $594.3 million or 12% of our loan portfolio compared to $431.9 million or 13% at December 31, 2003.

Included in commercial business loans are loans for working capital, accounts receivable and inventory lines. At December 31, 2004, these loans accounted for $438.5 million or 9% of our loan portfolio compared to $311.1 million or 10% at December 31, 2003. Total unfunded commitments related to commercial business loans increased 43% to $245.3 million at December 31, 2004, compared to $171.4 million at year-end 2003.

Also included in commercial business loans are a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. At December 31, 2004, these loans to finance international trade totaled $155.8 million or 3% of our loan portfolio. A substantial portion of this business involves California- based customers engaged in import activities. In addition, we also offer Ex-Im financing to various exporters. These loans are guaranteed by the Export-Import Bank of the United States. Of this amount, a significant portion represents loans made to borrowers on the import side of international trade. At December 31, 2004, such loans amounted to $141.1 million, compared with $107.4 million at December 31, 2003. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated. At December 31, 2004, total unfunded commitments related to trade finance loans increased 23% to $123.3 million, compared to $100.4 million at December 31, 2003.

Affordable Housing. We are engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which are generally eligible for federal low income housing tax credits. As of December 31, 2004, we had outstanding $291.3 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $326.9 million as of year-end 2003. Credit facilities for individual projects generally range in size from $1 million to $10 million. The decrease in outstanding standby letters of credit at December 31, 2004, relative to year-end 2003, can be attributed to legislative changes that became effective in 2004. These legislative changes have impacted the feasibility and attractiveness of affordable housing projects which has curtailed new issuances of standby letters of credit supporting these activities.

Contractual Maturity of Loan Portfolio. The following table presents the maturity schedule of our loan portfolio at December 31, 2004. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $4.9 million are included in the within one year category.

Table 9: Maturity of Loan Portfolio

                                                    After One
                                          Within    but within  More than
                                         One Year   Five Years  Five Years    Total
                                        ----------  ----------  ----------  ----------
                                                        (In thousands)
Residential, one to four units         $   79,232  $  166,636  $   81,686  $  327,554
Residential, multifamily                  310,058     525,510     285,539   1,121,107
Commercial and industrial real estate     392,051   1,032,574   1,132,202   2,556,827
Construction                              300,224      45,857       2,420     348,501
Business, commercial                      468,950      86,477      38,919     594,346
Other consumer                             64,520      93,119      27,520     185,159
                                        ----------  ----------  ----------  ----------
   Total                               $1,615,035  $1,950,173  $1,568,286  $5,133,494
                                        ==========  ==========  ==========  ==========

As of December 31, 2004, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 10: Loans Scheduled to be Repriced

                                      After One
                            Within    but within  More than
                           One Year   Five Years  Five Years     Total
                          ----------  ----------  ----------  -----------
                                          (In thousands)

Total fixed rate         $  157,206  $  315,344  $  316,486  $   789,036
Total variable rate       3,565,463     770,539       3,532    4,339,534
                          ----------  ----------  ----------  -----------
   Total                 $3,722,669  $1,085,883  $  320,018  $ 5,128,570
                          ==========  ==========  ==========  ===========

Nonperforming Assets

Loans are continually monitored by management and the Board of Directors. Generally, our policy is to place a loan on nonaccrual status if either (i) principal or interest payments are past due in excess of 90 days; or (ii) the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. Nonaccrual loans that demonstrate a satisfactory payment trend for several months are returned to full accrual status subject to management's assessment of the full collectibility of the account.

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.10% and 0.16% at December 31, 2004 and 2003, respectively. Nonaccrual loans totaled $4.9 million and $5.3 million at December 31, 2004 and 2003, respectively. Loans totaling $14.3 million were placed on nonaccrual status during 2004. These additions to nonaccrual loans were offset by $4.2 million in gross chargeoffs, $7.1 million in payoffs and principal paydowns, $3.1 million in loans that were brought current, and a $299 thousand loan that was transferred to other real estate owned, net. Additions to nonaccrual loans during 2004 were comprised of $2.2 million in commercial real estate loans, $2.6 million in commercial business loans, $6.3 million in trade finance loans, and $3.2 million in residential and other consumer loans.

We also had $681 thousand in loans past due 90 days or more but not on nonaccrual status at December 31, 2004, as compared to $636 thousand at December 31, 2003.

There were no restructured loans or loans that had their original terms modified at December 31, 2004. This compares to $638 thousand at December 31, 2003, representing one commercial real estate loan that was fully paid off in February 2004.

Other real estate owned, or "OREO" includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at December 31, 2004, with a carrying value of $299 thousand, representing a condominium unit that was held as partial collateral for a commercial business loan. We had no OREO properties at December 31, 2003.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

Table 11: Nonperforming Assets

                                                                            December 31,
                                                       -----------------------------------------------------
                                                         2004       2003       2002       2001       2000
                                                       ---------  ---------  ---------  ---------  ---------
                                                                       (Dollars in thousands)
Nonaccrual loans                                      $   4,924  $   5,311  $   8,855  $   3,658  $   3,652
Loans past due 90 days or more but not on nonaccrual        681        636         --         --         --
                                                       ---------  ---------  ---------  ---------  ---------
     Total nonperforming loans                            5,605      5,947      8,855      3,658      3,652
                                                       ---------  ---------  ---------  ---------  ---------

Restructured loans                                           --        638      3,304      2,119      2,972
Other real estate owned, net                                299         --         --         --        801
                                                       ---------  ---------  ---------  ---------  ---------
     Total nonperforming assets                       $   5,904  $   6,585  $  12,159  $   5,777  $   7,425
                                                       =========  =========  =========  =========  =========

Total nonperforming assets to total assets                 0.10%      0.16%      0.37%      0.20%      0.30%
Allowance for loan losses to nonperforming loans         907.83%    659.93%    398.55%    753.34%    653.01%
Nonperforming loans to total gross loans                   0.11%      0.18%      0.38%      0.17%      0.20%

We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.

At December 31, 2004, we classified $5.6 million of our loans as impaired, compared with $5.9 million at December 31, 2003. Specific reserves on impaired loans amounted to $1.1 million at December 31, 2004. There were no specific reserves on impaired loans at December 31, 2003. Our average recorded investment in impaired loans during 2004 and 2003 were $7.7 million and $6.1 million, respectively. During 2004 and 2003, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $496 thousand and $317 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $272 thousand and $257 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular, quarterly reviews of the adequacy of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2004, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the year. At December 31, 2004, the allowance for loan losses amounted to $50.9 million, or 0.99% of total loans, compared with $39.2 million, or 1.20% of total loans, at December 31, 2003. The $11.6 million increase in the allowance for loan losses at December 31, 2004, from year-end 2003, reflects $16.8 million in additional loss provisions and $1.6 million in loss reserves acquired from Trust Bank reduced by $5.1 million in net chargeoffs during the year. Moreover, we reclassed $1.6 million from the allowance for loan losses to other liabilities during 2004, representing additional loss allowances required for unfunded loan commitments and letters of credit related primarily to our trade finance and affordable housing activities.

The provision for loan losses of $16.8 million recorded in 2004 represents a 90% increase from the $8.8 million in loss provisions recorded during 2003. Net chargeoffs amounting to $5.1 million represent 0.12% of average loans outstanding during 2004. This compares to net chargeoffs of $1.5 million, or 0.06% of average loans outstanding, during 2003. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 57% during 2004, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

Table 12: Allowance for Loan Losses

                                                           At or for the Year Ended December 31,
                                                ----------------------------------------------------------
                                                   2004        2003        2002        2001        2000
                                                ----------  ----------  ----------  ----------  ----------
                                                                   (Dollars in thousands)
Allowance balance, beginning of year           $   39,246  $   35,292  $   27,557  $   23,848  $   20,844
Allowance from acquisition                          1,583       2,821          --       1,550       2,256
Allowance for unfunded loan commitments
  and letters of credit                            (1,566)     (6,129)         --          --          --
Provision for loan losses                          16,750       8,800      10,200       6,217       4,400
Charge-offs:
  1-4 family residential real estate                   --          --          --          --          46
  Commercial and industrial real estate                --          --          --          --           3
  Business, commercial                              5,734       2,565       3,423       5,920       4,511
  Automobile                                          119         190         113           8          32
  Other                                                 7          22           4          --          --
                                                ----------  ----------  ----------  ----------  ----------
    Total chargeoffs                                5,860       2,777       3,540       5,928       4,592
                                                ----------  ----------  ----------  ----------  ----------

Recoveries:
  1-4 family residential real estate                    9          40          40          77         227
  Multifamily real estate                              26         197         522       1,296           9
  Commercial and industrial real estate                 3         264         130          60           7
  Business, commercial                                507         697         324         435         660
  Automobile                                          186          41          58           2          34
  Other                                                --          --           1          --           3
                                                ----------  ----------  ----------  ----------  ----------
    Total recoveries                                  731       1,239       1,075       1,870         940
                                                ----------  ----------  ----------  ----------  ----------
        Net chargeoffs                              5,129       1,538       2,465       4,058       3,652
                                                ----------  ----------  ----------  ----------  ----------
Allowance balance, end of year                 $   50,884  $   39,246  $   35,292  $   27,557  $   23,848
                                                ==========  ==========  ==========  ==========  ==========
Average loans outstanding                      $4,170,524  $2,754,620  $2,309,909  $1,974,857  $1,670,981
                                                ==========  ==========  ==========  ==========  ==========
Total gross loans outstanding, end of year     $5,133,494  $3,273,227  $2,345,808  $2,160,128  $1,814,436
                                                ==========  ==========  ==========  ==========  ==========
Net chargeoffs to average loans                      0.12%       0.06%       0.11%       0.21%       0.22%
Allowance for loan losses to total gross loans
  at end of year                                     0.99%       1.20%       1.50%       1.28%       1.31%

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

The classification migration model looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. For each quarter during the period analyzed, each loan pool, except for consumer loans which are analyzed as a homogeneous pool, is further segregated into various risk-rating categories based on current internal asset classifications. The internal asset classification categories we utilize are "pass," "watch I," "watch II," "special mention," "substandard," "doubtful" and "loss." The risk- rating categories are then evaluated through the present to determine the amount and timing of losses that are probable of occurring. In performing our quarterly migration analyses, we analyze net losses, or gross loan chargeoffs reduced by loan recoveries, for each quarter during the preceding five years to create a series of loss ratios. The numerators of these ratios are the net losses during the quarter in which the applicable losses and recoveries occurred and the denominators are the outstanding balances of each risk-rating category at each quarter-end. These ratios determine the historical loss rates to be applied to each risk-rating category in the current period. The loss factors represent the probability of a loan in any given risk-rating category migrating to loss.

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

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

Table 13: Allowance for Loan Losses by Loan Category

                                                                      At December 31,
                               ----------------------------------------------------------------------------------------
                                       2004              2003              2002              2001              2000
                               ----------------  ----------------  ----------------  ----------------  ----------------
                                Amount      %     Amount      %     Amount      %     Amount      %     Amount      %
                               -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                                (Dollars in thousands)
1-4 family residential
  real estate                   $   586     6.4% $   259      4.5% $   386      4.6% $   184     14.7% $   142     18.5%
Multifamily real estate           3,703    21.8%   2,487     24.7%   3,142     26.8%   1,914     17.5%   1,768     17.8%
Commercial and industrial
  real estate                    15,053    49.8%  12,958     47.6%   7,748     42.0%   8,221     40.2%   4,472     35.3%
Construction                      7,082     6.8%   3,781      5.5%   4,410      7.5%   3,024      7.5%   2,370      6.5%
Business, commercial             15,426    11.6%  13,761     13.2%  14,494     14.3%  10,248     16.8%  10,461     19.3%
Automobile                          510     0.2%     486      0.4%      40      0.7%      39      0.6%      23      0.4%
Consumer and other                1,801     3.4%     321      4.1%     115      4.1%       8      2.7%      21      2.2%
Other risks                       6,723      --    5,193       --    4,957       --    3,919       --    4,591       --
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
  Total                         $50,884   100.0% $39,246    100.0% $35,292    100.0% $27,557    100.0% $23,848    100.0%
                                =======  =======  =======  =======  =======  =======  =======  =======  =======  =======

Allocated reserves on single family loans increased $327 thousand, or 126%, to $586 thousand due primarily to a 123% increase in the volume of single family loans at December 31, 2004 in comparison to year-end 2003 levels.

Similarly, allocated reserves on multifamily loans increased $1.2 million, or 49%, to $3.7 million at December 31, 2004 due primarily to a 39% increase in the volume of multifamily loans at December 31, 2004 from year-end 2003 levels. Further contributing to the increase in allocated reserves on multifamily loans is an increase in both criticized (i.e. rated "special mention") and classified (i.e. rated "substandard" and "doubtful") loans at December 31, 2004 relative to year-end 2003. Specifically, multifamily loans rated "special mention" and "substandard" totaled $9.8 million and $1.1 million, respectively, at December 31, 2004, compared to only $1.0 million and $990 thousand, respectively, at December 31, 2003.

Allocated reserves on commercial real estate loans increased $2.1 million, or 16%, to $15.1 million at December 31, 2004 due primarily to a 64% increase in the volume of loans in this loan category relative to year-end 2003. Additionally, commercial real estate loans rated "special mention" and "substandard" increased to $7.7 million and $8.5 million, respectively, at December 31, 2004. This compares to $4.7 million and $4.3 million, respectively, in loans rated "special mention" and "substandard" at December 31, 2003. The increase in required reserves related to these factors was partially offset by the elimination of the hotel/motel industry risk allocation at December 31, 2004, compared to 2.5% at December 31, 2003. The hotel/motel industry risk allocation was initially established in response to the anticipated fallout from the events of September 11th. While the tragedy of September 11th did not have a direct impact on our portfolio of hotel and motel loans, we continued to maintain this industry risk allocation over the past several quarters based on the weakened condition of the travel and tourism industry in the months and years following the September 11th tragedy. Management has reassessed our current credit exposure in this segment of the loan portfolio and determined that the hotel/motel industry risk allocation is no longer necessary at December 31, 2004.

Allocated reserves on construction loans increased $3.3 million, or 87%, to $7.1 million at December 31, 2004 primarily due to a 94% increase in the volume of loans in this category when compared to December 31, 2003.

Allocated loss reserves on commercial business loans increased $1.7 million, or 12%, to $15.4 million at December 31, 2004 due primarily to a 38% increase in the volume of loans in this category compared to year-end 2003 levels as well as increase in required reserves on commercial business loans that are placed on the watchlist and rated "special mention." We have observed rising chargeoff trends in this loan category in the past couple of years, both in frequency and size. Based on these observed patterns, we felt that the previous minimum loss rates established for the watchlist and special mention risk classifications did not adequately address the potential credit risk concerns of commercial business loans placed in these categories. As such, we have determined it prudent to increase the minimum loss rates in these risk categories for commercial business loans during the first quarter of 2004. Furthermore, commercial business loans rated "special mention" also increased to $3.1 million at December 31, 2004, compared with $372 thousand at December 31, 2003. Partially offsetting the impact of these factors is a decrease in the volume of classified commercial business loans to $10.8 million at December 31, 2004, from $19.3 million at year-end 2003.

Despite a 26% decrease in the volume of loans in this category, allocated reserves on automobile loans increased $24 thousand, or 5%, to $510 thousand as of December 31, 2004 primarily as a result of a 200 basis point increase to 5% in the minimum loss rates established for automobile loans rated "pass." This change was implemented during the first quarter of 2004. During the past year, we routinely experienced chargeoffs in this loan category, and on several occasions, we have had to chargeoff loans with no previously manifested or observable credit weaknesses. As such, we determined that an increase in the minimum loss rate on loans rated "pass" was warranted due to the frequency and rate at which loans in this category migrate from "pass" to "loss."

Allocated reserves on consumer loans increased $1.5 million, or 461%, to $1.8 million at December 31, 2004. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines. The increase in allocated reserves on consumer loans is due, in part, to a 31% increase in the volume of loans in this category relative to year-end 2003. More significantly, however, the increase in allocated reserves on consumer loans can be attributed to the increase in minimum loss rates for loans rated "pass" to 0.40%, compared to 0.20% at December 31, 2003. The change was initiated as of June 30, 2004 when we started to discern credit issues related to this segment of our portfolio as evidenced by increasing delinquency trends. Moreover, we feel that our loss exposure relative to this portfolio is greater in light of rising interest rates and our subordinate position with respect to collateral.

The allowance for loan losses of $50.9 million at December 31, 2004 exceeded the allocated allowance by $6.7 million, or 13% of the total allowance. This compares to an unallocated allowance of $5.2 million, also representing 13% of the total allowance, as of December 31, 2003. The $6.7 million unallocated allowance at December 31, 2004 is comprised of two elements. The first element, which accounts for $2.2 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the sustained recessionary state of the national economy. This condition has been exacerbated by scandals linked to various large corporations and government-sponsored entities, the continuing geopolitical instability in the Middle East, and the devaluation of the U.S. dollar relative to other currencies. While recent economic reports show some positive indications, the economic forecast in the foreseeable future is, to a large extent, still tenuous at best. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The second element, which accounts for approximately $4.4 million, or approximately 10% of the allocated allowance amount of $44.1 million at December 31, 2004, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. These risk factors are consistent with allocations set aside in prior periods.

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Time deposit products, consisting primarily of retail fixed-rate certificates of deposit, comprised 50% and 46% of the deposit portfolio at December 31, 2004 and 2003, respectively. Other deposit products, which include noninterest bearing demand accounts, interest-bearing checking accounts, savings accounts and money market accounts, accounted for the remaining 50% and 54% of the deposit portfolio at December 31, 2004 and 2003, respectively.

Deposits increased $1.21 billion, or 37%, to $4.52 billion at December 31, 2004. Organic deposit growth, excluding the $193.4 million in deposits acquired from Trust Bank, increased $1.02 billion, or 31% during the year. This organic deposit growth was comprised of noninterest bearing demand deposits of $163.1 million or 18%, interest-bearing checking accounts of $35.5 million or 13%, money market accounts of $210.5 million or 73%, savings deposits of $25.9 million or 9%, and time deposits of $581.5 million or 38%. The growth in non- time deposit accounts can be attributed to the Bank's efforts to expand its small- and mid-sized commercial customer base through innovative programs at the retail branches that better align with the needs of these customers while the growth in time deposits is due to the introduction of various new products and promotions during the year.

One of the new products that we introduced during 2004 was a promotional equity index certificate of deposit that has an interest rate linked to the Hang Seng China Enterprises Index (the "HSCEI"). We had two limited offerings of this product during the second half of the year. We raised $24.6 million in total deposits with 5 1/2 year maturities as a result of these promotions. We offered two versions of this product: (1) guaranteed 1% interest per annum and interest paid on 75% (first offering) or 80% (second offering) of the performance of the HSCEI; and (2) no interest guarantee and interest paid on 90% (first offering) or 95% (second offering) of the performance of the HSCEI. In both cases, the customers' principal investment is guaranteed and insured by the Federal Deposit Insurance Corporation. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). The combined fair value of the embedded derivatives at December 31, 2004 amounted to $3.3 million and is included in interest-bearing deposits on the consolidated balance sheet. To manage our risk exposure on this product, we have entered into freestanding equity swap agreements with a major investment brokerage firm with a combined notional amount of $24.6 million. The notional amounts and terms of the equity swap agreements match the principal amounts and terms of the issued certificates of deposit. In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair values recorded in the statements of income. For the year ended December 31, 2004, the impact on the consolidated statements of income related to these swaps was an expense of $114 thousand.

Brokered deposits increased 409% to $354.3 million at December 31, 2004 from $69.6 million a year ago. The significant increase in brokered deposits is directly correlated to our substantial loan growth during 2004.

Public deposits increased 59% to $254.1 million at December 31, 2004, compared to $159.5 million as of December 31, 2003. The balance of public funds is comprised almost entirely of deposits from the State of California. Notwithstanding our portfolio of public deposits, our principal market strategy continues to be based on our role as a community bank that provides quality products and personal customer service.

Time deposits greater than $100 thousand totaled $1.49 billion, accounting for 33% of the deposit portfolio at December 31, 2004. These accounts, consisting primarily of deposits by consumers and public funds, had a weighted average interest rate of 2.07% at December 31, 2004. The following table provides the remaining maturities at December 31, 2004 of time deposits greater than $100 thousand (in thousands):

Table 14: Time Deposits Greater than $100,000

   3 months or less                                              $   745,529
   Over 3 months through 6 months                                    344,142
   Over 6 months through 12 months                                   228,473
   Over 12 months                                                    175,569
                                                                  -----------
      Total                                                      $ 1,493,713
                                                                  ===========

Borrowings

We utilize both FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position.

FHLB advances increased 206% to $860.8 million as of December 31, 2004, representing an increase of $579.5 million from December 31, 2003. Of the $860.8 million in outstanding FHLB advances as of December 31, 2004, $505.0 million represent overnight borrowings. During 2004, we continued to capitalize on favorable borrowing rates from the FHLB to augment our funding sources. FHLB advances had a weighted average interest rate of 2.05% and 1.44% at December 31, 2004 and 2003, respectively. Of the outstanding FHLB advances at December 31, 2004, $212.7 million or 25% had remaining maturities greater than one year.

We had no outstanding short-term borrowings at December 31, 2004, compared to $12.0 million in federal funds purchased at December 31, 2003.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the course of our business, we may enter into or be a party to transactions that are not recorded on the balance sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements whereby an unconsolidated entity is a party, under which we have: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; (4) any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

Loan Securitizations and Sales

From time to time, we securitize certain real estate loans, a portion of which are sold to investors. Securitizations provide us with a source of liquidity and also reduce our credit exposure to borrowers. Securitizations involve the sale of loans to a qualifying special-purpose entity, or "QSPE", typically a trust. Generally, in a securitization, we transfer financial assets to a QSPE that is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly called asset- backed securities, that are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle them to receive specified cash flows during the term of the securities. The QSPE uses proceeds from the sale of these securities to pay the purchase price for the sold loans. The proceeds from the issuance of the securities are then distributed to the Company as consideration for the loans transferred.

When we sell or securitize loans, we generally retain the right to service the loans and we may retain residual and other interests, which are considered retained interests in the securitized assets. Retained interests may provide credit enhancement to the investors and represent the Company's maximum risk exposure associated with these transactions. Investors in the securities issued by the QSPE have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPE. Additional information pertaining to our securitization transactions and related retained interests is included in Note 4 - "Residual Interest in Securitization" to the Consolidated Financial Statements.

In the ordinary course of business, the Company also sells loans with or without recourse. For loans sold with recourse, the recourse component is considered a guarantee. In certain situations, the Company could also have an obligation for loans sold without recourse. Additional information pertaining to our loan sales is included in Note 17 - "Commitments and Contingencies" to the Consolidated Financial Statements.

Commitments, Guarantees and Contingencies

As a financial service provider, we routinely enter into commitments to extent credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, is included in Note 17 - "Commitments and Contingencies" to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under postretirement benefit plans as described in Note 19 - "Employee Benefit Plans" to the Consolidated Financial Statements.

Contractual Obligations

The following table presents, as of December 31, 2004, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, with the exception of operating lease obligations and purchase obligations, are included in the Consolidated Balance Sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 15: Contractual Obligations

                                             Payments Due by Period (in thousands)
                                 -----------------------------------------------------
                                 Less than                          After
Contractual Obligations           1 year    1-3 years  3-5 years   5 years     Total
----------------------------     ---------  ---------  ---------  ---------  ---------
Debt obligations                $ 669,333  $ 222,847  $   8,780  $ 142,795  $1,043,755
Operating lease obligations         5,047      9,746      6,499     22,352      43,644
Purchase obligations:
   Loan rate lock commitments      48,544         --         --         --      48,544
                                 ---------  ---------  ---------  ---------  ---------
Total contractual obligations   $ 722,924  $ 232,593  $  15,279  $ 165,147  $1,135,943
                                 =========  =========  =========  =========  =========

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At December 31, 2004, stockholders' equity totaled $514.3 million, a 42% increase from the year-end 2003 balance of $362.0 million. The increase is comprised of the following: (1) net income of $78.0 million recorded during 2004; (2) stock compensation costs amounting to $1.5 million related to our Restricted Stock Award Program; (3) tax benefits of $5.5 million resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $5.4 million, representing 621,694 shares, from the exercise of stock options and stock warrants; (5) net issuance of common stock totaling $2.0 million, or 96,768 shares, in connection with the Employee Stock Purchase Plan and shares issued in lieu of Board of Director retainer fees; (6) issuance of common stock totaling $38.5 million, or 1,622,844 shares, in private placement offerings with two institutional investors; and (7) issuance of common stock totaling $32.9 million, or 1,199,578 shares, in connection with the Trust Bank acquisition. These transactions were offset by (1) payments of quarterly cash dividends totaling $10.1 million and (2) a decrease of $1.3 million in unrealized gains on available-for-sale securities.

Private Placement Offerings

On March 1, 2004, the Company completed a private placement of common stock with two institutional investors amounting to approximately $30.0 million. The transaction involved the sale of 1,217,132 shares of common stock at a purchase price of approximately $24.65 per share. In addition, the Company granted the investors a right to purchase up to an additional 405,712 shares of common stock at approximately $24.65 per share, or up to an additional $10.0 million. The investors exercised their purchase option on August 13, 2004. Net proceeds from the offerings were used to support the continued growth of the Company. The Company completed the registration of the common stock sold to the investors as well as the shares covered by the investors' options with the Securities and Exchange Commission under the Securities Act of 1933 during April 2004.

On June 10, 2004 and November 5, 2004, the Company issued $10.0 million and $15.0 million, respectively, in junior subordinated debt securities in two separate private placement transactions. Similar to previous offerings, these securities were issued through newly formed statutory business trusts, East West Capital Trust IV and East West Capital Trust V, or the "Trusts", which are wholly-owned subsidiaries of the Company. The proceeds from the debt securities are loaned by the Trusts to the Company and are reported in the consolidated balance sheet as junior subordinated debt. The securities issued by East West Capital Trust IV have a scheduled maturity date of June 23, 2034 and bear an initial interest rate of 3.96% per annum. The interest rate adjusts quarterly based on the 3-Month Libor plus 2.55%. Interest payments are due quarterly on January 23, April 23, July 23, and October 23 of each year. Similarly, the securities issued by East West Capital Trust V have a scheduled maturity date of November 23, 2034 and bear an initial interest rate of 4.01% per annum. The interest rate adjusts quarterly based on the 3-Month Libor plus 1.80%. Interest payments are due quarterly on February 23, May 23, August 23, and November 23 of each year. These additional issuances of capital securities provide the Bank with a cost-effective means of obtaining Tier I capital for regulatory purposes.

In-Store Banking Agreement

On August 30, 2001, we entered into a ten-year agreement with 99 Ranch Market to provide in-store retail banking services to their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty-two full service stores in California, two in Washington, and affiliated licensee stores in Arizona, Georgia, Hawaii, Nevada, and Indonesia. Tawa Supermarket Companies ("Tawa") is the parent company of 99 Ranch Market. In conjunction with this agreement, we issued 600,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share. These warrants will vest over six years and are intended to provide direct benefit to 99 Ranch Market executives who make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants was $2.7 million. As of December 31, 2004, 240,000 warrants out of the 600,000 warrants initially issued have been exercised. We have not experienced nor do we anticipate any material increases in overhead expenses or capital investments as a result of this agreement with 99 Ranch Market.

In order to further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 800,000 newly issued shares of East West Bancorp, Inc. common stock totaling $7.9 million. The shares were sold for cash at a price of $9.86 per share. No underwriting discounts or commissions were paid in connection with this transaction. The shares were restricted. Upon the two-year anniversary of the closing on August 30, 2001, 40% of the shares became available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares was $6.9 million. As of December 31, 2004, 480,000 shares out of the 800,000 restricted shares initially granted have vested.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At December 31, 2004, the Bank's Tier I and total capital ratios were 9.5% and 10.6%, respectively, compared to 9.1% and 10.4%, respectively, at December 31, 2003.

The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at December 31, 2004, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 16: Regulatory Required Ratios

                                                                        Minimum         Well
                                            East West    East West     Regulatory    Capitalized
                                             Bancorp       Bank       Requirements  Requirements
                                           -----------  -----------  -------------  ------------
Total Capital (to Risk-Weighted Assets)          10.9%        10.6%         8.0%        10.0%
Tier 1 Capital (to Risk-Weighted Assets)          9.8%         9.5%         4.0%         6.0%
Tier 1 Capital (to Average Assets)                9.1%         8.7%         4.0%         5.0%

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

During the years ended December 31, 2004 and 2003, we experienced net cash inflows of $87.5 million and $73.8 million, respectively, from operating activities. Net cash inflows from operating activities during 2004 and 2003 were primarily due to net income earned during the year.

Net cash outflows from investing activities totaled $1.76 billion and $742.7 million during 2004 and 2003, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the substantial growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities available-for-sale.

We experienced net cash inflows from financing activities of $1.62 billion and $515.3 million during 2004 and 2003, respectively. Deposit growth, a net increase in FHLB advances, and proceeds from the issuance of junior subordinated debt partially offset by dividends paid on the Company's common stock accounted for the net cash inflows from financing activities during both periods. Additionally, proceeds from the issuance of common stock related to a private placement offering with two institutional investors further contributed to net cash inflows from financing activities during 2004.

As a means of augmenting our liquidity, we have established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2004, the Company's available borrowing capacity includes $130.0 million in federal funds line facilities, $81.1 million in reverse repurchase arrangements and $1.0 billion in unused FHLB advances. We believe our liquidity sources to be stable and adequate to meet our operating needs and other cash commitments. At December 31, 2004, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the years ended December 31, 2004 and 2003, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $10.9 million and $9.8 million, respectively. As of December 31, 2004, approximately $169.8 million of undivided profits of the Bank were available for dividends to the Company.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2004 and 2003, assuming a parallel shift of 100 to 200 basis points in both directions:

Table 17: Rate Shock Table

                                Net Interest Income      Net Portfolio Value
                                  Volatility (1)            Volatility (2)
                            ------------------------  ------------------------
Change in Interest Rates    December 31, December 31, December 31, December 31,
    (Basis Points)             2004         2003         2004         2003
----------------------      -----------  -----------  -----------  -----------
         +200                     7.0%       12.0%       (7.8)%       (6.6)%
         +100                     3.9%        6.9%       (3.2)%       (2.4)%
         -100                    (4.0)%       (6.0)%        2.1%        1.1%
         -200                    (8.2)%      (13.9)%        2.0%        0.6%

_______

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2004 and 2003. At December 31, 2004 and 2003, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following tables provide the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2004. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 18: Expected Maturity for Financial Instruments

                                                  Expected Maturity or Repricing Date by Year
                                   -----------------------------------------------------------------              Fair Value at
                                                                                             After                December 31,
                                      2005       2006       2007       2008       2009       2009       Total        2004
                                   ----------  ---------  ---------  ---------  ---------  ---------  ----------  -----------
                                                                    (Dollars in thousands)
Assets:
Short-term investments            $   22,500  $      --  $      --  $      --  $      --  $      --  $   22,500  $    22,600
      Weighted average rate             1.88%        --         --         --         --         --        1.88%
Investment securities available-
  for-sale (fixed rate)           $   10,472  $ 213,434  $  96,824  $       1  $       2  $  20,235  $  340,968  $   339,112
      Weighted average rate             2.51%      2.67%      3.26%      8.74%      9.00%      4.96%       2.97%
Investment securities available-
  for-sale (variable rate)        $  193,491  $      --  $      --  $      --  $      --  $      --  $  193,491  $   195,340
      Weighted average rate             3.65%        --         --         --         --         --        3.65%
Total gross loans                 $3,744,091  $ 676,717  $ 184,061  $ 107,233  $ 116,307  $ 305,085  $5,133,494  $ 5,157,274
      Weighted average rate             5.70%      6.03%      5.83%      6.02%      5.82%      6.43%       5.80%

Liabilities:
Checking accounts                 $  334,747  $      --  $      --  $      --  $      --  $      --  $  334,747  $   334,747
      Weighted average rate             0.73%        --         --         --         --         --        0.73%
Money market accounts             $  507,949  $      --  $      --  $      --  $      --  $      --  $  507,949  $   507,949
      Weighted average rate             1.83%        --         --         --         --         --        1.83%
Savings deposits                  $  340,399  $      --  $      --  $      --  $      --  $      --  $  340,399  $   340,399
      Weighted average rate             0.14%        --         --         --         --         --        0.14%
Time deposits                     $1,990,565  $ 202,467  $  22,166  $     581  $     907  $  24,885  $2,241,571  $ 2,232,845
      Weighted average rate             1.97%      2.28%      1.51%      2.49%      2.81%      2.95%       1.99%
Short-term borrowings             $       --  $      --  $      --  $      --  $      --  $      --  $       --  $        --
      Weighted average rate               --         --         --         --         --         --          --
FHLB advances                     $  648,122  $ 150,144  $  61,537  $      --  $   1,000  $      --  $  860,803  $   858,183
      Weighted average rate             1.95%      2.35%      2.38%        --       4.98%        --        2.05%
Junior subordinated debt          $       --  $      --  $      --  $      --  $      --  $  57,476  $   57,476  $    65,403
      Weighted average rate               --         --         --         --         --       6.98%       6.98%

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

Transaction deposit accounts, which include checking, money market and savings accounts, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of short-term borrowings approximates book value due to their short maturities. The fair value of FHLB advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair value of junior subordinated debt is estimated by discounting the cash flows through maturity based on current market rates.

The Asset/Liability Committee is authorized to utilize a wide variety of off- balance sheet financial techniques to assist in the management of interest rate risk. We sometimes use derivative financial instruments as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders' equity. The use of derivatives has not had a material effect on our operating results or financial position.

In August and November 2004, we entered into equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the HSCEI. The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked- to-market every month with resulting changes in fair value recorded in the statements of income. The combined fair value of the embedded derivatives at December 31, 2004 amounted to $3.3 million and is included in interest-bearing deposits on the consolidated balance sheet. The fair value of the equity swap agreements total $(422) thousand at December 31, 2004. The fair value of the equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on expectations of LIBOR rates and the change in value of the HSCEI based upon the life of the individual swap agreement.

Business Segments

For information regarding our business segments, see Note 23, entitled "Segment Information," to the Company's consolidated financial statements presented elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Asset Liability and Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, including the "Report of the Independent Registered Public Accounting Firm," are included in this report immediately following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a- 15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. There have been no significant changes in our internal controls during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Deloitte & Touche LLP's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 60 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
East West Bancorp, Inc.
San Marino, California

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that East West Bancorp, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company, and our report, dated March 9, 2005, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 9, 2005

ITEM 9B. OTHER INFORMATION

On March 10, 2005, the Compensation Committee for the Company approved the 2005 annual base salaries, cash bonus payments for 2004 work and grants of incentive stock for the Company's executive officers. This information for the Company's named executives is set forth as Exhibit 10.13 Named Executive Officer Compensation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Company, to the extent not included under "Item 1 under the heading "Executive Officers of the Registrant" appearing at the end of Part I of this report, will appear in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Expert

The Company's Board of Directors has determined that John Kooken and Keith Renken, Directors, are the Company's Audit Committee Financial Experts, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Both Mr. Kooken and Mr. Renken are independent of management.

ITEM 11. EXECUTIVE COMPENSATION

On March 10, 2005, the Compensation Committee for the Company approved the 2005 annual base salaries, cash bonus payments for 2004 work and grants of incentive stock for the Company's executive officers. This information for the Company's named executives is set forth as Exhibit 10.13 Named Executive Officer Compensation. Additional information concerning executive compensation will appear in the 2005 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "COMPENSATION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and information related to the Company's equity compensation plans will appear in the 2005 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" and "Securities Authorized for Issuance under Equity Compensation Plans," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions will appear in the 2005 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the 2005 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "INDEPENDENT PUBLIC ACCOUNTANTS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 a. (1) Financial Statements

The following financial statements included in the registrant's 2004 Annual Report to Shareholders are included. Page number references are to the 2004 Annual Report to Shareholders.

(a)(2) Financial statement schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East West Bank and East West Merger Co., Inc.*
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause%+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan^+
10.6.2	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors^+
10.6.3	Performance-Based Bonus Plan^+
10.6.4	1999 Spirit of Ownership Restricted Stock Program^+
10.6.5	2003 Directors' Restricted Stock Program^+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+
10.8	Employment Agreement with William J. Lewis%+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
10.10.2	Amendment to Employment Agreement with Donald Sang Chow%+
10.11	Supplemental Employee Retirement Plans %+
10.12	Director Compensation %+
10.13	Named Executive Officer Compensation %+
10.14	Employment Agreement with Wellington Chen%+
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

__________________________
*	Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).
#	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).
@	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 28, 2002 (File No. 000-24939).
&	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-24939).
^	Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).
+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
East West Bancorp, Inc.
San Marino, California

We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of East West Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated March 9, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 9, 2005

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2004        2003
                                                                                       ----------  ----------
ASSETS
  Cash and cash equivalents                                                           $   93,075  $  141,589
  Interest-bearing deposits in other banks                                                   100         594
  Investment securities available-for-sale, at fair value (with amortized cost of
      $534,459 in 2004 and $442,875 in 2003)                                             534,452     445,142
  Loans receivable, net of allowance for loan losses of $50,884 in 2004
      and $39,246 in 2003                                                              5,080,454   3,234,133
  Investment in Federal Home Loan Bank stock, at cost                                     47,482      17,122
  Investment in Federal Reserve Bank stock, at cost                                        6,923          --
  Other real estate owned, net                                                               299          --
  Investment in affordable housing partnerships                                           37,463      28,808
  Premises and equipment, net                                                             19,749      24,957
  Due from customers on acceptances                                                       13,277      16,119
  Premiums on deposits acquired, net                                                       7,723       7,565
  Goodwill                                                                                43,702      28,710
  Cash surrender value of life insurance policies                                         67,319      64,805
  Accrued interest receivable and other assets                                            57,439      35,841
  Deferred tax assets                                                                     19,423      10,048
                                                                                       ----------  ----------
     TOTAL                                                                            $6,028,880  $4,055,433
                                                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Customer deposit accounts:
    Noninterest-bearing                                                               $1,097,851  $  922,946
    Interest-bearing                                                                   3,424,666   2,389,721
                                                                                       ----------  ----------
      Total deposits                                                                   4,522,517   3,312,667

  Short-term borrowings                                                                       --      12,000
  Federal Home Loan Bank advances                                                        860,803     281,300
  Notes payable                                                                           11,018       2,192
  Bank acceptances outstanding                                                            13,277      16,119
  Accrued expenses and other liabilities                                                  49,480      37,470
  Junior subordinated debt                                                                57,476      31,702
                                                                                       ----------  ----------
      Total liabilities                                                                5,514,571   3,693,450
                                                                                       ----------  ----------

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY
Common stock  (par value of $0.001 per share)
  Authorized  -- 100,000,000 shares
  Issued -- 57,361,807 shares and 53,691,638 shares in 2004 and 2003, respectively
  Outstanding -- 52,500,766 shares and 48,857,450 shares in 2004 and 2003, respectively       57          54
Additional paid in capital                                                               260,152     171,491
Retained earnings                                                                        296,175     228,242
Deferred compensation                                                                     (5,422)     (3,153)
Treasury stock, at cost: 4,861,041 shares in 2004 and 4,834,188 shares in 2003           (36,649)    (35,986)
Accumulated other comprehensive (loss) income, net of tax                                     (4)      1,335
                                                                                       ----------  ----------
     Total stockholders' equity                                                          514,309     361,983
                                                                                       ----------  ----------
     TOTAL                                                                            $6,028,880  $4,055,433
                                                                                       ==========  ==========

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                     Years Ended December 31,
                                                               ----------------------------------
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
INTEREST AND DIVIDEND INCOME
  Loans receivable, including fees                            $  235,385  $  159,910  $  150,053
  Investment securities available-for-sale                        14,597      16,309      13,916
  Federal Home Loan Bank stock                                     1,322         494         513
  Federal Reserve Bank stock                                         127          --          --
  Short-term investments                                             639       1,830       2,806
                                                               ----------  ----------  ----------
          Total interest and dividend income                     252,070     178,543     167,288

INTEREST EXPENSE
  Customer deposit accounts                                       37,896      29,946      43,575
  Federal Home Loan Bank advances                                 11,801       2,959       3,064
  Junior subordinated debt                                         3,139       2,280       2,264
  Short-term borrowings                                               61          47          76
                                                               ----------  ----------  ----------
          Total interest expense                                  52,897      35,232      48,979
                                                               ----------  ----------  ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES             199,173     143,311     118,309
PROVISION FOR LOAN LOSSES                                         16,750       8,800      10,200
                                                               ----------  ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              182,423     134,511     108,109
                                                               ----------  ----------  ----------
NONINTEREST INCOME
  Letters of credit fees and commissions                           7,979       7,123       5,641
  Branch fees                                                      6,987       7,232       6,186
  Ancillary loan fees                                              4,751       4,163       3,378
  Income from secondary market activities                            998       5,657       2,359
  Net gain on investment securities available-for-sale             2,262       1,951          13
  Net gain on sales of loans                                         569         401       1,515
  Net gain (loss) on disposal of fixed assets                      3,030        (167)         43
  Income from life insurance policies                              2,993       3,286       1,939
  Other operating income                                           2,257       3,120       3,437
                                                               ----------  ----------  ----------
          Total noninterest income                                31,826      32,766      24,511
                                                               ----------  ----------  ----------
NONINTEREST EXPENSE
  Compensation and employee benefits                              39,136      31,844      25,332
  Occupancy and equipment expense                                 12,158      10,314       9,401
  Amortization of investments in affordable housing
    partnerships                                                   7,427       6,677       4,698
  Deposit-related expenses                                         4,908       3,889       3,291
  Amortization of premiums on deposits acquired                    2,215       1,989       1,806
  Data processing                                                  2,122       1,868       1,711
  Deposit insurance premiums and regulatory assessments              802         722         621
  Other operating expenses                                        24,148      20,314      16,944
                                                               ----------  ----------  ----------
          Total noninterest expense                               92,916      77,617      63,804
                                                               ----------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                         121,333      89,660      68,816
PROVISION FOR INCOME TAXES                                        43,311      30,668      20,115
                                                               ----------  ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                       78,022      58,992      48,701
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF TAX                                                          --          --         788
                                                               ----------  ----------  ----------
NET INCOME                                                    $   78,022  $   58,992  $   49,489
                                                               ==========  ==========  ==========
PER SHARE INFORMATION
BASIC EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX                  $     1.54  $     1.23  $     1.03
BASIC EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX                  $     1.54  $     1.23  $     1.05
DILUTED EARNINGS PER SHARE, BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX                  $     1.49  $     1.19  $     0.99
DILUTED EARNINGS PER SHARE, AFTER CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX                  $     1.49  $     1.19  $     1.00
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC                      50,654      48,112      47,192
AVERAGE NUMBER OF SHARES OUTSTANDING  - DILUTED                   52,297      49,486      49,260

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands, except share data)

                                                   Additional                                      Comprehensive                     Total
                                          Common    Paid-In   Retained    Deferred     Treasury    Income (Loss), Comprehensive  Stockholders'
                                          Stock    Capital   Earnings   Compensation    Stock      Net of Tax       Income         Equity
                                         --------  ---------  ---------  -----------  -----------  -------------  -------------  -------------
BALANCE, JANUARY 1, 2002                $     52  $ 145,286  $ 135,765  $      (378) $   (35,945) $        (365)                $     244,415

Comprehensive income
  Net income for the year                                       49,489                                           $      49,489         49,489
  Net unrealized gain on investment
  securities available-for-sale                                                                           3,633          3,633          3,633
                                                                                                                  -------------
Comprehensive income                                                                                            $      53,122
                                                                                                                  =============
Stock compensation costs                                 33                     138                                                       171
Tax benefit from option exercises                     4,727                                                                             4,727
Issuance of 944,154 shares under
  Stock Option Plan                            1      5,054                                                                             5,055
Issuance of 86,568 shares under
  Employee Stock Purchase Plan                          958                                                                               958
Issuance of 10,000 shares under
  Stock Warrants Agreements                              50                                                                                50
Cancellation of 27,350 shares related
  to the acquisition of East West
  Insurance Services, Inc.                             (230)                   230                                                        --
Cancellation of 1,936 shares due
  to forfeitures of issued
   restricted stock                                                             10          (10)                                          --
Dividends paid on common stock                                  (6,381)                                                                (6,381)
                                         --------  ---------  ---------  -----------  -----------  -------------                 -------------
BALANCE, DECEMBER 31, 2002                    53    155,878    178,873           --      (35,955)         3,268                       302,117

Comprehensive income
  Net income for the year                                       58,992                                           $      58,992         58,992
  Net unrealized loss on investment
    securities available-for-sale                                                                        (1,933)        (1,933)        (1,933)
                                                                                                                  -------------
Comprehensive income                                                                                             $      57,059
                                                                                                                  =============
Stock compensation costs                                 12                     430                                                       442
Tax benefit from option exercises                     4,084                                                                             4,084
Issuance of 667,002 shares under
  Stock Option Plan                            1      4,709                                                                             4,710
Issuance of 101,926 shares under
  Employee Stock Purchase Plan                        1,342                                                                             1,342
Issuance of 161,404 shares under
  Restricted Stock Plan                               3,509                  (3,509)                                                       --
Issuance of 155,000 shares under
  Stock Warrants Agreements                           1,775                                                                             1,775
Issuance of 5,270 shares under
  Directors' Restricted Stock Plan                      100                    (100)                                                       --
Issuance of 4,344 shares in lieu of
  Board of Director retainer fees                        82                                                                                82
Cancellation of 1,290 shares due
  to forfeitures of issued
  restricted stock                                                               26          (31)                                          (5)
Dividends paid on common stock                                  (9,623)                                                                (9,623)
                                         --------  ---------  ---------  -----------  -----------  -------------                 -------------
BALANCE, DECEMBER 31, 2003                    54    171,491    228,242       (3,153)     (35,986)         1,335                       361,983

Comprehensive income
  Net income for the year                                       78,022                                           $      78,022         78,022
  Net unrealized loss on investment
    securities available-for-sale                                                                        (1,339)        (1,339)        (1,339)
                                                                                                                  -------------
Comprehensive income                                                                                             $      76,683
                                                                                                                  =============
Stock compensation costs                                                      1,460                                                     1,460
Tax benefit from option exercises                     5,456                                                                             5,456
Issuance of 501,694 shares under
  Stock Option Plan                                   3,792                                                                             3,792
Issuance of 93,480 shares under
  Employee Stock Purchase Plan                        1,947                                                                             1,947
Issuance of 1,622,844 shares
  pursuant to Private
  Placement                                    2     38,487                                                                            38,489
Issuance of 125,995 shares under
  Restricted Stock Plan                               4,292                  (4,292)                                                       --
Issuance of 3,290 shares under
  Directors' Restricted Stock Plan                      100                    (100)                                                       --
Issuance of 3,288 shares in lieu of
  Board of Director retainer fees                       100                                                                               100
Cancellation of 26,853 shares due
  to forfeitures of issued
  restricted stock                                                              663         (663)                                          --
Issuance of 120,000 shares under
  Stock Warrants Agreements                           1,600                                                                             1,600
Issuance of 1,199,578 shares
  pursuant to Trust Bank
  acquisition                                  1     32,887                                                                            32,888
Dividends paid on common stock                                 (10,089)                                                               (10,089)
                                         --------  ---------  ---------  -----------  -----------  -------------                 -------------
BALANCE, DECEMBER 31, 2004              $     57  $ 260,152  $ 296,175  $    (5,422) $   (36,649) $          (4)                $     514,309
                                         ========  =========  =========  ===========  ===========  =============                 =============

                                                                                                          Year Ended December 31,
Disclosure of reclassification amount:                                                                 2004           2003           2002
                                                                                                   -------------  -------------  -------------
                                                                                                                  (In thousands)
Unrealized holding (loss) gain on securities arising during period, net of tax benefit
  (expense) of $5 in 2004, $461 in 2003 and ($2,565) in 2002                                      $          (7) $        (636) $       3,831
Less: Reclassification adjustment for net gain included in net income, net of tax expense of
  $964 in 2004, $938 in 2003 and  $143 in 2002                                                           (1,332)        (1,297)          (198)
                                                                                                  -------------  -------------  -------------
Net unrealized (loss) gain on securities, net of tax benefit (expense) of
 $970 in 2004, $1,400 in 2003 and ($2,422) in 2002                                                $      (1,339) $      (1,933) $       3,633
                                                                                                  =============  =============  =============

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

                                                                   Years Ended December 31,
                                                          -------------------------------------
                                                              2004         2003         2002
                                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $    78,022  $    58,992  $    49,489
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                             11,457       12,139       10,450
    Cumulative effect of change in accounting principle           --           --         (788)
    Stock compensation costs                                   1,460          442          171
    Deferred tax benefit                                      (1,988)      (3,238)      (5,519)
    Provision for loan losses                                 16,750        8,800       10,200
    Net gain on sales of investment securities, loans
     and other assets                                         (6,859)      (7,842)      (3,930)
    Federal Home Loan Bank stock dividends                    (1,111)        (449)        (508)
    Proceeds from sale of loans held for sale                 91,923      284,322      168,544
    Originations of loans held for sale                      (90,881)    (280,371)    (167,852)
    Tax benefit from stock options exercised                   5,456        4,084        4,727
    Net change in accrued interest receivable and
     other assets                                             (9,738)     (18,016)     (34,854)
    Net change in accrued expenses and other
     liabilities                                              (7,006)      14,891        1,868
                                                          -----------  -----------  -----------
          Total adjustments                                    9,463       14,762      (17,491)
                                                          -----------  -----------  -----------
          Net cash provided by operating activities           87,485       73,754       31,998
                                                          -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net loan originations                                   (1,719,662)    (737,877)    (279,951)
  Purchases of:
    Investment securities available-for-sale                (460,763)    (213,738)    (341,564)
    Loans receivable                                          (2,639)     (82,043)    (150,273)
    Federal Home Loan Bank stock                             (37,384)      (7,377)          --
    Federal Reserve Bank stock                                (6,923)
    Investments in affordable housing partnerships            (5,170)     (11,711)      (7,482)
    Premises and equipment                                    (4,938)      (3,491)      (1,405)
  Proceeds from sale of:
    Investment securities available-for-sale                 279,147       78,545          720
    Loans receivable                                              --        1,555       46,685
    Premises and equipment                                    10,560            1           --
  Proceeds from maturity of interest-bearing deposits
   in other banks                                              1,090        5,036           --
  Proceeds from securitization of loans held for
   investment                                                     --           --       50,000
  Repayments, maturity and redemption of investment
     securities available-for-sale                           164,743      224,469      285,475
  Redemption of Federal Home Loan Bank stock                   9,534          171          174
  Cash acquired from purchase of Trust Bank                   16,460           --           --
  Cash acquired from purchase of Pacific Business
   Bank, net of cash paid                                          --        3,713           --
                                                          -----------  -----------  -----------
          Net cash used in investing activities           (1,755,945)    (742,747)    (397,621)
                                                          -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                 1,016,592      251,406      508,379
  Net (decrease) increase in short-term borrowings           (12,000)      12,000           --
  Proceeds from Federal Home Loan Bank advances           65,410,000   11,501,000    7,279,200
  Repayment of Federal Home Loan Bank advances           (64,853,300) (11,256,100)  (7,349,200)
  Repayment of notes payable on affordable housing
   investments                                                (2,085)      (1,200)      (1,500)
  Proceeds from issuance of common stock                      38,489           --           --
  Proceeds from common stock options exercised                 3,792        4,710        5,055
  Proceeds from stock warrants exercised                       1,600        1,775           50
  Proceeds from Employee Stock Purchase Plan                   1,947        1,342          958
  Proceeds from issuance of junior subordinated debt          25,000       10,000           --
  Dividends paid on common stock                             (10,089)      (9,623)      (6,381)
                                                          -----------  -----------  -----------
          Net cash provided by financing activities        1,619,946      515,310      436,561
                                                          -----------  -----------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (48,514)    (153,683)      70,938
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 141,589      295,272      224,334
                                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $    93,075  $   141,589  $   295,272
                                                          ===========  ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $    52,014  $    36,147  $    49,521
  Income tax payments, net of refunds                         52,494       34,262       27,099
Noncash investing and financing activities:
  Issuance of common stock pursuant to Trust Bank
   acquisition                                                32,888           --           --
  Issuance of common stock in lieu of Board of Director
   retainer fees                                                 100           82           --
  Loans exchanged for mortgage-backed securities              24,619           --      144,802
  Residual interest resulting from securitization of
   real  estate loans                                             --           --        3,579
  Real estate acquired through foreclosure                       299           --           --
  Affordable housing investment financed through notes
   payable                                                    10,911        1,292        2,100

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company" or "we") is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (the "Bank"). The Bank is the Company's principal asset. The Bank operates 49 banking locations throughout California and specializes in financing international trade and lending for commercial, construction, and residential real estate projects. Included in the Bank's 49 locations are 8 in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

Formation of East West Mortgage Securities, LLC - On August 16, 2002, the Bank formed East West Mortgage Securities, LLC, a California limited liability company and wholly-owned subsidiary of the Bank. East West Mortgage Securities, LLC primarily acts as a special purpose entity in connection with mortgage loan securitization activities. In September 2002, East West Mortgage Securities, LLC issued $159.7 million of mortgage-backed securities in a securitization of performing residential single family loans. A portion of these mortgage-backed securities, totaling $50.0 million, were sold to an independent third party, while the remaining $109.7 million was retained in the Bank's available-for-sale investment securities portfolio.

Deregistration of Regulated Investment Company - On December 30, 2002, the Company deregistered its regulated investment company, East West Securities Company, Inc. (the "Fund"). The Fund was incorporated under the general laws of the State of Maryland as a closed-end, non- diversified, management investment company registered under the Investment Company Act of 1940, as amended, on July 13, 2000. The Company also dissolved EWSC Holdings, LLC, a California limited liability company and wholly-owned subsidiary of the Bank, which owned 100% of the voting shares of the Fund, as well as six subsidiaries of the Fund, namely EW Assets, LLC, EW Assets 2, LLC, EW Assets 3, LLC, EW Assets 4, LLC, EW Assets 5, LLC, and EW Assets 6, LLC. The deregistration of the Fund and dissolution of the aforementioned companies had no effect on the consolidated financial statements of the Company.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the allowance for loan losses, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Principles of Consolidation - The financial statements include the accounts of the Company and its subsidiaries, East West Bank and East West Insurance Services, Inc. All intercompany transactions and accounts have been eliminated in consolidation. The Company also has five wholly-owned subsidiaries that are statutory business trusts (the "Trusts"). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN No. 46R"), the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

Securities Purchased Under Agreements to Resell - The Company purchases securities under agreements to resell with terms of up to 90 days; however, repurchase agreements are typically overnight investments. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. These agreements are accounted for as short- term investments and are included in cash and cash equivalents.

Investment Securities - The Company classifies its investment securities as either trading account securities, if the securities are intended to be sold within a short period of time, or available-for-sale securities. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at market value. Realized and unrealized gains or losses on trading account securities are included in noninterest income. As of December 31, 2004 and 2003, there were no trading account securities in the investment portfolio.

Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss, net of tax, in stockholders' equity. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold. At each reporting date, available-for-sale securities are assessed to determine whether there are any securities that are deemed to be other-than-temporarily impaired. Such impairment is required to be recognized in current earnings rather than other comprehensive income or loss.

Derivative Financial Instruments - As part of its asset and liability management strategy, the Company may use derivative financial instruments to mitigate exposure to risk. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the balance sheets at fair value. Depending on the nature of the derivative, the corresponding change in fair value is either reported in current earnings or accumulated other comprehensive income.

Loans Receivable - Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments.

Interest on loans is calculated using the simple- interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower's ability to repay the loan.

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

Lease Financing Transactions - Loans receivable include the Company's share of aggregate rentals on lease financing transactions and residual values, net of unearned income. Lease financing transactions are primarily direct financing leases. Unearned income on lease financing transactions is amortized utilizing the interest method.

Allowance for Loan Losses - The allowance for loan losses is established as management's estimate of probable incurred losses that are inherent in the loan portfolio, and records a charge to earnings through a provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard, or special mention. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Additionally, the allocated component also covers non-classified loans and is based on historical loss experience adjusted for various qualitative factors. An unallocated component is maintained to cover uncertainties, such as economic risk factors, that could affect management's estimate of probable incurred losses. The unallocated component of the allowance also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate, construction, and commercial loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

Stock of Federal Home Loan Bank of San Francisco - As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

Stock of Federal Reserve Bank - As a member of the Federal Reserve Bank ("FRB") of San Francisco, the Bank is required to maintain stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Both cash and stock dividends received are reported as dividend income.

Mortgage-Servicing Assets - Mortgage-servicing assets are recorded at the lower of amortized cost or fair value in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The fair values of servicing assets represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The Company utilizes the services of an outside third party to provide independent valuations of its servicing assets. In conjunction with this process, servicing assets are stratified based on one or more predominant risk characteristics of the underlying financial assets, and the resulting strata are assessed for impairment, which is measured as the excess of cost over fair value. Impairment, if it occurs, is recognized through a valuation allowance for each strata. Predominant risk characteristics include financial asset type, size, interest rate, origination date, term, and geographic location. Evaluation of impairment is conducted on a quarterly basis.

Other Real Estate Owned - Other real estate owned represents real estate acquired through foreclosure, is considered held for sale, and is recorded at fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

Investment in Affordable Housing Partnerships - The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence or has a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on our income tax returns.

Premises and Equipment - The Company's premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:
Buildings and building improvements	25 years
Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life is less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Goodwill and Intangible Assets - Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires companies to cease amortizing goodwill that existed at June 30, 2001. Prior to 2002, excess of purchase price over fair value of net assets acquired and fair value of net assets acquired in excess of purchase price, also known as positive goodwill and negative goodwill, respectively, were amortized using the straight-line method over 15 to 25 years. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful life of the deposits. SFAS No. 142 also established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in cumulative pre-tax income of $1.4 million ($788 thousand after-tax) representing the remaining balance of negative goodwill at December 31, 2001. Also, pursuant to the provisions of SFAS No. 142, the Company conducted its annual impairment test of goodwill as of December 31, 2004 and determined that no impairment existed as of that date. Goodwill will continue to be reviewed for impairment on an annual basis.

Junior Subordinated Debt - The Company has established five statutory business trusts that are wholly-owned subsidiaries of the Company. In five separate private placement transactions, the Trusts issued both fixed and variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes.

Effective December 31, 2003, we adopted FIN No. 46R. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity's activities or is entitled to receive a majority of the entity's expected residual returns or both. As a consequence of adopting the provisions of FIN No. 46R, the Trusts are no longer being consolidated by the Company. Junior subordinated debt represents liabilities of the Company to the Trusts.

Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock-Based Compensation - The Company issues stock-based compensation to certain employees, officers, and Directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock-based compensation using the fair value method, which generally results in compensation expense recognition. As permitted by SFAS No. 123, the Company continues to account for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. (See Note 1 under the caption "RECENT ACCOUNTING PRONOUNCEMENTS.") Had compensation cost for these plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2004, 2003 and 2002:

                                                                 Year Ended December 31,
                                                             -------------------------------
                                                               2004       2003       2002
                                                             ---------  ---------  ---------
                                                                  (Dollars in thousands,
                                                                  except per share data)
Net income, as reported                                     $  78,022  $  58,992  $  49,489

Add:  Stock-based employee compensation expense included
     in reported net income, net of related tax effects           847        256         99
Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards
     subject to SFAS No. 123, net of related tax effects       (2,186)    (1,464)    (1,447)
                                                             ---------  ---------  ---------
Net income, pro forma                                       $  76,683  $  57,784  $  48,141
                                                             =========  =========  =========

Basic earnings per share
     As reported                                            $    1.54  $    1.23  $    1.05
     Pro forma                                              $    1.51  $    1.20  $    1.02

Diluted earnings per share
     As reported                                            $    1.49  $    1.19  $    1.00
     Pro forma                                              $    1.47  $    1.17  $    0.98

The weighted average fair value for options granted during 2004, 2003 and 2002 was $6.55, $4.28 and $4.19, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                               2004        2003              2002
                            ----------  ----------  ----------------------
                                            Contractual life
                            ----------------------------------------------
                             7 years     7 years     7 years     10 years
                            ----------  ----------  ----------  ----------
Expected dividend yield           0.8%        1.2%        1.2%        1.2%
Expected volatility              30.5%       33.4%       34.0%       34.0%
Risk-free interest rate           2.4%        2.3%        2.3%        3.2%
Expected lives              3.5 years   3.5 years   3.5 years    5 years

In addition, the Company grants restricted stock awards to employees. The Company records the cost of the restricted shares at market value. The restricted stock grants are reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statements of changes in stockholders' equity. The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued.

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

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. The difference between the net proceeds received and the allocated carrying amount of the financial assets being sold or securitized is recognized as a gain or loss on sale.

Stock Split - All share and per share information in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend approved by the Board of Directors on May 18, 2004. All shareholders of record on June 3, 2004 received one additional share of common stock for each share held by them at that date.

Earnings Per Share (EPS) - Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in the earnings of the Company.

Comprehensive Income - The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity by identifying each element of other comprehensive income, including net income.

Reclassifications - Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired in the years beginning after December 15, 2004. Management does not expect the adoption of this statement to have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other- Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03- 1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than- temporary impairments as required by existing authoritative literature. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on stockholders' equity.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the award on the grant date. Additionally, the fair value of the award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first interim or annual reporting period that begins after June 15, 2005.

The Company will adopt this Standard effective July 1, 2005, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company's results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as previously disclosed.

2. BUSINESS COMBINATIONS

The Company has completed several business acquisitions that have all been accounted for using the purchase method of accounting. Accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill. The estimated tax effect of differences between tax bases and fair values has been reflected in deferred income taxes. The following table provides detailed information on acquisitions from 2002 through 2004:

                                                       Pacific
                                                       Business           Trust
                                                         Bank              Bank
                                                   ----------------  ----------------
                                                             (In thousands)
Date of acquisition                                 March 14, 2003    August 6, 2004
Purchase price                                    $         25,000  $         32,888
Type of transaction                                     All-Cash         All-Stock
Value of assets acquired                          $        153,350  $        232,931
Value of liabilities assumed                      $        140,082  $        217,461
Goodwill                                          $          9,679  $         15,045
Premium on deposits acquired                      $          2,053  $          2,373

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, amounts due from banks, and short- term investments with original maturities of less than three months. Short-term investments, which include federal funds sold and securities purchased under agreements to resell, are recorded at cost, which approximates market.

The composition of cash and cash equivalents at December 31, 2004 and 2003 is presented as follows:

                                                        December 31,
                                                   ----------------------------
                                                       2004           2003
                                                   -------------  -------------
                                                          (In thousands)
Cash                                              $      70,575  $      81,589
Cash equivalents:
  Federal funds sold                                     22,500         10,000
  Securities purchased under agreements to resell            --         50,000
                                                   -------------  -------------
    Total cash equivalents                               22,500         60,000
                                                   -------------  -------------
       Total cash and cash equivalents            $      93,075  $     141,589
                                                   =============  =============

4. RESIDUAL INTEREST IN SECURITIZATION

In September 2002, the Company securitized residential single family loans totaling $159.7 million. A significant portion of these securities were rated AAA by Standard & Poor's and Aaa by Moody's. A pre-tax gain of $202 thousand was recognized in earnings upon the sale of $50.0 million of such securities to an independent third party. The Company retained $109.7 million of the securities in its available-for-sale investment portfolio.

Security holders are entitled to receive the principal collected on the loans and the stated interest rate on the securities. In addition, the Company is entitled to receive the excess spread which generally represents, over the estimated life of the loans, the excess of the weighted average coupon on the loans securitized over the sum of the securities interest rate less other expenses, including a trustee fee. The Company recorded the fair value of this excess spread or residual interest, amounting to $3.6 million, in the consolidated balance sheet as an available-for-sale asset at September 12, 2002. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the underlying loans. Fair value is determined based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, changes in the fair value of the residual interest are recorded as unrealized gains or losses in accumulated other comprehensive income or loss, net of tax, until realized. The fair value of the residual interest in securitized loans amounted to $954 thousand as of December 31, 2004, compared with $1.9 million as of December 31, 2003.

At December 31, 2004, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions, are as follow:

                                                                     December 31, 2004
                                                                   ---------------------
                                                                   (Dollars in thousands)
Fair value of retained interest                                     $            954.4
Weighted average life (in years)                                                  1.86

Prepayment speed assumptions (constant prepayment rate)                           40.0%
Impact on fair value of 10% adverse change                          $              2.1
Impact on fair value of 20% adverse change                          $              4.3

Expected credit losses (annual rate)                                               1.2%
Impact on fair value of 10% adverse change                          $             (0.1)
Impact on fair value of 20% adverse change                          $             (0.3)

Residual cash flow discount rate (annual)                                         20.0%
Impact on fair value of 10% adverse change                          $             14.1
Impact on fair value of 20% adverse change                          $             27.9

Interest rate on variable rate loans and bonds
  (forward LIBOR curve)
Impact on fair value of 10% adverse change                          $             54.5
Impact on fair value of 20% adverse change                          $             94.5

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

5. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

An analysis of the available-for-sale investment securities portfolio is presented as follows:

                                                                   Gross       Gross     Estimated
                                                     Amortized   Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses      Value
                                                     ----------  ----------  ----------  ----------
                                                                    (In thousands)
As of December 31, 2004:
  U.S. Treasury securities                          $    2,507  $       --  $      (11) $    2,496
  U.S. Government agency securities and
    U.S. Government sponsored enterprise securities    338,458         204      (2,048)    336,614
  Mortgage-backed securities                           132,428       1,503        (279)    133,652
  Corporate debt securities                             18,991          --        (703)     18,288
  U.S. Government sponsored enterprise equity
    securities                                          42,075         512        (139)     42,448
  Residual interest in securitized loans                    --         954          --         954
                                                     ----------  ----------  ----------  ----------
     Total investment securities available-for-sale $  534,459  $    3,173  $   (3,180) $  534,452
                                                     ==========  ==========  ==========  ==========

As of December 31, 2003:
  U.S. Treasury securities                          $   26,188  $       40  $       --  $   26,228
  U.S. Government agency securities and
    U.S. Government sponsored enterprise securities    271,021       2,376        (292)    273,105
  Mortgage-backed securities                            67,259         644        (142)     67,761
  Corporate debt securities                             31,902          --      (1,852)     30,050
  U.S. Government sponsored enterprise equity
    securities                                          46,505         223        (675)     46,053
  Residual interest in securitized loans                    --       1,945          --       1,945
                                                     ----------  ----------  ----------  ----------
     Total investment securities available-for-sale $  442,875  $    5,228  $   (2,961) $  445,142
                                                     ==========  ==========  ==========  ==========

The following table shows the Company's investment portfolio's gross unrealized losses and related fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2004 and 2003:

                                                 Less Than 12 Months    12 Months or More           Total
                                               --------------------  --------------------  --------------------
                                                          Unrealized            Unrealized            Unrealized
Description                                    Fair Value  Losses    Fair Value  Losses    Fair Value  Losses
--------------------------------------------   ---------  ---------  ---------  ---------  ---------  ---------
As of December 31, 2004                                                   (In thousands)
 U.S. Treasury securities                     $   2,174  $     (11) $      --  $      --  $   2,174  $     (11)
 U.S. Government agency securities and U.S.
   Government sponsored enterprise securities   229,521     (1,815)    20,002       (233) $ 249,523     (2,048)
 Mortgage-backed securities                      48,690       (184)    25,664        (95)    74,354       (279)
 Corporate debt securities                          920        (80)    14,568       (623)    15,488       (703)
 U.S. Government sponsored enterprise equity
   securities                                     8,227       (139)        --         --      8,227       (139)
                                               ---------  ---------  ---------  ---------  ---------  ---------
 Total temporarily impaired securities        $ 289,532  $  (2,229) $  60,234  $    (951) $ 349,766  $  (3,180)
                                               =========  =========  =========  =========  =========  =========

As of December 31, 2003
 U.S. Government agency securities and U.S.
   Government sponsored enterprise securities $  20,240  $    (292) $      --  $      --  $  20,240  $    (292)
 Mortgage-backed securities                          --         --     45,544       (142)    45,544       (142)
 Corporate debt securities                          966        (33)    26,084     (1,819)    27,050     (1,852)
 U.S. Government sponsored enterprise equity
   securities                                        --         --      4,729       (675)     4,729       (675)
                                               ---------  ---------  ---------  ---------  ---------  ---------
 Total temporarily impaired securities        $  21,206  $    (325) $  76,357  $  (2,636) $  97,563  $  (2,961)
                                               =========  =========  =========  =========  =========  =========

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2004 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities' long term investment grade status at December 31, 2004. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends to hold these securities until their fair values recover to cost. Therefore, in management's opinion, all securities that have been in a continuous unrealized loss position for the past twelve months or longer as of December 31, 2004 are not other-than- temporarily impaired, and therefore, no impairment charges as of December 31, 2004 are warranted.

The scheduled maturities of investment securities available-for-sale at December 31, 2004 are presented as follows:

                                             Amortized   Estimated
                                                Cost     Fair Value
                                             ----------  ----------
                                                  (In thousands)
Due within one year                         $  317,934  $  317,953
Due after one year through five years           52,674      52,256
Due after five years through ten years          21,235      20,922
Due after ten years                            142,616     143,321
                                             ----------  ----------
   Total                                    $  534,459  $  534,452
                                             ==========  ==========

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Proceeds from sales of available-for-sale securities during 2004, 2003 and 2002 were $279.1 million, $78.5 million and $720 thousand, respectively. Gross realized gains were $3.1 million, $2.0 million and $13 thousand during 2004, 2003, and 2002, respectively. The Company recorded gross realized losses amounting to $41 thousand in 2004 and $3 thousand in 2003. There were no gross realized losses arising from securities sales during 2002. During 2004, the Company recorded a $757 thousand impairment writedown on preferred stock that was held in the available-for-sale investment portfolio at a carrying value of $4.7 million.

During the years ended December 31, 2004 and 2002, respectively, the Company securitized $24.6 million and $35.1 million in loans through the Federal National Mortgage Association ("FNMA"). The resulting securities were retained in the Company's available-for-sale securities portfolio. Accordingly, no gain or loss resulted from these pass-through transactions. The Company also recorded $278 thousand in mortgage servicing assets as a result of the 2004 securitization as the Bank continues to service the underlying loans.

At December 31, 2004 and 2003, investment securities available-for-sale with a carrying value of $388.2 million and $356.2 million, respectively, were pledged to secure public deposits, FHLB advances, and for other purposes required or permitted by law.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Warrants - At December 31, 2004 and 2003, the Company had outstanding warrants to purchase the common stock of various companies. The Company received these warrants in connection with certain lending relationships, primarily with small, privately-held companies. In management's opinion, the fair value of these warrants is approximately zero.

Equity Linked Certificate of Deposits - During the third and fourth quarters of 2004, the Company offered customers a promotional equity index certificate of deposit that has an interest rate linked to the Hang Seng China Enterprises Index (the "HSCEI"). The Bank took in a total of $24.6 million in time deposits with 5 1/2 year maturities as a result of this promotion. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. the equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). The combined fair value of the embedded derivatives at December 31, 2004 amounted to $3.3 million and is included in interest-bearing deposits on the consolidated balance sheet. To manage our equity exposure on this product, we have entered into four freestanding equity swap agreements with an investment brokerage firm where we pay a LIBOR based floating rate monthly and receive any appreciation on the HSCEI at the termination of the swap. The fair value of the equity swap agreements total $(422) thousand at December 31, 2004. The notional amounts and terms of the equity swap agreements match the principal amounts and terms of the issued certificates of deposit. In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated income statements. For the year ended December 31, 2004, the net impact on the consolidated statements of income related to these swap agreements was an expense of $114 thousand.

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable:

                                                            December 31,
                                                     ----------------------
                                                        2004        2003
                                                     ----------  ----------
                                                           (In thousands)
Real estate loans:
  Residential, one to four units                    $  327,554  $  146,686
  Residential, multifamily                           1,121,107     809,311
  Commercial and industrial real estate              2,556,827   1,558,594
  Construction                                         348,501     179,544
                                                     ----------  ----------
    Total real estate loans                          4,353,989   2,694,135
                                                     ----------  ----------
Other loans:
  Business, commercial                                 594,346     431,942
  Automobile                                            10,151      13,696
  Other consumer                                       175,008     133,454
                                                     ----------  ----------
     Total other loans                                 779,505     579,092
                                                     ----------  ----------
       Total gross loans                             5,133,494   3,273,227
Unearned fees, premiums and discounts, net              (2,156)        152
Allowance for loan losses                              (50,884)    (39,246)
                                                     ----------  ----------
        Loans receivable, net                       $5,080,454  $3,234,133
                                                     ==========  ==========

Included in residential one to four units loans are loans held for sale totaling $4.3 and $3.0 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, commercial business loans included finance leases totaling $1.1 million and $2.6 million, respectively. Accrued interest on loans receivable amounted to $19.4 million and $11.6 million at December 31, 2004 and 2003, respectively.

Loans serviced for others amounted to approximately $561.8 million and $514.7 million at December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003 a director was the guarantor for one commercial loan, amounting to $222 thousand and $528 thousand, respectively. Both terms of the loan and the credit underwriting procedures for this loan are substantially the same as those for comparable transactions.

An analysis of the activity in the allowance for loan losses is as follows:

                                                                            Year Ended
                                                                            December 31,
                                                                 -------------------------------
                                                                   2004       2003       2002
                                                                 ---------  ---------  ---------
                                                                          (In thousands)

Balance, beginning of year                                      $  39,246  $  35,292  $  27,557
Allowance from acquisitions                                         1,583      2,821         --
Allowance for unfunded loan commitments and letters of credit      (1,566)    (6,129)        --
Provision for loan losses                                          16,750      8,800     10,200
Chargeoffs                                                         (5,860)    (2,777)    (3,540)
Recoveries                                                            731      1,239      1,075
                                                                 ---------  ---------  ---------
Balance, end of year                                            $  50,884  $  39,246  $  35,292
                                                                 =========  =========  =========

Generally, impaired loans include residential mortgage loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business loans and consumer loans that are designated as nonaccrual or restructured. When the value of an impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or alternatively, a specific allocation will be established.

The following is a summary of interest foregone on impaired loans for the years ended December 31:

                                                                   2004       2003       2002
                                                                 ---------  ---------  ---------
                                                                          (In thousands)
Interest income that would have been recognized had impaired
   loans performed in accordance with their original terms      $     496  $     317  $     995
Less:  Interest income  recognized on impaired loans                 (272)      (257)      (783)
                                                                 ---------  ---------  ---------
Interest foregone on impaired loans                             $     224  $      60  $     212
                                                                 =========  =========  =========

The following table provides information on impaired loans for the periods indicated:

                                                                    As of and for the Year Ended
                                                                            December 31,
                                                                 -------------------------------
                                                                   2004       2003       2002
                                                                 ---------  ---------  ---------
                                                                          (In thousands)
Recorded investment with related allowance                      $   3,009  $      --  $      --
Recorded investment with no related allowance                       2,596      5,949     12,159
Allowance on impaired loans                                        (1,060)        --         --
                                                                 ---------  ---------  ---------
  Net recorded investment in impaired loans                     $   4,545  $   5,949  $  12,159
                                                                 =========  =========  =========

Average total recorded investment in impaired loans             $   7,660  $   6,104  $  13,074

There were no commitments to lend additional funds to borrowers whose loans are included above.

Nonaccrual Loans - Nonaccrual loans totaled $4.9 million and $5.3 million at December 31, 2004 and 2003, respectively.

Loans Past Due 90 Days or More but not on Nonaccrual - At December 31, 2004 and 2003, we had loans past due 90 days or more but not on nonaccrual amounting to $681 thousand and $636 thousand, respectively. These loans represent commercial business loans that are fully guaranteed by another banking institution.

Restructured Loans - We had no restructured loans as of December 31, 2004. This compares to restructured loans amounting to $638 thousand as of December 31, 2003 representing one commercial real estate loan that was paid-off in February 2004.

Other Real Estate Owned - As of December 31, 2004, we owned one other real estate owned ("OREO") property with a carrying value of $299 thousand. We had no OREO properties at December 31, 2003.

Allowance for Unfunded Loan Commitments and Letters of Credit - The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.

Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for loan losses.

Credit Risk and Concentrations - Substantially all of the Company's real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on the collectibility of our loans and on the level of allowance for loan losses required. In addition, although most of the Company's trade finance activities are related to trade with Asian countries, all of its loans are made to companies domiciled in the United States.

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership in each limited partnership varies from 1% to 20%. Seven of the investments, with a net carrying value of $20.5 million at December 31, 2004, are accounted for using the equity method of accounting, as the Company has significant influence or has a limited partnership interest that exceeds 5%. The costs of the remaining investments owned as of December 31, 2004, with a net carrying value of $16.9 million, are being amortized using a level-yield method over the lives of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal tax credits to be utilized over a multiple-year period are $38.8 million as of December 31, 2004. The Company's usage of tax credits approximated $5.9 million, $4.9 million and $5.0 million during 2004, 2003 and 2002, respectively. Investment amortization amounted to $7.4 million, $6.7 million and $4.7 million for the years ended December 31, 2004, 2003 and 2002 respectively.

The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse notes which are collateralized by the Company's partnership interests in the real estate investment tax credits. The notes are payable upon demand and if defaulted, interest will be imposed at an annual rate equal to the lesser of 18% per annum or the higher rate permitted by applicable law. No interest is due if the notes are paid on demand. At December 31, 2004, outstanding notes payable related to the purchase of real estate tax credits amounted to $11.0 million, compared with $2.2 million at December 31, 2003. The Company has no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

9. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                           December 31,
                                                   ----------------------------
                                                       2004           2003
                                                   -------------  -------------
                                                          (In thousands)
Land                                              $       5,440  $      11,157
Office buildings                                          7,565         10,717
Leasehold improvements                                    6,511          6,037
Furniture, fixtures and equipment                        18,768         16,173
                                                   -------------  -------------
        Total cost                                       38,284         44,084
Accumulated depreciation and amortization               (18,535)       (19,127)
                                                   -------------  -------------
            Net book value                        $      19,749  $      24,957
                                                   =============  =============

10. GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 1, the Company changed its method of accounting for goodwill in 2002. The following tables set forth a reconciliation of net income and earnings per share information, before the cumulative effect of changes in accounting principle, for the years ended December 31, 2004, 2003 and 2002:

                                                                      For the Year Ended
                                                                          December 31,
                                                              ----------------------------------
                                                                 2004        2003        2002
                                                              ----------  ----------  ----------
                                                             (In thousands, except per share data)
Reported net income                                          $   78,022  $   58,992  $   49,489
  Deduct:  Recognition of negative goodwill, net of tax                          --        (788)
                                                              ----------  ----------  ----------
Adjusted net income                                          $   78,022  $   58,992  $   48,701
                                                              ==========  ==========  ==========

Basic earnings per share:
    Reported net income per share                            $     1.54  $     1.23  $     1.05
    Recognition of negative goodwill                                                      (0.02)
                                                              ----------  ----------  ----------
Adjusted net income per share                                $     1.54  $     1.23  $     1.03
                                                              ==========  ==========  ==========

Diluted earnings per share:
    Reported net income per share                            $     1.49  $     1.19  $     1.00
    Recognition of negative goodwill                                 --          --       (0.01)
                                                              ----------  ----------  ----------
Adjusted net income per share                                $     1.49  $     1.19  $     0.99
                                                              ==========  ==========  ==========

The carrying amount of remaining goodwill amounted to $43.7 million and $28.7 million at December 31, 2004 and 2003, respectively. The change in the carrying value of goodwill during the year ended December 31, 2004 represents goodwill arising from the acquisition of Trust Bank in August 2004. The Company did not recognize any impairment losses as a result of its annual impairment test of goodwill as of December 31, 2004.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The gross carrying amount of deposit premiums totaled $16.9 million and $14.5 million, respectively, and the related accumulated amortization totaled $9.2 million and $6.9 million, respectively, at December 31, 2004 and 2003. The Company amortizes premiums on acquired deposits using the straight-line method over the projected useful life of the deposits, which is estimated to be 7 years. The total amortization expense on deposit premiums was $2.2 million, $2.0 million and $1.8 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated future amortization expense of premiums on acquired deposits is as follows:

  Year Ending December 31,     (In thousands)
-----------------------------  --------------

2005                          $        2,412
2006                                   2,208
2007                                   1,224
2008                                     634
2009                                     634
Thereafter                               611
                                --------------
   Total                      $        7,723
                                ==============

11. MORTGAGE SERVICING ASSETS

In estimating the fair value of mortgage servicing assets at December 31, 2004 and 2003, the Company used a weighted-average prepayment speed of 12.9% and 10.8%, respectively, and a weighted-average discount rate of 9.1% and 8.5%, respectively. Mortgage servicing assets which are included in other assets in the accompanying consolidated balance sheets had a carrying value of $2.3 million and $1.6 million at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the fair value of servicing assets approximated carrying value and no impairment was identified as of December 31, 2004 and 2003. The Company capitalized $1.1 million and $1.7 million of servicing assets during the years ended December 31, 2004 and 2003, respectively. The related amortization expense on servicing assets amounted to $382 thousand and $108 thousand during the years ended December 31, 2004 and 2003, respectively. There were no servicing assets recorded during the year ended December 31, 2002.

Estimated future amortization of mortgage servicing assets is as follows:

  Year Ending December 31,       (In thousands)
-----------------------------    -----------

2005                            $       467
2006                                    373
2007                                    299
2008                                    239
2009                                    191
Thereafter                              764
                                --------------
   Total                        $     2,333
                                ==============

12. CUSTOMER DEPOSIT ACCOUNTS

Customer deposit account balances are summarized as follows:

                                                 December 31,
                                          ------------------------
                                             2004         2003
                                          -----------  -----------
                                               (In thousands)

Demand deposits (non-interest bearing)   $ 1,097,851  $   922,946
Checking accounts (interest bearing)         334,747      276,390
Money market accounts                        507,949      289,217
Savings deposits                             340,399      301,154
                                          -----------  -----------
      Total core deposits                  2,280,946    1,789,707
                                          -----------  -----------
Time deposits:
  Less than $100,000                         747,858      647,840
  $100,000 or greater                      1,493,713      875,120
                                          -----------  -----------
      Total time deposits                  2,241,571    1,522,960
                                          -----------  -----------
          Total deposits                 $ 4,522,517  $ 3,312,667
                                          ===========  ===========

At December 31, 2004, the scheduled maturities of time deposits are as follows:

                                                  $100,000 or   Less Than
                                                   Greater       $100,000     Total
                                                  ----------    ----------  ----------
                                                              (In thousands)
2005                                             $1,318,144    $  672,421  $1,990,565
2006                                                158,410        44,057     202,467
2007                                                 11,553        10,613      22,166
2008                                                    101           480         581
2009                                                    215           692         907
Thereafter                                            5,290        19,595      24,885
                                                  ----------    ----------  ----------
     Total                                       $1,493,713    $  747,858  $2,241,571
                                                  ==========    ==========  ==========

Accrued interest payable was $1.3 million and $573 thousand at December 31, 2004 and 2003, respectively. Interest expense on customer deposits by account type is summarized as follows:

                                                              December 31,
                                                  ----------------------------------
                                                     2004        2003        2002
                                                  ----------  ----------  ----------
                                                             (In thousands)
Checking accounts                                $    1,175  $      776  $    1,409
Money market accounts                                 4,797       1,710       2,237
Savings deposits                                        486         362         930
Time deposits:
  Less than $100,000                                 11,390      10,410      16,990
  $100,000 or greater                                20,048      16,688      22,009
                                                  ----------  ----------  ----------
     Total                                       $   37,896  $   29,946  $   43,575
                                                  ==========  ==========  ==========

13. SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased or securities sold under agreements to repurchase. Federal funds purchased generally mature within one business day while securities sold under agreements to repurchase generally mature within 90 days from the transaction date. There were no short-term borrowings at December 31, 2004, compared to $12.0 million in federal funds purchased at December 31, 2003.

The following table provides information on short-term borrowings for the periods indicated:

                                                       As of and for the Year Ended
                                                              December 31,
                                                  ----------------------------------
                                                     2004        2003        2002
                                                  ----------  ----------  ----------
                                                          (Dollars in thousands)

Federal funds purchased:
  Total federal funds purchased at end of year   $       --  $   12,000  $       --
  Average balance outstanding during the year    $    3,028  $    3,044  $    3,393
  Maximum amount outstanding at any month-end
    during the year                              $   19,500  $   12,000  $   10,000
  Weighted average interest rate during the year       1.76%      1.40%      2.02%
  Weighted average interest rate at end of year          -- %      1.00%        -- %

As a means of augmenting its liquidity, the Company has established federal funds lines with four correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2004, the Company's available borrowing capacity includes $130.0 million in federal funds line facilities and $81.1 million in reverse repurchase arrangements. This compares to $95.0 million in available federal funds line facilities and $10.9 million in available reverse repurchase arrangements at December 31, 2003. In addition to federal funds line facilities and reverse repurchase agreements, the Company also had $1.03 billion and $810.6 million in unused FHLB advances at December 31, 2004 and 2003, respectively.

14. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances and their related weighted average interest rates are summarized as follows:

                                                      December 31,
                                           ---------------------------------
                                                  2004               2003
                                           ---------------    --------------
                                                     (In thousands)
Maturing during year ending December 31,
      2004                                $      --    -- %  $261,300  1.45%
      2005                                  648,122  1.95%    20,000  1.33%
      2006                                  150,144  2.35%        --    -- %
      2007                                   61,537  2.38%        --    -- %
      2008                                       --    -- %        --    -- %
      2009                                    1,000  4.98%        --    -- %
                                           --------- -----    -------- -----
            Total                         $ 860,803  2.05%  $281,300  1.44%
                                           ========= =====    ======== =====

All outstanding FHLB advances at December 31, 2004, amounting to $860.8 million, are at fixed interest rates. Of this amount, $505.0 million represent overnight borrowings. Some advances are secured by certain real estate loans with remaining principal balances of approximately $3.55 billion and $2.17 billion at December 31, 2004 and 2003, respectively.

15. CAPITAL RESOURCES

Junior Subordinated Debt - The Company has formed five statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. In addition to the issuance of junior subordinated debt, the Trusts also issued common stock to the Company which is recorded along with the junior subordinated debt on the accompanying consolidated balance sheets.

The proceeds from these issuances represent liabilities of the Company to the Trusts and are reported in the consolidated balance sheet as junior subordinated debt. Interest payments on these securities are deductible for tax purposes. These securities are not registered with the Securities and Exchange Commission. For regulatory reporting purposes, these securities qualify for Tier I capital treatment.

The table below summarizes pertinent information as of December 31, 2004 related to junior subordinated debt issued by each Trust:

                                                                                     Interest
                                                                                      Rate at
                          Principal       Issuance           Stated        Coupon   December 31  Payment
      Trust Name           Balance          Date            Maturity        Rate       2004       Dates
----------------------  ------------- ----------------- ----------------- --------  ---------- ------------
East West Capital      $  10,750,000   March 23, 2000     March 8, 2030    10.875%     10.875%      March 8
 Trust I                                                                                        September 8

East West Capital         10,000,000    July 26, 2000     July 19, 2030    10.945%     10.945%   January 19
 Trust II                                                                                           July 19

East West Capital         10,000,000  December 17, 2003 December 17, 2033  3-month      5.351%     March 17
 Statutory Trust III                                                         LIBOR                  June 17
                                                                           + 2.85%             September 17
                                                                                                December 17

East West Capital         10,000,000    June 10, 2004     June 23, 2034    3-month      4.650%   January 23
 Trust IV                                                                    LIBOR                 April 23
                                                                           + 2.55%                  July 23
                                                                                                 October 23

East West Capital         15,000,000  November 5, 2004  November 23, 2034  3-month      4.010%  February 23
 Trust V                                                                     LIBOR                   May 23
                                                                           + 1.80%                August 23
                                                                                                November 23

Private Placement - On March 1, 2004, the Company completed a private placement of common stock with two institutional investors amounting to approximately $30 million. The transaction involved the sale of 1,217,132 shares of common stock at a purchase price of $24.65 per share. In addition, the Company granted the investors a right to purchase up to an additional 405,712 shares of common stock at $24.65 per share, or up to an additional $10.0 million. The investors exercised their purchase option on August 13, 2004. The issuance costs related to this private placement transaction totaled $1.5 million. The Company completed the registration of the common stock sold to the investors as well as the shares covered by the investors' options with the Securities and Exchange Commission under the Securities Act of 1933 during April 2004.

16. INCOME TAXES

The provision for income taxes consists of the following components:

                                                         Year Ended December 31,
                                                    -------------------------------
                                                      2004       2003       2002
                                                    ---------  ---------  ---------
                                                            (In thousands)
Current income tax expense:
  Federal                                          $  33,300  $  24,988  $  21,278
  State                                               11,999      8,918      4,356
                                                    ---------  ---------  ---------
     Total current income tax expense                 45,299     33,906     25,634
                                                    ---------  ---------  ---------
Deferred income tax benefit:
  Federal                                             (1,821)    (2,915)    (4,466)
  State                                                 (167)      (323)    (1,053)
                                                    ---------  ---------  ---------
     Total deferred income tax benefit                (1,988)    (3,238)    (5,519)
                                                    ---------  ---------  ---------
Provision for income taxes                         $  43,311  $  30,668  $  20,115
                                                    =========  =========  =========

The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                         Year Ended December 31,
                                                    -------------------------------
                                                      2004       2003       2002
                                                    ---------  ---------  ---------
Federal income tax provision at statutory rate          35.0%     35.0%     35.0%
State franchise taxes, net of federal tax effect         6.3        6.2        3.1
Tax credits                                             (4.7)      (5.3)      (7.7)
Other, net                                              (0.9)      (1.7)      (1.2)
                                                    ---------  ---------  ---------
Effective income tax rate                               35.7%     34.2%     29.2%
                                                    =========  =========  =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

                                                                    December 31,
                                              ----------------------------------------------------------
                                                          2004                          2003
                                              ----------------------------  ----------------------------
                                                                     (In thousands)
                                              Federal    State     Total    Federal    State     Total
                                              --------  --------  --------  --------  --------  --------
Deferred tax liabilities:
  Core deposit premium                       $  2,639  $    818  $  3,457  $  2,557  $    792  $  3,349
  Depreciation                                    871       330     1,201     1,477       545     2,022
  FHLB stock dividends                          2,053       636     2,689     1,568       485     2,053
  Deferred loan fees                           11,366     3,520    14,886     8,361     2,590    10,951
  Affordable housing partnership tax loss      10,355     3,207    13,562     7,228     2,239     9,467
  Purchased loan discounts                        650       201       851       465       144       609
  Unrealized gain on securities                    --        --        --       805       161       966
  Other, net                                    1,434     1,911     3,345     1,393     1,483     2,876
                                              --------  --------  --------  --------  --------  --------
     Total gross deferred tax liabilities      29,368    10,623    39,991    23,854     8,439    32,293
                                              --------  --------  --------  --------  --------  --------

Deferred tax assets:
  Bad debt deduction                          (20,503)   (6,330)  (26,833)  (15,881)   (4,919)  (20,800)
  Affordable housing partnership book loss    (10,469)   (3,242)  (13,711)   (7,979)   (2,471)  (10,450)
  Deferred compensation accrual                (6,060)   (1,901)   (7,961)   (2,706)     (838)   (3,544)
  California franchise tax                     (3,304)       --    (3,304)   (3,226)       --    (3,226)
  Unrealized loss on securities                  (734)     (262)     (996)       --        --        --
  Net operating loss carryforwards             (2,191)       --    (2,191)   (2,938)       --    (2,938)
  Other, net                                   (4,219)     (199)   (4,418)   (1,172)     (174)   (1,346)
                                              --------  --------  --------  --------  --------  --------
     Total gross deferred tax assets          (47,480)  (11,934)  (59,414)  (33,902)   (8,402)  (42,304)
                                              --------  --------  --------  --------  --------  --------
       Net deferred tax (assets) liabilities $(18,112) $ (1,311) $(19,423) $(10,048) $     37  $(10,011)
                                              ========  ========  ========  ========  ========  ========

At December 31, 2004, the Bank had federal net operating loss carryforwards of approximately $6.3 million which expire through 2020. These net operating loss carryforwards were acquired in connection with the Bank's acquisition of American International Bank ("AIB"). Federal and state tax laws related to a change in ownership, such as the acquisition of AIB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

17. COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and credit exposures.

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2004 and 2003, undisbursed loan commitments amounted to $1.02 billion and $655.8 million, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $421.8 million and $504.1 million as of December 31, 2004 and 2003, respectively.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2004 and 2003, commercial and standby letters of credit totaled $348.3 million and $387.4 million, respectively. The Bank issues standby letters of credit, or "SBLCs" and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

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

As of December 31, 2004 and 2003, the allowance for unfunded loan commitments and letters of credit amounted to $7.7 million and $6.1 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Guarantees - From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of December 31, 2004 and 2003, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $39.1 million and $53.0 million. The Company's recourse reserve related to these loans totaled $59 thousand and $79 thousand as of December 31, 2004 and 2003 and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2004 and December 31, 2003, the amount of loans sold without recourse totaled $522.8 million and $461.7 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio.

Lease Commitments - The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $4.9 million, $4.3 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental payments under noncancelable operating leases are as follows:

Year Ending December 31,                       (In thousands)
---------------------------------------------  -------------
       2005                                   $       5,047
       2006                                           5,229
       2007                                           4,517
       2008                                           3,489
       2009                                           3,010
       Thereafter                                    22,352
                                               -------------
            Total                             $      43,644
                                               =============

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2004. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Regulated Investment Company - On December 31, 2003, the California Franchise Tax Board ("FTB") announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc. (the "Fund"), a regulated investment company ("RIC") formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company's management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or "VCI" offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its recently announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

Pursuant to the VCI program, the Company filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. The Company's management continues to believe that the tax deductions are appropriate and, as such, refund claims have also been filed for the amounts paid with the amended returns. These refund claims are reflected as assets in the Company's consolidated financial statements. As a result of these actions-amending the Company's California income tax returns and subsequent related filing of refund claims-the Company retains its potential exposure for assertion of an accuracy- related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. The Company's potential exposure to all other penalties, however, has been eliminated through this course of action.

The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies.

18. STOCK COMPENSATION PLANS

Stock Options - The Company adopted the 1998 Stock Incentive Plan (the "Plan") on June 25, 1998. Pursuant to amendments under the Plan, the Company may grant stock options, restricted stock, or any form of award deemed appropriate not to exceed 7,000,000 shares of common stock over a ten- year period. The stock options awarded under the Plan are granted with a three- year or four-year vesting period and a seven-year or ten-year contractual life.

A summary of the Company's stock options as of and for the years ended December 31, 2004, 2003 and 2002 is presented below:

                                                2004                   2003                  2002
                                       ---------------------  --------------------  --------------------
                                                    Weighted              Weighted              Weighted
                                                    Average               Average               Average
                                                    Exercise              Exercise              Exercise
                                         Shares      Price      Shares     Price      Shares     Price
                                       ---------------------  --------------------  --------------------

Outstanding at beginning of year        3,940,750  $  10.64   4,604,266  $   9.87   4,018,986  $   6.59
Granted                                   170,800     27.14     148,500     17.12   1,637,300     15.39
Exercised                                (501,694)     7.56    (667,002)     7.06    (944,154)     5.36
Forfeited                                 (53,402)    15.46    (145,014)    12.78    (107,866)    10.81
                                       ---------------------  --------------------  --------------------
Outstanding at end of year              3,556,454  $  11.79   3,940,750  $  10.64   4,604,266  $   9.87
                                       =====================  ====================  ====================

Options exercisable at year-end         2,388,129             2,219,850             2,243,130
Weighted-average fair value of
   options granted during the year    $      6.55            $     4.28            $     4.19

Of the total options granted in 2002 shown in the table above, 20,000 were granted to outside directors. No options were granted to outside directors during 2003 and 2004.

The following table summarizes information about stock options outstanding at December 31, 2004:

                                     Options Outstanding               Options Exercisable
                           ----------------------------------------  ---------------------
                             Number        Weighted       Weighted     Number    Weighted
                               of          Average         Average       of       Average
                           Outstanding    Remaining       Exercise   Exercisable Exercise
Range of Exercise Prices     Options    Contractual Life    Price     Options      Price
-------------------------  -----------  --------------   ----------  ----------  ---------
     $5.00 to $9.99         1,380,282     3.8 years     $    5.44   1,380,282  $    5.44
    $10.00 to $14.99          922,746     6.7 years         12.52     504,996      12.43
    $15.00 to $19.99        1,087,326     4.7 years         16.89     501,851      16.89
    $20.00 to $24.99            2,000     5.6 years         21.06         500      21.06
    $25.00 to $29.99          149,600     6.2 years         26.57         500      26.91
    $30.00 to $34.99           11,000     6.6 years         32.18          --         --
    $35.00 to $39.99            2,500     6.7 years         35.14          --         --
    $40.00 to $44.99            1,000     6.9 years         42.97          --         --
                           -----------  --------------   ----------  ----------  ---------
     $5.00 to $44.99        3,556,454     4.9 years     $   11.79   2,388,129  $    9.33
                           ===========  ===============   =========  ==========  =========

Restricted Stock - As part of the 1998 Stock Incentive Plan, the Company granted restricted stock with a three-year vesting period and a ten-year contractual life to directors, officers and employees during 2004 and previous years. Noncash compensation costs amounted to $1.46 million, $430 thousand and $138 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. The Company was entitled to an income tax deduction in 2002 in connection with the restricted stock awards because a majority of the restrictions on the 1999 restricted stock grants lapsed as of December 31, 2002.

A summary of the Company's restricted stock as of December 31, 2004 and 2003, including changes during the years then ended, is as follows:

                                           2004                  2003
                                  --------------------  --------------------
                                             Weighted              Weighted
                                              Average               Average
                                   Shares      Price     Shares      Price
                                  ---------  ---------  ---------  ---------
Outstanding at beginning of year   165,574  $   21.64      3,000  $    6.00
Granted                            129,285      33.98    166,674      21.66
Vested                                  --         --     (3,000)      6.00
Forfeited                          (26,853)     24.60     (1,100)     23.92
                                  ---------  ---------  ---------  ---------
Outstanding at end of year         268,006  $   27.30    165,574  $   21.64
                                  =========  =========  =========  =========

Of the total restricted stocks granted in 2004 and 2003, as presented in the table above, 3,290 and 5,270 shares, respectively, were granted to outside directors.

Stock Purchase Plan - The Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. Under the terms of the Purchase Plan, employees can purchase shares of the Company's common stock at the lesser of 85% of the per-share market price at the date of grant or exercise, subject to an annual limitation of common stock valued at $25,000. As of December 31, 2004, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company's common stock. During 2004 and 2003, 93,480 shares totaling $1.9 million and 101,926 shares totaling $1.3 million, respectively, were sold to employees under the Purchase Plan.

Warrants - During 2001, in conjunction with an exclusive ten-year agreement with 99 Ranch Market, the Company issued 600,000 warrants to certain senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share (see Note 20). These warrants vest over six years. At December 31, 2004, warrants to purchase a total of 360,000 shares remain outstanding.

19. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2004, 2003 and 2002, the Company contributed $1.5 million, $1.2 million, and $967 thousand, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers' years of service and compensation. For the years ended December 31, 2004, 2003, and 2002, $1.5 million, $1.2 million, and $577 thousand, respectively, of benefits were accrued and expensed. The SERP is being funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2004, the life insurance contracts had an aggregate cash surrender value of $31.9 million. As of December 31, 2004, the vested benefit obligation under the SERP was $1.0 million. There were no vested benefit obligations at December 31, 2003.

20. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Stock Split - On May 18, 2004, the Company's Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business on June 3, 2004 received one additional share of common stock for each share of common stock held by them on that date. The additional shares were distributed by the Company's transfer agent on or about June 21, 2004. Prior to the stock split, the Company had 25,141,002 shares of common stock issued and outstanding.

In-Store Banking Agreement - During 2001, in conjunction with its exclusive ten-year agreement with 99 Ranch Market to provide in-store banking services to targeted locations throughout California, the Company issued 600,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share. These warrants vest over six years and are intended to provide direct benefit to 99 Ranch Market executives that make a significant contribution to the success of the in-store banking operations. The estimated fair value of the warrants when issued was $2.7 million.

To further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 800,000 newly issued shares of the Company's common stock totaling $7.9 million. The shares were sold for cash at a price of $9.86 per share. No underwriting discounts or commissions were paid in connection with this transaction. The shares were restricted and became available for sale commencing in two years from the transaction date of August 30, 2001. Upon the two-year anniversary, 40% of the shares became available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares when issued was $6.9 million.

The excess of the combined fair values of the issued warrants and the purchased shares over the total consideration paid by the senior executives of 99 Ranch Market for the newly issued shares is accounted for as an intangible asset and is being amortized over the life of the agreement.

Stock Repurchase Program - Since 1999, the Company's Board of Directors has authorized the repurchase of up to $42.0 million of the Company's common stock under six different Stock Repurchase Programs. The Company did not repurchase any shares during the years ended December 31, 2004 and 2003.

Quarterly Dividends - The Company declared and paid cash dividends of $0.05 per share during each of the four quarters of 2004 and 2003, totaling $10.1 million and $9.6 million, respectively. On February 1, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share for the first quarter of 2005. The total dividend amounted to $2.6 million and was paid on or about February 22, 2005 to shareholders of record on February 7, 2005.

Earnings Per Share - The calculation of earnings per share and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 is presented below:

                                        Net          Number     Per Share
                                       Income      of Shares     Amounts
                                    ------------  ------------  ----------
                                    (In thousands, except per share data)
2004
Basic EPS                          $     78,022        50,654  $     1.54
Effect of dilutive securities:
  Stock Options                              --         1,416
  Restricted Stock                           --            82
  Stock Warrants                             --           145
                                    ------------  ------------
Diluted EPS                        $     78,022        52,297  $     1.49
                                    ============  ============

2003
Basic EPS                          $     58,992        48,112  $     1.23
Effect of dilutive securities:
  Stock Options                              --         1,228
  Restricted Stock                           --            38
  Stock Warrants                             --           108
                                    ------------  ------------
Diluted EPS                        $     58,992        49,486  $     1.19
                                    ============  ============

2002
Basic EPS                          $     49,489        47,192  $     1.05
Effect of dilutive securities:
  Stock Options                              --         1,886
  Restricted Stock                           --            54
  Stock Warrants                             --           128
                                    ------------  ------------
Diluted EPS                        $     49,489        49,260  $     1.00
                                    ============  ============

21. REGULATORY REQUIREMENTS

Risk-Based Capital - In September 2004, the Bank became a member bank of the Federal Reserve System and the FRB replaced the Federal Deposit Insurance Corporation, or the "FDIC" as the Bank's primary federal regulator. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2004 and 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

The actual and required capital amounts and ratios at December 31, 2004 and 2003 are presented as follows:

                                                                                        To Be Well Capitalized
                                                                   For Capital Adequacy Under Prompt Corrective
                                                    Actual               Purposes          Action Provisions
                                            --------------------  --------------------  ----------------------
                                             Amount      Ratio     Amount      Ratio      Amount      Ratio
                                            ---------  ---------  ---------  ---------  ----------  ----------
                                                                  (Dollars in thousands)
As of December 31, 2004:

Total Capital (to Risk-Weighted Assets)
  Consolidated Company                     $ 576,232       10.9% $ 421,903        8.0%        n/a         n/a
  East West Bank                           $ 557,143       10.6% $ 421,584        8.0% $  526,980        10.0%
Tier I Capital (to Risk-Weighted Assets)
  Consolidated Company                     $ 518,405        9.8% $ 210,951        4.0%        n/a         n/a
  East West Bank                           $ 498,396        9.5% $ 210,792        4.0% $  316,188         6.0%
Tier I Capital (to Average Assets)
  Consolidated Company                     $ 518,405        9.1% $ 228,334        4.0%        n/a         n/a
  East West Bank                           $ 498,396        8.7% $ 228,362        4.0% $  285,452         5.0%

As of December 31, 2003:

Total Capital (to Risk-Weighted Assets)
  Consolidated Company                     $ 398,921       10.9% $ 293,614        8.0%        n/a         n/a
  East West Bank                           $ 379,390       10.4% $ 293,103        8.0% $  366,379        10.0%
Tier I Capital (to Risk-Weighted Assets)
  Consolidated Company                     $ 354,511        9.7% $ 146,807        4.0%        n/a         n/a
  East West Bank                           $ 334,014        9.1% $ 146,552        4.0% $  219,827         6.0%
Tier I Capital (to Average Assets)
  Consolidated Company                     $ 354,511        9.1% $ 155,298        4.0%        n/a         n/a
  East West Bank                           $ 334,014        8.6% $ 155,089        4.0% $  193,861         5.0%

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 11.5% of the Bank's Tier I capital.

Reserve Requirement - The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $7.9 million and $5.3 million at December 31, 2004 and 2003, respectively.

22. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                                   December 31,
                                               --------------------------------------------------
                                                         2004                      2003
                                               ------------------------  ------------------------
                                                Carrying                  Carrying
                                               or Contract   Estimated   or Contract   Estimated
                                                 Amount     Fair Value     Amount     Fair Value
                                               -----------  -----------  -----------  -----------
                                                                  (In thousands)
Financial Assets:
  Cash and cash equivalents                   $    93,075  $    93,075  $   141,589  $   141,589
  Interest-bearing deposit in other banks             100          100          594          594
  Investment securities available-for-sale        534,452      534,452      445,142      445,142
  Loans receivable, net                         5,080,454    5,104,234    3,234,133    3,274,055
  Investment in Federal Home Loan Bank stock       47,482       47,482       17,122       17,122
  Investment in Federal Reserve Bank stock          6,923        6,923           --           --
  Accrued interest receivable                      22,228       22,228       14,743       14,743

Financial Liabilities:
  Customer deposit accounts:
    Demand accounts                            (2,280,946)  (2,280,946)  (1,789,707)  (1,789,707)
    Time deposits                              (2,241,571)  (2,232,845)  (1,522,960)  (1,524,631)
  Short-term borrowings                                --           --      (12,000)     (12,000)
  Federal Home Loan Bank advances                (860,803)    (858,183)    (281,300)    (281,232)
  Notes payable                                   (11,018)     (11,018)      (2,192)      (2,192)
  Junior subordinated debt                        (57,476)     (65,403)     (31,702)     (37,864)
  Accrued interest payable                         (2,437)      (2,437)      (1,556)      (1,556)
  Equity swap agreements                           24,596         (422)          --           --

Off-balance sheet financial instruments:
  Commitments to extend credit                  1,021,326        5,118      655,829        3,224
  Standby letters of credit                       315,623        3,583      358,671        4,577
  Commercial letters of credit                     32,707         (123)      28,700         (108)

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents - The carrying amounts approximate fair values due to the short-term nature of these instruments.

Interest-bearing Deposits in Other Banks - The carrying amounts approximate fair values due to the short-term nature of these instruments.

Investment Securities - The fair value is based on quoted market price from securities brokers or dealers in the respective instruments.

Loans and Accrued Interest Receivable - Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed- rate mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for 15- and 30-year conventional loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based upon discounted cash flows utilizing discount rates that approximate the risk-adjusted pricing of available mortgage- backed securities having similar rates and repricing characteristics as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans. The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

Federal Home Loan Bank and Federal Reserve Bank Stock - The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

Deposits and Accrued Interest Payable - The fair values of deposits are estimated based upon the type of deposit products. Demand accounts, which include passbooks and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are based upon the contractual discounted cash flows estimated in current rate for the deposits over the remaining terms. The carrying amount of accrued interest payable approximates fair value due to its short-term nature.

Federal Home Loan Bank Advances - The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Junior Subordinated Debt - The fair values of junior subordinated debt are estimated by discounting the cash flows through maturity based on prevailing market rates at each reporting date.

Equity Swap Agreements and Embedded Equity Call Options - The fair value of equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on expectations of LIBOR rates and the change in value of the HSCEI based upon the life of the individual swap agreement.

Commitments to Extend Credit, Standby and Commercial Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparty's credit standing.

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

23. SEGMENT INFORMATION

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

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2004, 2003 and 2002:

                                                              Year Ended December 31, 2004
                                        ----------------------------------------------------------------------
                                          Retail    Commercial              Residential
                                         Banking     Lending     Treasury    Lending      Other       Total
                                        ----------  ----------  ----------  ----------  ----------  ----------
                                                                (In thousands)
Interest income                        $   79,491  $  116,115  $   16,447  $   36,945  $    3,072  $  252,070
Charge for funds used                     (34,447)    (49,205)     (1,097)    (19,292)         --    (104,041)
                                        ----------  ----------  ----------  ----------  ----------  ----------
     Interest spread on funds used         45,044      66,910      15,350      17,653       3,072     148,029
                                        ----------  ----------  ----------  ----------  ----------  ----------
Interest expense                          (29,097)     (3,397)    (20,403)         --          --     (52,897)
Credit on funds provided                   62,232       6,889      34,920          --          --     104,041
                                        ----------  ----------  ----------  ----------  ----------  ----------
     Interest spread on funds provided     33,135       3,492      14,517          --          --      51,144
                                        ----------  ----------  ----------  ----------  ----------  ----------
        Net interest income            $   78,179  $   70,402  $   29,867  $   17,653  $    3,072  $  199,173
                                        ==========  ==========  ==========  ==========  ==========  ==========
Depreciation and amortization          $    4,298  $      390  $      213  $    1,244  $    5,312  $   11,457
Segment pretax profit                      30,379      67,374       6,714      16,479         387     121,333
Segment assets                          1,653,858   2,418,352     614,709   1,096,406     245,556   6,028,880

                                                              Year Ended December 31, 2003
                                        ----------------------------------------------------------------------
                                          Retail    Commercial              Residential
                                         Banking     Lending     Treasury    Lending      Other       Total
                                        ----------  ----------  ----------  ----------  ----------  ----------
                                                                (In thousands)
Interest income                        $   48,210  $   80,260  $   18,467  $   30,265  $    1,341  $  178,543
Charge for funds used                     (17,052)    (28,402)    (10,360)    (14,242)         --     (70,056)
                                        ----------  ----------  ----------  ----------  ----------  ----------
     Interest spread on funds used         31,158      51,858       8,107      16,023       1,341     108,487
                                        ----------  ----------  ----------  ----------  ----------  ----------
Interest expense                          (25,707)     (1,078)     (8,447)         --          --     (35,232)
Credit on funds provided                   49,271       2,537      18,248          --          --      70,056
                                        ----------  ----------  ----------  ----------  ----------  ----------
     Interest spread on funds provided     23,564       1,459       9,801          --          --      34,824
                                        ----------  ----------  ----------  ----------  ----------  ----------
        Net interest income            $   54,722  $   53,317  $   17,908  $   16,023  $    1,341  $  143,311
                                        ==========  ==========  ==========  ==========  ==========  ==========
Depreciation and amortization          $    3,776  $      154  $      314  $    1,680  $    6,215  $   12,139
Segment pretax profit                       6,413      49,150       9,791      23,997         309      89,660
Segment assets                          1,065,777   1,700,988     523,089     547,442     218,137   4,055,433

                                                              Year Ended December 31, 2002
                                        ----------------------------------------------------------------------
                                          Retail    Commercial              Residential
                                         Banking     Lending     Treasury    Lending      Other       Total
                                        ----------  ----------  ----------  ----------  ----------  ----------
                                                                (In thousands)
Interest income                        $   37,401  $   74,030  $   17,214  $   37,135  $    1,508  $  167,288
Charge for funds used                     (15,391)    (32,224)    (14,208)    (20,031)         --     (81,854)
                                        ----------  ----------  ----------  ----------  ----------  ----------
     Interest spread on funds used         22,010      41,806       3,006      17,104       1,508      85,434
                                        ----------  ----------  ----------  ----------  ----------  ----------
Interest expense                          (36,710)     (1,503)    (10,766)         --          --     (48,979)
Credit on funds provided                   58,571       2,989      20,294          --          --      81,854
                                        ----------  ----------  ----------  ----------  ----------  ----------
     Interest spread on funds provided     21,861       1,486       9,528          --          --      32,875
                                        ----------  ----------  ----------  ----------  ----------  ----------
        Net interest income            $   43,871  $   43,292  $   12,534  $   17,104  $    1,508  $  118,309
                                        ==========  ==========  ==========  ==========  ==========  ==========
Depreciation and amortization          $    3,646  $      972  $    1,010  $      681  $    4,141  $   10,450
Segment pretax profit                       6,136      39,715       3,188      15,552       4,225      68,816
Segment assets                            668,721   1,227,472     736,073     474,666     214,556   3,321,489

24. PARENT COMPANY FINANCIAL STATEMENTS

The financial information of East West Bancorp, Inc. as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 were as follows:

BALANCE SHEETS
                                                                               December 31, December 31,
                                                                                  2004         2003
                                                                               ----------   ----------
                                                                                   (In thousands)
ASSETS:
Cash and cash equivalents                                                     $   17,732   $   11,142
Investment securities available-for-sale, at fair value                              920          966
Loans receivable                                                                     450          450
Investments in affordable housing partnerships                                       520          833
Investment in subsidiaries                                                       551,493      372,828
Investment in nonbank entity                                                         250          250
Goodwill                                                                             958          958
Other assets                                                                         875        7,457
                                                                               ----------   ----------
     TOTAL                                                                    $  573,198   $  394,884
                                                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES
Junior subordinated debt                                                      $   57,476   $   31,702
Other liabilities                                                                  1,413        1,199
                                                                               ----------   ----------
     Total liabilities                                                            58,889       32,901
                                                                               ----------   ----------
STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share)
  Authorized -- 100,000,000 shares
  Issued -- 57,361,807 shares and 53,691,638 shares in 2004 and 2003, respectively
  Outstanding -- 52,500,766 shares and 48,857,450 shares in 2004 and 2003,
   respectively                                                                       57           54
Additional paid in capital                                                       260,152      171,491
Retained earnings                                                                296,175      228,242
Deferred compensation                                                             (5,422)      (3,153)
Treasury stock, at cost: 4,861,041 shares in 2004 and 4,834,188 shares in 2003   (36,649)     (35,986)
Accumulated other comprehensive (loss) income, net of tax                             (4)       1,335
                                                                               ----------   ----------
     Total stockholders' equity                                                  514,309      361,983
                                                                               ----------   ----------
     TOTAL                                                                    $  573,198   $  394,884
                                                                               ==========   ==========

STATEMENTS OF INCOME

                                                                   Year Ended December 31,
                                                               -------------------------------
                                                                 2004       2003       2002
                                                               ---------  ---------  ---------
                                                                         (In thousands)
Dividends from subsidiaries                                   $  10,184  $  10,645  $   6,895
Interest income                                                     338        250        112
Other income                                                         21         31        274
                                                               ---------  ---------  ---------
     Total income                                                10,543     10,926      7,281
                                                               ---------  ---------  ---------
Interest expense                                                  3,139      2,280      2,334
Compensation and net occupancy reimbursement to subsidiary        2,290      1,990      1,338
Other expense                                                     1,255      1,090      1,487
                                                               ---------  ---------  ---------
     Total expense                                                6,684      5,360      5,159
                                                               ---------  ---------  ---------
Income before income taxes and equity in undistributed income
 of subsidiaries                                                  3,859      5,566      2,122
Income tax benefit                                                1,658      1,299      2,367
Equity in undistributed income of subsidiaries                   72,505     52,127     45,000
                                                               ---------  ---------  ---------
     Net income                                               $  78,022  $  58,992  $  49,489
                                                               =========  =========  =========

STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                               -------------------------------
                                                                 2004       2003       2002
                                                               ---------  ---------  ---------
                                                                         (In thousands)
Cash flows from operating activities:
Net income                                                    $  78,022  $  58,992  $  49,489
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in undistributed income of subsidiaries             (72,505)   (52,127)   (45,000)
     Depreciation and amortization                                  355        360        310
     Stock compensation costs                                     1,460        442        171
     Net change in other assets                                  12,115       (217)       (72)
     Net change in other liabilities                                214       (249)     3,394
                                                               ---------  ---------  ---------
          Net cash provided by operating activities              19,661      7,201      8,292
                                                               ---------  ---------  ---------

Cash flows from investing activities:
Net change in loans receivable                                       --         --         50
Purchase of investment securities                                    --     (1,000)        --
Capital contributions to subsidiaries, net                      (73,810)   (10,288)    (4,708)
Purchase of investments in affordable housing partnerships           --         --       (400)
                                                               ---------  ---------  ---------
          Net cash used in investing activities                 (73,810)   (11,288)    (5,058)
                                                               ---------  ---------  ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                           38,489         --         --
Proceeds from common stock options exercised                      3,792      4,710      5,055
Proceeds from stock warrants exercised                            1,600      1,775         50
Proceeds from employee stock purchase plan                        1,947      1,342        958
Proceeds from issuance of junior subordinated debt               25,000     10,000         --
Dividends paid on common stock                                  (10,089)    (9,623)    (6,381)
                                                               ---------  ---------  ---------
          Net cash provided by (used in) financing activities    60,739      8,204       (318)
                                                               ---------  ---------  ---------

Net increase in cash and cash equivalents                         6,590      4,117      2,916
Cash and cash equivalents, beginning of year                     11,142      7,025      4,109
                                                               ---------  ---------  ---------
Cash and cash equivalents, end of year                        $  17,732  $  11,142  $   7,025
                                                               =========  =========  =========

Supplemental Cash Flow Disclosures
Interest paid                                                 $   5,989  $   2,234  $   2,264
Income tax payments, net of refunds                              52,670     34,247       (451)
Noncash financing activities:
   Issuance of common stock pursuant to Trust Bank acquisition   32,888         --         --
   Issuance of common stock in lieu of Board of Director
     retainer fees                                                  100         82         --

25. QUARTERLY FINANCIAL INFORMATION (unaudited)

Reclassifications have been made to the 2004 and 2003 quarterly financial statements to conform to the current presentation.

                                                                    Quarters Ended
                                                     ----------------------------------------------
                                                     December 31,September 30 June 30,   March 31,
                                                     ----------  ----------  ----------  ----------
                                                          (In thousands, except per share data)
2004
Interest and dividend income                        $   76,763  $   66,815  $   56,347  $   52,145
Interest expense                                        17,512      13,980      11,343      10,062
                                                     ----------  ----------  ----------  ----------
Net interest income                                     59,251      52,835      45,004      42,083
Provision for loan losses                                5,000       5,000       3,000       3,750
                                                     ----------  ----------  ----------  ----------
Net interest income after provision for loan losses     54,251      47,835      42,004      38,333
Noninterest income                                       8,733       7,613       7,011       8,469
Noninterest expense                                     27,212      23,647      21,289      20,768
                                                     ----------  ----------  ----------  ----------
Income before provision for income taxes                35,772      31,801      27,726      26,034
Provision for income taxes                              13,123      11,402       9,697       9,089
                                                     ----------  ----------  ----------  ----------
Net income                                          $   22,649  $   20,399  $   18,029  $   16,945
                                                     ==========  ==========  ==========  ==========
Basic earnings per share                            $     0.43  $     0.40  $     0.36  $     0.35
Diluted earnings per share                          $     0.42  $     0.39  $     0.35  $     0.33

2003
Interest and dividend income                        $   48,191  $   45,427  $   43,873  $   41,052
Interest expense                                         8,381       7,966       8,892       9,993
                                                     ----------  ----------  ----------  ----------
Net interest income                                     39,810      37,461      34,981      31,059
Provision for loan losses                                2,300       2,000       2,010       2,490
                                                     ----------  ----------  ----------  ----------
Net interest income after provision for loan losses     37,510      35,461      32,971      28,569
Noninterest income                                       8,503       9,114       8,419       6,730
Noninterest expense                                     21,463      19,764      19,047      17,343
                                                     ----------  ----------  ----------  ----------
Income before provision for income taxes                24,550      24,811      22,343      17,956
Provision for income taxes                               8,143       8,669       7,658       6,198
                                                     ----------  ----------  ----------  ----------
Net income                                          $   16,407  $   16,142  $   14,685  $   11,758
                                                     ==========  ==========  ==========  ==========
Basic earnings per share                            $     0.34  $     0.33  $     0.31  $     0.25
Diluted earnings per share                          $     0.33  $     0.32  $     0.30  $     0.24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2005

EAST WEST BANCORP INC. (Registrant)

By /s/ Dominic Ng DOMINIC NG Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Dominic Ng Dominic Ng	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 10, 2005

/s/ Julia Gouw Julia Gouw	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	March 10, 2005

/s/ Peggy T. Cherng Peggy T. Cherng	Director	March 10, 2005

/s/ John Kooken John Kooken	Director	March 10, 2005

/s/ Herman Y. Li Herman Y. Li	Director	March 10, 2005

/s/ Keith W. Renken Keith W. Renken	Director	March 10, 2005

(a)(3) Exhibits

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East West Bank and East West Merger Co., Inc.*
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause%+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan^+
10.6.2	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors^+
10.6.3	Performance-Based Bonus Plan^+
10.6.4	1999 Spirit of Ownership Restricted Stock Program^+
10.6.5	2003 Directors' Restricted Stock Program^+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+
10.8	Employment Agreement with William J. Lewis%+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
10.10.2	Amendment to Employment Agreement with Donald Sang Chow%+
10.11	Supplemental Employee Retirement Plans %+
10.12	Director Compensation %+
10.13	Named Executive Officer Compensation %+
10.14	Employment Agreement with Wellington Chen%+
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

__________________________
*	Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).
#	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).
@	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 28, 2002 (File No. 000-24939).
&	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-24939).
^	Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000- 24939).
+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.