Form 10-Q
period 2005-03-31
EAST WEST BANCORP INC
filed 2005-05-04
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-24939

EAST WEST BANCORP, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	95-4703316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

415 Huntington Drive
San Marino, California    91108
(Address of Principal Executive Offices including Zip Code)

(626) 799-5700
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [X]     NO [     ]

      The number of shares of the Registrant's Common Stock outstanding as of April 30, 2005 was 52,675,344.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. For discussion of some of the factors that might cause such differences, see the Company's Form 10-K under the heading "Item 1. BUSINESS - Risk Factors That May Affect Future Results." The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                   March 31,  December 31,
DOLLARS IN THOUSANDS, EXCEPT SHARE DATA                               2005        2004
-----------------------------------------------------------------  ----------  ----------

ASSETS
  Cash and cash equivalents...................................... $  105,052  $   93,075
  Interest-bearing deposits in other banks.......................         --         100
  Investment securities available-for-sale, at fair value (with
    amortized cost of $608,633 in 2005 and $534,459 in 2004).....    604,115     534,452
  Loans receivable, net of allowance for loan losses of $53,868
    in 2005 and $50,884 in 2004..................................  5,336,061   5,080,454
  Investment in Federal Home Loan Bank stock, at cost............     47,907      47,482
  Investment in Federal Reserve Bank stock, at cost..............      6,923       6,923
  Other real estate owned, net...................................        299         299
  Investment in affordable housing partnerships..................     35,800      37,463
  Premises and equipment, net....................................     19,989      19,749
  Due from customers on acceptances..............................     14,121      13,277
  Premiums on deposits acquired, net.............................      7,120       7,723
  Goodwill.......................................................     43,802      43,702
  Cash surrender value of life insurance policies................     70,816      67,319
  Accrued interest receivable and other assets...................     67,842      57,439
  Deferred tax assets............................................     11,181      19,423
                                                                   ----------  ----------
   TOTAL......................................................... $6,371,028  $6,028,880
                                                                   ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Customer deposit accounts:
   Noninterest-bearing........................................... $1,171,685  $1,097,851
   Interest-bearing..............................................  3,570,440   3,424,666
                                                                   ----------  ----------
      Total deposits.............................................  4,742,125   4,522,517
  Short-term borrowings..........................................     31,500          --
  Federal Home Loan Bank advances................................    925,693     860,803
  Notes payable..................................................     10,680      11,018
  Bank acceptances outstanding...................................     14,121      13,277
  Accrued expenses and other liabilities.........................     55,404      49,480
  Junior subordinated debt.......................................     57,476      57,476
                                                                   ----------  ----------
      Total liabilities..........................................  5,836,999   5,514,571
                                                                   ----------  ----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Common stock  (par value of $0.001 per share)
  Authorized  -- 100,000,000 shares
  Issued -- 57,490,601 shares and 57,361,807 shares in 2005
    and 2004, respectively
  Outstanding -- 52,620,201 shares and 52,500,766 shares in
    2005 and 2004, respectively..................................         57          57
Additional paid in capital.......................................    264,422     260,152
Retained earnings................................................    317,069     296,175
Deferred compensation............................................     (8,052)     (5,422)
Treasury stock, at cost: 4,870,400 shares in 2005 and 4,861,041
  shares in 2004.................................................    (36,847)    (36,649)
Accumulated other comprehensive loss, net of tax.................     (2,620)         (4)
                                                                   ----------  ----------
     Total stockholders' equity..................................    534,029     514,309
                                                                   ----------  ----------
     TOTAL....................................................... $6,371,028  $6,028,880
                                                                   ==========  ==========

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ----------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                                      2005        2004
------------------------------------------------------------------    ----------  ----------
INTEREST AND DIVIDEND INCOME
  Loans receivable, including fees................................   $   78,896  $   47,838
  Investment securities available-for-sale........................        5,257       3,813
  Federal Home Loan Bank stock....................................          457         254
  Federal Reserve Bank stock......................................          104          --
  Short-term investments..........................................           42         240
                                                                      ----------  ----------
          Total interest and dividend income......................       84,756      52,145

INTEREST EXPENSE
  Customer deposit accounts ......................................       16,291       7,401
  Federal Home Loan Bank advances ................................        5,181       1,967
  Junior subordinated debt........................................        1,020         688
  Short-term borrowings...........................................           42           6
                                                                      ----------  ----------
          Total interest expense..................................       22,534      10,062
                                                                      ----------  ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES..............       62,222      42,083
PROVISION FOR LOAN LOSSES.........................................        4,370       3,750
                                                                      ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...............       57,852      38,333
                                                                      ----------  ----------
NONINTEREST INCOME
  Letters of credit fees and commissions..........................        2,537       2,113
  Branch fees.....................................................        1,593       1,795
  Income from life insurance policies.............................          744         779
  Ancillary loan fees.............................................          517         637
  Net gain on sales of investment securities available-for-sale...          448       1,194
  Income from secondary market activities.........................          192         851
  Other operating income..........................................          469         668
                                                                      ----------  ----------
          Total noninterest income................................        6,500       8,037

NONINTEREST EXPENSE
  Compensation and employee benefits..............................       12,854       9,168
  Occupancy and equipment expense.................................        3,258       2,404
  Amortization of investments in affordable housing partnerships..        1,681       1,855
  Deposit-related expenses........................................        1,640         968
  Amortization of premiums on deposits acquired...................          603         518
  Data processing.................................................          569         461
  Deposit insurance premiums and regulatory assessments...........          223         178
  Other operating expenses........................................        6,890       4,784
                                                                      ----------  ----------
          Total noninterest expense...............................       27,718      20,336
                                                                      ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES..........................       36,634      26,034
PROVISION FOR INCOME TAXES........................................   $   13,115       9,089
                                                                      ----------  ----------
NET INCOME........................................................       23,519      16,945
                                                                      ==========  ==========
PER SHARE INFORMATION.............................................
BASIC EARNINGS PER SHARE..........................................   $     0.45  $     0.34
DILUTED EARNINGS PER SHARE........................................   $     0.44  $     0.33
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC......................       52,245      49,138
AVERAGE NUMBER OF SHARES OUTSTANDING  - DILUTED...................       53,963      50,694

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                  Accumulated
                                                                                                    Other
                                                  Additional                                     Comprehensive                   Total
                                          Common   Paid-In     Retained    Deferred   Treasury  Income (Loss),  Comprehensive Stockholders'
IN THOUSANDS, EXCEPT SHARE DATA           Stock    Capital     Earnings  Compensation  Stock      Net of Tax       Income        Equity
---------------------------------------- -------- ---------- ------------ ---------- ---------- --------------- ------------- ------------

BALANCE, DECEMBER 31, 2003..........    $     54 $  171,491 $    228,242 $   (3,153)$  (35,986)$         1,335               $    361,983
Comprehensive income
 Net income for the period..........                              16,945                                       $      16,945       16,945
 Net unrealized gain on securities..                                                                       225           225          225
                                                                                                                -------------
Comprehensive income................                                                                           $      17,170
                                                                                                                =============
Stock compensation cost.............                                            319                                                   319
Tax benefit from option exercises...                    469                                                                           469
Issuance of 69,962 shares under
 Stock Option Plan..................                    743                                                                           743
Issuance of 1,217,132 shares under
 Private Placement..................           1     28,881                                                                        28,882
Issuance of 46,900 shares under
 Restricted Stock Plan..............                  1,239                  (1,239)                                                   --
Cancellation of 4,340 shares due to
 forfeitures of issued restricted
 stock..............................                                            110       (110)                                        --
Dividends paid on common stock......                              (2,443)                                                          (2,443)
                                         -------- ---------- ------------ ---------- ---------- ---------------               ------------
BALANCE, MARCH 31, 2004..............   $     55 $  202,823 $    242,744 $   (3,963)$  (36,096)$         1,560               $    407,123
                                         ======== ========== ============ ========== ========== ===============               ============

BALANCE, DECEMBER 31, 2004...........   $     57 $  260,152 $    296,175 $   (5,422)$  (36,649)$            (4)              $    514,309
Comprehensive income
 Net income for the period...........                             23,519                                       $      23,519       23,519
 Net unrealized loss on securities...                                                                   (2,616)       (2,616)      (2,616)
                                                                                                                -------------
Comprehensive income.................                                                                          $      20,903
                                                                                                                =============
Stock compensation cost..............                                           658                                                   658
Tax benefit from option exercises....                   401                                                                           401
Issuance of 36,143 shares under
 Stock Option Plan...................                   383                                                                           383
Issuance of 92,651 shares under
 Restricted Stock Plan...............                 3,486                  (3,486)                                                   --
Cancellation of 9,359 shares due to
 forfeitures of issued restricted
 stock...............................                                           198       (198)                                        --
Dividends paid on common stock.......                             (2,625)                                                          (2,625)
                                         -------- ---------- ------------ ---------- ---------- ---------------               ------------
BALANCE, MARCH 31, 2005..............   $     57 $  264,422 $    317,069 $   (8,052)$  (36,847)$        (2,620)              $    534,029
                                         ======== ========== ============ ========== ========== ===============               ============

Disclosure of reclassification amounts:
                                                                                                                    Three Months Ended
                                                                                                                         March 31,
                                                                                                               ---------------------------
                                                                                                                   2005           2004
                                                                                                               -------------  ------------
                                                                                                                     (In thousands)
Unrealized holding (loss) gain on securities arising during period, net of tax benefit (expense) of
 $1,706 in 2005 and $(675) in 2004.......................................................................     $      (2,356) $        933
Reclassification adjustment for gain included in net income, net of tax expense of $188 in 2005 and
 $511 in 2004............................................................................................              (260)        (708)
                                                                                                               -------------  ------------
Net unrealized (loss) gain on securities, net of tax benefit (expense) of $1,894 in 2005 and $163
  in 2004................................................................................................     $      (2,616) $        225
                                                                                                               =============  ============

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
IN THOUSANDS                                                                            2005           2004
----------------------------------------------------------------------------------- -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................$      23,519  $      16,945
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................................        2,405          2,880
    Stock compensation cost........................................................          658            319
    Deferred taxes.................................................................          544         (1,463)
    Provision for loan losses......................................................        4,370          3,750
    Net gain on sales of investment securities, loans and other assets.............         (541)        (1,978)
    Federal Home Loan Bank stock dividends.........................................         (425)          (147)
    Proceeds from sale of loans held for sale......................................       12,934         38,018
    Originations of loans held for sale............................................      (12,843)       (37,726)
    Tax benefit from stock options exercised.......................................          401            469
    Net change in accrued interest receivable and other assets.....................      (12,389)        (1,030)
    Net change in accrued expenses and other liabilities...........................       14,343          4,817
                                                                                    -------------  -------------
          Total adjustments........................................................        9,457          7,909
                                                                                    -------------  -------------
            Net cash provided by operating activities..............................       32,976         24,854
                                                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan originations............................................................     (309,630)      (371,010)
  Purchases of:
    Investment securities available-for-sale.......................................      (59,868)      (112,109)
    Federal Home Loan Bank stock...................................................           --        (13,067)
    Investments in affordable housing partnerships.................................          (18)        (1,089)
    Premises and equipment.........................................................       (1,120)        (1,021)
  Proceeds from sale of :
    Investment securities available-for-sale.......................................       17,359        113,947
    Premises and equipment.........................................................            1              1
  Proceeds from maturity of interest-bearing deposits in other banks...............          100             --
  Repayments, maturity and redemption of investment securities available-for-sale..       18,649         52,297
  Redemption of Federal Home Loan Bank stock.......................................           --            624
                                                                                    -------------  -------------
          Net cash used in investing activities....................................     (334,527)      (331,427)
                                                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.........................................................      219,608        332,527
  Net increase (decrease) in short-term borrowings.................................       31,500        (12,000)
  Proceeds from Federal Home Loan Bank advances....................................   34,397,600      5,725,000
  Repayment of Federal Home Loan Bank advances.....................................  (34,332,600)    (5,525,000)
  Repayment of notes payable on affordable housing investments.....................         (338)          (300)
  Proceeds from issuance of common stock...........................................           --         28,882
  Proceeds from common stock options exercised.....................................          383            743
  Dividends paid on common stock...................................................       (2,625)        (2,443)
                                                                                    -------------  -------------
          Net cash provided by financing activities................................      313,528        547,409
                                                                                    -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................       11,977        240,836
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................       93,075        141,589
                                                                                    -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................$     105,052  $     382,425
                                                                                    =============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.........................................................................$      22,610  $      10,177
  Income tax payments, net.........................................................        2,000          1,780
Noncash investing and financing activities:
  Loans exchanged for mortgage-backed securities...................................       50,375             --

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

  BASIS OF PRESENTATION

  Our consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company") and our wholly owned subsidiaries, East West Bank (the "Bank") and its subsidiaries and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

  The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2004.

  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

  SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. Upon adoption on January 1, 2005, there was no impact on the Company's financial position, results of operations, or cash flows. Management does not expect SOP 03-3 to have a material impact on our future financial position, results of operations, or cash flows.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). EITF No. 03-1 provides recognition and measurement guidance to determine whether an investment is other-than-temporarily impaired and requires annual disclosure on investments in unrealized loss positions. The additional annual disclosures were previously issued by the EITF and were effective for the Company beginning the year ended December 31, 2003. In September 2004, the FASB staff issued FASB Staff Position "FSP" EITF Issue 03-1, Effective Date of Paragraphs 10-20 of EITF Issue 03-1, which delays the effective date for the measurement and recognition of EITF 03-1 until further guidance is issued. The impact on future earnings, if any, of the recognition and measurement provisions of EITF 03-1 will not be known until the FASB issues its guidance.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. Additionally, the fair value of the award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first annual reporting period that begins after June 15, 2005.

The Company will adopt this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company's results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed in the following paragraph.

Stock-Based Compensation

The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Also permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company's stock over the exercise price of the options. Had compensation cost for the Company's stock- based compensation plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                     2005      2004
------------------------------------------------------------  --------  --------
Net income, as reported..................................... $ 23,519  $ 16,945

Add: Stock-based employee compensation expense included
     in reported net income, net of related tax effects.....      382       185

Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all awards
     subject to SFAS No. 123, net of related tax effects....     (668)     (500)
                                                              --------  --------
Net income, pro forma....................................... $ 23,233  $ 16,630
                                                              ========  ========
Basic earnings per share
     As reported............................................ $   0.45  $   0.34
     Pro forma.............................................. $   0.44  $   0.34

Diluted earnings per share
     As reported............................................ $   0.44  $   0.33
     Pro forma.............................................. $   0.43  $   0.33

The weighted average fair value for options granted during the three months ended March 31, 2005 and 2004 was $9.49 and $6.38, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         Three Months Ended
                                              March 31,
                                      ------------------------
                                         2005         2004
                                      -----------  -----------
Expected dividend yield..............        0.5%         0.8%
Expected volatility..................       28.1%        30.7%
Risk-free interest rate..............        3.9%         2.4%
Expected lives.......................   3.5 years    3.5 years

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The Company records the cost of the restricted shares at market value. The restricted stock grants are reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statements of changes in stockholders' equity. The restricted shares awarded become fully vested after three or five years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders' equity is being amortized as compensation expense over three or five years using the straight-line method, depending on the vesting schedule. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

3. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of March 31, 2005, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund residential mortgage, commercial real estate and commercial business loan applications in process amounted to $1.17 billion, $347.5 million, and $457.9 million, respectively.

Derivatives - In August and November 2004, we entered into equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the "HSCEI"). The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the statements of income. The combined fair value of the embedded derivatives at March 31, 2005 amounted to $3.0 million and is included in interest-bearing deposits on the consolidated balance sheet. The fair value of the equity swap agreements total $(1.1) million at March 31, 2005. The fair value of the equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on expectations of LIBOR rates and the change in value of the HSCEI based upon the life of the individual swap agreement. For the quarter ended March 31, 2005, the net impact on the consolidated statements of income related to these swap agreements was an expense of $515 thousand.

Guarantees - From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of March 31, 2005 and December 31, 2004, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $37.0 million and $39.1 million. The Company's recourse reserve related to these loans totaled $56 thousand and $59 thousand as of March 31, 2005 and December 31, 2004.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loans origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2005 and December 31, 2004, the amount of loans sold without recourse totaled $567.9 million and $522.8 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio.

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2005. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Regulated Investment Company - As previously reported, the California Franchise Tax Board ("FTB") announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc. (the "Fund"), a regulated investment company ("RIC") formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company's management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or "VCI" offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

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

4. STOCKHOLDERS' EQUITY

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

Earnings Per Share - The actual number of shares outstanding at March 31, 2005 was 52,620,201. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock, shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following tables set forth earnings per share calculations for the three months ended March 31, 2005 and 2004:

                                                     Three Months Ended March 31,
                                     ------------------------------------------------------------
                                                 2005                           2004
                                     ------------------------------  ----------------------------
                                        Net     Number    Per Share    Net     Number   Per Share
IN THOUSANDS, EXCEPT PER SHARE DATA   Income  of Shares    Amounts   Income  of Shares   Amounts
-----------------------------------  -------- ----------  ---------  ------- ----------  --------

Basic earnings per share........... $ 23,519     52,245  $    0.45  $16,945     49,138  $   0.34
Effect of dilutive securities:
  Stock options....................       --      1,415      (0.01)      --      1,350     (0.01)
  Restricted stock.................       --        168         --       --         70        --
  Stock warrants...................       --        135         --       --        136        --
                                     -------- ----------  ---------  ------- ----------  --------
Dilutive earnings per share........ $ 23,519     53,963  $    0.44  $16,945     50,694  $   0.33
                                     ======== ==========  =========  ======= ==========  ========

Quarterly Dividends - The Company's Board of Directors declared and paid quarterly common stock cash dividends of $0.05 per share payable on or about February 22, 2005 to shareholders of record on February 7, 2005. Cash dividends totaling $2.6 million were paid to the Company's shareholders during the first quarter of 2005. On April 19, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share for the second quarter of 2005. The total dividend amounted to $2.6 million and will be paid on or about May 16, 2005, to shareholders of record on May 3, 2005.

5. BUSINESS SEGMENTS

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2005 and 2004:

                                                      Three Months Ended March 31, 2005
                                      ------------------------------------------------------------------
                                        Retail    Commercial            Residential
IN THOUSANDS                           Banking     Lending    Treasury   Lending      Other      Total
------------------------------------  ----------  ----------  --------  ----------  ---------  ----------

Interest income..................... $   27,417  $   38,467  $  5,803  $   12,032  $   1,037  $   84,756
Charge for funds used...............    (14,283)    (19,337)   (5,534)     (6,732)        --     (45,886)
                                      ----------  ----------  --------  ----------  ---------  ----------
 Interest spread on funds used......     13,134      19,130       269       5,300      1,037      38,870
                                      ----------  ----------  --------  ----------  ---------  ----------
Interest expense....................    (10,773)     (1,412)  (10,349)         --         --     (22,534)
Credit on funds provided............     24,761       3,238    17,887          --         --      45,886
                                      ----------  ----------  --------  ----------  ---------  ----------
 Interest spread on funds provided..     13,988       1,826     7,538          --         --      23,352
                                      ----------  ----------  --------  ----------  ---------  ----------
   Net interest income.............. $   27,122  $   20,956  $  7,807  $    5,300  $   1,037  $   62,222
                                      ==========  ==========  ========  ==========  =========  ==========
Depreciation and amortization....... $    1,196  $      111  $   (140) $      265  $     973  $    2,405
Segment pretax profit............... $    9,613  $   17,689  $  5,188  $    4,074  $      70  $   36,634
Segment assets as of March 31, 2005. $1,605,352  $2,336,076  $673,326  $1,486,462  $ 269,812  $6,371,028

                                                      Three Months Ended March 31, 2004
                                      ------------------------------------------------------------------
                                        Retail    Commercial            Residential
IN THOUSANDS                           Banking     Lending    Treasury   Lending      Other      Total
------------------------------------  ----------  ----------  --------  ----------  ---------  ----------

Interest income..................... $   15,399  $   24,320  $  4,244  $    7,594  $     588  $   52,145
Charge for funds used...............     (5,839)     (9,545)   (1,071)     (3,719)        --     (20,174)
                                      ----------  ----------  --------  ----------  ---------  ----------
 Interest spread on funds used......      9,560      14,775     3,173       3,875        588      31,971
                                      ----------  ----------  --------  ----------  ---------  ----------
Interest expense....................     (6,167)       (476)   (3,419)         --         --     (10,062)
Credit on funds provided............     12,138         973     7,063          --         --      20,174
                                      ----------  ----------  --------  ----------  ---------  ----------
 Interest spread on funds provided..      5,971         497     3,644          --         --      10,112
                                      ----------  ----------  --------  ----------  ---------  ----------
   Net interest income.............. $   15,531  $   15,272  $  6,817  $    3,875  $     588  $   42,083
                                      ==========  ==========  ========  ==========  =========  ==========
Depreciation and amortization....... $      985  $       86  $     87  $      234  $   1,488  $    2,880
Segment pretax profit............... $    3,091  $   15,336  $  3,506  $    4,034  $      67  $   26,034
Segment assets as of March 31, 2004. $1,218,308  $1,873,744  $702,168  $  589,309  $ 239,331  $4,622,860

6. SUBSEQUENT EVENT

On April 28, 2005, the Company entered into an agreement to issue $50 million in subordinated debt in a private placement transaction. These securities were issued through the Bank and qualify as Tier II capital for regulatory reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our 2004 annual report on Form 10-K for the year ended December 31, 2004, and the accompanying interim unaudited consolidated financial statements and notes thereto. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of March 31, 2005.

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

Our significant accounting policies are described in greater detail in our 2004 Annual Report on Form 10-K in the "Critical Accounting Policies" section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements-"Significant Accounting Policies" which are essential to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview

During the first quarter of 2005, we again generated record earnings totaling $23.5 million, or $0.45 per basic share and $0.44 per diluted share, compared with $16.9 million, or $0.34 per basic share and $0.33 per diluted share, reported during the first quarter of 2004. Continued strong growth in loans, operating efficiencies and solid asset quality contributed to our earnings performance for the first quarter of 2005. The annualized return on average assets during the first quarter of 2005 was 1.52%, compared with 1.60% for the same quarter in 2004. The annualized return on average equity increased to 18.09% during the first quarter of 2005, compared to 17.98% during the same period in 2004. Based on the results of our performance in the first quarter of 2005 and expected growth for the remainder of 2005, we expect net income per diluted common share for the full year 2005 to be approximately 22% to 23% higher than in 2004. This estimate is based on a projected loan growth of 18% to 20%, deposit growth of approximately 15% to 18%, and increases in operating expenses of 19% to 22%. Our earnings projection for the full year of 2005 also assumes a stable interest rate environment and a net interest rate margin between 4.30% and 4.35%.

One of the highlights of the first quarter of 2005 was the securitization of approximately $50.4 million of multifamily loans through the Federal National Mortgage Association ("FNMA"). We undertook the securitization for capital management purposes, retaining all of the resulting securities on our balance sheet. The securitization was accounted for as a pass-through transaction which did not generate any gains or losses to operations. We also recorded approximately $559 thousand in mortgage servicing assets as a result of the securitization since the Bank continues to service the underlying loans. We plan to securitize additional multifamily loans in the foreseeable future.

Total consolidated assets at March 31, 2005 increased 6% to $6.37 billion, compared with $6.03 billion at December 31, 2004. A 5% growth in gross loans was the primary driver of this increase, rising to a record $5.39 billion at March 31, 2005. The loan portfolio continues to grow steadily, although at lower levels than the remarkable growth we experienced in 2004. As such, we estimate loan growth for the full year of 2005 to be 18% to 20% reflecting the core rate of growth in the Bank's lending markets, the attractiveness of our loan programs to our customers, and increased loan origination volume from our branch network.

Total average assets increased 46% to $6.18 billion during the first quarter of 2005, compared to $4.24 billion for the same quarter in 2004, primarily due to growth in average loans. Total average loans grew to $5.24 billion during the quarter ended March 31, 2005, an increase of 52% over the year-over-year period. Specifically, the growth stemmed from commercial real estate loans, which grew 55% or $925.7 million and multifamily real estate loans, which grew 36% or $298.8 million during the quarter ended March 31, 2005, as compared to the same period in the prior year.

Total deposits at March 31, 2005 increased 5% to $4.74 billion, compared with $4.52 billion at December 31, 2004. This growth is comprised of 7% or $167.5 million growth in total core deposits and 2% or $52.1 million growth in time deposits. Total average deposits rose 40% during the first quarter of 2005 to $4.62 billion, compared to $3.31 billion for the same quarter in 2004. Compared to the first quarter of 2004, almost all deposit categories experienced double- digit gains during the first quarter of 2005, with the most significant contributions coming from time, money market and noninterest bearing demand deposits. The growth in time deposits is due to the introduction of new products and promotions while the growth in core deposits can be attributed to the Bank's efforts to expand its commercial banking relationships as well as various programs at the retail branches targeted to small businesses and retail customers.

Net interest income increased 48% to $62.2 million during the quarter ended March, 31 2005, compared with $42.1 million during the same quarter in 2004. The substantial increase in net interest income is due to the significant loan growth experienced during 2004 partially offset by fairly robust increases in time deposits and FHLB advances. Continued increases in interest rates by the Federal Reserve during the first quarter of 2005 contributed to our increase in net interest margin to 4.29% from 4.25% during the same period in 2004. Assuming a stable interest rate environment during 2005, we anticipate the net interest margin for the full year 2005 to be in the range of 4.30% to 4.35%.

Total noninterest income decreased 19% to $6.5 million during the first quarter of 2005, compared with $8.0 million for the corresponding quarter in 2004. This decline is primarily attributable to significant decreases in net gains on sales of available-for-sale securities and income from secondary marketing activities. As a result of increases in interest rates, we have seen a marked shift in loan origination activity from fixed rate mortgages to adjustable rate mortgages. As we typically sell fixed rate mortgage loans in the secondary market and retain adjustable rate mortgage loans in our portfolio, our overall secondary market activities decreased during the first quarter of 2005, as compared to the same period in 2004. For the full year of 2005, we anticipate our core noninterest income to be comparable to that of the prior year.

Total noninterest expense increased 36% to $27.7 million during the first quarter of 2005, compared with $20.3 million for the same period in 2004. This increase was triggered in support of the substantial growth in loans and deposits that the Bank has experienced during the past year. Increases in compensation and employee benefits and occupancy expenses were the primary contributors to the rise in noninterest expense during the first quarter of 2005. In addition to organic growth which includes the opening of two new 99 Ranch in-store branches during the first quarter of 2005, the acquisition of Trust Bank during August 2004 further contributed to higher compensation and occupancy expenses during this period. Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships), divided by the aggregate of net interest income before provision for loan losses and noninterest income increased to 37% during the first quarter of 2005, compared to 36% during the same period in 2004. We believe that an efficiency ratio in the 36% to 38% range is achievable for the full year of 2005.

Total nonperforming assets amounted to $8.7 million, or 0.14% of total assets at March 31, 2005, compared with $5.9 million, or 0.10%, at December 31, 2004. The allowance for loan losses totaled $53.9 million at March 31, 2005, or 1.00% of outstanding total loans. Net loan chargeoffs totaled $765 thousand, or an annualized 0.06% of average loans, during the first quarter of 2005, compared with $840 thousand, or an annualized 0.10% of average loans, during the same quarter in 2004. We anticipate our overall asset quality to remain sound throughout the remainder of 2005. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below an annualized 0.35% of average loans in 2005.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.68%, a total risk-based capital ratio of 10.78%, and a Tier 1 leverage ratio of 8.83% at March 31, 2005.

Results of Operations

We reported first quarter 2005 net income of $23.5 million, or $0.45 per basic share and $0.44 per diluted share, compared with $16.9 million, or $0.34 per basic share and $0.33 per diluted share, reported during the first quarter of 2004. The 39% increase in net income is primarily attributable to higher net interest income, partially offset by higher operating expenses, lower noninterest-related revenues, and a higher provision for income taxes. Our annualized return on average total assets decreased to 1.52% for the quarter ended March 31, 2005, from 1.60% for the same period in 2004. The annualized return on average stockholders' equity increased to 18.09% for the first quarter of 2005, compared with 17.98% for the first quarter of 2004.

Components of Net Income

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
IN MILLIONS                                             2005      2004
------------------------------------------------      --------  --------

Net interest income..............................    $   62.2  $   42.1
Provision for loan losses........................        (4.4)     (3.8)
Noninterest income...............................         6.5       8.0
Noninterest expense..............................       (27.7)    (20.3)
Provision for income taxes.......................       (13.1)     (9.1)
                                                      --------  --------
  Net income.....................................    $   23.5  $   16.9
                                                      ========  ========

Annualized return on average total assets........        1.52%     1.60%
Annualized return on average stockholders' equity       18.09%    17.98%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest- bearing liabilities. Net interest income for the first quarter of 2005 totaled $62.2 million, a 48% increase over net interest income of $42.1 million for the same period in 2004.

Total interest and dividend income during the quarter ended March 31, 2005 increased 63% to $84.8 million, compared with $52.1 million during the same period in 2004. The increase in interest and dividend income during the first quarter of 2005 is attributable to a 48% growth in average earning assets for the quarter ended March 31, 2005. Growth in average loans was the primary driver for the growth in average earning assets for the quarter ended March 31, 2005. The net growth in average earning assets was largely funded by increases in time deposits, FHLB advances, money market accounts and noninterest-bearing demand deposits.

Total interest expense during the first quarter of 2005 increased 124% to $22.5 million, compared with $10.1 million for the same period a year ago. The increase in interest expense during the first quarter of 2005 can be attributed to a both a 53% growth in average interest-bearing liabilities, predominantly FHLB advances and time deposits and an increasing interest rate environment.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 4 basis points to 4.29% during the first quarter of 2005, from 4.25% during the first quarter of 2004. The overall yield on earning assets increased 58 basis points to 5.85% in the first quarter of 2005, from 5.27% in 2004, due to continued increases in Federal Reserve interest rates as well as loans comprising a larger percentage of average earning assets in the first quarter of 2005 relative to 2004. Our overall cost of funds for the three months ended March 31, 2005 increased by 65 basis points to 2.02%. The rise in the cost of funds is a result of increased rates paid on select deposit categories due to heightened market competition as well as increased utilization of FHLB advances.

Notwithstanding our increased utilization of FHLB advances and time deposits to fund our continued loan growth, we continue to focus on growing noninterest- bearing demand deposits as a significant funding source. Average noninterest- bearing demand deposits increased 24% to $1.05 billion during the quarter ended March 31, 2005, compared with $842.7 million during the same quarter in 2004.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2005 and 2004:

                                                                    Three Months Ended March 31,
                                                  ------------------------------------------------------------
                                                                2005                           2004
                                                  -----------------------------  -----------------------------
                                                                       Average                        Average
                                                    Average             Yield/     Average             Yield/
DOLLARS IN THOUSANDS                                Balance   Interest Rate (1)    Balance   Interest Rate (1)
---------------------------------------------     ----------- -------- --------  ----------- -------- --------

ASSETS
Interest-earning assets:
 Short-term investments......................    $     7,043  $    42     2.42% $    87,170  $   240     1.11%
 Investment securities
  available-for-sale (2)(3)(4)...............        579,986    5,257     3.68%     416,762    3,813     3.68%
 Loans receivable (2)(5).....................      5,236,534   78,896     6.11%   3,452,857   47,838     5.57%
 FHLB and FRB stock..........................         54,410      561     4.18%      25,831      254     3.95%
                                                  -----------  -------           -----------  -------
  Total interest-earning assets..............      5,877,973   84,756     5.85%   3,982,620   52,145     5.27%
                                                               ------- --------               ------- --------
Noninterest-earning assets:
 Cash and due from banks.....................        102,019                         85,346
 Allowance for loan losses...................        (52,397)                       (40,094)
 Other assets................................        252,907                        210,177
                                                  -----------                    -----------
  Total assets...............................    $ 6,180,502                    $ 4,238,049
                                                  ===========                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking accounts...........................    $   335,850      633     0.76% $   284,635      228     0.32%
 Money market accounts.......................        617,948    2,960     1.94%     302,759      619     0.82%
 Savings deposits............................        330,172      190     0.23%     304,706      102     0.13%
 Time deposits...............................      2,285,925   12,508     2.22%   1,571,103    6,452     1.65%
 Short-term borrowings.......................          5,456       42     3.12%       1,758        6     1.37%
 FHLB advances...............................        902,067    5,181     2.33%     465,201    1,967     1.70%
 Junior subordinated debt....................         57,476    1,020     7.20%      31,702      688     8.73%
                                                  -----------  -------           -----------  -------
  Total interest-bearing liabilities.........      4,534,894   22,534     2.02%   2,961,864   10,062     1.37%
                                                               ------- --------               ------- --------
Noninterest-bearing liabilities:
 Demand deposits.............................      1,045,326                        842,744
 Other liabilities...........................         80,250                         56,446
Stockholders' equity.........................        520,032                        376,995
                                                  -----------                    -----------
  Total liabilities and stockholders' equity.    $ 6,180,502                    $ 4,238,049
                                                  ===========                    ===========
Interest rate spread.........................                             3.83%                          3.90%
                                                                       ========                       ========
Net interest income and net interest margin..                 $62,222     4.29%              $42,083     4.25%
                                                               ======= ========               ======= ========

__________
 (1) Annualized.
(2) Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $31 thousand and $231 thousand for the three months ended March 31, 2005 and $(119) thousand and $218 thousand for the three months ended March 31, 2004. Also includes the amortization of deferred loan fees totaling $980 thousand and $525 thousand for the three months ended March 31, 2005 and 2004.
(3) Average balances exclude unrealized gains or losses on available-for-sale securities.
(4) The yields are not presented on a tax-equivalent basis as the effects are not material.
(5) Average balances include nonperforming loans.

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

                                                        Three Months Ended
                                                      March 31, 2005 vs 2004
                                                -----------------------------------
                                                   Total        Changes Due to
IN THOUSANDS                                      Change     Volume (1)  Rates (1)
---------------------------------------------   -----------  ----------  ----------
INTEREST-EARNINGS ASSETS:
Short-term investments.......................  $      (198) $     (333) $      135
Investment securities available-for-sale.....        1,444       1,448          (4)
Loans receivable, net........................       31,058      26,167       4,891
FHLB and FRB stock...........................          307         167         140
                                                -----------  ----------  ----------
   Total interest and dividend income........       32,611      27,449       5,162
                                                -----------  ----------  ----------
INTEREST-BEARING LIABILITIES:
Checking accounts............................  $       405  $       47  $      358
Money market accounts........................        2,341       1,014       1,327
Savings deposits.............................           88           9          79
Time deposits................................        6,056       3,451       2,605
Short-term borrowings........................           36          22          14
FHLB advances................................        3,214       2,306         908
Juior subordinated debt......................          332         470        (138)
                                                -----------  ----------  ----------
   Total interest expense....................       12,472       7,319       5,153
                                                -----------  ----------  ----------
CHANGE IN NET INTEREST INCOME................  $    20,139  $   20,130  $        9
                                                ===========  ==========  ==========

_________

(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $4.4 million for the first quarter of 2005, compared to $3.8 million for the same period in 2004. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Components of Noninterest Income

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
IN MILLIONS                                              2005       2004
----------------------------------------------------   ---------  ---------

Letters of credit fees and commissions............... $    2.54  $    2.11
Branch fees..........................................      1.59       1.80
Income from life insurance policies..................      0.74       0.78
Ancillary loan fees..................................      0.52       0.64
Net gain on investment securities available-for-sale.      0.45       1.19
Income from secondary market activities..............      0.19       0.85
Other operating income...............................      0.47       0.67
                                                       ---------  ---------
   Total............................................. $    6.50  $    8.04
                                                       =========  =========

Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, income from secondary market activities, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and other assets, and other noninterest-related revenues.

Noninterest income decreased 19% to $6.5 million during the three months ended March 31, 2005 from $8.0 million for the same quarter in 2004, primarily due to decreased net gains on sales of securities available-for-sale and lower income from secondary market activities. Net gains on sales of securities available-for-sale decreased 62% to $448 thousand for the first quarter of 2005, as compared to $1.2 million for the same period in 2004. Similarly, income from secondary market activities decreased 77% to $192 thousand in the first quarter of 2005 from $851 thousand for the same quarter in 2004. The contraction in secondary marketing income is largely influenced by the current interest rate environment which has been subject to several rate increases by the Federal Reserve since the beginning of the third quarter of 2004. The rising rate environment favors the origination of variable rate and hybrid loans that we retain in our portfolio over fixed rate loans that we typically sell into the secondary market.

Partially offsetting the overall decrease in noninterest income was an increase in letters of credit fees and commissions, which increased 20% to $2.5 million in the first quarter of 2005, compared to $2.1 million in the same quarter of 2004. Letters of credit fees and commissions represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit. This increase is directly related to a 23% increase in the volume of trade finance transactions as well as higher maintenance fees related to additional issuances of standby letters of credit during the first quarter of 2005, relative to the prior year period.

Branch fees declined 11% to $1.6 million during the first quarter of 2005, compared to $1.8 million for the same period in 2004. This decrease is a reflection of decreased analysis charges on commercial deposit accounts and waived fees on certain deposit products resulting from competitive market pressures.

Other noninterest income, which includes insurance commissions and insurance- related service fees, rental income, and other miscellaneous income, decreased 16% to $1.2 million during the first quarter of 2005, from $1.4 million recorded during the same quarter of 2004. The decrease in other operating income is primarily due to lower insurance commissions and insurance-related service fees which declined 25% to $261 thousand for the quarter ended March 31, 2005, from $349 thousand for the same period in 2004. Furthermore, the expiration of certain revenue generating operating leases also contributed to the decrease in other noninterest income during the first quarter of 2005. There was no income from operating leases during the quarter ended March 31, 2005, compared to $75 thousand during the same period in 2004. These revenues represent income from equipment leased to third parties in connection with operating leases entered into by the Company.

Noninterest Expense

Components of Noninterest Expense

                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
IN MILLIONS                                                2005       2004
------------------------------------------------------   ---------  ---------

Compensation and employee benefits..................... $   12.85  $    9.17
Occupancy and equipment expense........................      3.26       2.40
Amortization of investments in affordable housing......
  partnerships.........................................      1.68       1.86
Deposit-related expenses...............................      1.64       0.97
Amortization of premiums on deposits acquired..........      0.60       0.52
Data processing........................................      0.57       0.46
Deposit insurance premiums and regulatory assessments..      0.22       0.18
Other operating expense................................      6.90       4.78
                                                         ---------  ---------
  Total................................................ $   27.72  $   20.34
                                                         =========  =========
  Efficiency Ratio (1).................................        37%        36%

__________

(1) Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 36% to $27.7 million during the first quarter of 2005, from $20.3 million for the same quarter in 2004.

Compensation and employee benefits increased 40% to $12.9 million during the first quarter of 2005, compared to $9.2 million for the same quarter last year primarily due to the addition of relationship officers and operational personnel to enhance and support our loan and deposit growth. Increased staffing levels related to the acquisition of Trust Bank during August 2004, and the impact of annual salary adjustments for existing employees further contributed to the rise in compensation expense and employee benefits during the first quarter of 2005.

Occupancy and equipment expenses increased 36% to $3.3 million during the first quarter of 2005 compared with $2.4 million during the same period in 2004. The increase in occupancy expenses can be attributed to additional rent expense from the four branches acquired from Trust Bank in August 2004 as well as the opening of two new 99 Ranch in-store branches during the first quarter of 2005. We also entered into a new lease agreement during the third quarter of 2004 for the relocation of the Company's corporate headquarters, scheduled to be completed by November 2005. In addition to increased rent expense, occupancy and equipment expenses were also impacted by the rise in computer expenses associated with the ongoing upgrade of the Company's hardware and related desktop operating system as well as the conversion of the Bank's teller platform system during 2004.

Deposit-related expenses increased 69% to $1.6 million during the first quarter of 2005, compared to $968 thousand for the same quarter last year. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are partially recovered by the Bank through subsequent account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 44% to $6.9 million for the first quarter of 2005, from $4.8 million for the same quarter in 2004. The increase in other operating expenses is largely due to additional expenses incurred to support our overall expansion.

Our efficiency ratio increased slightly to 37% for the quarter ended March 31, 2005, compared to 36% for the corresponding period in 2004. Although the Bank has experienced significant expansion and growth, we have maintained a stable efficiency ratio due to a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 44% to $13.1 million for the first quarter of 2005, compared with $9.1 million for the same quarter in 2004. The increase in the tax provision is primarily attributable to a 41% increase in pretax earnings during the first quarter of 2005. The provision for income taxes for the first quarter of 2005 reflects the utilization of tax credits totaling $1.4 million, compared to $1.5 million utilized during the first quarter of 2004. The first quarter 2005 provision reflects an effective tax rate of 35.8%, compared with 34.9% for the corresponding period in 2004.

As previously reported, the California Franchise Tax Board announced that it is taking the position that certain tax deductions related to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc., a regulated investment company formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company's management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

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

The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Management is continuing to pursue these refund claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies.

Balance Sheet Analysis

Our total assets increased $342.1 million, or 6%, to $6.37 billion, as of March 31, 2005, relative to total assets of $6.03 billion at December 31, 2004. The increase in total assets resulted primarily from increases in net loans of $255.6 million and investment securities available-for-sale of $69.7 million. The increase in total assets was largely funded by increases in deposits of $219.6 million, FHLB advances of $64.9 million, and short-term borrowings of $31.5 million.

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 13% to $604.1 million as of March 31, 2005, compared with $534.5 million at December 31, 2004. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $18.6 million and $17.4 million, respectively, during the three months ended March 31, 2005. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $59.9 million as well as funding a portion of loan originations made during the first quarter of 2005. We recorded net gains totaling $448 thousand on sales of available-for-sale securities during the first quarter of 2005. Also during the first quarter of 2005, the Company recorded a $60 thousand impairment writedown on a note that was held in the available-for-sale investment portfolio at a carrying value of $1 million.

During the first quarter of 2005, we securitized approximately $50.4 million of multifamily loans through FNMA for capital management purposes. All of the resulting securities were retained in our available-for-sale investment portfolio. The securitization was accounted for as a pass-through transaction which did not generate any gains or losses to operations.

The increase in unrealized losses in our investment securities available-for- sale portfolio, specifically U.S Government sponsored enterprise securities and certain mortgage-back securities, is a result of market interest rate fluctuations. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities' long term investment grade status at March 31, 2005. The Company has the ability and the intention to hold these securities until their fair values recover. As such, management does not believe that there are any other securities that are other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2005 are warranted.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of March 31, 2005 and December 31, 2004:

                                                                    Gross      Gross
                                                       Amortized  Unrealized Unrealized Estimated
DOLLARS IN THOUSANDS                                     Cost       Gains     Losses   Fair Value
----------------------------------------------------   ---------  ---------  ---------  ---------
As of March 31, 2005:
 U.S. Treasury securities............................ $   2,504  $      --  $     (13) $   2,491
 U.S. Government agency securities and
   U.S. Government sponsored enterprise securities...   367,985         --     (4,668)   363,317
 Mortgage-backed securities..........................   177,136      1,306     (1,857)   176,585
 Corporate debt securities...........................    18,933         --       (724)    18,209
 U.S. Government sponsored enterprise equity
   securities........................................    42,075        725       (188)    42,612
 Residual interest in securitized loans..............        --        901         --        901
                                                       ---------  ---------  ---------  ---------
 Total investment securities available-for-sale...... $ 608,633  $   2,932  $  (7,450) $ 604,115
                                                       =========  =========  =========  =========

As of December 31, 2004:
 U.S. Treasury securities............................ $   2,507  $      --  $     (11) $   2,496
 U.S. Government agency securities and
   U.S. Government sponsored enterprise securities...   338,458        204     (2,048)   336,614
 Mortgage-backed securities..........................   132,428      1,503       (279)   133,652
 Corporate debt securities...........................    18,991         --       (703)    18,288
 U.S. Government sponsored enterprise equity
   securities........................................    42,075        512       (139)    42,448
 Residual interest in securitized loans..............        --        954         --        954
                                                       ---------  ---------  ---------  ---------
 Total investment securities available-for-sale...... $ 534,459  $   3,173  $  (3,180) $ 534,452
                                                       =========  =========  =========  =========

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential mortgage loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business loans which include trade finance products, and consumer loans. Net loans receivable increased $255.6 million, or 5% to $5.34 billion at March 31, 2005. The increase in loans during the first quarter of 2005 was funded primarily through the growth in deposits and FHLB advances, as well as through repayments and sales of investment securities available-for-sale.

The growth in loans is comprised of net increases in single family loans of $50.8 million or 16%, multifamily loans of $64.1 million or 6%, commercial real estate loans of $97.7 million or 4%, construction loans of $47.4 million or 14%, and trade finance loans of $21.8 million or 14%, offset by net decreases in both commercial loans of $20.6 million or 5% and consumer loans, including home equity lines of credit, of $3.2 million or 2%.

As mentioned previously, we securitized approximately $50.4 million of multifamily loans through FNMA during the first quarter of 2005. We recorded approximately $559 thousand in mortgage servicing assets as a result of the securitization since the Bank continues to service the underlying loans.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

                                                           March 31, 2005       December 31, 2004
                                                       ---------------------  ---------------------
DOLLARS IN THOUSANDS                                     Amount     Percent     Amount     Percent
----------------------------------------------------   ----------  ---------  ----------  ---------
Real estate loans:
  Residential, one to four units..................... $  378,387        7.0% $  327,554        6.4%
  Residential, multifamily...........................  1,185,273       22.0%  1,121,107       21.8%
  Commercial and industrial real estate..............  2,654,493       49.3%  2,556,827       49.8%
  Construction.......................................    395,889        7.3%    348,501        6.8%
                                                       ----------  ---------  ----------  ---------
     Total real estate loans.........................  4,614,042       85.6%  4,353,989       84.8%
                                                       ----------  ---------  ----------  ---------
Other loans:
  Business, commercial...............................    595,610       11.0%    594,346       11.6%
  Automobile.........................................      9,106        0.2%     10,151        0.2%
  Other consumer.....................................    172,886        3.2%    175,008        3.4%
                                                       ----------  ---------  ----------  ---------
    Total other loans................................    777,602       14.4%    779,505       15.2%
                                                       ----------  ---------  ----------  ---------
      Total gross loans..............................  5,391,644      100.0%  5,133,494      100.0%
                                                                   =========              =========
Unearned fees, premiums and discounts, net...........     (1,715)                (2,156)
Allowance for loan losses............................    (53,868)               (50,884)
                                                       ----------             ----------
     Loan receivable, net............................ $5,336,061             $5,080,454
                                                       ==========             ==========

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets, as a percentage of total assets, were 0.14% and 0.10% at March 31, 2005 and December 31, 2004, respectively. Nonaccrual loans totaled $3.8 million at March 31, 2005, compared with $4.9 million at year-end 2004. Loans totaling $3.7 million were placed on nonaccrual status during the first quarter of 2005. These additions to nonaccrual loans were offset by $188 thousand in payoffs and principal paydowns, $474 thousand in gross chargeoffs, and $4.1 million in loans brought current. Additions to nonaccrual loans during the first quarter of 2005 were comprised of $9 thousand in residential single family loans, $3.5 million in commercial real estate loans, $155 thousand in commercial business loans, and $44 thousand in consumer loans.

Loans past due 90 days or more but not on nonaccrual totaled $4.3 million at March 31, 2005. This compares to $681 thousand at December 31, 2004. The increase is comprised of one commercial real estate loan amounting to $230 thousand and two trade finance loans totaling $4.1 million that are fully guaranteed by the Export-Import Bank of the United States.

Restructured loans or loans that have had their original terms modified totaled $236 thousand at March 31, 2005, representing one commercial business loan. There were no restructured loans or loans that have had their original terms modified at December 31, 2004.

Other real estate owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at March 31, 2005 and December 31, 2004, with a carrying value of $299 thousand, representing a condominium unit that was held as partial collateral for a commercial business loan.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

                                                           March 31,  December 31,
DOLLARS IN THOUSANDS                                         2005         2004
-------------------------------------------------------   -----------  -----------

Nonaccrual loans....................................... $      3,825  $     4,924
Loans past due 90 days or more but not on nonaccrual...        4,290          681
                                                          -----------  -----------
     Total nonperforming loans.........................        8,115        5,605
Restructured loans.....................................          236           --
Other real estate owned, net...........................          299          299
                                                          -----------  -----------
     Total nonperforming assets........................ $      8,650  $     5,904
                                                          ===========  ===========

Total nonperforming assets to total assets.............         0.14%        0.10%
Allowance for loan losses to nonperforming loans.......       663.81%      907.83%
Nonperforming loans to total gross loans...............         0.15%        0.11%

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

At March 31, 2005, we classified $4.3 million of our loans as impaired, compared with $5.6 million at December 31, 2004. Specific reserves on impaired loans amounted to $1.4 million at March 31, 2005, compared with $1.1 million at December 31, 2004. Our average recorded investment in impaired loans for the three months ended March 31, 2005 and 2004 were $4.1 million and $5.9 million, respectively. During the three months ended March 31, 2005 and 2004, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $60 thousand and $81 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $12 thousand and $24 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2005, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At March 31, 2005, the allowance for loan losses amounted to $53.9 million, or 1.00% of total loans, compared with $50.9 million, or 0.99% of total loans, at December 31, 2004, and $42.3 million, or 1.16% of total loans, at March 31, 2004. The $3.0 million increase in the allowance for loan losses at March 31, 2005, from year-end 2004, is comprised of $4.4 million in additional loss provisions reduced by $765 thousand in net chargeoffs recorded during the period. Additionally, we reclassified $621 thousand from the allowance for loan losses to other liabilities during the first three months of 2005. This amount represents additional loss allowances required for unfunded loan commitments and off- balance sheet credit exposures related primarily to our trade finance lending activities. At March 31, 2005, the allowance for unfunded loan commitments and off-balance sheet credit exposures amounted to $8.3 million.

The provision for loan losses of $4.4 million for the first quarter of 2005 represents a 17% increase from the $3.8 million in loss provisions charged during the first quarter of 2004. First quarter 2005 net chargeoffs amounted to $765 thousand and represent 0.06% of average loans outstanding for the three months ended March 31, 2005. This compares to net chargeoffs of $840 thousand or 0.10% of average loans outstanding for the same period in 2004. We continue to record loss provisions to compensate for both the sustained growth of our loan portfolio and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004:

                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
DOLLARS IN THOUSANDS                                        2005          2004
-----------------------------------------------------   ------------  ------------
Allowance balance, beginning of period...............  $     50,884  $     39,246
Reclass to allowance for unfunded loan commitments
  and off-balance sheet credit exposures.............          (621)          112
Provision for loan losses............................         4,370         3,750
Charge-offs:
  Business, commercial...............................           820           945
  Automobile.........................................            44            30
  Other..............................................            --             3
                                                        ------------  ------------
    Total charge-offs................................           864           978
                                                        ------------  ------------
Recoveries:
  1-4 family residential real estate.................            20             9
  Business, commercial...............................            55            61
  Automobile.........................................            24            68
                                                        ------------  ------------
    Total recoveries.................................            99           138
                                                        ------------  ------------
        Net charge-offs..............................           765           840
                                                        ------------  ------------
Allowance balance, end of period.....................  $     53,868  $     42,268
Average loans outstanding............................  $  5,236,534  $  3,452,857
Total gross loans outstanding, end of period.........  $  5,391,644  $  3,644,765
Annualized net charge-offs to average loans..........          0.06%         0.10%
Allowance for loan losses to total gross loans at
  the end of period..................................          1.00%         1.16%

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

The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

                                               March 31, 2005      December 31, 2004
                                           --------------------  --------------------
DOLLARS IN THOUSANDS                         Amount    Percent     Amount    Percent
-----------------------------------------  ---------- ---------  ---------- ---------
1-4 family residential real estate....... $      762       7.0% $      586       6.4%
Multifamily real estate..................      3,626      22.0%      3,703      21.8%
Commercial and industrial real estate....     15,473      49.3%     15,053      49.8%
Construction.............................      8,101       7.3%      7,082       6.8%
Business, commercial.....................     17,621      11.0%     16,486      11.6%
Automobile...............................        455       0.2%        510       0.2%
Consumer and other.......................        741       3.2%        741       3.4%
Other risks..............................      7,089        --       6,723        --
                                           ---------- ---------  ---------- ---------
  Total.................................. $   53,868     100.0% $   50,884     100.0%
                                           ========== =========  ========== =========

Allocated reserves on single family loans increased $176 thousand, or 30%, to $762 thousand due primarily to a 16% increase in the volume of single family loans at March 31, 2005 in comparison to year-end 2004 levels. Moreover, criticized (i.e. rated "special mention") single family loans increased to $1.2 million at March 31, 2005, compared to only $125 thousand at December 31, 2004.

Allocated reserves on multifamily loans decreased $77 thousand, or 2%, to $3.6 million at March 31, 2005 despite a 6% increase in the volume of multifamily loans at March 31, 2005 from year-end 2004 levels. Contributing to the decrease in allocated reserves on multifamily loans is a decrease in both criticized and classified (i.e. rated "substandard" and "doubtful") loans at March 31, 2005 relative to year-end 2004. Specifically, multifamily loans rated special mention and substandard totaled $2.6 million and $787 thousand, respectively, at March 31, 2005, compared to $9.8 million and $1.1 million, respectively, at December 31, 2004.

Allocated reserves on commercial real estate loans increased $420 thousand, or 3%, to $15.5 million at March 31, 2005 due primarily to a 4% increase in the volume of loans in this loan category relative to year-end 2004. Partially offsetting this volume increase is a decrease in commercial real estate loans rated special mention to $2.5 million at March 31, 2005, compared with $7.7 million at December 31, 2004.

Allocated reserves on construction loans increased $1.0 million, or 14%, to $8.1 million at March 31, 2005 primarily due to a 14% increase in the volume of loans in this category when compared to December 31, 2004.

Allocated loss reserves on commercial business loans increased $1.1 million, or 7%, to $17.6 million at March 31, 2005 despite a less than 1% increase in the volume of loans in this category relative to year-end 2004 levels. The increase in allocated reserves on commercial business loans is primarily due to $1.1 million in additional specific allowances recorded for two loans. Furthermore, substandard commercial business loans increased to $12.5 million at March 31, 2005, compared to $10.8 million at year-end 2004. This is partially offset by a decrease in commercial business loans rated special mention to $2.2 million at March 31, 2005, compared with $3.1 million at December 31, 2004.

Allocated reserves on automobile loans decreased $55 thousand, or 11%, to $455 thousand as of March 31, 2005, primarily resulting from a 10% decrease in the volume of loans in this category at March 31, 2005 relative to December 31, 2004.

Reflecting the minimal change in the volume of consumer loans at March 31, 2005 relative to year-end 2004, allocated reserves on consumer loans totaling $741 thousand remained unchanged as of March 31, 2005 and December 31, 2004. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines.

The allowance for loan losses of $53.9 million at March 31, 2005 exceeded the allocated allowance by $7.1 million, or 13% of the total allowance. This compares to an unallocated allowance of $6.7 million, also representing 13% of the total allowance, as of December 31, 2004. The $7.1 million unallocated allowance at March 31, 2005 is comprised of two elements. The first element, which accounts for $2.3 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the state of the national economy. This condition has been exacerbated by scandals linked to various large corporations and government-sponsored enterprises, the continuing geopolitical instability in the Middle East, and the devaluation of the U.S. dollar relative to other currencies. Furthermore, the continued interest rate increases by the Federal Reserve may have an unfavorable impact on consumer cash flows and debt coverage ratios. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The second element, which accounts for approximately $4.8 million, or approximately 10% of the allocated allowance amount of $46.8 million at March 31, 2005, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. These risk factors are consistent with allocations set aside in prior periods.

Deposits

Deposits increased 5% to $4.74 billion at March 31, 2005, from $4.52 billion at December 31, 2004. The deposit growth was comprised of increases in non- interest bearing demand accounts of $73.8 million, or 7%, money market accounts of $115.5 million, or 23%, time deposit accounts of $52.1 million, or 2%, partially offset by decreases in savings accounts of $20.1 million, or 6%, and checking accounts of $1.7 million, or 1%. Core deposits, or non-time deposit accounts, amounted to $2.45 billion at March 31, 2005, representing 52% of total deposits, with time deposits representing the remaining 48%. This represents an increase from year-end 2004, wherein core deposits accounted for 50% of the total deposit balance. The growth in core deposits is a reflection of the Bank's continued focus in increasing its small and mid-sized commercial customer base.

Borrowings

We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances increased 8% to $925.7 million as of March 31, 2005, representing an increase of $64.9 million from December 31, 2004. A large portion of the outstanding FHLB advances at March 31, 2005 amounting to $610.0 million represents overnight advances. This compares to total overnight FHLB advances of $505.0 million as of December 31, 2004. We did not enter into additional term FHLB advances during the first quarter of 2005.

Short-term borrowings, representing federal funds purchased, totaled $31.5 million at March 31, 2005. We had no outstanding short-term borrowings at December 31, 2004.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There were no material changes outside the ordinary course of our business in our off-balance sheet arrangements or contractual obligations during the quarter ended March 31, 2005.

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At March 31, 2005, stockholders' equity totaled $534.0 million, a 4% increase from $514.3 million as of December 31, 2004. The increase is due primarily to: (1) net income of $23.5 million recorded during the first three months of 2005; (2) stock compensation costs amounting to $658 thousand related to our Restricted Stock Program; (3) tax benefits of $401 thousand resulting from the exercise of nonqualified stock options; and (4) net issuance of common stock totaling $383 thousand, representing 36,143 shares, from the exercise of stock options. These transactions were offset by (1) payments of first quarter 2005 cash dividends totaling $2.6 million; and (2) a decrease of $2.6 million in unrealized gains on available-for-sale securities.

Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At March 31, 2005, the Bank's Tier 1 and total capital ratios were 9.3% and 10.5%, respectively, compared to 9.5% and 10.6%, respectively, at December 31, 2004.

The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at March 31, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

                                                                      Minimum        Well
                                            East West   East West    Regulatory   Capitalized
                                             Bancorp       Bank     Requirements  Requirements
                                            ----------  ----------  ------------  ------------
Total Capital (to Risk-Weighted Assets)..      10.8%       10.5%         8.0%         10.0%
Tier 1 Capital (to Risk-Weighted Assets).       9.7%        9.3%         4.0%          6.0%
Tier 1 Capital (to Average Assets).......       8.8%        8.5%         4.0%          5.0%

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

During the first quarter of 2005, we experienced net cash inflows from operating activities of $33.0 million, compared to net cash inflows of $24.9 million for the first quarter of 2004. Net cash inflows from operating activities for the first quarter of 2005 and 2004 were primarily due to net income earned during the period.

Net cash outflows from investing activities totaled $334.5 million and $331.4 million for the first quarter of 2005 and 2004, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

We experienced net cash inflows from financing activities of $313.5 million for the first quarter of 2005, primarily due to deposit growth, net proceeds from FHLB advances, and an increase in short term borrowings. During the same period in 2004, growth in deposits, net proceeds from FHLB advances and net proceeds from the issuance of common stock related to a private placement offering largely accounted for the net cash inflows from financing activities totaling $547.4 million.

As a means of augmenting our liquidity sources, we have established federal funds lines with five correspondent banks and several master repurchase agreements with major brokerage companies. At March 31, 2005, our available borrowing capacity includes approximately $109.0 million in repurchase arrangements, $188.5 million in federal funds line facilities, and $927.4 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2005, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the three months ended March 31, 2005 and 2004, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $2.6 million and $2.4 million respectively. As of March 31, 2005, approximately $192.2 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2005 and December 31, 2004, assuming a parallel shift of 100 to 200 basis points in both directions:

                             Net Interest Income       Net Portfolio Value
                               Volatility (1)             Volatility (2)
                       ------------------------- -------------------------
Change in Interest      March 31,   December 31,  March 31,   December 31,
Rates (Basis Points)       2005         2004         2005         2004
---------------------- ------------ ------------ ------------ ------------
         +200                 3.7%        7.0%      (10.9)%       (7.8)%
         +100                 2.3%        3.9%       (5.0)%       (3.2)%
         -100                (3.0)%       (4.0)%        3.3%        2.1%
         -200                (6.5)%       (8.2)%        4.9%        2.0%

_______

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2005. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

                                      Expected Maturity or Repricing Date by Year                       Fair Value
                            ----------------------------------------------------------------                at
                                                                                    After                March 31,
DOLLARS IN THOUSANDS          Year 1    Year 2     Year 3    Year 4      Year 5     Year 5     Total       2005
--------------------------- ---------- ---------  --------- ---------  ---------- ---------- ---------- -----------
At March 31, 2005:
Assets:
Investment securities
 available-for-sale
 (fixed rate)............. $   68,482 $ 224,967  $  56,967 $      --  $        1 $   30,081 $  380,498 $   376,076
 Weighted average rate....      2.07%    2.99%     3.41%      -- %      9.00%     5.21%     3.06%
Investment securities
 available-for-sale
 (variable rate).......... $  228,016 $     119  $      -- $      --  $       -- $       -- $  228,135 $   228,039
 Weighted average rate....      3.99%    6.69%       -- %      -- %        -- %       -- %     3.99%
Total gross loans......... $3,669,090 $ 839,415  $ 244,547 $ 139,864  $  162,934 $  335,794 $5,391,644 $ 5,402,688
 Weighted average rate....      5.99%    6.03%     5.73%    5.96%      5.74%     6.45%     6.01%
Liabilities:
Checking accounts......... $  333,000 $      --  $      -- $      --  $       -- $       -- $  333,000 $   333,000
 Weighted average rate....      0.77%      -- %       -- %      -- %        -- %       -- %     0.77%
Money market accounts..... $  623,491 $      --  $      -- $      --  $       -- $       -- $  623,491 $   623,491
 Weighted average rate....      1.97%      -- %       -- %      -- %        -- %       -- %     1.97%
Savings deposits.......... $  320,275 $      --  $      -- $      --  $       -- $       -- $  320,275 $   320,275
 Weighted average rate....      0.13%      -- %       -- %      -- %        -- %       -- %     0.13%
Time deposits............. $2,105,506 $ 170,086  $  15,874 $     732  $    1,104 $      372 $2,293,674 $ 2,281,505
 Weighted average rate....      2.34%    2.44%     1.73%    2.88%      2.79%     0.35%     2.34%
Federal Home Loan Bank
 advances................. $  610,443 $ 166,750  $ 146,000 $   1,500  $    1,000 $       -- $  925,693 $   922,337
 Weighted average rate....      2.94%    1.90%     2.41%    3.75%      4.98%       -- %     2.67%
Junior subordinated debt.. $      --  $      --  $      -- $      --  $       -- $   21,392 $   21,392 $    30,214
 Weighted average rate
 (fixed rate).............        -- %      -- %       -- %      -- %        -- %    10.91%    10.91%
Junior subordinated debt.. $   36,084 $      --  $      -- $      --  $       -- $       -- $   36,084 $    41,099
 Weighted average rate
 (variable rate)..........      5.17%      -- %       -- %      -- %        -- %       -- %     5.17%

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

In August and November 2004, we entered into equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the "HSCEI"). The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the statements of income. The combined fair value of the embedded derivatives at March 31, 2005 amounted to $3.0 million and is included in interest-bearing deposits on the consolidated balance sheet. The fair value of the equity swap agreements total $(1.1) million at March 31, 2005. The fair value of the equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on expectations of LIBOR rates and the change in value of the HSCEI based upon the life of the individual swap agreement. For the quarter ended March 31, 2005, the net impact on the consolidated statements of income related to these swap agreements was an expense of $515 thousand.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Asset Liability and Market Risk Management."

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company's securities during the first quarter of 2005 are as follows:

                                                  Total Number    Approximate
                                                   of Shares     Dollar Value
                                                  Purchased as     of Shares
                                                    Part of      That May Yet
                     Total Number     Average       Publicly     Be Purchased
                       of Shares     Price Paid    Announced       Under the
    Month Ended      Purchased (1)   per Share      Programs       Programs
-------------------- -------------  ------------ --------------  -------------
January 31, 2005               --  $         --             --             (2)
February 28, 2005              --  $         --             --             (2)
March 31, 2005                 --  $         --             --             (2)
                     -------------  ------------ --------------  -------------
Total                          --  $         --             --  $   7,000,000
                     =============  ============ ==============  =============

__________
(1) Excludes repurchased shares due to forfeitures of restricted stock awards pursuant to the Company's 1998 Stock Incentive Plan.
(2) On November 27, 2001, the Company's Board of Directors announced its sixth repurchase program authorizing the repurchase of up to $7.0 million of its common stock. This repurchase program has no expiration date and, to date, no shares have been purchased under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

No events have transpired which would make response to this item appropriate.

ITEM 6. EXHIBITS

(i) Exhibit 10 Subordinated Note Purchase Agreement between Wisconsin Capital Corporation and East West Bank and Subordinated Note

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

Dated: May 3, 2005

EAST WEST BANCORP, INC.
By: /s/ Julia Gouw JULIA GOUW Executive Vice President and Chief Financial Officer