Form 10-Q
period 2005-06-30
EAST WEST BANCORP INC
filed 2005-08-04
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 52,721,910 shares of common stock as of July 31, 2005.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. For discussion of some of the factors that might cause such differences, see the Company’s Form 10-K under the heading “Item 1. BUSINESS - Risk Factors That May Affect Future Results.” The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$117,278	$93,075
Interest-bearing deposits in other banks	-	100
Investment securities available-for-sale, at fair value (with amortized cost of
$676,285 in 2005 and $534,459 in 2004)	674,543	534,452
Loans receivable, net of allowance for loan losses of $55,723 in 2005 and $50,884 in 2004	5,553,165	5,080,454
Investment in Federal Home Loan Bank stock, at cost	61,844	47,482
Investment in Federal Reserve Bank stock, at cost	7,973	6,923
Other real estate owned, net	299	299
Investment in affordable housing partnerships	34,084	37,463
Premises and equipment, net	19,792	19,749
Due from customers on acceptances	16,836	13,277
Premiums on deposits acquired, net	6,517	7,723
Goodwill	43,802	43,702
Cash surrender value of life insurance policies	71,825	67,319
Accrued interest receivable and other assets	82,226	57,439
Deferred tax assets	11,400	19,423
TOTAL	$6,701,584	$6,028,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,300,809	$1,097,851
Interest-bearing	3,783,550	3,424,666
Total deposits	5,084,359	4,522,517
Short-term borrowings	13,000	-
Federal Home Loan Bank advances	853,584	860,803
Notes payable	9,433	11,018
Bank acceptances outstanding	16,836	13,277
Accrued expenses and other liabilities	55,480	49,480
Long-term debt	107,476	57,476
Total liabilities	6,140,168	5,514,571
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share)
Authorized -- 200,000,000 shares
Issued -- 57,577,261 shares and 57,361,807 shares in 2005 and 2004, respectively
Outstanding -- 52,696,365 shares and 52,500,766 shares in 2005 and 2004, respectively	58	57
Additional paid in capital	266,685	260,152
Retained earnings	339,898	296,175
Deferred compensation	(6,933)	(5,422)
Treasury stock, at cost: 4,880,896 shares in 2005 and 4,861,041 shares in 2004	(37,282)	(36,649)
Accumulated other comprehensive loss, net of tax	(1,010)	(4)
Total stockholders’ equity	561,416	514,309
TOTAL	$6,701,584	$6,028,880

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$87,334	$52,402	$166,230	$100,240
Investment securities available-for-sale	5,582	3,415	10,839	7,228
Federal Home Loan Bank stock	680	248	1,137	502
Federal Reserve Bank stock	116	-	220	-
Short-term investments	57	282	99	522
Total interest and dividend income	93,769	56,347	178,525	108,492
INTEREST EXPENSE
Customer deposit accounts	19,394	8,364	35,685	15,765
Federal Home Loan Bank advances	7,890	2,260	13,071	4,227
Long-term debt	1,465	712	2,485	1,400
Short-term borrowings	60	7	102	13
Total interest expense	28,809	11,343	51,343	21,405
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	64,960	45,004	127,182	87,087
PROVISION FOR LOAN LOSSES	4,500	3,000	8,870	6,750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	60,460	42,004	118,312	80,337
NONINTEREST INCOME
Letters of credit fees and commissions	1,967	2,076	4,504	4,189
Branch fees	1,692	1,839	3,285	3,634
Net gain (loss) on investment securities available-for-sale	1,285	(391)	1,733	803
Income from secondary market activities	992	200	1,184	1,051
Income from life insurance policies	819	795	1,563	1,574
Ancillary loan fees	612	757	1,129	1,393
Other operating income	597	978	1,066	1,647
Total noninterest income	7,964	6,254	14,464	14,291
NONINTEREST EXPENSE
Compensation and employee benefits	12,485	9,139	25,339	18,307
Occupancy and equipment expense	3,432	2,531	6,690	4,935
Deposit-related expenses	2,122	1,168	3,762	2,136
Amortization of investments in affordable housing partnerships	1,709	1,920	3,390	3,775
Data processing	654	507	1,223	968
Amortization of premiums on deposits acquired	603	519	1,206	1,037
Deposit insurance premiums and regulatory assessments	228	183	451	361
Other operating expenses	7,168	4,565	14,058	9,349
Total noninterest expense	28,401	20,532	56,119	40,868
INCOME BEFORE PROVISION FOR INCOME TAXES	40,023	27,726	76,657	53,760
PROVISION FOR INCOME TAXES	14,560	9,697	27,675	18,786
NET INCOME	$25,463	$18,029	$48,982	$34,974
PER SHARE INFORMATION
BASIC EARNINGS PER SHARE	$0.49	$0.36	$0.94	$0.71
DILUTED EARNINGS PER SHARE	$0.47	$0.35	$0.91	$0.68
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	52,338	50,063	52,291	49,600
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	53,878	51,675	53,921	51,184

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, DECEMBER 31, 2003	$54	$171,491	$228,242	$(3,153)	$(35,986)	$1,335		$361,983
Comprehensive income
Net income for the period			34,974				$34,974	34,974
Net unrealized loss on securities						(2,104)	(2,104)	(2,104)
Comprehensive income							$32,870
Stock compensation cost				658				658
Tax benefit from option exercise		1,059						1,059
Issuance of 145,772 shares under
Stock Option Plan		1,568						1,568
Issuance of 49,310 shares under
Employee Stock Purchase Plan		896						896
Issuance of 1,217,132 shares under
Private Placement	1	28,839						28,840
Issuance of 54,868 shares under
Restricted Stock Plan		1,463		(1,463)
Cancellation of 16,410 shares due to
forfeitures of issued restricted stock				367	(367)
Dividends paid on common stock			(4,955)					(4,955)
BALANCE, JUNE 30, 2004	$55	$205,316	$258,261	$(3,591)	$(36,353)	$(769)		$422,919

BALANCE, DECEMBER 31, 2004	$57	$260,152	$296,175	$(5,422)	$(36,649)	$(4)		$514,309
Comprehensive income
Net income for the period			48,982				$48,982	48,982
Net unrealized loss on securities						(1,006)	(1,006)	(1,006)
Comprehensive income							$47,976
Stock compensation cost				1,371				1,371
Tax benefit from option exercise		671						670
Issuance of 67,133 shares under
Stock Option Plan		783						783
Issuance of 54,818 shares under
Employee Stock Purchase Plan		1,565						1,565
Issuance of 93,503 shares under
Restricted Stock Plan	1	3,514		(3,515)				-
Cancellation of 19,855 shares due to
forfeitures of issued restricted stock				633	(633)			-
Dividends paid on common stock			(5,259)					(5,259)
BALANCE, JUNE 30, 2005	$58	$266,685	$339,898	$(6,933)	$(37,282)	$(1,010)		$561,416
							Six Months Ended June 30,
Disclosure of reclassification amounts:							2005	2004
Unrealized holding loss on securities arising during period, net of tax benefit of $0 in 2005 and $1,172 in 2004							$(1)	$(1,619)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $728 in 2005 and $351 in 2004							(1,005)	(485)
Net unrealized loss on securities, net of tax benefit of $728 in 2005 and $1,524 in 2004							$(1,006)	$(2,104)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,982	$34,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,804	5,939
Stock compensation cost	1,371	658
Deferred tax benefit	(969)	(4,366)
Provision for loan losses	8,870	6,750
Net gain on sales of investment securities, loans and other assets	(2,831)	(1,933)
Federal Home Loan Bank stock dividends	(922)	(402)
Proceeds from sale of loans held for sale	77,531	58,497
Originations of loans held for sale	(76,590)	(57,857)
Tax benefit from stock options exercised	671	1,059
Net change in accrued interest receivable and other assets	(19,999)	(1,503)
Net change in accrued expenses and other liabilities	7,523	(17,607)
Total adjustments	(541)	(10,765)
Net cash provided by operating activities	48,441	24,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(595,535)	(801,309)
Purchases of:
Investment securities available-for-sale	(128,638)	(276,704)
Federal Home Loan Bank stock	(13,440)	(16,468)
Federal Reserve Bank stock	(1,050)	-
Loans	(1,988)	-
Investments in affordable housing partnerships	(12)	(1,083)
Premises and equipment	(1,836)	(2,286)
Proceeds from sale of :
Investment securities available-for-sale	63,489	152,496
Premises and equipment	1	4
Maturity of certificate of deposit	100	-
Repayments, maturity and redemption of investment securities available-for-sale	41,396	113,172
Redemption of Federal Home Loan Bank stock	-	4,321
Net cash used in investing activities	(637,513)	(827,857)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	561,842	509,742
Net increase (decrease) in short-term borrowings	13,000	(12,000)
Net (decrease) increase in Federal Home Loan Bank advances	(7,000)	290,000
Repayment of notes payable on affordable housing investments	(1,585)	(600)
Proceeds from common stock options exercised	783	1,568
Proceeds from issuance of common stock	1,565	29,736
Proceeds from issuance of long-term debt	50,000	10,310
Payment of debt issue cost	(71)	-
Dividends paid on common stock	(5,259)	(4,955)
Net cash provided by financing activities	613,275	823,801
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,203	20,153
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,075	141,589
CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,278	$161,742
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$49,146	$21,069
Income tax payments, net of refunds	29,987	35,242
Noncash investing and financing activities:
Loans exchanged for investment securities available-for-sale	117,305	-

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

1. BASIS OF PRESENTATION

    Our consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and our wholly owned subsidiaries, East West Bank (the “Bank”) and its subsidiaries and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.

    The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2004.

    Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

    Recent Accounting Standards - In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. Upon adoption on January 1, 2005, there was no impact on the Company’s financial position, results of operations, or cash flows. Management does not expect SOP 03-3 to have a material impact on our future financial position, results of operations, or cash flows.

    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first annual reporting period that begins after June 15, 2005.

    The Company will adopt this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company’s results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as subsequently disclosed in this footnote.

    In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

    In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

    Stock-Based Compensation - The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123, encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)

Net income, as reported	$25,463	$18,029	$48,982	$34,974

Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	414	197	795	382

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards
subject to SFAS No. 123, net of related tax effects	(1,046)	(477)	(1,713)	(977)
Net income, pro forma	$24,831	$17,749	$48,064	$34,379
Basic earnings per share
As reported	$0.49	$0.36	$0.94	$0.71
Pro forma	$0.47	$0.35	$0.92	$0.69

Diluted earnings per share
As reported	$0.47	$0.35	$0.91	$0.68
Pro forma	$0.46	$0.34	$0.89	$0.67

The weighted average fair value for options granted during the six months ended June 30, 2005 and 2004 was $9.43 and $6.41, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected dividend yield	0.6%	0.7%	0.5%	0.8%
Expected volatility	28.1%	30.1%	28.1%	30.6%
Risk-free interest rate	3.8%	2.3%	3.9%	2.4%
Expected lives	3.5 years	3.5 years	3.5 years	3.5 years

    In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The Company records the cost of the restricted shares at market value. The restricted stock grants are reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statements of changes in stockholders’ equity. The restricted shares awarded become fully vested after three or five years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders’ equity is being amortized as compensation expense over three or five years using the straight-line method, depending on the vesting schedule. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

3. ACQUISITION OF UNITED NATIONAL BANK

    On June 29, 2005, the Company entered into a definitive agreement to acquire United National Bank (“UNB”), a commercial bank headquartered in San Marino, California. The purchase price will be equal to 2.3 times UNB’s closing book value, subject to certain adjustments. The purchase price, if calculated based on the June 30, 2005 book value, would be approximately $173.6 million. Sixty or seventy percent of the purchase price will be paid in stock, with the remainder in cash, at the election of UNB’s sole shareholder. UNB provides community banking services through eleven branches, with eight located in Southern California, two in Northern California and one in Houston, Texas. At June 30, 2005, UNB had total assets of $950.7 million, total loans of $659.3 million and total deposits of $868.3 million. The acquisition is expected to close in the third or fourth quarter of 2005, pending regulatory approval.

4. SUBORDINATED DEBT ISSUANCE

On April 28, 2005, the Company issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on April 29, 2015 and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At June 30, 2005, the per annum interest rate on the subordinated debt was 4.35%. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated statement of financial condition.

5. COMMITMENTS, GUARANTEES AND CONTINGENCIES

    Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of June 30, 2005, undisbursed loan commitments, commercial and standby letters of credit, and commitments to fund residential mortgage, commercial real estate and commercial business loan applications in process amounted to $1.25 billion, $354.2 million, and $368.7 million, respectively.

Guarantees - Furthermore, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of June 30, 2005 and December 31, 2004, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $35.1 million and $39.1 million, respectively. The Company’s recourse reserve related to these loans totaled $53 thousand and $59 thousand as of June 30, 2005 and December 31, 2004.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.
As of June 30, 2005, the Company has neither repurchased any loans nor indemnified any investors for losses sustained.  As of June 30, 2005 and December 31, 2004, the amount of loans sold without recourse totaled $685.5 million and $522.8 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2005. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Regulated Investment Company - As previously reported, the California Franchise Tax Board (“FTB”) announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc. (the “Fund”), a regulated investment company (“RIC”) formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or “VCI” offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

6. STOCKHOLDERS’ EQUITY

    Authorized Shares - On May 25, 2005, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The additional authorized shares provide the Company greater flexibility for stock splits and stock dividends, issuances under employee benefit plans, financings, corporate mergers and acquisitions, and other general corporate purposes.

Earnings Per Share - The actual number of shares outstanding at June 30, 2005 was 52,696,365. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock, shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following tables set forth earnings per share calculations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005			2004
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic earnings per share	$25,463	52,338	$0.49	$18,029	50,063	$0.36
Effect of dilutive securities:
Stock options	-	1,311	(0.02)	-	1,406	(0.01)
Restricted stock	-	104	-	-	56	-
Stock warrants	-	125	-	-	150	-
Dilutive earnings per share	$25,463	53,878	$0.47	$18,029	51,675	$0.35

	Six Months Ended June 30,
	2005			2004
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic earnings per share	$48,982	52,291	$0.94	34,974	49,600	$0.71
Effect of dilutive securities:
Stock options	-	1,364	(0.03)	-	1,378	(0.03)
Restricted stock	-	136	-	-	63	-
Stock warrants	-	130	-	-	143	-
Dilutive earnings per share	$48,982	53,921	$0.91	34,974	51,184	$0.68

Quarterly Dividends - The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.05 per share payable on or about May 16, 2005 to shareholders of record on May 3, 2005. Cash dividends totaling $2.6 million were paid to the Company’s shareholders during the second quarter of 2005.

7. BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company’s remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in “Other.” Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans (including commercial real estate loans) and deposits through the efforts of commercial lending officers located in the Bank’s northern and southern California production offices. The treasury department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank’s portfolio of single family and multifamily residential loans.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$29,929	$43,629	$6,437	$12,856	$918	$93,769
Charge for funds used	(16,674)	(23,774)	(2,533)	(7,830)	-	(50,811)
Interest spread on funds used	13,255	19,855	3,904	5,026	918	42,958
Interest expense	(12,625)	(1,728)	(14,456)	-	-	(28,809)
Credit on funds provided	29,618	4,087	17,106	-	-	50,811
Interest spread on funds provided	16,993	2,359	2,650	-	-	22,002
Net interest income	$30,248	$22,214	$6,554	$5,026	$918	$64,960
Depreciation and amortization	$1,206	$114	$(186)	$216	$1,049	$2,399
Segment pretax profit	$16,346	$18,464	$157	$5,005	$51	$40,023
Segment assets as of June 30, 2005	$1,534,725	$2,276,753	$749,391	$1,838,356	$302,359	$6,701,584

	Three Months Ended June 30, 2004
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$17,756	$25,927	$3,890	$8,089	$685	$56,347
Charge for funds used	(6,980)	(10,034)	(1,240)	(3,968)	-	(22,222)
Interest spread on funds used	10,776	15,893	2,650	4,121	685	34,125
Interest expense	(6,646)	(753)	(3,944)	-	-	(11,343)
Credit on funds provided	13,063	1,293	7,866	-	-	22,222
Interest spread on funds provided	6,417	540	3,922	-	-	10,879
Net interest income	$17,193	$16,433	$6,572	$4,121	$685	$45,004
Depreciation and amortization	$992	$92	$95	$379	$1,501	$3,059
Segment pretax profit	$5,945	$16,548	$1,548	$3,566	$119	$27,726
Segment assets as of June 30, 2004	$1,390,916	$2,024,070	$548,729	$692,347	$252,517	$4,908,579

	Six Months Ended June 30, 2005
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$57,345	$82,097	$12,240	$24,887	$1,956	$178,525
Charge for funds used	(30,956)	(43,111)	(8,067)	(14,562)	-	(96,696)
Interest spread on funds used	26,389	38,986	4,173	10,325	1,956	81,829
Interest expense	(23,399)	(3,140)	(24,804)	-	-	(51,343)
Credit on funds provided	54,380	7,324	34,992	-	-	96,696
Interest spread on funds provided	30,981	4,184	10,188	-	-	45,353
Net interest income	$57,370	$43,170	$14,361	$10,325	$1,956	$127,182
Depreciation and amortization	$2,402	$225	$(326)	$481	$2,022	$4,804
Segment pretax profit	$25,959	$36,152	$5,345	$9,079	$122	$76,657
Segment assets as of June 30, 2005	$1,534,725	$2,276,752	$749,391	$1,838,356	$302,360	$6,701,584

	Six Months Ended June 30, 2004
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$33,155	$50,247	$8,134	$15,683	$1,273	$108,492
Charge for funds used	(12,818)	(19,580)	(2,311)	(7,687)	-	(42,396)
Interest spread on funds used	20,337	30,667	5,823	7,996	1,273	66,096
Interest expense	(12,813)	(1,229)	(7,363)	-	-	(21,405)
Credit on funds provided	25,201	2,266	14,929	-	-	42,396
Interest spread on funds provided	12,388	1,037	7,566	-	-	20,991
Net interest income	$32,725	$31,704	$13,389	$7,996	$1,273	$87,087
Depreciation and amortization	$1,977	$178	$182	$613	$2,989	$5,939
Segment pretax profit	$9,036	$31,883	$5,055	$7,600	$186	$53,760
Segment assets as of June 30, 2004	$1,390,916	$2,024,070	$548,729	$692,347	$252,517	$4,908,579

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

Critical Accounting Policies

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of June 30, 2005.

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

    Our significant accounting policies are described in greater detail in our 2004 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

During the second quarter of 2005, we again generated record earnings totaling $25.5 million, or $0.49 per basic share and $0.47 per diluted share, compared with $18.0 million, or $0.36 per basic share and $0.35 per diluted share, reported during the second quarter of 2004. Steady loan growth, continuing operating efficiencies and solid asset quality contributed to our earnings performance for the second quarter of 2005. The annualized return on average assets during the second quarter of 2005 was 1.55%, compared with 1.56% for the same quarter in 2004. The annualized return on average equity increased to 18.74% during the second quarter of 2005, compared to 17.51% during the same period in 2004. Based on the results of our performance in the first half of 2005 and expected growth for the remainder of the year, we expect net income per diluted common share for the full year 2005 to be approximately 24% to 26% higher than in 2004. This estimate is based on a projected loan growth of 18% to 20%, deposit growth of approximately 15% to 18%, and increases in operating expenses of 21% to 24%. Our earnings projection for the full year of 2005 also assumes a stable interest rate environment and a net interest rate margin between 4.10% and 4.20%.

    A major highlight for the second quarter is the signing of a definitive agreement on June 29, 2005 to acquire United National Bank (“UNB”), a commercial bank headquartered in San Marino, California. UNB provides community banking services through eleven branches, with eight located in Southern California, two in Northern California and one in Houston, Texas. At June 30, 2005, UNB had total assets of $950.7 million, total loans of $659.3 million and total deposits of $868.3 million. The acquisition is expected to close in the third or the fourth quarter of 2005, subject to requisite approvals from our primary regulators. UNB is an excellent fit with the Company both strategically and culturally and management is confident that we will be able to successfully integrate UNB’s operations into the Company’s operating platform shortly after the closing of the transaction. Upon the completion of this merger, we will expand our already strong franchise in the ethnic Chinese-American retail and commercial sector and extend our market coverage in our primary niche markets. We estimate the acquisition to be marginally accretive to the Company’s earnings in 2005 due to its expected closing late in the year. The impact of this acquisition to 2006 earnings is expected to be approximately $0.08 per share.

    Also, during the quarter, we securitized approximately $66.9 million of multifamily loans and sold $51.7 million of fixed rate single family loans without recourse. We securitized the multifamily loans through the Federal National Mortgage Association (“FNMA”), retaining all of the resulting securities on our balance sheet. The securitization was accounted for as a pass-through transaction which did not generate any gains or losses to operations. We also recorded approximately $696 thousand in mortgage servicing assets as a result of the securitization as the Bank continues to service the underlying loans. We plan to securitize additional multifamily loans in the foreseeable future for capital management purposes and continue to sell fixed rate single family loans as part of our ongoing asset/liability management strategy.

A final highlight for the second quarter of 2005 is the issuance of $50.0 million of subordinated debt to further augment our liquidity and capital resources. The subordinated debt, which was issued on April 28, 2005, has a ten-year maturity and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. The current per annum interest rate on this instrument is 4.35%. The Bank issued subordinated debt qualifies as Tier 2 capital for regulatory reporting purposes.

    Total consolidated assets at June 30, 2005 increased 11% to $6.70 billion, compared with $6.03 billion at December 31, 2004. A 9% growth in gross loans was the primary driver of this increase, rising to a record $5.61 billion at June 30, 2005. The loan portfolio continues to grow at a steady pace and we estimate loan growth for the full year of 2005 to range from 18% to 20%. We anticipate real estate loans to account for the majority of loan growth for the remainder of the year.

    Total average assets increased 42% to $6.58 billion during the second quarter of 2005, compared to $4.64 billion for the same quarter in 2004, primarily due to growth in average loan balances. Total average loans grew to $5.57 billion during the quarter ended June 30, 2005, an increase of 45% over the corresponding period in the prior year. The growth in average loans was driven primarily by increases in all real estate loan sectors, including construction loans.

    Total deposits increased 12% to $5.08 billion at June 30, 2005, compared with $4.52 billion at December 31, 2004. This growth is comprised of 11% or $257.7 million growth in total core deposits, or non-time deposit accounts, and 14% or $304.1 million growth in time deposits. Total average deposits rose 30% during the second quarter of 2005 to $4.72 billion, compared to $3.63 billion for the same quarter in 2004. Compared to the second quarter of 2004, all deposit categories except for savings deposits experienced double-digit gains during the second quarter of 2005, with the most significant contributions coming from time, money market and noninterest bearing demand deposits. The growth in time deposits is primarily due to retail promotions and increased customer sentiment towards time deposit products as a consequence of rising interest rates. Core deposit growth can be attributed to the Bank’s continued efforts to expand its commercial banking relationships as well as various programs at the retail branches targeted to small businesses and retail customers.

    Net interest income increased 44% to $65.0 million during the quarter ended June 30, 2005, compared with $45.0 million during the same quarter in 2004. The substantial increase in net interest income is due to the significant loan growth experienced during the past year, partially offset by increases in both the volume and rates paid for time deposits and FHLB advances. Despite progressive increases in interest rates by the Federal Reserve over the past 12 months, the net interest margin for the second quarter of 2005 remained relatively flat at 4.15% as compared to 4.14% for the same quarter in the prior year, and a sequential decline of 14 basis points when compared to the net interest margin for the first quarter of 2005 of 4.29%. This can be attributed to higher rates offered on select deposit categories prompted by current competitive market pressures and increased reliance on FHLB advances to support our loan growth. We anticipate the pressure on net interest margin to remain as we respond to continued competition from both loan and deposit pricing. Assuming a stable interest rate environment, we anticipate the net interest margin for the remainder of 2005 to be in the range of 4.10% to 4.20%.

    Total noninterest income increased 27% to $8.0 million during the second quarter of 2005, compared with $6.3 million for the corresponding quarter in 2004. The increase is primarily attributable to net gains on investment securities available-for-sale recorded during the second quarter of 2005.

    Total noninterest expense increased 38% to $28.4 million during the second quarter of 2005, compared with $20.5 million for the same period in 2004. The increase in noninterest expense can be correlated to the substantial growth in loans and deposits that the Bank has experienced during the past year. Increases in compensation and employee benefits and occupancy expenses were the primary contributors to the rise in noninterest expense during the second quarter of 2005. In addition to overall organic growth, the acquisition of Trust Bank during August 2004 further contributed to higher expenses during this period. Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships), divided by the aggregate of net interest income before provision for loan losses and noninterest income increased to 36% during the second quarter of 2005, compared to 35% during the same period in 2004. We believe that an efficiency ratio in the 36% to 38% range is achievable for the full year of 2005.

    Total nonperforming assets totaled $2.7 million, or 0.04% of total assets at June 30, 2005, compared with $5.9 million, or 0.10%, at December 31, 2004. The allowance for loan losses totaled $55.7 million at June 30, 2005, or 0.99% of outstanding total loans, compared to $50.9 million or 0.99% of outstanding total loans at December 31, 2004. Net loan chargeoffs totaled $2.4 million, or an annualized 0.17% of average loans, during the second quarter of 2005, compared with $140 thousand, or an annualized 0.01% of average loans, during the same quarter in 2004. We anticipate our overall asset quality to remain sound throughout the remainder of 2005. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below an annualized 0.35% of average loans in 2005.

    We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.61%, a total risk-based capital ratio of 11.54%, and a Tier 1 leverage ratio of 8.70% at June 30, 2005. As previously mentioned, we issued $50.0 million in subordinated debt through the Bank during the second quarter of 2005 to supplement our liquidity and capital sources. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes.

Results of Operations

    We reported second quarter 2005 net income of $25.5 million, or $0.49 per basic share and $0.47 per diluted share, compared with $18.0 million, or $0.36 per basic share and $0.35 per diluted share, reported during the second quarter of 2004. The 41% increase in net income is primarily attributable to higher net interest income and noninterest-related revenues, partially offset by higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets decreased slightly to 1.55% for the quarter ended June 30, 2005, from 1.56% for the same period in 2004. The annualized return on average stockholders’ equity increased to 18.74% for the second quarter of 2005, compared with 17.51% for the second quarter of 2004.

    Net income for the six months ended June 30, 2005 increased 40% to $49.0 million, or $0.94 per basic share and $0.91 per diluted share, compared with $35.0 million, or $0.71 per basic share and $0.68 per diluted share, reported during the same period in 2004. The increase in net income is largely attributable to higher net interest income, partially offset by higher provision for loan losses, higher operating expenses, and a higher provision for income taxes. Our annualized return on average total assets decreased to 1.54% for the six months ended June 30, 2005, compared to 1.58% for the same period in 2004. For the first half of 2005, the annualized return on average stockholders’ equity increased to 18.42% from 17.73% for the same period in 2004.

Components of Net Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)
Net interest income	$65.0	$45.0	$127.2	$87.1
Provision for loan losses	(4.5)	(3.0)	(8.9)	(6.7)
Noninterest income	8.0	6.2	14.5	14.3
Noninterest expense	(28.4)	(20.5)	(56.1)	(40.9)
Provision for income taxes	(14.6)	(9.7)	(27.7)	(18.8)
Net income	$25.5	$18.0	$49.0	$35.0

Annualized return on average total assets	1.55%	1.56%	1.54%	1.58%
Annualized return on average stockholders' equity	18.74%	17.51%	18.42%	17.73%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the second quarter of 2005 totaled $65.0 million, a 44% increase over net interest income of $45.0 million for the same period in 2004.

Total interest and dividend income during the quarter ended June 30, 2005 increased 66% to $93.8 million, compared with $56.3 million during the same period in 2004. Correspondingly, year-to-date interest and dividend income increased 65% to $178.5 million, compared with $108.5 million during the same period in 2004. The increase in interest and dividend income during both the second quarter and first half of 2005 is attributable to the robust growth in average earning assets. Average earning assets grew $1.90 billion during both the quarter and six months ended June 30, 2005, representing an increase of 43% and 45% for the second quarter and first half of 2005, respectively. The net growth in average earning assets for both periods was largely funded by increases in FHLB advances, time deposits, money market accounts, and noninterest-bearing demand deposits.

    Total interest expense during the second quarter of 2005 increased 154% to $28.8 million, compared with $11.3 million for the same period a year ago. Similarly, year-to-date interest expense through June 30, 2005 increased 140% to $51.3 million, compared with $21.4 million for the same period a year ago. The increase in interest expense during both the second quarter of 2005 and the first six months of 2005 can be attributed to both the significant growth in average interest-bearing liabilities, predominantly FHLB advances and time deposits, as well as higher rates paid on almost all categories of interest-bearing liabilities. Higher rates paid on deposits, especially money market and time deposit accounts, reflect the sustained pricing competition in the deposit market.

    Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 1 basis point to 4.15% for the second quarter of 2005, from 4.14% for the same period in 2004. For the first six months of 2005, the net interest margin increased to 4.22%, from 4.19% for the corresponding period in the prior year. The overall yield on earning assets increased 82 basis points to 6.00% during the second quarter of 2005, from 5.18% in 2004. Similarly, the overall yield on earning assets for the first half of 2005 increased 70 basis points to 5.92%, compared with 5.22% for the same period last year. The increase in overall yields on earning assets for both periods is primarily due to the significant growth in loans, compounded by several progressive Federal Reserve interest rate increases during the past year.

    Our overall cost of funds for the three months ended June 30, 2005 increased by 95 basis points to 2.38% from 1.43% in the prior year period. Likewise, our overall cost of funds for the six months ended June 30, 2005 increased by 80 basis points to 2.20% from 1.40% in the prior year period. The rise in the cost of funds for both periods can be attributed to increased reliance on FHLB advances and time deposits to fund our continued loan growth, higher overall market interest rates, and higher rates paid on select deposit categories due to heightened market competition.

    Notwithstanding our increased utilization of FHLB advances and time deposits to support our loan growth, we continue to focus on growing noninterest-bearing demand deposits as a significant funding source. Average noninterest-bearing demand deposits increased 13% to $1.09 billion during the quarter ended June 30, 2005, compared with $968.9 million during the same quarter in 2004. Similarly, average noninterest-bearing demand deposits increased 18% to $1.07 billion during the first half of 2005, compared with $905.8 million during the same period in 2004.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,708	$57	2.97%	$103,319	$282	1.10%
Investment securities available-for-sale (2)(3)(4)	632,105	5,582	3.54%	408,310	3,415	3.36%
Loans receivable (2)(5)	5,567,272	87,334	6.29%	3,835,340	52,402	5.50%
FHLB and FRB stock	65,883	796	4.85%	27,605	248	3.61%
Total interest-earning assets	6,272,968	93,769	6.00%	4,374,574	56,347	5.18%

Noninterest-earning assets:
Cash and due from banks	99,873			84,456
Allowance for loan losses	(55,608)			(43,499)
Other assets	260,218			220,518
Total assets	$6,577,451			$4,636,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$327,977	$615	0.75%	$276,971	$240	0.35%
Money market accounts	599,968	3,053	2.04%	381,591	932	0.98%
Savings deposits	315,704	199	0.25%	314,031	113	0.14%
Time deposits	2,382,728	15,527	2.61%	1,689,163	7,079	1.69%
Short-term borrowings	6,875	60	3.50%	1,846	7	1.53%
FHLB advances	1,138,783	7,890	2.78%	501,355	2,260	1.81%
Long-term debt	92,091	1,465	6.38%	33,968	712	8.43%
Total interest-bearing liabilities	4,864,126	28,809	2.38%	3,198,925	11,343	1.43%

Noninterest-bearing liabilities:
Demand deposits	1,090,716			968,857
Other liabilities	79,233			56,429
Stockholders' equity	543,376			411,838
Total liabilities and stockholders' equity	$6,577,451			$4,636,049
Interest rate spread			3.62%			3.75%
Net interest income and net interest margin		$64,960	4.15%		$45,004	4.14%
_________
(1)	Annualized.
(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $96 thousand and $456 thousand for the three months ended June 30, 2005 and 2004. Also includes the amortization of deferred loan fees totaling $920 thousand and $630 thousand for the three months ended June 30, 2005 and 2004.

(3)	Average balances exclude unrealized gains or losses on available-for-sale securities.
(4)	The yields are not presented on a tax-equivalent basis as the effects are not material.
(5)	Average balances include nonperforming loans.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,377	$99	2.71%	$95,244	$522	1.10%
Investment securities available-for-sale (2)(3)(4)	606,182	10,839	3.61%	412,536	7,228	3.52%
Loans receivable (2)(5)	5,402,818	166,230	6.20%	3,644,099	100,240	5.53%
FHLB and FRB stock	60,178	1,357	4.55%	26,718	502	3.78%
Total interest-earning assets	6,076,555	178,525	5.92%	4,178,597	108,492	5.22%

Noninterest-earning assets:
Cash and due from banks	100,940			84,901
Allowance for loan losses	(54,011)			(41,797)
Other assets	253,977			215,348
Total assets	$6,377,461			$4,437,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$331,892	$1,248	0.76%	$280,803	$468	0.34%
Money market accounts	608,908	6,013	1.99%	342,175	1,551	0.91%
Savings deposits	322,899	389	0.24%	309,369	215	0.14%
Time deposits	2,334,594	28,035	2.42%	1,630,133	13,531	1.67%
Short-term borrowings	6,169	102	3.33%	1,802	13	1.45%
FHLB advances	1,021,079	13,071	2.58%	483,278	4,227	1.76%
Long-term debt	74,879	2,485	6.69%	32,835	1,400	8.57%
Total interest-bearing liabilities	4,700,420	51,343	2.20%	3,080,395	21,405	1.40%

Noninterest-bearing liabilities:
Demand deposits	1,068,146			905,800
Other liabilities	77,125			56,437
Stockholders' equity	531,770			394,417
Total liabilities and stockholders' equity	$6,377,461			$4,437,049
Interest rate spread			3.72%			3.82%
Net interest income and net interest margin		$127,182	4.22%		$87,087	4.19%
_________
(1)	Annualized.
(2)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $297 thousand and $793 thousand for the six months ended June 30, 2005 and 2004. Also includes the amortization of deferred loan fees totaling $1.9 million and $1.2 million for the six months ended June 30, 2005 and 2004.

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

	Three Months Ended			Six Months Ended
	June 30, 2005 vs 2004			June 30, 2005 vs 2004
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(225)	$(418)	$193	$(423)	$(753)	$330
Investment securities available-for-sale	2,167	1,967	200	3,611	3,460	151
Loans receivable, net	34,932	26,303	8,629	65,990	52,981	13,009
FHLB and FRB stock	548	439	109	855	737	118
Total interest and dividend income	$37,422	$28,291	$9,131	$70,033	$56,425	$13,608

INTEREST-BEARING LIABILITIES:
Checking accounts	$375	$51	$324	$780	$99	$681
Money market accounts	2,121	733	1,388	4,462	1,776	2,686
Savings deposits	86	1	85	174	10	164
Time deposits	8,448	3,593	4,855	14,504	7,132	7,372
Short-term borrowings	53	36	17	89	58	31
FHLB advances	5,630	3,958	1,672	8,844	6,243	2,601
Long-term debt	753	961	(208)	1,085	1,454	(369)
Total interest expense	$17,466	$9,333	$8,133	$29,938	$16,772	$13,166
CHANGE IN NET INTEREST INCOME	$19,956	$18,958	$998	$40,095	$39,653	$442
_________
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $4.5 million for the second quarter of 2005, compared to $3.0 million for the same period in 2004. For the first half of 2005, the provision for loan losses totaled $8.9 million, compared to $6.8 million for the same period in 2004. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)

Letters of credit fees and commissions	$1.96	$2.08	$4.50	$4.19
Branch fees	1.70	1.84	3.29	3.64
Net gain (loss) on investment securities available-for-sale	1.28	(0.39)	1.73	0.80
Income from secondary market activities	0.99	0.20	1.18	1.05
Income from life insurance policies	0.82	0.80	1.56	1.57
Ancillary loan fees	0.61	0.76	1.13	1.39
Other operating income	0.60	0.96	1.07	1.65
Total	$7.96	$6.25	$14.46	$14.29

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

Noninterest income increased 27% to $8.0 million during the three months ended June 30, 2005 from $6.3 million for the same quarter in 2004, primarily due to higher net gains on available-for-sale securities and increased income from secondary market activities, partially offset by decreases in letters of credit fees and commissions, branch fees, ancillary loan fees, and other operating income. For the first half of 2005, noninterest income remained relatively flat, increasing by only 1% to $14.5 million. The slight increase in noninterest income for the first half of 2005 is predominantly due to higher net gains on investment securities available-for-sale partially offset by decreases in other operating income.

Net gains on investment securities available-for-sale increased to $1.3 million for the second quarter of 2005 primarily from the sale of mortgage-backed securities, compared to a net loss of $391 thousand for the same quarter in 2004. Included in the net loss on investment securities for the second quarter of 2004 is a $757 thousand impairment write-down on a Freddie Mac preferred stock security. For the first half of 2005, net gains on investment securities available-for-sale increased 116% to $1.7 million, compared to $803 thousand for the same period in 2004.

Income from secondary market activities increased to $992 thousand for the second quarter of 2005, compared with $200 thousand for the same period in 2004. A significant portion of the income from secondary market activities in the second quarter of 2005 represents a gain of $768 thousand from the sale of $51.7 million in fixed rate single family loans to a third party. For the first six months of 2005, income from secondary market activities increased 13% to $1.2 million, from $1.1 million for the same period in 2004.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, decreased 20% to $1.4 million during the second quarter of 2005, from $1.8 million recorded during the same quarter in 2004. Similarly, for the first six months of 2005, other noninterest income decreased 18% to $2.6 million, compared to $3.2 million earned in the prior year period. The decrease in other noninterest income for both periods is due to lower insurance commissions and insurance-related service fees as well as the expiration of operating leases related to equipment leased by the Company to third parties, resulting in no income from operating leases during 2005.

Noninterest Expense

Components of Noninterest Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)

Compensation and other employee benefits	$12.49	$9.14	$25.34	$18.31
Occupancy and equipment expense	3.43	2.53	6.69	4.93
Deposit-related expenses	2.12	1.17	3.76	2.14
Amortization of investments in affordable housing partnerships	1.71	1.92	3.39	3.77
Data processing	0.65	0.51	1.22	0.97
Amortization of premiums on deposits acquired	0.60	0.52	1.21	1.04
Deposit insurance premiums and regulatory assessments	0.23	0.18	0.45	0.36
Other operating expenses	7.17	4.56	14.06	9.35
Total	$28.40	$20.53	$56.12	$40.87

Efficiency Ratio (1)	36%	35%	36%	36%
(1) Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

    Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 38% to $28.4 million during the second quarter of 2005, from $20.5 million for the same quarter in 2004. For the first half of 2005, noninterest expense increased 37% to $56.1 million, compared with $40.9 million during the same period in 2004.

    Compensation and employee benefits increased 37% to $12.5 million during the second quarter of 2005, compared to $9.1 million for the same quarter in 2004. For the first half of 2005, compensation and employee benefits increased 38% to $25.3 million, compared with $18.3 million during the same period a year ago. The rise in compensation and employee benefits for both periods is due to the addition of relationship officers and operational personnel to enhance and support our loan and deposit growth. Increased staffing levels related to the acquisition of Trust Bank during August 2004, and the impact of annual salary adjustments for existing employees further contributed to the rise in compensation expense and employee benefits during the second quarter of 2005 and the first half of 2005 as compared to 2004.

    Occupancy and equipment expenses increased 36% to $3.4 million during the second quarter of 2005, compared with $2.5 million during the same period in 2004. For the first half of 2005, occupancy and equipment expenses totaled $6.7 million, compared to $4.9 million for the first half of 2004. The increase in occupancy expenses for both periods can be attributed to additional rent expense from the four branches acquired from Trust Bank in August 2004, as well as the opening of two new 99 Ranch in-store branches in the first quarter of this year. Furthermore, we entered into a new lease agreement during the third quarter of 2004 for the relocation of the Company’s corporate headquarters, scheduled to be completed by the end of 2005. In addition to increased rent expense, occupancy and equipment expenses were also impacted by the rise in computer expenses which can be attributed to the Bank’s overall growth.

    Deposit-related expenses increased 82% to $2.1 million and 76% to 3.8 million during the second quarter and first half of 2005, respectively, compared to $1.2 million and $2.1 million for the corresponding periods in 2004. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are partially recovered by the Bank through subsequent account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts.

    Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 57% to $7.2 million for the second quarter of 2005, from $4.6 million for the same quarter in 2004. Other operating expenses also increased 50% to $14.1 million for the first half of 2005, from $9.3 million for the same period in 2004. The increase in other operating expenses is largely due to additional expenses incurred to support our overall expansion.

    Our efficiency ratio remained relatively stable at 36% for the quarter and six months ended June 30, 2005, compared to 35% and 36%, respectively, for the corresponding periods in 2004. Although the Bank has experienced significant expansion and growth, we have maintained a stable efficiency ratio due to a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

    The provision for income taxes increased 50% to $14.6 million for the second quarter of 2005, compared with $9.7 million for the same quarter in 2004. For the first half of 2005, the provision for taxes totaled $27.7 million, a 47% increase from the $18.8 million income tax expense recorded for the same period a year ago. The increase in the tax provision is primarily attributable to a 44% and 43% increase in pretax earnings during the second quarter and first half of 2005, respectively. The provision for income taxes reflects the utilization of tax credits totaling $1.5 million for both the second quarters of 2005 and 2004. The second quarter 2005 provision reflects an effective tax rate of 36.4%, compared with 35.0% for the corresponding period in 2004. For the first six months of 2005, the effective tax rate of 36.1% reflects tax credits of $2.9 million, compared with an effective tax rate of 34.9% for the first half of 2004 reflecting tax credits of $3.0 million.

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

Balance Sheet Analysis

    Our total assets increased $672.7 million, or 11%, to $6.70 billion, as of June 30, 2005, relative to total assets of $6.03 billion at December 31, 2004. The increase in total assets resulted primarily from increases in net loans of $472.7 million and investment securities available-for-sale of $140.0 million. The increase in total assets was largely funded by increases in deposits of $561.8 million and the issuance of subordinated debt in the amount of $50.0 million.

Investment Securities Available-for-Sale

    Total investment securities available-for-sale increased 26% to $674.5 million as of June 30, 2005, compared with $534.5 million at December 31, 2004. Total repayments, maturities and redemptions, and proceeds from sales of available-for-sale securities amounted to $41.4 million and $63.5 million, respectively, during the six months ended June 30, 2005. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $128.6 million. We recorded net gains totaling $1.7 million on sales of available-for-sale securities during the first six months of 2005.

    Furthermore, during the first six months of 2005, we securitized $117.3 million in multifamily loans through FNMA. These securitizations were performed for capital management purposes and all of the resulting securities were retained in our available-for-sale investment portfolio. The securitizations were accounted for as pass-through transactions which did not generate any gains or losses to operations.

    The increase in net unrealized losses in our investment securities available-for-sale portfolio is largely a result of market interest rate fluctuations. Specifically, U.S. Government sponsored enterprise securities and corporate debt securities had gross unrealized losses totaling $4.0 million at June 30, 2005. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at June 30, 2005. The Company has the ability and the intention to hold these securities until their fair values recover. As such, management does not believe that there are any securities that are other-than-temporarily impaired, and therefore, no impairment charges for the quarter ended June 30, 2005 are warranted.

     The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of June 30, 2005 and December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2005:
U.S. Treasury securities	$2,502	$-	$(9)	$2,493
U.S. Government agency securities and U.S.
Government sponsored enterprise securities	417,010	-	(3,381)	413,629
Mortgage-backed securities	196,702	1,646	(508)	197,840
Corporate debt securities	17,996	-	(591)	17,405
U.S. Government sponsored enterprise equity securities	42,075	609	(434)	42,250
Residual interest in securitized loans	-	926	-	926
Total investment securities available-for-sale	$676,285	$3,181	$(4,923)	$674,543

As of December 31, 2004:
U.S. Treasury securities	$2,507	$-	$(11)	$2,496
U.S. Government agency securities and U.S.
Government sponsored enterprise securities	338,458	204	(2,048)	336,614
Mortgage-backed securities	132,428	1,503	(279)	133,652
Corporate debt securities	18,991	-	(703)	18,288
U.S. Government sponsored enterprise equity securities	42,075	512	(139)	42,448
Residual interest in securitized loans	-	954	-	954
Total investment securities available-for-sale	$534,459	$3,173	$(3,180)	$534,452

Loans

    We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business loans which include trade finance products, and consumer loans. Loan growth continued to be strong during the first half of 2005. Net loans receivable increased $472.7 million, or 9% to $5.55 billion at June 30, 2005 from $5.08 billion at December 31, 2004. The increase in loans during this period was funded primarily through the growth in deposits and FHLB advances.

    The growth in loans is comprised of net increases in single family loans of $65.6 million or 20%, multifamily loans of $85.8 million or 8%, commercial real estate loans of $187.3 million or 7%, construction loans of $83.9 million or 24%, commercial and trade finance loans of $47.7 million or 8%, and consumer loans, including home equity lines of credit, of $6.8 million or 4%. All lending areas grew in the six-month period since December 31, 2004, with the largest growth concentrated in the real estate loan sectors.

    As mentioned previously, we securitized $117.3 million of multifamily loans through FNMA during the first six months of 2005. We recorded approximately $1.3 million in mortgage servicing assets as a result of the securitizations as the Bank continues to service the underlying loans.

    The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$393,156	7.0%	$327,554	6.4%
Residential, multifamily	1,206,866	21.5%	1,121,107	21.8%
Commercial and industrial real estate	2,744,156	48.9%	2,556,827	49.8%
Construction	432,420	7.7%	348,501	6.8%
Total real estate loans	4,776,598	85.1%	4,353,989	84.8%

Other loans:
Business, commercial	642,005	11.5%	594,346	11.6%
Automobile	8,089	0.1%	10,151	0.2%
Other consumer	183,901	3.3%	175,008	3.4%
Total other loans	833,995	14.9%	779,505	15.2%
Total gross loans	5,610,593	100.0%	5,133,494	100.0%

Unearned fees, premiums and discounts, net	(1,705)		(2,156)
Allowance for loan losses	(55,723)		(50,884)
Loan receivable, net	$5,553,165		$5,080,454

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets, as a percentage of total assets, were 0.04% and 0.10% at June 30, 2005 and December 31, 2004, respectively. Nonaccrual loans totaled $1.6 million at June 30, 2005, compared with $4.9 million at year-end 2004. Loans totaling $2.5 million were placed on nonaccrual status during the second quarter of 2005. These additions to nonaccrual loans were offset by $473 thousand in payoffs and principal paydowns, $2.6 million in gross chargeoffs and $1.6 million in loans brought current. Additions to nonaccrual loans during the second quarter of 2005 were comprised of $1.2 million in residential single family loans, $889 thousand in commercial business loans, and $368 thousand in commercial real estate loans.

    Loans past due 90 days or more but not on nonaccrual totaled $640 thousand at June 30, 2005, comparable to $681 thousand at December 31, 2004. At June 30, 2005 and December 31, 2004, the balance of loans past due 90 days or more but not on nonaccrual represents one trade finance loan that is fully guaranteed by the Export-Import Bank of the United States.

    Restructured loans or loans that have had their original terms modified totaled $236 thousand at June 30, 2005, representing one commercial business loan. There were no restructured loans or loans that have had their original terms modified at December 31, 2004.

    Other real estate owned (“OREO”) includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at June 30, 2005 and December 31, 2004, with a carrying value of $299 thousand, representing a condominium unit that was held as partial collateral for a commercial business loan.

    The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)

Nonaccrual loans	$1,560	$4,924
Loans past due 90 days or more but not on nonaccrual	640	681
Total nonperforming loans	2,200	5,605

Restructured loans	236	-
Other real estate owned, net	299	299
Total nonperforming assets	$2,735	$5,904

Total nonperforming assets to total assets	0.04%	0.10%
Allowance for loan losses to nonperforming loans	2532.86%	907.83%
Nonperforming loans to total gross loans	0.04%	0.11%

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

At June 30, 2005, we classified $1.8 million of our loans as impaired, compared with $5.6 million at December 31, 2004. Specific reserves on impaired loans amounted to $178 thousand at June 30, 2005, compared with $1.1 million at December 31, 2004. Our average recorded investment in impaired loans for the three months ended June 30, 2005 and 2004 totaled $3.8 million and $3.5 million, respectively. During the six months ended June 30, 2005 and 2004, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, amounted to $131 thousand and $110 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $19 thousand and $11 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at June 30, 2005, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At June 30, 2005, the allowance for loan losses amounted to $55.7 million, or 0.99% of total loans, compared with $50.9 million, or 0.99% of total loans, at December 31, 2004, and $44.0 million, or 1.08% of total loans, at June 30, 2004. The $4.8 million increase in the allowance for loan losses at June 30, 2005, from year-end 2004, is comprised of $8.9 million in additional loss provisions reduced by $3.2 million in net chargeoffs recorded during the period. Additionally, we reclassified $240 thousand and $861 thousand from the allowance for loan losses to other liabilities during the second quarter of 2005 and the first six months of 2005, respectively. This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance lending activities. At June 30, 2005, the allowance for unfunded loan commitments and off-balance sheet credit exposures amounted to $8.6 million.

    The provision for loan losses of $4.5 million for the second quarter of 2005 represents a 50% increase from the $3.0 million in loss provisions charged during the second quarter of 2004. Second quarter 2005 net chargeoffs amounted to $2.4 million and represent 0.17% annualized of average loans outstanding for the three months ended June 30, 2005. This compares to net chargeoffs of $140 thousand or 0.01% annualized of average loans outstanding for the same period in 2004. For the first half of 2005, the provision for loan losses totaled $8.9 million, a 31% increase from the $6.8 million provision recorded during the same period in 2004. Net chargeoffs for the first six months of 2005 totaled $3.2 million and represents 0.12% of average loans outstanding, compared to $980 thousand and 0.05% of average loans outstanding for the same period in 2004. We continue to record loss provisions to compensate for both the sustained growth of our loan portfolio, which grew 9% during the first six months of 2005, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

    The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Allowance balance, beginning of period	$53,868	$42,268	$50,884	$39,246
Reclass to allowance for unfunded loan commitments
and off-balance sheet credit exposures	(240)	(1,129)	(861)	(1,017)
Provision for loan losses	4,500	3,000	8,870	6,750
Chargeoffs:
Business, commercial	2,648	480	3,468	1,425
Automobile	-	52	44	82
Other	-	3	-	6
Total chargeoffs	2,648	535	3,512	1,513

Recoveries:
1-4 family residential real estate	3	-	23	9
Multifamily real estate	75	26	75	26
Business, commercial	151	341	206	402
Automobile	14	28	38	96
Total recoveries	243	395	342	533
Net chargeoffs	2,405	140	3,170	980

Allowance balance, end of period	$55,723	$43,999	$55,723	$43,999
Average loans outstanding	$5,567,272	$3,835,340	$5,402,817	$3,644,099
Total gross loans outstanding, end of period	$5,610,593	$4,074,542	$5,610,593	$4,074,542
Annualized net chargeoffs to average loans	0.17%	0.01%	0.12%	0.05%
Allowance for loan losses to total gross loans
at the end of period	0.99%	1.08%	0.99%	1.08%

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

    The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)

Single family real estate	$702	7.0%	$586	6.4%
Multifamily real estate	4,331	21.5%	3,703	21.8%
Commercial and industrial real estate	16,147	48.9%	15,053	49.8%
Construction	9,776	7.7%	7,082	6.8%
Business, commercial	16,044	11.5%	16,486	11.6%
Automobile	417	0.1%	510	0.2%
Consumer and other	777	3.3%	741	3.4%
Other risks	7,529	-	6,723	-
Total	$55,723	100.0%	$50,884	100.0%

    Allocated reserves on single family loans increased $116 thousand, or 20% to $702 thousand due primarily to a 20% increase in the volume of single family loans at June 30, 2005 in comparison to year-end 2004 levels.

    Allocated reserves on multifamily loans increased $628 thousand, or 17%, to $4.3 million at June 30, 2005 partly due to an 8% increase in the volume of multifamily loans at June 30, 2005 relative to year-end 2004. Further contributing to the increase in allocated reserves on multifamily loans is an increase in classified loans (i.e. loans rated “substandard” or “doubtful”) and loans placed on the watchlist at June 30, 2005 as compared to December 31, 2004. Specifically, multifamily loans rated “substandard” and multifamily loans placed on the watchlist totaled $2.8 million and $29.0 million, respectively, at June 30, 2005. This compares to $1.1 million and $11.7 million in substandard multifamily loans and multifamily loans placed on the watchlist, respectively, at December 31, 2004. The increase in substandard multifamily loans and multifamily loans placed on the watchlist were partially offset by a decrease in criticized multifamily loans (i.e. loans rated “special mention”) to $3.3 million at June 30, 2005, compared to $9.8 million at December 31, 2004.

     Allocated reserves on commercial real estate loans increased $1.1 million, or 7%, to $16.1 million at June 30, 2005 due primarily to a 7% increase in the volume of loans in this loan category relative to year-end 2004.

    Allocated reserves on construction loans increased $2.7 million, or 38%, to $9.8 million at June 30, 2005 primarily due to a 24% increase in the volume of loans in this category when compared to December 31, 2004. Additionally, both special mention and substandard construction loan categories increased by $4.6 million at June 30, 2005. There were no criticized or classified construction loans at December 31, 2004.

    Despite an 8% increase in the volume of commercial business loans at June 30, 2005 relative to year-end 2004, allocated loss reserves on loans in this category decreased $442 thousand, or 3%, to $16.0 million at June 30, 2005. The decrease in allocated reserves in this loan category is primarily due to a decrease in specific allocations on commercial business loans to $621 thousand at June 30, 2005, compared to $1.1 million at December 31, 2004. Furthermore, substandard commercial business loans decreased to $6.1 million at June 30, 2005, compared to $10.8 million at year-end 2004. These factors are partially offset by an increase in commercial business loans rated “special mention” to $7.5 million at June 30, 2005, compared with $3.1 million at December 31, 2004.

    Allocated reserves on automobile loans decreased $93 thousand, or 18%, to $417 thousand as of June 30, 2005, primarily resulting from a 20% decrease in the volume of loans in this category at June 30, 2005 relative to December 31, 2004.

    Reflecting the 5% increase in the volume of consumer loans at June 30, 2005 relative to year-end 2004, allocated reserves on consumer loans totaled $777 thousand as of June 30, 2005, compared to $741 thousand at December 31, 2004, representing an increase of $36 thousand or 5%. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines.

     At June 30, 2005, our unallocated allowance was $7.5 million, or 14% of the total allowance, compared to an unallocated allowance of $6.7 million, representing 13% of the total allowance as of December 31, 2004. The $7.5 million unallocated allowance at June 30, 2005 is comprised of two elements. The first element, which accounts for $2.4 million of the unallocated allowance, represents a 5% economic risk factor that takes into consideration the state of the national economy. This condition has been exacerbated by scandals linked to various large corporations and government-sponsored enterprises, the continuing geopolitical instability in the Middle East, and the devaluation of the U.S. dollar relative to other currencies. Furthermore, continued interest rate increases by the Federal Reserve may have an unfavorable impact on consumer cash flows and debt coverage ratios. In consideration of this uncertain economic outlook, our management has deemed it prudent to continue to set aside an additional 5% of the required allowance amount to compensate for this current economic risk. The second element, which accounts for $5.1 million, or approximately 10% of the allocated allowance amount of $48.2 million at June 30, 2005, was established to compensate for the modeling risk associated with the classification migration and individual loan review analysis methodologies. These risk factors are consistent with allocations set aside in prior periods.

Deposits

    Deposits increased 12% to $5.08 billion at June 30, 2005, from $4.52 billion at December 31, 2004. The deposit growth was comprised of increases in time deposit accounts of $304.1 million, or 14%, noninterest-bearing demand accounts of $203.0 million, or 18%, money market accounts of $84.7 million, or 17%, partially offset by decreases in savings accounts of $26.9 million, or 8% and checking accounts of $3.0 million, or 1%. Core deposits amounted to $2.54 billion at June 30, 2005, representing 50% of total deposits, with time deposits representing the remaining 50%. The ratio of core deposits to time deposits remains unchanged from year-end 2004. The growth in core deposits is a reflection of the Bank’s continued focus in increasing its small and mid-sized commercial customer base. The growth in time deposits is largely a reflection of the rising interest rate environment fueling renewed interest in time deposit products by retail customers.

Borrowings

    We regularly use FHLB advances and short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, to manage our liquidity position. FHLB advances decreased 1% to $853.6 million as of June 30, 2005, representing a decrease of $7.2 million from December 31, 2004. At June 30, 2005, $600.0 million of the outstanding FHLB advances represent overnight advances. This compares to total overnight FHLB advances of $505.0 million as of December 31, 2004. We did not enter into additional term FHLB advances during the first six months of 2005.

    Short-term borrowings, representing federal funds purchased, totaled $13.0 million at June 30, 2005. We had no outstanding short-term borrowings at December 31, 2004.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

    During the quarter ended June 30, 2005, material changes outside the ordinary course of our business related to off-balance sheet arrangements or contractual obligations include the amendment of four equity swap agreements on April 1, 2005 and the issuance of $50.0 million in subordinated debt on April 28, 2005. The subordinated debt bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis until maturity on April 29, 2015.

Capital Resources

    Our primary source of capital is the retention of net after tax earnings. At June 30, 2005, stockholders’ equity totaled $561.4 million, a 9% increase from $514.3 million as of December 31, 2004. The increase is due primarily to: (1) net income of $49.0 million recorded during the first six months of 2005; (2) stock compensation costs amounting to $1.4 million related to our Restricted Stock Program; (3) tax benefits of $670 thousand resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $1.6 million, representing 54,818 shares from the Employee Stock Purchase Plan and (5) net issuance of common stock totaling $783 thousand, representing 67,133 shares from the exercise of stock options.  These transactions were offset by (1) payments of first and second quarter 2005 cash dividends totaling $5.3 million; and (2) an increase of $1.0 million in unrealized losses on investment securities available-for-sale.

    On April 28, 2005, we issued $50.0 million in subordinated debt in a private placement transaction. The subordinated debt issuance bears interest per annum at a rate based on the three month LIBOR rate plus 110 basis points, payable on a quarterly basis. This instrument has a ten-year term maturing on April 29, 2015. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes.

    Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.” At June 30, 2005, the Bank’s Tier 1 and total capital ratios were 9.2% and 11.2%, respectively, compared to 9.5% and 10.6%, respectively, at December 31, 2004.

    The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at June 30, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements

Total Capital (to Risk-Weighted Assets)	11.5%	11.2%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.6%	9.2%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.7%	8.4%	4.0%	5.0%

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

     During the six months ended 2005, we experienced net cash inflows from operating activities of $48.4 million, compared to net cash inflows of $24.2 million for the six months ended June 30, 2004. Net cash inflows from operating activities for the first half of 2005 and 2004 were primarily due to net income earned during the period.

    Net cash outflows from investing activities totaled $637.5 million and $827.9 million for the six months ended June 30, 2005 and 2004, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

    We experienced net cash inflows from financing activities of $613.3 million for the six months ended June 30, 2005, primarily due to deposit growth, the issuance of subordinated debt in the amount of $50.0 million and an increase in short term borrowings. During the same period in 2004, growth in deposits, net proceeds from FHLB advances and net proceeds from the issuance of common stock related to a private placement offering largely accounted for the net cash inflows from financing activities totaling $823.8 million.

    As a means of augmenting our liquidity sources, we have established federal funds lines with five correspondent banks and several master repurchase agreements with major brokerage companies. At June 30, 2005, our available borrowing capacity includes approximately $132.0 million in repurchase arrangements, $207.0 million in federal funds line facilities, and $1.32 billion in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2005, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

    The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2005 and 2004, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $5.3 million and $5.0 million, respectively. As of June 30, 2005, approximately $216.2 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

    The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2005 and December 31, 2004, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
+200	2.9%	7.0%	(10.5)%	(7.8)%
+100	1.8%	3.9%	(4.5)%	(3.2)%
-100	(2.9)%	(4.0)%	2.9%	2.1%
-200	(6.5)%	(8.2)%	3.9%	2.0%

_______
(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

    All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2005 and December 31, 2004. At June 30, 2005 and December 31, 2004, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

    Our primary analytical tool to gauge interest rate sensitivity is a simulation model based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model. Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves. The model also factors in projections of anticipated activity levels by Bank product line and takes into account our increased ability to control rates offered on deposit products in comparison to our ability to control rates on adjustable-rate loans tied to published indices.

    The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2005. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair Value at
						After		June 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 5	Total	2005
	(Dollars in thousands)
At June 30, 2005:
Assets:
Investment securities available-
for-sale (fixed rate)	$127,500	$236,984	$36,126	$1	$--	$26,378	$426,989	$423,829
Weighted average rate	2.27%	3.18%	3.59%	9.00%	--%	5.47%	3.08%
Investment securities available-
for-sale (variable rate)	$249,296	$--	$--	$--	$--	$--	$249,296	$250,714
Weighted average rate	4.31%	--%	--%	--%	--%	--%	4.31%
Total gross loans	$3,836,995	$937,814	$265,945	$120,124	$122,839	$326,876	$5,610,593	$5,631,010
Weighted average rate	6.29%	6.08%	5.64%	6.00%	5.81%	6.53%	6.22%

Liabilities:
Checking accounts	$331,771	$--	$--	$--	$--	$--	$331,771	$331,771
Weighted average rate	0.75%	--%	--%	--%	--%	--%	0.75%
Money market accounts	$592,648	$--	$--	$--	$--	$--	$592,648	$592,648
Weighted average rate	2.09%	--%	--%	--%	--%	--%	2.09%
Savings deposits	$313,461	$--	$--	$--	$--	$--	$313,461	$313,461
Weighted average rate	0.13%	--%	--%	--%	--%	--%	0.13%
Time deposits	$2,421,344	$106,636	$15,467	$790	$1,062	$371	$2,545,670	$2,536,212
Weighted average rate	2.76%	2.58%	1.73%	2.80%	3.23%	36.00%	2.75%
FHLB advances	$600,334	$144,750	$106,000	$1,500	$1,000	$--	$853,584	$849,860
Weighted average rate	3.50%	2.11%	2.50%	3.75%	4.98%	--%	3.14%
Subordinated debt	$50,000	$--	$--	$--	$--	$--	$50,000	$51,218
Weighted average rate	4.35%	--%	--%	--%	--%	--%	4.35%
Junior subordinated debt	$--	$--	$--	$--	$--	$21,392	$21,392	$35,213
Weighted average rate
(fixed rate)	--%	--%	--%	--%	--%	10.91%	10.91%
Junior subordinated debt	$36,084	$--	$--	$--	$--	$--	$36,084	$40,885
Weighted average rate
(variable rate)	5.60%	--%	--%	--%	--%	--%	5.60%

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

    Transaction deposit accounts, which include checking, money market and savings accounts, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of short-term borrowings approximates book value due to their short maturities. The fair value of FHLB advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair values of the subordinated debt and the junior subordinated debt are estimated by discounting the cash flows through maturity based on current market rates.

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

    In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to manage the risk of market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the “HSCEI”). The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements were marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

    On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004, effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams. On April 1, 2005, we paid a total of $4.2 million in conjunction to these amendments.

    The combined fair value of the embedded derivatives at June 30, 2005 amounted to $2.7 million and is included in interest-bearing deposits on the consolidated balance sheet. The fair value of the equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement. For the quarter ended June 30, 2005, the net impact on the consolidated statements of income related to these swap agreements was an expense of $46 thousand.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

    For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Asset Liability and Market Risk Management."

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Repurchases of the Company’s securities during the second quarter of 2005 are as follows:

Month Ended	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 30, 2005	--	$-	--	(2)
May 31, 2005	--	$-	--	(2)
June 30, 2005	--	$-	--	(2)
Total	--	$-	--	$7,000,000
_________
(1)	Excludes repurchased shares due to forfeitures of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    An annual meeting of shareholders of East West Bancorp, Inc. was held on May 25, 2005 for the purpose of (1) electing two directors to serve until the 2008 Annual Meeting, (2) amending the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, and (3) ratifying the appointment of Deloitte & Touche LLP as the Company’s independent auditors. Holders of 49,193,760 of the 52,623,803 outstanding shares as of the record date voted in the annual meeting in person or by proxy.

    The two directors elected to serve until the 2008 Annual Meeting are as follows: (1) Dominic Ng was elected with a vote 47,449,673 in favor, 1,744,087 opposed, 0 abstaining, and 0 broker non-votes, and (2) Herman Li was elected with a vote of 47,389,418 in favor, 1,804,342 opposed, 0 abstaining, and 0 broker non-votes. Other directors whose terms of office continued after the meeting were John Kooken, Jack Liu, and Keith Renken, whose terms will expire at the 2006 Annual Meeting, and Peggy Cherng and Julia Gouw, whose terms will expire at the 2007 Annual Meeting.

    The votes to amend East West Bancorp Inc.’s Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 are as follows: 45,078,600 in favor, 4,092,007 opposed, 23,153 abstaining, and 0 broker non-votes.

    The votes to ratify Deloitte & Touche LLP as the Company’s independent auditors are as follows: 48,762,968 in favor, 339,601 opposed, 91,191 abstaining, and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

    No events have transpired which would make response to this item appropriate.

ITEM 6. EXHIBITS

(i) Exhibit 10	Agreement and Plan of Merger By and Among East West Bancorp, Inc., East West Bank, United National Bank and T.Y. Tsai
(ii) Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(iii) Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(iv) Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(v) Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2005

EAST WEST BANCORP, INC.
By: /s/ JULIA GOUW Julia Gouw Executive Vice President and Chief Financial Officer

42