Form 10-Q
period 2005-09-30
EAST WEST BANCORP INC
filed 2005-11-04
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 56,253,393 shares of common stock as of October 31, 2005.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4-7

	Notes to Condensed Consolidated Financial Statements	8-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II - OTHER INFORMATION		44

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

SIGNATURE		45

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. For a discussion of some of the factors that might cause such differences, see the Company’s Form 10-K under the heading “Item 1. BUSINESS - Risk Factors That May Affect Future Results.” The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$136,834	$93,075
Interest-bearing deposits in other banks	—	100
Securities purchased under resale agreements	50,000	—
Investment securities available-for-sale, at fair value (with amortized cost of $724,094 in 2005 and $534,459 in 2004)	718,556	534,452
Loans receivable, net of allowance for loan losses of $67,414 in 2005 and $50,884 in 2004	6,556,315	5,080,454
Investment in Federal Home Loan Bank stock, at cost	51,190	47,482
Investment in Federal Reserve Bank stock, at cost	9,302	6,923
Other real estate owned, net	299	299
Investment in affordable housing partnerships	32,503	37,463
Premises and equipment, net	31,137	19,749
Due from customers on acceptances	8,335	13,277
Premiums on deposits acquired, net	20,778	7,723
Goodwill	144,490	43,702
Cash surrender value of life insurance policies	82,723	67,319
Accrued interest receivable and other assets	78,582	57,439
Deferred federal tax assets	17,334	19,423
TOTAL	$7,938,378	$6,028,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,380,330	$1,097,851
Interest-bearing	4,749,799	3,424,666
Total deposits	6,130,129	4,522,517
Short-term borrowings	182,000	—
Federal Home Loan Bank advances	482,756	860,803
Securities sold under repurchase agreements	200,000	—
Notes payable	9,195	11,018
Bank acceptances outstanding	8,335	13,277
Accrued expenses and other liabilities	75,993	49,480
Long-term debt	153,095	57,476
Total liabilities	7,241,503	5,514,571

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share)
Authorized -- 200,000,000 shares
Issued -- 60,965,436 shares and 57,361,807 shares in 2005 and 2004, respectively
Outstanding -- 56,073,913 shares and 52,500,766 shares in 2005 and 2004, respectively	61	57
Additional paid in capital	378,309	260,152
Retained earnings	365,844	296,175
Deferred compensation	(6,523)	(5,422)
Treasury stock, at cost: 4,891,523 shares in 2005 and 4,861,041 shares in 2004	(37,606)	(36,649)
Accumulated other comprehensive loss, net of tax	(3,210)	(4)
Total stockholders’ equity	696,875	514,309
TOTAL	$7,938,378	$6,028,880

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$98,110	$62,655	$264,340	$162,895
Investment securities available-for-sale	7,181	3,563	18,020	10,791
Federal Home Loan Bank stock	568	487	1,705	989
Federal Reserve Bank stock	126	25	346	25
Securities purchased under resale agreements	224	—	224	—
Short-term investments	78	85	177	607
Total interest and dividend income	106,287	66,815	284,812	175,307

INTEREST EXPENSE
Customer deposit accounts	25,275	9,785	60,960	25,550
Federal Home Loan Bank advances	6,290	3,367	19,361	7,594
Long-term debt	1,810	810	4,295	2,210
Securities sold under repurchase agreements	693	—	693	—
Short-term borrowings	637	18	739	31
Total interest expense	34,705	13,980	86,048	35,385

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	71,582	52,835	198,764	139,922
PROVISION FOR LOAN LOSSES	4,500	5,000	13,370	11,750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,082	47,835	185,394	128,172

NONINTEREST INCOME
Letters of credit fees and commissions	2,029	1,782	6,533	5,971
Branch fees	1,858	1,693	5,143	5,327
Net gain on investment securities available-for-sale	1,786	678	3,519	1,481
Income from life insurance policies	873	694	2,436	2,268
Ancillary loan fees	645	848	1,774	2,242
Income from secondary market activities	130	82	1,314	1,133
Net gain on disposal of fixed assets	12	911	40	931
Other operating income	494	520	1,532	2,146
Total noninterest income	7,827	7,208	22,291	21,499

NONINTEREST EXPENSE
Compensation and employee benefits	12,979	9,386	38,318	27,693
Occupancy and equipment expense	3,736	2,812	10,426	7,748
Deposit-related expenses	2,326	1,253	6,088	3,389
Amortization of investments in affordable housing partnerships	1,581	1,784	4,971	5,559
Amortization of premiums on deposits acquired	782	575	1,988	1,612
Data processing	717	566	1,940	1,534
Deposit insurance premiums and regulatory assessments	258	211	709	572
Other operating expenses	7,927	6,655	21,985	16,003
Total noninterest expense	30,306	23,242	86,425	64,110
INCOME BEFORE PROVISION FOR INCOME TAXES	44,603	31,801	121,260	85,561
PROVISION FOR INCOME TAXES	16,020	11,402	43,695	30,188
NET INCOME	$28,583	$20,399	$77,565	$55,373

PER SHARE INFORMATION
BASIC EARNINGS PER SHARE	$0.54	$0.40	$1.47	$1.10
DILUTED EARNINGS PER SHARE	$0.52	$0.39	$1.43	$1.07
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	53,261	51,210	52,615	50,137
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	54,822	52,884	54,222	51,752

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity

BALANCE, DECEMBER 31, 2003	$54	$171,491	$228,242	$(3,153)	$(35,986)	$1,335		$361,983
Comprehensive income
Net income for the period			55,373				$55,373	55,373
Net unrealized gain on securities						101	101	101
Comprehensive income							$55,474
Stock compensation cost				1,020				1,020
Tax benefit from option exercise		4,445						4,445
Issuance of 427,866 shares under
Stock Option Plan		3,220						3,220
Issuance of 49,310 shares under
Employee Stock Purchase Plan		896						896
Issuance of 1,622,844 shares pursuant
to Private Placement	2	38,488						38,490
Issuance of 56,718 shares under
Restricted Stock Plan		1,526		(1,526)				-
Issurance of 3,290 shares under Directors'
Restricted Stock Plan		100		(100)				-
Issuance of 3,288 shares in lieu of
Board of Director retainer fees		100						100
Cancellation of 21,498 shares due to
forfeitures of issued restricted stock				495	(495)			-
Issuance of 120,000 shares under
Stock Warrants Agreement		1,600						1,600
Issuance of 1,199,578 shares pursuant to
Trust Bank acquisition	1	32,887						32,888
Dividends paid on common stock			(7,471)					(7,471)
BALANCE, SEPTEMBER 30, 2004	$57	$254,753	$276,144	$(3,264)	$(36,481)	$1,436		$492,645

BALANCE, DECEMBER 31, 2004	$57	$260,152	$296,175	$(5,422)	$(36,649)	$(4)		$514,309
Comprehensive income
Net income for the period			77,565				$77,565	77,565
Net unrealized loss on securities						(3,206)	(3,206)	(3,206)
Comprehensive income							$74,359
Stock compensation cost				2,092				2,092
Tax benefit from option exercise		1,497						1,497
Issuance of 156,434 shares under
Stock Option Plan	1	1,902						1,903
Issuance of 54,818 shares under
Employee Stock Purchase Plan		1,565						1,565
Issuance of 108,610 shares under
Restricted Stock Plan		4,029		(4,029)				-
Issuance of 3,522 shares under
Directors' Restricted Stock Plan		121		(121)				-
Issuance of 3,303 shares in lieu of
Board of Director retainer fees		112						112
Cancellation of 29,966 shares due to
forfeitures of issued restricted stock				957	(957)			-
Issuance of 120,000 shares under
Stock Warrants Agreement		1,600						1,600
Issuance of 3,138,701 shares pursuant to
United National Bank acquistion	3	106,713						106,716
Issuance of 18,241 shares to employees		618						618
Dividends paid on common stock			(7,896)					(7,896)
BALANCE, SEPTEMBER 30, 2005	$61	$378,309	$365,844	$(6,523)	$(37,606)	$(3,210)		$696,875

	Nine Months Ended
Disclosure of reclassification amounts:	September 30, 2005	September 30, 2004
	(In thousands)
Unrealized holding (loss) gain on securities arising during period, net of tax benefit (expense) of $844 in 2005 and $(709) in 2004	$(1,165)	$980
Less: Reclassification adjustment for gains included in net income, net of tax expense of $1,478 in 2005 and $636 in 2004	2,041	879
Net unrealized (loss) gain on securities, net of tax benefit (expense) of $2,322 in 2005 and $(73) in 2004	$(3,206)	$101

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,565	$55,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,128	8,966
Stock compensation cost	2,092	1,020
Deferred tax benefit	(4,370)	(4,693)
Provision for loan losses	13,370	11,750
Net gain on sales of investment securities, loans and other assets	(4,588)	(3,560)
Federal Home Loan Bank stock dividends	(1,537)	(740)
Proceeds from sale of loans held for sale	85,385	79,928
Originations of loans held for sale	(84,414)	(79,261)
Tax benefit from stock options exercised	1,497	4,445
Net change in accrued interest receivable and other assets	3,269	(4,909)
Net change in accrued expenses and other liabilities	8,381	(5,455)
Total adjustments	26,213	7,491
Net cash provided by operating activities	103,778	62,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(935,658)	(1,307,802)
Purchases of:
Securities purchased under resale agreements	(50,000)	—
Investment securities available-for-sale	(284,896)	(311,325)
Loans receivable	(1,988)	(2,639)
Federal Home Loan Bank stock	(13,440)	(26,296)
Federal Reserve Bank stock	(2,379)	(6,923)
Investments in affordable housing partnerships	(12)	(11,081)
Premises and equipment	(3,774)	(3,943)
Proceeds from sale of:
Investment securities available-for-sale	225,875	202,990
Premises and equipment	3	4,139
Maturity of certificate of deposit	100	594
Repayments, maturity and redemption of investment securities available-for-sale	104,784	155,591
Redemption of Federal Home Loan Bank stock	15,228	4,321
Cash obtained from acquisitions, net of cash paid	49,077	15,889
Net cash used in investing activities	(897,080)	(1,286,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	742,542	807,428
Net increase (decrease) in short-term borrowings	182,000	(12,000)
Net (decrease) increase in Federal Home Loan Bank advances	(377,750)	351,700
Proceeds from securities sold under repurchase agreements	200,000	—
Repayment of notes payable on affordable housing investments	(1,823)	(1,200)
Proceeds from issuance of long-term debt	95,000	10,000
Payment of debt issue cost	(80)	—
Proceeds from issuance of common stock	—	38,490
Proceeds from common stock options exercised	1,903	3,220
Proceeds from stock warrants exercised	1,600	1,600
Proceeds from Employee Stock Purchase Plan	1,565	896
Dividends paid on common stock	(7,896)	(7,471)
Net cash provided by financing activities	837,061	1,192,663
NET INCREASE IN CASH AND CASH EQUIVALENTS	43,759	(30,958)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,075	141,589
CASH AND CASH EQUIVALENTS, END OF PERIOD	$136,834	$110,631
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$81,350	$34,550
Income tax payments, net	40,157	44,977
Noncash investing and financing activities:
Loans exchanged for investment securities available-for-sale	117,305	24,619
Issurance of common stock pursuant to acquisitions	106,716	32,888
Issurance of common stock to employees	618	—
Issurance of common stock in lieu of Board of Director retainer fees	112	100
Real estate acquired through foreclosure	—	299
Real estate investment financed through notes payable	—	5,291

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2005 and 2004
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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to prior period noninterest income and noninterest expense in order to conform to the current period presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. The adoption of this Statement on January 1, 2005 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company will adopt this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock options. Management does not anticipate that adoption will have a material effect on the Company’s results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as subsequently disclosed in this footnote.

 In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.

Stock-Based Compensation

The Company issues fixed stock options to certain employees, officers, and directors. SFAS No. 123 encourages, but does not require, companies to account for stock options using the fair value method, which generally results in compensation expense recognition. As permitted by SFAS No. 123, the Company accounts for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$28,583	$20,399	$77,565	$55,373

Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	418	210	1,214	591

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards
subject to SFAS No. 123, net of related tax effects	(1,051)	(492)	(2,411)	(1,468)
Net income, pro forma	$27,950	$20,117	$76,368	$54,496

Basic earnings per share
As reported	$0.54	$0.40	$1.47	$1.10
Pro forma	$0.52	$0.39	$1.45	$1.09

Diluted earnings per share
As reported	$0.52	$0.39	$1.43	$1.07
Pro forma	$0.51	$0.38	$1.41	$1.05

The weighted average fair value for options granted during the nine months ended September 30, 2005 and 2004 was $9.32 and $6.52, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0.6%	0.7%	0.5%	0.8%
Expected volatility	28.3%	29.9%	28.1%	30.6%
Risk-free interest rate	4.1%	2.8%	4.0%	2.4%
Expected lives	3.5 years	3.5 years	3.5 years	3.5 years

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

At the close of business September 6, 2005, the Company completed the acquisition of United National Bank (“UNB”), a commercial bank headquartered in San Marino, California. The purchase price was $177.9 million with sixty percent paid in stock and the remainder in cash. The results of UNB’s operations have been included in the Company’s consolidated financial statements since that date. The acquisition was accounted for under the purchase method of accounting and accordingly, all assets and liabilities of UNB were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of $100.7 million and core deposit premium of $15.0 million. The core deposit premium will be amortized over its useful life, which is estimated to be seven years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value of Assets Acquired and Liabilities Assumed
(In thousands)
Cash and cash equivalents	$120,221
Investment securities available-for-sale	115,180
Loans receivable	666,693
Premises and equipment, net	10,434
Core deposit premium	15,044
Goodwill	100,688
Other assets	31,124
Total assets acquired	1,059,384
Deposits	865,070
Other liabilities	16,454
Total liabilities assumed	881,524
Net assets acquired	$177,860

4.	SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

In September 2005, the Company entered into a long-term transaction involving the purchase of securities under a resale agreement totaling $50.0 million. The resale agreement has a term of ten years with an interest rate that is fixed at 7.00% for the first two years and thereafter becomes a floating rate based on the three-month Libor plus 275 basis points. Additionally, there are no interest payments if the 30-year and 10-year 30/360 USD Semi-annual swap rates are inverted. The counterparty has the right to a quarterly call after the first two years. The collateral for the resale agreement consists of U.S. government agency securities, U.S. government sponsored enterprise securities and AA or better rated mortgage-backed securities.

Additionally, in August and September 2005, the Company entered into four long-term transactions involving the sale of securities under repurchase agreements totaling $200.0 million. The terms for these four repurchase agreements range from seven to ten years. The rates are all initially floating rate for the first one to three years, ranging from the three-month Libor minus 80 basis points to three-month Libor minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.08% to 4.55%. We have a one time call option on all of the repurchase agreements when the rates change from a floating to a fixed rate. The collateral for the repurchase agreements consist of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were acquired or sold. The Company’s policy is to obtain possession of securities purchased under resale agreements that is equal to or greater than the principal amount loaned. The market value of the underlying securities, which collateralize the related receivable on resale agreements, is monitored, including accrued interest. Additional collateral may be requested from the counterparty when determined to be appropriate. The Company may also have to provide additional collateral for the repurchase agreements, as necessary.

5.	DEBT ISSUANCES

On September 6, 2005, the Company issued $20.0 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VI (“Trust VI”), a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VI to the Company and are included in long-term debt in the accompanying Condensed Consolidated Statement of Financial Condition. The securities issued by Trust VI have a scheduled maturity of September 15, 2035 and bear interest at a per annum rate based on the three-month Libor plus 150 basis points, payable on a quarterly basis. At September 30, 2005, the interest rate on the junior subordinated debt was 5.26%. The junior subordinated debt was issued to obtain Tier I capital for regulatory reporting purposes.

Also, on September 23, 2005, the Company issued an additional $25.0 million in subordinated debt in a private placement transaction, as an amendment to the $50.0 million subordinated debt agreement entered into on April 28, 2005. The amendment also extends the maturity of the original $50.0 million subordinated debt to September 23, 2015. Correspondingly, the additional $25.0 million in subordinated debt also has a maturity of September 23, 2015. The additional $25.0 million issued bears interest at a fixed per annum rate of 4.98% until October 31, 2005. Thereafter, the interest is based on the three-month Libor plus 110 basis points, payable on a quarterly basis. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included in long-term debt in the accompanying Condensed Consolidated Statement of Financial Condition.

6.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of September 30, 2005, undisbursed loan commitments and commercial and standby letters of credit amounted to $1.65 billion and $406.3 million, respectively.

Guarantees - Furthermore, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of September 30, 2005 and December 31, 2004, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $33.1 million and $39.1 million, respectively. The Company’s recourse reserve related to these loans as of September 30, 2005 and December 31, 2004 totaled $83 thousand and $59 thousand, respectively.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2005, the Company has not repurchased any loans.  As of September 30, 2005 and December 31, 2004, the amount of loans sold without recourse totaled $645.1 million and $522.8 million, respectively, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2005. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

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

7.	STOCKHOLDERS’ EQUITY

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

Earnings Per Share - The actual number of shares outstanding at September 30, 2005 was 56,073,913. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock, shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following tables set forth earnings per share calculations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005			2004
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$28,583	53,261	$0.54	$20,399	51,210	$0.40
Effect of dilutive securities:
Stock options	—	1,312	(0.02)	—	1,443	(0.01)
Restricted stock	—	135	—	—	77	—
Stock warrants	—	114	—	—	154	—

Dilutive earnings per share	$28,583	54,822	$0.52	$20,399	52,884	$0.39

	Nine Months Ended September 30,
	2005			2004
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$77,565	52,615	$1.47	$55,373	50,137	$1.10
Effect of dilutive securities:
Stock options	—	1,346	(0.04)	—	1,400	(0.03)
Restricted stock	—	136	—	—	68	—
Stock warrants	—	125	—	—	147	—

Dilutive earnings per share	$77,565	54,222	$1.43	$55,373	51,752	$1.07

Quarterly Dividends - The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.05 per share payable on or about August 16, 2005 to shareholders of record on August 4, 2005. Cash dividends totaling $2.6 million were paid to the Company’s shareholders during the third quarter of 2005.

8.	BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company’s remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in “Other.” Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment primarily generates commercial loans (including commercial real estate loans) and deposits through the efforts of commercial lending officers located in the Bank’s Southern and Northern California production offices. The treasury department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank’s portfolio of single family and multifamily residential loans.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)

Interest income	$35,116	$47,619	$8,176	$14,153	$1,223	$106,287
Charge for funds used	(20,913)	(27,429)	(8,649)	(9,012)	—	(66,003)
Interest spread on funds used	14,203	20,190	(473)	5,141	1,223	40,284
Interest expense	(16,498)	(2,366)	(15,841)	—	—	(34,705)
Credit on funds provided	38,556	5,482	21,965	—	—	66,003
Interest spread on funds provided	22,058	3,116	6,124	—	—	31,298
Net interest income	$36,261	$23,306	$5,651	$5,141	$1,223	$71,582
Depreciation and amortization	$1,457	$119	$(458)	$239	$967	$2,324
Segment pretax profit	$16,729	$19,699	$5,088	$3,076	$11	$44,603
Segment assets as of September 30, 2005	$1,711,258	$2,401,139	$833,954	$2,555,291	$436,736	$7,938,378

	Three Months Ended September 30, 2004
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)

Interest income	$21,252	$30,924	$4,096	$9,734	$809	$66,815
Charge for funds used	(9,466)	(13,172)	(819)	(5,220)	—	(28,677)
Interest spread on funds used	11,786	17,752	3,277	4,514	809	38,138
Interest expense	(7,398)	(946)	(5,636)	—	—	(13,980)
Credit on funds provided	16,348	1,945	10,384	—	—	28,677
Interest spread on funds provided	8,950	999	4,748	—	—	14,697
Net interest income	$20,736	$18,751	$8,025	$4,514	$809	$52,835
Depreciation and amortization	$1,139	$102	$246	$376	$1,164	$3,027
Segment pretax profit	$8,010	$17,294	$2,123	$4,304	$70	$31,801
Segment assets as of September 30, 2004	$1,559,832	$2,325,163	$554,032	$871,297	$257,523	$5,567,847

The following tables present the operating results and other key financial measures for the individual operating segments for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)

Interest income	$92,461	$129,715	$20,416	$39,041	$3,179	$284,812
Charge for funds used	(51,869)	(70,539)	(16,716)	(23,574)	—	(162,698)
Interest spread on funds used	40,592	59,176	3,700	15,467	3,179	122,114
Interest expense	(39,896)	(5,507)	(40,645)	—	—	(86,048)
Credit on funds provided	92,934	12,807	56,957	—	—	162,698
Interest spread on funds provided	53,038	7,300	16,312	—	—	76,650
Net interest income	$93,630	$66,476	$20,012	$15,467	$3,179	$198,764
Depreciation and amortization	$3,858	$344	$(783)	$720	$2,989	$7,128
Segment pretax profit	$42,688	$55,851	$10,433	$12,155	$133	$121,260
Segment assets as of September 30, 2005	$1,711,258	$2,401,139	$833,954	$2,555,291	$436,736	$7,938,378

	Nine Months Ended September 30, 2004
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)

Interest income	$54,408	$81,171	$12,230	$25,418	$2,080	$175,307
Charge for funds used	(22,284)	(32,751)	(3,131)	(12,907)	—	(71,073)
Interest spread on funds used	32,124	48,420	9,099	12,511	2,080	104,234
Interest expense	(20,211)	(2,175)	(12,999)	—	—	(35,385)
Credit on funds provided	41,549	4,211	25,313	—	—	71,073
Interest spread on funds provided	21,338	2,036	12,314	—	—	35,688
Net interest income	$53,462	$50,456	$21,413	$12,511	$2,080	$139,922
Depreciation and amortization	$3,116	$280	$428	$989	$4,153	$8,966
Segment pretax profit	$17,046	$49,176	$7,179	$11,903	$257	$85,561
Segment assets as of September 30, 2004	$1,559,832	$2,325,163	$554,032	$871,297	$257,523	$5,567,847

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our 2004 Annual Report on Form 10-K for the year ended December 31, 2004, and the accompanying interim unaudited condensed consolidated financial statements and notes thereto. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of September 30, 2005.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three accounting policies that, due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses and the valuation of retained interests and mortgage servicing assets related to securitizations and sales of loans. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

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

Overview

During the third quarter of 2005, we generated earnings totaling $28.6 million, or $0.54 per basic share and $0.52 per diluted share, compared with $20.4 million, or $0.40 per basic share and $0.39 per diluted share, reported during the third quarter of 2004. Consistent loan growth, an increased interest rate margin, continuing operating efficiencies and solid asset quality contributed to our earnings performance for the third quarter of 2005. The annualized return on average assets during the third quarter of 2005 was 1.62%, compared with 1.55% for the same quarter in 2004. The annualized return on average equity increased to 19.15% during the third quarter of 2005, compared to 17.84% during the same period in 2004. Based on the results of our year-to-date performance and the expected performance for the remainder of the year, we expect net income per diluted common share for the full year 2005 to be approximately 30% higher than in 2004 and be between $1.94 and $1.95. This earnings projection for the full year of 2005 also assumes a stable interest rate environment and a net interest rate margin between 4.20% and 4.25% for the fourth quarter of 2005.

A significant highlight for the third quarter of 2005 was the completion of the acquisition of United National Bank (“UNB”), as of the close of business September 6, 2005. UNB is a commercial bank headquartered in San Marino, California that provides community banking services through eleven branches, with eight located in Southern California, two in Northern California and one in Houston, Texas. A full integration of all UNB systems is scheduled for completion in early November. The acquisition of UNB added over 19,000 customer deposit accounts to the East West franchise and all of our lending and deposit products were immediately offered to these new customers. We estimate that the acquisition will be accretive to earnings by $0.02 per share for the remainder of 2005. The impact of this acquisition to 2006 earnings is expected to be approximately $0.08 per share.

Also, on September 23, 2005, the Company issued an additional $25.0 million in subordinated debt in a private placement transaction, as an amendment to the $50.0 million subordinated debt agreement entered into on April 28, 2005. The amendment extends the maturity of the original $50.0 million subordinated debt to September 23, 2015. Correspondingly, the additional $25.0 million in subordinated debt entered into also has a maturity of September 23, 2015. The additional $25.0 million issued bears interest at a fixed per annum rate of 4.98% until October 31, 2005. After that point, the interest is based on the three-month Libor plus 110 basis points, payable on a quarterly basis. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included in long-term debt in the accompanying Condensed Consolidated Statement of Financial Condition.

Furthermore, on September 6, 2005, the Company issued $20.0 million in junior subordinated debt in a private placement transaction. Similar to previous trust offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VI (“Trust VI), a wholly owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VI to the Company and are classified as junior subordinated debt and reported in the consolidated balance sheet under long-term debt. The securities issued by Trust VI have a scheduled maturity of September 15, 2035 and bear an initial interest rate of 5.26% per annum. The interest rate adjusts quarterly based on the three-month Libor plus 150 basis points. These additional issuances of capital securities provide the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes.

Total consolidated assets at September 30, 2005 increased 32% to $7.94 billion, compared with $6.03 billion at December 31, 2004, largely due to the increase in our gross loans to $6.63 billion or an increase of 29% from $5.13 billion at December 31, 2004. This increase in gross loans was largely driven by our organic loan growth. Excluding the impact of UNB, loan sales and securitizations, the organic loan growth was $985.0 million or 19% year to date. Additionally, the acquisition of UNB added $676.6 million in gross loans to our balance sheet.

Total average assets increased 34% to $7.08 billion during the third quarter of 2005, compared to $5.27 billion for the same quarter in 2004, primarily due to growth in average loan balances. Total average loans grew to $5.94 billion during the quarter ended September 30, 2005, an increase of 33% over the corresponding period in the prior year. The growth in average loans was driven by increases in all real estate loan sectors, including construction loans.

Total deposits increased 36% to $6.13 billion at September 30, 2005, compared with $4.52 billion at December 31, 2004. Excluding the $865.1 million in deposits acquired from UNB, organic deposit growth year to date was $742.5 million, or 16%. This organic growth is comprised of 17% or $378.1 million growth in total core deposits, or non-time deposit accounts, and 16% or $364.5 million growth in time deposits. Total average deposits rose 36% during the third quarter of 2005 to $5.31 billion, compared to $3.89 billion for the same quarter in 2004. Compared to the third quarter of 2004, almost all deposit categories experienced double-digit gains during the third quarter of 2005, with the most significant contributions coming from time and money market deposits. The growth in time deposits and money market accounts is primarily due to retail promotions and increased customer interest towards higher interest rate products as a consequence of rising interest rates. Core deposit growth can be attributed to the Bank’s continued efforts to expand its commercial banking relationships as well as various programs at the retail branches targeted to small businesses and retail customers.

Net interest income increased 35% to $71.6 million during the quarter ended September 30, 2005, compared with $52.8 million during the same quarter in 2004. The substantial increase in net interest income is due to the significant loan growth experienced during the past year, partially offset by increases in both the volume and rates paid for time deposits, and money market accounts and an increase in the rates paid for FHLB advances. The net interest margin for the third quarter of 2005 remained unchanged at 4.22% compared to the same period in the prior year. Year over year, the margin is unchanged from the prior year because higher rates offered on select deposit categories and FHLB advances resulting from market competition and recent Fed rate hikes have neutralized the impact of an upward repricing of our loan portfolio. On a sequential quarter basis, the net interest margin for the third quarter of 2005 increased 7 basis points compared to 4.15% for the second quarter of 2005. The sequential quarter increase was due to an increase in the volume of average earning assets, an upward repricing of our loan portfolio as compared to deposit rates, and a decreased reliance on FHLB advances. Assuming a stable interest rate environment, we anticipate the net interest margin for the remainder of 2005 to be in the range of 4.20% to 4.25%.

Total noninterest income increased 9% to $7.8 million during the third quarter of 2005, compared with $7.2 million for the corresponding quarter in 2004. The increase is primarily attributable to net gains on investment securities available-for-sale recorded during the third quarter of 2005, partially offset by the absence of a nonrecurring gain on sale of bank premises recorded during the same quarter last year.

Total noninterest expense increased 30% to $30.3 million during the third quarter of 2005, compared with $23.2 million for the same period in 2004. The increase in noninterest expense can be correlated to the substantial growth in loans and deposits that the Bank has experienced during the past year. Increases in compensation and employee benefits and occupancy expenses were the primary contributors to the rise in noninterest expense during the third quarter of 2005. In addition to overall organic growth, the acquisitions of Trust Bank during August 2004 and UNB on September 6, 2005 further contributed to higher expenses during this period. Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships), divided by the aggregate of net interest income before provision for loan losses and noninterest income remained unchanged at 35% during the third quarter of 2005, compared to the same period in 2004. We believe that an efficiency ratio of approximately 36% is achievable for the full year of 2005.

Total nonperforming assets totaled $17.4 million, or 0.22% of total assets at September 30, 2005, compared with $5.9 million, or 0.10%, at December 31, 2004. The allowance for loan losses totaled $67.4 million at September 30, 2005, or 1.02% of outstanding total loans, compared to $50.9 million or 0.99% of outstanding total loans at December 31, 2004. Net loan chargeoffs totaled $1.1 million, or an annualized 0.08% of average loans, during the third quarter of 2005, compared with $3.3 million, or an annualized 0.30% of average loans, during the same quarter in 2004. We anticipate our overall asset quality to remain sound throughout the remainder of 2005. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below an annualized 0.35% of average loans in 2005.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 8.74%, a total risk-based capital ratio of 10.93%, and a Tier 1 leverage ratio of 8.83% at September 30, 2005. As mentioned earlier, we issued a total of $45.0 million in long-term debt during the third quarter of 2005 to supplement our liquidity and capital sources. Subordinated debt qualifies as Tier II capital and junior subordinated debt qualifies as Tier I capital for regulatory reporting purposes.

Results of Operations

We reported third quarter 2005 net income of $28.6 million, or $0.54 per basic share and $0.52 per diluted share, compared with $20.4 million, or $0.40 per basic share and $0.39 per diluted share, reported during the third quarter of 2004. The 40% increase in net income is primarily attributable to higher net interest income and noninterest-related revenues, partially offset by higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets increased to 1.62% for the quarter ended September 30, 2005, from 1.55% for the same period in 2004. The annualized return on average stockholders’ equity increased to 19.15% for the third quarter of 2005, compared with 17.84% for the second quarter of 2004.

Net income for the nine months ended September 30, 2005 increased to $77.6 million, or $1.47 per basic share and $1.43 per diluted share, compared with $55.4 million, or $1.10 per basic share and $1.07 per diluted share, reported during the same period in 2004. The 40% increase in net income is largely attributable to higher net interest income, partially offset by a higher provision for loan losses, higher operating expenses, and a higher provision for income taxes. Our annualized return on average total assets for the nine months ended September 30, 2005 reflected no change from 1.56% for the same period in 2004. For the first nine months of 2005, the annualized return on average stockholders’ equity increased to 18.67% from 17.77% for the same period in 2004.

Components of Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Net interest income	$71.6	$52.8	$198.8	$139.9
Provision for loan losses	(4.5)	(5.0)	(13.4)	(11.7)
Noninterest income	7.8	7.2	22.3	21.5
Noninterest expense	(30.3)	(23.2)	(86.4)	(64.1)
Provision for income taxes	(16.0)	(11.4)	(43.7)	(30.2)
Net income	$28.6	$20.4	$77.6	$55.4

Annualized return on average total assets	1.62%	1.55%	1.56%	1.56%
Annualized return on average stockholders' equity	19.15%	17.84%	18.67%	17.77%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the third quarter of 2005 totaled $71.6 million, a 35% increase over net interest income of $52.8 million for the same period in 2004.

Total interest and dividend income during the quarter ended September 30, 2005 increased 59% to $106.3 million, compared with $66.8 million during the same period in 2004. Correspondingly, year-to-date interest and dividend income increased 62% to $284.8 million, compared with $175.3 million during the same period in 2004. The increase in interest and dividend income during both the third quarter and the first nine months of 2005 is attributable to the robust growth in average earning assets. Average earning assets grew $1.75 billion during the quarter ended September 30, 2005 and $1.85 billion during the nine months ended September 30, 2005, representing an increase of 35% and 42% for the third quarter and first nine months of 2005, respectively. The net growth in average earning assets for both periods was largely funded by increases in time deposits, money market accounts, noninterest-bearing demand deposits, FHLB advances, repurchase agreements, and additional long-term debt.

Total interest expense during the third quarter of 2005 increased 148% to $34.7 million, compared with $14.0 million for the same period a year ago. Similarly, year-to-date interest expense through September 30, 2005 increased 143% to $86.0 million, compared with $35.4 million for the same period a year ago. The increase in interest expense during the third quarter of 2005 can be attributed to both the significant growth in average interest-bearing liabilities, predominantly time deposits and money market accounts, as well as higher rates paid on all categories of interest-bearing liabilities. The increase in interest expense during the first nine months of 2005 can also be attributed to both the significant growth in average interest-bearing liabilities, predominantly time deposits, FHLB advances and money market accounts, as well as higher rates paid on substantially all categories of interest-bearing liabilities. Higher rates paid on deposits reflect the continuing increases in interest rates and the sustained pricing competition in the deposit market.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, remained unchanged at 4.22% for the third quarter of 2005, as compared to the same period in 2004. For the first nine months of 2005, the net interest margin increased by 2 basis points to 4.22%, from 4.20% for the corresponding period in the prior year. The overall yield on earning assets increased 93 basis points to 6.27% during the third quarter of 2005, from 5.34% in 2004. Similarly, the overall yield on earning assets for the first nine months of 2005 increased 79 basis points to 6.05%, compared with 5.26% for the same period last year. The increase in overall yields on earning assets for both periods is primarily due to the significant growth in loans, compounded by several progressive Federal Reserve interest rate increases during the past year.

Our overall cost of funds for the three months ended September 30, 2005 increased by 117 basis points to 2.66% from 1.49% in the prior year period. Likewise, our overall cost of funds for the nine months ended September 30, 2005 increased by 94 basis points to 2.37% from 1.43% in the prior year period. The rise in the cost of funds for both periods can be primarily attributed to increased reliance on time deposits to fund our continued loan growth, higher overall market interest rates, and higher rates paid on all deposit categories due to heightened market competition. Additionally, the higher cost of funds year-to-date through September 30, 2005 compared to the same period last year also reflects a significantly increased utilization of FHLB advances as a funding alternative. During the third quarter of 2005, the lower reliance on FHLB advances on a sequential quarter basis reflects our increased shift towards other funding sources, including repurchase agreements and other long-term debt.

Although we remain reliant on time deposits and we have recently entered into more long-term borrowing arrangements as alternative funding sources to support our loan growth, we continue to focus on growing noninterest-bearing demand deposits as a significant funding source. Average noninterest-bearing demand deposits increased 25% to $1.21 billion during the quarter ended September 30, 2005, compared with $964.8 million during the same quarter in 2004. Similarly, average noninterest-bearing demand deposits increased 20% to $1.12 billion during the first nine months of 2005, compared with $926.3 million during the same period in 2004.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$9,655	78	3.21%	$22,712	$85	1.49%
Securities purchased under resale agreements	12,500	224	7.11%	—	—	—
Investment securities available-for-sale (2)(3)(4)	711,660	7,181	4.00%	469,550	3,563	3.02%
Loans receivable (2)(5)	5,935,822	98,110	6.56%	4,448,099	62,655	5.60%
FHLB and FRB stock	60,882	694	4.52%	40,330	512	5.05%
Total interest-earning assets	6,730,519	106,287	6.27%	4,980,691	66,815	5.34%

Noninterest-earning assets:
Cash and due from banks	110,124			92,808
Allowance for loan losses	(59,976)			(44,806)
Other assets	297,079			243,409
Total assets	$7,077,746			$5,272,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	338,523	662	0.78%	$287,506	275	0.38%
Money market accounts	733,825	4,162	2.25%	460,529	1,285	1.11%
Savings deposits	337,370	267	0.31%	329,466	123	0.15%
Time deposits less than $100,000	853,497	4,915	2.28%	715,932	3,014	1.67%
Time deposits $100,000 or greater	1,842,909	15,269	3.29%	1,136,633	5,088	1.78%
Short-term borrowings	68,701	637	3.68%	4,014	18	1.78%
Federal Home Loan Bank advances	803,688	6,290	3.11%	771,002	3,367	1.74%
Securities sold under repurchase agreements	91,848	693	2.99%	—	—	—
Long-term debt	115,253	1,810	6.23%	42,012	810	7.67%
Total interest-bearing liabilities	5,185,614	34,705	2.66%	3,747,094	13,980	1.49%

Noninterest-bearing liabilities:
Demand deposits	1,208,118			964,794
Other liabilities	86,902			102,768
Stockholders' equity	597,112			457,446
Total liabilities and stockholders' equity	$7,077,746			$5,272,102
Interest rate spread			3.61%			3.85%
Net interest income and net interest margin		$71,582	4.22%		$52,835	4.22%

(1)	Annualized.

(2)
Includes amortization of premiums and accretion of discounts on investment securities totaling $(381) thousand and $245 thousand, respectively, for the three months ended September 30, 2005 and 2004. Includes the accretion of discounts on loans receivable totaling $197 thousand and $354 thousand, respectively, for the three months ended September 30, 2005 and 2004. Also includes the amortization of deferred loan fees totaling $968 thousand and $744 thousand, respectively, for the three months ended September 30, 2005 and 2004.

(3)	Average balances exclude unrealized gains or losses on investment securities available-for-sale.

(4)	The yields are not presented on a tax-equivalent basis as the effects are not material.

(5)	Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$8,173	$177	2.90%	$70,890	$607	1.14%
Securities purchased under resale agreements	4,213	224	7.11%	—	—	—
Investment securities available-for-sale (2)(3)(4)	639,763	18,020	3.77%	431,451	10,791	3.34%
Loans receivable (2)(5)	5,582,437	264,340	6.33%	3,914,055	162,895	5.56%
FHLB and FRB stock	60,415	2,051	4.54%	31,288	1,014	4.33%
Total interest-earning assets	6,295,001	284,812	6.05%	4,447,684	175,307	5.26%

Noninterest-earning assets:
Cash and due from banks	104,035			87,556
Allowance for loan losses	(56,021)			(42,807)
Other assets	270,056			225,739
Total assets	$6,613,071			$4,718,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$334,127	1,909	0.76%	$283,054	743	0.35%
Money market accounts	651,005	10,175	2.09%	381,914	2,836	0.99%
Savings deposits	327,775	657	0.27%	316,116	338	0.14%
Time deposits less than $100,000	809,061	13,430	2.22%	694,952	8,310	1.60%
Time deposits $100,000 or greater	1,647,462	34,789	2.82%	1,009,866	13,323	1.76%
Short-term borrowings	27,242	739	3.63%	2,545	31	1.63%
Federal Home Loan Bank advances	947,819	19,361	2.73%	579,886	7,594	1.75%
Securities sold under repurchase agreements	30,952	693	2.99%	—	—	—
Long-term debt	88,485	4,295	6.49%	35,916	2,210	8.22%
Total interest-bearing liabilities	4,863,928	86,048	2.37%	3,304,249	35,385	1.43%

Noninterest-bearing liabilities:
Demand deposits	1,115,316			926,339
Other liabilities	80,033			71,996
Stockholders' equity	553,794			415,588
Total liabilities and stockholders' equity	$6,613,071			$4,718,172
Interest rate spread			3.68%			3.83%
Net interest income and net interest margin		$198,764	4.22%		$139,922	4.20%

(1)	Annualized.

(2)
Includes amortization of premiums and accretion of discounts on investment securities totaling $(490) thousand and $458 thousand, respectively, for the nine months ended September 30, 2005 and 2004. Includes the accretion of discounts on loans receivable totaling $603 thousand and $933 thousand, respectively, for the nine months ended September 30, 2005 and 2004. Also includes the amortization of deferred loan fees totaling $2.9 million and $1.9 million, respectively, for the nine months ended September 30, 2005 and 2004.

(3)	Average balances exclude unrealized gains or losses on investment securities available-for-sale.

(4)	The yields are not presented on a tax-equivalent basis as the effects are not material.

(5)	Average balances include nonperforming loans.

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

	Three Months Ended September 30, 2005 vs 2004			Nine Months Ended September 30, 2005 vs 2004
	Total Change	Changes Due to Volume (1)	Rates (1)	Total Change	Changes Due to Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNINGS ASSETS:
Short-term investments	$(7)	$(67)	$60	$(430)	$(838)	$408
Securities purchased under resale agreements	224	224	—	224	224	—
Investment securities available-for-sale	3,618	2,216	1,402	7,229	5,731	1,498
Loans receivable	35,455	23,497	11,958	101,445	76,664	24,781
FHLB and FRB stock	182	239	(57)	1,037	987	50
Total interest and dividend income	$39,472	$26,109	$13,363	$109,505	$82,768	$26,737

INTEREST-BEARING LIABILITIES:
Checking accounts	$387	$56	$331	$1,166	$155	$1,011
Money market accounts	2,877	1,054	1,823	7,339	2,858	4,481
Savings deposits	144	3	141	319	13	306
Time deposits less than $100,000	1,901	657	1,244	5,120	1,522	3,598
Time deposits $100,000 or greater	10,181	4,312	5,869	21,466	11,001	10,465
Short-term borrowings	619	581	38	708	629	79
Federal Home Loan Bank advances	2,923	149	2,774	11,767	6,251	5,516
Securities sold under repurchase agreements	693	693	—	693	693	—
Long-term debt	1,000	1,012	(12)	2,085	2,313	(228)
Total interest expense	$20,725	$8,517	$12,208	$50,663	$25,435	$25,228
CHANGE IN NET INTEREST INCOME	$18,747	$17,592	$1,155	$58,842	$57,333	$1,509

(1)	Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $4.5 million for the third quarter of 2005, compared to $5.0 million for the same period in 2004. For the first nine months of 2005, the provision for loan losses totaled $13.4 million, compared to $11.8 million for the same period in 2004. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Letters of credit fees and commissions	$2.03	$1.78	$6.53	$5.97
Branch fees	1.86	1.69	5.14	5.33
Net gain on investment securities available-for-sale	1.79	0.68	3.52	1.48
Income from life insurance policies	0.87	0.69	2.44	2.27
Ancillary loan fees	0.64	0.85	1.77	2.24
Income from secondary market activities	0.13	0.08	1.31	1.13
Net gain on disposal of fixed assets	0.01	0.91	0.04	0.93
Other operating income	0.50	0.53	1.54	2.15
Total	$7.83	$7.21	$22.29	$21.50

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

Noninterest income increased 9% to $7.8 million during the three months ended September 30, 2005 from $7.2 million for the same quarter in 2004, primarily due to higher net gains on available-for-sale securities and increased income from secondary market activities, partially offset by a decrease in net gain on disposal of fixed assets. During the third quarter of 2004, we recorded a gain from the sale of bank premises amounting to $911 thousand. There were no such gains recorded during the same period in 2005. For the first nine months of 2005, noninterest income increased 4% to $22.3 million, as compared to $21.5 million for the same period in the prior year. The increase in noninterest income for the first nine months of 2005 is predominantly due to higher net gains on investment securities available-for-sale and an increase in letters of credit fees and commissions, partially offset by a decrease in net gain from the sale of fixed assets and other operating income.

Net gains on investment securities available-for-sale increased to $1.8 million for the third quarter of 2005 primarily from the sale of mortgage-backed securities, compared to a net gain of $678 thousand for the same quarter in 2004. Included in the net gain on investment securities for the third quarter of 2005 is approximately $180 thousand in net gain from sales of U.S government sponsored enterprise debt securities and mortgage-backed securities acquired through UNB. For the first nine months of 2005, net gains on investment securities available-for-sale increased 138% to $3.5 million, compared to $1.5 million for the same period in 2004.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees generated from the issuance and maintenance of standby letters of credit, increased 14% to $2.0 million for the third quarter of 2005, compared to $1.8 million for the same period in the prior year. For the first nine months of 2005, letters of credit fees and commissions increased 9% to $6.5 million, compared to $6.0 million for the same period in 2004. The increase in letters of credit fees and commissions for both the third quarter and first nine months of 2005 was due to an increase in maintenance fees related to the issuance of standby letters of credit and an increase in commissions generated from export trade finance activities.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Compensation and other employee benefits	$12.98	$9.39	$38.32	$27.69
Occupancy and equipment expense	3.74	2.81	10.43	7.75
Deposit-related expenses	2.33	1.25	6.09	3.39
Amortization of investments in affordable housing partnerships	1.58	1.78	4.97	5.56
Amortization of premiums on deposits acquired	0.78	0.58	1.99	1.61
Data processing	0.72	0.57	1.94	1.53
Deposit insurance premiums and regulatory assessments	0.26	0.21	0.71	0.57
Other operating expenses	7.92	6.65	21.98	16.01
Total	$30.31	$23.24	$86.43	$64.11

Efficiency Ratio (1)	35%	35%	36%	35%

(1)
Represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and equipment expenses and other operating expenses increased 30% to $30.3 million during the third quarter of 2005, from $23.2 million for the same quarter in 2004. For the first nine months of 2005, noninterest expense increased 35% to $86.4 million, compared with $64.1 million during the same period in 2004.

Compensation and employee benefits increased 38% to $13.0 million during the third quarter of 2005, compared to $9.4 million for the same quarter in 2004. For the first nine months of 2005, compensation and employee benefits also rose 38% to $38.3 million, compared with $27.7 million during the same period a year ago. The rise in compensation and employee benefits for both periods is due to the addition of relationship officers and operational personnel to enhance and support our loan and deposit growth. Increased staffing levels related to the acquisitions of Trust Bank in August 2004 and UNB in September 2005, and the impact of annual salary adjustments for existing employees further contributed to the rise in compensation expense and employee benefits during the third quarter and first nine months of 2005 as compared to the same periods in 2004.

Occupancy and equipment expenses increased 33% to $3.7 million during the third quarter of 2005, compared with $2.8 million during the same period in 2004. For the first nine months of 2005, occupancy and equipment expenses totaled $10.4 million, compared to $7.7 million for the first nine months of 2004, representing an increase of 35%. The increase in occupancy expenses for both periods can be attributed to additional rent expense from the four branches acquired from Trust Bank in August 2004 and the eleven branches acquired from UNB in September 2005. Furthermore, we entered into a new lease agreement during the third quarter of 2004 for the relocation of the Company’s corporate headquarters, scheduled to be completed by the end of 2005.

Deposit-related expenses increased 86% to $2.3 million and 80% to $6.1 million during the third quarter and first nine months of 2005, respectively, compared to $1.3 million and $3.4 million for the corresponding periods in 2004. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are partially recovered by the Bank through subsequent account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 19% to $7.9 million for the third quarter of 2005, from $6.7 million for the same quarter in 2004. Other operating expenses increased 37% to $22.0 million for the first nine months of 2005, from $16.0 million for the same period in 2004. The increase in other operating expenses is largely due to additional expenses incurred to support our overall expansion.

Our efficiency ratio remained relatively stable at 35% and 36% for the quarter and nine months ended September 30, 2005, compared to 35% and 35%, respectively, for the corresponding periods in 2004. Although the Bank has experienced significant expansion and growth, we have maintained a stable efficiency ratio due to a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 41% to $16.0 million for the third quarter of 2005, compared with $11.4 million for the same quarter in 2004. For the first nine months of 2005, the provision for taxes totaled $43.7 million, a 45% increase from the $30.2 million income tax expense recorded for the same period a year ago. The increase in the tax provision is primarily attributable to a 40% and 42% increase in pretax earnings during the third quarter and first nine months of 2005, respectively. The provision for income taxes reflects the utilization of tax credits totaling $1.5 million for both the third quarters of 2005 and 2004. The third quarter 2005 provision reflects an effective tax rate of 35.92%, compared with 35.85% for the corresponding period in 2004. For the first nine months of 2005, the effective tax rate of 36.03% reflects tax credits of $4.3 million, compared with an effective tax rate of 35.28% for the nine months of 2004 reflecting tax credits of $4.4 million.

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

Balance Sheet Analysis

Our total assets increased 32%, to $7.94 billion, as of September 30, 2005, relative to total assets of $6.03 billion at December 31, 2004. This increase of $1.91 billion includes the $1.06 billion impact of the acquisition of UNB that occurred on the close of business September 6, 2005. Aside from the assets and liabilities acquired through UNB, the increase in total assets resulted primarily from increases in net loans of $810.8 million and investment securities available-for-sale of $184.0 million. These increases were largely funded by organic increases in deposits of $742.5 million and the issuance of additional long-term debt totaling $95.6 million.

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 34% to $718.6 million as of September 30, 2005, compared with $534.5 million at December 31, 2004. During the nine months ended September 30, 2005, total repayments, maturities and redemptions totaled $104.8 million while proceeds from sales of available-for-sale securities, including investment securities acquired from UNB, amounted to $225.9 million. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $284.9 million. We recorded net gains totaling $3.5 million on sales of available-for-sale securities during the first nine months of 2005.

During the third quarter of 2005, we obtained investment securities with a net carrying value of $115.2 million through the acquisition of UNB. These securities consisted of U.S. government sponsored enterprise debt securities, mortgage-backed securities, and collateralized mortgage obligations. All of these acquired securities were sold during the third quarter of 2005, resulting in a gain of $178 thousand.

Furthermore, during the first nine months of 2005, we securitized $117.3 million in multifamily loans through Federal National Mortgage Association (“FNMA”). These guaranteed mortgage securitizations were performed for capital management purposes and all of the resulting securities were retained in our available-for-sale investment portfolio. The securitizations were accounted for as pass-through transactions which did not generate any gains or losses to operations.

The Company performs regular impairment analyses on the investment securities available-for-sale portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment writedown is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent on holding the securities until the fair values recover.

The increase in net unrealized losses in our investment securities available-for-sale portfolio is largely a result of market interest rate fluctuations. The increase in net unrealized losses in the nine-month period ended September 30, 2005 was $5.5 million. Specifically, the increase in the net unrealized loss was largely due to a gross unrealized loss in U.S. government sponsored enterprise debt securities of $4.6 million and a gross unrealized loss in mortgage-backed securities of $1.8 million at September 30, 2005. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at September 30, 2005. The Company has the ability and the intention to hold these securities until their fair values recover. As such, management does not believe that there are any other securities that are other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2005 are warranted.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of September 30, 2005 and December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of September 30, 2005:
U.S. Treasury securities	$2,499	$—	$(5)	$2,494
U.S. Government agency securities and U.S. Government sponsored enterprise securities	519,824	—	(4,614)	515,210
Mortgage-backed securities (1)	141,699	531	(1,769)	140,461
Corporate debt securities	17,997	69	(215)	17,851
U.S. Government sponsored enterprise equity securities	42,075	585	(312)	42,348
Residual interest in securitized loans	—	192	—	192
Total investment securities available-for-sale	$724,094	$1,377	$(6,915)	$718,556

As of December 31, 2004:
U.S. Treasury securities	$2,507	$—	$(11)	$2,496
U.S. Government agency securities and U.S. Government sponsored enterprise securities	338,458	204	(2,048)	336,614
Mortgage-backed securities (2)	132,428	1,503	(279)	133,652
Corporate debt securities	18,991	—	(703)	18,288
U.S. Government sponsored enterprise equity securities	42,075	512	(139)	42,448
Residual interest in securitized loans	—	954	—	954
Total investment securities available-for-sale	$534,459	$3,173	$(3,180)	$534,452

(1)
Included in total mortgage-backed securities as of September 30, 2005 are U.S. government sponsored enterprise issuances with a book value of $123.3 million and an estimated fair value of $121.1 million.

(2)
Included in total mortgage-backed securities as of December 31, 2004 are U.S. government sponsored enterprise issuances with a book value of $106.7 million and an estimated fair value of $108.0 million.

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, multifamily residential real estate loans, commercial real estate loans, construction loans, commercial business loans which include trade finance products, and consumer loans. Loan growth continued to be strong during the first nine months of 2005. In total, gross loans receivable increased $1.49 billion, or 29% to $6.63 billion at September 30, 2005 from $5.13 billion at December 31, 2004. Excluding the impact of the $676.6 million in gross loans acquired from UNB, loan sales of $51.7 million and loan securitizations of $117.3 million, the organic loan growth year to date was $985.0 million, or an increase of 19% (26% annualized). The increase in loans during this nine-month period was primarily funded through the growth in deposits.

The growth in loans, excluding the impact of acquisition of UNB, loan sales and securitizations, is comprised of net increases in single family loans of $164.8 million or 50%, multifamily loans of $246.6 million or 22%, commercial real estate loans of $297.3 million or 12%, construction loans of $144.4 million or 41%, commercial loans of $82.0 million or 19%, trade finance loans of $37.9 million or 24% and consumer loans, including home equity lines of credit, of $12.0 million or 6%. All lending areas grew substantially in the nine-month period since December 31, 2004, with the largest dollar volume growth concentrated in the real estate loan sectors.

As mentioned previously, we securitized $117.3 million of multifamily loans through FNMA during the first nine months of 2005. We recorded approximately $1.3 million in mortgage servicing assets as a result of these securitizations as the Bank continues to service the underlying loans.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Single family	$442,036	6.7%	$327,554	6.4%
Residential, multifamily	1,296,344	19.5%	1,121,107	21.8%
Commercial and industrial real estate	3,309,761	50.0%	2,556,827	49.8%
Construction	570,935	8.6%	348,501	6.8%
Total real estate loans	5,619,076	84.8%	4,353,989	84.8%

Other loans:
Business, commercial	808,661	12.2%	594,346	11.6%
Automobile	8,161	0.1%	10,151	0.2%
Other consumer	190,210	2.9%	175,008	3.4%
Total other loans	1,007,032	15.2%	779,505	15.2%
Total gross loans	6,626,108	100.0%	5,133,494	100.0%

Unearned fees, premiums and discounts, net	(2,379)		(2,156)
Allowance for loan losses	(67,414)		(50,884)
Loans receivable, net	$6,556,315		$5,080,454

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets were $17.4 million or 0.22% of total assets at September 30, 2005 and $5.9 million or 0.10% of total assets at December 31, 2004. Nonaccrual loans totaled $12.8 million at September 30, 2005, compared with $4.9 million at year-end 2004. Loans totaling $12.2 million were placed on nonaccrual status during the third quarter of 2005. These additions to nonaccrual loans were offset by $536 thousand in loans brought current, $304 thousand in gross chargeoffs and $54 thousand in payoffs and principal paydowns. Additions to nonaccrual loans during the third quarter of 2005 were comprised of $7.4 million in commercial real estate loans, $4.6 million in construction loans, $125 thousand in commercial business loans and $44 thousand in consumer loans.

Loans past due 90 days or more but not on nonaccrual totaled $4.1 million at September 30, 2005, compared to $681 thousand at December 31, 2004. At September 30, 2005, the balance of loans past due 90 days or more but not on nonaccrual status is represented by two trade finance loans that are fully guaranteed by the Export-Import Bank of the United States. Likewise, at December 31, 2004, the balance of loans past due 90 days or more but not on nonaccrual status represented one trade finance loan that is fully guaranteed by the Export-Import Bank of the United States.

Restructured loans or loans that have had their original terms modified totaled $113 thousand at September 30, 2005, representing one commercial business loan. There were no restructured loans or loans that have had their original terms modified at December 31, 2004.

Other real estate owned (“OREO”) includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at September 30, 2005 and December 31, 2004, with a carrying value of $299 thousand, representing a condominium unit that was held as partial collateral for a commercial business loan.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)

Nonaccrual loans	$12,837	$4,924
Loans past due 90 days or more but not on nonaccrual	4,114	681
Total nonperforming loans	16,951	5,605

Restructured loans	113	—
Other real estate owned, net	299	299
Total nonperforming assets	$17,363	$5,904

Total nonperforming assets to total assets	0.22%	0.10%
Allowance for loan losses to nonperforming loans	397.70%	907.83%
Nonperforming loans to total gross loans	0.26%	0.11%

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

At September 30, 2005, we classified $13.2 million of our loans as impaired, compared with $5.6 million at December 31, 2004. There were no specific reserves on impaired loans at September 30, 2005, compared with $1.1 million at December 31, 2004. Our average recorded investment in impaired loans for the nine months ended September 30, 2005 and 2004 totaled $9.9 million and $4.2 million, respectively. During the nine months ended September 30, 2005 and 2004, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, amounted to $814 thousand and $234 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $463 thousand and $123 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2005, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At September 30, 2005, the allowance for loan losses amounted to $67.4 million, or 1.02% of total loans, compared with $50.9 million, or 0.99% of total loans, at December 31, 2004, and $46.9 million, or 0.99% of total loans, at September 30, 2004. The $16.5 million increase in the allowance for loan losses at September 30, 2005, from year-end 2004, is comprised of $9.3 million in loan loss reserves acquired from UNB, $13.4 million in additional loss provisions reduced by $4.3 million in net chargeoffs recorded during the period. Additionally, we reclassified $973 thousand and $1.8 million from the allowance for loan losses to other liabilities during the third quarter of 2005 and the first nine months of 2005, respectively. This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance lending activities. The allowance for unfunded loan commitments and off-balance sheet credit exposures is included in accrued expenses and other liabilities and amounted to $10.2 million at September 30, 2005.

The provision for loan losses of $4.5 million for the third quarter of 2005 represents a 10% decrease from the $5.0 million in loss provisions charged during the third quarter of 2004. Third quarter 2005 net chargeoffs amounted to $1.1 million and represent 0.08% annualized of average loans outstanding for the three months ended September 30, 2005. This compares to net chargeoffs of $3.3 million or 0.30% annualized of average loans outstanding for the same period in 2004. For the first nine months of 2005, the provision for loan losses totaled $13.4 million, a 14% increase from the $11.8 million provision recorded during the same period in 2004. Net chargeoffs for the first nine months of 2005 totaled $4.3 million and represents 0.10% of average loans outstanding, compared to $4.3 million and 0.15% of average loans outstanding for the same period in 2004. We continue to record loss provisions to compensate for both the sustained growth of our loan portfolio, which grew 29%, including the impact of the UNB acquisition, during the first nine months of 2005, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business and construction loans.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Allowance balance, beginning of period	$55,723	$43,999	$50,884	$39,246
Allowance from acquisition	9,290	1,583	$9,290	1,583
Reclass to allowance for unfunded loan commitments and off-balance sheet credit exposures	(973)	(368)	(1,834)	(1,385)
Provision for loan losses	4,500	5,000	13,370	11,750
Chargeoffs:
Commercial and industrial real estate	749		749
Business, commercial	503	3,408	3,971	4,833
Automobile	42	12	86	94
Other	3	—	3	6
Total chargeoffs	1,297	3,420	4,809	4,933
Recoveries:
1-4 family residential real estate	—	—	23	9
Multifamily real estate	—	—	75	26
Business, commercial	140	63	346	465
Automobile	31	45	69	141
Total recoveries	171	108	513	641
Net chargeoffs	1,126	3,312	4,296	4,292

Allowance balance, end of period	$67,414	$46,902	$67,414	$46,902
Average loans outstanding	$5,935,822	$4,448,099	$5,582,437	$3,914,055
Total gross loans outstanding, end of period	$6,626,108	$4,721,201	$6,626,108	$4,721,201
Annualized net chargeoffs to average loans	0.08%	0.30%	0.10%	0.15%
Allowance for loan losses to total gross loans at the end of period	1.02%	0.99%	1.02%	0.99%
Allowance for loan losses and unfunded loan commitments to total gross loans at the end of period	1.17%	1.15%	1.17%	1.15%

Prior to the third quarter of 2005, we utilized two primary methodologies to determine the overall adequacy of the allowance–the classification migration model and the individual loan review analysis methodology. The results from these two methodologies were compared to various ancillary analyses, including historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses to determine an overall allowance requirement amount. Largely in response to the significant growth of the Bank’s loan portfolio in the past couple of years, we have refined the classification migration analysis to take into consideration the increasing diversity and risk profiles of loans within the same loan categories. As a result of our enhanced approach to the classification migration analysis, management has determined that the individual loan review analysis methodology and separate historical loss analyses are no longer necessary in determining the overall adequacy of the allowance since the results of these analyses have been incorporated into the enhanced migration model.

Under the old classification migration approach, we utilized only six risk-rated loan pools. This now has been expanded to eighteen categories. Automobile loans and homogeneous loans, which are predominantly consumer-related credits (i.e. home equity lines, overdraft protection, and credit card loans), remain unchanged under the enhanced model. All other categories (i.e. single family, multifamily, commercial real estate, construction, and commercial business) have been broken down into additional subcategories. For example, instead of one commercial real estate loan category, this category has been segmented into six subcategories based on industry sector, namely, retail, office, industrial, land, hotel/motel, and other miscellaneous. By sectionalizing loan categories into smaller subgroups, we are better able to isolate and identify the risk associated with each subgroup based on historical loss trends.

In addition to expanding the number of loan categories, we have also expanded the loss horizon from five to thirteen years in order to better capture the Bank’s historical loss trends to make the analysis more complete and accurate. The thirteen-year loss horizon was selected because this represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio. We continue to utilize minimum loss rates as a self-correcting mechanism to better reflect the loss potential for certain categories that have little or no historical losses. Similar to the previous periods, minimum loss rates are established based on relative risk profiles for certain loan categories. However, in contrast to previous periods, the current minimum loss rates utilized under the enhanced methodology more closely reflect historical loss rates than previously utilized minimum loss rates as a result of the expanded loss horizon. For example, minimum loss rates on construction loans will be higher than minimum loss rates established for commercial real estate loans due to their riskier credit profiles. Even within various subgroups in a broad loan category such as commercial real estate, minimum loss rates are also established based on the relative risk profile of various industry sectors. Commercial real estate loans in the retail sector, for example, will have a lower minimum loss rate than commercial real estate loans in the hotel/motel sector. The allowance requirement for each pool continues to be based on the higher of historical loss factors or established minimum loss rates for each classification category (i.e. pass, special mention, substandard, and doubtful).

Besides quantitative adjustments, the enhanced classification migration methodology also utilizes qualitative adjustments which were previously considered in conjunction with the individual loan review analysis methodology. These qualitative adjustments include, but are not limited to, credit concentrations, delinquency, nonaccrual and problem loan trends, qualification of lending management and staff, and quality of the loan review system. Qualitative adjustments can either be positive or negative, and generally range from -2% to 5%. Total net qualitative adjustments for each loan pool are reflected as a percent adjustment and are calculated on top of the required allowance amount based on historical losses or minimum loss rates. By incorporating various qualitative adjustments into the migration methodology, we have essentially integrated the principles of the individual loan review analysis methodology.

Previously, we used a 10% estimation risk factor to compensate for the modeling risk associated with the classification migration and individual loan review analysis models. Additionally, we also used a 5% economic risk factor in consideration of the tenuous state of the national economy, recent corporate scandals, continuing geopolitical instability in the Middle East, and the unfavorable impact of Fed rate increases on consumer cash flows. The estimation and economic risk factors were considered unallocated reserves under the old method and totaled $6.7 million as of December 31, 2004. With the enhanced migration model, both the estimation and economic risk factors are included in the qualitative adjustments for each loan category. Although a certain degree of subjectivity is still inevitable in determining the adequacy of the loan loss allowance, it is management’s opinion that the new expanded classification migration method is more accurate in assessing the allowance requirement for each loan subcategory. In light of this, we have reduced the qualitative adjustment related to modeling risk to 2% for all loan categories.

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated. Due to the changes in methodology discussed above, a trend comparison of the allowance requirement for individual loan types at September 30, 2005 versus December 31, 2004 is no longer meaningful. We will resume this analysis in the first quarter of 2006 when the allowance requirement as of March 31, 2006 will be derived in the same manner as the requirement at year-end 2005.

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)

Single family real estate	$1,240	6.7%	$586	6.4%
Multifamily real estate	5,483	19.5%	3,703	21.8%
Commercial and industrial real estate	23,231	50.0%	15,053	49.8%
Construction	9,374	8.6%	7,082	6.8%
Business, commercial	27,421	12.2%	16,486	11.6%
Automobile	196	0.1%	510	0.2%
Consumer and other	469	2.9%	741	3.4%
Other risks	-	-	6,723	-
Total	$67,414	100.0%	$50,884	100.0%

Deposits

Deposits increased 36% to $6.13 billion at September 30, 2005, from $4.52 billion at December 31, 2004. Excluding the impact of the $865.1 million in deposits acquired from UNB, organic deposit growth amounted to $742.5 million or 16% (22% annualized). The organic deposit growth was comprised of increases in time deposit accounts of $364.5 million, or 16%, money market accounts of $268.8 million, or 53%, noninterest-bearing demand accounts of $142.5 million, or 13%, partially offset by a decrease in savings accounts of $34.0 million, or 10%. Additionally, there was little change in interest-bearing checking accounts, which increased $757 thousand. Core deposits amounted to $3.0 billion at September 30, 2005, representing 49% of total deposits, with time deposits representing the remaining 51%. This is very comparable to the 50% core deposit ratio at year-end 2004. The growth in core deposits is a reflection of the Bank’s continued focus in increasing its small and mid-sized commercial customer base. The growth in time deposits is largely a reflection of the rising interest rate environment and recent promotional time deposit products offered to retail customers.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30,	December 31,
	2005	2004
	(In thousands)
Demand deposits (non-interest bearing)	$1,380,330	$1,097,851
Checking accounts (interest bearing)	360,472	334,747
Money market accounts	881,074	507,949
Savings deposits	391,533	340,399
Total core deposits	3,013,409	2,280,946
Time deposits:
Less than $100,000	952,943	747,858
$100,000 or greater	2,163,777	1,493,713
Total time deposits	3,116,720	2,241,571
Total deposits	$6,130,129	$4,522,517

Borrowings

Borrowings increased 11% to $1.03 billion at September 30, 2005, an increase of $97.7 million from December 31, 2004. We use FHLB advances, federal funds purchased and repurchase agreements to manage our liquidity position. FHLB advances decreased 44% to $482.8 million as of September 30, 2005, representing a decrease of $378.0 million from December 31, 2004. At September 30, 2005, $100.0 million of the outstanding FHLB advances represent overnight advances. This compares to total overnight FHLB advances of $505.0 million as of December 31, 2004. We did not enter into additional term FHLB advances during the first nine months of 2005. Short-term borrowings, primarily consisting of federal funds purchased, totaled $182.0 million at September 30, 2005. We had no outstanding short-term borrowings at December 31, 2004.

During the third quarter of 2005, we entered into four long-term transactions involving sales of securities under repurchase agreements totaling $200.0 million. These repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The terms for these four repurchase agreements range from seven to ten years. The rates are all initially floating rate for the first one to three years, ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.08% to 4.55%. We did not have any repurchase agreements at December 31, 2004.

Additionally, at September 30, 2005, our long-term debt totaled $153.1 million, compared to only $57.5 million at December 31, 2004. Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with various trust preferred security offerings.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

During the quarter ended September 30, 2005, material changes outside the ordinary course of our business related to off-balance sheet arrangements or contractual obligations include $200.0 million in new repurchase agreements, $25.0 million in additional subordinated debt and $20.0 million in additional junior subordinated debt.

The following table presents, as of September 30, 2005, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, with the exception of operating lease obligations, are included in the Condensed Consolidated Statement of Financial Condition. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period (in thousands)
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)
Deposits	$3,057,602	$102,860	$1,949	$849	$3,013,409	$6,176,669
FHLB advances	404,770	85,391	1,017	-	-	491,178
Securities sold under repurchase agreements	5,895	11,789	11,790	224,540	-	254,014
Long-term debt obligations	8,996	17,993	17,993	289,910	-	334,892
Operating lease obligations	1,853	12,926	10,596	31,685	-	57,060
Total contractual obligations	$3,479,116	$230,959	$43,345	$546,984	$3,013,409	$7,313,813

A schedule of significant commitments at September 30, 2005 follows:

Payment Due
(In thousands)
Undisbursed loan commitments	1,654,673
Standby letters of credit	378,641
Commercial letters of credit	27,685

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At September 30, 2005, stockholders’ equity totaled $696.9 million, a 35% increase from $514.3 million as of December 31, 2004. The increase is due primarily to: (1) issuance of common stock totaling $106.7 million, representing 3,138,701 shares, related to the acquisition of UNB; (2) net income of $77.6 million recorded during the first nine months of 2005; (3) net issuance of common stock totaling $3.5 million, representing 276,434 shares, from the exercise of stock options and warrants; (4) stock compensation costs amounting to $2.1 million related to our Restricted Stock Program; (5) net issuance of common stock totaling $1.6 million, representing 54,818 shares from the Employee Stock Purchase Plan; (6) tax benefits of $1.5 million resulting from the exercise of nonqualified stock options; (7) issuance of common stock totaling $618 thousand, representing 18,241 shares, granted to former employees of UNB; and (8) issuance of common stock totaling $112 thousand, representing 3,303 shares, from the issuance of shares in lieu of Board of Director retainer fees. These transactions were offset by (1) cash payments of quarterly dividends totaling $7.9 million; and (2) an increase of $3.2 million in unrealized losses on investment securities available-for-sale.

On April 28, 2005, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The subordinated debt issuance has a 10 year term and bears interest per annum at a rate based on the three-month Libor rate plus 110 basis points, payable on a quarterly basis. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes. On September 23, 2005, we amended the subordinated debt agreement entered into on April 28, 2005. Pursuant to the amendment, we issued $25.0 million in additional subordinated debt and changed the maturity date of the instrument from April 29, 2015 to September 23, 2015.

Additionally, on September 6, 2005, the Company issued $20.0 million in junior subordinated debt in a private placement transaction. Similar to previous trust offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VI (“Trust VI”), a wholly owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VI to the Company and are classified as junior subordinated debt and reported in the consolidated balance sheet under the long-term debt. The securities issued by Trust VI have a scheduled maturity date of September 6, 2035 and bear an initial interest rate of 5.26% per annum. The interest rate adjusts quarterly based on the three-month Libor plus 150 basis points. These additional issuances of capital securities provide the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes.

Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.” At September 30, 2005, the Bank’s Tier 1 and total capital ratios were 8.6% and 10.8%, respectively, compared to 9.5% and 10.6%, respectively, at December 31, 2004.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at September 30, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements

Total Capital (to Risk-Weighted Assets)	10.9%	10.8%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	8.7%	8.6%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.8%	8.7%	4.0%	5.0%

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

During the first nine months of 2005, we experienced net cash inflows from operating activities of $103.8 million, compared to net cash inflows of $62.8 million for the nine months ended September 30, 2004. Net cash inflows from operating activities for the first nine months of 2005 and 2004 were primarily due to net income earned during the period.

Net cash outflows from investing activities totaled $897.1 million and $1.29 billion for the nine months ended September 30, 2005 and 2004, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. Also, in September 2005 we had a $50.0 million cash outflow related to the purchase of securities under a resale agreement. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities. Additionally, we also obtained $49.1 million in cash as a result of the UNB acquisition, which was completed in September 2005.

We experienced net cash inflows from financing activities of $837.1 million for the nine months ended September 30, 2005, primarily due to deposit growth, proceeds from repurchase agreements totaling $200.0 million, an increase in short-term borrowings of $182.0 million, and the issuance of additional long-term debt totaling $95.0 million. During the same period in 2004, growth in deposits, net proceeds from FHLB advances and net proceeds from the issuance of common stock related to a private placement offering in March 2004 largely accounted for the net cash inflows from financing activities totaling $1.20 billion.

As a means of augmenting our liquidity sources, we have established federal funds lines with six correspondent banks and several master repurchase agreements with major brokerage companies. At September 30, 2005, our available borrowing capacity includes approximately $116.9 million in repurchase arrangements, $153.0 million in federal funds line facilities, and $1.59 billion in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At September 30, 2005, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2005 and 2004, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $7.9 million and $7.5 million, respectively. As of September 30, 2005, approximately $169.8 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our strategy is formulated by the Asset/Liability Committee, which coordinates with the Board of Directors to monitor our overall asset and liability composition. The Committee meets regularly to evaluate, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on our available-for-sale investment securities portfolio, loan purchase and securitization activity, and maturities of investments and borrowings.

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

The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2005 and December 31, 2004, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
+200	5.0%	7.0%	(7.8)%	(7.8)%
+100	2.8%	3.9%	(2.7)%	(3.2)%
-100	(3.5)%	(4.0)%	1.1%	2.1%
-200	(7.9)%	(8.2)%	0.3%	2.0%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)	The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2005 and December 31, 2004. At September 30, 2005 and December 31, 2004, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2005. We do not consider these financial instruments to be materially sensitive to interest rate fluctuations. Historically, the balances of these financial instruments have remained fairly constant over various economic conditions. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Total	Fair Value at September 30, 2005
At September 30, 2005:	(Dollars in thousands)
Assets:
Securities purchased under resale agreements	$50,000	–	–	–	–	–	$50,000	$50,028
Weighted average rate	7.00%	–	–	–	–	–	7.00%
Investment securities available-for-sale (fixed rate)	$205,459	$271,942	$24,943	$1	–	$24,718	$527,063	$522,625
Weighted average rate	1.41%	3.33%	3.65%	9.00%	–	5.46%	2.70%
Investment securities available-for-sale (variable rate)	$197,031	–	–	–	–	–	$197,031	$195,931
Weighted average rate	4.23%	–	–	–	–	–	4.23%
Total gross loans	$4,614,780	$1,057,082	$301,811	$172,728	$142,355	$337,352	$6,626,108	$6,616,199
Weighted average rate	6.83%	6.10%	5.69%	5.89%	6.10%	6.54%	6.61%

Liabilities:
Checking accounts	$360,472	–	–	–	–	–	$360,472	$360,472
Weighted average rate	0.80%	–	–	–	–	–	0.80%
Money market accounts	$881,074	–	–	–	–	–	$881,074	$881,074
Weighted average rate	2.33%	–	–	–	–	–	2.33%
Savings deposits	$391,533	–	–	–	–	–	$391,533	$391,533
Weighted average rate	0.41%	–	–	–	–	–	0.41%
Time deposits	$3,016,965	$82,790	$14,418	$816	$1,076	$655	$3,116,720	$3,103,325
Weighted average rate	3.16%	3.01%	1.53%	2.94%	3.03%	3.67%	3.15%
FHLB advances	$397,256	$84,500	–	$1,000	–	–	$482,756	$498,623
Weighted average rate	3.33%	2.47%	–	4.98%	–	–	3.18%
Securities sold under repurchase agreements	$200,000	–	–	–	–	–	$200,000	$196,691
Weighted average rate	2.95%	–	–	–	–	–	2.95%
Subordinated debt	$75,000	–	–	–	–	–	$75,000	$73,179
Weighted average rate	4.86%	–	–	–	–	–	4.86%
Junior subordinated debt
Weighted average rate	–	–	–	–	–	$21,392	$21,392	$33,492
(fixed rate)	–	–	–	–	–	10.91%	10.91%
Junior subordinated debt
Weighted average rate	$56,703	–	–	–	–	–	$56,703	$62,392
(variable rate)	5.79%	–	–	–	–	–	5.79%

Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortizations and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for deposits with no stated maturity dates. We utilize assumptions supported by documented analyses for the expected maturities of our loans and repricing of our deposits. We also rely on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from our expectations based on historical experience.

The fair values of securities purchased under resale agreements and available-for-sale securities are based on bid quotations from third party data providers. The fair values of loans are estimated for portfolios with similar financial characteristics and take into consideration discounted cash flows based on expected maturities or repricing dates utilizing estimated market discount rates as projected by third party data providers.

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

In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the “HSCEI”). The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams. The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005. The combined fair value of the embedded derivatives at September 30, 2005 amounted to $3.7 million and is included in interest-bearing deposits on the consolidated balance sheet. The fair value of the equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Asset Liability and Market Risk Management."

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s securities during the third quarter of 2005 are as follows:

Month Ended	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 31, 2005	—	$—	—	(2)
August 31, 2005	—	$—	—	(2)
September 30, 2005	—	$—	—	(2)
Total	—	$—	—	$7,000,000

(1)	Excludes repurchased shares due to forfeitures of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.
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

ITEM 5. OTHER INFORMATION

No events have transpired which would make response to this item appropriate.

ITEM 6. EXHIBITS

(i)	Exhibit 10	First Amendment to Subordinated Note Purchase Agreement between Wisconsin Capital Corporation and East West Bank

(ii)	Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

(iii)	Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

(iv)	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(v)	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2005

EAST WEST BANCORP, INC.

	By:	/s/ Julia Gouw
JULIA GOUW Executive Vice President and Chief Financial Officer