Form 10-K
period 2005-12-31
EAST WEST BANCORP INC
filed 2006-03-14
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Mark One
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 000-24939
EAST WEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4703316 (I.R.S. Employer Identification No.)
135 North Los Robles Ave., 7th Floor, Pasadena, California (Address of principal executive offices)	91101 (Zip Code)

Registrant's telephone number, including area code:
(626) 768-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filed [x]         Accelerated filer [ ]         Non-accelerated filer [ ]

The aggregate market value of the registrant’s common stock held by non-affiliates is approximately $1,745,341,271 (based on the June 30, 2005 closing price of Common Stock of $33.59 per share).

As of February 28, 2006, 56,674,229 shares of East West Bancorp, Inc. Common Stock were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

DOCUMENT INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Annual Meeting of Stockholders - Part III

 EAST WEST BANCORP, INC.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I	3

PART II	25

PART III	64

Item 10.	Directors and Executive Officers of the Registrant	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions	65
Item 14.	Principal Accountant Fees and Services	65

PART IV	66

Item 15.	Exhibits, Financial Statement Schedules	66

SIGNATURES	111
EXHIBIT INDEX	112

PART I

    Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “1933 Act” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act” and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates and projections of future performance. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. For discussion of some of the factors that might cause such differences, see “Item 1A. RISK FACTORS.” The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements.

ITEM 1. BUSINESS

Organization

East West Bancorp, Inc. East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the “Bank”. The Bank is the Company’s principal asset. In addition to the Bank, the Company has seven other subsidiaries, namely East West Insurance Services, Inc., East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III, East West Capital Trust IV, East West Capital Trust V, and East West Capital Trust VI.

East West Insurance Services, Inc. On August 22, 2000, East West completed the acquisition of East West Insurance Services, Inc. or, the “Agency”, in a stock exchange transaction. The Agency provides business and consumer insurance services to the Southern California market. The Agency runs its operations autonomously from the operations of the Company.

Other Subsidiaries of East West Bancorp, Inc. The Company has established six other subsidiaries as statutory business trusts, East West Capital Trust I and East West Capital Trust II in 2000, East West Capital Statutory Trust III in 2003, East West Capital Trust IV and East West Capital Trust V in 2004, and East West Capital Trust VI in 2005, collectively referred to as the “Trusts”. In six separate private placement transactions, the Trusts have issued either fixed or variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. In accordance with Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”), the Trusts are not consolidated into the accounts of the Company.

East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2005, the Company had $8.28 billion in total consolidated assets, $6.72 billion in net consolidated loans, and $6.26 billion in total consolidated deposits.

The principal office of the Company is located at 135 N. Los Robles Ave., 7th Floor, Pasadena, California 91101, and the telephone number is (626) 768-6000.

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

Acquisitions of existing banks have contributed to the Bank’s growth. On May 28, 1999, the Bank completed its acquisition of First Central Bank, N.A. for an aggregate cash price of $13.5 million. First Central Bank had three branches in Southern California--one branch located in the Chinatown sector of Los Angeles, one branch in Monterey Park and one branch in Cerritos. The Bank acquired approximately $55.0 million in loans and assumed approximately $92.6 million in deposits.

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

On September 6, 2005, the Bank completed its acquisition of United National Bank (“UNB”), a commercial bank headquartered in San Marino, California. The purchase price was $177.9 million with sixty percent paid in stock and the remainder in cash. UNB provided community banking services through eleven branches, with eight located in Southern California, two in Northern California and one in Houston, Texas. The Bank acquired approximately $665.0 million in net loans receivable and assumed $865.1 million in deposits through this acquisition.

On December 23, 2005, we signed a definitive agreement to acquire Standard Bank, a federal savings bank headquartered in Monterey Park, California. Standard Bank provides banking services to the community through six branches in the Los Angeles metropolitan area. At December 31, 2005, Standard Bank had total assets of $922.6 million, net loans of $500.3 million and total deposits of $747.0 million. Under the terms of the agreement, the shareholders of Standard Bank will receive consideration of two times book value, or approximately $204 million. The shareholders of Standard Bank will receive a minimum of 65% and up to 100% of the merger consideration in shares of East West Bancorp common stock. The acquisition is expected to close in the first quarter of 2006, subject to requisite regulatory approvals.

The Bank has also grown through strategic partnerships and additional branch locations. On August 30, 2001, the Bank entered into an exclusive ten-year agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty-one full service stores in California, two in Washington, and affiliated licensee stores in Arizona, Georgia, Hawaii, Nevada, and Indonesia. Tawa Supermarket Companies or “Tawa” is the parent company of 99 Ranch Market. Tawa’s property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services to eight 99 Ranch Market locations in Southern California and one in Northern California.

On January 20, 2003, the Bank opened its first overseas office in Beijing, China. The Beijing representative office serves to further develop the Bank’s existing international banking capabilities. In addition to facilitating traditional letters of credit and trade finance business, the Beijing office allows the Bank to assist existing clients, as well as develop new business relationships. Through this office, the Bank intends to focus on growing its export-import lending volume by aiding domestic exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships with a variety of Chinese financial institutions.

Banking Services

The Bank was the second largest independent commercial bank in Southern California as of December 31, 2005, and one of the largest banks in the United States that focuses on the Chinese-American community. Through its network of 56 banking locations, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

The Bank’s lending activities include residential and commercial real estate, construction, commercial, trade finance, accounts receivable, small business administration, or the “SBA”, inventory and working capital loans. It provides commercial loans to small and medium-sized businesses with annual revenues that generally range from several million to $200 million. In addition, the Bank provides short-term trade finance facilities for terms of less than one year primarily to U.S. importers and manufacturers doing business in the Asia Pacific region. The Bank’s commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses.

The Company’s management has identified four principal operating segments within the organization: retail banking, commercial lending, treasury, and residential lending. Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment, which includes commercial real estate, primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Northern and Southern California production offices. The treasury department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk; while the residential lending segment is mainly responsible for the Bank’s portfolio of single family and multifamily loans. Information about the financial results of our operating segments can be found in Note 24 of our consolidated financial statements presented elsewhere herein.

Market Area and Competition

The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, the San Francisco Bay area, San Mateo County, the Silicon Valley area in Santa Clara County and Alameda County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank’s primary market area have experienced rapid growth in recent years. According to information provided by the California State Department of Finance, there were an estimated 4.7 million Asians and Pacific Islanders residing in California, or 13.2% of the total population, as of March 2004. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets and cultures, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area.

The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations and savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and offer a broader range of financial services than the Bank. The Bank has 55 branches in California located in the following counties: Los Angeles, Orange, San Francisco, San Mateo, Santa Clara and Alameda. Neither the deposits nor loans of the offices of the Bank exceed 1% of the deposits or loans of all financial services companies located in the counties in which it operates.

Additionally, the Bank has one branch in Houston, Texas as a result of the UNB acquisition in September 2005.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The revised accounting for stock-based compensation requirements must be adopted by the Company on January 1, 2006. SFAS No. 123R allows for two alternative transition methods. The Company intends to follow the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed in Note 1 of our consolidated financial statements presented elsewhere herein. Stock option expense for fiscal 2006 is estimated to be $1.0 million, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.

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

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impaired loss.  This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing guidance on other than temporary impairment.  Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FSP is effective for reporting periods beginning after December 15, 2005.  It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

During December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented.  The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

Economic Conditions, Government Policies, Legislation, and Regulation

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, will initially comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System, or the “FRB”. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, legislation is enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers, such as recent federal legislation permitting affiliations among commercial banks, insurance companies and securities firms. The Company cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. In addition, litigation and investigations have been initiated by some state authorities that assert certain state laws are not preempted by federal law and therefore such state laws apply to federally chartered banks and thrifts. If changes result from these actions, federally chartered banks like ours could be subject to additional regulation and compliance costs. See “Item 1. BUSINESS - Supervision and Regulation.”

Supervision and Regulation

General

The Company and the Bank are extensively regulated under both federal and certain state laws. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the financial institution. Set forth below is a summary description of the material laws and regulations which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

The Company

As a bank holding company, the Company is subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended, or the “BHCA”. The Company is required to file with the FRB periodic reports and such additional information as the FRB may require. The FRB’s bank holding company rating system emphasizes risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

The FRB may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain FRB approval prior to purchasing or redeeming our equity securities. Further, we are required by the FRB to maintain certain levels of capital. See “Capital Standards.”

The Company is required to obtain prior FRB approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of the company and another bank holding company.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to our subsidiaries. However, subject to prior FRB approval, we may engage in any, or acquire shares of companies engaged in, activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may also engage in these and certain other activities pursuant to our election of financial holding company status.

It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank(s) and it may not conduct operations in an unsafe or unsound manner. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the “DFI”).

Financial Holding Companies

Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities without prior FRB notice or approval that are determined by the FRB to be financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;
•	providing any device or other instrumentality for transferring money or other financial assets;
•	arranging, effecting or facilitating financial transactions for the account of third parties;
•	securities underwriting;
•	dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency sales;
•	merchant banking investments; and
•
activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to elect or retain financial holding company status, all of a bank holding company’s depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act, or the “CRA”. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company elected to become a financial holding company on July 17, 2000 and is currently in compliance with the financial holding company election requirements.

The Bank

As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI. In September 2004, the Bank became a member bank of the Federal Reserve System and the FRB replaced the Federal Deposit Insurance Corporation, or the “FDIC” as the Bank’s primary federal regulator. If, as a result of an examination of the Bank, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the DFI and the FRB. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to cause the termination of the Bank’s FDIC deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter.

    The DFI also possesses broad powers to take corrective and other supervisory actions to resolve the problems of California state-chartered banks. These enforcement powers include cease and desist orders, the imposition of fines, the ability to take possession of a bank and the ability to close and liquidate a bank.

     Any changes in federal or state banking laws or the regulations of the banking agencies could have a material adverse impact on the Company, the Bank and our operations. For example, in January 2006, the federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of commercial real estate (“CRE”), construction, and development loans. The implementation of these guidelines in final form could result in increased reserves and capital costs for banks and thrifts with “CRE concentration.” Management believes that the Bank’s CRE portfolio as of December 31, 2005 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios and a wide variety of property types.

    Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, but also expanded financial activities to the same extent as a national bank. However, in order to form a financial subsidiary, the Bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking. Presently, none of the Bank’s subsidiaries are financial subsidiaries.

    Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB”). Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As a FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2005, the Bank was in compliance with the stock requirements and our investment in FHLB capital stock totaled $45.7 million.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2005, the Bank was in compliance with these requirements. As a member of the FRB of San Francisco, the Bank is required to own capital stock in the FRB. At December 31, 2005, the Bank’s investment in FRB capital stock totaled $12.3 million.

Interstate Banking and Branching

Banks have the ability, subject to certain state restrictions, to acquire by acquisition or merger branches outside their home states. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Securities Registration

The Company’s securities are registered with the Securities and Exchange Commission, or the “SEC,” under the Exchange Act of 1933 and file periodic reports under the Exchange Act of 1934. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	required executive certification of financial presentations;
•	increased requirements for board audit committees and their members;
•	enhanced disclosure of controls and procedures and internal control over financial reporting;
•	enhanced controls on, and reporting of, insider trading;
•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances; and
•
the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years.

This legislation and its implementing regulations resulted in increased costs of compliance, including certain outside professional costs. The Company incurred implementation cost of approximately $900 thousand during the year ended December 31, 2004 as a result of implementing the regulations related to this legislation.

    Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to the Company. A FRB policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Prompt Corrective Action and Other Enforcement Mechanisms” below.

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $229.2 million at December 31, 2005. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk to 100% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust-preferred securities, subject to the FRB’s final rule adopted March 4, 2005, which changed the criteria and quantitative limits for inclusion of restricted core capital elements in Tier I capital. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company is required to maintain certain levels of capital, as is the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” for information regarding the regulatory capital guidelines as well as the Company’s and the Bank’s actual capitalization as of December 31, 2005.

The risk-based capital guidelines are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory in 2008 only for banks with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more. Alternative capital requirements are under consideration by the U.S. federal banking agencies for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II.

Prompt Corrective Action

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall within any undercapitalized category. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	“well capitalized;”
•	“adequately capitalized;”
•	“undercapitalized;”
•	“significantly undercapitalized;” and
•	“critically undercapitalized.”

The regulations use an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2005, the Company’s and the Bank’s capital ratios exceed these minimum percentage requirements for well capitalized institutions.

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

Safety and Soundness Standards

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators and/or state regulations for state banks, for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized - without the express permission of the institution’s primary regulator.

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund, or “BIF”, and the Savings Association Insurance Fund, or “SAIF”, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due principally to continued growth in deposits, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the Company’s subsidiary depository institutions could have a material adverse effect on the Company’s earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2005 was 1.34 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

The enactment in February, 2006, of the Federal Deposit Insurance Reform Act of 2006, or the “FDIRA”, provides, among other things, for the merger of the BIF and the SAIF into the Deposit Insurance Fund; future inflation adjustment increases in the standard maximum deposit insurance amount of $100,000; the increase of retirement account coverage to $250,000; changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC is to issue regulations implementing the provisions of FDIRA. At that time it is uncertain what effect FDIRA and the forthcoming regulations will have on the Bank.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholder equity, allowance for loan losses, and any capital notes and debentures of the bank.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•
a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

•	any company controlled by any such executive officer, director or shareholder, or
•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the Bank. California has laws and the DFI has regulations which adopt and also apply Regulation O to the Bank.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in any affiliate are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank’s capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the Bank’s affiliate serves as investment advisor, and financial subsidiaries of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law and the supervisory authority of the federal and state banking agencies. See “Item 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Safety and Soundness Standards.

USA PATRIOT Act

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as additional enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions, foreign customers and private banking customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

•	the establishment of a customer identification program;
•	the development of internal policies, procedures, and controls;
•	the designation of a compliance officer;
•	an ongoing employee training program; and
•	an independent audit function to test the programs.

The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequences for the Company and the Bank.

Consumer Protection Laws and Regulations

Examination and enforcement by the bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
•	annual notices of their privacy policies to current customers; and
•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or “FACT Act”, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act, or “Check 21”, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

The Equal Credit Opportunity Act, or “ECOA”, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or “TILA”, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or “FH Act”, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Community Reinvestment Act, or “CRA”, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of May 3, 2004, the Bank was rated “satisfactory.”

The Home Mortgage Disclosure Act, or “HMDA”, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting for 2004 of certain pricing data with respect to higher priced mortgage loans. The expanded 2004 HMDA data is being reviewed by federal banking agencies and others from a fair lending perspective. We do not expect that the HMDA data reported by the Bank will raise material issues regarding the Bank’s compliance with the fair lending laws.

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically, however, predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)
•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)
•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

FRB regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, or “HOEPA”, a federal law that requires extra disclosures and consumer protections to borrowers. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

The Real Estate Settlement Procedures Act, or “RESPA”, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

Due to heightened regulatory concern related to compliance with the FACT, ECOA, TILA, FH Act, CRA, HMDA, HOEPA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Proposed Guidance on Nontraditional Mortgage Products

On December 20, 2005, the federal banking agencies issued for comment proposed guidance on residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the federal banking agencies in their joint press release stated their concern that these and other practices described in the guidance can present unique risks that institutions must appropriately manage. The proposed guidance states that management should (1) assess a borrower’s ability to repay the loan, including any balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. It is uncertain at this time whether guidance will be adopted in final form and, if adopted, whether and to what extent final guidance may differ from the proposal and what effect the final guidance may have on financial institutions originating such residential mortgage products, including the Bank.

Employees

    East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2005, the Bank had a total of 1,078 full-time employees and 59 part-time employees and the Agency had a total of 14 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

Available Information

     The Company also maintains an internet website at www.eastwestbank.com. The Company makes its website content available for information purposes only. It should not be relied upon for investment purposes.

    We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for its annual shareholder meetings, as well as any amendments to those reports, as soon as reasonably practicable after the Company files such reports with the Securities and Exchange Commission. The Company’s SEC reports can be accessed through the investor information page of its website. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

Executive Officers of the Registrant

    The following table sets forth the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Position with Company or Bank
Dominic Ng	47	Chairman of the Board, President, and Chief Executive Officer of the Company and the Bank
Wellington Chen	46	Executive Vice President and Director of Corporate Banking Division of the Bank
K.Y. Cheng	53	Executive Vice President and Director of International Trade Banking
Donald S. Chow	55	Executive Vice President and Director of Commercial Lending of the Bank
Robert L. Dingle, Jr.	54	Executive Vice President and Chief Information Officer of the Bank
Agatha Fung	46	Executive Vice President and Head of International Banking of the Bank
Julia S. Gouw	46	Executive Vice President and Chief Financial Officer of the Company and the Bank
Douglas P. Krause	49	Executive Vice President, General Counsel, and Secretary of the Company and the Bank
Michael W. Lai	55	Executive Vice President, Northern California, of the Bank
William J. Lewis	62	Executive Vice President and Chief Credit Officer of the Bank
David L. Spigner	45	Executive Vice President and Chief Strategic Officer of the Bank
Andy Yen	48	Executive Vice President and Director of Business Banking of the Bank
________________
(1)	As of February 28, 2006

Dominic Ng serves as Chairman, President and Chief Executive Officer of East West Bancorp, Inc. and East West Bank. Prior to taking the helm of East West in 1992, Mr. Ng was President and Chief Executive Officer of Seyen Investment, Inc. and before that spent over a decade as a CPA with Deloitte & Touche LLP. Mr. Ng serves on the Boards of Directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch, the Board of Directors of Mattel, Inc., the Board of Trustees of the Asia Society, and the Board of Governors of the Bowers Museum.

Wellington Chen serves as Executive Vice President and Director of Corporate Banking Division. Prior to joining the Bank in 2003, Mr. Chen was Senior Executive Vice President of Far East National Bank (Far East), heading up their Commercial Banking and Consumer Banking groups. He also served on the Board of Directors of Far East. Mr. Chen began his career with Far East in 1986 where he held a variety of branch and credit management positions. Prior to that, Mr. Chen spent three years with Security Pacific National Bank where he began his banking career as an asset-based lending auditor. Mr. Chen serves on the Board of Directors of the Pasadena Tournament of Roses Foundation.

K. Y. Cheng serves as Executive Vice President and Director of International Trade Banking. Prior to joining the Bank in 1999, Mr. Cheng was the general manager of the Pacific Rim Business Division at Union Bank of California. Mr. Cheng has over 25 years of experience in banking and has focused his career on international, corporate and correspondent banking. He has also held positions at Wells Fargo Bank, First Interstate Bank and Mitsui Manufacturing Bank. He serves as Vice Chairman of the Board of the International Bankers Association of California and Chairman of the Board of the National Association of Chinese American Bankers. He also serves as Executive Director of the Los Angeles Economic Development Corporation and is a member of the Pacific Council on International Policy.

Donald S. Chow serves as Executive Vice President and Director of Commercial Lending of East West Bank. Mr. Chow joined the Bank in 1993 as First Vice President and Commercial Lending Manager and was promoted to Senior Vice President in 1994. Mr. Chow has over 30 years of experience in commercial lending. Before joining the Bank, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank, from 1987 to 1993, and prior to that spent over 14 years with Security Pacific National Bank where he held a number of management positions in the commercial lending area.

Robert L. Dingle, Jr. serves as Executive Vice President and Chief Information Officer of East West Bank. Prior to joining East West in November 2005, Mr. Dingle held CIO positions at IndyMac Bank, Resource Bancshares, First Union and Directors Mortgage. He also worked with Booz, Allen & Hamilton and Southwest Bancshares. Mr. Dingle has over 25 years of experience in the financial services industry.

Agatha Fung serves as Executive Vice President and Head of International Banking of East West Bank.  In October 2005, Ms. Fung joined East West from CITIC International Financial Holdings in Hong Kong where she held positions as Head of Business Banking of CITIC Ka Wah Bank and Chief Executive Officer and Executive Director of HKCB Finance. Ms. Fung has over 20 years of banking experience and has also held senior management positions at Standard Chartered Bank and Citibank in both Hong Kong and Tokyo.

Julia S. Gouw serves as Executive Vice President and Chief Financial Officer of East West Bancorp, Inc. and East West Bank.  Ms. Gouw joined the Bank in 1989 as Vice President and Controller and was promoted to her current position in 1994. She was ranked among the top ten bank CFOs in the nation by U.S. Banker in January 2006.  Prior to joining East West, Ms. Gouw spent over five years as a CPA with KPMG LLP. She serves on the Board of Visitors of the UCLA School of Medicine and chairs the Executive Advisory Board of the Iris Cantor-UCLA Women’s Health Center. Ms. Gouw is also on the Board of Directors of Huntington Memorial Hospital.

Douglas P. Krause serves as Executive Vice President, General Counsel and Secretary of East West Bancorp, Inc. and East West Bank. Prior to joining the Bank in 1996 as Senior Vice President, Mr. Krause was Corporate Senior Vice President and General Counsel of Metrobank, from 1991 to 1996. Prior to that, Mr. Krause was with the law firms of Dewey Ballantine, and Jones, Day, Reavis and Pogue where he specialized in financial services.  Mr. Krause also serves on the governing boards of the Port of Los Angeles and of the Alameda Corridor Transportation Authority; he is the chairman of the Audit Committees of both Commissions.  Mr. Krause is also a member and subcommittee chair of the UCC Committee of the California Bar Association.

Michael W. Lai serves as Executive Vice President of East West Bank’s Northern California operations. Mr. Lai has over 25 years of experience in banking and has held a number of senior management positions. Before joining the Bank in 2000, Mr. Lai managed several private investments and provided consulting services to various financial institutions related to business organization and financing issues. Prior to that, Mr. Lai served as President, Chief Executive Officer and Director of United Savings Bank from 1994 to 1996, and as Senior Vice President, Chief Credit Officer and Director from 1991 to 1994. Mr. Lai has also worked in various management capacities for financial institutions located in New York and Hong Kong.

William J. Lewis serves as Executive Vice President and Chief Credit Officer. Mr. Lewis joined the Bank in 2002 with over 30 years of experience in banking, including a number of senior management positions.  He was Executive Vice President and Chief Credit Officer of PriVest Bank from 1998 to 2002 and held the same positions with Eldorado Bank from 1994 to 1998. Prior to this, Mr. Lewis was with Sanwa Bank for over 12 years where he administered a 35 branch region.  Before that, Mr. Lewis spent 13 years with First Interstate Bank where he held a variety of branch and credit management positions.

David L. Spigner serves Executive Vice President and Chief Strategic Officer. Prior to joining the Bank in April 2004, Mr. Spigner served as Managing Principal of Strategic Business Management, a management consulting practice of which the Bank was a client. His career includes eight years in management consulting, five of which he worked for Deloitte & Touche LLP. He served as President and Chief Executive Officer of Lil Tots, LLC for five years and prior to that spent three years as President of Seyen Trading Inc.

Andy Yen serves as Executive Vice President and Director of Business Banking Division of East West Bank. Mr. Yen joined the Bank in September 2005 through its merger with United National Bank. Before being promoted to President of UNB in 2001, Mr. Yen was the Executive Vice President from 1998 to 2000; and Senior Vice President from 1992 to 1997, overseeing both the operations and lending functions of UNB. Mr. Yen also served as a member of the Board of Directors of UNB from 1992 to 2005. Mr. Yen has over 20 years experience in commercial and real estate lending and also held positions at Tokai Bank of California and Trans National Bank before he joined UNB.

ITEM 1A. RISK FACTORS

Risk Factors That May Affect Future Results

    In addition to other information contained in this Annual Report, the following discusses certain factors which may affect the Company’s financial results and operations and should be considered in evaluating the Company:

    Our California business focus and economic conditions in California could adversely affect our operations. The Company’s operations are located primarily in California. As a result of this geographic concentration, the Company’s results depend largely upon economic conditions in this area. A deterioration in economic conditions or a natural or manmade disaster in the Company’s market area could have a material adverse impact on the quality of the Company’s loan portfolio, the demand for its products and services, and its financial condition and results of operations.

    Changes in market interest rates could adversely affect our earnings. The Company’s earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and investment securities, and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on the Company’s financial condition and results of operations.

    We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws may cause the Company’s results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company’s financial condition and results of operations.

    Failure to manage our growth may adversely affect our performance. The Company’s financial performance and profitability depends on our ability to manage our recent growth and possible future growth. In addition, any future acquisitions and our continued growth may present operating and other issues that could have an adverse effect on our financial condition and results of operations.

    Competition may adversely affect our performance. The banking and financial services businesses in the Company’s market areas are highly competitive. The Company faces competition in making loans, attracting deposits, and promoting its other products and services. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The results of the Company in the future may differ depending on the nature or level of competition.

    If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.  A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Company’s credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently neither owns nor leases any real or personal property. The Company uses the premises, equipment, and furniture of the Bank. The Agency also currently conducts its operations in one of the administrative offices of the Bank. The Company is currently reimbursing the Bank for the Agency’s use of this facility.

Due to current growth and future anticipated needs, we entered into a new lease in 2004 for the relocation of the Bank’s corporate headquarters. The new headquarters consist of 88,000 square feet of office space at 135 North Los Robles Avenue, Pasadena, California. This lease expires in 2020. The move to the new facility was completed in February 2006. Additionally, in February 2006, we entered into a 10 year lease for 41,000 square feet of office space in El Monte, California. This facility will house our credit administration and loan servicing departments.

All other significant administrative locations, with the exception of the space currently occupied by the Agency and the Northern California administrative office, are owned by the Bank. Additionally, the Bank owns the buildings and land at 9 of its retail branch offices. For other locations, lease expiration dates range from 2006 to 2021, exclusive of renewal options. The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

At December 31, 2005, the Bank’s consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $38.6 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2005, was $15.1 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $7.0 million during 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Information

    East West Bancorp, Inc. commenced trading on the NASDAQ National Market on February 8, 1999 under the symbol “EWBC.” The following table sets forth the range of sales prices for the Company’s common stock for the years ended December 31, 2005 and 2004. All sales prices have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

	2005		2004
	High	Low	High	Low
First quarter	$42.29	$34.86	$28.05	$24.45
Second quarter	37.29	30.68	31.13	26.55
Third quarter	38.43	32.09	37.25	29.70
Fourth quarter	38.88	31.57	43.68	33.40

     The foregoing reflects information available to the Company and does not necessarily include all trades in the Company’s stock during the periods indicated. The closing price of our common stock on February 28, 2006 was $37.69 per share, as reported by the Nasdaq National Market.

 Issuance of Common Stock

    On September 7, 2005, we issued 3,138,701 shares of common stock at a price of $34.00 in conjunction with the acquisition of UNB.

 Holders

    As of February 28, 2006, 56,674,229 shares of the Company’s common stock were held by approximately 1,247 shareholders of record.

 Dividends

    We declared and paid cash dividends of $0.05 per share during each of the four quarters of 2004 and 2005. We also declared a dividend of $0.05 per share in the first quarter of 2006. Refer to “Item 1. BUSINESS - Supervision and Regulation - Dividends and Other Transfer of Funds” for information regarding dividend payment restrictions.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein.

	2005	2004	2003	2002	2001
Summary of Operations:	(In thousands, except per share data)
Interest and dividend income	$411,399	$252,070	$178,543	$167,288	$183,695
Interest expense	131,284	52,897	35,232	48,979	83,348
Net interest income	280,115	199,173	143,311	118,309	100,347
Provision for loan losses	15,870	16,750	8,800	10,200	6,217
Net interest income after provision for loan losses	264,245	182,423	134,511	108,109	94,130
Noninterest income	29,649	30,371	31,081	23,364	20,260
Noninterest expense	123,533	91,461	75,932	62,657	61,790
Income before provision for income taxes	170,361	121,333	89,660	68,816	52,600
Provision for income taxes	61,981	43,311	30,668	20,115	13,730
Income before cumulative effect of change in
accounting principle	108,380	78,022	58,992	48,701	38,870
Cumulative effect of change in accounting principle, net of tax (1)	-	-	-	788	(87)
Net income	$108,380	$78,022	$58,992	$49,489	$38,783

Basic earnings per share (2)	$2.03	$1.54	$1.23	$1.05	$0.84
Diluted earnings per share (2)	$1.97	$1.49	$1.19	$1.00	$0.81
Dividends per share (2)	$0.20	$0.20	$0.20	$0.14	$0.06
Average number of shares outstanding, basic (2)	53,454	50,654	48,112	47,192	46,066
Average number of shares outstanding, diluted (2)	55,034	52,297	49,486	49,260	48,108
At Year End:
Total assets	$8,278,256	$6,028,880	$4,055,433	$3,321,489	$2,825,303
Loans receivable, net	6,724,320	5,080,454	3,234,133	2,313,199	2,132,838
Investment securities available-for-sale	869,837	534,452	445,142	531,607	323,099
Deposits	6,258,587	4,522,517	3,312,667	2,926,352	2,417,974
Federal Home Loan Bank advances	617,682	860,803	281,300	34,000	104,000
Stockholders' equity	734,138	514,309	361,983	302,117	244,415

Shares outstanding (2)	56,519	52,501	48,857	47,764	46,752
Book value per share (2)	$12.99	$9.80	$7.41	$6.33	$5.23
Financial Ratios:
Return on average assets	1.55%	1.57%	1.64%	1.63%	1.47%
Return on average equity	18.27	17.86	18.12	18.29	17.73
Dividend payout ratio	9.88	12.93	16.31	12.87	7.13
Average stockholders' equity to average assets	8.48	8.77	9.04	8.92	8.26
Net interest margin	4.22	4.24	4.26	4.14	4.02
Efficiency ratio (3)	36.53	35.64	38.57	39.64	45.07
Asset Quality Ratios:
Net chargeoffs to average loans	0.08%	0.12%	0.06%	0.11%	0.21%
Nonperforming assets to year end total assets	0.36	0.10	0.16	0.37	0.20
Allowance for loan losses to year end total gross loans	1.01	0.99	1.20	1.50	1.28
____________
(1)
In 2002, this figure represents the remaining balance of negative goodwill at December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001.

(2)	Prior period amounts have been restated to reflect the 2 for 1 stock split on June 21, 2004.
(3)
Represents noninterest expense, excluding the amortization of intangibles and investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries, or the “Company”. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on or about June 21, 2004.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All our significant accounting principles are described in Note 1 of our consolidated financial statements presented elsewhere herein and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

    Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors we examine to assess impairment include the severity and duration of the loss, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we reexamine the financial resources and overall ability the Company has and the intent management has to hold the securities until their fair values recover.

Aside from the corporate debt security that was determined to be impaired, resulting in a $60 thousand writedown during the first quarter of 2005, we did not have any other investment securities that were deemed to be “other-than-temporarily” impaired as of December 31, 2005. Investment securities are discussed in more detail in Note 5 to the Company’s consolidated financial statements presented elsewhere herein.

    Allowance for Loan Losses

Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and chargeoff trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies.

During the third quarter of 2005, we enhanced our migration analysis methodology by increasing the number of risk-rated loan pools from six to eighteen categories and extending the loss horizon from five to thirteen years. A more detailed discussion of this enhanced methodology can be found in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Allowance for Loan Losses.” As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we will continue to enhance our methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the factors cited above could have a significant impact on the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion should also be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein including the section entitled “Loans and Allowance for Loan Losses.”

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

We may also record mortgage servicing assets, or “MSA”, when the benefits of servicing are expected to be more than adequate compensation to a servicer. The Company determines whether the benefits of servicing are expected to be more than adequate compensation to a servicer by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates are also used in determining the value of the MSAs. Mortgage servicing assets are discussed in more detail in Notes 1 and 11 to the Company’s consolidated financial statements presented elsewhere herein.

Overview

2005 was a year of both record earnings and strategic acquisitions for East West Bank. We achieved our ninth year of record earnings, achieving record net interest income, net earnings and earnings per share in 2005. Since our initial public offering in 1998, our net income has increased six-fold, from $18.0 million in 1998 to $108.4 million in 2005. The significant increase in our net income over the past several years was driven primarily by the steady annual growth in net interest income derived from our lending and deposit gathering activities. Other factors contributing to this achievement include our ability to balance rapid growth with sound underwriting standards resulting in sustained strong asset quality; our steadfast focus on controlling operating expenses which have favorably impacted our efficiency ratios; and our consistent ability to effectively integrate operations and maximize returns from past acquisitions.

During 2005, we completed another successful acquisition—our largest acquisition to date. United National Bank was headquartered in San Marino, California and provided community banking services through eleven branches, with eight located in Southern California, two in Northern California and one in Houston, Texas. As of the transaction closing date of September 6, 2005, UNB had total assets of $946.9 million, net loans of $665.0 million, and total deposits of $865.1 million. We were able to successfully integrate all of UNB’s systems into our infrastructure shortly after the closing of the transaction. The acquisition added several thousand deposit customers to our existing customer base, generating additional lending and deposit opportunities for the Company. The acquisition resulted in total goodwill of $99.5 million and core deposit premium of $15.0 million.

Additionally, on December 23, 2005, we signed a definitive agreement to acquire Standard Bank, a federal savings bank headquartered in Monterey Park, California. Standard Bank provides banking services to the community through six branches in the Los Angeles metropolitan area. At December 31, 2005, Standard Bank had total assets of $922.6 million net loans of $500.3 million and total deposits of $747.0 million. Under the terms of the agreement, the shareholders of Standard Bank will receive consideration of two times book value, or approximately $204 million. The shareholders of Standard Bank will receive a minimum of 65% and up to 100% of the merger consideration in shares of East West Bancorp common stock. The acquisition is expected to close in the first quarter of 2006, subject to requisite regulatory approvals. The impact of this acquisition to 2006 earnings is expected to be approximately $0.02 per share.

Net income surpassed the $100 million mark for the first time during 2005, totaling $108.4 million for the year, a 39% increase from $78.0 million, earned during 2004. On a per diluted share basis, we earned $1.97, or a 32% increase from $1.49 per diluted share earned during 2004. Our return on average assets in 2005 was 1.55%, compared to 1.57% in 2004 and return on average equity was 18.27% in 2005, compared to 17.86% in 2004. Management expects net income per diluted common share for 2006 to be approximately 14% higher than in 2005 based on a projected loan growth of 15% to 17% and deposit growth of approximately 14% to 16%. Our earnings projection for 2006 also assumes a stable or marginally increasing interest rate environment and continued operating efficiency.

Net interest income increased 41% to $280.1 million during 2005, compared with $199.2 million during 2004. The increase in net interest income is predominantly due to continued loan growth and steady increases in interest rates by the Federal Reserve during 2005 partially offset by notable increases in market interest rates paid on our deposits and borrowings. Our net interest margin decreased 2 basis points to 4.22% during 2005, compared to 4.24% during 2004. Assuming a stable or marginally increasing interest rate environment during 2006, we anticipate the net interest margin for 2006 to be in the range of 4.15% to 4.25%.

Noninterest income decreased 2% to $29.6 million during 2005 from $30.4 million in the prior year, primarily due to lower net gain on sales of fixed assets in 2005. During 2004, we recorded gains from the disposition of fixed assets in the amount of $3.0 million compared to $52 thousand recorded in 2005. The decrease in gain on sales of fixed assets was partially offset by an increase in net gain on investment securities available-for-sale, which increased 90% to $4.3 million in 2005. The increase in net gain on investment securities available-for-sale was due to improved market conditions. Additionally, we experienced growth in branch fees and letters of credit fees primarily due to overall increases in our asset and deposit base.

As a result of our continued expansion during 2005, total noninterest expense increased 35% to $123.5 million in 2005, compared with $91.5 million for the prior year. This increase is primarily driven by a 37% increase in compensation and employee benefits and a 39% increase in occupancy and equipment expenses. The increases in both compensation and occupancy expense can be attributed to the recent acquisitions of United National Bank during the year and Trust Bank in late 2004. Furthermore, we continued to add relationship and operational personnel during the year to enhance and support our loan and deposit growth. Despite the sizable increase in overall expenses, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, only increased 2% to 36.53% during 2005, compared to 35.64% during 2004. We believe this to be a reflection of our ability to efficiently and effectively utilize our resources and operating platform to support our continuing growth. Due to the overall growth of the Bank and the recent relocation of our corporate headquarters, we anticipate noninterest expenses for 2006 to increase by 20% to 25%, but expect our efficiency ratio to remain in the 36% to 38% range.

Total consolidated assets at December 31, 2005 increased 37% to $8.28 billion, compared with $6.03 billion at December 31, 2004. A 32% growth in gross loans was the primary driver of this increase. Excluding the impact of the UNB acquisition as well as loan sales and securitizations, organic loan growth was 25%, or $1.29 billion, during 2005. We attribute overall loan growth to the expansion of relationships throughout California, the addition of seasoned and skilled banking professionals, and increased loan origination volume from our branch network. We estimate loan growth in 2006 to be 15% to 17%, reflecting the core rate of growth in the Bank’s lending markets, the addition of new client relationships, and the utilization of additional lending programs and products.

Total average assets increased 40% to $7.00 billion in 2005, compared to $4.98 billion in 2004, due primarily to average loan growth. Total average loans grew to $5.89 billion during 2005, an increase of 41% over the prior year. All loan sectors experienced double-digit growth year-over-year. This increase in average loan growth was driven largely by increases in commercial real estate and residential multifamily loans. Total average deposits rose 37% during 2005 to $5.18 billion, compared to $3.78 billion in 2004. We experienced gains in all deposit categories during 2005, with the most significant contributions coming from time, money market and noninterest bearing demand deposits.

Total nonperforming assets were $30.1 million, or 0.36% of total assets at December 31, 2005, compared with $5.9 million, or 0.10% of total assets, at December 31, 2004. The allowance for loan losses totaled $68.6 million at December 31, 2005, or 1.01% of outstanding total loans. Net loan chargeoffs totaled $4.7 million, or 0.08% of average loans, during 2005, compared with $5.1 million, or 0.12% of average loans, during 2004. We anticipate our overall asset quality to remain sound throughout 2006. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below 0.35% of average loans in 2006.

We continue to be well-capitalized under all regulatory guidelines with a Tier I risk-based capital ratio of 9.0%, a total risk-based capital ratio of 11.2%, and a Tier I leverage ratio of 8.1% at December 31, 2005. During 2005, we raised $20.6 million in additional regulatory capital through the issuance of trust preferred securities in a trust preferred offering. Trust preferred securities currently qualify as Tier I capital for regulatory purposes. We also issued $75.0 million in subordinated debt through a private placement transaction. Subordinated debt qualifies as Tier II capital for regulatory purposes. The net proceeds from the trust preferred and subordinated debt offerings were used to partially fund the acquisition of UNB and also to support the continued growth of the Bank.

Results of Operations

Net income for 2005 totaled $108.4 million, compared with $78.0 million for 2004 and $59.0 million for 2003, representing an increase of 39% for 2005 and 32% for 2004. On a per diluted share basis, net income was $1.97, $1.49 and $1.19 for 2005, 2004 and 2003, respectively. The increases in net earnings during both 2005 and 2004 are primarily attributable to higher net interest income, partially offset by higher operating expenses and higher provision for income taxes.

Our return on average total assets declined to 1.55% in 2005, compared to 1.57% in 2004 and 1.64% in 2003, while the return on average stockholders’ equity increased to 18.27% in 2005, compared with 17.86% in 2004 and 18.12% in 2003.

Table 1: Components of Net Income
	Year Ended December 31,
	2005	2004	2003
	(In millions)
Net interest income	$280.1	$199.2	$143.3
Provision for loan losses	(15.9)	(16.8)	(8.8)
Noninterest income	29.7	30.4	31.1
Noninterest expense	(123.5)	(91.5)	(75.9)
Provision for income taxes	(62.0)	(43.3)	(30.7)
Net income	$108.4	$78.0	$59.0
Return on average total assets	1.55%	1.57%	1.64%
Return on average stockholders' equity	18.27%	17.86%	18.12%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2005 totaled $280.1 million, a 41% increase over net interest income of $199.2 million in 2004.

Total interest and dividend income during 2005 increased 63% to $411.4 million compared with $252.1 million during 2004, primarily due to a 41% growth in average earning assets combined with increased yields on all categories of earning assets. The net growth in average earning assets was fueled by a 41% growth in average loans, increasing to $5.89 billion in 2005, from $4.17 billion in 2004. Increases in all deposit categories, FHLB advances, repurchase agreements, and long-term debt funded the growth in average earning assets.

Total interest expense during 2005 increased 148% to $131.3 million compared with $52.9 million a year ago. The increase in interest expense during 2005 is primarily attributable to higher rates paid on all categories of deposits and borrowings. The increased volume of average time deposits, money market accounts, FHLB advances, and long-term debt also contributed significantly to higher interest expense in 2005 compared to 2004.

Net interest margin, defined as net interest income divided by average earning assets, remained relatively stable, decreasing 2 basis points to 4.22% during 2005, from 4.24% during 2004. The overall yield on earning assets increased 83 basis points to 6.19% in 2005, from 5.36% in 2004, due to several consecutive Federal Reserve interest rate increases during 2005. Similarly, our overall cost of funds in 2005 increased by 105 basis points to 2.55%, compared to 1.50% for 2004. The combined impact of an increasing interest rate environment and increased competition in the deposit market were the primary drivers of our increased cost of funds during 2005. To help fund our loan growth during 2005, we increased our utilization of time deposits and FHLB advances, further contributing to the overall increase in our cost of funds for the year. We also continue to rely heavily on noninterest-bearing demand deposits as a significant funding source, with average noninterest-bearing demand deposits increasing 22% to $1.16 billion during 2005, compared with $950.9 million during 2004.

Comparing 2004 to 2003, our net interest margin decreased 2 basis points to 4.24% in 2004, compared to 4.26% in 2003 primarily due to a 40% growth in average earning assets. In 2004, our overall yield on earning assets increased 5 basis points to 5.36%, from 5.31% in 2003, due to Federal Reserve interest rate increases during the second half of 2004 as well as the higher proportion of loans to total average assets during 2004 relative to 2003. Our overall cost of funds also increased 5 basis points to 1.50% during 2004, compared to 1.45% during 2003, in response to the increasing interest rate environment. Our increased reliance on FHLB advances and time deposits accounted for the majority of the increase in our cost of funds during 2004.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2005, 2004 and 2003:

Table 2: Summary of Selected Financial Data
	Year Ended December 31,
		2005			2004			2003
			Average			Average			Average
	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	.
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$8,554	275	3.21%	$54,739	$639	1.17%	$139,985	$1,830	1.31%
Securities purchased under resale agreement	15,961	1,118	7.00%	-	-	-	-	-	-
Investment securities (1)(2)(3)	673,930	25,912	3.84%	440,456	14,597	3.31%	457,234	16,309	3.57%
Loans receivable (1)(4)	5,886,398	381,327	6.48%	4,170,524	235,385	5.64%	2,754,620	159,910	5.81%
FHLB and FRB stock	59,361	2,767	4.66%	35,811	1,449	4.05%	11,025	494	4.48%
Total interest-earning assets	6,644,204	411,399	6.19%	4,701,530	252,070	5.36%	3,362,864	178,543	5.31%

Noninterest-earning assets:
Cash and due from banks	110,264			89,857			80,643
Allowance for loan losses	(59,355)			(44,273)			(39,135)
Other assets	301,472			232,913			196,093
Total assets	$6,996,585			$4,980,027			$3,600,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	356,567	2,943	0.83%	$291,761	$1,175	0.40%	$267,981	776	0.29%
Money market accounts	710,562	15,785	2.22%	416,548	4,797	1.15%	224,951	1,710	0.76%
Savings deposits	333,588	953	0.29%	322,511	486	0.15%	290,251	362	0.12%
Time deposits less than $100,000	840,340	20,149	2.40%	708,231	11,390	1.61%	632,920	10,410	1.64%
Time deposits $100,000 or greater	1,772,071	53,756	3.03%	1,090,166	20,048	1.84%	843,179	16,688	1.98%
Federal funds purchased	45,190	1,767	3.91%	3,028	61	2.01%	3,044	47	1.54%
FHLB advances	913,184	26,603	2.91%	648,529	11,801	1.82%	146,822	2,959	2.02%
Securities sold under repurchase agreements	80,894	2,562	3.17%	-	-	-	-	-	-
Long-term debt	104,770	6,766	6.46%	39,857	3,139	7.88%	21,161	2,280	10.77%
Total interest-bearing liabilities	5,157,166	131,284	2.55%	3,520,631	52,897	1.50%	2,430,309	35,232	1.45%
Nonnterest-bearing liabilities:
Demand deposits	1,162,159			950,890			796,800
Other liabilities	84,077			71,771			47,711
Stockholders' equity	593,183			436,735			325,645
Total liabilities and stockholders' equity	$6,996,585			$4,980,027			$3,600,465
Interest rate spread			3.64%			3.86%			3.86%

Net interest income and net interest margin		$280,115	4.22%		$199,173	4.24%		$143,311	4.26%
__________
(1)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $(213) thousand, $1.6 million, and $1.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Also includes the amortization of deferred loan fees totaling $4.2 million, $2.8 million, and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Table 3: Analysis of Changes in Net Interest Margin
	Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$(364)	$(846)	$482	$(1,191)	$(1,013)	$(178)
Securities purchased under resale agreement	1,118	1,118	-	-	-	-
Investment securities	11,315	8,689	2,626	(1,712)	(584)	(1,128)
Loans receivable, net	145,942	107,374	38,568	75,475	80,031	(4,556)
FHLB and FRB stock	1,318	1,071	247	955	1,007	(52)
Total interest and dividend income	$159,329	$117,406	$41,923	$73,527	$79,441	$(5,914)

INTEREST-BEARING LIABILITIES:
Checking accounts	$1,768	$309	$1,459	$399	$74	$325
Money market accounts	10,988	4,744	6,244	3,087	1,924	1,163
Savings deposits	467	17	450	124	43	81
Time deposits less than $100,000	8,759	2,412	6,347	980	1,216	(236)
Time deposits $100,000 or greater	33,708	16,536	17,172	3,360	4,469	(1,109)
Federal funds purchased	1,706	1,598	108	14	-	14
FHLB advances	14,802	5,986	8,816	8,842	9,156	(314)
Securities sold under repurchase agreements	2,562	2,562	-	-	-	-
Long-term debt	3,627	3,812	(185)	859	1,599	(740)
Total interest expense	$78,387	$37,976	$40,411	$17,665	$18,481	$(816)
CHANGE IN NET INTEREST INCOME	$80,942	$79,430	$1,512	$55,862	$60,960	$(5,098)

________
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $15.9 million for 2005 compared to $16.8 million for 2004 and $8.8 million for 2003. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

 Table 4: Components of Noninterest Income
	2005	2004	2003
	(In millions)
Letters of credit fees and commissions	$8.59	$7.98	$7.12
Branch fees	7.45	6.99	7.23
Net gain on investment securities available-for-sale	4.29	2.26	1.95
Income from life insurance policies	3.20	2.99	3.29
Ancillary loan fees	2.47	2.80	2.48
Income from secondary market activities	1.58	1.95	6.06
Net gain (loss) on disposal of fixed assets	0.05	3.03	(0.17)
Other operating income	2.02	2.37	3.12
Total noninterest income	$29.65	$30.37	$31.08

Noninterest income includes all revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gain on investment securities available-for-sale, disposals of fixed assets, income from secondary market activities, and other miscellaneous noninterest-related revenues.

Noninterest income decreased 2% to $29.6 million during 2005 from $30.4 million in the prior year primarily due to lower gain on sales of fixed assets in 2005 partially offset by net gains on available-for-sale securities. During 2005, we recorded a gain on disposal of fixed assets in the amount of $52 thousand, compared to $3.0 million recorded in 2004. The gain on sale in 2004 resulted from the sale of three office buildings, including two corporate offices located in San Marino, California. These facilities were sold as part of our overall plan to expand and relocate our corporate offices to Pasadena, California.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 8% to $8.6 million in 2005, from $8.0 million in 2004. Overall, the increase in letters of credit fees and commissions is due to a 42% increase in the volume of trade finance transactions, primarily export trade activities, during 2005 relative to 2004.

Branch fees, which represent revenues derived from branch operations, totaled $7.4 million in 2005, a 7% increase from $7.0 million earned in 2004. The increase in branch fees during 2005 is due to the overall growth of our deposit base, which increased 37% from 2004 based on the average deposit balance for the year.

Net gain on investment securities available-for-sale increased 90% to $4.3 million in 2005, compared with the $2.3 million recorded in 2004, due largely to more favorable market conditions. The gain on sale of investment securities during 2005 primarily resulted from the sale of U.S. Government sponsored enterprise mortgage-backed securities with a net carrying value of $127.0 million, which were sold for a gain of $3.7 million. Additionally, in 2005, we sold $113.7 million in securities acquired from UNB at a net gain of $178 thousand. Reflected in the net gain on investment securities during 2005 was an impairment writedown amounting to $60 thousand on a corporate debt security. Sales of investment securities during 2005 provided additional liquidity to sustain the increase in our loan production activity during the year, replacing lower yields on investment securities with higher yields on loans.

Income earned on life insurance policies increased 7% to $3.2 million in 2005 from $3.0 million in 2004. The increase in income from life insurance policies in 2005 is primarily due to additional policies acquired or entered into during the year. In addition to $3.4 million in new life insurance contracts purchased during 2005, we also acquired insurance policies with a cash surrender value totaling $10.2 million related to our acquisition of UNB in September 2005. Approximately $1.3 million of these policies acquired through UNB were redeemed shortly after the acquisition primarily due to poor or inconsistent market performance. At December 31, 2005, the aggregate cash surrender value of the Company’s life insurance policies amounted to $82.2 million compared to $67.3 million at December 31, 2004.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income. Ancillary loan fees decreased 12% to $2.5 million in 2005, compared to $2.8 million in 2004.

Other noninterest income, which includes insurance commissions and insurance-related service fees, branch rental income, and income from operating leases, decreased 15% to $2.0 million in 2005, compared to $2.4 million in 2004. The decrease in other noninterest income is primarily due to the reduction in revenues generated from insurance commissions and insurance-related service fees which decreased 25% to $940 thousand in 2005, from $1.2 million in 2004. Also contributing to the decrease in noninterest income in 2005 was the loss of rental income from the sale of an office building in 2004.

Comparing 2004 to 2003, noninterest income decreased 2% to $30.4 million. The primary contributor to the decrease in noninterest income in 2004 was the decrease in revenues from secondary market activities of $4.3 million, or 76%. Also contributing to the decrease in noninterest income were the following: (1) a $245 thousand, or 3%, reduction in branch service-related fees due to lower fee structures resulting from competitive market pressures; (2) a $293 thousand, or 9%, decrease in income from life insurance policies due to lower overall rates paid on existing policies; and (3) a $749 thousand, or 24%, decrease in other operating income resulting from the expiration of certain revenue generating operating leases. Partially offsetting these decreases were (1) a $3.2 million, or 1914%, increase in net gain on disposal of fixed assets, resulting from the sale of three buildings in 2004; (2) an $856 thousand, or 12%, increase in letters of credit fees and commissions, resulting from higher volume of trade finance activities and additional issuances of standby letters of credit in 2004; (3) a $322 thousand, or 13%, increase in ancillary loan fees, primarily due to increased loan production volume; and (4) a $311 thousand, or 16%, increase in net gains on investment securities available-for-sale.

Noninterest Expense

 Table 5: Components of Noninterest Expense

	2005	2004	2003
	(In millions)
Compensation and employee benefits	$53.67	$39.13	$31.84
Occupancy and equipment expense	15.06	10.86	10.31
Deposit-related expenses	8.45	4.91	3.89
Amortization of investments in affordable housing partnerships	6.47	7.43	6.68
Amortization of premiums on deposits acquired	3.91	2.22	1.99
Data processing	2.75	2.12	1.87
Deposit insurance premiums and regulatory assessments	1.00	0.80	0.72
Other operating expenses	32.22	23.99	18.63
Total noninterest expense	$123.53	$91.46	$75.93
Efficiency Ratio (1)	36.53%	35.64%	38.57%
_______
(1) Excludes the amortization of intangibles and investments in affordable housing partnerships.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 35% to $123.5 million during 2005, compared to $91.5 million during 2004.

Compensation and employee benefits increased 37% to $53.7 million in 2005, compared to $39.1 million in 2004, primarily due to increased staffing levels resulting from the acquisition of UNB in September 2005 and the addition of relationship officers and operational personnel throughout the year. Also, we recorded a full year of compensation expense in 2005 related to the acquisition of Trust Bank in August 2004, compared to the partial year expense incurred in 2004. Moreover, the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense and employee benefits during 2005 as compared to the prior year.

Occupancy and equipment expenses increased 39% to $15.1 million during 2005, compared with $10.9 million during 2004. The increase in occupancy expenses can be attributed to additional rent expense from the combined fifteen branches acquired from Trust Bank and UNB. Additionally, we entered into a new lease agreement during the third quarter of 2004 for the relocation and expansion of our corporate headquarters, increasing rent, common area maintenance, and depreciation expenses.

Deposit-related expenses increased 72% to $8.5 million during 2005, compared with $4.9 million during 2004. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts during 2005.

The amortization of investments in affordable housing partnerships decreased 13% to $6.5 million in 2005, from $7.4 million in 2004. No additional investments in affordable housing partnerships were purchased during 2005 and total investments in affordable housing partnerships decreased to $31.0 million as of December 31, 2005, compared to $37.5 million as of December 31, 2004.

The amortization of premiums on deposits acquired increased 77% to $3.9 million during 2005, compared with $2.2 million in 2004. The increase in amortization expense is due to additional deposit premiums of $15.0 million recorded in connection with the acquisition of UNB in September 2005. Additionally, we recorded a full year of amortization expense in 2005 related to the acquisition of Trust Bank in August 2004, compared to the partial year expense incurred in 2004. Premiums on acquired deposits are amortized over their estimated useful lives.

Data processing expenses increased 29% to $2.7 million in 2005, compared with $2.1 million in 2004. The increase in data processing expenses is primarily due to increased transaction volume stemming from our overall growth, both internally and externally through acquisitions.

Deposit insurance premiums and regulatory assessments increased 24% to $996 thousand in 2005, compared to $802 thousand in 2004. Although there was a decrease in the SAIF annualized Financing Corporation, or “FICO”, average assessment rate to 1.39 basis points during 2005, compared with 1.51 basis points during 2004, deposit insurance premiums increased during 2005 as a result of the significant growth in the Bank’s assessable deposit base.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, legal, consulting and other professional fees, and charitable contributions. Other operating expenses increased 34% to $32.2 million in 2005, compared with $24.0 million in 2004. This increase in other operating expenses is largely due to expenses incurred to support our continued overall expansion, both organically and through acquisitions. Additionally, we amplified our advertising, public relations, and marketing efforts, incurring an additional $2.2 million in such expenses during 2005, relative to 2004, to enhance our overall image and visibility in the community and in the industry. This amount also includes our pledge of $1.0 million to the Bowers Museum of Cultural Art in Orange County, California for the creation of an art gallery focused on exhibits on Asian history and culture.

Comparing 2004 to 2003, noninterest expense increased $15.5 million, or 20%, to $91.5 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $7.3 million, or 23%, primarily due to the acquisition of Trust Bank in August 2004 as well as the impact of salary adjustments and related costs for existing employees; (2) an increase in occupancy expenses of $543 thousand, or 5%, reflecting additional rent expense from the four branches acquired from Trust Bank, additional expenses related to the relocation of the Company’s corporate headquarters, and higher computer and software related expenses associated with the upgrade of the Company’s hardware and related desktop operating system as well as the conversion of the Bank’s teller platform system during 2004; (3) an increase in deposit-related expenses of $1.0 million, or 26%, attributable to the growth in commercial deposit accounts; (4) an increase in amortization expense of real estate investments of $750 thousand, or 11%, reflecting the $16.1 million in additional affordable housing investment purchases made in 2004; (5) an increase in the amortization of premiums of acquired deposits of $226 thousand, or 11%, due to additional deposit premiums acquired in connection with the acquisitions of Trust Bank in 2004 and PBB in 2003; and (6) an increase in other operating expenses of $5.4 million, or 29%, due primarily to our continued overall growth and expansion, both organically and through acquisitions, as well as higher consulting and professional fees related to our implementation and compliance with the provisions of the Sarbanes-Oxley Act of 2002.

The Company’s efficiency ratio increased 2% to 36.53% in 2005, compared to 35.64% in 2004. Despite our continued expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 43% to $62.0 million in 2005, compared with $43.3 million in 2004. The increase in the provision for income taxes is primarily attributable to a 40% increase in pretax earnings during 2005. The provision for income taxes in 2005 also reflects the utilization of federal affordable housing tax credits totaling $5.6 million, compared to $5.9 million utilized in 2004. The 2005 provision reflects an effective tax rate of 36.4%, compared with 35.7% for 2004.

Comparing 2004 to 2003, the provision for income taxes increased 41% to $43.3 million in 2004, compared with $30.7 million in 2003. This increase is primarily attributable to a 35% increase in pretax earnings in 2004. The provision for income taxes in 2004 also reflects the utilization of affordable housing tax credits totaling $5.9 million, compared to $4.9 million utilized in 2003. The 2004 provision reflects an effective tax rate of 35.7%, compared with 34.2% for 2003.

As previously reported, the California Franchise Tax Board, or “FTB”, announced on December 31, 2003 that it is taking the position that certain tax deductions related to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc., a regulated investment company, or “RIC”, formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or “VCI” offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its recently announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

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

Operating Segment Results

The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment, which includes commercial real estate, primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Bank’s northern and southern California production offices. The treasury department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank’s portfolio of single family and multifamily residential loans.

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. For more information about our segments, including information about the underlying accounting and reporting process, please see Note 24 to the Company’s consolidated financial statements presented elsewhere herein.

Retail Banking

Retail banking’s pre-tax income increased 115% to $65.4 million in 2005 from $30.4 million in 2004. Net interest income increased 77% to $138.2 million in 2005 from $78.2 million in 2004. Additionally, noninterest income for retail banking increased 9% to $15.7 million in 2005 from $14.5 million in 2004. These increases in both net interest income and noninterest income were primarily due to our overall growth, and were partially offset by an increase in noninterest expense of 31% to $65.3 million in 2005 from $49.8 million in 2004. The increase in noninterest expense is primarily a result of an increase in compensation and employee benefits of 27% to $31.7 million in 2005 from $24.9 million in 2004 and an increase in commercial deposit related expenses of 70% to $8.2 million in 2005 from $4.8 million in 2004. The increase in compensation and employee benefits is a result of increasing staffing levels due to the acquisitions of UNB and Trust Bank and the addition of relationship officers and operational personnel throughout the year. The increase in commercial deposit related expenses of $3.4 million is a result of the growth in volume of commercial deposit accounts we experienced during 2005.

Commercial Lending

Commercial lending’s pre-tax income increased 11% to $74.8 million in 2005 from $67.4 million in 2004. Net interest income increased 28% to $90.0 million in 2005 from $70.4 million in 2004. This increase in net interest income is primarily due to the growth of our commercial loans, including commercial real estate. The increase in net interest income was partially offset by a decrease in noninterest income and an increase in noninterest expense. Noninterest income for commercial lending decreased $1.8 million or 8% to $21.4 million in 2005 from $23.2 million in 2004. Noninterest expense increased $6.1 million or 33% to $24.8 million in 2005 from $18.7 million in 2004. The increase in noninterest expense is largely a result of an increase in compensation and employee benefits. Compensation and employee benefits increased 30% to $18.0 million in 2005 from $13.8 million in 2004. The increase in compensation and employee benefits is a result of increasing staffing levels due to the acquisitions of UNB and Trust Bank and the addition of relationship officers and operational personnel throughout the year.

Treasury

Treasury’s pre-tax income decreased 2% to $30.0 million in 2005 from $30.1 million in 2004. Net interest income decreased 8% to $27.6 million in 2005 from $29.9 million in 2004, while noninterest income for treasury increased 154% to $4.4 million in 2005 from $1.7 million in 2004. The decrease in net interest income is largely a result of increased market rates paid on borrowings, as compared to increases in interest earned on investment securities. The significant increase in noninterest income is a result of net gains on sales of investment securities, primarily mortgaged-backed securities. Additionally, noninterest expense increased 35% to $1.0 million in 2005 from $758 thousand in 2004. The increase in noninterest expense is largely a result of an increase in data processing of $212 thousand to $223 thousand in 2005 from $11 thousand in 2004.

Residential Lending

Residential lending’s pre-tax income decreased 12% to $14.4 million in 2005 from $16.5 million in 2004. Net interest income increased 13% to $19.9 million in 2005 from $17.7 million in 2004. The increase in net interest income is due to the growth in volume in single family and multifamily loans we experienced during the year and also reflects the impact of continued increases in interest rates. Noninterest income for residential lending remained unchanged at $4.4 million for 2005 and 2004. Noninterest expense increased 56% to $6.0 million in 2005 from $3.8 million in 2004. The increase in noninterest expense is primarily a result of an increase in compensation and employee benefits of 36% to $3.6 million in 2005 from $2.7 million in 2004. The increase in compensation and employee benefits is a result of the addition of loan officers and back office personnel throughout the year. Additionally, other noninterest expense increased 124% to $2.0 million in 2005 from $884 thousand in 2004, largely a result of increased guarantee fees related to loans securitizations.

Balance Sheet Analysis

Total assets increased $2.25 billion, or 37%, to $8.28 billion during the year ended December 31, 2005. The increase in total assets was primarily attributable to a 32% growth in gross loans and a 63% increase in investment securities available-for-sale. Gross loans rose to a record $6.79 billion at December 31, 2005, compared to $5.13 billion at December 31, 2004. We attribute overall loan growth to the continued expansion of lending relationships with new customers as well as cross-selling to existing customers, increased loan origination volume from our branch network, and the addition of personnel to enhance and support loan and deposit growth. Additionally, the recent acquisition of UNB contributed to our loan growth, year-over-year. We were able to fund the increase in loans and available-for-sale securities through deposit growth totaling $1.74 billion, supplemented by increases in net borrowings of $173.4 million and long-term debt of $95.6 million.

Investment Securities Available-for-Sale

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, mortgage-backed securities, corporate debt, and U.S. Government sponsored enterprise equity securities. We currently classify our entire investment portfolio as available-for-sale, and accordingly, these securities are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity.

      Total investment securities available-for-sale increased 63% to $869.8 million as of December 31, 2005. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $194.6 million and $251.9 million, respectively, during 2005. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $458.7 million as well as funding a portion of loan originations made during 2005. We acquired investment securities with a net carrying value of $115.8 million through our acquisition of UNB in September 2005. The entire portfolio obtained from UNB was sold shortly after acquisition, for a net gain of $178 thousand. We recorded net gains totaling $4.3 million and $3.0 million on sales of available-for-sale securities during 2005 and 2004, respectively. At December 31, 2005, investment securities available-for-sale with a carrying value of $834.1 million were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

During the first quarter of 2005, we recorded a $60 thousand impairment writedown on a corporate debt security held in our available-for-sale investment portfolio. The amortized cost of this security at the time of the writedown was $1.0 million. This security was subsequently sold in the second quarter of 2005 for an additional loss of $39 thousand.

Additionally, during the year ended 2005, we securitized $209.6 million of our multifamily loans through FNMA for liquidity and capital management purposes. All of the resulting securities were retained in our available-for-sale investment portfolio. The securitizations were accounted for as guaranteed mortgage securitizations which did not generate any gains or losses to operations.

The following table sets forth the carrying values of investment securities available-for-sale at December 31, 2005, 2004 and 2003:

	At December 31,
	2005	2004	2003
	(In thousands)
U.S. Treasury securities	$1,497	$2,496	$26,228
U.S. Government agency securities and U.S Government sponsored
enterprise debt securities	610,237	336,614	273,105
U.S. Government sponsored enterprise mortgage-backed securities	189,915	107,988	22,092
Other mortgage-backed securities	14,104	25,664	45,669
Corporate debt securities	17,812	18,288	30,050
U.S. Goverment sponsored enterprise equity securities	35,868	42,448	46,053
Residual interest in securitized loans	404	954	1,945
Total investment securities available-for-sale	$869,837	$534,452	$445,142

The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available-for-sale portfolio at December 31, 2005:

Table 7: Yields and Maturities of Investment Securities Available-For-Sale

Within			After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$1,497	3.98%	$-	-	$-	-	$-	-	$1,497	3.98%
U.S. Government agency securities and U.S.
Government sponsored enterprise debt securities	380,991	3.44%	209,460	3.74%	19,786	4.97%	-	-	610,237	3.59%
Government sponsored enterprise
mortgage-backed securities	655	4.71%	1	8.52%	17,261	5.93%	171,998	4.61%	189,915	4.71%
Other mortgage-backed securities	-	-	-	-	-	-	14,104	4.98%	14,104	4.98%
Corporate debt securities	-	-	7,829	5.13%	-	-	9,983	4.90%	17,812	5.00%
U.S. Government sponsored enterprise equity securities	-	-	1,444	3.57%	-	-	34,424	4.89%	35,868	4.84%
Residual interest in securitized loans	404	-	-	-	-	-	-	-	404	-
Total	$383,547	3.43%	$218,734	3.78%	$37,047	5.40%	$230,509	4.69%	$869,837	3.94%

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of single family residential loans, multifamily residential loans, commercial real estate loans, construction loans, commercial business loans which include trade finance products, and consumer loans. Net loans receivable increased $1.64 billion, or 32% to $6.72 billion at December 31, 2005. The increase in loans during 2005 was funded primarily through growth in deposits, borrowings, and long-term debt.

We experienced strong loan demand throughout 2005. Excluding the impact of $676.6 million in gross loans acquired from UNB in the third quarter of 2005, $209.6 million in loans securitized and $95.6 million in loan sales, organic net loan growth during 2005 amounted to $1.29 billion, or 25%, compared to year-end 2004. All categories of loans experienced double-digit growth during the year, with the commercial real estate, multifamily residential, and single family residential loan sectors contributing the largest dollar volume growth.

The organic growth in loans, excluding loans acquired from UNB, loans securitized and loans sold, is comprised of increases in single family residential loans of $274.1 million or 84%, multifamily residential loans of $282.4 million or 25%, commercial real estate loans of $309.1 million or 12%, construction loans of $214.1 million or 61%, commercial business loans of $132.2 million or 30%, trade finance loans of $54.9 million or 35%, and consumer loans, including home equity lines of credit, of $22.4 million or 12%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 8: Composition of Loan Portfolio
	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$509,151	7.5%	$327,554	6.4%	$146,686	4.5%	$108,508	4.6%	$316,504	14.7%
Residential, multifamily	1,239,836	18.3%	1,121,107	21.8%	809,311	24.7%	628,303	26.8%	377,224	17.5%
Commercial and industrial real estate	3,321,520	48.9%	2,556,827	49.8%	1,558,594	47.6%	983,481	41.9%	868,989	40.2%
Construction	640,654	9.4%	348,501	6.8%	179,544	5.5%	176,221	7.5%	161,953	7.5%
Total real estate loans	5,711,161	84.1%	4,353,989	84.8%	2,694,135	82.3%	1,896,513	80.8%	1,724,670	79.9%

Other loans:
Commercial business	643,296	9.5%	438,537	8.6%	311,133	9.5%	246,798	10.5%	276,563	12.8%
Trade finance	230,771	3.4%	155,809	3.0%	120,809	3.7%	89,573	3.8%	86,768	4.0%
Automobile	8,543	0.1%	10,151	0.2%	13,696	0.4%	15,890	0.7%	13,714	0.6%
Other consumer	200,254	2.9%	175,008	3.4%	133,454	4.1%	97,034	4.2%	58,413	2.7%
Total other loans	1,082,864	15.9%	779,505	15.2%	579,092	17.7%	449,295	19.2%	435,458	20.1%
Total gross loans	6,794,025	100.0%	5,133,494	100.0%	3,273,227	100.0%	2,345,808	100.0%	2,160,128	100.0%

Unearned fees, premiums and discounts, net	(1,070)		(2,156)		152		2,683		267
Allowance for loan losses	(68,635)		(50,884)		(39,246)		(35,292)		(27,557)
Loan receivable, net	$6,724,320		$5,080,454		$3,234,133		$2,313,199		$2,132,838

Single Family Residential Loans. We offer first prime mortgage loans secured by one-to-four unit residential properties located in our primary lending areas. At December 31, 2005, $509.2 million or 8% of the loan portfolio was secured by one-to-four family residential real estate properties, compared to $327.6 million or 6% at December 31, 2004. Residential single family loan origination activity continued to grow in 2005, resulting in $320.1 million in new loan originations during 2005. As compared to 2004, we experienced an increase in the origination of adjustable-rate loans over fixed-rate loans as interest rates continued to steadily increase in 2005. Since we generally only sell fixed-rate loans in the secondary market, the rising rate environment continued to constrain our secondary marketing efforts during 2005. Specifically, we sold approximately $93.9 million in conforming and non-conforming residential single family loans through our secondary marketing efforts during 2005, compared to $87.4 million sold in 2004. If interest rates continue to rise, we anticipate a contraction in our secondary marketing activities during 2006.

We offer both fixed and adjustable rate (“ARM”) single family residential mortgage loan programs. Primarily, we offer ARM loan programs that have six-month, three-, five-, or seven-year initial fixed periods. We originate single family residential mortgage loans under three different types of programs, full/alternative documentation, reduced documentation and no documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels. Our underwriting criteria for all the loans in our single family residential mortgage loan programs include minimum FICO scores and maximum loan-to-value ratios. Additionally, our full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, we require reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, our no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. Of the $320.1 million single family residential mortgage loans originated in the year ended December 31, 2005, 11% or $35.6 million were full/alternative documentation loans, 45% or $142.5 million were reduced documentation loans and 44% or $142.0 million were no documentation loans.

Multifamily Real Estate Loans. We continue to place emphasis in the origination of multifamily loans and originated $574.6 million multifamily loans in the year ended December 31, 2005. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily real estate loans accounted for $1.24 billion or 18% and for $1.12 billion or 22% of our loan portfolio at December 31, 2005 and 2004, respectively.

We securitized $209.6 million of multifamily loans through FNMA during the year. The securitizations were undertaken for liquidity and capital management purposes, with all of the resulting securities retained in our available-for-sale investment portfolio. The securitizations were all accounted for as guaranteed mortgage securitizations which did not generate any gains or losses to operations. We also recorded $2.5 million in mortgage servicing assets in connection with these multifamily securitizations since the Bank continues to service the underlying loans.

We offer both fixed and ARM multifamily loan programs. Primarily, we offer ARM multifamily loan programs that have six-month, three-, or five-year initial fixed periods. We originate these prime multifamily mortgage loans under two different types of programs, full documentation and reduced documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to the programs mentioned in the single family residential loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

Additionally, we own single family and multifamily residential mortgage loans that have contractual features that may increase our credit exposure. These mortgage loans include option adjustable rate mortgage loans that may subject borrowers to significant future payment increases or create the potential for negative amortization of the principal balance.

Interest only mortgage loans allow interest-only payments for fixed period of time. At the end of the interest only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest only period, the larger the amortizing payment will be when the interest-only period ends.

Option adjustable rate mortgage loans permit different repayment options. The monthly payment is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans’ principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. As of December 31, 2005 and 2004, there was no negative amortization on any loans held in our portfolio. We did not originate these loans and they were purchased several years ago.

Our total exposure related to these products included in loans receivable for the years ended December 31, 2005 and 2004 is summarized as follows:

Table 9: Nontraditional Mortgage Products
	Unpaid Principal Balance as of
	December 31,
	2005	2004
	(In thousands)
Interest only residential, multifamily loans	$9,213	$5,845
Option adjustable rate mortgages
Residential, single family loans	2,844	3,030
Residential, multifamily loans	81,348	83,301

All of the loans we originate are subject to our underwriting guidelines and loan origination standards. Generally, loans obtained from third party originators, including the higher risk loans in the preceding table, are closed and funded in our name and are also subject to our same underwriting guidelines and loan origination standards. We believe our strict underwriting criteria and procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements.

Commercial Real Estate Loans. We continue to place emphasis in the origination of commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $3.32 billion or 49%, and $2.56 billion or 50%, of our loan portfolio at December 31, 2005, and 2004, respectively.

Construction Loans. We offer loans to finance the construction of income-producing or owner-occupied buildings. At December 31, 2005, construction loans accounted for $640.7 million or 9% of our loan portfolio. This compares with $348.5 million or 7% of the loan portfolio at December 31, 2004. Total unfunded commitments related to construction loans increased 95% to $720.2 million at December 31, 2005, compared to $369.6 million at December 31, 2004.

Commercial Business Loans. We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines SBA guaranteed small business loans and lease financing. At December 31, 2005, commercial business loans accounted for a total of $643.3 million or 9% of our loan portfolio compared to $438.5 million or 12% at December 31, 2004. Total unfunded commitments related to commercial business loans increased 92% to $473.2 million at December 31, 2005, compared to $246.0 million at year-end 2004.

Trade Finance Products. We offer a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. At December 31, 2005, these loans to finance international trade totaled $230.8 million or 3% of our loan portfolio. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Ex-Im financing to various exporters. These loans are guaranteed by the Export-Import Bank of the United States. Of this amount, a significant portion represents loans made to borrowers on the import side of international trade. At December 31, 2005, such loans amounted to $214.6 million, compared with $141.1 million at December 31, 2004. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated. At December 31, 2005, total unfunded commitments related to trade finance loans increased 63% to $200.9 million, compared to $123.3 million at December 31, 2004.

Affordable Housing. We are engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which are generally eligible for federal low income housing tax credits. As of December 31, 2005, we had outstanding $271.8 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $291.3 million as of year-end 2004. Credit facilities for individual projects generally range in size from $1 million to $10 million.

Contractual Maturity of Loan Portfolio. The following table presents the maturity schedule of our loan portfolio at December 31, 2005. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $24.1 million are included in the within one year category.

Table 10: Maturity of Loan Portfolio
		After One
	Within	But Within	More Than
	One Year	Five Years	Five Years	Total
	(In thousands)
Residential, single family	$87,400	$245,118	$176,633	$509,151
Residential, multifamily	233,111	573,226	433,499	1,239,836
Commercial and industrial real estate	525,232	1,171,685	1,624,603	3,321,520
Construction	512,861	122,832	4,961	640,654
Commercial business	474,159	139,940	29,197	643,296
Trade finance	218,861	11,910	-	230,771
Other consumer	84,310	99,436	25,051	208,797
Total	$2,135,934	$2,364,147	$2,293,944	$6,794,025

As of December 31, 2005, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 11: Loans Scheduled to be Repriced
		After One
	Within	But Within	More Than
	One Year	Five Years	Five Years	Total
	(In thousands)
Total fixed rate	$136,724	$208,397	$414,510	$759,631
Total variable rate	4,380,480	1,098,284	531,481	6,010,245
Total	$4,517,204	$1,306,681	$945,991	$6,769,876

Nonperforming Assets

Loans are continually monitored by management and the Board of Directors. Generally, our policy is to place a loan on nonaccrual status if either (i) principal or interest payments are past due in excess of 90 days; or (ii) the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. Nonaccrual loans that demonstrate a satisfactory payment trend for several months are returned to full accrual status subject to management’s assessment of the full collectibility of the account.

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.36% and 0.10% at December 31, 2005 and 2004, respectively. Nonaccrual loans totaled $24.1 million and $4.9 million at December 31, 2005 and 2004, respectively. Loans totaling $36.0 million were placed on nonaccrual status during 2005. These additions to nonaccrual loans were offset by $5.0 million in net chargeoffs, $4.8 million in payoffs and principal paydowns and $7.0 million in loans that were brought current. Additions to nonaccrual loans during 2005 were comprised of $23.2 million in commercial real estate loans, $4.6 million in construction loans, $3.0 million in trade finance loans, $3.0 million in commercial business loans, and $2.2 million in residential and other consumer loans.

We also had $5.7 million in loans past due 90 days or more but not on nonaccrual status at December 31, 2005, as compared to $681 thousand at December 31, 2004.

There were no restructured loans or loans that had their original terms modified at December 31, 2005 and 2004.

Other real estate owned, or “OREO” includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at December 31, 2005 and 2004, with a carrying value of $299 thousand, representing a condominium unit that was held as partial collateral for a commercial business loan.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

Table 12: Nonperforming Assets
	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$24,149	$4,924	$5,311	$8,855	$3,658
Loans past due 90 days or more but not on nonaccrual	5,670	681	636	-	-
Total nonperforming loans	29,819	5,605	5,947	8,855	3,658

Restructured loans	-	-	638	3,304	2,119
Other real estate owned, net	299	299	-	-	-
Total nonperforming assets	$30,118	$5,904	$6,585	$12,159	$5,777

Total nonperforming assets to total assets	0.36%	0.10%	0.16%	0.37%	0.20%
Allowance for loan losses to nonperforming loans	230.17%	907.83%	659.93%	398.55%	753.34%
Nonperforming loans to total gross loans	0.44%	0.11%	0.18%	0.38%	0.17%

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

At December 31, 2005, we classified $24.1 million of our loans as impaired, compared with $5.6 million at December 31, 2004. Specific reserves on impaired loans amounted to $1.3 million at December 31, 2005, compared to $1.1 million at December 31, 2004. Our average recorded investment in impaired loans during 2005 and 2004 was $19.9 million and $7.7 million, respectively. During 2005 and 2004, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.6 million and $496 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $604 thousand and $272 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular, quarterly reviews of the adequacy of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2005, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the year. At December 31, 2005, the allowance for loan losses amounted to $68.6 million, or 1.01% of total loans, compared with $50.9 million, or 0.99% of total loans, at December 31, 2004. The $17.8 million increase in the allowance for loan losses at December 31, 2005, from year-end 2004, reflects $15.9 million in additional loss provisions and $9.3 million in loss reserves acquired from UNB, reduced by $4.7 million in net chargeoffs during the year. Moreover, we reclassified $2.7 million from the allowance for loan losses to other liabilities during 2005, representing additional loss allowances required for unfunded loan commitments and letters of credit related primarily to our trade finance and affordable housing activities.

The provision for loan losses of $15.9 million recorded in 2005 represents a 5% decrease from the $16.8 million in loss provisions recorded during 2004. Net chargeoffs amounting to $4.7 million represent 0.08% of average loans outstanding during 2005. This compares to net chargeoffs of $5.1 million, or 0.12% of average loans outstanding, during 2004. We continue to record loss provisions to compensate for both the continued growth of our loan portfolio, which grew 32% during 2005, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, trade finance, and construction loans.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

Table 13: Allowance for Loan Losses
	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance balance, beginning of year	$50,884	$39,246	$35,292	$27,557	$23,848
Allowance from acquisitions	9,290	1,583	2,821	-	1,550
Allowance for unfunded loan commitments
and letters of credit	(2,738)	(1,566)	(6,129)	-	-
Provision for loan losses	15,870	16,750	8,800	10,200	6,217
Gross chargeoffs:
Residential, single family	168	-	-	-	-
Commercial and industrial real estate	1,899	-	-	-	-
Commercial business	4,175	5,734	2,565	3,423	5,920
Automobile	97	119	190	113	8
Other consumer	103	7	22	4	-
Total gross chargeoffs	6,442	5,860	2,777	3,540	5,928

Gross recoveries:
Residential, single family	23	9	40	40	77
Residential, multifamily	90	26	197	522	1,296
Commercial and industrial real estate	34	3	264	130	60
Commercial business	1,454	507	697	324	435
Automobile	119	186	41	58	2
Other consumer	51	-	-	1	-
Total gross recoveries	1,771	731	1,239	1,075	1,870
Net chargeoffs	4,671	5,129	1,538	2,465	4,058
Allowance balance, end of year	$68,635	$50,884	$39,246	$35,292	$27,557
Average loans outstanding	$5,886,398	$4,170,524	$2,754,620	$2,309,909	$1,974,857
Total gross loans outstanding, end of year	$6,794,025	$5,133,494	$3,273,227	$2,345,808	$2,160,128
Net chargeoffs to average loans	0.08%	0.12%	0.06%	0.11%	0.21%
Allowance for loan losses to total gross
loans at end of year	1.01%	0.99%	1.20%	1.50%	1.28%

Prior to the third quarter of 2005, we utilized two primary methodologies to determine the overall adequacy of the allowance - the classification migration model and the individual loan review analysis methodology. The results from these two methodologies were compared to various ancillary analyses, including historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses to determine an overall allowance requirement amount. Largely in response to the significant growth of the Bank’s loan portfolio in the past couple of years, we refined the classification migration analysis in the third quarter of 2005 to take into consideration the increasing diversity and risk profiles of loans within the same loan categories. As a result of our enhanced approach to the classification migration analysis, management has determined that the individual loan review analysis methodology and separate historical loss analyses are no longer necessary in determining the overall adequacy of the allowance since the results of these analyses have been incorporated into the enhanced migration model.

Under the classification migration approach implemented prior to the third quarter of 2005, we utilized only six risk-rated loan pools. This now has been expanded to eighteen categories. Automobile loans and homogeneous loans, which are predominantly consumer-related credits (i.e. home equity lines, overdraft protection, and credit card loans), remain unchanged under the enhanced model. All other categories (i.e. single family residential, multifamily residential, commercial real estate, construction, and commercial business) have been broken down into additional subcategories. For example, instead of one commercial real estate loan category, this category has been segmented into six subcategories based on industry sector, namely, retail, office, industrial, land, hotel/motel, and other miscellaneous. By sectionalizing loan categories into smaller subgroups, we are better able to isolate and identify the risk associated with each subgroup based on historical loss trends.

In addition to increasing the number of loan categories, we have also expanded the loss horizon from five to thirteen years in order to better capture the Bank’s historical loss trends to make the analysis more complete and accurate. The thirteen-year loss horizon was selected because this represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio. We continue to utilize minimum loss rates as a self-correcting mechanism to better reflect the loss potential for certain categories that have little or no historical losses. Similar to the previous periods, minimum loss rates are established based on relative risk profiles for certain loan categories. However, in contrast to previous periods, the current minimum loss rates utilized under the enhanced methodology more closely reflect historical loss rates than previously utilized minimum loss rates as a result of the expanded loss horizon. For example, minimum loss rates on construction loans will be higher than minimum loss rates established for commercial real estate loans due to their riskier credit profiles. Even within various subgroups in a broad loan category such as commercial real estate, minimum loss rates are also established based on the relative risk profile of various industry sectors. Commercial real estate loans in the retail sector, for example, will have a lower minimum loss rate than commercial real estate loans in the hotel/motel sector. The allowance requirement for each pool continues to be based on the higher of historical loss factors or established minimum loss rates for each classification category (i.e. pass, special mention, substandard, and doubtful).

Besides quantitative adjustments, the enhanced classification migration methodology also utilizes qualitative adjustments which were previously considered in conjunction with the individual loan review analysis methodology. These qualitative adjustments include, but are not limited to, credit concentrations, delinquency, nonaccrual and problem loan trends, qualification of lending management and staff, and quality of the loan review system. Qualitative adjustments can be either positive or negative, and generally range from -2% to 5%. Total net qualitative adjustments for each loan pool are reflected as a percent adjustment and are calculated on top of the required allowance amount based on historical losses or minimum loss rates. By incorporating various qualitative adjustments into the migration methodology, we have essentially integrated the principles of the individual loan review analysis methodology.

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated. Due to the changes in methodology discussed above, a trend comparison of the allowance requirement for individual loan types at December 31, 2005 compared to December 31, 2004 is no longer meaningful. We will resume this analysis in the first quarter of 2006 when the allowance requirement as of March 31, 2006 will be derived in the same manner as the requirement at year-end 2005.

Table 14: Allowance for Loan Losses by Loan Category
	At December 31,
	2005		2004		2003		2002			2001
	Amount	%	Amount	%	Amount	%	Amount	%		Amount	%
	(Dollars in thousands)
Residential, single family	$1,401	7.5%	$586	6.4%	$259	4.5%	$386	4.6%	$	$ 184	14.7%
Residential, multifamily	5,152	18.3%	3,703	21.8%	2,487	24.7%	3,142	26.8%		1,914	17.5%
Commercial and industrial real estate	22,241	48.9%	15,053	49.8%	12,958	47.6%	7,748	41.9%		8,221	40.2%
Construction	10,751	9.4%	7,082	6.8%	3,781	5.5%	4,410	7.5%		3,024	7.5%
Commercial business (1)	28,132	12.9%	16,486	11.6%	13,761	13.2%	14,494	14.3%		10,248	16.8%
Automobile	205	0.1%	510	0.2%	486	0.4%	40	0.7%		39	0.6%
Consumer and other	753	2.9%	741	3.4%	321	4.1%	115	4.2%		8	2.7%
Other risks	-	-	6,723	-	5,193	-	4,957	-		3,919	-
Total	$68,635	100.0%	$50,884	100.0%	$39,246	100.0%	$35,292	100.0%	$	$ 27,557	100.0%
_______
(1) Includes trade finance loans.

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Time deposit products, consisting primarily of retail fixed-rate certificates of deposit, comprised 50% of the deposit portfolio at both December 31, 2005 and 2004. Other deposit products, which include noninterest bearing demand accounts, interest-bearing checking accounts, savings accounts and money market accounts, accounted for the remainder of the deposit portfolio at both December 31, 2005 and 2004.

Deposits increased $1.74 billion, or 38%, to $6.26 billion at December 31, 2005. Organic deposit growth, excluding the $865.1 million in deposits acquired from UNB, increased $871.0 million, or 19% during the year. This organic deposit growth was comprised of noninterest bearing demand accounts of $107.1 million or 10%, money market accounts of $418.2 million or 82%, and time deposits of $396.3 million or 18%. These increases were partially offset by decreases in savings accounts of $43.5 million or 13% and interest-bearing checking accounts of $7.0 million or 2% during the year. The net growth in non-time deposit accounts can be attributed to the Bank’s efforts to expand its small- and mid-sized commercial customer base through programs at the retail branches that better align with the needs of these customers, while the growth in time deposits is due to the introduction of various new products and promotions during the year.

Brokered deposits increased 56% to $551.6 million at December 31, 2005 from $354.3 million at December 31, 2004. Our increased reliance on brokered deposits during 2005 is directly correlated to our substantial loan growth during the year.

Public deposits increased 61% to $408.6 million at December 31, 2005, compared to $254.1 million as of December 31, 2004. The balance of public funds is comprised predominantly of deposits from the State of California.

Time deposits greater than $100 thousand totaled $2.22 billion, accounting for 35% of the deposit portfolio at December 31, 2005. These accounts, consisting primarily of deposits by consumers and public funds, had a weighted average interest rate of 3.54% at December 31, 2005. The following table provides the remaining maturities at December 31, 2005 of time deposits greater than $100 thousand:

Table 15: Time Deposits Greater than $100,000
(In thousands)
3 months or less	$1,260,300
Over 3 months through 6 months	579,870
Over 6 months through 12 months	311,457
Over 12 months	69,081
Total	$2,220,708

Borrowings

We use borrowings, which include federal funds purchased, securities sold under repurchase agreements, and FHLB advances, to manage our liquidity position. Such borrowings increased 20% to $1.03 billion at December 31, 2005, an increase of $173.4 million from December 31, 2004. Federal funds purchased, which are generally short-term in nature, totaled $91.5 million at December 31, 2005. We had no outstanding federal funds purchased as of December 31, 2004.

During 2005, we entered into six long-term transactions involving sales of securities under repurchase agreements totaling $325.0 million. These repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The terms for these repurchase agreements range from seven to ten years. These repurchase agreements are all initially floating rate for the first one to three years, ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 125 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.08% to 4.55%. We did not have any outstanding securities sold under repurchase agreements at December 31, 2004.

FHLB advances decreased 28% to $617.7 million as of December 31, 2005, representing a decrease of $243.1 million from December 31, 2004. At December 31, 2005, $280.0 million of total outstanding FHLB advances represent overnight advances, compared to $100.0 million as of December 31, 2004.

Long-Term Debt

Long-term debt, which is comprised of both subordinated debt and junior subordinated debt, totaled $153.1 million at December 31, 2005. This compares to total long-term debt of $57.5 million at December 31, 2004. Junior subordinated debt is issued in connection with various trust preferred security offerings.

On April 28, 2005, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The subordinated debt issuance has a 10-year term and bears interest per annum at a rate based on the three-month Libor rate plus 110 basis points, payable on a quarterly basis. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes. On September 23, 2005, we amended the subordinated debt agreement entered into on April 28, 2005. Pursuant to the amendment, we issued an additional $25.0 million in subordinated debt and changed the maturity date of the instrument from April 29, 2015 to September 23, 2015. At December 31, 2005, we had subordinated debt totaling $75.0 million. We did not have any subordinated debt at December 31, 2004.

We had junior subordinated debt totaling $78.1 million and $57.5 million at December 31, 2005 and 2004, respectively. On September 6, 2005, the Company completed an offering of trust preferred securities totaling $20.6 million, in a private placement transaction. Similar to previous trust offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VI, or “Trust VI”, a wholly owned subsidiary of the Company. Trust VI issued junior subordinated debt of $20.0 million and common stock of $619 thousand to the Company, both of which is classified as junior subordindated debt. The securities issued by Trust VI have a scheduled maturity date of September 6, 2035 and an interest rate of 5.99% per annum as of December 31, 2005. The interest rate adjusts quarterly based on the three-month Libor plus 150 basis points. These additional issuances of capital securities provide the Bank with a cost-effective means of obtaining Tier I capital for regulatory purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the course of our business, we may enter into or be a party to transactions that are not recorded on the balance sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements whereby an unconsolidated entity is a party, under which we have: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

Loan Securitizations and Sales

In the ordinary course of business, the Company sells loans with or without recourse. For loans sold with recourse, the recourse component is considered a guarantee. In certain situations, the Company could also have an obligation for loans sold without recourse. Additional information pertaining to our loan sales is included in Note 18 to the Company’s consolidated financial statements presented elsewhere herein.

From time to time, we securitize certain real estate loans, a portion of which are sold to investors. Securitizations provide us with a source of liquidity and also reduce our credit exposure to borrowers. Securitizations involve the sale of loans to a qualifying special-purpose entity, or “QSPE”, typically a trust. Generally, in a securitization, we transfer financial assets to a QSPE that is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly called asset-backed securities, which are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle them to receive specified cash flows during the term of the securities. The QSPE uses proceeds from the sale of these securities to pay the purchase price for the sold loans. The proceeds from the issuance of the securities are then distributed to the Company as consideration for the loans transferred.

When we sell or securitize loans, we generally retain the right to service the loans and we may retain residual and other interests, which are considered retained interests in the securitized assets. Retained interests may provide credit enhancement to the investors and represent the Company’s maximum risk exposure associated with these transactions. Investors in the securities issued by the QSPE have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPE. Additional information pertaining to our securitization transactions and related retained interests is included in Note 5 to the Company’s consolidated financial statements presented elsewhere herein.

Commitments, Guarantees and Contingencies

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers is as follows:

Table 16: Significant Commitments

December 31, 2005
(In thousands)
Undisbursed loan commitments	$1,715,725
Standby letters of credit	364,722
Commercial letters of credit	40,430

A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 18 to the Company’s consolidated financial statements presented elsewhere herein. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 20 to the Company’s consolidated financial statements presented elsewhere herein.

Contractual Obligations

The following table presents, as of December 31, 2005, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 17: Contractual Obligations

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Deposits	$3,056,702	$112,088	$32,349	$876	$3,110,087	$6,312,102
Federal funds purchased	91,521	-	-	-	-	91,521
FHLB advances	537,025	88,842	1,003	-	-	626,870
Securities sold under repurchase
agreements	11,020	22,041	22,041	372,179	-	427,281
Notes payable	-	-	-	-	8,833	8,833
Long-term debt obligations	9,811	19,621	19,621	298,149	-	347,202
Operating lease obligations	6,966	12,968	9,758	27,545	-	57,237
Total contractual obligations	$3,713,045	$255,560	$84,772	$698,749	$3,118,920	$7,871,046

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At December 31, 2005, stockholders' equity totaled $734.1 million, a 43% increase from the year-end 2004 balance of $514.3 million. The increase is comprised of the following: (1) net income of $108.4 million recorded during 2005; (2) stock compensation costs amounting to $3.1 million related to our Restricted Stock Award Program; (3) tax benefits of $5.7 million resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $9.2 million, representing 915,811 shares, pursuant to various stock plans and agreements; (5) issuance of common stock totaling $112 thousand, or 3,303 shares, in lieu of Board of Director retainer fees; (6) issuance of common stock totaling $106.7 million, or 3,138,701 shares, in connection with the UNB acquisition. These transactions were offset by (1) payments of quarterly cash dividends totaling $10.7 million and (2) an increase of $2.6 million in unrealized losses on available-for-sale investment securities.

Private Placement Offerings

As previously mentioned, during the year, the Bank issued $75.0 million in subordinated debt with a 10-year term, in a private placement transaction. This instrument was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes.

On September 6, 2005, the Company also issued $20.0 million in additional junior subordinated debt in a separate private placement offering. Similar to previous trust offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VI, a wholly owned subsidiary of the Company. As of December 31, 2005, total junior subordinated debt issued by the Company through its various trust preferred offerings amounted to $78.1 million. These issuances of capital securities qualify as Tier I capital for regulatory reporting purposes.

In-Store Banking Agreement

    On August 30, 2001, we entered into a ten-year agreement with 99 Ranch Market to provide in-store retail banking services to their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty-two full service stores in California, two in Washington, and affiliated licensee stores in Arizona, Georgia, Hawaii, Nevada, and Indonesia. Tawa Supermarket Companies, or “Tawa,” is the parent company of 99 Ranch Market. In conjunction with this agreement, we issued 600,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share. These warrants vest over six years and are intended to provide direct benefit to 99 Ranch Market executives who make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants was $2.7 million. As of December 31, 2005, 360,000 warrants out of the 600,000 warrants initially issued have been exercised. We have not experienced nor do we anticipate any material increases in overhead expenses or capital investments as a result of this agreement with 99 Ranch Market.

    In order to further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 800,000 newly issued shares of East West Bancorp, Inc. common stock totaling $7.9 million. The shares were sold for cash at a price of $9.86 per share. No underwriting discounts or commissions were paid in connection with this transaction. The shares were restricted. Upon the two-year anniversary of the closing on August 30, 2001, 40% of the shares became available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares was $6.9 million. As of December 31, 2005, 640,000 shares out of the 800,000 restricted shares initially granted have vested.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.” At December 31, 2005, the Bank’s Tier I and total capital ratios were 8.8% and 11.0%, respectively, compared to 9.5% and 10.6%, respectively, at December 31, 2004.

The following table compares East West Bancorp, Inc.'s and East West Bank’s actual capital ratios at December 31, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 18: Regulatory Required Ratios

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	11.2%	11.0%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.0%	8.8%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.1%	8.0%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the years ended December 31, 2005 and 2004, we experienced net cash inflows of $144.2 million and $87.5 million, respectively, from operating activities. Net cash inflows from operating activities during 2005 and 2004 were primarily due to net income earned during the year.

Net cash outflows from investing activities totaled $1.22 billion and $1.76 billion during 2005 and 2004, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the substantial growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities available-for-sale.

We experienced net cash inflows from financing activities of $1.14 billion and $1.62 billion during 2005 and 2004, respectively. Deposit growth, proceeds from repurchase agreements, and proceeds from long-term debt, partially offset by a decrease in FHLB advances and dividends paid on the Company’s common stock accounted for the net cash inflows from financing activities during 2005. During 2004, net cash inflows can be attributed largely to deposit growth, a net increase in FHLB advances, and proceeds from the issuance of common stock and long-term debt in private placement transactions, partially offset by dividends paid on common stock.

As a means of augmenting our liquidity, we have established federal funds lines with six correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2005, the Company’s available borrowing capacity includes $253.5 million in federal funds line facilities, $52.1 million in repurchase arrangements and $1.89 billion in unused FHLB advances. We believe our liquidity sources to be stable and adequate to meet our operating needs and other cash commitments. At December 31, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the years ended December 31, 2005 and 2004, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $10.7 million and $10.1 million, respectively. As of December 31, 2005, approximately $229.2 million of undivided profits of the Bank were available for dividends to the Company.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2005 and 2004, assuming a parallel shift of 100 to 200 basis points in both directions:

Table 19: Rate Shock Table

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	December 31,	December 31,	December 31,	December 31,
(Basis Points)	2005	2004	2005	2004
+200	1.10%	7.00%	(12.5)%	(7.8)%
+100	0.90%	3.90%	(5.2)%	(3.2)%
-100	(1.6)%	(4.0)%	2.90%	2.10%
-200	(4.1)%	(8.2)%	3.80%	2.00%

_______
(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)  The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2005 and 2004. At December 31, 2005 and 2004, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following tables provide the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2005. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 20: Expected Maturity for Financial Instruments
	Expected Maturity or Repricing Date by Year							Fair Value at
						After		December 31,
	2006	2007	2008	2009	2010	2010	Total	2005
	(Dollars in thousands)
Assets:
Securities purchased under
resale agreements	$--	$50,000	$--	$--	$--	$--	$50,000	$49,670
Weighted average rate	--%	7.00%	--	--	--	--	7.00%
Investment securities available-
for-sale (fixed rate)	$384,073	$96,957	$--	$1	--	$36,605	$517,636	$513,947
Weighted average rate	2.80%	3.17%	--	9.00%	--	5.48%	3.06%
Investment securities available-
for-sale (variable rate)	$356,333	--	--	--	--	--	$356,333	$355,890
Weighted average rate	4.49%	--	--	--	--	--	4.49%
Total gross loans	$4,550,569	$347,549	$535,130	$424,001	$560,115	$376,661	$6,794,025	$6,736,853
Weighted average rate	7.24%	5.92%	5.95%	5.90%	6.38%	6.51%	6.87%

Liabilities:
Checking accounts	$472,610	--	--	--	--	--	$472,610	$472,610
Weighted average rate	1.04%	--	--	--	--	--	1.04%
Money market accounts	$978,678	--	--	--	--	--	$978,678	$978,678
Weighted average rate	2.79%	--	--	--	--	--	2.79%
Savings deposits	$326,807	--	--	--	--	--	$326,807	$326,807
Weighted average rate	0.26%	--	--	--	--	--	0.26%
Time deposits	$3,005,597	$98,250	$15,957	$2,086	$25,952	$658	$3,148,500	$3,134,090
Weighted average rate	3.45%	3.16%	0.70%	3.32%	3.17%	4.31%	3.42%
Federal funds purchased	$91,500	--	--	--	--	--	$91,500	$91,500
Weighted average rate	4.03%	--	--	--	--	--	4.03%
FHLB advances	$530,155	$61,527	$25,000	$1,000	--	--	$617,682	$613,394
Weighted average rate	3.57%	2.38%	4.55%	4.98%	--	--	3.49%
Securities sold under
repurchase agreements	$325,000	--	--	--	--	--	$325,000	$319,120
Weighted average rate	3.39%	--	--	--	--	--	3.39%
Subordinated debt	$75,000	--	--	--	--	--	$75,000	$72,190
Weighted average rate	5.35%	--	--	--	--	--	5.35%
Junior subordinated debt
Weighted average rate	--	--	--	--	--	$20,750	$20,750	$32,045
(fixed rate)	--	--	--	--	--	10.91%	10.91%
Junior subordinated debt
Weighted average rate	$55,000	--	--	--	--	--	$55,000	$59,130
(variable rate)	6.43%	--	--	--	--	--	6.43%

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

The fair values of short-term investments approximate their book values due to their short maturities. For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates. Bid quotations from securities brokers or third party data providers are the basis for fair values of investment securities available-for-sale. The fair values of loans are estimated for portfolios with similar financial characteristics and takes into consideration discounted cash flows based on expected maturities or repricing dates utilizing estimated market discount rates as projected by third party data providers.

Transaction deposit accounts, which include checking, money market and savings accounts, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair values of time deposits are based upon the discounted values of contractual cash flows, which are estimated using current rates offered for deposits of similar remaining terms. For federal funds purchased, fair value approximates book value due to their short maturities. The fair value of FHLB advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. The fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. For both subordinated and junior subordinated debt instruments, fair values are estimated by discounting cash flows through maturity based on current market rates.

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

In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index, or the “HSCEI”. The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

    On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams. The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005. The fair value of the embedded derivatives amounted to $3.5 million and $3.3 million as of December 31, 2005 and 2004, respectively, and is included in interest-bearing deposits on the consolidated balance sheets. The fair value of the equity swap agreements totaled $3.5 million and $(422) thousand as of December 31, 2005 and 2004, respectively. The fair value of the equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Asset Liability and Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company, including the "Report of Independent Registered Public Accounting Firm," are included in this report immediately following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

There have been no significant changes in our internal controls during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Deloitte & Touche LLP’s attestation report on management's assessment of the Company's internal control over financial reporting appears on page 63 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that East West Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 10, 2006

ITEM 9B. OTHER INFORMATION

On March 9, 2006, the Compensation Committee for the Company approved the 2006 annual base salaries, cash bonus payments for 2005 work and grants of incentive stock for the Company’s executive officers. This information for the Company’s named executives is set forth as Exhibit 10.13 “Named Executive Officer Compensation.”

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Company, to the extent not included under “Item 1 under the heading "Executive Officers of the Registrant" appearing at the end of Part I of this report, will appear in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.  Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 “Director Compensation.”

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

ITEM 11. EXECUTIVE COMPENSATION

On March 9, 2006, the Compensation Committee for the Company approved the 2006 annual base salaries, cash bonus payments for 2005 work and grants of incentive stock for the Company’s executive officers. This information for the Company’s named executives is set forth as Exhibit 10.13 “Named Executive Officer Compensation.” Additional information concerning executive compensation will appear in the 2006 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "COMPENSATION OF DIRECTORS” and “COMPENSATION OF EXECUTIVE OFFICERS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and information related to the Company’s equity compensation plans will appear in the 2006 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" and “Securities Authorized for Issuance under Equity Compensation Plans,” if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions will appear in the 2006 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the 2006 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "INDEPENDENT PUBLIC ACCOUNTANTS,” if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements included in the registrant's 2005 Annual Report to Shareholders are included. Page number references are to the 2005 Annual Report to Shareholders.

(a)(2) Financial statement schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East West Bank and East West Merger Co., Inc.*
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause!+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan^+
10.6.2	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors^+
10.6.3	Performance-Based Bonus Plan^+
10.6.4	1999 Spirit of Ownership Restricted Stock Program^+
10.6.5	2003 Directors’ Restricted Stock Program^+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+

10.8	Employment Agreement with William J. Lewis!+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
10.10.2	Amendment to Employment Agreement with Donald Sang Chow!+
10.11	Supplemental Executive Retirement Plans%+
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Employment Agreement with Wellington Chen!+
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

__________________________

*	Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).
#	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).
@	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 28, 2002 (File No. 000-24939).
&	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-24939).
!	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005 (File No. 000-24939).
^	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).
+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of East West Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 10, 2006

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$151,192	$93,075
Interest-bearing deposits in other banks	-	100
Securities purchased under resale agreement	50,000	-
Investment securities available-for-sale, at fair value (with amortized cost of
$873,969 in 2005 and $534,459 in 2004)	869,837	534,452
Loans receivable, net of allowance for loan losses of $68,635 in 2005
and $50,884 in 2004	6,724,320	5,080,454
Investment in Federal Home Loan Bank stock, at cost	45,707	47,482
Investment in Federal Reserve Bank stock, at cost	12,285	6,923
Other real estate owned, net	299	299
Investment in affordable housing partnerships	31,006	37,463
Premises and equipment, net	38,579	19,749
Due from customers on acceptances	6,074	13,277
Premiums on deposits acquired, net	18,853	7,723
Goodwill	143,254	43,702
Cash surrender value of life insurance policies	82,191	67,319
Accrued interest receivable and other assets	82,073	57,439
Deferred tax assets	22,586	19,423
TOTAL	$8,278,256	$6,028,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,331,992	$1,097,851
Interest-bearing	4,926,595	3,424,666
Total deposits	6,258,587	4,522,517

Federal funds purchased	91,500	-
Federal Home Loan Bank advances	617,682	860,803
Securities sold under repurchase agreements	325,000	-
Notes payable	8,833	11,018
Bank acceptances outstanding	6,074	13,277
Accrued interest payable, accrued expenses and other liabilities	83,347	49,480
Long-term debt	153,095	57,476
Total liabilities	7,544,118	5,514,571

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized -- 200,000,000 shares
Issued -- 61,419,622 shares in 2005 and 57,361,807 shares in 2004
Outstanding -- 56,519,438 shares in 2005 and 52,500,766 shares in 2004	61	57
Additional paid in capital	389,004	260,152
Retained earnings	393,846	296,175
Deferred compensation	(8,242)	(5,422)
Treasury stock, at cost -- 4,900,184 shares in 2005 and 4,861,041 shares in 2004	(37,905)	(36,649)
Accumulated other comprehensive loss, net of tax	(2,626)	(4)
Total stockholders' equity	734,138	514,309
TOTAL	$8,278,256	$6,028,880

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$381,327	$235,385	$159,910
Investment securities available-for-sale	25,912	14,597	16,309
Investment in Federal Home Loan Bank stock	2,275	1,322	494
Securities purchased under resale agreement	1,118	-	-
Investment in Federal Reserve Bank stock	492	127	-
Short-term investments	275	639	1,830
Total interest and dividend income	411,399	252,070	178,543

INTEREST EXPENSE
Customer deposit accounts	93,586	37,896	29,946
Federal Home Loan Bank advances	26,603	11,801	2,959
Long-term debt	6,766	3,139	2,280
Securities sold under repurchase agreements	2,562	-	-
Federal funds purchased	1,767	61	47
Total interest expense	131,284	52,897	35,232

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	280,115	199,173	143,311
PROVISION FOR LOAN LOSSES	15,870	16,750	8,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	264,245	182,423	134,511

NONINTEREST INCOME
Letters of credit fees and commissions	8,592	7,979	7,123
Branch fees	7,446	6,987	7,232
Net gain on investment securities available-for-sale	4,291	2,262	1,951
Income from life insurance policies	3,204	2,993	3,286
Ancillary loan fees	2,474	2,800	2,478
Income from secondary market activities	1,579	1,949	6,058
Net gain (loss) on disposal of fixed assets	52	3,030	(167)
Other operating income	2,011	2,371	3,120
Total noninterest income	29,649	30,371	31,081

NONINTEREST EXPENSE
Compensation and employee benefits	53,669	39,136	31,844
Occupancy and equipment expense	15,059	10,857	10,314
Deposit-related expenses	8,452	4,908	3,889
Amortization of investments in affordable housing partnerships	6,468	7,427	6,677
Amortization of premiums on deposits acquired	3,914	2,215	1,989
Data processing	2,747	2,122	1,868
Deposit insurance premiums and regulatory assessments	996	802	722
Other operating expenses	32,228	23,994	18,629
Total noninterest expense	123,533	91,461	75,932

INCOME BEFORE PROVISION FOR INCOME TAXES	170,361	121,333	89,660
PROVISION FOR INCOME TAXES	61,981	43,311	30,668
NET INCOME	$108,380	$78,022	$58,992

EARNINGS PER SHARE
BASIC	$2.03	$1.54	$1.23
DILUTED	$1.97	$1.49	$1.19

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	53,454	50,654	48,112
DILUTED	55,034	52,297	49,486

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
	Common Stock	Additional Paid In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2003	$53	$155,878	$178,873	$-	$(35,955)	$3,268		$302,117
Comprehensive income
Net income for the year			58,992				$58,992	58,992
Net unrealized loss on investment securities available-for-sale						(1,933)	(1,933)	(1,933)
Total comprehensive income							$57,059
Stock compensation costs		12		430				442
Tax benefit from option exercises		4,084						4,084
Issuance of 1,090,602 shares pursuant to various stock
plans and agreements	1	11,435		(3,609)				7,827
Issuance of 4,344 shares in lieu of
Board of Director retainer fees		82						82
Cancellation of 1,290 shares due to
forfeitures of issued restricted stock				26	(31)			(5)
Dividends paid on common stock			(9,623)					(9,623)
BALANCE, DECEMBER 31, 2003	54	171,491	228,242	(3,153)	(35,986)	1,335		361,983
Comprehensive income
Net income for the year			78,022				$78,022	78,022
Net unrealized loss on investment securities available-for-sale						(1,339)	(1,339)	(1,339)
Total comprehensive income							$76,683
Stock compensation costs				1,460				1,460
Tax benefit from option exercises		5,456						5,456
Issuance of 844,459 shares pursuant to various stock
plans and agreements		11,731		(4,392)				7,339
Issuance of 1,622,844 shares pursuant to private placement	2	38,487						38,489
Issuance of 3,288 shares in lieu of
Board of Director retainer fees		100						100
Cancellation of 26,853 shares due to
forfeitures of issued restricted stock				663	(663)			-
Issuance of 1,199,578 shares pursuant to
Trust Bank acquisition	1	32,887						32,888
Dividends paid on common stock			(10,089)					(10,089)
BALANCE, DECEMBER 31, 2004	57	260,152	296,175	(5,422)	(36,649)	(4)		514,309
Comprehensive income
Net income for the year			108,380				$108,380	108,380
Net unrealized loss on investment securities available-for-sale						(2,622)	(2,622)	(2,622)
Total comprehensive income							$105,758
Stock compensation costs				3,074				3,074
Tax benefit from option exercises		5,701						5,701
Issuance of 915,811 shares pursuant to various stock
plans and agreements	1	16,326		(7,150)				9,177
Issuance of 3,303 shares in lieu of
Board of Director retainer fees		112						112
Cancellation of 39,143 shares due to
forfeitures of issued restricted stock				1,256	(1,256)			-
Issuance of 3,138,701 shares pursuant to
United National Bank acquisition	3	106,713						106,716
Dividends paid on common stock			(10,709)					(10,709)
BALANCE, DECEMBER 31, 2005	$61	$389,004	$393,846	$(8,242)	$(37,905)	$(2,626)		$734,138

						Year Ended December 31,
Disclosure of reclassification amount:						2005	2004	2003
						(In thousands)
Unrealized holding loss on securities arising during the year, net of tax benefit of $96 in 2005, $5 in 2004, and $461 in 2003						$(133)	$(7)	$(636)
Less: Reclassification adjustment for gain included in net income, net of tax expense of
$1,802 in 2005, $964 in 2004, and $938 in 2003						(2,489)	(1,332)	(1,297)
Net unrealized loss on securities, net of tax benefit of $1,898 in 2005, $970 in 2004, and $1,400 in 2003						$(2,622)	$(1,339)	$(1,933)

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
  (In thousands)
	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,380	$78,022	$58,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,328	11,457	12,139
Stock compensation costs	3,074	1,460	442
Deferred tax benefit	(10,982)	(1,988)	(3,238)
Provision for loan losses	15,870	16,750	8,800
Net gain on sales of investment securities, loans and other assets	(5,921)	(6,859)	(7,842)
Federal Home Loan Bank stock dividends	(2,176)	(1,111)	(449)
Originations of loans held for sale	(42,200)	(90,881)	(280,371)
Proceeds from sale of loans held for sale	42,407	91,923	284,322
Tax benefit from stock options exercised	5,701	5,456	4,084
Net change in accrued interest receivable and other assets	5,770	(9,738)	(18,016)
Net change in accrued expenses and other liabilities	13,942	(7,006)	14,891
Total adjustments	35,813	9,463	14,762
Net cash provided by operating activities	144,193	87,485	73,754
CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(1,250,789)	(1,719,662)	(737,877)
Purchases of:
Securities purchased under resale agreements	(50,000)	-	-
Investment securities available-for-sale	(458,720)	(460,763)	(213,738)
Loans receivable	(1,988)	(2,639)	(82,043)
Federal Home Loan Bank stock	(25,725)	(37,384)	(7,377)
Federal Reserve Bank stock	(5,362)	(6,923)	-
Investments in affordable housing partnerships	(12)	(5,170)	(11,711)
Premises and equipment	(12,563)	(4,938)	(3,491)
Proceeds from sale of:
Investment securities available-for-sale	251,936	279,147	78,545
Loans receivable	54,366	-	1,555
Premises and equipment	3	10,560	1
Maturity of interest-bearing deposits in other banks	100	1,090	5,036
Repayments, maturity and redemption of investment securities available-for-sale	194,635	164,743	224,469
Redemption of Federal Home Loan Bank stock	33,636	9,534	171
Cash obtained from acquisitions, net of cash paid	49,077	16,460	3,713
Net cash used in investing activities	(1,221,406)	(1,755,945)	(742,747)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	871,000	1,016,592	251,406
Net increase (decrease) in federal funds purchased	91,500	(12,000)	12,000
Net (decrease) increase in Federal Home Loan Bank advances	(242,750)	556,700	244,900
Proceeds from securities sold under repurchase agreements	325,000	-	-
Repayment of notes payable	(2,185)	(2,085)	(1,200)
Proceeds from issuance of long-term debt	95,000	25,000	10,000
Payment of debt issue cost	(85)	-	-
Proceeds from issuance of common stock in private placement	-	38,489	-
Proceeds from issuance of common stock pursuant to various stock plans and agreements	8,559	7,339	7,827
Dividends paid on common stock	(10,709)	(10,089)	(9,623)
Net cash provided by financing activities	1,135,330	1,619,946	515,310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,117	(48,514)	(153,683)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	93,075	141,589	295,272
CASH AND CASH EQUIVALENTS, END OF YEAR	$151,192	$93,075	$141,589

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$123,435	$52,014	$36,147
Income tax payments, net of refunds	63,881	52,494	34,262
Noncash investing and financing activities:
Issuance of common stock pursuant to acquisition	106,716	32,888	-
Issuance of common stock in lieu of Board of Director retainer fees	112	100	82
Issuance of common stock to employees	618	-	-
Guaranteed mortgage loan securitizations	209,563	24,619	-
Real estate acquired through foreclosure	-	299	-
Affordable housing investment financed through notes payable	-	10,911	1,292

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (the “Bank”). The Bank is the Company’s principal asset. The Bank operates 55 banking locations throughout California and one in Houston, Texas, and specializes in financing international trade and lending for commercial, construction, and residential real estate projects. Included in the Bank’s 56 locations are nine in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank’s revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

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

Principles of Consolidation - The financial statements include the accounts of the Company and its subsidiaries, East West Bank and East West Insurance Services, Inc. All intercompany transactions and accounts have been eliminated in consolidation. The Company also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”), the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

Securities Purchased Under Resale Agreements - The Company purchases securities under resale agreements with terms that range from one day to several years. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. Resale agreements which are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents. Resale agreements with terms greater than 90 days are separately categorized.

Investment Securities - The Company classifies its investment securities as either trading account securities, if the securities are intended to be sold within a short period of time, or available-for-sale securities. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at market value. Realized and unrealized gains or losses on trading account securities are included in noninterest income. As of December 31, 2005 and 2004, there were no trading account securities in the investment portfolio.

Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss, net of tax, in stockholders’ equity. Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors we examine to assess impairment include the severity and duration of the loss, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we reexamine the financial resources and overall ability the Company has and the intent management has to hold the securities until their fair values recover.

Derivative Financial Instruments - As part of its asset and liability management strategy, the Company may use derivative financial instruments to mitigate exposure to risk. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the balance sheets at fair value. Depending on the nature of the derivative, the corresponding change in fair value is either reported in current earnings or accumulated other comprehensive income (loss).

Loans Receivable - Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

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

Lease Financing Transactions - Loans receivable include the Company’s share of aggregate rentals on lease financing transactions and residual values, net of unearned income. Lease financing transactions are primarily direct financing leases. Unearned income on lease financing transactions is amortized utilizing the interest method.

Allowance for Loan Losses - The allowance for loan losses is established as management’s estimate of probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Additionally, nonclassified loans are also considered in the allowance for loan losses calculation and are factored in based on the historical loss experience adjusted for various qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate, construction, and commercial loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

Investment in Federal Home Loan Bank of San Francisco Stock - As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

Investment in Federal Reserve Bank Stock - As a member of the Federal Reserve Bank (“FRB”) of San Francisco, the Bank is required to maintain stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as dividend income.

Mortgage Servicing Assets - Mortgage servicing assets are recorded at the lower of amortized cost or fair value in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The fair values of servicing assets represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The Company utilizes the services of an outside third party to provide independent valuations of its servicing assets. In conjunction with this process, servicing assets are stratified based on one or more predominant risk characteristics of the underlying financial assets, including maturity and interest rates. The resulting strata are assessed for impairment, which is measured as the excess of cost over fair value. Impairment, if it occurs, is recognized through a valuation allowance for each strata. Evaluation of impairment is conducted on a quarterly basis.

Other Real Estate Owned - Other real estate owned (“OREO”) represents real estate acquired through foreclosure, is considered held for sale, and is recorded at fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

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

Premises and Equipment - The Company’s premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

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

Goodwill and Other Intangible Assets - The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired, as a result of various past acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and premiums on deposits is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Federal Funds Purchased - The Company borrows federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowing and mature within one to three business days from the transaction date.

Securities Sold Under Repurchase Agreements - The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Long-Term Debt - Long-term debt consists of both junior subordinated debt and subordinated debt. The Company has established six statutory business trusts that are wholly-owned subsidiaries of the Company. In six separate private placement transactions, the Trusts issued both fixed and variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes.

Effective December 31, 2003, we adopted FIN No. 46R. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns or both. As a consequence of adopting the provisions of FIN No. 46R, the Trusts are no longer being consolidated by the Company. Junior subordinated debt represents liabilities of the Company to the Trusts and is included in long-term debt on the accompanying consolidated balance sheets.

Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock-Based Compensation - The Company issues stock-based compensation to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock-based compensation using the fair value method, which generally results in compensation expense recognition. As permitted by SFAS No. 123, the Company continues to account for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. (See Note 1 under the caption “RECENT ACCOUNTING PRONOUNCEMENTS” for information on SFAS No. 123R Share-Based Payment.)

Had compensation cost for these plans been determined based on the fair value at the grant dates of options consistent with the method defined in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$108,380	$78,022	$58,992
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	1,783	847	256
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards
subject to SFAS No. 123, net of related tax effects	(3,657)	(2,186)	(1,464)
Net income, pro forma	$106,506	$76,683	$57,784

Basic earnings per share
As reported	$2.03	$1.54	$1.23
Pro forma	$1.99	$1.51	$1.20
Diluted earnings per share
As reported	$1.97	$1.49	$1.19
Pro forma	$1.94	$1.47	$1.17

The weighted average fair value for options granted during 2005, 2004 and 2003 was $9.30, $6.55 and $4.28, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0.50%	0.80%	1.20%
Expected volatility	28.20%	30.50%	33.40%
Risk-free interest rate	4.00%	2.40%	2.30%
Contractual lives	7 years	7 years	7 years
Expected lives	3.5 years	3.5 years	3.5 years

In addition, the Company grants restricted stock awards to employees. The Company records the cost of the restricted shares at market value. The restricted stock grants are reflected as a component of common stock and additional paid-in capital with an offsetting amount of deferred compensation in the consolidated statements of changes in stockholders’ equity. Awarded restricted shares are subject to various vesting schedules and are based on continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders’ equity is being amortized as compensation expense over the related vesting schedule of the various restricted stock grants. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. The difference between the net proceeds received and the allocated carrying amount of the financial assets being sold or securitized is recognized as a gain or loss on sale.

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

Comprehensive Income - The term “comprehensive income” describes the total of all components of comprehensive income including net income. “Other comprehensive income” refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders’ equity by identifying each element of other comprehensive income, including net income.

Reclassifications - Certain reclassifications have been made to the prior period noninterest income and noninterest expense in order to conform to the current period presentation.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The revised accounting for stock-based compensation requirements must be adopted by the Company on January 1, 2006. SFAS No. 123R allows for two alternative transition methods. The Company intends to follow the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed above. Stock option expense for fiscal 2006 is estimated to be $1.0 million, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.

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

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary guidance.  Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FSP is effective for reporting periods beginning after December 15, 2005.  It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

During December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented.  The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATIONS

The Company has completed several business acquisitions that have all been accounted for using the purchase method of accounting. Accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill. The estimated tax effect of differences between tax bases and fair values has been reflected in deferred income taxes. The following table provides detailed information on acquisitions from 2003 through 2005:

	Pacific Business		United National
	Bank	Trust Bank	Bank
	(In thousands)
Date of acquisition	March 14, 2003	August 6, 2004	September 6, 2005
Purchase price	$25,000	$32,888	$177,860
Type of transaction	All-Cash	All-Stock	Stock and Cash
Value of assets acquired	$153,350	$232,931	$944,152
Value of liabilities assumed	$140,082	$217,561	$880,787
Goodwill	$9,679	$15,145	$99,451
Premium on deposits acquired	$2,053	$2,373	$15,044

On September 6, 2005, the Company completed the acquisition of United National Bank (“UNB”), a commercial bank headquartered in San Marino, California. The purchase price was $177.9 million with sixty percent paid in stock and the remainder in cash. The Company acquired net loans receivable with a fair value of $666.7 million and total deposits with a fair value of $865.1 million.

On December 23, 2005, the Company signed a definitive agreement to acquire Standard Bank, a federal savings bank headquartered in Monterey Park, California. Under the terms of the agreement, the shareholders of Standard Bank will receive consideration of two times book value, or approximately $204 million. The acquisition will be accounted for using the purchase method of accounting and the shareholders of Standard Bank will receive a minimum of 65% and up to 100% of the merger consideration in shares of East West Bancorp common stock.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, amounts due from banks, and short-term investments with original maturities of less than three months. Short-term investments, which include federal funds sold, are recorded at cost, which approximates market.

The composition of cash and cash equivalents at December 31, 2005 and 2004 is presented as follows:
	December 31,
	2005	2004
	(In thousands)
Cash	$151,192	$70,575
Federal funds sold	-	22,500
Total cash and cash equivalents	$151,192	$93,075

4. SECURITIES PURCHASED UNDER RESALE AGREEMENT

In September 2005, the Company entered into a long-term transaction involving the purchase of securities under a resale agreement totaling $50.0 million. The resale agreement has a term of ten years with an interest rate that is fixed at 7.00% for the first two years and thereafter becomes a floating rate based on the three-month Libor plus 275 basis points. Additionally, there are no interest payments if the 30-year and 10-year 30/360 USD semiannual swap rates are inverted. The counterparty has the right to a quarterly call after the first two years. The collateral for the resale agreement consists of U.S. Government agency securities, U.S. Government sponsored enterprise debt securities and AA or better rated mortgage-backed securities.

Resale agreements are recorded at the amounts at which the securities were acquired. The Company’s policy is to obtain possession of securities purchased under resale agreements that is equal to or greater than the principal amount loaned. The market value of the underlying securities, which collateralize the related receivable on resale agreements, is monitored, including accrued interest. Additional collateral may be requested from the counterparty when determined to be appropriate.

Total interest income on the resale agreement was $1.1 million for the year ended December 31, 2005.

5. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

An analysis of the available-for-sale investment securities portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
As of December 31, 2005:
U.S. Treasury securities	$1,497	$-	$-	$1,497
U.S. Government agency securities and U.S. Government
sponsored enterprise debt securities	615,105	-	(4,868)	610,237
U.S. Government sponsored enterprise mortgage-backed
securities	189,147	2,526	(1,758)	189,915
Other mortgage-backed securities	14,119	-	(15)	14,104
Corporate debt securities	17,998	41	(227)	17,812
U.S. Government sponsored enterprise equity securities	36,103	-	(235)	35,868
Residual interest in securitized loans	-	404	-	404
Total investment securities available-for-sale	$873,969	$2,971	$(7,103)	$869,837

As of December 31, 2004:
U.S. Treasury securities	$2,507	$-	$(11)	$2,496
U.S. Government agency securities and U.S. Government
sponsored enterprise debt securities	338,458	204	(2,048)	336,614
U.S. Government sponsored enterprise mortgage-backed
securities	106,669	1,503	(184)	107,988
Other mortgage-backed securities	25,759	-	(95)	25,664
Corporate debt securities	18,991	-	(703)	18,288
U.S. Government sponsored enterprise equity securities	42,075	512	(139)	42,448
Residual interest in securitized loans	-	954	-	954
Total investment securities available-for-sale	$534,459	$3,173	$(3,180)	$534,452

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2005 and 2004:
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2005
U.S. Government agency securities and U.S.
Government sponsored enterprise debt securities	$321,877	$(1,147)	$288,360	$(3,721)	$610,237	$(4,868)
U.S. Government sponsored enterprise
mortgage-backed securities	33,897	(598)	50,647	(1,160)	84,544	(1,758)
Other mortgage-backed securities	2,912	(15)	-	-	2,912	(15)
Corporate debt securities	2,981	(19)	9,983	(208)	12,964	(227)
U.S. Government sponsored enterprise equity
securities	35,868	(235)	-	-	35,868	(235)
Total temporarily impaired securities	$397,535	$(2,014)	$348,990	$(5,089)	$746,525	$(7,103)

As of December 31, 2004
U.S. Treasury securities	$2,174	$(11)	$-	$-	$2,174	$(11)
U.S. Government agency securities and U.S.
Government sponsored enterprise debt securities	229,521	(1,815)	20,002	(233)	249,523	(2,048)
U.S. Government sponsored enterprise
mortgage-backed securities	48,690	(184)	-	-	48,690	(184)
Other mortgage-backed securities	-	-	25,664	(95)	25,664	(95)
Corporate debt securities	920	(80)	14,568	(623)	15,488	(703)
U.S. Government sponsored enterprise equity
securities	8,227	(139)	-	-	8,227	(139)
Total temporarily impaired securities	$289,532	$(2,229)	$60,234	$(951)	$349,766	$(3,180)

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2005 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at December 31, 2005.

There are 24 securities that have been in a continuous unrealized loss position for twelve months or longer. These unrealized losses are primarily attributable to changes in interest rates and individually were less than 3% of their respective amortized cost basis. Of these securities, 22 are AAA-rated U.S. Government sponsored enterprise debt securities. The remaining 2 securities are A to AA-rated corporate debt securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past twelve months or longer as of December 31, 2005 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2005 are warranted.

As a result of our periodic reviews for impairment, the Company recorded a $60 thousand impairment writedown on a corporate debt security that was held in the available-for-sale investment portfolio at an amortized cost of $1.0 million in 2005. During 2004, the Company recorded a $757 thousand impairment writedown on a preferred stock that was held in the available-for-sale investment portfolio at an amortized cost of $4.7 million.

The scheduled maturities of investment securities available-for-sale at December 31, 2005 are presented as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due within one year	$385,154	$383,547
Due after one year through five years	221,159	218,734
Due after five years through ten years	37,100	37,047
Due after ten years	230,556	230,509
Total	$873,969	$869,837

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Proceeds from sales of available-for-sale securities during 2005, 2004 and 2003 were $251.9 million, $279.1 million and $78.5 million, respectively. Gross realized gains were $4.4 million, $3.1 million and $2.0 million during 2005, 2004 and 2003, respectively. The Company recorded gross realized losses amounting to $119 thousand, $41 thousand and $3 thousand in 2005, 2004, and 2003. The tax expense on the sale of investment securities available-for-sale was $1.8 million, $651 thousand, and $820 thousand for December 31, 2005, 2004 and 2003, respectively.

During the years ended December 31, 2005 and 2004, the Company securitized $209.6 million and $24.6 million in residential mortgage loans through the Federal National Mortgage Association (“FNMA”) in guaranteed mortgage securitizations. The resulting securities were retained in the Company’s available-for-sale securities portfolio. Accordingly, no gain or loss resulted from these transactions. The Company recorded $2.5 million and $278 thousand in mortgage servicing assets as a result of the 2005 and 2004 securitizations, respectively, as the Bank continues to service the underlying loans.

At December 31, 2005 and 2004, investment securities available-for-sale with a carrying value of $834.1 million and $388.2 million, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

The residual interest in securitized loans was retained by the Company in a securitization of residential single family loans we executed in September of 2002. The fair value of the residual interest in securitized loans is subject to credit, prepayment, and interest rate risk on the underlying loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that approximate current market rates and conditions. At December 31, 2005, the fair value of the residual interest was $404 thousand. The fair value is estimated based on a weighted average remaining life of 1.84 years, a projected prepayment rate of 40%, a credit loss rate of 1.24% and a weighted average discount rate of 20%.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Warrants - At December 31, 2005 and 2004, the Company had outstanding warrants to purchase the common stock of various companies. The Company received these warrants in connection with certain lending relationships, primarily with small, privately-held companies. In management’s opinion, the fair value of these warrants is approximately zero.

Equity Linked Certificate of Deposits - During the third and fourth quarters of 2004, the Company entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that was offered to customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the “HSCEI”). The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, the Company agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004, effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, this amount was prepaid based on the current market value of the cash streams. The total amount paid on April 1, 2005 in conjunction with these swap agreement amendments was $4.2 million. The combined fair value of the embedded derivatives at December 31, 2005 and 2004 amounted to $3.5 million and $3.3 million, respectively, and is included in interest-bearing deposits on the consolidated balance sheets. The fair value of the equity swap agreements totaled $3.5 million and $(422) thousand as of December 31, 2005 and 2004, respectively. For the year ended December 31, 2004, the net impact on the consolidated statements of income related to these swap agreements was an expense of $114 thousand. The fair value of the equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement.

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable:
	December 31,
	2005	2004
	(In thousands)
Real estate loans:
Residential, single family	$509,151	$327,554
Residential, multifamily	1,239,836	1,121,107
Commercial and industrial real estate	3,321,520	2,556,827
Construction	640,654	348,501
Total real estate loans	5,711,161	4,353,989
Other loans:
Commercial business	643,296	438,537
Trade finance	230,771	155,809
Automobile	8,543	10,151
Other consumer	200,254	175,008
Total other loans	1,082,864	779,505
Total gross loans	6,794,025	5,133,494
Unearned fees, premiums and discounts, net	(1,070)	(2,156)
Allowance for loan losses	(68,635)	(50,884)
Loans receivable, net	$6,724,320	$5,080,454

Included in residential single family loans are loans held for sale totaling $3.7 million and $4.3 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, commercial business loans included finance leases totaling $257 thousand and $1.1 million, respectively. Accrued interest on loans receivable amounted to $30.6 million and $19.4 million at December 31, 2005 and 2004, respectively.

Loans serviced for others amounted to $809.2 million and $561.8 million at December 31, 2005 and 2004, respectively. Loans serviced for others are off balance sheet and not included in the loans receivable balance.

At December 31, 2005 and 2004, loans receivable totaling $4.18 billion and $3.55 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

At December 31, 2005 and 2004, one of the Company’s directors was the guarantor for a commercial loan that amounted to $247 thousand and $222 thousand, respectively. Both the terms of the loan and the credit underwriting procedures for this loan are substantially the same as those for comparable transactions.

We offer first mortgage loans secured by one-to-four unit residential properties located in our primary lending areas. We originated $320.1 million in new residential single family loans during 2005. We offer both fixed and adjustable rate (“ARM”) single family residential mortgage loan programs. Primarily, we offer ARM loan programs that have six-month, three-, five-, or seven-year initial fixed periods. We originate single family residential mortgage loans under three different types of programs, full/alternative documentation, reduced documentation and no documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels. Our underwriting criteria for all the loans in our single family residential mortgage loan programs include minimum FICO scores and maximum loan-to-value ratios. Additionally, our full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, we require reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, our no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. Of the $320.1 million single family residential mortgage loans originated in the year ended December 31, 2005, 11% or $35.6 million were full/alternative documentation loans, 45% or $142.5 million were reduced documentation loans and 44% or $142.0 million were no documentation loans.

We also offer multifamily residential loans. For the year ended December 31, 2005, we originated $574.6 million multifamily residential loans. We offer both fixed and ARM multifamily loan programs. Primarily, we offer ARM multifamily loan programs that have six-month, three-, or five-year initial fixed periods. We originate these prime multifamily mortgage loans under two different types of programs, full documentation and reduced documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to the programs mentioned in the single family residential loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

Additionally, we own single family and multifamily residential mortgage loans that have contractual features that may increase our credit exposure. These mortgage loans include option adjustable rate mortgage loans that may subject borrowers to significant future payment increases or create the potential for negative amortization of the principal balance.

Interest-only mortgage loans allow interest-only payments for fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends.

Option adjustable rate mortgage loans permit different repayment options. The monthly payment is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans’ principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. As of December 31, 2005 and 2004, there was no negative amortization on any loans held in our portfolio. We did not originate these loans and they were purchased several years ago.

    Our total exposure related to these products included in loans receivable for the years ended December 31, 2005 and 2004 is summarized as follows:
	Unpaid Principal Balance as of
	December 31,
	2005	2004
	(In thousands)
Interest only residential, multifamily loans	$9,213	$5,845
Option adjustable rate mortgages
Residential, single family loans	2,844	3,030
Residential, multifamily loans	81,348	83,301

All of the loans we originate are subject to our underwriting guidelines and loan origination standards. Generally, loans obtained from third party originators, including the higher risk loans in the preceding table, are closed and funded in our name and are also subject to our same underwriting guidelines and loan origination standards. We believe our strict underwriting criteria and procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements.

An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance, beginning of year	$50,884	$39,246	$35,292
Allowance from acquisitions	9,290	1,583	2,821
Allowance for unfunded loan commitments and letters of credit	(2,738)	(1,566)	(6,129)
Provision for loan losses	15,870	16,750	8,800
Gross chargeoffs	(6,442)	(5,860)	(2,777)
Gross recoveries	1,771	731	1,239
Balance, end of year	$68,635	$50,884	$39,246

Generally, impaired loans include loans that are designated as nonaccrual or restructured. When the value of an impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or alternatively, a specific allocation will be established.

There were no commitments to lend additional funds to borrowers whose loans are impaired. The following table provides information on impaired loans for the periods indicated:
	As of and for the Year Ended
	December 31,
	2005	2004	2003
	(In thousands)
Recorded investment with related allowance	$10,681	$3,009	$-
Recorded investment with no related allowance	13,468	2,596	5,949
Allowance on impaired loans	(1,310)	(1,060)	-
Net recorded investment in impaired loans	$22,839	$4,545	$5,949
Average total recorded investment in impaired loans	$19,865	$7,660	$6,104

The following is a summary of interest foregone on impaired loans for the years ended December 31:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Interest income that would have been recognized had impaired
loans performed in accordance with their original terms	$1,629	$496	$317
Less: Interest income recognized on impaired loans on a cash basis	(604)	(272)	(257)
Interest foregone on impaired loans	$1,025	$224	$60

Nonaccrual Loans - Nonaccrual loans totaled $24.1 million and $4.9 million at December 31, 2005 and 2004, respectively.

Loans Past Due 90 Days or More but not on Nonaccrual - At December 31, 2005 and 2004, loans past due 90 days or more but not on nonaccrual amounted to $5.7 million and $681 thousand, respectively. These loans represent trade finance loans that are fully guaranteed by another banking institution.

Restructured Loans - The Company had no restructured loans as of December 31, 2005 and 2004.

Other Real Estate Owned - As of December 31, 2005 and 2004, the Company owned one OREO property with a carrying value of $299 thousand.

Allowance for Unfunded Loan Commitments and Letters of Credit - The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2005 and 2004, the allowance for unfunded loan commitments and letters of credit amounted to $11.1 million and $7.7 million, respectively.

Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for loan losses.

Credit Risk and Concentrations - Substantially all of the Company’s real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on the collectibility of the Company’s loans and on the level of allowance for loan losses required. In addition, although most of the Company’s trade finance activities are related to trade with Asian countries, all of its loans are made to companies domiciled in the United States.

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership in each limited partnership varies from 1% to 20%. Seven of the investments, with a net carrying value of $17.5 million at December 31, 2005, are accounted for using the equity method of accounting, as the Company has significant influence or has a limited partnership interest that exceeds 5%. The costs of the remaining investments owned as of December 31, 2005, with a net carrying value of $13.5 million, are being amortized using a level-yield method over the lives of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal tax credits to be utilized over a maximum of 10 years are $33.0 million as of December 31, 2005. The Company’s usage of federal tax credits approximated $5.6 million, $5.9 million and $4.9 million during 2005, 2004 and 2003, respectively. Investment amortization amounted to $6.5 million, $7.4 million and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse notes which are collateralized by the Company’s partnership interests in the real estate investment tax credits. The notes are payable upon demand and, if defaulted, interest will be imposed at an annual rate equal to the lesser of 18% per annum or the higher rate permitted by applicable law. No interest is due if the notes are paid on demand. At December 31, 2005, outstanding notes payable related to the purchase of real estate tax credits amounted to $8.8 million, compared with $11.0 million at December 31, 2004. The Company has no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

9. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:
	December 31,
	2005	2004
	(In thousands)
Land	$10,970	$5,440
Office buildings	9,552	7,565
Leasehold improvements	13,638	6,511
Furniture, fixtures and equipment	26,019	18,768
Total cost	60,179	38,284
Accumulated depreciation and amortization	(21,600)	(18,535)
Net book value	$38,579	$19,749

Depreciation expense on premises and equipment was $4.0 million, $2.9 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill amounted to $143.3 million and $43.7 million at December 31, 2005 and 2004, respectively. The change in the carrying value of goodwill during the year ended December 31, 2005 primarily represents goodwill of $99.5 million arising from the acquisition of United National Bank in September 2005. The Company did not recognize any impairment losses as a result of its annual impairment test of goodwill as of December 31, 2005.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The gross carrying amount of deposit premiums totaled $31.9 million and $16.9 million, respectively, and the related accumulated amortization totaled $13.0 million and $9.2 million, respectively, at December 31, 2005 and 2004. The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. The weighted average amortization period for premiums on acquired deposits from UNB is 5.8 years. Total amortization expense on deposit premiums was $3.9 million, $2.2 million and $2.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated future amortization expense of premiums on acquired deposits for the succeeding five years is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2006	$5,977
2007	4,825
2008	3,345
2009	1,578
2010	1,356

11. MORTGAGE SERVICING ASSETS

In estimating the fair value of mortgage servicing assets at December 31, 2005 and 2004, the Company used a weighted-average prepayment speed of 10.2% and 12.9%, respectively, and a weighted-average discount rate of 9.9% and 9.1%, respectively. Mortgage servicing assets which are included in other assets in the accompanying consolidated balance sheets had a carrying value of $4.3 million and $2.3 million at December 31, 2005 and 2004, respectively. As of December 31, 2004, the fair value of mortgage servicing assets approximated carrying value. During 2005, a valuation allowance for impairment of mortgage servicing assets of $280 thousand was recorded. There was no valuation allowance for impairment of mortgage servicing assets as of December 31, 2004. The Company capitalized $2.8 million, $1.1 million and $1.7 million of mortgage servicing assets during the years ended December 31, 2005, 2004 and 2003, respectively. The related amortization expense on servicing assets amounted to $543 thousand, $382 thousand and $108 thousand during the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated future amortization of mortgage servicing assets for the succeeding five years is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2006	$921
2007	737
2008	590
2009	472
2010	377

12. CUSTOMER DEPOSIT ACCOUNTS

Customer deposit account balances are summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Demand deposits (noninterest-bearing)	$1,331,992	$1,097,851
Checking accounts (interest-bearing)	472,610	334,747
Money market accounts	978,678	507,949
Savings deposits	326,807	340,399
Total core deposits	3,110,087	2,280,946
Time deposits:
Less than $100,000	927,792	747,858
$100,000 or greater	2,220,708	1,493,713
Total time deposits	3,148,500	2,241,571
Total deposits	$6,258,587	$4,522,517

At December 31, 2005, the scheduled maturities of time deposits are as follows:
	$100,000 or	Less Than
	Greater	$100,000	Total
	(In thousands)
2006	$2,151,627	$853,970	$3,005,597
2007	57,064	41,186	98,250
2008	5,592	10,365	15,957
2009	474	1,612	2,086
2010	5,551	20,401	25,952
Thereafter	400	258	658
Total	$2,220,708	$927,792	$3,148,500

Accrued interest payable was $6.4 million and $1.3 million at December 31, 2005 and 2004, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Checking accounts	$2,939	$1,175	$776
Money market accounts	15,785	4,797	1,710
Savings deposits	953	486	362
Time deposits:
Less than $100,000	20,149	11,390	10,410
$100,000 or greater	53,760	20,048	16,688
Total	$93,586	$37,896	$29,946

13. FEDERAL FUNDS PURCHASED

Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2005, federal funds purchased totaled $91.5 million. There were no outstanding federal funds purchased as of December 31, 2004.

The following table provides information on federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at end of year	$91,500	$-	$12,000
Average balance outstanding during the year	$45,190	$3,028	$3,044
Maximum balance outstanding at any month-end	$182,000	$19,500	$12,000
Weighted average interest rate during the year	3.91%	1.76%	1.40%
Weighted average interest rate at end of year	4.03%	-%	1.00%

As a means of augmenting its liquidity, the Company has established federal funds lines with six correspondent banks. The Company’s available borrowing capacity from federal funds line facilities amounted to $253.5 million and $130.0 million as of December 31, 2005 and 2004, respectively.

14. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances and their related weighted average interest rates are summarized as follows:
	December 31, 2005		December 31, 2004
	Amount	Rate	Amount	Rate
Maturing during year ending December 31,	(Dollars in thousands)
2005	$-	-	$648,122	1.95%
2006	530,155	3.57%	150,144	2.35%
2007	61,527	2.38%	61,537	2.38%
2008	25,000	4.55%	-	-
2009	1,000	4.98%	1,000	4.98%
Total	$617,682	3.49%	$860,803	2.05%

All outstanding FHLB advances at December 31, 2005, amounting to $617.7 million, are at fixed interest rates. Of this amount, $280.0 million represent overnight borrowings. Some FHLB advances are secured by real estate loans and investment securities available-for-sale.

The Company’s available borrowing capacity from unused FHLB advances totaled $1.89 billion and $1.03 billion at December 31, 2005 and 2004, respectively.

15. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

During 2005, the Company entered into six long-term transactions involving the sale of securities under repurchase agreements totaling $325.0 million. The terms for these repurchase agreements range from seven to ten years. The rates are all initially floating rate for the first one to three years, ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 125 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.08% to 4.55%. The counterparty has the right to one call when the rates change from floating to fixed, for each of the repurchase agreements.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  The Company may have to provide additional collateral for the repurchase agreements, as necessary.

The following table provides information on securities sold under repurchase agreements as of December 31, 2005:

		Rate at
	Amount	December 31, 2005	Call Dates
	(Dollars in thousands)
Maturing during 2012	$50,000	3.45%	August 2007 - August 2008
Maturing during 2015	275,000	3.38%	September 2006
	$325,000	3.39%

Total interest expense recorded on repurchase agreements was $2.6 million for the year ended December 31, 2005. The Company did not enter into transactions involving the sale of securities under repurchase agreements during 2004.

    The Company also has master repurchase agreements with other major brokerage companies. The Company’s available borrowing capacity from repurchase agreements totaled $52.1 million and $81.1 million at December 31, 2005 and 2004, respectively.

16. CAPITAL RESOURCES

Junior Subordinated Debt - The Company has formed six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. In addition to the issuance of junior subordinated debt, the Trusts also issued common stock to the Company which is recorded along with the junior subordinated debt on the accompanying consolidated balance sheets as a component of long-term debt. As of December 31, 2005, the Trusts issued total junior subordinated debt of $75.8 million and total common stock of $2.3 million to the Company. As of December 31, 2004, the Trusts issued total junior subordinated debt of $55.8 million and total common stock of $1.7 million to the Company.

The proceeds from these issuances represent liabilities of the Company to the Trusts and are reported in the consolidated balance sheets as a component of long-term debt. Interest payments on these securities are made either quarterly or semi-annually and are deductible for tax purposes. These securities are not registered with the Securities and Exchange Commission. For regulatory reporting purposes, these securities qualify for Tier I capital treatment.

     The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2005 and 2004:
			Rate at	Balance at
		Stated	December 31,	December 31,
Trust Name	Maturity Date (1)	Interest Rate	2005	2005	2004
(Dollars in thousands)
East West Capital Trust I	March 2030	10.88%, fixed	10.88%	$$10,750	$10,750
East West Capital Trust II	July 2030	10.95%, fixed	10.95%	10,000	10,000
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	7.35%	10,000	10,000
East West Capital Trust IV	June 2034	3-month Libor + 2.55%	6.74%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	6.18%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	5.99%	20,000	-
				$$75,750	$55,750

_____
(1) All of the above debt instruments are subject to various call options.

Subordinated Debt - On April 28, 2005, the Company issued $50.0 million in subordinated debt in a private placement transaction. On September 23, 2005, the Company issued an additional $25.0 million in subordinated debt, as an amendment to the $50.0 million subordinated debt agreement. The additional $25.0 million in subordinated debt has a maturity date of September 23, 2015 and the amendment also extended the maturity of the original $50.0 million subordinated debt to the same date. The stated interest rate on the subordinated debt is based on the three-month Libor plus 110 basis points, payable on a quarterly basis. At December 31, 2005, the interest rate on this debt instrument was 5.35%. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included as a component of long-term debt in the accompanying consolidated balance sheets.

17. INCOME TAXES

The provision (benefit) for income taxes consists of the following components:
	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current income tax expense:
Federal	$55,700	$33,300	$24,988
State	17,263	11,999	8,918
Total current income tax expense	72,963	45,299	33,906

Deferred income tax benefit:
Federal	(8,724)	(1,821)	(2,915)
State	(2,258)	(167)	(323)
Total deferred income tax benefit	(10,982)	(1,988)	(3,238)
Provision for income taxes	$61,981	$43,311	$30,668

The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:
	Year Ended December 31,
	2005	2004	2003
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	5.7	6.3	6.2
Tax credits	(3.3)	(4.7)	(5.3)
Other, net	(1.0)	(0.9)	(1.7)
Effective income tax rate	36.4%	35.7%	34.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2005			2004
	Federal	State	Total	Federal	State	Total
	(In thousands)
Deferred tax liabilities:
Premiums on deposits acquired	$6,562	$2,032	$8,594	$2,639	$818	$3,457
Depreciation	866	331	1,197	871	330	1,201
FHLB stock dividends	2,924	906	3,830	2,053	636	2,689
Deferred loan fees	13,337	4,131	17,468	11,366	3,520	14,886
Affordable housing partnership tax loss	12,577	3,956	16,533	10,355	3,207	13,562
Purchased loan discounts	793	246	1,039	650	201	851
Mortgage servicing assets	1,061	329	1,390	-	-	-
California franchise tax	1,212	-	1,212	-	-	-
Other, net	1,009	4,623	5,632	1,434	1,911	3,345
Total gross deferred tax liabilities	40,341	16,554	56,895	29,368	10,623	39,991

Deferred tax assets:
Bad debt deduction	(27,644)	(8,563)	(36,207)	(20,503)	(6,330)	(26,833)
Affordable housing partnership book loss	(12,666)	(4,013)	(16,679)	(10,469)	(3,242)	(13,711)
Deferred compensation accrual	(11,200)	(3,483)	(14,683)	(6,060)	(1,901)	(7,961)
California franchise tax	-	-	-	(3,304)	-	(3,304)
Unrealized loss on securities	(2,236)	(742)	(2,978)	(734)	(262)	(996)
Net operating loss carryforwards	(1,444)	-	(1,444)	(2,191)	-	(2,191)
Other, net	(7,010)	(480)	(7,490)	(4,219)	(199)	(4,418)
Total gross deferred tax assets	(62,200)	(17,281)	(79,481)	(47,480)	(11,934)	(59,414)
Net deferred tax assets	$(21,859)	$(727)	$(22,586)	$(18,112)	$(1,311)	$(19,423)

At December 31, 2005, the Bank had federal net operating loss carryforwards of approximately $4.1 million which expire through 2020. These net operating loss carryforwards were acquired in connection with the Bank’s acquisition of American International Bank (“AIB”). Federal and state tax laws related to a change in ownership, such as the acquisition of AIB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

18. COMMITMENTS AND CONTINGENCIES

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

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2005 and 2004, undisbursed loan commitments amounted to $1.72 billion and $1.02 billion, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $472.4 million and $421.8 million as of December 31, 2005 and 2004, respectively. Substantially all commitments are for loans to be held in the portfolio.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2005 and 2004, commercial and standby letters of credit totaled $405.2 million and $348.3 million, respectively. The Bank issues standby letters of credit, or “SBLCs” and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually, and upon evaluation of the customers’ creditworthiness, the Bank has the right to terminate or change certain terms of the credit card lines.

The Bank uses the same credit policies in making commitments and conditional obligations as in extending loan facilities to customers. It evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

As of December 31, 2005 and 2004, the allowance for unfunded loan commitments and letters of credit amounted to $11.1 million and $7.7 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Guarantees - From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. Loans sold with recourse, comprised entirely of residential single family loans, totaled $31.6 million and $39.1 million as of December 31, 2005 and 2004, respectively. The Company’s recourse reserve related to these loans totaled $76 thousand and $59 thousand as of December 31, 2005 and 2004, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan’s origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2005 and 2004, the amount of loans sold without recourse totaled $777.6 million and $522.8 million, respectively, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Lease Commitments - The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $7.0 million, $4.9 million and $4.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum rental payments under noncancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2006	$6,966
2007	6,969
2008	5,999
2009	5,348
2010	4,410
Thereafter	27,545
Total	$57,237

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2005. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Regulated Investment Company - On December 31, 2003, the California Franchise Tax Board (“FTB”) announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc. (the “Fund”), a regulated investment company (“RIC”) formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or “VCI,” offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

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

19. STOCK COMPENSATION PLANS

Stock Options - The Company adopted the 1998 Stock Incentive Plan (the “Plan”) on June 25, 1998. Pursuant to amendments under the Plan, the Company may grant stock options, restricted stock, or any form of award deemed appropriate not to exceed 7,000,000 shares of common stock over a ten-year period. The stock options awarded under the Plan are granted with a three-year or four-year vesting period and a seven-year or ten-year contractual life.

A summary of the Company’s stock options as of and for the years ended December 31, 2005, 2004 and 2003 is presented below:
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,556,454	$11.79	3,940,750	$10.64	4,604,266	$9.87
Granted	179,810	36.70	170,800	27.14	148,500	17.12
Exercised	(474,711)	8.43	(501,694)	7.56	(667,002)	7.06
Forfeited	(52,370)	22.44	(53,402)	15.46	(145,014)	12.78
Outstanding at end of year	3,209,183	$13.51	3,556,454	$11.79	3,940,750	$10.64

Options exercisable at year-end	2,503,418		2,388,129		2,219,850
Weighted average fair value of options
granted during the year	$9.30		$6.55		$4.28

The following table summarizes information about stock options outstanding at December 31, 2005:
	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
	of	Average	Average	of	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price
$5.00 to $9.99	1,075,657	2.8 years	$5.44	1,075,657	$5.44
$10.00 to $14.99	784,347	5.7 years	12.57	652,547	12.49
$15.00 to $19.99	1,034,714	3.7 years	16.87	742,614	16.88
$25.00 to $29.99	132,375	5.1 years	26.58	30,225	26.60
$30.00 to $34.99	52,728	6.5 years	33.88	1,500	32.96
$35.00 to $39.99	128,362	6.2 years	37.62	625	35.14
$40.00 to $44.99	1,000	5.9 years	42.97	250	42.97
$5.00 to $44.99	3,209,183	4.1 years	$13.51	2,503,418	$10.96

Restricted Stock - As part of the 1998 Stock Incentive Plan, the Company granted restricted stock with various vesting schedules and a ten-year or seven-year contractual life to directors, officers and employees during 2005 and previous years. Non-cash compensation costs amounted to $3.1 million, $1.5 million and $442 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

A summary of the Company’s restricted stock as of December 31, 2005 and 2004, including changes during the years then ended, is as follows:
	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of year	268,006	$27.30	165,574	$21.64
Granted	202,529	35.31	129,285	33.98
Vested	-	-	-	-
Forfeited	(39,143)	32.36	(26,853)	24.60
Outstanding at end of year	431,392	$30.60	268,006	$27.30

Of the total shares of restricted stock granted in 2005 and 2004, as presented in the table above, 3,522 and 3,290 shares, respectively, were granted to outside directors.

Stock Purchase Plan - The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. Under the terms of the Purchase Plan, prior to April 2005, employees could purchase shares of the Company’s common stock at the lesser of 85% of the per-share market price at the date of grant or exercise, subject to an annual limitation of common stock valued at $25,000. In April 2005, the terms of the Purchase Plan were amended to allow the employees to purchase shares at 90% of the per-share market price at the date of exercise, maintaining the annual common stock value limitation of $25,000. As of December 31, 2005, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company’s common stock. During 2005 and 2004, 100,330 shares totaling $3.0 million and 93,480 shares totaling $1.9 million, respectively, were sold to employees under the Purchase Plan.

Warrants - During 2001, in conjunction with an exclusive ten-year agreement with 99 Ranch Market, the Company issued 600,000 warrants to certain senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share (see Note 21). These warrants vest over six years. At December 31, 2005, warrants to purchase a total of 240,000 shares remain outstanding.

20. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2005, 2004 and 2003, the Company contributed $1.9 million, $1.5 million, and $1.2 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. For the years ended December 31, 2005, 2004, and 2003, $1.7 million, $1.5 million, and $1.2 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2005, the life insurance contracts related to the SERP had an aggregate cash surrender value of $33.1 million. As of December 31, 2005 and 2004, the vested benefit obligation under the SERP was $1.5 million- and $1.0 million, respectively.

21. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

Stock Split - On May 18, 2004, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business on June 3, 2004 received one additional share of common stock for each share of common stock held by them on that date. The additional shares were distributed by the Company’s transfer agent on or about June 21, 2004. Prior to the stock split, the Company had 25,141,002 shares of common stock issued and outstanding.

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

To further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 800,000 newly issued shares of the Company’s common stock totaling $7.9 million. The shares were sold for cash at a price of $9.86 per share. No underwriting discounts or commissions were paid in connection with this transaction. The shares were restricted and became available for sale commencing two years from the transaction date of August 30, 2001. Upon the two-year anniversary, 40% of the shares became available for sale. After each of the next three anniversaries, 20% of the total shares will become available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares when issued was $6.9 million.

The excess of the combined fair values of the issued warrants and the purchased shares over the total consideration paid by the senior executives of 99 Ranch Market for the newly issued shares is accounted for as an intangible asset and is being amortized over the life of the agreement.

Stock Repurchase Program - Since 1999, the Company’s Board of Directors has authorized the repurchase of up to $42.0 million of the Company’s common stock under six different Stock Repurchase Programs. The Company did not repurchase any shares during the years ended December 31, 2005 and 2004.

Quarterly Dividends - The Company declared and paid cash dividends of $0.05 per share during each of the four quarters of 2005 and 2004, totaling $10.7 million and $10.1 million, respectively. On January 27, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share for the first quarter of 2006. The total dividend amounted to $2.8 million and was paid on or about February 22, 2006 to shareholders of record on February 8, 2006.

Earnings Per Share - The calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 is presented below:

	Net	Number	Per Share
	Income	of Shares	Amounts
	(In thousands, except per share data)
2005
Basic earnings per share	$108,380	53,454	$2.03
Effect of dilutive securities:
Stock options	-	1,318
Restricted stock	-	146
Stock warrants	-	116
Diluted earnings per share	$108,380	55,034	$1.97

2004
Basic earnings per share	$78,022	50,654	$1.54
Effect of dilutive securities:
Stock options	-	1,416
Restricted stock	-	82
Stock warrants	-	145
Diluted earnings per share	$78,022	52,297	$1.49

2003
Basic earnings per share	$58,992	48,112	$1.23
Effect of dilutive securities:
Stock options	-	1,228
Restricted stock	-	38
Stock warrants	-	108
Diluted earnings per share	$58,992	49,486	$1.19

22. REGULATORY REQUIREMENTS

Risk-Based Capital - In September 2004, the Bank became a member bank of the Federal Reserve System and the FRB replaced the Federal Deposit Insurance Corporation (the “FDIC”) as the Bank’s primary federal regulator. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2005 and 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

    The actual and required capital amounts and ratios at December 31, 2005 and 2004 are presented as follows:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$804,032	11.2%	$576,763	8.0%	N/A	N/A
East West Bank	$789,251	11.0%	$576,081	8.0%	$720,101	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$649,739	9.0%	$288,382	4.0%	N/A	N/A
East West Bank	$634,958	8.8%	$288,040	4.0%	$432,060	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$649,739	8.1%	$319,156	4.0%	N/A	N/A
East West Bank	$634,958	8.0%	$319,505	4.0%	$399,382	5.0%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$576,232	10.9%	$421,903	8.0%	N/A	N/A
East West Bank	$557,143	10.6%	$421,584	8.0%	$526,980	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$518,405	9.8%	$210,951	4.0%	N/A	N/A
East West Bank	$498,396	9.5%	$210,792	4.0%	$316,188	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$518,405	9.1%	$228,334	4.0%	N/A	N/A
East West Bank	$498,396	8.7%	$228,362	4.0%	$285,452	5.0%

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. As of December 31, 2005 and 2004, trust preferred securities comprised 11.7% and 10.8%, respectively, of the Bank’s Tier I capital.

Reserve Requirement - The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $14.7 million and $7.9 million at December 31, 2005 and 2004, respectively.

23. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

	December 31,
	2005		2004
	Carrying		Carrying
	Notional or	Estimated	Notional or	Estimated
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$151,192	$151,192	$93,075	$93,075
Interest-bearing deposit in other banks	-	-	100	100
Securities purchased under resale agreement	50,000	49,670	-	-
Investment securities available-for-sale	869,837	869,837	534,452	534,452
Loans receivable, net	6,724,320	6,736,853	5,080,454	5,104,234
Investment in Federal Home Loan Bank stock	45,707	45,707	47,482	47,482
Investment in Federal Reserve Bank stock	12,285	12,285	6,923	6,923
Accrued interest receivable	35,279	35,279	22,228	22,228
Equity swap agreements	24,551	3,539	24,596	(422)

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	3,110,087	3,110,087	2,280,946	2,280,946
Time deposits	3,148,500	3,134,090	2,241,571	2,232,845
Federal funds purchased	91,500	91,500	-	-
Federal Home Loan Bank advances	617,682	613,394	860,803	858,183
Securities sold under repurchase agreements	325,000	319,120	-	-
Notes payable	8,833	8,833	11,018	11,018
Accrued interest payable	10,285	10,285	2,437	2,437
Long-term debt	153,095	163,365	57,476	65,403

Off-balance sheet financial instruments:
Commitments to extend credit	1,715,725	9,369	1,021,326	5,118
Standby letters of credit	364,722	3,417	315,623	3,583
Commercial letters of credit	40,430	(328)	32,707	(123)

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

Securities Purchased Under Resale Agreement - For securities purchased under resale agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2005, the securities purchased under resale agreements are long-term in nature and the fair value is estimated by discounting the cash flows through maturity based on the current market rates at each reporting date.

Investment Securities Available-For-Sale- Fair values are based on quoted market prices from securities brokers, dealers in the respective instruments, or other third party data providers.

Loans Receivable, net - Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed-rate mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for 15- and 30-year conventional loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based upon discounted cash flows utilizing discount rates that approximate the risk-adjusted pricing of available mortgage-backed securities having similar rates and repricing characteristics as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans.

Federal Home Loan Bank and Federal Reserve Bank Stock - The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

Accrued Interest Receivable - The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

Equity Swap Agreements - The fair value of equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on expectations of LIBOR rates and the change in value of the HSCEI based upon the life of the individual swap agreement.

Deposits - The fair values of deposits are estimated based upon the type of deposit products. Demand, savings and money market accounts are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are based upon the contractual discounted cash flows, which are estimated using current rates offered for deposits of similar remaining terms.

Federal Funds Purchased - The carrying amounts approximate fair values due to the short-term nature of these instruments.

Federal Home Loan Bank Advances - The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Securities Sold Under Repurchase Agreements - For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2005, the securities sold under repurchase agreements are long-term in nature and the fair value is calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates at each reporting date. The call features of these instruments are also considered in the determination of fair values.

Notes Payable - The carrying amount of notes payable approximates fair value as these notes are payable on demand.

    Accrued Interest Payable - The carrying amount of accrued interest payable approximates fair value due to its short-term nature.

    Long-Term Debt -The fair values of long-term debt are estimated by discounting the cash flows through maturity based on prevailing market rates at each reporting date.

    Commitments to Extend Credit, Standby and Commercial Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparty’s credit standing.

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

24. SEGMENT INFORMATION

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company’s remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in “Other.” Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment, which includes commercial real estate, primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Bank’s northern and southern California production offices. The treasury department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank’s portfolio of single family and multifamily residential loans.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2005, 2004 and 2003:
	Year Ended December 31, 2005
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)
Interest income	$138,988	$183,372	$30,017	$54,534	$4,488	$411,399
Charge for funds used	(81,714)	(104,539)	(25,268)	(34,658)	--	(246,179)
Interest spread on funds used	57,274	78,833	4,749	19,876	4,488	165,220
Interest expense	(62,441)	(8,213)	(60,630)	--	--	(131,284)
Credit on funds provided	143,327	19,398	83,454	--	--	246,179
Interest spread on funds provided	80,886	11,185	22,824	--	--	114,895
Net interest income	$138,160	$90,018	$27,573	$19,876	$4,488	$280,115
Depreciation and amortization	$6,573	$516	$(1,450)	$1,029	$3,660	$10,328
Goodwill	106,722	7,115	--	28,459	958	143,254
Segment pretax profit	65,411	74,764	29,954	14,448	(14,216)	170,361
Segment assets	2,373,194	2,583,452	984,650	2,041,132	295,828	8,278,256

	Year Ended December 31, 2004
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)
Interest income	$79,491	$116,115	$16,447	$36,945	$3,072	$252,070
Charge for funds used	(34,447)	(49,205)	(1,097)	(19,292)	--	(104,041)
Interest spread on funds used	45,044	66,910	15,350	17,653	3,072	148,029
Interest expense	(29,097)	(3,397)	(20,403)	--	--	(52,897)
Credit on funds provided	62,232	6,889	34,920	--	--	104,041
Interest spread on funds provided	33,135	3,492	14,517	--	--	51,144
Net interest income	$78,179	$70,402	$29,867	$17,653	$3,072	$199,173
Depreciation and amortization	$4,298	$390	$213	$1,244	$5,312	$11,457
Goodwill	32,058	2,137	--	8,549	958	43,702
Segment pretax profit	30,379	67,374	30,672	16,479	(23,571)	121,333
Segment assets	1,693,638	2,420,489	614,709	1,104,954	195,090	6,028,880

	Year Ended December 31, 2003
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)
Interest income	$48,210	$80,260	$18,467	$30,265	$1,341	$178,543
Charge for funds used	(17,052)	(28,402)	(10,360)	(14,242)	--	(70,056)
Interest spread on funds used	31,158	51,858	8,107	16,023	1,341	108,487
Interest expense	(25,707)	(1,078)	(8,447)	--	--	(35,232)
Credit on funds provided	49,271	2,537	18,248	--	--	70,056
Interest spread on funds provided	23,564	1,459	9,801	--	--	34,824
Net interest income	$54,722	$53,317	$17,908	$16,023	$1,341	$143,311
Depreciation and amortization	$3,776	$154	$314	$1,680	$6,215	$12,139
Goodwill	20,814	1,388	--	5,550	958	28,710
Segment pretax profit	6,413	49,150	18,344	23,997	(8,244)	89,660
Segment assets	1,094,071	1,702,460	523,089	552,993	182,820	4,055,433

25. PARENT COMPANY FINANCIAL STATEMENTS

The financial information of East West Bancorp, Inc. as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 were as follows:

BALANCE SHEETS
	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash and cash equivalents	$9,633	$17,732
Investment securities available-for-sale, at fair value	-	920
Loans receivable	-	450
Investments in affordable housing partnerships	208	520
Investment in subsidiaries	797,042	551,493
Investment in nonbank entity	250	250
Goodwill	958	958
Other assets	5,484	875
TOTAL	$813,575	$573,198

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt	$78,095	$57,476
Other liabilities	1,342	1,413
Total liabilities	79,437	58,889

STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share)
Authorized -- 200,000,000 shares
Issued -- 61,419,622 shares in 2005 and 57,361,807 shares in 2004
Outstanding -- 56,519,438 shares in 2005 and 52,500,766 shares in 2004	61	57
Additional paid in capital	389,004	260,152
Retained earnings	393,846	296,175
Deferred compensation	(8,242)	(5,422)
Treasury stock, at cost: 4,900,184 shares in 2005 and 4,861,041 shares in 2004	(37,905)	(36,649)
Accumulated other comprehensive loss, net of tax	(2,626)	(4)
Total stockholders' equity	734,138	514,309
TOTAL	$813,575	$573,198

STATEMENTS OF INCOME
	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Dividends from subsidiaries	$10,850	$10,184	$10,645
Interest income	168	338	250
Other income	95	21	31
Total income	11,113	10,543	10,926
Interest expense	4,764	3,139	2,280
Compensation and net occupancy reimbursement to subsidiary	3,098	2,290	1,990
Other expense	1,013	1,255	1,090
Total expense	8,875	6,684	5,360
Income before income taxes and equity in undistributed income
of subsidiaries	2,238	3,859	5,566
Income tax benefit	2,260	1,658	1,299
Equity in undistributed income of subsidiaries	103,882	72,505	52,127
Net income	$108,380	$78,022	$58,992

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$108,380	$78,022	$58,992
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed income of subsidiaries	(103,882)	(72,505)	(52,127)
Depreciation and amortization	350	355	360
Stock compensation costs	3,074	1,460	442
Loss on investment securities available-for-sale	99	-	-
Net change in other assets	1,757	12,115	(217)
Net change in other liabilities	(72)	214	(249)
Net cash provided by operating activities	9,706	19,661	7,201

Cash flows from investing activities:
Repayment of loans receivable	450	-	-
Purchase of investment securities	-	-	(1,000)
Proceeds from sale of investment securities	895	-	-
Capital contributions to subsidiaries, net	(37,000)	(73,810)	(10,288)
Net cash used in investing activities	(35,655)	(73,810)	(11,288)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to private placement	-	38,489	-
Proceeds from issuance of common pursuant to various stock
plans and agreements	8,559	7,339	7,827
Proceeds from issuance of long-term debt	20,000	25,000	10,000
Dividends paid on common stock	(10,709)	(10,089)	(9,623)
Net cash provided by financing activities	17,850	60,739	8,204

Net (decrease) increase in cash and cash equivalents	(8,099)	6,590	4,117
Cash and cash equivalents, beginning of year	17,732	11,142	7,025
Cash and cash equivalents, end of year	$9,633	$17,732	$11,142

Supplemental Cash Flow Disclosures
Interest paid	$4,631	$2,955	$2,234
Income tax payments, net of refunds	64,774	52,670	34,247
Noncash financing activities:
Issuance of common stock pursuant to acquisitions	106,716	32,888	-
Issuance of common stock in lieu of Board of Director retainer fees	112	100	82
Issuance of common stock to employees	618	-	-

26. QUARTERLY FINANCIAL INFORMATION (unaudited)

Reclassifications have been made to the 2004 quarterly financial statements to conform to the current presentation.

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2005
Interest and dividend income	$126,587	$106,287	$93,769	$84,756
Interest expense	45,236	34,705	28,809	22,534
Net interest income	81,351	71,582	64,960	62,222
Provision for loan losses	2,500	4,500	4,500	4,370
Net interest income after provision for loan losses	78,851	67,082	60,460	57,852
Noninterest income	7,358	7,827	7,964	6,500
Noninterest expense	37,108	30,306	28,401	27,718
Income before provision for income taxes	49,101	44,603	40,023	36,634
Provision for income taxes	18,286	16,020	14,560	13,115
Net income	$30,815	$28,583	$25,463	$23,519
Basic earnings per share	$0.55	$0.54	$0.49	$0.45
Diluted earnings per share	$0.54	$0.52	$0.47	$0.44

2004
Interest and dividend income	$76,763	$66,815	$56,347	$52,145
Interest expense	17,512	13,980	11,343	10,062
Net interest income	59,251	52,835	45,004	42,083
Provision for loan losses	5,000	5,000	3,000	3,750
Net interest income after provision for loan losses	54,251	47,835	42,004	38,333
Noninterest income	8,872	7,208	6,254	8,037
Noninterest expense	27,351	23,242	20,532	20,336
Income before provision for income taxes	35,772	31,801	27,726	26,034
Provision for income taxes	13,123	11,402	9,697	9,089
Net income	$22,649	$20,399	$18,029	$16,945
Basic earnings per share	$0.43	$0.40	$0.36	$0.35
Diluted earnings per share	$0.42	$0.39	$0.35	$0.33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2006

EAST WEST BANCORP INC. (Registrant)

By/s/ DOMINIC NG Dominic Ng Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG Dominic Ng	Chairman of the Board, President, Chairman, and Chief Executive Officer (principal executive officer)	March 10, 2006

/s/ JULIA S. GOUW Julia S. Gouw	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	March 10, 2006

/s/ PEGGY T. CHERNG Peggy T. Cherng	Director	March 10, 2006

/s/ RUDOLPH I. ESTRADA Rudolph I. Estrada	Director	March 10, 2006

/s/ JOHN KOOKEN John Kooken	Director	March 10, 2006

/s/ HERMAN Y. LI Herman Y. Li	Director	March 10, 2006

/s/ JACK C. LIU Jack C. Liu	Director	March 10, 2006

/s/ KEITH W. RENKEN Keith W. Renken	Director	March 10, 2006

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East West Bank and East West Merger Co., Inc.*
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause!+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan^+
10.6.2	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors^+
10.6.3	Performance-Based Bonus Plan^+
10.6.4	1999 Spirit of Ownership Restricted Stock Program^+
10.6.5	2003 Directors’ Restricted Stock Program^+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+
10.8	Employment Agreement with William J. Lewis!+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
10.10.2	Amendment to Employment Agreement with Donald Sang Chow!+
10.11	Supplemental Executive Retirement Plans%+
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Employment Agreement with Wellington Chen!+
10.15	Agreement and Plan of Merger By and Among East West Bancorp, Inc., East West Bank and Standard Bank%
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
__________________________
*	Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).
#	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).
@	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 28, 2002 (File No. 000-24939).
&	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-24939).
!	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005 (File No. 000-24939).
^	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).
+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.