Form 10-K/A
period 2005-12-31
EAST WEST BANCORP INC
filed 2006-03-15
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

As of February 28, 2006, 56,674,229 shares of East West Bancorp, Inc. Common Stock were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

DOCUMENT INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Annual Meeting of Stockholders - Part III

EXPLANATORY NOTE

East West Bancorp is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006 (“Original Filing”) in order to file the Consent of Independent Registered Public Accounting Firm which was inadvertently not filed as an exhibit to the Original Filing.

This Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original Filing other than as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (1) Financial Statements

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

Dated: March 15, 2006

EAST WEST BANCORP INC. (Registrant)

By/s/ DOMINIC NG Dominic Ng Chairman of the Board, President and Chief Executive Officer

Exhibit Index
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