Form 10-Q
period 2006-03-31
EAST WEST BANCORP INC
filed 2006-05-10
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 000-24939

EAST WEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-470316
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

135 N. Los Robles Ave, 7th Floor, Pasadena, California, 91101
(Address of principal executive offices)(Zip Code)
(626) 768-6000
(Registrant's telephone number, including area code)

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

        Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer [ ]

    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 60,715,387 shares of common stock as of April 30, 2006.
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

Forward-Looking Statements
    Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. For discussion of some of the factors that might cause such differences, see the Company’s Form 10-K under the heading “Item 1A. Risk Factors.” The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$133,726	$151,192
Interest-bearing deposits in other banks	1,059	-
Securities purchased under resale agreements	100,000	50,000
Investment securities available-for-sale, at fair value (with amortized cost of
$857,304 in 2006 and $873,969 in 2005)	850,018	869,837
Loans receivable, net of allowance for loan losses of $75,493 in 2006
and $68,635 in 2005	7,576,528	6,724,320
Investment in Federal Home Loan Bank stock, at cost	55,403	45,707
Investment in Federal Reserve Bank stock, at cost	12,285	12,285
Other real estate owned, net	2,786	299
Investment in affordable housing partnerships	29,741	31,006
Premises and equipment, net	43,717	38,579
Due from customers on acceptances	8,981	6,074
Premiums on deposits acquired, net	25,737	18,853
Goodwill	244,145	143,254
Cash surrender value of life insurance policies	82,973	82,191
Accrued interest receivable and other assets	86,897	82,073
Deferred tax assets	26,539	22,586
TOTAL	$9,280,535	$8,278,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,389,675	$1,331,992
Interest-bearing	5,634,001	4,926,595
Total deposits	7,023,676	6,258,587

Federal funds purchased	5,500	91,500
Federal Home Loan Bank advances	738,958	617,682
Securities sold under repurchase agreements	325,000	325,000
Notes payable	8,833	8,833
Bank acceptances outstanding	8,981	6,074
Accrued interest payable, accrued expenses and other liabilities	82,041	83,347
Long-term debt	184,023	153,095
Total liabilities	8,377,012	7,544,118

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share)
Authorized -- 200,000,000 shares
Issued -- 65,515,220 shares in 2006 and 61,419,622 shares in 2005
Outstanding -- 60,602,388 shares in 2006 and 56,519,438 shares in 2005	65	61
Additional paid in capital	523,541	389,004
Retained earnings	423,067	393,846
Deferred compensation	-	(8,242)
Treasury stock, at cost -- 4,912,832 shares in 2006 and 4,900,184 shares in 2005	(38,345)	(37,905)
Accumulated other comprehensive loss, net of tax	(4,805)	(2,626)
Total stockholders' equity	903,523	734,138
TOTAL	$9,280,535	$8,278,256

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$125,871	$78,896
Investment securities available-for-sale	9,214	5,257
Securities purchased under resale agreements	1,347	-
Investment in Federal Home Loan Bank stock	563	457
Investment in Federal Reserve Bank stock	184	104
Short-term investments	123	42
Total interest and dividend income	137,302	84,756

INTEREST EXPENSE
Customer deposit accounts	38,889	16,291
Federal Home Loan Bank advances	8,708	5,181
Securities sold under repurchase agreements	2,877	-
Long-term debt	2,661	1,020
Federal funds purchased	1,119	42
Total interest expense	54,254	22,534

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	83,048	62,222
PROVISION FOR LOAN LOSSES	3,333	4,370
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	79,715	57,852

NONINTEREST INCOME
Branch fees	2,539	1,593
Letters of credit fees and commissions	2,172	2,537
Net gain on investment securities available-for-sale	1,716	448
Income from life insurance policies	896	744
Ancillary loan fees	779	517
Income from secondary market activities	139	192
Net gain on sale of other real estate owned	88	-
Other operating income	561	469
Total noninterest income	8,890	6,500

NONINTEREST EXPENSE
Compensation and employee benefits	16,169	12,854
Occupancy and equipment expense	4,777	3,258
Deposit-related expenses	2,013	1,640
Amortization of premiums on deposits acquired	1,765	603
Amortization of investments in affordable housing partnerships	1,265	1,681
Data processing	760	569
Deposit insurance premiums and regulatory assessments	316	223
Other operating expenses	9,758	6,890
Total noninterest expense	36,823	27,718

INCOME BEFORE PROVISION FOR INCOME TAXES	51,782	36,634
PROVISION FOR INCOME TAXES	19,731	13,115
NET INCOME	$32,051	$23,519

EARNINGS PER SHARE
BASIC	$0.56	$0.45
DILUTED	$0.55	$0.44

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	56,807	52,245
DILUTED	58,293	53,963

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid InPaCapital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Comprehensive Income	Total Stockholders' Equity

BALANCE, DECEMBER 31, 2004	$57	$260,152	$296,175	$(5,422)	$(36,649)	$(4)		$514,309
Comprehensive income
Net income for the period			23,519				$23,519	23,519
Net unrealized loss on investment
securities available-for-sale						(2,616)	(2,616)	(2,616)
Total comprehensive income							$20,903
Stock compensation costs				658				658
Tax benefit from option exercises		401						401
Issuance of 36,143 shares pursuant to
various stock plans and agreements		383						383
Issuance of 92,651 shares under
Restricted Stock Plan		3,486		(3,486)				-
Cancellation of 9,359 shares due to
forfeitures of issued restricted stock				198	(198)			-
Dividends paid on common stock			(2,625)					(2,625)
BALANCE, MARCH 31, 2005	$57	$264,422	$317,069	$(8,052)	$(36,847)	$(2,620)		$534,029

BALANCE, DECEMBER 31, 2005	$61	$389,004	$393,846	$(8,242)	$(37,905)	$(2,626)		$734,138
Comprehensive income
Net income for the period			32,051				$32,051	32,051
Net unrealized loss on investment
securities available-for-sale						(2,179)	(2,179)	(2,179)
Total comprehensive income							$29,872	-
Elimination of deferred compensation
pursuant to adoption of SFAS No. 123(R)		(8,242)		8,242				-
Stock compensation costs		1,456						1,456
Tax benefit from stock option exercises		3,756						3,756
Tax benefit from vested restricted stock		543						543
Issuance of 310,426 shares pursuant to
various stock plans and agreements		2,634						2,634
Cancellation of 12,648 shares due to								-
forfeitures of issued restricted stock		440			(440)			-
Issuance of 3,647,441 shares pursuant								-
to Standard Bank acquisition	4	133,845						133,849
Issuance of 2,670 shares to
Standard Bank employees		105						105
Dividends paid on common stock			(2,830)					(2,830)
BALANCE, MARCH 31, 2006	$65	$523,541	$423,067	$-	$(38,345)	$(4,805)		$903,523

							Three Months Ended March 31,
							2006	2005
Disclosure of reclassification amounts:							(In thousands)
Unrealized holding loss on securities arising during the period, net of tax benefit of $857 in 2006 and $1,706 in 2005							$(1,184)	$(2,356)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $721 in 2006 and $188 in 2005							(995)	(260)
Net unrealized loss on securities, net of tax benefit of $1,578 in 2006 and $1,894 in 2005							$(2,179)	$(2,616)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,051	$23,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,804	2,405
Stock compensation costs	1,456	658
Deferred taxes	(2,288)	544
Provision for loan losses	3,333	4,370
Net gain on sales of investment securities, loans and other assets	(1,974)	(541)
Federal Home Loan Bank stock dividends	(547)	(425)
Originations of loans held for sale	(4,974)	(12,843)
Proceeds from sale of loans held for sale	4,983	12,934
Tax benefit from stock option exercises	(3,756)	401
Tax benefit from vested restricted stock	(543)	-
Net change in accrued interest receivable and other assets	(12,112)	(12,389)
Net change in accrued interest payable, accrued expenses, and other liabilities	10,398	14,343
Total adjustments	(3,220)	9,457
Net cash provided by operating activities	28,831	32,976

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(372,642)	(309,630)
Purchases of:
Interest-bearing deposits in other banks	(1,059)	-
Securities purchased under resale agreement	(50,000)	-
Investment securities available-for-sale	(282,251)	(59,868)
Federal Home Loan Bank stock	(4,277)	-
Investments in affordable housing partnerships	-	(18)
Premises and equipment	(3,170)	(1,120)
Proceeds from unsettled securities acquired	224,160	-
Proceeds from sale of:
Investment securities available-for-sale	105,365	17,359
Loans receivable	2,863	-
Premises and equipment	41	1
Other real estate owned	387	-
Maturity of interest-bearing deposits in other banks	-	100
Repayments, maturity and redemption of investment securities available-for-sale	195,192	18,649
Redemption of Federal Home Loan Bank stock	2,350	-
Cash obtained from acquisitions, net of cash paid	99,150	-
Net cash used in investing activities	(83,891)	(334,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,568	219,608
Net (decrease) increase in federal funds purchased	(86,000)	31,500
Repayment of Federal Home Loan Bank advances	(32,679,000)	(34,332,600)
Repayment of notes payable on affordable housing investments	-	(338)
Payment of debt issue cost	(77)	-
Proceeds from Federal Home Loan Bank advances	32,730,000	34,397,600
Proceeds from issuance of long-term debt	30,000	-
Proceeds from common stock options exercised	2,634	383
Tax benefit from stock option exercises	3,756	-
Tax benefit from vested restricted stock	543	-
Dividends paid on common stock	(2,830)	(2,625)
Net cash provided by financing activities	37,594	313,528

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,466)	11,977
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	151,192	93,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,726	$105,052

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$56,784	$22,610
Income tax payments, net of refunds	505	2,000
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	-	50,375
Real estate acquired through foreclosure	2,786	-
Issuance of common stock pursuant to acquisition	133,853	-
Issuance of common stock to employees	105	-

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
1. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has seven wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

    The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

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

    The Company adopted the revised accounting standards for stock based compensation effective January 1, 2006. SFAS No. 123(R) allows for two alternative transition methods. The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Under the transition provisions of SFAS No. 123(R), the Company has reduced additional paid in capital by $8.2 million, representing the remaining deferred compensation balance in the consolidated statement of stockholders’ equity as of January 1, 2006.

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

    In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary guidance.  Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FSP is effective for reporting periods beginning after December 15, 2005.  The adoption of this FSP did not have a material impact on the Company’s financial condition or results of operations.

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

    In March 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. It is not anticipated that adoption will have a material impact on the Company's consolidated financial statements.

3. STOCK-BASED COMPENSATION

    The Company issues stock options and restricted stock to employees under share-based compensation plans. As previously mentioned, the Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Under this method, the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased or canceled after December 31, 2005 and to awards outstanding on December 31, 2005 for which requisite service has not yet been rendered. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

    In the first quarter of 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $520 thousand. Since we have previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to SFAS No. 123(R) relates only to issued and unvested stock option grants. The incremental stock-based compensation expense caused income before income taxes to decrease by $520 thousand, net income to decrease by $301 thousand, and basic and diluted earnings per share to decrease by $0.01. Cash provided by operating activities decreased by $3.8 million and cash provided by financing activities increased by an identical amount related to excess tax benefits from stock-based payment arrangements.

    As required under SFAS No. 123(R), the reported net income and earnings per share for the three months ended March 31, 2005 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options. The pro forma amounts are as follows (amounts are reflected in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported	$23,519

Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	382

Deduct: Total stock-based employee compensation expense
determined using fair value method, net of related tax effects	(668)
Net income, pro forma	$23,233

Basic earnings per share
As reported	$0.45
Pro forma	$0.44

Diluted earnings per share
As reported	$0.44
Pro forma	$0.43

For the three months ended March 31, 2006, the total combined compensation cost recognized in income related to stock options and restricted stock awards totaled $1.5 million. The related tax benefit of this compensation cost amounted to $611 thousand for the three months ended March 31, 2006. For the three months ended March 31, 2005 the total compensation recognized in income related to restricted stock awards and the related tax benefit amounted to $658 thousand and $276 thousand, respectively.

As of March 31, 2006, total unrecognized compensation cost related to stock options and restricted stock awards amounted to $4.1 million and $11.7 million, respectively. This cost is expected to be recognized over a weighted average period of 3.1 years and 3.3 years for stock options and restricted stock awards, respectively.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years.

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,209,183	$13.51
Granted	193,630	36.90
Exercised	(310,426)	8.49
Forfeited	(5,988)	24.59
Outstanding at end of period	3,086,399	$15.46

Options exercisable at March 31, 2006	2,378,467
Weighted average fair value of options granted during the period	$9.90

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $9.90 and $9.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life (1)	4 years	3.5 years
Expected volatility (2)	27.8%	28.1%
Expected dividend yield	0.6%	0.5%
Risk-free interest rate (3)	4.7%	3.9%
_________
(1) The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
(2) The expected volatility was based on historical volatility for a period equal to the stock option's expected life.
(3) The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

    The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $8.9 million and $956 thousand, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 amounted to $2.5 million and $2.9 million, respectively.

    The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$5.00 to $9.99	869,911	2.6 years	$5.43	869,911	$5.43
$10.00 to $14.99	707,225	5.5 years	12.59	707,225	12.59
$15.00 to $19.99	1,012,331	3.5 years	16.88	746,431	16.88
$25.00 to $29.99	123,775	4.9 years	26.59	53,275	26.50
$30.00 to $34.99	51,228	6.4 years	33.94	750	32.92
$35.00 to $39.99	320,929	6.5 years	37.18	625	35.14
$40.00 to $44.99	1,000	5.6 years	42.97	250	42.97
$5.00 to $44.99	3,086,399	4.1 years	$15.46	2,378,467	$11.64

Restricted Stock

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The restricted shares awarded become fully vested after three to five years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases.

    A summary of the activity for restricted stock as of March 31, 2006, including changes during the three months then ended, is presented below:

	Shares	Weighted Average Price
Outstanding at beginning of period	431,392	$30.60
Granted	135,061	36.14
Vested	(66,300)	18.21
Forfeited	(12,648)	33.98
Outstanding at end of period	487,505	$33.73

In March 2006, the Company also granted performance restricted stock with two-year cliff vesting to an executive officer. The number of shares that the executive will receive under this stock award will ultimately depend on the Company’s achievement of specified performance targets. The performance period is January 1, 2006 through December 31, 2007. At the end of the performance period, the number of stock awards issued will be determined by adjusting upward or downward from the target amount of shares in a range between 24% and 124%. The final performance percentage on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the Board. If the Company performs below its performance targets, the Board or the committee may, at its discretion, choose not to award any shares. Shares of stock, if any, will be issued following the end of the performance period two years from the date of grant. Compensation costs are accrued over the service period and are based on the probable outcome of the performance condition. The maximum number of shares subject to this grant cannot exceed 41,000 shares.

4.  ACQUISITION OF STANDARD BANK

At the close of business on March 17, 2006, the Company completed the acquisition of Standard Bank (“SB”), a commercial bank headquartered in Monterey Park, California. The purchase price was $200.3 million with sixty-seven percent paid in stock and the remainder in cash. The results of SB’s operations have been included in the Company’s consolidated financial statements since that date. The acquisition was accounted for under the purchase method of accounting and accordingly, all assets and liabilities of SB were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of $101.0 million and core deposit premium of $8.6 million. The core deposit premium will be amortized on an accelerated basis over its useful life, which is estimated to be 11 years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value of Assets Acquired and Liabilities Assumed
(In thousands)
Cash and cash equivalents	$165,660
Loans receivable	487,110
Premises and equipment, net	3,220
Core deposit premium	8,648
Goodwill	100,986
Other assets	239,285
Total assets acquired	1,004,909
Deposits	728,514
Other liabilities	76,123
Total liabilities assumed	804,637
Net assets acquired	$200,272

5. DEBT ISSUANCE

    On March 15, 2006, the Company issued $30.0 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VII (“Trust VII”), a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Balance Sheet. The securities issued by Trust VII have a scheduled maturity of June 15, 2036 and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis. At March 31, 2006, the interest rate on the junior subordinated debt was 6.28%. The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

6. COMMITMENTS AND CONTINGENCIES

    Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of March 31, 2006, undisbursed loan commitments and commercial and standby letters of credit amounted to $1.95 billion and $387.6 million, respectively.

    Guarantees - From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of March 31, 2006 and December 31, 2005, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $30.5 million and $31.6 million, respectively. The Company’s recourse reserve related to these loans totaled $70 thousand and $76 thousand as of March 31, 2006 and December 31, 2005, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

    The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2006 and December 31, 2005, the amount of loans sold without recourse totaled $768.6 million and $777.6 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

    Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2006. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

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

    Earnings Per Share - The actual number of shares outstanding at March 31, 2006 was 60,602,388. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding common stock options and warrants.

 The following table sets forth earnings per share calculations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006			2005
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$32,051	56,807	$0.56	$23,519	52,245	$0.45
Effect of dilutive securities:
Stock options	-	1,208	(0.01)	-	1,415	(0.01)
Restricted stock	-	189	-	-	168	-
Stock warrants	-	89	-	-	135	-
Dilutive earnings per share	$32,051	58,293	$0.55	$23,519	53,963	$0.44

    Quarterly Dividends - The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.05 per share payable on or about January 24, 2006 to shareholders of record on February 8, 2006. Cash dividends totaling $2.8 million were paid to the Company’s shareholders during the first quarter of 2006.

8. BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Information related to the Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.” Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment, which includes commercial real estate, primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Bank’s northern and southern California production offices. The treasury department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank’s portfolio of single family and multifamily residential loans.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 1 of our annual report on Form 10-K for the year ended December 31, 2005. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or re-pricing characteristics. Non-interest income and non-interest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual losses incurred and an allocation of the remaining provision based on new loan originations for the period. The Company evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies. Specifically, an adjustment was made to reallocate the credit provided for the Company’s capital to the treasury segment from the “Other” category. The adjustment resulted in an increase in the treasury segment’s pretax profit of $ 6.5 million and $ 2.7 million for the three months ended March 31, 2006 and 2005 respectively.

    The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)

Interest income	$47,499	$59,650	$11,431	$16,410	$2,312	$137,302
Charge for funds used	(31,247)	(38,156)	(13,520)	(12,541)	-	(95,464)
Interest spread on funds used	16,252	21,494	(2,089)	3,869	2,312	41,838
Interest expense	(25,412)	(3,528)	(25,314)	-	-	(54,254)
Credit on funds provided	53,724	7,872	33,868	-	-	95,464
Interest spread on funds provided	28,312	4,344	8,554	-	-	41,210
Net interest income	$44,564	$25,838	$6,465	$3,869	$2,312	$83,048

Depreciation and amortization	$2,593	$173	$(570)	$345	$263	$2,804
Goodwill	182,391	12,159	-	48,637	958	244,145
Segment pretax profit (loss)	25,944	21,925	8,315	2,363	(6,763)	51,782
Segment assets	2,260,751	2,927,849	1,028,411	2,513,089	550,435	9,280,535

	Three Months Ended March 31, 2005
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)

Interest income	$27,417	$38,467	$5,803	$12,032	$1,037	$84,756
Charge for funds used	(14,283)	(19,337)	(5,534)	(6,732)	-	(45,886)
Interest spread on funds used	13,134	19,130	269	5,300	1,037	38,870
Interest expense	(10,773)	(1,412)	(10,349)	-	-	(22,534)
Credit on funds provided	24,761	3,238	17,887	-	-	45,886
Interest spread on funds provided	13,988	1,826	7,538	-	-	23,352
Net interest income	$27,122	$20,956	$7,807	$5,300	$1,037	$62,222
Depreciation and amortization	$1,196	$111	$(140)	$265	$973	$2,405
Goodwill	32,133	2,142	-	8,569	958	43,802
Segment pretax profit (loss)	9,613	17,689	7,867	4,074	(2,609)	36,634
Segment assets	1,605,352	2,336,076	673,326	1,486,462	269,812	6,371,028

9. SUBSEQUENT EVENTS

On April 21, 2006, the Company securitized $217.0 million in single family loans in a private label guaranteed mortgage securitization issued through East West Mortgage Securities, LLC. The underlying loans for the pass through securities issued were all jumbo single family loans originated by the Bank. As a result of the securitization, the Company now has $211.5 million in AAA/Aa1 pass through mortgage-backed securities that were retained and are held in the available-for-sale portfolio. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, the transaction was accounted for as neither a sale nor a financing and the transaction had no impact on the Company’s results of operations.

On April 25, 2006, the Company entered into a long-term transaction involving the sale of securities under a repurchase agreement totaling $200.0 million. The repurchase agreement has a term of ten years. The agreement is non-callable for the first two years with an interest rate based on the three-month Libor minus 125 basis points for the first two years. Thereafter, the interest rate is fixed rate at 5.128%. The counterparty has the right to a quarterly call after April 25, 2008. The collateral for the repurchase agreement consists of private label and agency mortgage-backed securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our 2005 annual report on Form 10-K for the year ended December 31, 2005, and the accompanying interim unaudited consolidated financial statements and notes thereto.

Critical Accounting Policies

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of March 31, 2006.

    Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three accounting policies that, due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, and the valuation of retained interests and mortgage servicing assets related to securitizations and sales of loans. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

    Our significant accounting policies are described in greater detail in our 2005 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

    During the first quarter of 2006, we again generated record earnings totaling $32.1 million, or $0.56 per basic share and $0.55 per diluted share, compared with $23.5 million, or $0.45 per basic share and $0.44 per diluted share, reported during the first quarter of 2005. Loan growth, operating efficiencies and solid asset quality contributed to our earnings performance for the first quarter of 2006. The annualized return on average assets during the first quarter of 2006 was 1.50%, compared with 1.52% for the same quarter in 2005. The annualized return on average equity was 16.72% during the first quarter of 2006, compared to 18.09% during the same period in 2005. The decrease in the annualized return on average equity is primarily due to additional shares issued in connection with the acquisition of Standard Bank. Based on the results of our performance in the first quarter of 2006 and expected growth for the remainder of 2006, we expect net income per diluted common share for the full year 2006 to be approximately 14% to 16% higher than in 2005. This estimate is based on a projected annualized loan growth of 15% to 17% for the remainder of 2006, annualized deposit growth of 14% to 16% for the remainder of 2006, and an increase in operating expenses of 25% to 28% for the entire year of 2006. Our earnings projection for the full year of 2006 also assumes a stable or marginally increasing interest rate environment and a net interest margin between 4.10% and 4.15%.

    The most significant highlight of the first quarter of 2006 is the closing of the Standard Bank acquisition. Standard Bank represents our second largest acquisition to date, with total assets of $897.3 million as of the acquisition closing date of March 17, 2006. Net loans acquired totaled $490.0 million and total deposits assumed totaled $728.5 million. This acquisition resulted in total goodwill of $101.0 million and core deposit premium of $8.6 million. Standard Bank was headquartered in Monterey Park, California and provided community banking services through six branches located throughout the Los Angeles marketplace. Certain operating systems have been successfully integrated into our infrastructure with complete integration scheduled in the early part of the third quarter of 2006. This acquisition added several thousand deposit customers to our existing customer base, generating additional lending and deposit opportunities for the Company. Perhaps more noteworthy than the size of this transaction is the fact that this acquisition was consummated only six months after we closed the acquisition of United National Bank (“UNB”) in September 2005. United National Bank is our largest acquisition to date with $946.9 million in total assets as of the closing date.

    Another highlight for the first quarter of 2006 is the issuance of $30.0 million in junior subordinated debt in a private placement transaction. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VII (“Trust VII”), a wholly owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VII to the Company and are classified as junior subordinated debt and reported in the consolidated balance sheet under long-term debt. The securities issued by Trust VII have a 30-year maturity term and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis. The interest rate on this instrument was 6.28% as of March 31, 2006. This additional issuance of capital securities provides the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes.

    Total consolidated assets at March 31, 2006 increased 12% to $9.28 billion, compared with $8.28 billion at December 31, 2005. A 13% growth in gross loans was the primary driver of this increase, rising to a record $7.66 billion at March 31, 2006. Excluding the impact of the Standard Bank acquisition, organic loan growth was $367.7 million or 5% year to date. The loan portfolio continues to grow steadily and we estimate loan growth for the full year of 2006 to range from 15% to 17%, reflecting the core rate of growth in the Bank’s lending markets, the addition of new client relationships, and the utilization of additional lending programs and products.

    Total average assets increased 39% to $8.57 billion during the first quarter of 2006, compared to $6.18 billion for the same quarter in 2005, primarily due to growth in average loans. Total average loans grew to $7.08 billion during the quarter ended March 31, 2006, an increase of 35% over the corresponding period in the prior year. The growth in average loans was driven by increases in all loan sectors, except for trade finance and consumer products. Total average deposits rose 35% during the first quarter of 2006 to $6.21 billion, compared to $4.62 billion for the same quarter in 2005. We experienced growth in almost all deposit categories during the first quarter of 2006, with the largest dollar impact coming from time deposits, money market accounts, and noninterest-bearing demand accounts.

    Net interest income increased 33% to $83.0 million during the quarter ended March 31, 2006, compared with $62.2 million during the same quarter in 2005. The substantial increase in net interest income is predominantly due to significant loan growth and steady increases in interest rates by the Federal Reserve during the past year. These factors were partially offset by increases in both the volume and rates paid for time deposits and money market accounts, as well as growth in the volume of both short-term and long-term borrowings and higher rates paid on FHLB advances. Our net interest margin decreased 11 basis points to 4.18% during the first quarter of 2006, compared to 4.29% during the same period in 2005. Our margin was negatively impacted by continued competition in loan and deposit pricing and, to a lesser extent, by the impact of assets acquired from Standard Bank. Assuming a stable or marginally increasing interest rate environment during 2006, we anticipate the net interest margin for the full year of 2006 to be in the range of 4.10% to 4.15%.

    Total noninterest income increased 37% to $8.9 million during the first quarter of 2006, compared with $6.5 million for the corresponding quarter in 2005. This increase is primarily attributable to higher branch-related fee income and net gains on sales of available-for-sale securities, partially offset by a decrease in letters of credit fees and commissions. For the full year of 2006, we anticipate our core noninterest income to be comparable to that of the prior year.

    As a result of our continued expansion, total noninterest expense increased 33% to $36.8 million during the first quarter of 2006, compared with $27.7 million for the same period in 2005. This increase was largely due to increased staffing levels and an overall increase in operating costs due to the acquisition of United National Bank in the third quarter of 2005. Occupancy expense also increased due to the recent relocation and expansion of our corporate offices. Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships), divided by the aggregate of net interest income before provision for loan losses and non-interest income remained at 37% during the first quarter of 2006 which is comparable to the same period in 2005. We believe this to be a reflection of our ability to efficiently and effectively utilize our resources and operating platform to support our continuing growth. Due to the acquisition of Standard Bank and the overall growth of the Bank, as well as the recent relocation of our corporate headquarters, we anticipate noninterest expenses to increase by 25% to 28% for the full year of 2006, but expect our efficiency ratio to remain in the 37% to 38% range.

    Total nonperforming assets amounted to $13.8 million, or 0.15% of total assets at March 31, 2006, compared with $30.1 million, or 0.36% of total assets, at December 31, 2005. The allowance for loan losses totaled $75.5 million at March 31, 2006, or 0.99% of outstanding total loans. Net recoveries totaled $46 thousand during the first quarter of 2006, representing less than 0.01% of average loans for the quarter. This compares with $765 thousand in net chargeoffs, or an annualized 0.06% of average loans, during the same quarter in 2005. We anticipate our overall asset quality to remain sound throughout the remainder of 2006. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below an annualized 0.35% of average loans in 2006.

    We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.26%, a total risk-based capital ratio of 11.27%, and a Tier 1 leverage ratio of 8.96% at March 31, 2006. As previously mentioned, we raised $30.0 million in additional regulatory capital through the issuance of trust preferred securities in a trust preferred offering. Trust preferred securities currently qualify as Tier 1 capital for regulatory purposes. The net proceeds from the trust preferred offering were used to partially fund the acquisition of Standard Bank and also to support the continued growth of the Bank.

Results of Operations

We reported first quarter 2006 net income of $32.1 million, or $0.56 per basic share and $0.55 per diluted share, compared with $23.5 million, or $0.45 per basic share and $0.44 per diluted share, reported during the first quarter of 2005. The 36% increase in net income is primarily attributable to higher net interest income and higher noninterest-related revenues, partially offset by higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets slightly decreased to 1.50% for the quarter ended March 31, 2006, from 1.52% for the same period in 2005. The annualized return on average stockholders’ equity also decreased to 16.72% for the first quarter of 2006, compared with 18.09% for the first quarter of 2005 primarily due to additional shares issued in connection with the Standard Bank acquisition.

Components of Net Income
	Three Months Ended March 31,
	2006	2005
	(In millions)
Net interest income	$83.0	$62.2
Provision for loan losses	(3.3)	(4.4)
Noninterest income	8.9	6.5
Noninterest expense	(36.8)	(27.7)
Provision for income taxes	(19.7)	(13.1)
Net income	$32.1	$23.5

Annualized return on average total assets	1.50%	1.52%
Annualized return on average stockholders' equity	16.72%	18.09%

Net Interest Income

    Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the first quarter of 2006 totaled $83.0 million, a 33% increase over net interest income of $62.2 million for the same period in 2005.

    Total interest and dividend income during the quarter ended March 31, 2006 increased 62% to $137.3 million, compared with $84.8 million during the same period in 2005. The increase in interest and dividend income during the first quarter of 2006 is attributable to a 37%, or $2.19 billion growth in average earning assets for the quarter ended March 31, 2006. Growth in average loans was the primary driver for the growth in average earning assets for the quarter ended March 31, 2006. The net growth in average earning assets was largely funded by increases in time deposits, money market accounts, short-term borrowings, securities sold under repurchase agreements, and additional long-term debt.

    Total interest expense during the first quarter of 2006 increased 141% to $54.3 million, compared with $22.5 million for the same period a year ago. The increase in interest expense during the first quarter of 2006 can be attributed to both a 44% growth in average interest-bearing liabilities, predominantly time deposits and money market accounts, as well as higher rates paid on almost all categories of interest-bearing liabilities, reflecting continuing increases in interest rates and sustained pricing competition in the deposit market.

    Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 11 basis points to 4.18% during the first quarter of 2006, compared with 4.29% during the first quarter of 2005. The overall yield on earning assets increased 105 basis points to 6.90% in the first quarter of 2006, from 5.85% in 2005, due to several consecutive Federal Reserve interest rate increases during the past year. Our overall cost of funds increased by 136 basis points to 3.38% for the three months ended March 31, 2006. The combined impact of an increasing interest rate environment and heightened competition in the deposit market were the primary drivers of our increased cost of funds during the first quarter of 2006. To help fund our loan growth, we increased our reliance on time deposits and other borrowings, further contributing to the overall increase in our cost of funds for the quarter ended March 31, 2006. We also continue to rely heavily on noninterest-bearing demand deposits as a funding source, with average noninterest-bearing demand deposits increasing 13% to $1.18 billion during the first quarter of 2006, compared to $1.05 billion during the same period in 2005.

    The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2006 and 2005:
	Three Months Ended March 31,
	2006			2005
	Average Volume	Interest	Yield (1)	Average Volume	Interest	Yield (1)
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Short-term investments	$10,816	$121	4.54%	$7,043	$42	2.42%
Interest bearing deposits in other banks	255	2	3.18%	-	-	-
Securities purchased under resale agreements	78,889	1,347	6.92%	-	-	-
Investment securities available-for-sale (2) (3) (4)	838,142	9,214	4.46%	579,986	5,257	3.68%
Loans receivable (2) (5)	7,078,805	125,871	7.21%	5,236,534	78,896	6.11%
FHLB and FRB stock	60,105	747	5.04%	54,410	561	4.18%
Total interest-earning assets	8,067,012	137,302	6.90%	5,877,973	84,756	5.85%

Noninterest-earning assets:
Cash and due from banks	142,453			102,019
Allowance for loan losses	(70,429)			(52,397)
Other assets	429,212			252,907
Total assets	$8,568,248			$6,180,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	438,484	1,326	1.23%	335,850	633	0.76%
Money market accounts	1,027,211	7,834	3.09%	617,948	2,960	1.94%
Savings deposits	337,329	337	0.41%	330,172	190	0.23%
Time deposits less than $100,000	993,794	7,836	3.20%	769,485	3,866	2.04%
Time deposits $100,000 or greater	2,232,937	21,556	3.92%	1,516,440	8,642	2.31%
Fed funds purchased	102,014	1,119	4.45%	5,456	42	3.12%
FHLB Advances	896,830	8,708	3.94%	902,067	5,181	2.33%
Securities sold under repurchase agreements	325,000	2,877	3.59%	-	-	-
Long-term debt	158,250	2,661	6.82%	57,476	1,020	7.20%
Total interest-bearing liabilities	6,511,849	54,254	3.38%	4,534,894	22,534	2.02%

Noninterest-bearing liabilities:
Demand deposits	1,178,752			1,045,326
Other liabilities	110,793			80,250
Stockholders' equity	766,854			520,032
Total liabilities and stockholders' equity	$8,568,248			$6,180,502
Interest rate spread			3.52%			3.83%
Net interest income and net margin		$83,048	4.18%		$62,222	4.29%

(1) Annualized.
(2) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $525 thousand and $306 thousand, respectively, for the three months ended March 31, 2006, and $31 thousand and $231 thousand, respectively, for the three months ended March 31, 2005.
Also includes the amortization of deferred loan fees totaling $1.6 million and $980 thousand for the three months ended March 31, 2006 and 2005, respectively.
(3) Average balances exclude unrealized gains or losses on available for sales securities.
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

	Three Months Ended March 31, 2006 vs. 2005
		Changes Due to
	Total Change	Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$79	$30	$49
Interest bearing deposits in other banks	2	2	-
Securities purchased under resale agreements	1,347	1,347	-
Investment securities available-for-sale	3,958	2,677	1,281
Loans receivable	46,975	31,064	15,911
FHLB and FRB stock	185	6	179
Total interest and dividend income	$52,546	$35,126	$17,420

INTEREST-BEARING LIABILITIES
Checking accounts	$693	$233	$460
Money market accounts	4,874	2,573	2,301
Savings deposits	147	4	143
Time deposits less than $100,000	3,970	1,344	2,626
Time deposits $100,000 or greater	12,914	5,231	7,683
Federal funds purchased	1,077	1,052	25
FHLB advances	3,527	(30)	3,557
Securities sold under resale agreements	2,877	2,877	-
Long-term debt	1,641	1,697	(56)
Total interest expense	$31,720	$14,981	$16,739
CHANGE IN NET INTEREST INCOME	$20,826	$20,145	$681

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

    The provision for loan losses amounted to $3.3 million for the first quarter of 2006, compared to $4.4 million for the same period in 2005. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income
	Three Months Ended March 31,
	2006	2005
	(In millions)
Branch fees	$2.54	$1.59
Letters of credit fees and commissions	2.17	2.54
Net gain on investment securities available-for-sale	1.72	0.45
Income from life insurance policies	0.90	0.74
Ancillary loan fees	0.78	0.52
Income from secondary market activities	0.14	0.19
Net gain on sale of other real estate owned	0.09	-
Other operating income	0.55	0.47
Total	$8.89	$6.50

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

Noninterest income increased 37% to $8.9 million during the three months ended March 31, 2006 from $6.5 million for the same quarter in 2005. This is primarily due to higher net gain on sales of available-for-sale securities which increased 283% to $1.7 million for the first quarter of 2006, as compared to $448 thousand for the same period in 2005. Sales of investment securities during the first quarter of 2006 provided additional liquidity to sustain the increase in our loan production activity during the quarter, replacing lower yields on investment securities with higher yields on loans.

Branch fees, which represent revenues derived from branch operations, increased 59% to $2.5 million in the first quarter of 2006 from $1.6 million for the same quarter in 2005. The increase in branch-related fees can be attributed primarily to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts.

    Net gain on sale of other real estate owned (“OREO”) amounted to $88 thousand during the first quarter of 2006. This represents the gain on sale of an OREO property, specifically a condominium unit that was held as partial collateral for a commercial business loan.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, increased 20% to $561 thousand during the first quarter of 2006, from $469 thousand recorded during the same quarter of 2005.

Noninterest Expense

Components of Noninterest Expense
	Three Months Ended March 31,
	2006	2005
	(In millions)
Compensation and employee benefits	$16.17	$12.85
Occupancy and equipment expense	4.78	3.26
Deposit-related expenses	2.01	1.64
Amortization of premiums on deposits acquired	1.76	0.60
Amortization of investments in affordable housing partnerships	1.26	1.68
Data processing	0.76	0.57
Deposit insurance premiums and regulatory assessments	0.32	0.22
Other operating expenses	9.76	6.90
Total	$36.82	$27.72

Efficiency Ratio (1)	37%	37%

(1) Represents noninterest expense (excluding the amortization of intangibles and investments in afffordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

    Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 33% to $36.8 million during the first quarter of 2006, from $27.7 million for the same quarter in 2005.

    Compensation and employee benefits increased 26% to $16.2 million during the first quarter of 2006, compared to $12.9 million for the same quarter last year primarily due to increased staffing levels related to the acquisition of UNB in September 2005. Moreover, the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense and employee benefits during the first quarter of 2006. The Company also recorded $520 thousand in compensation expense relating to stock options as a result of adopting SFAS No. 123(R) effective January 1, 2006. We anticipate compensation and employee benefit expenses to further increase during the remainder of 2006 as a result of the acquisition of Standard Bank in mid-March 2006.

    Occupancy and equipment expenses increased 47% to $4.8 million during the quarter ended March 31, 2006, compared with $3.3 million during the same period in 2005. The rise in occupancy expenses can be attributed to the recent relocation and expansion of our corporate headquarters to Pasadena, California, increasing rent, common area, and depreciation expenses. Additionally, rent expense attributed to the eleven branch locations acquired from UNB in September 2005 further contributed to the increase in occupancy and equipment expense during the first quarter of 2006. Similar to compensation and employee benefit expenses, we expect occupancy and equipment expense to further increase during the remainder of 2006 due to additional rent expense attributed to the six branch locations acquired from Standard Bank as well as the opening of a new 99 Ranch in-store branch location during March 2006.

    The amortization of premiums on deposits acquired increased 193% to $1.8 million during the first quarter of 2006, compared with $603 thousand for the corresponding quarter of 2005. The increase in amortization expense is due to additional deposit premiums of $15.0 million recorded in connection with the acquisition of UNB in September 2005. Premiums on acquired deposits are amortized over their estimated useful lives.

Deposit-related expenses increased 23% to $2.0 million during the first quarter of 2006, compared to $1.6 million for the same quarter last year. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through subsequent account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts since the first quarter of 2005.

The amortization of investments in affordable housing partnerships decreased 25% to $1.3 million during the quarter ended March 31, 2006, from $1.7 million during the comparable quarter in 2005. No additional investments in affordable housing partnerships were purchased during 2005 and 2006 year-to-date. Total investments in affordable housing partnerships decreased to $29.7 million as of March 31, 2006, compared to $35.8 million as of March 31, 2005.

Data processing expenses increased 34% to $760 thousand during the first quarter of 2006, compared with $569 thousand for corresponding quarter in 2005. The increase in data processing expenses is primarily due to increased transaction volume stemming from overall growth, both organically and through acquisitions.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 42% to $9.8 million during the first quarter of 2006, from $6.9 million for the same quarter in 2005. The increase in other operating expenses is largely due to additional expenses incurred to support our continued overall expansion. Additionally, we have amplified our advertising, public relations, and marketing efforts to enhance our overall image and visibility in the community and in the industry.

Our efficiency ratio of 37% for the quarter ended March 31, 2006 remained stable compared to the corresponding period in 2005. Although the Company has experienced significant expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 50% to $19.7 million for the first quarter of 2006, compared with $13.1 million for the same quarter in 2005. The increase in the provision for income taxes is primarily attributable to a 41% increase in pretax earnings during the first quarter of 2006. The provision for income taxes for the first quarter of 2006 also reflects the utilization of affordable housing tax credits totaling $1.2 million, compared to $1.4 million utilized during the first quarter of 2005. The first quarter 2006 provision reflects an effective tax rate of 38.1%, compared with 35.8% for the corresponding period in 2005.

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

Operating Segment Results

The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment, which includes commercial real estate, primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Bank’s northern and southern California production offices. The treasury department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank’s portfolio of single family and multifamily residential loans. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies. Specifically, an adjustment was made to reallocate the credit provided for the Company’s capital to the treasury segment from the “Other” category. The adjustment resulted in an increase in the treasury segment’s pretax profit of $ 6.5 million and $ 2.7 million for the three months ended March 31, 2006 and 2005 respectively. For more information about our segments, including information about the underlying accounting and reporting process, please see Note 8 to the Company’s condensed consolidated financial statements presented elsewhere herein.

Retail Banking Segment

    The retail banking segment’s pre-tax income for the three months ended March 31, 2006 increased 170% to $25.9 million, compared to $9.6 million for the same period in 2005. The increase in pre-tax income is largely attributable to the 64% increase in net interest income to $44.6 million during the first quarter of 2006, compared to $27.1 million for the same quarter in 2005. The increase in net interest income is primarily due to our overall growth both organically and through acquisitions. The acquisition of UNB in September 2005 added eleven new locations to our expanding branch network as well as several thousand new customers to our existing customer base.

    Noninterest income for this segment increased $1.8 million, or 54% to $5.1 million for the quarter ended March 31, 2006, compared to $3.3 million recorded during the same period in 2005. The increase in noninterest income is primarily due to increased fee income related to both loan origination and deposit gathering activities, as well as higher fees earned from alternative investment product offerings at the branches.

    Noninterest expense for this segment increased 34% to $19.7 million during the first quarter of 2006, compared with $14.7 million recorded during the first quarter of 2005. The increase in noninterest expense is primarily due to a 35% increase in compensation and employee benefits to $10.2 million during the quarter ended March 31, 2006, from $7.5 million for the same quarter in 2005. The increase in compensation and employee benefits can be attributed to higher staffing levels due to the acquisition of UNB as well as the addition of relationship officers and operational personnel throughout the past year. Occupancy expenses also increased 40% to $3.1 million during the 2006 first quarter, from $2.2 million during the first quarter of 2005. The notable increase in occupancy expenses is due primarily to increased expenses associated with the eleven additional branch locations from UNB. Further contributing to the increase in noninterest expense is a 34% increase in other expenses to $3.8 million for the three months ended March 31, 2006, compared to $2.9 million for the same period in 2005. The increase in other expenses is due primarily to higher commercial deposit related expenses which can be correlated to the growth in the volume of commercial deposit accounts during the past year.

Commercial Lending Segment

    The commercial lending segment’s pre-tax income increased 234% to $21.9 million during the quarter ended March 31, 2006, compared with $17.7 million for the same period in 2005. The primary driver of the increase in pre-tax income for this segment is a 23% increase in net interest income to $25.8 million during the first quarter of 2006, from $21.0 million for the comparable quarter in 2005. The increase in net interest income is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, during the first quarter of 2006, relative to the same period in the prior year. Specifically, the average aggregate balance of all commercial loan categories grew 40% during the first quarter of 2006, compared with the same period in 2005.

    Noninterest income for this segment increased $1.2 million or 21% to $6.8 million during the first quarter of 2006, compared to the $5.6 million recorded in the same quarter of 2005. The increase in noninterest income is primarily due to higher loan fees collected as a result of the growth in loan origination volume during the quarter ended March 31, 2006, relative to the same period in 2005.

Noninterest expense also increased 22% to $7.6 million during the first quarter of 2006, from $6.2 million during the same quarter last year. The increase in noninterest expense is largely a result of higher compensation and employee benefits which increased 29% to $5.6 million during the first quarter of 2006, from $4.3 million during the corresponding quarter in 2005. The increase in compensation and employee benefits is a result of increasing staffing levels due to the acquisition of UNB as well as the addition of relationship officers and operational personnel to support the continuing growth of the Bank.

Treasury Segment

    The treasury segment’s pre-tax income increased 6% to $8.3 million during the first quarter of 2006, compared to $7.9 million for the same quarter in 2005. Net interest income decreased 17% to $6.5 million during the quarter ended March 31, 2006, from $7.8 million during the same quarter in 2005 largely as a result of increased market rates paid on borrowings relative to the interest earned on investment securities.

    In contrast, there was a significant increase in noninterest income for this segment during the first quarter of 2006. Specifically, noninterest income increased 238% to $1.7 million during the quarter ended March 31, 2006, compared to only $507 thousand for the corresponding period in 2005. The increase in noninterest income can be attributed almost entirely to net gains on sales of investment securities, primarily U.S. Government sponsored enterprise mortgaged-backed securities and equity securities.

    Noninterest expense also increased 135% to $562 thousand during the first quarter of 2006, from $239 thousand during the same quarter in 2005. The increase in noninterest expense is primarily due to guarantee fees paid to FNMA in connection with multifamily loan securitization transactions during 2005, and to a lesser degree, higher compensation expense resulting from increased staffing levels.

Residential Lending Segment

    The residential lending segment’s pre-tax income decreased 42% to $2.4 million during the first quarter of 2006, from $4.1 million during the same quarter in 2005. The decrease in pre-tax income is partly due to the decrease in net interest income for this segment, which declined 27% to $3.9 million during the first quarter of 2006, compared with $5.3 million for the corresponding quarter in 2005. The decrease in net interest income reflects the highly competitive market environment for residential single family and multifamily loans.

    Noninterest income for this segment also decreased during the first quarter of 2006 to $738 thousand, a 26% decline from total noninterest income of $993 thousand recorded during the first quarter of 2005. The decrease in noninterest income is primarily due to the increase in fees waived on single family and multifamily loan products resulting from competitive market pressures.

    Noninterest expense for this segment remained flat at $1.4 million for the three months ended March 31, 2006 and 2005.

Balance Sheet Analysis

    Our total assets increased $1.00 billion, or 12%, to $9.28 billion, as of March 31, 2006, relative to total assets of $8.28 billion at December 31, 2005. The increase in total assets resulted primarily from increases in net loans of $852.2 million, securities purchased under resale agreements of $50.0 million, and goodwill of $100.9 million. The increase in total assets was largely funded by increases in deposits of $765.1 million and FHLB advances of $121.3 million.

Investment Securities Available-for-Sale

Total investment securities available-for-sale decreased 2% to $850.0 million as of March 31, 2006, compared with $869.8 million at December 31, 2005. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $195.2 million and $105.4 million, respectively, during the three months ended March 31, 2006. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $282.3 million as well as funding a portion of loan originations made during the first quarter of 2006. We recorded net gains totaling $1.7 million on sales of available-for-sale securities during the first quarter of 2006.

The Company performs regular impairment analyses on the investment securities available-for-sale portfolio. If the Company determines that a decline in fair value is other-than-than temporary, an impairment writedown is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent on holding the securities until the fair values recover.

The increase in net unrealized losses in our investment securities available-for-sale portfolio of $3.2 million for the three-month period ended March 31, 2006 is largely a result of market interest rate fluctuations. Specifically, the increase in unrealized loss was largely due to a gross unrealized loss in U.S. Government sponsored enterprise debt securities of $5.9 million and a gross unrealized loss in U.S. Government sponsored enterprise mortgage-backed securities of $2.5 million at March 31, 2006. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at March 31, 2006. The Company has the ability and the intention to hold these securities until their fair values recover. As such, management does not believe that there are any securities, other than those previously identified in prior periods, that are other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2006 are warranted.

    The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of March 31, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of March 31, 2006
U.S. Treasury securities	$2,483	$-	$(4)	$2,479
U.S. Government agency securities and U.S. Government
sponsored enterprise debt securities	710,450	-	(5,876)	704,574
U.S. Government sponsored enterprise mortgage-backed securities	110,897	296	(2,493)	108,700
Other mortgage-backed securities	10,826	-	(29)	10,797
Corporate debt securities	18,000	42	(248)	17,794
U.S. Government sponsored enterprise equity securities	4,648	22	-	4,670
Residual interest in securitized loans	-	1,004	-	1,004
Total investment securities available-for-sale	$857,304	$1,364	$(8,650)	$850,018

As of December 31, 2005
U.S. Treasury securities	$1,497	$-	$-	$1,497
U.S. Government agency securities and U.S. Government
sponsored enterprise debt securities	615,105	-	(4,868)	610,237
U.S. Government sponsored enterprise mortgage-backed securities	189,147	2,526	(1,758)	189,915
Other mortgage-backed securities	14,119	-	(15)	14,104
Corporate debt securities	17,998	41	(227)	17,812
U.S. Government sponsored enterprise equity securities	36,103	-	(235)	35,868
Residual interest in securitized loans	-	404	-	404
Total investment securities available-for-sale	$873,969	$2,971	$(7,103)	$869,837

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans. Loan growth continued to be strong during the first three months of 2006. Total gross loans increased $862.8 million, or 13% to $7.66 billion at March 31, 2006. Excluding the impact of the $495.1 million in gross loans acquired from Standard Bank, organic loan growth for the first quarter of 2006 amounted to $367.7 million, or an increase of 5% (22% annualized).

The growth in loans, excluding the impact of the Standard Bank acquisition, is comprised of net increases in single family loans of $92.7 million or 18%, multifamily loans of $53.3 million or 4%, commercial real estate loans of $68.0 million or 2%, construction loans of $107.7 million or 17%, and commercial business loans of $75.3 million or 12%. These increases are partially offset by net decreases in trade finance loans of $11.4 million or 5% and consumer loans, including home equity lines of credit, of $17.8 million or 9%.

    The following table sets forth the composition of the loan portfolio as of the dates indicated:
	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$648,415	8.5%	$509,151	7.5%
Residential, multifamily	1,597,442	20.8%	1,239,836	18.3%
Commercial and industrial real estate	3,512,886	45.9%	3,321,520	48.9%
Construction	767,925	10.0%	640,654	9.4%
Total real estate loans	6,526,668	85.2%	5,711,161	84.1%

Other loans:
Commercial business	718,833	9.4%	643,296	9.5%
Trade finance	219,350	2.9%	230,771	3.4%
Automobile	9,883	0.1%	8,543	0.1%
Other consumer	182,135	2.4%	200,254	2.9%
Total other loans	1,130,201	14.8%	1,082,864	15.9%
Total gross loans	7,656,869	100.0%	6,794,025	100.0%

Unearned fees, premiums and discounts, net	(4,848)		(1,070)
Allowance for loan losses	(75,493)		(68,635)
Loan receivable, net	$7,576,528		$6,724,320

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets totaled $13.8 million or 0.15% of total assets at March 31, 2006 and $30.1 million or 0.36% of total assets at December 31, 2005. Nonaccrual loans amounted to $11.0 million at March 31, 2006, compared with $24.1 million at year-end 2005. Loans totaling $5.8 million were placed on nonaccrual status during the first quarter of 2006. These additions to nonaccrual loans were offset by $8.3 million in payoffs and principal paydowns, $7.8 million in loans brought current, and one loan transferred to other real estate owned. Additions to nonaccrual loans during the first quarter of 2006 were comprised of $2.0 million in single family loans, a $437 thousand multifamily loan, $2.4 million in commercial real estate loans, a $186 thousand construction loan, a $750 thousand trade finance loan, a $7 thousand SBA loan, and a $6 thousand lease financing loan.

There were no loans past due 90 days or more but not on nonaccrual status at March 31, 2006. This compares to $5.7 million in such loans at December 31, 2005 representing four trade finance loans that were fully guaranteed by the Export-Import Bank of United States. During the first quarter of 2006, three of these loans totaling $2.2 million were paid in full through claims to the Export-Import Bank of the United States. The other loan amounting to $3.4 million was brought current during the quarter ended March 31, 2006.

Restructured loans represent loans that have had their original terms modified. There were no restructured loans as of March 31, 2006 and December 31, 2005.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at March 31, 2006 with a carrying value of $2.8 million representing an industrial park property held as collateral for a commercial real estate loan. In comparison, we had one OREO property with a carrying value of $299 thousand at December 31, 2005, representing a condominium unit that was held as partial collateral for a commercial business loan. This OREO property was sold in March 2006 resulting in a gain on sale of $88 thousand.

    The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)

Nonaccrual loans	$10,988	$24,149
Loans past due 90 days or more but not on nonaccrual	-	5,670
Total nonperforming loans	10,988	29,819

Restructured loans	-	-
Other real estate owned, net	2,786	299
Total nonperforming assets	$13,774	$30,118

Total nonperforming assets to total assets	0.15%	0.36%
Allowance for loan losses to nonperforming loans	687.05%	230.17%
Nonperforming loans to total gross loans	0.14%	0.44%

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

At March 31, 2006, we classified $11.0 million of our loans as impaired, compared with $24.1 million at December 31, 2005. Specific reserves on impaired loans amounted to $444 thousand at March 31, 2006, compared with $1.3 million at December 31, 2005. Our average recorded investment in impaired loans for the three months ended March 31, 2006 and 2005 were $11.0 million and $4.1 million, respectively. During the three months ended March 31, 2006 and 2005, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $245 thousand and $60 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $78 thousand and $12 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2006, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At March 31, 2006, the allowance for loan losses amounted to $75.5 million, or .99% of total loans, compared with $68.6 million, or 1.01% of total loans, at December 31, 2005, and $53.9 million, or 1.00% of total loans, at March 31, 2005. The $6.9 million increase in the allowance for loan losses at March 31, 2006, from year-end 2005, is comprised of $3.3 million in additional loss provisions, and $4.1 million in loss reserves acquired from Standard Bank, and $46 thousand in net recoveries recorded during the period. Additionally, we reclassified $605 thousand from the allowance for loan losses to other liabilities during the first quarter of 2006. This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance lending activities. The allowance for unfunded loan commitments and off-balance sheet credit exposures is included in accrued expenses and other liabilities and amounted to $11.7 million at March 31, 2006.

The provision for loan losses of $3.3 million for the first quarter of 2006 represents a 24% decrease from the $4.4 million in loss provisions charged during the first quarter of 2005. First quarter 2006 net recoveries amounted to $46 thousand and represent less than 0.01% of average loans outstanding for the three months ended March 31, 2006. This compares to net chargeoffs of $765 thousand or 0.01% of average loans outstanding for the same period in 2005. We continue to record loss provisions to compensate for both the sustained growth of our loan portfolio and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

    The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Allowance balance, beginning of period	$68,635	$50,884
Allowance from acquisition	4,084	-
Allowance for unfunded loan commitments
and letters of credit	(605)	(621)
Provision for loan losses	3,333	4,370
Chargeoffs:
Commercial business	-	820
Automobile	-	44
Other consumer	1	-
Total chargeoffs	1	864

Recoveries:
Residential, single family	-	20
Commercial business	45	55
Automobile	2	24
Total recoveries	47	99
Net chargeoffs	(46)	765

Allowance balance, end of period	$75,493	$53,868
Average loans outstanding	$7,078,805	$5,236,534
Total gross loans outstanding, end of period	$7,656,869	$5,391,644
Annualized net chargeoffs to average loans	0.00%	0.06%
Allowance for loan losses to total gross loans
at the end of period	0.99%	1.00%

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

Besides quantitative adjustments, the enhanced classification migration methodology also utilizes qualitative adjustments which were previously considered in conjunction with the individual loan review analysis methodology. These qualitative adjustments include, but are not limited to, credit concentrations, delinquency, non-accrual and problem loan trends, qualification of lending management and staff, and quality of the loan review system. Qualitative adjustments can either be positive or negative, and generally range from -2% to 5%. Total net qualitative adjustments for each loan pool are reflected as a percent adjustment and are calculated on top of the required allowance amount based on historical losses or minimum loss rates. By incorporating various qualitative adjustments into the migration methodology, we have essentially integrated the principles of the individual loan review analysis methodology.

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

    The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$2,249	8.5%	$1,401	7.5%
Residential, multifamily	6,192	20.8%	5,152	18.3%
Commercial and industrial real estate	22,757	45.9%	22,241	48.9%
Construction	13,363	10.0%	10,751	9.4%
Commercial business	15,333	9.4%	13,452	9.5%
Trade finance	14,747	2.9%	14,680	3.4%
Automobile	238	0.1%	205	0.1%
Other consumer	614	2.4%	753	2.9%
Total	$75,493	100.0%	$68,635	100.0%

Loss reserves on single family loans increased $848 thousand, or 61%, to $2.2 million due primarily to a 27% increase in the volume of single family loans at March 31, 2006 in comparison to year-end 2005 levels. Moreover, criticized (i.e. rated “special mention”) and classified (i.e. rated “substandard” and “doubtful”) single family loans amounted to $114 thousand and $2.9 million, respectively, at March 31, 2006. All criticized and classified single family loans at March 31, 2006 were assumed through the acquisition of Standard Bank in mid-March 2006. In comparison, there were no criticized or classified single family loans at December 31, 2005.

Loss reserves on multifamily loans increased $1.0 million, or 20%, to $6.2 million at March 31, 2006 primarily due to a 29% increase in the volume of multifamily loans at March 31, 2006 from year-end 2005 levels. Further contributing to the increase in loss allowances on multifamily loans is an increase in substandard loans to $2.8 million at March 31, 2006, compared to $2.0 million at December 31, 2005. Partially offsetting these factors is a decrease in special mention loans in this category to $2.0 million at March 31, 2006, compared to $3.7 million at year-end 2005.

Loss reserves on commercial real estate loans increased $516 thousand, or 2%, to $22.8 million at March 31, 2006 due primarily to a 6% increase in the volume of loans in this loan category relative to year-end 2005. Further contributing to the increase in loss allowances for this loan category is a $6.7 million increase in substandard commercial real estate loans, relative to year-end 2005, with the majority of the increase coming from the hotel sector and, to a much lesser degree, from the commercial retail and industrial sectors. Partially offsetting these factors is a $5.1 million decrease in commercial real estate loans rated special mention, relative to December 31, 2005, with notable decreases in the land, single purpose and commercial office sectors.

Loss reserves on construction loans increased $2.6 million, or 24%, to $13.4 million at March 31, 2006 primarily due to a 20% increase in the volume of loans in this category when compared to December 31, 2005. Furthermore, residential construction loans rated “substandard” increased to $7.6 million at March 31, 2006, compared to only $2.5 million at December 31, 2005. One substandard residential construction loan amounting to $3.4 million was inherited from the acquisition of Standard Bank in March 2006. In contrast, there were no residential construction loans rated “special mention” at March 31, 2006, representing a $5.0 million decrease from year-end 2005. There were no criticized or classified construction loans on commercial properties at March 31, 2006 and December 31, 2005. Residential construction loans represented 63% of the total construction loan portfolio at March 31, 2006, with the remaining 37% comprised of commercial construction loans.

Loss reserves on commercial business loans increased $1.9 million, or 14%, to $15.3 million at March 31, 2006 primarily due to a 12% increase in the volume of loans in this category relative to year-end 2005. Furthermore, substandard commercial business loans increased to $13.4 million at March 31, 2006, compared to $8.3 million at year-end 2005. This is partially offset by a decrease in commercial business loans rated “special mention” to $2.4 million at March 31, 2006, compared with $5.1 million at December 31, 2005.

Loss reserves on trade finance loans remained relatively flat, increasing by only $67 thousand, or less than 1%, to $14.7 million at March 31, 2006 primarily due to an increase in classified trade finance loans. Specifically, trade finance loans rated “substandard” increased to $7.7 million at March 31, 2006, from $1.3 million at December 31, 2005. Almost offsetting the entire impact of additional classified assets are the following factors: (1) a 5% decrease in the volume of loans in this category relative to year-end 2005; (2) a decrease in the historical loss rate in this loan category to 3.53% at March 31, 2006, compared to 3.75% at December 31, 2005; (3) a $2.0 million decrease in trade finance loans rated “special mention;” and (4) a $1.2 million decrease in specific allowances related to one loan.

Loss reserves on automobile loans increased $33 thousand, or 16%, to $238 thousand as of March 31, 2006, primarily reflecting the 16% increase in the volume of loans in this category at March 31, 2006 relative to December 31, 2005.

Loss reserves on consumer loans decreased $139 thousand, or 18%, to $614 thousand as of March 31, 2006, primarily due to the 8% decrease in the volume of consumer loans at March 31, 2006 relative to year-end 2005. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines.

Deposits

Deposits increased 12% to $7.02 billion at March 31, 2006, from $6.26 billion at December 31, 2005, largely due to $728.5 million in deposits acquired from Standard Bank. Deposit growth was comprised of increases in time deposits of $439.4 million or 14%, money market accounts of $142.7 million or 15%, savings accounts of $125.6 million or 38%, and noninterest-bearing demand deposits of $57.7 million or 4%. These increases were partially offset by a decrease in interest-bearing checking accounts of $284 thousand, representing less than 1%. The acquisition of Standard Bank accounted for the large increase in time deposits, with their time deposit base comprising 74% of their total deposit portfolio. Core deposits, or non-time deposit accounts, amounted to $3.44 billion at March 31, 2006, representing 49% of total deposits, with time deposits representing the remaining 51%. This is comparable to the 50% core deposit ratio at year-end 2005.

    The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2006	December 31, 2005
	(In thousands)

Demand deposits (noninterest-bearing)	$1,389,675	$1,331,992
Checking accounts (interest-bearing)	472,327	472,611
Money market accounts	1,121,378	978,678
Savings deposits	452,428	326,806
Total core deposits	3,435,808	3,110,087
Time deposits:
Less than $100,000	1,165,273	927,793
$100,000 or greater	2,422,595	2,220,707
Total time deposits	3,587,868	3,148,500
Total deposits	$7,023,676	$6,258,587

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one to three business days from the transaction date. At March 31, 2006, federal funds purchased amounted to $5.5 million, a 94% decrease from the $91.5 million balance at December 31, 2005. The decrease in federal funds purchased can be attributed to the replacement of this funding source with FHLB advances which had more attractive market rates during the first quarter of 2006. FHLB advances increased 20% to $739.0 million as of March 31, 2006, compared to $617.7 million at December 31, 2005. A large portion of outstanding FHLB advances at March 31, 2006 totaling $345.0 million represents overnight advances, compared to $280.0 million as of December 31, 2005. During the first quarter of 2006, we assumed $70.0 million in term FHLB advances from Standard Bank with original maturity terms ranging from 15 months to 10 years and fixed interest rates ranging from 4.01% to 5.71%. Additionally, during the quarter ended March 31, 2006, we entered into $50.0 million in additional term FHLB advances with 3-year maturity terms at a fixed rate of 4.66%. These advances were entered into in connection with our community reinvestment initiatives.

In addition to federal funds purchased and FHLB advances, we have outstanding securities sold under repurchase agreements totaling $325.0 million at March 31, 2006 and December 31, 2005. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The terms of these repurchase agreements range from seven to ten years. The rates are all initially floating rate for the first one to three years, ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 125 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.075% to 4.55%.

    As of March 31, 2006, long-term debt totaled $184.0 million, compared to $153.1 million at December 31, 2005. Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with our various trust preferred securities offerings. As previously mentioned, the increase in long-term debt at March 31, 2006 is due to the issuance of $30.0 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VII, a wholly-owned subsidiary of the Company. The securities have a 30-year maturity and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

During the quarter ended March 31, 2006, material changes outside the ordinary course of our business related to off-balance sheet arrangements or contractual obligations include $50.0 million in additional securities purchased under resale agreements and $30.0 million in additional junior subordinated debt.

The following table presents, as of March 31, 2006 the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations are included in the Condensed Consolidated Statement of Financial Condition. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)

Deposits	$3,399,864	$233,086	$31,567	$1,003	$3,441,248	$7,106,768
Federal funds purchased	5,501					5,501
FHLB advances	539,903	135,410	73,095	13,987	-	762,395
Securities sold under
repurchase agreements	12,368	24,735	24,735	378,004	-	439,842
Notes payable					8,833	8,833
Long-term debt obligations	12,250	24,500	24,500	383,139	-	444,389
Operating lease obligations	9,239	17,711	13,728	35,228	-	75,906
Total contractual obligations	$3,979,125	$435,442	$167,625	$811,361	$3,450,081	$8,843,634

A schedule of significant commitments at March 31, 2006 follows:

Payment Due
(In thousands)
Undisbursed loan commitments	$1,952,118
Standby letters of credit	347,227
Commercial letters of credit	40,342

Capital Resources

    Our primary source of capital is the retention of net after tax earnings. At March 31, 2006, stockholders’ equity totaled $903.5 million, a 23% increase from $734.1 million as of December 31, 2005. The increase is comprised of the following: (1) net income of $32.1 million recorded during the first three months of 2006; (2) stock compensation costs amounting to $1.9 million related to grants of restricted stock and stock options; (3) tax benefits of $3.8 million resulting from the exercise of nonqualified stock options; (4) tax benefits of $543 thousand resulting from the vesting of restricted stock; (5) net issuance of common stock totaling $2.6 million, representing 310,426 shares, pursuant to various stock plans and agreements; (6) net issuance of common stock totaling $133.9 million, representing 3,647,441 shares, in connection with the Standard Bank acquisition; and (7) issuance of common stock to Standard Bank employees totaling $105 thousand, representing 2,670 shares. These transactions were offset by (1) payments of first quarter 2006 cash dividends totaling $2.8 million, (2) an increase of $2.2 million in unrealized losses on available-for-sale securities, and (3) forfeitures of restricted stock totaling $440 thousand, representing 12,648 restricted shares cancelled during the first quarter of 2006.

    As previously mentioned, we reduced additional paid-in capital in the amount of $8.2 million, representing the remaining deferred compensation balance in the consolidated statement of stockholders’ equity as of January 1, 2006. The transaction was recorded in accordance with the transition provisions of SFAS No. 123(R) which we adopted on January 1, 2006.

    On March 15, 2006, the Company issued $30.0 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, Trust VII, a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Statement of Financial Condition. The securities issued by Trust VII have a scheduled maturity of June 15, 2036 and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis. At March 31, 2006, the interest rate on the junior subordinated debt was 6.28%. The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

    Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.” At March 31, 2006, the Bank’s Tier 1 and total capital ratios were 9.0% and 11.0%, respectively, compared to 8.8% and 11.0%, respectively, at December 31, 2005.

    The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at March 31, 2006, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.3%	11.0%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.3%	9.0%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.0%	8.7%	4.0%	5.0%

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

During the first quarter of 2006, we experienced net cash inflows from operating activities of $28.8 million, compared to net cash inflows of $33.0 million for the first quarter of 2005. Net cash inflows from operating activities for the first three months of 2006 and 2005 were primarily due to the net income earned during the period.

Net cash outflows from investing activities totaled $83.9 million and $334.5 million for the first quarter of 2006 and 2005, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities. Additionally, during the first quarter of 2006, net cash outflows from investing activities were also offset by proceeds from unsettled securities acquired from Standard Bank totaling $224 million.

We experienced net cash inflows from financing activities of $37.6 million for the first quarter of 2006, primarily due to deposit growth, net proceeds from FHLB advances and the issuance of additional junior subordinated debt partially offset by a net decrease in short-term borrowings. During the same period in 2005, growth in deposits, net proceeds from FHLB advances and a net increase in short-term borrowings largely accounted for the net cash inflows from financing activities totaling $313.5 million.

As a means of augmenting our liquidity sources, we have established federal funds lines with six correspondent banks and several master repurchase agreements with major brokerage companies. At March 31, 2006, our available borrowing capacity includes $349.5 million in federal funds line facilities, $56.2 million in repurchase arrangements, and $1.91 billion in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2006, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the three months ended March 31, 2006 and 2005, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $2.8 million and $2.6 million respectively. As of March 31, 2006, approximately $207.3 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

    Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2006 and December 31, 2005, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates (Basis Points)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
+200	2.8%	1.1%	(10.5)%	(12.5)%
+100	1.8%	0.9%	(5.0)%	(5.2)%
-100	(2.7)%	(1.6)%	1.9%	2.9%
-200	(5.5)%	(4.1)%	3.0%	3.8%

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2) The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

Our primary analytical tool to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and re-pricing characteristics of interest-rate sensitive assets and liabilities. The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model. Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves. The model also factors in projections of anticipated activity levels by Bank product line and takes into account our increased ability to control rates offered on deposit products in comparison to our ability to control rates on adjustable-rate loans tied to published indices.

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2006. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value at March 31, 2006
	(Dollars in thousands)
Assets:
Federal funds sold	$1,000						$1,000	$1,000
Weighted average rate	4.75%						4.75%

Interest-bearing deposits in other banks	$1,059						$1,059	$1,059
Weighted average rate	3.18%						3.18%

Securities purchased under resale agreements	$100,000						$100,000	$99,393
Weighted average rate	7.50%						7.50%

Investment securities available-for-sale (fixed rate)	$304,761	$116,977		$105,001	$50,000	$20,830	$597,569	$593,428
Weighted average rate	3.48%	4.28%		5.25%	5.40%	5.18%	4.17%

Investment securities available-for-sale (variable rate) (1)	$178,333	$25,885	29,171	24,922	1,424		$259,735	$256,590
Weighted average rate	4.59%	3.95%	4.12%	4.04%	5.20%		4.42%

Total gross loans	$5,334,823	$526,895	$569,000	$456,549	$420,746	$348,855	$7,656,869	$7,576,749
Weighted average rate	7.46%	5.93%	6.09%	6.00%	6.62%	6.52%	7.07%

Liabilities:
Checking accounts	$472,327						$472,327	$472,327
Weighted average rate	1.38%						1.38%

Money market accounts	$1,121,378						$1,121,378	$1,121,378
Weighted average rate	3.29%						3.29%

Savings deposits	$452,428						$452,428	$452,428
Weighted average rate	0.85%						0.85%

Time deposits	$3,367,765	$194,795	$21,583	$1,643	$1,338	$744	$3,587,868	$3,568,539
Weighted average rate	3.85%	3.98%	1.83%	3.31%	3.73%	4.26%	3.85%

Federal funds purchased	$5,500						$5,500	$5,500
Weighted average rate	4.26%						4.26%

FHLB advances (variable rate)	$345,000						$345,000	$345,000
Weighted average rate	4.96%						4.96%

FHLB term advances (fixed rate)	$246,458	$23,500	$91,000	$10,000	$10,000	$13,000	$393,958	$387,538
Weighted average rate	3.04%	4.49%	4.77%	4.27%	5.01%	4.45%	3.65%

Securities sold under repurchase agreements	$325,000						$325,000	$311,263
Weighted average rate	3.81%						3.81%

Subordinated debt	$75,000						$75,000	$72,314
Weighted average rate	5.79%						5.79%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$30,816
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$87,631						$87,631	$91,927
Weighted average rate	6.63%						6.63%
__________
(1) Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index

Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as re-pricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for deposits with no stated maturity dates. We utilize assumptions supported by documented analyses for the expected maturities of our loans and repricing of our deposits. We also rely on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from our expectations based on historical experience.

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

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams. The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005. The fair value of both the embedded derivatives and equity swap agreement amounted to $6.9 million and $3.5 million at March 31, 2006 and December 31, 2005, respectively. The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts is estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement. The significant increase in the fair value of the derivative contracts since December 31, 2005 can be attributed to a 26% rise in the index value combined with a 40% increase in the implied volatility of the HSCEI call options as of March 31, 2006, relative to year-2005.

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

ITEM 1A. RISK FACTORS

There are no material changes to our risk factors as presented in the Company’s 2005 Form 10-K under the heading “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s securities during the first quarter of 2006 are as follows:

Month Ended	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 31, 2006	--	$-	--	(2)
February 28, 2006	--	$-	--	(2)
March 31, 2006	--	$-	--	(2)
Total	--	$-	--	$7,000,000

_________
(1)	Excludes 12,648 repurchased shares totaling $440 thousand due to forfeitures of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.
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

        Dated: May 9, 2006

EAST WEST BANCORP, INC.
By: /s/ Julia Gouw
JULIA GOUW
Executive Vice President and Chief Financial Officer