Form 10-Q
period 2006-06-30
EAST WEST BANCORP INC
filed 2006-08-08
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-24939

EAST WEST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4703316
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

135 N. Los Robles Ave, 7th Floor, Pasadena, California 91101
(Address of principal executive offices) (Zip Code)

(626) 768-6000
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 60,946,788 shares of common stock as of July 31, 2006.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$137,309	$151,192
Interest-bearing deposits in other banks	663	—
Securities purchased under resale agreements	100,000	50,000
Investment securities available-for-sale, at fair value (with amortized cost of $1,371,882 in 2006 and $873,969 in 2005)	1,353,386	869,837
Loans receivable, net of allowance for loan losses of $75,847 in 2006 and $68,635 in 2005	7,793,273	6,724,320
Investment in Federal Home Loan Bank stock, at cost	48,130	45,707
Investment in Federal Reserve Bank stock, at cost	17,200	12,285
Other real estate owned, net	2,786	299
Investment in affordable housing partnerships	28,280	31,006
Premises and equipment, net	43,671	38,579
Due from customers on acceptances	8,355	6,074
Premiums on deposits acquired, net	23,884	18,853
Goodwill	244,351	143,254
Cash surrender value of life insurance policies	86,480	82,191
Accrued interest receivable and other assets	94,959	82,073
Deferred tax assets	35,564	22,586
TOTAL	$10,018,291	$8,278,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,400,048	$1,331,992
Interest-bearing	5,726,946	4,926,595
Total deposits	7,126,994	6,258,587

Federal funds purchased	104,000	91,500
Federal Home Loan Bank advances	841,918	617,682
Securities sold under repurchase agreements	725,000	325,000
Notes payable	4,646	8,833
Bank acceptances outstanding	8,355	6,074
Accrued interest payable, accrued expenses and other liabilities	85,613	83,347
Long-term debt	184,023	153,095
Total liabilities	9,080,549	7,544,118

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share)
Authorized – 200,000,000 shares
Issued – 65,785,311 shares in 2006 and 61,419,622 shares in 2005
Outstanding – 60,857,655 shares in 2006 and 56,519,438 shares in 2005	66	61
Additional paid in capital	531,132	389,004
Retained earnings	456,676	393,846
Deferred compensation	—	(8,242)
Treasury stock, at cost – 4,927,656 shares in 2006 and 4,900,184 shares in 2005	(38,840)	(37,905)
Accumulated other comprehensive loss, net of tax	(11,292)	(2,626)
Total stockholders’ equity	937,742	734,138
TOTAL	$10,018,291	$8,278,256

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$143,426	$87,334	$269,297	$166,230
Investment securities available-for-sale	12,949	5,582	22,164	10,839
Securities purchased under resale agreements	1,896	—	3,243	—
Investment in Federal Home Loan Bank stock	646	680	1,208	1,137
Investment in Federal Reserve Bank stock	218	116	402	220
Short-term investments	113	57	236	99
Total interest and dividend income	159,248	93,769	296,550	178,525

INTEREST EXPENSE
Customer deposit accounts	49,939	19,394	88,828	35,685
Federal Home Loan Bank advances	8,199	7,890	16,907	13,071
Securities sold under repurchase agreements	5,005	—	7,882	—
Long-term debt	3,253	1,465	5,914	2,485
Federal funds purchased	1,208	60	2,327	102
Total interest expense	67,604	28,809	121,858	51,343

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	91,644	64,960	174,692	127,182
PROVISION FOR LOAN LOSSES	1,333	4,500	4,666	8,870
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	90,311	60,460	170,026	118,312

NONINTEREST INCOME
Branch fees	2,890	1,692	5,429	3,285
Letters of credit fees and commissions	2,159	1,967	4,331	4,504
Ancillary loan fees	1,131	612	1,910	1,129
Net gain on sales of investment securities available-for-sale	145	1,285	1,861	1,733
Income from life insurance policies	916	819	1,812	1,563
Income from secondary market activities	189	992	373	1,184
Net gain on sale of real estate owned	—	—	88	—
Other operating income	689	597	1,205	1,066
Total noninterest income	8,119	7,964	17,009	14,464

NONINTEREST EXPENSE
Compensation and employee benefits	15,831	12,485	32,000	25,339
Occupancy and equipment expense	5,339	3,432	10,116	6,690
Deposit-related expenses	2,642	2,122	4,655	3,762
Amortization of premiums on deposits acquired	1,852	603	3,617	1,206
Amortization of investments in affordable housing partnerships	1,461	1,709	2,726	3,390
Data processing	1,028	654	1,788	1,223
Deposit insurance premiums and regulatory assessments	366	228	682	451
Other operating expenses	10,017	7,168	19,775	14,058
Total noninterest expense	38,536	28,401	75,359	56,119

INCOME BEFORE PROVISION FOR INCOME TAXES	59,894	40,023	111,676	76,657
PROVISION FOR INCOME TAXES	23,249	14,560	42,980	27,675
NET INCOME	$36,645	$25,463	$68,696	$48,982

EARNINGS PER SHARE
BASIC	$0.61	$0.49	$1.17	$0.94
DILUTED	$0.59	$0.47	$1.15	$0.91

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,270	52,338	58,538	52,291
DILUTED	61,619	53,878	59,956	53,921

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
		Additional				Other		Total
	Common	Paid In	Retained	Deferred	Treasury	Comprehensive	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Stock	Loss, Net of Tax	Income	Equity

BALANCE, DECEMBER 31, 2004	$57	$260,152	$296,175	$(5,422)	$(36,649)	$(4)		$514,309
Comprehensive income
Net income for the period			48,982				$48,982	48,982
Net unrealized loss on investment securities available-for-sale						(1,006)	(1,006)	(1,006)
Total comprehensive income							$47,976
Stock compensation costs				1,371				1,371
Tax benefit from option exercises		671						671
Issuance of 121,951 shares pursuant to various stock plans and agreements		2,348						2,348
Issuance of 93,503 shares under
Restricted Stock Plan	1	3,514		(3,515)				—
Cancellation of 19,855 shares due to forfeitures of issued restricted stock				633	(633)			—
Dividends paid on common stock			(5,259)					(5,259)
BALANCE, JUNE 30, 2005	$58	$266,685	$339,898	$(6,933)	$(37,282)	$(1,010)		$561,416

BALANCE, DECEMBER 31, 2005	$61	$389,004	$393,846	$(8,242)	$(37,905)	$(2,626)		$734,138
Comprehensive income
Net income for the period			68,696				$68,696	68,696
Net unrealized loss on investment securities available-for-sale						(8,666)	(8,666)	(8,666)
Total comprehensive income							$60,030
Elimination of deferred compensation pursuant to adoption of SFAS No. 123(R)		(8,242)		8,242				—
Stock compensation costs		2,718						2,718
Tax benefit from stock option exercises		6,945						6,945
Tax benefit from vested restricted stock		543						543
Issuance of 572,716 shares pursuant to various stock plans and agreements	1	5,279						5,280
Issuance of 3,647,440 shares pursuant to Standard Bank acquisition	4	133,845						133,849
Issuance of 2,658 shares to Standard Bank employees		105						105
Cancellation of 27,472 shares due to forfeitures of issued restricted stock		935			(935)			—
Dividends paid on common stock			(5,866)					(5,866)
BALANCE, JUNE 30, 2006	$66	$531,132	$456,676	$—	$(38,840)	$(11,292)		$937,742

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding loss on securities arising during the period, net of tax benefit of $5,493 in 2006 and $0 in 2005	$(7,587)	$(1)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $782 in 2006 and $728 in 2005	(1,079)	(1,005)
Net unrealized loss on securities, net of tax benefit of $6,275 in 2006 and $728 in 2005	$(8,666)	$(1,006)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,696	$48,982

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,720	4,804
Stock compensation cost	2,718	1,371
Deferred taxes	(7,331)	(969)
Provision for loan losses	4,666	8,870
Net gain on sales of investment securities, loans and other assets	(2,278)	(2,831)
Federal Home Loan Bank stock dividends	(1,299)	(922)
Originations of loans held for sale	(10,587)	(76,590)
Proceeds from sale of loans held for sale	10,593	77,531
Tax benefit from stock option exercises	(6,945)	671
Tax benefit from vested restricted stock	(543)	—
Net change in accrued interest receivable and other assets	(17,103)	(19,999)
Net change in accrued interest payable, accrued expenses, and other liabilities	13,053	7,523
Total adjustments	(9,336)	(541)
Net cash provided by operating activities	59,360	48,441

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(925,738)	(595,535)
Purchases of:
Securities purchased under resale agreement	(50,000)	—
Investment securities available-for-sale	(982,533)	(128,638)
Loans receivable	—	(1,988)
Federal Home Loan Bank stock	(11,823)	(13,440)
Federal Reserve Bank stock	(4,915)	(1,050)
Investments in affordable housing partnerships	—	(12)
Premises and equipment	(4,720)	(1,836)
Proceeds from unsettled securities acquired	225,616	—
Proceeds from sale of:
Investment securities available-for-sale	116,587	63,489
Loans receivable	4,526	—
Premises and equipment	41	1
Other real estate owned	387	—
Maturity of interest-bearing deposits in other banks	396	100
Repayments, maturity and redemption of investment securities available-for-sale	704,118	41,396
Redemption of Federal Home Loan Bank stock	17,837	—
Cash obtained from acquisitions, net of cash paid	98,351	—
Net cash used in investing activities	(811,870)	(637,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	139,413	561,842
Net increase in federal funds purchased	12,500	13,000
Repayment of Federal Home Loan Bank advances	(48,644,546)	(7,000)
Repayment of notes payable on affordable housing investments	(4,187)	(1,585)
Payment of debt issue cost	—	(71)
Proceeds from Federal Home Loan Bank advances	48,798,546	—
Proceeds from securities sold under repurchase agreements	400,000	—
Proceeds from issuance of long-term debt	30,000	50,000
Proceeds from issuance of common stock	1,198	1,565
Proceeds from common stock options exercised	4,081	783
Tax benefit from stock option exercises	6,945	—
Tax benefit from vested restricted stock	543	—
Dividends paid on common stock	(5,866)	(5,259)
Net cash provided by financing activities	738,627	613,275

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,883)	24,203
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	151,192	93,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,309	$117,278

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$122,767	$49,146
Income tax payments, net of refunds	35,443	29,987
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	334,495	117,305
Real estate acquired through foreclosure	2,786	—
Issuance of common stock pursuant to acquisition	133,849	—
Issuance of common stock to employees	105	—

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005
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

The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

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

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), and references existing other than temporary guidance.  Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FSP is effective for reporting periods beginning after December 15, 2005.  The adoption of this FSP did not have a material impact on the Company’s financial condition or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. It is not anticipated that adoption will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  It is not anticipated that adoption will have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense during 2006. Since we have previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to SFAS No. 123(R) relates only to issued and unvested stock option grants. The incremental stock-based compensation expense caused income before income taxes to decrease by $551 thousand and net income to decrease by $320 thousand for the quarter ended June 30, 2006. For the six months ended June 30, 2006, incremental stock-based compensation expense reduced income before income taxes by $1.1 million and reduced net income by $621 thousand. The impact of this additional expense on basic and diluted earnings per share was a reduction of $0.01 for both the three and six months ended June 30, 2006. Cash provided by operating activities decreased by $7.5 million and cash provided by financing activities increased by an identical amount for the first half of 2006 related to excess tax benefits from stock-based payment arrangements.

As required under SFAS No. 123(R), the reported net income and earnings per share for the three and six months ended June 30, 2005 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options. The pro forma amounts are as follows (amounts are reflected in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$25,463	$48,982

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	414	795

Deduct: Total stock-based employee compensation expense determined using fair value method, net of related tax effects	(1,046)	(1,713)
Net income, pro forma	$24,831	$48,064

Basic earnings per share
As reported	$0.49	$0.94
Pro forma	$0.47	$0.92

Diluted earnings per share
As reported	$0.47	$0.91
Pro forma	$0.46	$0.89

During the three and six months ended June 30, 2006, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.3 million and $2.7 million, respectively, with their related tax benefits of $530 thousand and $1.1 million, respectively. During the three and six months ended June 30, 2005, total compensation cost recognized in the consolidated statements of income related to restricted stock awards amounted to $714 thousand and $1.4 million, respectively, with their related tax benefits of $300 thousand and $576 thousand, respectively.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years.

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2006 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,209,183	$13.51
Granted	227,562	37.15
Exercised	(538,397)	7.58
Forfeited	(13,325)	27.22
Outstanding at end of period	2,885,023	$16.42

Options exercisable at June 30, 2006	2,156,746
Weighted average fair value of options granted during the period	$10.05

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $10.05 and $9.43, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected life (1)	4 years	3.5 years	4 years	3.5 years
Expected volatility (2)	27.8%	28.1%	27.8%	28.1%
Expected dividend yield	0.6%	0.6%	0.6%	0.5%
Risk-free interest rate (3)	4.8%	3.8%	4.7%	3.9%

(1)   The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)   The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

(3)   The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$5.00 to $9.99	671,865	$5.52	2.4 years	671,865	$5.52
$10.00 to $14.99	685,875	12.59	5.3 years	685,875	12.59
$15.00 to $19.99	1,005,231	16.88	3.2 years	743,231	16.88
$25.00 to $29.99	118,450	26.60	4.6 years	54,150	26.62
$30.00 to $34.99	51,228	33.94	6.1 years	750	32.92
$35.00 to $39.99	351,374	37.32	6.4 years	625	35.14
$40.00 to $44.99	1,000	42.97	5.4 years	250	42.97
$5.00 to $44.99	2,885,023	$16.42	4.0 years	2,156,746	$12.24

During the three and six months ended June 30, 2006 and 2005, activities related to stock options are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Total intrinsic value of options exercised	$7,583	$645	$16,517	$1,601
Total fair value of options vested	$41	$59	$871	$1,331

As of June 30, 2006, total unrecognized compensation cost related to stock options amounted to $3.8 million. This cost is expected to be recognized over a weighted average period of 3.4 years.

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

A summary of the activity for restricted stock as of June 30, 2006, including changes during the six months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	431,392	$30.60
Granted	142,875	36.28
Vested	(66,300)	18.21
Forfeited	(27,472)	33.65
Outstanding at end of period	480,495	$33.82

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

As of June 30, 2006, total unrecognized compensation cost related to restricted stock awards amounted to $10.8 million. This cost is expected to be recognized over a weighted average period of 3.5 years.

Employee Stock Purchase Plan

The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. Under the terms of the Purchase Plan, prior to April 2005, employees could purchase shares of the Company’s common stock at the lesser of 85% of the per-share market price at the date of grant or exercise, subject to an annual limitation of common stock valued at $25,000. In April 2005, the terms of the Purchase Plan were amended to allow the employees to purchase shares at 90% of the per-share market price at the date of exercise, maintaining the annual common stock value limitation of $25,000. As of June 30, 2006, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company’s common stock. During the six months ended June 30, 2006, 34,319 shares totaling $1.2 million were sold to employees under the Purchase Plan.

4.     BUSINESS COMBINATIONS

The Company has completed several business acquisitions that have all been accounted for using the purchase method of accounting. Accordingly all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the date of acquisition.

At the close of business on March 17, 2006, the Company completed the acquisition of Standard Bank, a federal savings bank headquartered in Monterey Park, California. The purchase price was $200.3 million which was comprised of $66.4 million in cash and 3,647,440 shares of East West Bancorp, Inc. common stock. The Company recorded total goodwill of $100.8 million and core deposit premium of $8.6 million for this transaction.

The Company completed the acquisition of United National Bank, a commercial bank headquatered in San Marino, California, at the close of business on September 6, 2005. The purchase price was $177.9 million which was comprised of $71.1 million in cash and 3,138,701 shares of East West Bancorp, Inc. common stock. The Company recorded total goodwill of $99.7 million and core deposit premium of $15.0 million for this transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for these two transactions:

	Standard	United National
	Bank	Bank
	(In thousands)
Cash and cash equivalents	$165,834	$120,221
Loans receivable	487,110	666,693
Premises and equipment	3,211	10,434
Core deposit premium	8,648	15,044
Goodwill	100,838	99,711
Other assets	239,585	146,970
Total assets acquired	1,005,226	1,059,073
Deposits	728,994	936,214
Other liabilities	75,960	16,143
Total liabilities assumed	804,954	952,357
Net assets acquired	$200,272	$106,716

The unaudited pro forma combined amounts presented below give effect to the acquisition of Standard Bank as if this transaction had been completed as of the beginning of each period. For the three and six months ended June 30, 2005, the unaudited pro forma combined amounts also include the results of operations for United National Bank as if this transaction had been completed as of the beginning of each period. The unaudited pro forma information is not necessarily indicative of the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable period presented, nor is it necessarily indicative of the results of operations in future periods.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006 (1)	2005 (3)	2006 (2)	2005 (3)
	(In thousands, except per share data)
Net interest income	$91,644	$80,183	$178,796	$157,482
Provision for loan losses	1,333	4,665	5,866	9,330
Noninterest income	8,119	9,246	6,801	16,330
Noninterest expense	38,536	35,477	77,587	70,187
Income before provision for income taxes	59,894	49,287	102,144	94,295
Provision for income taxes	23,249	18,222	38,972	34,858
Net income	$36,645	$31,065	$63,172	$59,437

EARNINGS PER SHARE
BASIC	$0.61	$0.53	$1.05	$1.01
DILUTED	$0.59	$0.51	$1.03	$0.98

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,270	59,124	60,070	59,077
DILUTED	61,619	60,664	61,488	60,707

(1)   Since the acquisition of Standard Bank was completed on March 17, 2006, there is no difference between the pro forma and actual results of operations for the three months ended June 30, 2006.

(2)   The pro forma results of operations for the six months ended June 30, 2006 includes $10.3 million in net realized losses on investment securities that were sold by Standard Bank during the first quarter of 2006. Further, the pro forma results of operations for the six months ended June 30, 2006 reflect interest expense related to junior subordinated debt amounting to $30.0 million that was issued in connection with the acquisition of Standard Bank as if this debt instrument was issued at the beginning of the period.

(3)   The pro forma results of operations for both periods in 2005 reflect additional interest expense related to $50.0 million in junior subordinated debt that was issued in connection with the acquisitions of United National Bank and Standard Bank as if these debt instruments were issued at the beginning of each period.

5.     SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

During the second quarter of 2006, the Company entered into two separate long-term transactions totaling $400.0 million involving the sale of securities under repurchase agreements. The first transaction amounting to $200.0 million has an effective date of April 25, 2006 and a maturity date of April 25, 2016. The interest rate is initially floating for the first two years from April 25, 2006 through April 25, 2008 based on the three-month Libor minus 125 basis points. Thereafter, the rate is fixed at 5.128% for the remainder of the term. As of June 30, 2006, the interest rate on this agreement is 3.85%. The counterparty has the right to call the transaction on April 25, 2008 and quarterly thereafter until maturity. The second transaction, also amounting to $200.0 million, has an effective date of June 6, 2006 and a maturity date of June 6, 2013. The interest rate is initially floating for the first six months from June 6, 2006 through December 6, 2006 based on the three-month Libor minus 255 basis points. Thereafter, the rate is fixed at 5.00% for the remainder of the term. At June 30, 2006, the interest rate on this agreement is 2.72%. The counterparty has the right to call the transaction on December 6, 2006 and quarterly thereafter until maturity.

In June 2006, the Company modified the terms of $50.0 million of its repurchase agreements in response to the increasing interest rate environment. This transaction was initially entered into by the Company in September 2005. Under the original terms of this seven-year agreement, the interest rate for the first year was based on the three-month Libor minus 100 basis points. Thereafter, the rate was fixed at 4.075% through the original maturity date of September 6, 2012. Under the modified terms, the interest rate on this agreement for the period from June 6, 2006 through December 6, 2006 is based on the three-month Libor minus 290 basis points. Thereafter, the rate is fixed at 5.00% through the extended maturity date of June 6, 2013. At June 30, 2006, the interest rate on this repurchase agreement is 2.37%. Under the terms of the modification, the counterparty has the right to call the transaction on December 6, 2006 and quarterly thereafter until maturity. The difference in the present value of the cash flows under the new terms of the debt instrument is less than 10% of the present value of the remaining cash flows under the original terms. As such, this modification of debt terms is not considered substantial, and therefore, does not constitute an extinguishment of debt in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. No gain or loss was recorded in the consolidated statements of income as a result of this debt modification.

6.     JUNIOR SUBORDINATED DEBT

On March 15, 2006, the Company issued $30.9 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VII (“Trust VII”), a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Balance Sheet. The securities issued by Trust VII have a scheduled maturity of June 15, 2036 and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis. At June 30, 2006, the interest rate on the junior subordinated debt was 6.68%. The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

7.     COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements. As of June 30, 2006, undisbursed loan commitments and commercial and standby letters of credit amounted to $2.16 billion and $365.6 million, respectively.

Guarantees – From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of June 30, 2006 and December 31, 2005, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $29.3 million and $31.6 million, respectively. The Company’s recourse reserve related to these loans totaled $67 thousand and $76 thousand as of June 30, 2006 and December 31, 2005, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of June 30, 2006 and December 31, 2005, the amount of loans sold without recourse totaled $1.08 billion and $777.6 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2006. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the

Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Regulated Investment Company – On December 31, 2003, the California Franchise Tax Board (“FTB”) announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc. (the “Fund”), a regulated investment company (“RIC”) formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or “VCI” offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

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

The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies.

8.     STOCKHOLDERS’ EQUITY

Earnings Per Share - The actual number of shares outstanding at June 30, 2006 was 60,857,655. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following table sets forth earnings per share calculations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic earnings per share	$36,645	60,270	$0.61	$25,463	52,338	$0.49

Effect of dilutive securities:
Stock options	—	1,091	(0.02)	—	1,311	(0.02)
Restricted stock	—	167		—	104	—
Stock warrants	—	91	—	—	125	—
Dilutive earnings per share	$36,645	61,619	$0.59	$25,463	53,878	$0.47

	Six Months Ended June 30,
	2006			2005
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic earnings per share	$68,696	58,538	$1.17	$48,982	52,291	$0.94

Effect of dilutive securities:
Stock options	—	1,150	(0.02)	—	1,364	(0.03)
Restricted stock	—	178	—	—	136	—
Stock warrants	—	90	—	—	130	—
Dilutive earnings per share	$68,696	59,956	$1.15	$48,982	53,921	$0.91

Quarterly Dividends – The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.05 per share which was paid May 16, 2006 to shareholders of record on May 3, 2006. Cash dividends totaling $3.0 million were paid to the Company’s shareholders during the second quarter of 2006.

9.     BUSINESS SEGMENTS

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

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies. Specifically, an adjustment was made to reallocate the credit provided for the Company’s capital to the treasury segment from the “Other” category. The adjustment resulted in an increase in the treasury segment’s pretax profit of $5.7 million and $7.1 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, this adjustment resulted in an increase in the treasury segment’s pretax profit of $12.2 million and $9.8 million, respectively.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$54,597	$66,108	$15,821	$17,537	$5,185	$159,248
Charge for funds used	(37,782)	(44,450)	(21,715)	(14,045)	—	(117,992)
Interest spread on funds used	16,815	21,658	(5,894)	3,492	5,185	41,256
Interest expense	(33,964)	(5,060)	(28,580)	—	—	(67,604)
Credit on funds provided	67,793	10,013	40,186	—	—	117,992
Interest spread on funds provided	33,829	4,953	11,606	—	—	50,388
Net interest income	$50,644	$26,611	$5,712	$3,492	$5,185	$91,644

Depreciation and amortization	$2,754	$177	$(513)	$275	$223	$2,916
Goodwill	182,545	12,170	—	48,679	957	244,351
Segment pretax profit (loss)	31,738	23,894	7,292	2,533	(5,563)	59,894
Segment assets	2,379,397	3,105,431	1,536,434	2,436,093	560,936	10,018,291

	Three Months Ended June 30, 2005
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$29,929	$43,629	$6,437	$12,856	$918	$93,769
Charge for funds used	(16,674)	(23,774)	(2,533)	(7,830)	—	(50,811)
Interest spread on funds used	13,255	19,855	3,904	5,026	918	42,958
Interest expense	(12,625)	(1,728)	(14,456)	—	—	(28,809)
Credit on funds provided	29,618	4,087	17,106	—	—	50,811
Interest spread on funds provided	16,993	2,359	2,650	—	—	22,002
Net interest income	$30,248	$22,214	$6,554	$5,026	$918	$64,960
Depreciation and amortization	$1,206	$114	$(186)	$216	$1,049	$2,399
Goodwill	32,133	2,142	—	8,569	958	43,802
Segment pretax profit (loss)	16,346	18,464	7,268	5,005	(7,060)	40,023
Segment assets	1,534,725	2,276,753	749,391	1,838,356	302,359	6,701,584

	Six Months Ended June 30, 2006
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$102,096	$125,758	$27,252	$33,946	$7,498	$296,550
Charge for funds used	(69,029)	(82,607)	(35,234)	(26,586)	—	(213,456)
Interest spread on funds used	33,067	43,151	(7,982)	7,360	7,498	83,094
Interest expense	(59,376)	(8,588)	(53,894)	—	—	(121,858)
Credit on funds provided	121,517	17,885	74,054	—	—	213,456
Interest spread on funds provided	62,141	9,297	20,160	—	—	91,598
Net interest income	$95,208	$52,448	$12,178	$7,360	$7,498	$174,692

Depreciation and amortization	$5,345	$350	$(1,081)	$620	$486	$5,720
Goodwill	182,545	12,170	—	48,679	957	244,351
Segment pretax profit (loss)	57,440	45,737	15,849	4,896	(12,246)	111,676
Segment assets	2,379,397	3,105,431	1,536,434	2,436,093	560,936	10,018,291

	Six Months Ended June 30, 2005
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$57,345	$82,097	$12,240	$24,887	$1,956	$178,525
Charge for funds used	(30,956)	(43,111)	(8,067)	(14,562)	—	(96,696)
Interest spread on funds used	26,389	38,986	4,173	10,325	1,956	81,829
Interest expense	(23,399)	(3,140)	(24,804)	—	—	(51,343)
Credit on funds provided	54,380	7,324	34,992	—	—	96,696
Interest spread on funds provided	30,981	4,184	10,188	—	—	45,353
Net interest income	$57,370	$43,170	$14,361	$10,325	$1,956	$127,182
Depreciation and amortization	$2,402	$225	$(326)	$481	$2,022	$4,804
Goodwill	32,133	2,142	—	8,569	958	43,802
Segment pretax profit (loss)	25,959	36,152	15,135	9,079	(9,668)	76,657
Segment assets	1,534,725	2,276,752	749,391	1,838,356	302,360	6,701,584

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of June 30, 2006.

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

Our significant accounting policies are described in greater detail in our 2005 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—”Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

During the second quarter of 2006, we again generated record earnings totaling $36.6 million, or $0.61 per basic share and $0.59 per diluted share, compared with $25.5 million, or $0.49 per basic share and $0.47 per diluted share, reported during the second quarter of 2005. Loan growth, operating efficiencies and solid asset quality contributed to our earnings performance for the second quarter of 2006. The annualized return on average assets during the second quarter of 2006 was 1.53%, compared with 1.55% for the same quarter in 2005. The annualized return on average equity was 15.98% during the second quarter of 2006, compared to 18.74% during the same period in 2005. The decrease in the annualized return on average equity is primarily due to additional shares issued in connection with the acquisition of Standard Bank. Based on the results of our performance in the second quarter of 2006 and expected growth for the remainder of 2006, we expect net income per diluted common share for the full year 2006 to be approximately 16% to 17% higher than in 2005. This estimate is based on a projected annualized loan growth of 15% to 17% for the remainder of 2006, annualized deposit growth of 10% to 15% for the remainder of 2006, and an increase in operating expenses of 25% to 28% for the entire year of 2006. Our earnings projection for the full year of 2006 also assumes a stable or marginally increasing interest rate environment and a net interest margin between 4.00% and 4.10%.

During the second quarter of 2006, we completed two securitization transactions involving both single family and multifamily loans. On April 21, 2006, we securitized $217.0 million in single family loans in a private label guaranteed mortgage securitization issued through East West Mortgage Securities, LLC. The underlying loans for the pass through securities issued were all jumbo single family loans originated by the Bank. We recorded $2.2 million in mortgage servicing assets as a result of this single family securitization transaction as the Bank continues to service the underlying loans. On June 26, 2006, we securitized another $117.5 million of multifamily loans through the Federal National Mortgage Association (“FNMA”) and recorded $1.5 million in related mortgage servicing assets. We retained all the resulting securities from these securitization transactions in our available-for-sale portfolio. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, both transactions were accounted for as neither sales nor financings and therefore, had no impact on our results of operations. We plan to securitize additional single family and multifamily loans in the foreseeable future for both liquidity and capital management purposes.

Also during the second quarter of 2006, we entered into two separate long-term transactions involving the sale of securities under repurchase agreements totaling $400.0 million. The repurchase agreements, each amounting to $200.0 million, have a term of ten and seven years. The first agreement is non-callable for the first two years with an interest rate based on the three-month Libor minus 125 basis points for the first two years. Thereafter, the interest rate is fixed rate at 5.128% for the remainder of the term. The second agreement is non-callable for the first six months with an interest rate based on the three-month Libor minus 255 basis points for the first six months. Thereafter, the interest rate is fixed rate at 5.00% for the remainder of the term. The counterparty to these agreements has the right to a quarterly call when the rates change from floating to fixed.

In addition to these new repurchase agreement transactions, we also modified the terms of a $50.0 million repurchase agreement in June 2006 in response to the rising interest rate environment. We initially entered into this repurchase agreement in September 2005. Since the modification terms did not meet the debt extinguishment criteria specified under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, no gain or loss was recognized in our results of operations.

Total consolidated assets at June 30, 2006 increased 21% to $10.02 billion, compared with $8.28 billion at December 31, 2005. A 16% growth in gross loans was the primary driver of this increase, rising to a record $7.87 billion at June 30, 2006. Excluding the impact of the Standard Bank acquisition and loan securitization transactions, organic loan growth was $919.4 million or 14% year to date. The loan portfolio continues to grow steadily and we estimate loan growth for the full year of 2006 to range from 15% to 17%, reflecting the core rate of growth in the Bank’s lending markets, the addition of new client relationships, and the utilization of additional lending programs and products.

Total average assets increased 46% to $9.58 billion during the second quarter of 2006, compared to $6.58 billion for the same quarter in 2005, primarily due to growth in average loans. Total average loans grew to $7.72 billion during the quarter ended June 30, 2006, an increase of 39% over the corresponding period in the prior year. The growth in average loans for the second quarter of 2006 was driven by double digit increases in all loan sectors, except for consumer loans. Total average deposits rose 48% during the second quarter of 2006 to $7.00 billion, compared to $4.72 billion for the same quarter in 2005. We experienced double-digit growth in all deposit categories during the second quarter of 2006, with the largest dollar impact coming from money market accounts, time deposits, and savings accounts.

Net interest income increased 41% to $91.6 million during the quarter ended June 30, 2006, compared with $65.0 million during the same quarter in 2005. The substantial increase in net interest income is predominantly due to significant loan growth and steady increases in interest rates by the Federal Reserve during the past year. These factors were partially offset by increases in both the volume and rates paid for time deposits and money market accounts, as well as growth in the volume of both short-term and long-term borrowings and higher rates paid on FHLB advances. Our net interest margin decreased 7 basis points to

4.08% during the second quarter of 2006, compared to 4.15% during the same period in 2005. Our margin was negatively impacted by continued competition in loan and deposit pricing as well as the impact of assets acquired from Standard Bank. Assuming a stable or marginally increasing interest rate environment during 2006, we anticipate the net interest margin for the full year of 2006 to be in the range of 4.00% to 4.10%.

Total noninterest income increased slightly to $8.1 million during the second quarter of 2006, compared with $8.0 million for the corresponding quarter in 2005. This increase is primarily comprised of higher branch-related fee income and other operating income, partially offset by a decrease in net gains on sales of available-for-sale securities and income from secondary market activities. For the full year of 2006, we anticipate our core noninterest income to be comparable to that of the prior year.

As a result of our continued expansion, total noninterest expense increased 36% to $38.5 million during the second quarter of 2006, compared with $28.4 million for the same period in 2005. This increase was largely due to increased staffing levels and an overall increase in operating costs due to the acquisitions of United National Bank in the third quarter of 2005 and Standard Bank in the first quarter of 2006. Occupancy expense also increased due to the recent relocation and expansion of our corporate offices. Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships), divided by the aggregate of net interest income before provision for loan losses and noninterest income decreased to 35% during the second quarter of 2006 compared to 36% during the same period in 2005. We believe this to be a reflection of our ability to efficiently and effectively utilize our resources and operating platform to support our continuing growth. Due to the recent acquisitions of United National Bank and Standard Bank and the overall growth of the Bank, as well as the recent relocation of our corporate headquarters, we anticipate noninterest expenses to increase by 25% to 28% for the full year of 2006, but expect our efficiency ratio to remain in the 36% to 38% range.

Total nonperforming assets amounted to $10.5 million, or 0.11% of total assets at June 30, 2006, compared with $30.1 million, or 0.36% of total assets, at December 31, 2005. The allowance for loan losses totaled $75.8 million at June 30, 2006, or 0.96% of outstanding total loans. Net chargeoffs totaled $305 thousand during the second quarter of 2006, representing an annualized 0.02% of average loans, for the quarter. This compares with $2.4 million in net chargeoffs, or an annualized 0.17% of average loans, during the same quarter in 2005. We anticipate our overall asset quality to remain sound throughout the remainder of 2006. We project that nonperforming assets will continue to be below 0.50% of total assets and that net chargeoffs will remain below an annualized 0.35% of average loans in 2006.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.41%, a total risk-based capital ratio of 11.34%, and a Tier 1 leverage ratio of 8.43% at June 30, 2006. As previously mentioned, we raised $30.0 million in additional regulatory capital through the issuance of trust preferred securities in a trust preferred offering during the first quarter of 2006. Trust preferred securities currently qualify as Tier 1 capital for regulatory purposes. The net proceeds from the trust preferred offering were used to partially fund the acquisition of Standard Bank and also to support the continued growth of the Bank.

Results of Operations

We reported second quarter 2006 net income of $36.6 million, or $0.61 per basic share and $0.59 per diluted share, compared with $25.5 million, or $0.49 per basic share and $0.47 per diluted share, reported during the second quarter of 2005. The 44% increase in net income is primarily attributable to higher net interest income and lower provision for loan losses, partially offset by higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets slightly decreased to 1.53% for the quarter ended June 30, 2006, from 1.55% for the same period in 2005. The annualized return on average stockholders’ equity also decreased to 15.98% for the second quarter of 2006, compared with 18.74% for the second quarter of 2005 primarily due to additional shares issued in connection with the Standard Bank acquisition.

Net income for the six months ended June 30, 2006 increased 40% to $68.7 million, or $1.17 per basic share and $1.15 per diluted share, compared with $49.0 million, or $0.94 per basic share and $0.91 per diluted share, reported during the same period in 2005. The increase in net income for the first six months of 2006 is largely attributable to higher net interest income and noninterest income and lower provision for loan losses, partially offset by higher operating expenses and higher provision for income taxes. Our annualized return on average total assets decreased slightly to 1.51% for the six months ended June 30, 2006, compared to 1.54% for the same period in 2005. For the first half of 2006, the annualized return on average stockholders’ equity decreased to 16.31% from 18.42% for the same period in 2005 as a result of additional shares issued in connection with the Standard Bank acquisition.

Components of Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Net interest income	$91.6	$65.0	$174.7	$127.2
Provision for loan losses	(1.3)	(4.5)	(4.7)	(8.9)
Noninterest income	8.1	8.0	17.0	14.5
Noninterest expense	(38.6)	(28.4)	(75.3)	(56.1)
Provision for income taxes	(23.2)	(14.6)	(43.0)	(27.7)
Net income	$36.6	$25.5	$68.7	$49.0

Annualized return on average total assets	1.53%	1.55%	1.51%	1.54%
Annualized return on average stockholders’ equity	15.98%	18.74%	16.31%	18.42%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the second quarter of 2006 totaled $91.6 million, a 41% increase over net interest income of $65.0 million for the same period in 2005. For the first half of 2006, net interest income increased 37% to $174.7 million, compared to $127.2 million for the first half of 2005.

Total interest and dividend income during the quarter ended June 30, 2006 increased 70% to $159.2 million, compared with $93.8 million during the same period in 2005. Correspondingly, year-to-date interest and dividend income increased 66% to $296.6 million, compared with $178.5 million during the same period in 2005. The increase in interest and dividend income during both the second quarter and first half of 2006 is attributable to the robust growth in average earning assets. Average earning assets grew $2.73 billion and $2.46 billion during the quarter and six months ended June 30, 2006, respectively. Growth in average loans was the primary driver for the growth in average earning assets for both periods. The net growth in average earning assets was largely funded by increases in time deposits, money market accounts, noninterest-bearing demand deposits, borrowings, and long-term debt.

Total interest expense during the second quarter of 2006 increased 135% to $67.6 million, compared with $28.8 million for the same period a year ago. Similarly, year-to-date interest expense through June 30, 2006 increased 137% to $121.9 million, compared with $51.3 million for the same period a year ago. The increase in interest expense during both the second quarter and first half of 2006 can be attributed to both the significant growth in average interest-bearing liabilities, predominantly time deposits, money market accounts, and securities sold under repurchase agreements, as well as higher rates paid on all categories of interest-bearing liabilities, reflecting continuing increases in interest rates and sustained pricing competition in the deposit market.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 7 basis points to 4.08% during the second quarter of 2006, compared with 4.15% during the second quarter of 2005. For the first six months of 2006, the net interest margin decreased to 4.13%, from 4.22% for the corresponding period in the prior year. The overall yield on earning assets increased 109 basis points to 7.09% in the second quarter of 2006, from 6.00% in 2005, due to several consecutive Federal Reserve interest rate increases during the past year. Similarly, the overall yield on earning assets for the first half of 2006 increased 108 basis points to 7.00%, compared with 5.92% for the same period last year.

Our funding cost on interest-bearing liabilities increased by 135 basis points to 3.73% for the three months ended June 30, 2006 from 2.38% in the prior year period. Likewise, our funding cost on interest-bearing liabilities for the six months ended June 30, 2006 increased 136 basis points to 3.56%, from 2.20% in the prior year period. The combined impact of an increasing interest rate environment and heightened competition in the deposit market were the primary drivers of our increased cost of funds during both the second quarter and first half of 2006. To help fund our loan growth, we increased our reliance on time deposits, other borrowings and long-term debt, further contributing to the overall increase in our cost of funds for the quarter and six months ended June 30, 2006.

We also continue to rely heavily on noninterest-bearing demand deposits as a funding source, with average noninterest-bearing demand deposits increasing 18% to $1.28 billion during the second quarter of 2006, compared to $1.09 billion during the same period in 2005. For the first half of 2006, average noninterest-bearing demand deposits increased 15% to $1.23 billion, compared to $1.07 billion for the corresponding period in 2005. Our overall cost of funds, which takes into account our portfolio of noninterest-bearing demand deposits, increased 123 basis points to 3.17% for the quarter ended June 30, 2006, compared to 1.94% for the same quarter in 2005. For the six months ended June 30, 2006, our overall cost of funds also increased 123 basis points to 3.02% from 1.79% for the corresponding period in 2006.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
	Average			Average
	Volume	Interest	Yield (1)	Volume	Interest	Yield (1)
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,678	$107	5.59%	$7,708	$57	2.97%
Interest bearing deposits in other banks	779	6	3.09%	—	—	—
Securities purchased under resale agreements	100,000	1,896	7.60%	—	—	—
Investment securities available-for-sale (2) (3) (4)	1,112,309	12,949	4.67%	632,105	5,582	3.54%
Loans receivable (2) (5)	7,723,615	143,426	7.45%	5,567,272	87,334	6.29%
FHLB and FRB stock	61,510	864	5.63%	65,883	796	4.85%
Total interest-earning assets	9,005,891	159,248	7.09%	6,272,968	93,769	6.00%

Noninterest-earning assets:
Cash and due from banks	129,338			99,873
Allowance for loan losses	(75,980)			(55,608)
Other assets	524,479			260,218
Total assets	$9,583,728			$6,577,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$425,440	$1,376	1.30%	$327,977	$615	0.75%
Money market accounts	1,228,093	11,085	3.62%	599,968	3,053	2.04%
Savings deposits	429,311	865	0.81%	315,704	199	0.25%
Time deposits less than $100,000	1,155,660	10,523	3.65%	803,033	4,649	2.32%
Time deposits $100,000 or greater	2,474,445	26,090	4.23%	1,579,695	10,878	2.76%
Fed funds purchased	97,314	1,208	4.98%	6,875	60	3.50%
FHLB Advances	756,206	8,199	4.35%	1,138,783	7,890	2.78%
Securities sold under repurchase agreements	527,198	5,005	3.81%	—	—	—
Long-term debt	184,023	3,253	7.09%	92,091	1,465	6.38%
Total interest-bearing liabilities	7,277,690	67,604	3.73%	4,864,126	28,809	2.38%

Noninterest-bearing liabilities:
Demand deposits	1,282,553			1,090,716
Other liabilities	106,342			79,233
Stockholders’ equity	917,143			543,376
Total liabilities and stockholders’ equity	$9,583,728			$6,577,451
Interest rate spread			3.36%			3.62%
Net interest income and net margin		$91,644	4.08%		$64,960	4.15%

(1)          Annualized.

(2)          Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $477 thousand and $234 thousand, respectively, for the three months ended June 30, 2006, and $79 thousand and $175 thousand, respectively, for the three months ended June 30, 2005.  Also includes the amortization of deferred loan fees totaling $1.9 million and $920 thousand for the three months ended June 30, 2006 and 2005, respectively.

(3)          Average balances exclude unrealized gains or losses on available-for-sale securities.

(4)          The yields are not presented on a tax-equivalent basis as the effects are not material.

(5)          Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006			2005
	Average			Average
	Volume	Interest	Yield (1)	Volume	Interest	Yield (1)
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Short-term investments	$9,238	$228	4.98%	$7,377	$99	2.71%
Interest bearing deposits in other banks	421	8	3.83%	—	—	—
Securities purchased under resale agreements	89,503	3,243	7.31%	—	—	—
Investment securities available-for-sale (2) (3) (4)	975,973	22,164	4.58%	606,182	10,839	3.61%
Loans receivable (2) (5)	7,402,991	269,297	7.34%	5,402,818	166,230	6.20%
FHLB and FRB stock	60,811	1,610	5.34%	60,178	1,357	4.55%
Total interest-earning assets	8,538,937	296,550	7.00%	6,076,555	178,525	5.92%

Noninterest-earning assets:
Cash and due from banks	135,859			100,940
Allowance for loan losses	(73,220)			(54,011)
Other assets	476,929			253,977
Total assets	$9,078,505			$6,377,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$431,926	$2,702	1.26%	$331,892	$1,248	0.76%
Money market accounts	1,128,207	18,919	3.38%	608,908	6,013	1.99%
Savings deposits	383,574	1,202	0.63%	322,899	389	0.24%
Time deposits less than $100,000	1,075,175	18,507	3.47%	786,474	8,515	2.18%
Time deposits $100,000 or greater	2,354,358	47,498	4.07%	1,548,120	19,520	2.54%
Fed funds purchased	99,651	2,327	4.71%	6,169	102	3.33%
FHLB Advances	826,130	16,907	4.13%	1,021,079	13,071	2.58%
Securities sold under repurchase agreements	426,657	7,882	3.73%	—	—	—
Long-term debt	171,208	5,914	6.97%	74,879	2,485	6.69%
Total interest-bearing liabilities	6,896,886	121,858	3.56%	4,700,420	51,343	2.20%

Noninterest-bearing liabilities:
Demand deposits	1,230,939			1,068,146
Other liabilities	108,266			77,125
Stockholders’ equity	842,414			531,770
Total liabilities and stockholders’ equity	$9,078,505			$6,377,461
Interest rate spread			3.44%			3.72%
Net interest income and net margin		$174,692	4.13%		$127,182	4.22%

(1)          Annualized.

(2)          Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $1.0 million and $540 thousand, respectively, for the six months ended June 30, 2006, and $109 thousand and $406 thousand, respectively, for the six months ended June 30, 2005. Also includes the amortization of deferred loan fees totaling $3.6 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively.

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

	Three Months Ended June 30, 2006 vs. 2005			Six Months Ended June 30, 2006 vs. 2005
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)			(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$50	$—	$50	$129	$30	$99
Interest bearing deposits in other banks	6	6	—	8	8	—
Securities purchased under resale agreements	1,896	1,896	—	3,243	3,243	—
Investment securities available-for-sale	7,367	5,192	2,175	11,325	7,850	3,475
Loans receivable	56,092	38,043	18,049	103,067	69,058	34,009
FHLB and FRB stock	68	(55)	123	253	14	239
Total interest and dividend income	$65,479	$45,082	$20,397	$118,025	$80,203	$37,822

INTEREST-BEARING LIABILITIES
Checking accounts	$761	$221	$540	$1,454	$454	$1,000
Money market accounts	8,032	4,618	3,414	12,906	7,097	5,809
Savings deposits	666	94	572	813	85	728
Time deposits less than $100,000	5,874	2,549	3,325	9,992	3,833	6,159
Time deposits $100,000 or greater	15,212	7,850	7,362	27,978	13,000	14,978
Federal funds purchased	1,148	1,112	36	2,225	2,166	59
FHLB advances	309	(3,209)	3,518	3,836	(2,857)	6,693
Securities sold under resale agreements	5,005	5,005	—	7,882	7,882	—
Long-term debt	1,788	1,609	179	3,429	3,323	106
Total interest expense	38,795	19,849	18,946	70,515	34,983	35,532
CHANGE IN NET INTEREST INCOME	$26,684	$25,233	$1,451	$47,510	$45,220	$2,290

(1)          Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $1.3 million for the second quarter of 2006, compared to $4.5 million for the same period in 2005. For the first half of 2006, the provision for loan losses totaled $4.7 million, compared to $8.9 million for the same period in 2005. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Branch fees	$2.89	$1.70	$5.43	$3.29
Letters of credit fees and commissions	2.16	1.96	4.33	4.50
Ancillary loan fees	1.13	0.61	1.91	1.13
Net gain on sales of investment securities available-for-sale	0.14	1.28	1.86	1.73
Income from life insurance policies	0.92	0.82	1.81	1.56
Income from secondary market activities	0.19	0.99	0.37	1.18
Net gain on sale of other real estate owned	—	—	0.09	—
Other operating income	0.69	0.60	1.21	1.07
Total	$8.12	$7.96	$17.01	$14.46

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

Noninterest income increased 2% to $8.1 million during the three months ended June 30, 2006 from $8.0 million for the same quarter in 2005, primarily due to higher branch fees and ancillary loan fees partially offset by decreases in net gain on sales of investment securities available-for-sale and income from secondary market activities. For the first half of 2006, noninterest income increased 18% to $17.0 million, compared to $14.5 million for the first half of 2005 predominantly due to higher branch fees and ancillary loan fees partially offset by a decrease in income from secondary market activities.

Branch fees, which represent revenues derived from branch operations, increased 71% to $2.9 million for the second quarter of 2006 from $1.7 million for the same quarter in 2005. Similarly, branch fee income for the first six months of 2006 increased 65% to $5.4 million, compared to $3.3 million for the six months ended June 30, 2005. The increase in branch-related fee income for both periods can be attributed primarily to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts.

Ancillary loan fees increased 85% to $1.1 million for the second quarter of 2006 from $612 thousand for the corresponding quarter in 2005. For the first half of 2006, ancillary loan fees increased 69% to $1.9 million, compared to $1.1 million for the first half of 2005. The increase in ancillary loan fees for both the second quarter and first six months of 2006 is predominantly due to the significant increase in loan origination volume during 2006 relative to 2005.

Income from secondary market activities decreased 81% to $189 thousand for the second quarter of 2006, compared with $992 thousand for the same period in 2005. For the first six months of 2006, income from secondary market activities decreased 68% to $373 thousand, from $1.2 million for the same period in 2005. A significant portion of the income from secondary market activities recorded during the second quarter and first half of 2005 represents a gain of $768 thousand from the sale of $51.7 million in fixed rate single family loans to a third party.

Net gain on sale of other real estate owned (“OREO”) amounted to $88 thousand during the first six months of 2006, representing the gain on sale of a condominium unit that was held as partial collateral for a commercial business loan. This gain was recorded during the first quarter of 2006. No such gains were recorded during the second quarter of 2006.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, increased 15% to $689 thousand during the second quarter of

2006, from $597 thousand recorded during the same quarter of 2005. For the first six months of 2006, other noninterest income increased 13% to $1.2 million, compared to $1.1 million for the first six months of 2005.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Compensation and employee benefits	$15.83	$12.49	$32.00	$25.34
Occupancy and equipment expense	5.34	3.43	10.12	6.69
Deposit-related expenses	2.64	2.12	4.65	3.76
Amortization of premiums on deposits acquired	1.85	0.60	3.62	1.21
Amortization of investments in affordable housing partnerships	1.46	1.71	2.73	3.39
Data processing	1.03	0.65	1.79	1.22
Deposit insurance premiums and regulatory assessments	0.37	0.23	0.68	0.45
Other operating expenses	10.02	7.17	19.77	14.06
Total	$38.54	$28.40	$75.36	$56.12

Efficiency Ratio (1)	35%	36%	36%	36%

(1)   Represents noninterest expense (excluding the amortization of intangibles and investments in afffordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 36% to $38.5 million during the second quarter of 2006, from $28.4 million for the same quarter in 2005. For the first half of 2006, noninterest expense increased 34% to $75.4 million, compared with $56.1 million during the same period in 2005.

Compensation and employee benefits expense increased 27% to $15.8 million during the second quarter of 2006, compared to $12.5 million for the same quarter last year. For the first half of 2006, compensation and employee benefits increased 26% to $32.0 million, compared with $25.3 million for the first half of 2005. The increase in compensation and employee benefits expense for both periods is primarily due to increased staffing levels related to the acquisitions of United National Bank in September 2005 and Standard Bank in March 2006. Moreover, the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense and employee benefits during both the second quarter and first six months of 2006. During the quarter and six months ended June 30, 2006, we also recorded $551 thousand and $1.1 million, respectively, in compensation expense relating to stock options as a result of adopting SFAS No. 123(R) effective January 1, 2006.

Occupancy and equipment expenses increased 56% to $5.3 million during the quarter ended June 30, 2006, compared with $3.4 million during the same period in 2005. For the first half of 2006, occupancy and equipment expenses totaled $10.1 million, a 51% increase when compared to the $6.7 million incurred during the first half of 2005. The rise in occupancy expenses can be attributed to the recent relocation and expansion of our corporate headquarters to Pasadena, California, increasing rent, common area, and depreciation expenses. Additionally, rent expense attributed to the eleven branch locations acquired from United National Bank in September 2005, the six branch locations acquired from Standard Bank in March 2006, as well as the opening of a new 99 Ranch in-store branch location during March 2006 further contributed to the increase in occupancy and equipment expense during both the second quarter and first six months of 2006.

Deposit-related expenses increased 25% to $2.6 million during the second quarter of 2006, compared to $2.1 million for the same quarter last year. For the first half of 2006, deposit-related expenses increased 24% to $4.7 million, from $3.8 million for the first half of 2005. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through subsequent account analysis charges to individual customer accounts. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts since the second quarter of 2005.

The amortization of premiums on deposits acquired increased 207% to $1.9 million during the second quarter of 2006, compared with $603 thousand for the corresponding quarter of 2005. For the first six months of 2006, the amortization of premiums on deposits acquired increased 199% to $3.6 million, compared to $1.2 million for the same period in 2005. The increase in amortization expense is due to additional deposit premiums of $15.0 million and $8.6 million recorded in connection with the acquisition of United National Bank in September 2005 and Standard Bank in March 2006, respectively. Premiums on acquired deposits are amortized over their estimated useful lives.

The amortization of investments in affordable housing partnerships decreased 15% to $1.5 million during the quarter ended June 30, 2006, from $1.7 million during the comparable quarter in 2005. For the first half of 2006, the amortization of investments in affordable housing partnerships decreased 19% to $2.7 million, compared to $3.4 million for the first half of 2005. No additional investments in affordable housing partnerships were purchased during 2005 and 2006 year-to-date. Total investments in affordable housing partnerships decreased to $28.3 million as of June 30, 2006, compared to $34.1 million as of June 30, 2005.

Data processing expenses increased 57% to $1.0 million during the second quarter of 2006, compared with $654 thousand for corresponding quarter in 2005. For the six months ended June 30, 2006, data processing expenses increased 47% to $1.8 million, from $1.2 million for the same period in 2005. The increase in data processing expenses is primarily due to increased transaction volume stemming from overall growth, both organically and through acquisitions.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses increased 40% to $10.0 million during the second quarter of 2006, from $7.2 million for the same quarter in 2005. Similarly, other operating expenses increased 41% to $19.8 million for the first half of 2005, from $14.1 million for the same period in 2005. The increase in other operating expenses is largely due to additional expenses incurred to support our continued overall expansion. Additionally, we have amplified our advertising, public relations, and marketing efforts to enhance our overall image and visibility in the community and in the industry.

Our efficiency ratio of 35% for the quarter ended June 30, 2006 represents a slight improvement over the 36% efficiency ratio for the corresponding quarter in 2005. For the first half of 2006, the efficiency ratio remained stable at 36% compared to the same period a year ago. Although the Company has experienced significant expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 60% to $23.2 million for the second quarter of 2006, compared with $14.6 million for the same quarter in 2005. For the first half of 2006, the provision for taxes totaled $43.0 million, a 55% increase from the $27.7 million income tax expense recorded for the same period a year ago. The increase in the provision for income taxes is primarily attributable to a 50% and 46% increase in pretax earnings during the second quarter and first half of 2006, respectively. The provision for income taxes for the second quarter of 2006 reflects the utilization of affordable housing tax credits totaling $1.2 million, compared to $1.5 million utilized during the second quarter of 2005. The second quarter 2006 provision reflects an effective tax rate of 38.8%, compared with 36.4% for the corresponding period in 2005. For the first six months of 2006, the effective tax rate of 38.5% reflects tax credits of $2.3 million, compared with an effective tax rate of 36.1% for the first half of 2005 reflecting tax credits of $2.9 million.

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

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies. Specifically, an adjustment was made to reallocate the credit provided for the Company’s capital to the treasury segment from the “Other” category. The adjustment resulted in an increase in the treasury segment’s pretax profit of $5.7 million and $7.1 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June

30, 2006 and 2005, this adjustment resulted in an increase in the treasury segment’s pretax profit of $12.2 million and $9.8 million, respectively. For more information about our segments, including information about the underlying accounting and reporting process, please see Note 9 to the Company’s condensed consolidated financial statements presented elsewhere herein.

Retail Banking Segment

The retail banking segment’s pre-tax income for the quarter ended June 30, 2006 increased 94% to $31.7 million, compared to $16.3 million for the corresponding quarter in 2005. For the six months ended June 30, 2006, pre-tax income for the retail banking segment increased 121% to $57.4 million, from $26.0 million for the same period in 2005. The increase in pre-tax income is largely attributable to the growth in net interest income increasing 67% to $50.6 million during the second quarter of 2006, and 66% to $95.2 million for the six months ended June 30, 2006. In comparison, net interest income totaled $30.2 million for the second quarter of 2005 and $57.4 million for the first half of 2005. The increase in net interest income is primarily due to our overall growth both organically and through acquisitions. The acquisitions of United National Bank in September 2005 and Standard Bank in March 2006 added seventeen new locations to our expanding branch network as well as several thousand new customers to our existing customer base.

Noninterest income for this segment increased $2.9 million, or 85%, to $6.4 million for the quarter ended June 30, 2006, compared to $3.4 million recorded during the same quarter in 2005. For the first half of 2006, noninterest income for the retail banking segment increased $4.8 million, or 70%, to $11.5 million, compared to $6.8 million for the same period in 2005. The increase in noninterest income for both periods is primarily due to fee income growth from loan origination and deposit gathering activities, as well as higher fees earned from alternative investment product offerings at the branches.

Noninterest expense for this segment increased 48% to $22.3 million during the second quarter of 2006, compared with $15.0 million recorded during the second quarter of 2005. For the six months ended June 30, 2006, noninterest expense increased 42% to $42.2 million, from $29.7 million for the six months ended June 30, 2005. The increase in noninterest expense for both periods is primarily due to higher compensation and employee benefits, occupancy expenses, commercial deposit related expenses, and other operating expenses. The increase in compensation and employee benefits can be attributed to higher staffing levels due to the acquisitions of United National Bank and Standard Bank, as well as the addition of relationship officers and operational personnel throughout the past year. Higher occupancy expenses are due primarily to increased expenses associated with eleven additional branch locations from United National Bank, six additional branch locations from Standard Bank, and a new in-store branch location opened in March 2006. The increase in commercial deposit related expenses can be correlated to the growth in the volume of commercial deposit accounts during the past year while the increase in other operating expenses can be attributed predominantly to the overall growth in this segment arising from recent acquisitions.

Commercial Lending Segment

The commercial lending segment’s pre-tax income increased 29% to $23.9 million during the quarter ended June 30, 2006, compared with $18.5 million for the corresponding quarter in 2005. For the first six months of 2006, pre-tax income for the commercial lending segment increased 27% to $45.7 million, from $36.2 million for the same period in 2005. The primary driver of the increase in pre-tax income for this segment is a 20% increase in net interest income to $26.6 million during the second quarter of 2006, and 22% to $52.4 million for the first half of 2006. In comparison, net interest income totaled $22.2 million for the second quarter in 2005 and $43.2 million for the first half of 2005. The increase in net interest income for both periods is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products, during the second quarter and first six months of 2006, relative to the same periods in the prior year. Specifically, the average aggregate balance of all commercial loan categories grew 42% and 41% during the second quarter and first six months of 2006, respectively, compared with the corresponding periods in 2005.

Noninterest income for this segment increased $1.8 million or 35% to $7.1 million during the second quarter of 2006, compared to the $5.2 million recorded in the corresponding quarter of 2005. For the first half of 2006, noninterest income increased $3.0 million, or 28%, to $13.8 million, from $10.8 million for the same period in 2005. The increase in noninterest income for both periods is primarily due to higher loan fees collected as a result of the growth in loan origination volume during the quarter and six months ended June 30, 2006, relative to the same periods in 2005.

Noninterest expense for this segment also increased 43% to $8.0 million during the second quarter of 2006, from $5.6 million during the same quarter last year. For the first half of 2006, noninterest expense increased 32%, to $15.5 million, from $11.8 million for the same period in 2005. The increase in noninterest expense is largely a result of higher compensation and employee benefits which increased 35% to $5.6 million during the second quarter of 2006 and 32% to $11.2 million during the first six months of 2006. The increase in compensation and employee benefits is a result of increasing staffing levels due to the acquisitions of United National Bank and Standard Bank as well as the addition of relationship officers and operational personnel to support the continuing growth of the Bank.

Treasury Segment

The treasury segment’s pre-tax income remained at $7.3 million during the second quarter of 2006 and 2005. For the first six months of 2006, pre-tax income for the treasury segment increased 5% to $15.8 million, from $15.1 million for the same period in 2005. Net interest income decreased 13% to $5.7 million during the quarter ended June 30, 2006, from $6.6 million during the same quarter in 2005. Similarly, net interest income decreased 15% to $12.2 million for the first half of 2006, from $14.4 million for the first half of 2005. The decrease in net interest income for both the second quarter and first half of 2006 is largely a result of increased market rates paid on borrowings relative to the interest earned on investment securities.

Noninterest income for this segment declined 89% to $145 thousand during the quarter ended June 30, 2006, compared to $1.3 million for the corresponding quarter in 2005. The decrease in noninterest income for the second quarter of 2006 can be attributed entirely to lower net gains on sales of investment securities. For the six months ended June 30, 2006, noninterest income for the treasury segment remained relatively flat increasing only 2% to $1.9 million, compared to $1.8 million for the first six months of 2005.

Noninterest expense increased 33% to $334 thousand during the second quarter of 2006, from $251 thousand during the same quarter in 2005. The increase in noninterest expense is primarily due to higher compensation expense resulting from increased staffing levels.

Residential Lending Segment

The residential lending segment’s pre-tax income decreased 49% to $2.5 million during the second quarter of 2006, from $5.0 million during the corresponding quarter in 2005. Similarly, pre-tax income for the first half of 2006 also declined 46% to $4.9 million, from $9.1 million for the same period in 2005. The decrease in pre-tax income is partly due to the decrease in net interest income for this segment, which declined 31% to $3.5 million during the second quarter of 2006 and 29% to $7.4 million for the first six months of 2006. In comparison, net interest income totaled $5.0 million and $10.3 million for the three and six months ended June 30, 2005, respectively. The decrease in net interest income for both periods reflects the highly competitive market environment for residential single family and multifamily loans.

Noninterest income for this segment also decreased during the second quarter of 2006 to $1.2 million, a 37% decline from total noninterest income of $1.9 million recorded during the second quarter of 2005. For the first six months of 2006, noninterest income decreased 33% to $1.9 million, compared to $2.9 million earned during the first half of 2005. The decrease in noninterest income for both the quarter and six months ended June 30, 2006 is primarily due to the increase in fees waived on single family and multifamily loan products resulting from competitive market pressures.

Noninterest expense for this segment decreased 8% to $1.4 million for the second quarter of 2006, compared to $1.5 for the corresponding quarter in 2005. For the first six months of 2006, noninterest expense declined 4% to $2.8 million, from $2.9 million for the first half of 2005. The slight decrease in noninterest expense for both the second quarter and first six months of 2006 is due to lower compensation and employee benefits relative to the same period in 2005.

Balance Sheet Analysis

Our total assets increased $1.74 billion, or 21%, to $10.02 billion, as of June 30, 2006, relative to total assets of $8.28 billion at December 31, 2005. The increase in total assets resulted primarily from increases in net loans of $1.07 billion, securities purchased under resale agreements of $50.0 million, and goodwill of $101.1 million. The increase in total assets was largely funded by increases in deposits of $868.4 million, FHLB advances of $224.2 million and securities sold under repurchase agreements of $400.0 million.

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 56% to $1.35 billion as of June 30, 2006, compared with $869.8 million at December 31, 2005. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $704.1 million and $116.6 million, respectively, during the six months ended June 30, 2006. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $981.2 million as well as funding a portion of loan originations made during the first half of 2006. We recorded net gains totaling $1.9 million on sales of available-for-sale securities during the first six months of 2006.

During the second quarter of 2006, the Company completed two securitization transactions involving both single family and multifamily loans. On April 21, 2006, the Company securitized $217.0 million in single family loans in a private label guaranteed mortgage securitization issued through East West Mortgage Securities, LLC. The underlying loans for the AAA/Aa1 pass through securities issued were all jumbo single family loans originated by the Bank. We recorded $2.2 million in mortgage servicing assets as a result of this single family securitization transaction as the Bank continues to service the underlying loans. On June 26, 2006, we securitized another $117.5 million of multifamily loans through the Federal National Mortgage Association (“FNMA”) and recorded $1.5 million in related mortgage servicing assets. We retained all the resulting securities from these securitization transactions in our available-for-sale portfolio. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, both transactions were accounted for as neither sales nor financings which had no impact on our results of operations. We plan to securitize additional single family and multifamily loans in the foreseeable future for both liquidity and capital management purposes.

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

The increase in net unrealized losses in our investment securities available-for-sale portfolio of $14.4 million for the six-month period ended June 30, 2006 is largely a result of market interest rate fluctuations. Specifically, the increase in unrealized loss was largely due to a gross unrealized loss in other mortgage-backed securities of $9.2 million, a gross unrealized loss in U.S Government sponsored enterprise debt securities of $8.2 million and a gross unrealized loss in U.S. Government sponsored enterprise mortgage-backed securities of $2.8 million at June 30, 2006. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at June 30, 2006. The Company has the ability and the intention to hold these securities until their fair values recover. As such, management does not believe that there are any securities, other than those previously identified in prior periods, that are other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2006 are warranted.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of June 30, 2006 and December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2006
U.S. Treasury securities	$2,486	$—	$(4)	$2,482
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	876,962	—	(8,233)	868,729
U.S. Government sponsored enterprise mortgage-backed securities	221,324	1,079	(2,835)	219,568
Other mortgage-backed securities	218,461	—	(9,174)	209,287
Corporate debt securities	48,001	48	(271)	47,778
U.S. Government sponsored enterprise equity securities	4,648	—	(108)	4,540
Residual interest in securitized loans	—	1,002	—	1,002
Total investment securities available-for-sale	$1,371,882	$2,129	$(20,625)	$1,353,386

As of December 31, 2005
U.S. Treasury securities	$1,497	$—	$—	$1,497
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	615,105	—	(4,868)	610,237
U.S. Government sponsored enterprise mortgage-backed securities	189,147	2,526	(1,758)	189,915
Other mortgage-backed securities	14,119	—	(15)	14,104
Corporate debt securities	17,998	41	(227)	17,812
U.S. Government sponsored enterprise equity securities	36,103	—	(235)	35,868
Residual interest in securitized loans	—	404	—	404
Total investment securities available-for-sale	$873,969	$2,971	$(7,103)	$869,837

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans. Loan growth continued to be strong during the first half of 2006. Total gross loans increased $1.08 billion, or 16% to $7.87 billion at June 30, 2006. Excluding the impact of the $495.1 million in gross loans acquired from Standard Bank and $334.5 million in loan securitizations, organic loan growth for the first half of 2006 amounted to $919.4 million, or an increase of 14% (27% annualized.)

Excluding the impact of loan securitizations as well as the Standard Bank acquisition, the growth in loans is comprised of net increases in single family loans of $193.4 million or 38%, multifamily loans of $173.6 million or 14%, commercial real estate loans of $244.3 million or 7%, construction loans of $186.1 million or 29%, commercial business loans of $129.7 million or 20% and trade finance loans of $6.6 million or 3%. These increases are partially offset by net decreases in consumer loans, including home equity lines of credit, of $14.3 million or 7%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$532,095	6.8%	$509,151	7.5%
Residential, multifamily	1,600,288	20.3%	1,239,836	18.3%
Commercial and industrial real estate	3,689,227	46.9%	3,321,520	48.9%
Construction	846,294	10.7%	640,654	9.4%
Total real estate loans	6,667,904	84.7%	5,711,161	84.1%

Other loans:
Commercial business	773,235	9.8%	643,296	9.5%
Trade finance	237,387	3.0%	230,771	3.4%
Automobile	9,913	0.1%	8,543	0.1%
Other consumer	185,592	2.4%	200,254	2.9%
Total other loans	1,206,127	15.3%	1,082,864	15.9%
Total gross loans	7,874,031	100.0%	6,794,025	100.0%

Unearned fees, premiums and discounts, net	(4,911)		(1,070)
Allowance for loan losses	(75,847)		(68,635)
Loan receivable, net	$7,793,273		$6,724,320

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets totaled $10.5 million or 0.11% of total assets at June 30, 2006 and $30.1 million or 0.36% of total assets at December 31, 2005. Nonaccrual loans amounted to $7.7 million at June 30, 2006, compared with $24.1 million at year-end 2005. Loans totaling $2.8 million were placed on nonaccrual status during the second quarter of 2006. These additions to nonaccrual loans were offset by $3.7 million in payoffs and principal paydowns, $212 thousand in gross chargeoffs, and $2.2 million in loans brought current. Additions to nonaccrual loans during the second quarter of 2006 were comprised of a $216 thousand single family loan, a $298 thousand multifamily loan, a $1.5 million commercial real estate loan, $697 thousand in commercial business loans, $183 thousand in trade finance loans, a $7 thousand Small Business Administration (“SBA”) loan, and a $3 thousand automobile loan.

There were no loans past due 90 days or more but not on nonaccrual status at June 30, 2006. This compares to $5.7 million in such loans at December 31, 2005 representing four trade finance loans that were fully guaranteed by the Export-Import Bank of United States. During the first quarter of 2006, three of these loans totaling $2.2 million were paid in full through claims to the Export-Import Bank of the United States. The other loan amounting to $3.4 million was brought current during the first quarter of 2006.

Restructured loans represent loans that have had their original terms modified. Restructured loans totaled $48 thousand as of June 30, 2006, representing four SBA loans to the same borrower. There were no restructured loans as of December 31, 2005.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at June 30, 2006 with a carrying value of $2.8 million representing an industrial property held as collateral for a commercial real estate loan. In comparison, we had one OREO property with a carrying value of $299 thousand at December 31, 2005, representing a condominium unit that was held as partial collateral for a commercial business loan. This OREO property was sold in March 2006 resulting in a gain on sale of $88 thousand.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$7,690	$24,149
Loans past due 90 days or more but not on nonaccrual	—	5,670
Total nonperforming loans	7,690	29,819

Restructured loans	48	—
Other real estate owned, net	2,786	299
Total nonperforming assets	$10,524	$30,118

Total nonperforming assets to total assets	0.11%	0.36%
Allowance for loan losses to nonperforming loans	986.31%	230.17%
Nonperforming loans to total gross loans	0.10%	0.44%

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

At June 30, 2006, we classified $7.7 million of our loans as impaired, compared with $24.1 million at December 31, 2005. There were no specific reserves on impaired loans at June 30, 2006, compared with $1.3 million at December 31, 2005. Our average recorded investment in impaired loans for the six months ended June 30, 2006 and 2005 were $8.0 million and $3.8 million, respectively. During the six months ended June 30, 2006 and 2005, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $332 thousand and $131 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $55 thousand and $19 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio. While we believe that the allowance for loan losses is adequate at June 30, 2006, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period. At June 30, 2006, the allowance for loan losses amounted to $75.8 million, or 0.96% of total loans, compared with $68.6 million, or 1.01% of total loans, at December 31, 2005, and $55.7 million, or 0.99% of total loans, at June 30, 2005. The $7.2 million increase in the allowance for loan losses at June 30, 2006, from year-end 2005, is comprised of $4.7 million in additional loss provisions and $4.1 million in loss reserves acquired from Standard Bank reduced by $259 thousand in net chargeoffs recorded during the period. Additionally, we reclassified $1.3 million from the allowance for loan losses to other liabilities during the first half of 2006. This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance lending activities. The allowance for unfunded loan commitments and off-balance sheet credit exposures is included in accrued expenses and other liabilities and amounted to $12.3 million at June 30, 2006.

The provision for loan losses of $1.3 million for the second quarter of 2006 represents a 70% decrease from the $4.5 million in loss provisions charged during the second quarter of 2005. Second quarter 2006 net chargeoffs amounted to $305 thousand and represent 0.02% of average loans outstanding for the three months ended June 30, 2006. This compares to net chargeoffs of $2.4 million or 0.17% of average loans outstanding for the same period in 2005. We continue to record loss provisions to compensate for both the sustained growth of our loan portfolio and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Allowance balance, beginning of period	$75,493	$53,868	$68,635	$50,884
Allowance from acquisition	—	—	4,084	—
Allowance for unfunded loan commitments and letters of credit	(674)	(240)	(1,279)	(861)
Provision for loan losses	1,333	4,500	4,666	8,870
Chargeoffs:
Commercial business	291	2,648	291	3,468
Automobile	45	—	45	44
Other consumer	19	—	20	—
Total chargeoffs	355	2,648	356	3,512

Recoveries:
Residential, single family	2	3	2	23
Multifamily real estate	—	75	—	75
Commercial business	48	151	93	206
Automobile	—	14	2	38
Total recoveries	50	243	97	342
Net chargeoffs	305	2,405	259	3,170

Allowance balance, end of period	$75,847	$55,723	$75,847	$55,723
Average loans outstanding	$7,723,615	$5,567,272	$7,402,991	$5,402,818
Total gross loans outstanding, end of period	$7,874,031	$5,610,593	$7,874,031	$5,610,593
Annualized net chargeoffs to average loans	0.02%	0.17%	0.01%	0.12%
Allowance for loan losses to total gross loans at the end of period	0.96%	0.99%	0.96%	0.99%

Prior to the third quarter of 2005, we utilized two primary methodologies to determine the overall adequacy of the allowance – the classification migration model and the individual loan review analysis methodology. The results from these two methodologies were compared to various ancillary analyses, including historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses to determine an overall allowance requirement amount. Largely in response to the significant growth of the Bank’s loan portfolio in the past couple of years, we refined the classification migration analysis in the third quarter of 2005 to take into consideration the increasing diversity and risk profiles of loans within the same loan categories. As a result of our enhanced approach to the classification migration analysis, management has determined that the individual loan review analysis methodology and separate historical loss analyses are no longer necessary in determining the overall adequacy of the allowance since the results of these analyses have been incorporated into the enhanced migration model.

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$2,310	6.8%	$1,401	7.5%
Residential, multifamily	6,931	20.3%	5,152	18.3%
Commercial and industrial real estate	22,016	46.9%	22,241	48.9%
Construction	13,765	10.7%	10,751	9.4%
Commercial business	15,457	9.8%	13,452	9.5%
Trade finance	14,499	3.0%	14,680	3.4%
Automobile	242	0.1%	205	0.1%
Other consumer	627	2.4%	753	2.9%
Total	$75,847	100.0%	$68,635	100.0%

Loss reserves on single family loans increased $909 thousand, or 65%, to $2.3 million due primarily to an increase in criticized (i.e. rated “special mention”) and classified (i.e. rated “substandard” and “doubtful”) single family loans at June 30, 2006 in comparison to year-end 2005 levels. Specifically, criticized and classified single family loans amounted to $1.6 million and $4.3 million, respectively, at June 30, 2006. In comparison, there were no criticized or classified single family loans at December 31, 2005.

Loss reserves on multifamily loans increased $1.8 million, or 35%, to $6.9 million at June 30, 2006 partly due to a 29% increase in the volume of multifamily loans at June 30, 2006 from year-end 2005 levels. Further contributing to the increase in loss allowances on multifamily loans is an increase in criticized and classified loans at June 30, 2006 compared to December 31, 2005. Specifically, multifamily loans rated “special mention” and “substandard” increased to $11.5 million and $4.2 million, respectively, at June 30, 2006. This compares to $3.7 million and $2.0 million in special mention and substandard multifamily loans at December 31, 2005.

Despite an 11% increase in the volume of commercial real estate loans at June 30, 2006 relative to December 31, 2005, loss reserves in this loan category decreased $225 thousand, or 1%, to $22.0 million at June 30, 2006 relative to year-end 2005. The decrease in loss reserves for this loan category is primarily due to a $21.0 million decrease in special mention commercial real estate loans to $7.9 million at June 30, 2006, compared to $28.9 million at December 31, 2005. The largest decline in special mention loans at June 30, 2006 came from two loans in the hotel sector totaling $16.8 million that have been upgraded to a pass rating. The decrease in special mentions loans is partially offset by a $3.0 million increase in substandard loans to $11.9 million as of June 30, 2006, from $8.9 million as of December 31, 2005.

Loss reserves on construction loans increased $3.0 million, or 28%, to $13.8 million at June 30, 2006 primarily due to a 32% increase in the volume of loans in this category when compared to December 31, 2005. Furthermore, residential construction loans rated “substandard” increased to $3.4 million at June 30, 2006, compared to only $2.5 million at December 31, 2005. Partially offsetting these factors is a decrease in residential construction loans rated “special mention” to $735 thousand at June 30, 2006, compared to $5.0 million at December 31, 2005. There were no criticized or classified construction loans on commercial properties at June 30, 2006 and December 31, 2005. Residential construction loans represented 67% of the total construction loan portfolio at June 30, 2006, with the remaining 33% comprised of commercial construction loans.

Loss reserves on commercial business loans increased $2.0 million, or 15%, to $15.5 million at June 30, 2006 primarily reflecting the 20% increase in the volume of loans in this category at June 30, 2006 relative to year-end 2005.

Despite a 3% increase in the volume of trade finance loans at June 30, 2006 relative to year-end 2005, loss reserves on trade finance loans decreased $181 thousand, or 1%, to $14.5 million at June 30, 2006. This can be attributed in large part to a decline in the historical loss rate in this loan category to 3.36% at June 30, 2006, compared to 3.75% at December 31, 2005. Furthermore, a $2.0 million decrease in trade finance loans rated “special mention” at June 30, 2006 relative to December 31, 2005 also contributed to the decrease in loss reserves in this loan category. Partially offsetting these factors is an increase in trade finance loans rated “substandard” to $7.2 million at June 30, 2006, from $1.3 million at December 31, 2005.

Loss reserves on automobile loans increased $37 thousand, or 18%, to $242 thousand as of June 30, 2006, primarily reflecting the 16% increase in the volume of loans in this category at June 30, 2006 relative to December 31, 2005.

Loss reserves on consumer loans decreased $126 thousand, or 17%, to $627 thousand as of June 30, 2006, partly due to the 7% decrease in the volume of consumer loans at June 30, 2006 relative to year-end 2005. Moreover, a slight improvement in loss rates on home equity lines of credit and overdraft protection lines as of June 30, 2006 compared to December 31, 2005 further contributed to the decrease in loss reserves on consumer loans. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines.

Deposits

Deposits increased 14% to $7.13 billion at June 30, 2006, from $6.26 billion at December 31, 2005, largely due to $728.5 million in deposits acquired from Standard Bank. Deposit growth was comprised of increases in time deposits of $469.1 million or 15%, money market accounts of $314.6 million or 32%, savings accounts of $92.5 million or 28%, and noninterest-bearing demand deposits of $68.1 million or 5%. These increases were partially offset by a decrease in interest-bearing checking accounts of $75.8 million or 16%. The acquisition of Standard Bank accounted for the large increase in time deposits, with their time deposit base comprising 74% of their total deposit portfolio. Core deposits, or non-time deposit accounts, amounted to $3.51 billion at June 30, 2006, representing 49% of total deposits, with time deposits representing the remaining 51%. This is comparable to the 50% core deposit ratio at year-end 2005.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	June 30,	December 31,
	2006	2005
	(In thousands)

Noninterest-bearing demand	$1,400,048	$1,331,992
Interest-bearing checking	396,842	472,611
Money market	1,293,271	978,678
Savings	419,267	326,806
Total core deposits	3,509,428	3,110,087
Time deposits:
Less than $100,000	1,141,592	927,793
$100,000 or greater	2,475,974	2,220,707
Total time deposits	3,617,566	3,148,500
Total deposits	$7,126,994	$6,258,587

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one to three business days from the transaction date. At June 30, 2006, federal funds purchased amounted to $104.0 million, a 14% increase from the $91.5 million balance at December 31, 2005. FHLB advances increased 36% to $841.9 million as of June 30, 2006, compared to $617.7 million at December 31, 2005. A large portion of outstanding FHLB advances at June 30, 2006 totaling $288.0 million represents overnight advances, compared to $280.0 million as of December 31, 2005. In January 2006, we entered into $50.0 million in term FHLB advances with 3-year maturity terms at a fixed rate of 4.66%. These advances were made in connection with our community reinvestment initiatives. During March 2006, we assumed $70.0 million in term FHLB advances from Standard Bank with original maturity terms ranging from 15 months to 10 years and fixed interest rates ranging from 4.01% to 5.71%. To help fund our robust loan origination activity, we entered into $200.0 million in additional term FHLB advances during the second quarter of 2006. These advances have two and three-year maturity terms at fixed rates ranging from 5.19% to 5.23%.

In addition to federal funds purchased and FHLB advances, we have outstanding securities sold under repurchase agreements totaling $725.0 million at June 30, 2006. This compares to $325.0 million in outstanding repurchase agreements at December 31, 2005. During the second quarter of 2006, we entered into two separate repurchase agreements totaling $400.0 million. The first transaction, amounting to $200.0 million, has an effective date of April 26, 2006 and a ten-year maturity term. This agreement is non-callable for the first two years with an interest rate based on the three-month Libor minus 125 basis points from April 25, 2006 through April 25, 2008. Thereafter, the interest rate is fixed rate at 5.128% for the remainder of the term through June 6, 2013. The second agreement, also amounting to $200.0 million, has an effective date of June 6, 2006 and a seven-year maturity term. It is non-callable for the first six months with an interest rate based on the three-month Libor minus 255 basis points from June 6, 2006 through December 6, 2006. Thereafter, the interest rate is fixed rate at 5.000% for the remainder of the term through April 25, 2016. The counterparty to these agreements has the right to a quarterly call when the rates change from floating to fixed. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these repurchase agreements consists of private label and agency mortgage-backed securities.

During the second quarter of 2006, we also modified the terms of a $50.0 million repurchase agreement that we initially entered into in September 2005 in response to the rising interest rate environment. Under the original terms of this seven-year agreement, the interest rate for the first year was based on the three-month Libor minus 100 basis points. Thereafter, the rate was fixed at 4.075% through the original maturity date of September 6, 2012. Under the modified terms, the interest rate on this instrument for the period from June 6, 2006 through December 6, 2006 is based on the three-month Libor minus 290 basis points. Thereafter, the rate is fixed at 5.00% through the extended maturity date of June 6, 2013. At June 30, 2006, the interest rate on this repurchase agreement is 2.37%. Under the terms of the modification, the counterparty has the right to call the transaction on December 6, 2006 and quarterly thereafter until maturity. The difference in the present value of the cash flows under the new terms of the debt instrument is less than 10% of the present value of the remaining cash flows under the original terms. As such, this modification of debt terms is not considered substantial, and therefore, does not constitute as debt extinguishment in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. No gain or loss was recorded in the consolidated statements of income as a result of this debt modification.

As of June 30, 2006, long-term debt totaled $184.0 million, compared to $153.1 million at December 31, 2005. Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with our various trust preferred securities offerings. The increase in long-term debt at June 30, 2006 is due to the issuance of $30.9 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VII, a wholly-owned subsidiary of the Company. The securities have a 30-year maturity and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

During the six months ended June 30, 2006, material changes outside the ordinary course of our business related to off-balance sheet arrangements or contractual obligations include $50.0 million in additional securities purchased under resale agreements, $400.0 million in additional securities sold under repurchase agreements and $30.9 million in additional junior subordinated debt.

The following table presents, as of June 30, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Condensed Consolidated Statement of Financial Condition. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	4-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$3,353,217	$326,129	$31,274	$1,054	$3,509,428	$7,221,102
Federal funds purchased	104,015	—	—	—	—	104,015
FHLB advances	525,353	333,104	16,627	8,727	—	883,811
Securities sold under repurchase agreements	26,025	52,049	52,049	824,934	—	955,057
Notes payable	—	—	—	—	4,646	4,646
Long-term debt obligations	13,243	26,486	26,486	396,383	—	462,598
Operating lease obligations	9,290	17,216	12,034	30,508	—	69,048
Total contractual obligations	$4,031,143	$754,984	$138,470	$1,261,606	$3,514,074	$9,700,277

A schedule of significant commitments at June 30, 2006 follows:

Payment Due
(In thousands)
Undisbursed loan commitments	$2,166,969
Standby letters of credit	323,648
Commercial letters of credit	41,959

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At June 30, 2006, stockholders’ equity totaled $937.7 million, a 28% increase from $734.1 million as of December 31, 2005. The increase is comprised of the following: (1) net income of $68.7 million recorded during the first six months of 2006; (2) stock compensation costs amounting to $2.7 million related to grants of restricted stock and stock options; (3) tax benefits of $6.9 million resulting from the exercise of nonqualified stock options; (4) tax benefits of $543 thousand resulting from the vesting of restricted stock; (5) net issuance of common stock totaling $5.3 million, representing 572,716 shares, pursuant to various stock plans and agreements; (6) net issuance of common stock totaling $133.9 million, representing 3,647,440 shares, in connection with the Standard Bank acquisition; and (7) issuance of common stock to Standard Bank employees totaling $105 thousand, representing 2,658 shares. These transactions were offset by (1) payments of quarterly cash dividends totaling $5.9 million; (2) an increase of $8.7 million in unrealized losses on available-for-sale securities; and (3) forfeitures of restricted stock totaling $935 thousand, representing 27,472 restricted shares cancelled during the first six months of 2006.

As previously mentioned, we reduced additional paid-in capital in the amount of $8.2 million, representing the remaining deferred compensation balance in the consolidated statement of stockholders’ equity as of January 1, 2006. The transaction was recorded in accordance with the transition provisions of SFAS No. 123(R) which we adopted on January 1, 2006.

On March 15, 2006, the Company issued $30.9 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, Trust VII, a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Statement of Financial Condition. The securities issued by Trust VII have a scheduled maturity of June 15, 2036 and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis. At June 30, 2006, the interest rate on the junior subordinated debt was 6.68%. The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.” At June 30, 2006, the Bank’s Tier 1 and total capital ratios were 9.3% and 11.3%, respectively, compared to 8.8% and 11.0%, respectively, at December 31, 2005.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at June 30, 2006 to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	11.3%	11.3%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.4%	9.3%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.4%	8.4%	4.0%	5.0%

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

During the six months ended June 30, 2006, we experienced net cash inflows from operating activities of $59.4 million, compared to net cash inflows of $48.4 million for the first six months of 2005. Net cash inflows from operating activities for the first half of 2006 and 2005 were primarily due to net income earned during the period.

Net cash outflows from investing activities totaled $811.9 million and $637.5 million for the first half of 2006 and 2005, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

We experienced net cash inflows from financing activities of $738.6 million for the six months ended June 30, 2006, primarily due to proceeds from securities sold under repurchase agreements and FHLB advances, as well as deposit growth. During the same period in 2005, deposit growth and proceeds from the issuance of junior subordinated debt largely accounted for net cash inflows from financing activities totaling $613.3 million.

As a means of augmenting our liquidity sources, we have established federal funds lines with six correspondent banks and several master repurchase agreements with major brokerage companies. At June 30, 2006, our available borrowing capacity includes $266.0 million in federal funds line facilities, $104.7 million in repurchase arrangements, and $2.18 billion in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2006, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2006 and 2005, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $5.9 million and $5.3 million respectively. As of June 30, 2006, approximately $229.2 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

Our overall strategy is to monitor the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2006 and December 31, 2005, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2006	2005	2006	2005
+200	2.7%	1.1%	(7.5)%	(12.5)%
+100	1.6%	0.9%	(3.0)%	(5.2)%
-100	(2.3)%	(1.6)%	0.3%	2.9%
-200	(5.2)%	(4.1)%	(1.1)%	3.8%

(1)          The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)          The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

Our primary analytical tool to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and re-pricing characteristics of interest-rate sensitive assets and liabilities. The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model. Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves. The model also factors in projections of anticipated activity levels by Bank product line and takes into account our increased ability to control rates offered on deposit products in comparison to our ability to control rates on adjustable-rate loans tied to the published indices.

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2006. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair Value at June 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2006
	(Dollars in thousands)
Assets:
Federal funds sold	$4,000						$4,000	$4,000
Weighted average rate	4.00%						4.00%

Interest-bearing deposits in other banks	$663						$663	$660
Weighted average rate	2.77%						2.77%

Securities purchased under resale agreements		$100,000					$100,000	$98,792
Weighted average rate		7.50%					7.50%

Investment securities available-for-sale (fixed rate)	$317,234	$165,978	$17,918	$131,368	$135,568	$20,530	$788,596	$780,457
Weighted average rate	3.65%	4.97%	5.65%	5.40%	5.78%	5.18%	4.67%

Investment securities available-for-sale (variable rate) (1)	$467,674	$47,353	43,783	14,866	10,610		$584,286	$572,929
Weighted average rate	5.48%	4.47%	4.63%	4.60%	5.78%		5.32%

Total gross loans	$5,375,109	$546,071	$629,407	$533,765	$411,125	$378,554	$7,874,031	$7,768,024
Weighted average rate	7.85%	6.10%	6.35%	6.15%	6.87%	6.57%	7.38%

Liabilities:
Checking accounts	$396,842						$396,842	$396,842
Weighted average rate	1.30%						1.30%

Money market accounts	$1,293,271						$1,293,271	$1,293,271
Weighted average rate	3.84%						3.84%

Savings deposits	$419,267						$419,267	$419,267
Weighted average rate	0.86%						0.86%

Time deposits	$3,315,307	$281,692	$17,055	$1,660	$1,034	$818	$3,617,566	$3,597,789
Weighted average rate	4.21%	4.66%	2.17%	3.63%	3.80%	4.36%	4.24%

Federal funds purchased	$104,000						$104,000	$104,000
Weighted average rate	5.27%						5.27%

FHLB advances (variable rate)	$288,000						$288,000	$288,000
Weighted average rate	5.41%						5.41%

FHLB term advances (fixed rate)	$218,418	$171,500	$141,000	$5,000	$10,000	$8,000	$553,918	$544,483
Weighted average rate	3.25%	5.22%	4.83%	4.31%	5.08%	4.45%	4.32%

Securities sold under repurchase agreements	$725,000						$725,000	$729,231
Weighted average rate	3.59%						3.59%

Subordinated debt	$75,000						$75,000	$72,900
Weighted average rate	6.29%						6.29%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$29,939
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$87,631						$87,631	$104,118
Weighted average rate	7.07%						7.07%

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

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams. The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005. The fair values of both the embedded derivatives and equity swap agreement amounted to $7.3 million and $3.5 million at June 30, 2006 and December 31, 2005, respectively. The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts is estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement. The significant increase in the fair value of the derivative contracts since December 31, 2005 can be attributed to a 27% rise in the index value combined with a 116% increase in the implied volatility of the HSCEI call options as of June 30, 2006, relative to year-end 2005.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Asset Liability and Market Risk Management.”

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls during the fiscal quarter covered by the report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes to our risk factors as presented in the Company’s 2005 Form 10-K under the heading “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s securities during the second quarter of 2006 are as follows:

			Total Number	Approximate Dollar
	Total		of Shares	Value of Shares that
	Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs
April 30, 2006	—	$—	—	(2)
May 31, 2006	—	$—	—	(2)
June 30, 2006	—	$—	—	(2)
Total	—	$—	—	$7,000,000

(1)          Excludes 14,824 shares totaling $495 thousand due to forfeitures of restricted stock awards during the second quarter of 2006 pursuant to the Company’s 1998 Stock Incentive Plan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of East West Bancorp, Inc. was held on May 25, 2006 for the purpose of (1) electing three directors to serve until the 2009 Annual Meeting and (2) ratifying the appointment of Deloitte & Touche LLP as the Company’s independent auditors. Holders of 44,180,546 of the 60,604,602 outstanding shares as of the record date voted in the annual meeting in person or by proxy.

The three directors elected to serve until the 2009 Annual Meeting are as follows: (1) John Kooken was elected with a vote 43,378,841 in favor, 0 opposed, 801,705 abstaining, and 0 broker non-votes, (2) Jack Liu was elected with a vote of 43,379,422 in favor, 0 opposed, 801,124 abstaining, and 0 broker non-votes, and (3) Keith Renken was elected with a vote of 43,936,131 in favor, 0 opposed, 244,415 abstaining, and 0 broker non-votes. Other directors whose terms of office continued after the meeting were Peggy Cherng, Julia Gouw and John Lee, whose terms will expire at the 2007 Annual Meeting, and Dominic Ng, Rudolph Estrada, and Herman Li, whose terms will expire at the 2008 Annual Meeting.

The votes to ratify Deloitte & Touche LLP as the Company’s independent auditors are as follows: 44,108,787 in favor, 14,880 opposed, 56,879 abstaining, and 0 broker non-votes.

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

Dated: August 7, 2006

EAST WEST BANCORP, INC.

By:	/s/ Julia Gouw
JULIA GOUW
Executive Vice President and Chief Financial Officer