Form 10-Q/A
period 2006-06-30
EAST WEST BANCORP INC
filed 2006-08-09
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.  All references in this amendment to this “Quarterly Report on Form 10-Q” or the “Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006” shall refer to this amendment.  Readers should note that the only change made in this amendment was to correct a clerical error that appeared on page 14 of the original filing. A correction was made to the first table in Footnote 4 of “Notes to Condensed Consolidated Financial Statements.”   Under the column heading of “United National Bank” within such table, the amounts reflected in “Deposits,” “Total liabilities assumed” and “Net assets acquired” have been amended from the previously reported amounts of $936,214, $952,357 and $106,716 (in thousands), respectively, to $865,070, $881,213 and $177,860 (in thousands), respectively.

All other information contained in the original filing remains unchanged.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for these two transactions:

	Standard	United National
	Bank	Bank
	(In thousands)
Cash and cash equivalents	$165,834	$120,221
Loans receivable	487,110	666,693
Premises and equipment	3,211	10,434
Core deposit premium	8,648	15,044
Goodwill	100,838	99,711
Other assets	239,585	146,970
Total assets acquired	1,005,226	1,059,073
Deposits	728,994	865,070
Other liabilities	75,960	16,143
Total liabilities assumed	804,954	881,213
Net assets acquired	$200,272	$177,860

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

Dated: August 9, 2006

EAST WEST BANCORP, INC.

By:	/s/ Julia Gouw
JULIA GOUW
Executive Vice President and Chief Financial Officer