Form 10-Q
period 2006-09-30
EAST WEST BANCORP INC
filed 2006-11-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 61,240,103 shares of common stock as of October 31, 2006.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings and financial condition.  The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements.  For a discussion of some of the factors that might cause such differences, see the Company’s Form 10-K under the heading “Item 1A. Risk Factors.”  The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$172,357	$151,192
Interest-bearing deposits in other banks	99	—
Securities purchased under resale agreements	100,000	50,000
Investment securities available-for-sale, at fair value (with amortized cost of $1,502,710 in 2006 and $873,969 in 2005)	1,490,112	869,837
Loans receivable, net of allowance for loan losses of $79,096 in 2006 and $68,635 in 2005	8,363,680	6,724,320
Investment in Federal Home Loan Bank stock, at cost	75,647	45,707
Investment in Federal Reserve Bank stock, at cost	17,830	12,285
Other real estate owned, net	2,884	299
Investment in affordable housing partnerships	29,725	31,006
Premises and equipment, net	43,647	38,579
Due from customers on acceptances	10,886	6,074
Premiums on deposits acquired, net	22,193	18,853
Goodwill	244,176	143,254
Cash surrender value of life insurance policies	87,325	82,191
Accrued interest receivable and other assets	113,635	82,073
Deferred tax assets	38,106	22,586
TOTAL	$10,812,302	$8,278,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,353,195	$1,331,992
Interest-bearing	5,746,481	4,926,595
Total deposits	7,099,676	6,258,587

Federal funds purchased	118,014	91,500
Federal Home Loan Bank advances	1,499,879	617,682
Securities sold under repurchase agreements	825,000	325,000
Notes payable	6,460	8,833
Bank acceptances outstanding	10,886	6,074
Accrued interest payable, accrued expenses and other liabilities	86,994	83,347
Long-term debt	184,023	153,095
Total liabilities	9,830,932	7,544,118

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share) Authorized — 200,000,000 shares Issued — 66,144,383 shares in 2006 and 61,419,622 shares in 2005 Outstanding —61,206,684 shares in 2006 and 56,519,438 shares in 2005	66	61
Additional paid in capital	539,168	389,004
Retained earnings	489,197	393,846
Deferred compensation	—	(8,242)
Treasury stock, at cost — 4,937,699 shares in 2006 and 4,900,184 shares in 2005	(39,181)	(37,905)
Accumulated other comprehensive loss, net of tax	(7,880)	(2,626)
Total stockholders’ equity	981,370	734,138
TOTAL	$10,812,302	$8,278,256

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$156,333	$98,110	$425,630	$264,340
Investment securities available-for-sale	17,860	7,181	40,024	18,020
Securities purchased under resale agreements	1,917	224	5,160	224
Investment in Federal Home Loan Bank stock	844	568	2,052	1,705
Investment in Federal Reserve Bank stock	262	126	664	346
Short-term investments	96	78	332	177
Total interest and dividend income	177,312	106,287	473,862	284,812

INTEREST EXPENSE
Customer deposit accounts	53,896	25,275	142,724	60,960
Federal Home Loan Bank advances	16,081	6,290	32,988	19,361
Securities sold under repurchase agreements	7,024	693	14,906	693
Long-term debt	3,432	1,810	9,346	4,295
Federal funds purchased	1,462	637	3,789	739
Total interest expense	81,895	34,705	203,753	86,048

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	95,417	71,582	270,109	198,764
PROVISION FOR LOAN LOSSES	3,500	4,500	8,166	13,370
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	91,917	67,082	261,943	185,394

NONINTEREST INCOME
Branch fees	2,837	1,858	8,266	5,143
Letters of credit fees and commissions	2,065	2,029	6,396	6,533
Ancillary loan fees	925	645	2,835	1,774
Net gain on sales of investment securities available-for-sale	676	1,786	2,537	3,519
Income from life insurance policies	973	873	2,785	2,436
Income from secondary market activities	123	130	496	1,314
Net gain on sale of real estate owned	—	—	88	—
Other operating income	504	506	1,673	1,572
Total noninterest income	8,103	7,827	25,076	22,291

NONINTEREST EXPENSE
Compensation and employee benefits	18,589	12,979	50,589	38,318
Occupancy and equipment expense	5,610	3,736	15,726	10,426
Deposit-related expenses	2,365	2,326	7,020	6,088
Amortization of premiums on deposits acquired	1,691	782	5,308	1,988
Amortization of investments in affordable housing partnerships	1,555	1,581	4,281	4,971
Data processing	890	717	2,678	1,940
Deposit insurance premiums and regulatory assessments	339	258	1,021	709
Other operating expenses	10,907	7,927	30,646	21,985
Total noninterest expense	41,946	30,306	117,269	86,425

INCOME BEFORE PROVISION FOR INCOME TAXES	58,074	44,603	169,750	121,260
PROVISION FOR INCOME TAXES	22,512	16,020	65,492	43,695
NET INCOME	$35,562	$28,583	$104,258	$77,565

EARNINGS PER SHARE
BASIC	$0.59	$0.54	$1.76	$1.47
DILUTED	$0.58	$0.52	$1.72	$1.43

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,536	53,261	59,204	52,615
DILUTED	61,797	54,822	60,569	54,222

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Comprehensive Income	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2005	$57	$260,152	$296,175	$(5,422)	$(36,649)	$(4)		$514,309
Comprehensive income
Net income for the period			77,565				$77,565	77,565
Net unrealized loss on investment securities available-for-sale						(3,206)	(3,206)	(3,206)
Total comprehensive income							$74,359
Stock compensation costs				2,092				2,092
Tax benefit from option exercises		1,497						1,497
Issuance of 461,625 shares pursuant to various stock plans and agreements	1	9,835		(4,150)				5,686
Issuance of 3,303 shares in lieu of Board of Director retainer fees		112						112
Cancellation of 29,966 shares due to forfeitures of issued restricted stock				957	(957)			—
Issuance of 3,138,701 shares pursuant to United National Bank acquisition	3	106,713						106,716
Dividends paid on common stock			(7,896)					(7,896)
BALANCE, SEPTEMBER 30, 2005	$61	$378,309	$365,844	$(6,523)	$(37,606)	$(3,210)		$696,875

BALANCE, JANUARY 1, 2006	$61	$389,004	$393,846	$(8,242)	$(37,905)	$(2,626)		$734,138
Comprehensive income
Net income for the period			104,258				$104,258	104,258
Net unrealized loss on investment securities available-for-sale						(5,254)	(5,254)	(5,254)
Total comprehensive income							$99,004
Elimination of deferred compensation pursuant to adoption of SFAS No. 123(R)		(8,242)		8,242				—
Stock compensation costs		4,216						4,216
Tax benefit from stock option exercises		9,896						9,896
Tax benefit from vested restricted stock		576						576
Issuance of 907,320 shares pursuant to various stock plans and agreements	1	8,441						8,442
Issuance of 3,895 shares pursuant to Director retainer Fee		156						156
Issuance of 3,647,440 shares pursuant to Standard Bank acquisition	4	133,845						133,849
Cancellation of 37,515 shares due to forfeitures of issued restricted stock		1,276			(1,276)			—
Dividends paid on common stock			(8,907)					(8,907)
BALANCE, SEPTEMBER 30, 2006	$66	$539,168	$489,197	$—	$(39,181)	$(7,880)		$981,370

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding loss on securities arising during the period, net of tax benefit of $2,739 in 2006 and $844 in 2005	$(3,783)	$(1,165)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $1,066 in 2006 and $1,478 in 2005	(1,471)	(2,041)
Net unrealized loss on securities, net of tax benefit of $3,805 in 2006 and $2,322 in 2005	$(5,254)	$(3,206)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,258	$77,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,938	7,128
Stock compensation costs	4,216	2,092
Deferred taxes	(15,354)	(4,370)
Provision for loan losses	8,166	13,370
Net gain on sales of investment securities, loans and other assets	(2,837)	(4,588)
Federal Home Loan Bank stock dividends	(1,910)	(1,537)
Originations of loans held for sale	(14,671)	(84,414)
Proceeds from sale of loans held for sale	14,697	85,385
Tax benefit from stock option exercises	(9,896)	1,497
Tax benefit from vested restricted stock	(576)	—
Net change in accrued interest receivable and other assets	(30,139)	3,269
Net change in accrued interest payable, accrued expenses, and other liabilities	13,883	8,381
Total adjustments	(26,483)	26,213
Net cash provided by operating activities	77,775	103,778

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(1,498,479)	(935,658)
Purchases of:
Securities purchased under resale agreement	(50,000)	(50,000)
Investment securities available-for-sale	(1,321,846)	(284,896)
Loans receivable	—	(1,988)
Federal Home Loan Bank stock	(40,707)	(13,440)
Federal Reserve Bank stock	(5,545)	(2,379)
Investments in affordable housing partnerships	—	(12)
Premises and equipment	(6,485)	(3,774)
Proceeds from unsettled securities acquired	225,616	—
Proceeds from sale of:
Investment securities available-for-sale	232,371	225,875
Loans receivable	5,070	—
Premises and equipment	41	3
Other real estate owned	387	—
Maturity of interest-bearing deposits in other banks	960	100
Repayments, maturity and redemption of investment securities available-for-sale	798,702	104,784
Redemption of Federal Home Loan Bank stock	19,816	15,228
Cash obtained from acquisitions, net of cash paid	98,351	49,077
Net cash used in investing activities	(1,541,748)	(897,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	112,095	742,542
Net increase in federal funds purchased	26,514	182,000
Net increase (decrease) in Federal Home Loan Bank Advances	812,000	(377,750)
Repayment of notes payable on affordable housing investments	(5,373)	(1,823)
Payment of debt issue cost	—	(80)
Proceeds from securities sold under repurchase agreements	500,000	200,000
Proceeds from issuance of long-term debt	30,000	95,000
Proceeds from common stock options exercised	5,539	1,903
Proceeds from stock warrants exercised	1,600	1,600
Proceeds from Employee Stock Purchase Plan	1,198	1,565
Tax benefit from stock option exercises	9,896	—
Tax benefit from vested restricted stock	576	—
Dividends paid on common stock	(8,907)	(7,896)
Net cash provided by financing activities	1,485,138	837,061

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,165	43,759
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	151,192	93,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,357	$136,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$200,335	$81,350
Income tax payments, net of refunds	71,188	40,157
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	334,495	117,305
Issuance of common stock pursuant to acquisition	133,849	106,716
Real estate investment financed through notes payable	3,000	—
Real estate acquired through foreclosure	2,884	—
Issuance of common stock to employees	105	618
Issuance of common stock in lieu of Board of Director retainer fees	156	112

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005
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

The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

The Company adopted the revised accounting standards for stock based compensation effective January 1, 2006.  SFAS No. 123(R) allows for two alternative transition methods.  The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date.  Accordingly, prior period amounts have not been restated.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite services are rendered on or after January 1, 2006.  The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123.  Under the transition provisions of SFAS No. 123(R), the Company has reduced additional paid in capital by $8.2 million, representing the remaining deferred compensation balance in the consolidated statement of changes in stockholders’ equity as of January 1, 2006.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  It is not anticipated that adoption will have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches.  The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.  Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands required disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years.  The provisions of SFAS No. 157 should be applied on a prospective basis.  Management is assessing the potential impact of this guidance on the Company’s financial condition and results of operations.

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

The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense during 2006.  Since we have previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to SFAS No. 123(R) relates only to issued and unvested stock option grants.  The incremental stock-based compensation expense caused income before income taxes to decrease by $399 thousand and net income to decrease by $232 thousand for the quarter ended September 30, 2006.  For the nine months ended September 30, 2006, incremental stock-based compensation expense reduced income before income taxes by $1.5 million and reduced net income by $853 thousand.  This additional expense had no impact on basic and diluted earnings per share for the third quarter of 2006, but reduced both basic and diluted earnings per share by $0.01 for the nine months ended September 30, 2006.  Cash provided by operating activities decreased by $10.5 million and cash provided by financing activities increased by an identical amount for the first nine months of 2006 related to excess tax benefits from stock-based payment arrangements.

Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 to account for its stock based awards. The reported net income and earnings per share for the three and nine months ended September 30, 2005 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options as required under SFAS No. 123(R).  The pro forma amounts are as follows (amounts are reflected in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$28,583	$77,565

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	418	1,214

Deduct: Total stock-based employee compensation expense determined using fair value method, net of related tax effects	(1,051)	(2,411)
Net income, pro forma	$27,950	$76,368

Basic earnings per share
As reported	$0.54	$1.47
Pro forma	$0.52	$1.45

Diluted earnings per share
As reported	$0.52	$1.43
Pro forma	$0.51	$1.41

During the three and nine months ended September 30, 2006, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.5 million and $4.2 million, respectively, with their related tax benefits of $632 thousand and $1.8 million, respectively.

During the three and nine months ended September 30, 2005, total compensation cost recognized in the consolidated statements of income related to restricted stock awards amounted to $721 thousand and $2.1 million, respectively, with their related tax benefits of $303 thousand and $879 thousand, respectively.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors.  Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years.

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2006 is presented below:

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	(In thousands)
Outstanding at beginning of period	3,209,183	$13.51
Granted	246,307	37.39
Exercised	(750,343)	7.38
Forfeited	(14,725)	26.78
Outstanding at end of period	2,690,422	$17.33	$46,627
Options exercisable at September 30, 2006	2,159,175		$28,631
Weighted average fair value of options granted during the period	$10.12

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $10.12 and $9.32, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life (1)	4 years	3.5 years	4 years	3.5 years
Expected volatility (2)	26.5%	28.3%	27.7%	28.1%
Expected dividend yield	0.5%	0.6%	0.6%	0.5%
Risk-free interest rate (3)	4.6%	4.1%	4.7%	4.0%

(1)          The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)          The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

(3)          The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$5.00 to $9.99	499,069	$5.64	2.2 years	499,069	$5.64
$10.00 to $14.99	656,725	12.60	5.0 years	656,725	12.60
$15.00 to $19.99	997,806	16.88	3.0 years	946,856	16.89
$25.00 to $29.99	114,475	26.61	4.4 years	51,025	26.63
$30.00 to $34.99	51,228	33.94	5.9 years	4,000	33.62
$35.00 to $39.99	352,374	37.32	6.1 years	1,250	35.14
$40.00 to $44.99	18,745	40.48	6.8 years	250	42.97
$5.00 to $44.99	2,690,422	$17.33	3.89 years	2,159,175	$13.26

During the three and nine months ended September 30, 2006 and 2005, activities related to stock options are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)

Total intrinsic value of options exercised	$7,025	$1,964	$23,542	$3,565
Total fair value of options vested	$935	$1,107	$1,806	$2,438

As of September 30, 2006, total unrecognized compensation cost related to stock options amounted to $3.6 million.  This cost is expected to be recognized over a weighted average period of 3.5 years.

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

A summary of the activity for restricted stock as of September 30, 2006, including changes during the nine months then ended, is presented below:

		Weighted
		Average
	Shares	Fair Value
Outstanding at beginning of period	431,392	$30.60
Granted	166,106	36.77
Vested	(71,570)	18.24
Forfeited	(37,515)	33.72
Outstanding at end of period	488,413	$34.26

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

As of September 30, 2006, total unrecognized compensation cost related to restricted stock awards amounted to $10.3 million.  This cost is expected to be recognized over a weighted average period of 3.2 years.

Employee Stock Purchase Plan

The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount.  Under the terms of the Purchase Plan, prior to April 2005, employees could purchase shares of the Company’s common stock at the lesser of 85% of the per-share market price at the date of grant or exercise, subject to an annual limitation of common stock valued at $25,000.  In April 2005, the terms of the Purchase Plan were amended to allow the employees to purchase shares at 90% of the per-share market price at the date of exercise, maintaining the annual common stock value limitation of $25,000.  As of September 30, 2006, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company’s common stock.  During the nine months ended September 30, 2006, 34,319 shares totaling $1.2 million were sold to employees under the Purchase Plan.

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

The Company completed the acquisition of United National Bank, a commercial bank headquatered in San Marino, California, at the close of business on September 6, 2005.  The purchase price was $177.9 million which was comprised of $71.1 million in cash and 3,138,701 shares of East West Bancorp, Inc. common stock.  The Company recorded total goodwill of $99.6 million and core deposit premium of $15.0 million for this transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for these two transactions:

	Standard Bank	United National Bank
	(In thousands)
Cash and cash equivalents	$165,834	$120,221
Loans receivable	487,110	666,693
Premises and equipment	3,211	10,434
Core deposit premium	8,648	15,044
Goodwill	100,838	99,635
Other assets	239,585	146,966
Total assets acquired	1,005,226	1,058,993
Deposits	728,994	865,070
Other liabilities	75,960	16,063
Total liabilities assumed	804,954	881,133
Net assets acquired	$200,272	$177,860

The unaudited pro forma combined amounts presented below give effect to the acquisition of Standard Bank as if this transaction had been completed as of the beginning of each period.  For the three and nine months ended September 30, 2005, the unaudited pro forma combined amounts also include the results of operations for United National Bank as if this transaction had been completed as of the beginning of each period. The unaudited pro forma information is not necessarily indicative of the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable period presented, nor is it necessarily indicative of the results of operations in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005 (3)	2006 (2)	2005 (3)
	(In thousands, except per share data)
Net interest income	$95,417	$84,314	$274,213	$241,796
Provision for loan losses	(3,500)	(8,450)	(9,366)	(17,780)
Noninterest income	8,103	8,430	14,868	24,760
Noninterest expense	(41,946)	(37,385)	(119,497)	(107,572)
Income before provision for income taxes	58,074	46,909	160,218	141,204
Provision for income taxes	(22,512)	(17,331)	(61,484)	(52,189)
Net income	$35,562	$29,578	$98,734	$89,015

EARNINGS PER SHARE
BASIC	$0.59	$0.50	$1.64	$1.51
DILUTED	$0.58	$0.49	$1.60	$1.47

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,536	59,228	60,219	59,125
DILUTED	61,797	60,789	61,584	60,732

(1) Since the acquisition of Standard Bank was completed on March 17, 2006, there is no difference between the pro forma and actual results of operations for the three months ended September 30, 2006.

(2) The pro forma results of operations for the nine months ended September 30, 2006 includes $10.3 million in net realized losses on investment securities that were sold by Standard Bank during the first quarter of 2006.  Further, the pro forma results of operations for the nine months ended September 30, 2006 reflect interest expense related to junior subordinated debt amounting to $30.0 million that was issued in connection with the acquisition of Standard Bank as if this debt instrument was issued at the beginning of the period.

(3) The pro forma results of operations for both periods in 2005 reflect additional interest expense related to $50.0 million in junior subordinated debt that was issued in connection with the acquisitions of United National Bank and Standard Bank as if these debt instruments were issued at the beginning of each period.

5.              SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

During 2006, the Company has entered into three separate long-term transactions totaling $500.0 million involving the sale of securities under repurchase agreements.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

The first transaction, amounting to $200.0 million, has an effective date of April 25, 2006 and a maturity date of April 25, 2016.  The interest rate is initially floating for the first two years from April 25, 2006 through April 25, 2008 based on the three-month Libor minus 125 basis points.  Thereafter, the rate is fixed at 5.128% for the remainder of the term.  As of September 30, 2006, the interest rate on this agreement is 4.235%.  The counterparty has the right to call the transaction on April 25, 2008 and quarterly thereafter until maturity.

The second transaction, also amounting to $200.0 million, has an effective date of June 6, 2006 and a maturity date of June 6, 2013.  The interest rate is initially floating for the first six months from June 6, 2006 through December 6, 2006 based on the three-month Libor minus 255 basis points.  Thereafter, the rate is fixed at 5.00% for the remainder of the term.  At September 30, 2006, the interest rate on this agreement is 2.84%.  The counterparty has the right to call the transaction on December 6, 2006 and quarterly thereafter until maturity.

The third transaction, amounting to $100.0 million, has an effective date of September 7, 2006 and a maturity date of September 7, 2016.  The interest rate is initially floating for the first nine months from September 7, 2006 through June 7, 2007 based on the three-month Libor minus 340 basis points. Thereafter, the rate is fixed at 4.7775% for the remainder of the term.  At September 30, 2006, the interest rate on this agreement is 1.99%.  The counterparty has the right to call the transaction on June 7, 2007 and quarterly thereafter until maturity.

In June 2006, the Company modified the terms of $50.0 million of its repurchase agreements in response to the increasing interest rate environment.  This transaction was initially entered into by the Company in September 2005.  Under the original terms of this seven-year agreement, the interest rate for the first year was based on the three-month Libor minus 100 basis points.  Thereafter, the rate was fixed at 4.075% through the original maturity date of September 6, 2012.  Under the modified terms, the interest rate on this agreement for the period from June 6, 2006 through December 6, 2006 is based on the three-month Libor minus 290 basis points.  Thereafter, the rate is fixed at 5.00% through the extended maturity date of June 6, 2013.  At September 30, 2006, the interest rate on this repurchase agreement is 2.49%.  Under the terms of the modification, the counterparty has the right to call the transaction on December 6, 2006 and quarterly thereafter until maturity.  The difference in the present value of the cash flows under the new terms of the debt instrument is less than 10% of the present value of the remaining cash flows under the original terms.  As such, this modification of debt terms is not considered substantial, and therefore, does not constitute extinguishment of debt in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  No gain or loss was recorded in the consolidated statements of income as a result of this debt modification.

6.              JUNIOR SUBORDINATED DEBT

On March 15, 2006, the Company issued $30.9 million in junior subordinated debt securities through a pooled trust preferred offering.  Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VII (“Trust VII”), a wholly-owned subsidiary of the Company.  The proceeds from the debt securities are loaned by Trust VII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Balance Sheet.  The securities issued by Trust VII have a scheduled maturity of June 15, 2036 and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis.  At September 30, 2006, the interest rate on the junior subordinated debt was 6.74%.  The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

7.              COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim consolidated financial statements.  As of September 30, 2006, undisbursed loan commitments and commercial and standby letters of credit amounted to $2.25 billion and $449.0 million, respectively.

Guarantees – From time to time, the Company sells loans with recourse in the ordinary course of business.  For loans that have been sold with recourse, the recourse component is considered a guarantee.  When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of September 30, 2006 and December 31, 2005, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $27.9 million and $31.6 million, respectively.  The Company’s recourse reserve related to these loans totaled $61 thousand and $76 thousand as of September 30, 2006 and December 31, 2005, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the sale of the loan.  When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of September 30, 2006 and December 31, 2005, the amount of loans sold without recourse totaled $1.05 billion and $777.6 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2006.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

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

8.              STOCKHOLDERS’ EQUITY

Earnings Per Share - The actual number of shares outstanding at September 30, 2006 was 61,206,684.  Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following table sets forth earnings per share calculations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006			2005
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic earnings per share	$35,562	60,536	$0.59	$28,583	53,261	$0.54
Effect of dilutive securities:
Stock options	—	995	(0.01)	—	1,312	(0.02)
Restricted stock	—	190		—	135	—
Stock warrants	—	76	—	—	114	—
Dilutive earnings per share	$35,562	61,797	$0.58	$28,583	54,822	$0.52

	Nine Months Ended September 30,
	2006			2005
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic earnings per share	$104,258	59,204	$1.76	$77,565	52,615	$1.47
Effect of dilutive securities:
Stock options	—	1,098	(0.04)	—	1,346	(0.04)
Restricted stock	—	182	—	—	136	—
Stock warrants	—	85	—	—	125	—
Dilutive earnings per share	$104,258	60,569	$1.72	$77,565	54,222	$1.43

Quarterly Dividends – The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.05 per share which was paid on August 23, 2006 to shareholders of record on August 9, 2006.  Cash dividends totaling $3.0 million were paid to the Company’s shareholders during the third quarter of 2006.

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

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.  Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.  Specifically, an adjustment was made to reallocate the credit provided for the Company’s capital to the treasury segment from the “Other” category.  The adjustment resulted in an increase in the treasury segment’s pretax profit of $6.6 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006 and 2005, this adjustment resulted in an increase in the treasury segment’s pretax profit of $18.7 million and $11.7 million, respectively.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$61,692	$73,564	$20,980	$19,462	$1,614	$177,312
Charge for funds used	(44,467)	(51,125)	(21,974)	(15,868)	—	(133,434)
Interest spread on funds used	17,225	22,439	(994)	3,594	1,614	43,878
Interest expense	(37,779)	(5,837)	(35,412)	—	(2,867)	(81,895)
Credit on funds provided	72,083	10,699	50,652	—	—	133,434
Interest spread on funds provided	34,304	4,862	15,240	—	(2,867)	51,539
Net interest income	$51,529	$27,301	$14,246	$3,594	$(1,253)	$95,417

Depreciation and amortization	$2,596	$174	$(1,228)	$(76)	$752	$2,218
Goodwill	182,488	12,166	—	48,663	859	244,176
Segment pretax profit (loss)	28,997	22,232	11,484	1,806	(6,445)	58,074
Segment assets	2,468,924	3,421,399	1,611,488	2,609,012	701,479	10,812,302

	Three Months Ended September 30, 2005
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$35,116	$47,619	$8,176	$14,153	$1,223	$106,287
Charge for funds used	(20,913)	(27,429)	(8,648)	(9,012)	—	(66,002)
Interest spread on funds used	14,203	20,190	(472)	5,141	1,223	40,285
Interest expense	(16,498)	(2,366)	(15,841)	—	—	(34,705)
Credit on funds provided	38,556	5,482	21,964	—	—	66,002
Interest spread on funds provided	22,058	3,116	6,123	—	—	31,297
Net interest income	$36,261	$23,306	$5,651	$5,141	$1,223	$71,582
Depreciation and amortization	$1,457	$119	$(458)	$239	$967	$2,324
Goodwill	107,649	7,177	—	28,706	958	144,490
Segment pretax profit (loss)	16,729	19,699	6,956	3,076	(1,857)	44,603
Segment assets	1,711,258	2,401,139	833,954	2,555,291	436,736	7,938,378

	Nine Months Ended September 30, 2006
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$163,789	$199,322	$48,232	$53,408	$9,111	$473,862
Charge for funds used	(113,496)	(133,732)	(57,208)	(42,454)	—	(346,890)
Interest spread on funds used	50,293	65,590	(8,976)	10,954	9,111	126,972
Interest expense	(97,155)	(14,425)	(89,305)	—	(2,868)	(203,753)
Credit on funds provided	193,600	28,585	124,705	—	—	346,890
Interest spread on funds provided	96,445	14,160	35,400	—	(2,868)	143,137
Net interest income	$146,738	$79,750	$26,424	$10,954	$6,243	$270,109

Depreciation and amortization	$7,940	$524	$(2,309)	$544	$1,239	$7,938
Goodwill	182,488	12,166	—	48,663	859	244,176
Segment pretax profit (loss)	86,436	67,969	27,333	6,701	(18,689)	169,750
Segment assets	2,468,924	3,421,399	1,611,488	2,609,012	701,479	10,812,302

	Nine Months Ended September 30, 2005
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$92,461	$129,715	$20,416	$39,041	$3,179	$284,812
Charge for funds used	(51,869)	(70,539)	(16,716)	(23,574)	—	(162,698)
Interest spread on funds used	40,592	59,176	3,700	15,467	3,179	122,114
Interest expense	(39,896)	(5,507)	(40,645)	—	—	(86,048)
Credit on funds provided	92,934	12,807	56,957	—	—	162,698
Interest spread on funds provided	53,038	7,300	16,312	—	—	76,650
Net interest income	$93,630	$66,476	$20,012	$15,467	$3,179	$198,764
Depreciation and amortization	$3,858	$344	$(783)	$720	$2,989	$7,128
Goodwill	107,649	7,177	—	28,706	958	144,490
Segment pretax profit (loss)	42,688	55,851	22,092	12,155	(11,526)	121,260
Segment assets	1,711,258	2,401,139	833,954	2,555,291	436,736	7,938,378

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes.  We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of September 30, 2006.

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

Overview

During the third quarter of 2006, we generated strong earnings totaling $35.6 million, or $0.59 per basic share and $0.58 per diluted share, compared with $28.6 million, or $0.54 per basic share and $0.52 per diluted share, reported during the third quarter of 2005.  Loan growth, operating efficiencies and solid asset quality contributed to our earnings performance for the third quarter of 2006.  The annualized return on average assets during the third quarter of 2006 was 1.38%, compared with 1.62% for the same quarter in 2005.  The annualized return on average equity was 14.94% during the third quarter of 2006, compared to 19.15% during the same period in 2005.  The decrease in the annualized return on average equity is primarily due to additional shares issued in connection with the acquisition of Standard Bank.  Based on the results of our performance in the third quarter of 2006 and expected growth for the remainder of 2006, we expect net income per diluted common share for the full year 2006 to be approximately 17% higher than in 2005.  This estimate is based on a projected annualized loan growth of 15% to 17% for the fourth quarter of 2006, annualized deposit growth of 8% to 10% for the fourth quarter of 2006, and a marginal increase in operating expenses for the fourth quarter of 2006.  Our earnings projection for the full year of 2006 also assumes a stable or marginally increasing interest rate environment and a net interest margin between 3.80% and 3.90%.

During the third quarter of 2006, we received approval from the Hong Kong Monetary Authority (“HKMA”) to open a branch in Hong Kong.  This branch will be the Bank’s first overseas full-service branch office offering a variety of deposit, loan, and international banking products.  The Hong Kong branch will commence business during the early part of 2007.  In addition to the Hong Kong branch, the Bank also has a representative office in Beijing, China which was opened in January 2003.  With the anticipated opening of our Hong Kong branch, we expect to strengthen and solidify our presence in the greater China banking arena in the coming months and years.

Also during the third quarter of 2006, we entered into another long-term transaction involving the sale of securities under repurchase agreements amounting to $100.0 million with a ten-year term.  This agreement is non-callable for the first nine months with an interest rate based on the three-month Libor minus 340 basis points for the first nine months.  Thereafter, the interest rate is fixed at 4.7775% for the remainder of the term.  The counterparty to this agreement has the right to a quarterly call when the interest rate changes from floating to fixed.

Total consolidated assets at September 30, 2006 increased 31% to $10.81 billion, compared with $8.28 billion at December 31, 2005.  A 24% growth in gross loans was the primary driver of this increase, rising to a record $8.45 billion at September 30, 2006.  Excluding the impact of the Standard Bank acquisition and loan securitization transactions, organic loan growth was $1.49 billion or 22% year to date.  The loan portfolio continues to grow steadily and we estimate loan growth for the full year of 2006 to range from 20% to 25%, reflecting the core rate of growth in the Bank’s lending markets, the addition of new client relationships, and the utilization of additional lending programs and products.

Total average assets increased 46% to $10.32 billion during the third quarter of 2006, compared to $7.08 billion for the same quarter in 2005, primarily due to growth in average loans.  Total average loans grew to $8.17 billion during the quarter ended September 30, 2006, an increase of 38% over the corresponding period in the prior year.  The growth in average loans for the third quarter of 2006 was driven by double digit increases in all loan sectors, except for consumer loans.  Total average deposits rose 30% during the third quarter of 2006 to $6.92 billion, compared to $5.31 billion for the same quarter in 2005.  Except for non-interest bearing demand deposits, we experienced double-digit growth in all average deposit categories during the third quarter of 2006, with the largest dollar impact coming from money market accounts and time deposits.

Net interest income increased 33% to $95.4 million during the quarter ended September 30, 2006, compared with $71.6 million during the same quarter in 2005.  The substantial increase in net interest income is predominantly due to significant loan growth and steady increases in interest rates by the Federal Reserve during the past year.  These factors were partially offset by increases in both the volume and rates paid for time deposits and money market accounts, as well as growth in the volume of FHLB advances and securities sold under resale agreements and higher rates paid on FHLB advances.  Our net interest margin decreased 33 basis points to 3.89% during the third quarter of 2006, compared to 4.22% during the same period in 2005.  Our margin was negatively impacted by continued competition in loan and deposit pricing.  Assuming a stable or marginally increasing interest rate environment during 2006, we anticipate the net interest margin for the fourth quarter of 2006 to be in the range of 3.80% to 3.90%.

Total noninterest income increased slightly to $8.1 million during the third quarter of 2006, compared with $7.8 million for the corresponding quarter in 2005.  This increase is primarily comprised of higher branch-related fee income and other operating income, partially offset by a decrease in net gains on sales of available-for-sale securities.  For the full year of 2006, we anticipate our core noninterest income to be moderately higher than that of the prior year.

As a result of our continued expansion, total noninterest expense increased 38% to $41.9 million during the third quarter of 2006, compared with $30.3 million for the same period in 2005.  This increase was largely due to increased staffing levels and an overall increase in operating costs due to the acquisitions of United National Bank in the third quarter of 2005 and Standard Bank in the first quarter of 2006.  Occupancy expense also increased due to the recent relocation and expansion of our corporate offices.  Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships), divided by the aggregate of net interest income before provision for loan losses and noninterest income increased to 37% during the third quarter of 2006 compared to 35% during the same period in 2005.  Due to the acquisitions of United National Bank and Standard Bank and the overall growth of the Bank, as well as the recent relocation of our corporate headquarters, we anticipate noninterest expenses to increase by 35% to 38% for the full year of 2006, but expect our efficiency ratio to remain at approximately 37%.

Total nonperforming assets amounted to $13.5 million, or 0.12% of total assets at September 30, 2006, compared with $30.1 million, or 0.36% of total assets, at December 31, 2005.  The allowance for loan losses totaled $79.1 million at September 30, 2006, or 0.94% of outstanding total loans.  Net chargeoffs totaled $132 thousand during the third quarter of 2006, representing an annualized 0.01% of average loans, for the quarter.  This compares with $1.1 million in net chargeoffs, or an annualized 0.08% of average loans, during the same quarter in 2005.  We anticipate our overall asset quality to remain sound throughout the remainder of 2006.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.18%, a total risk-based capital ratio of 10.97%, and a Tier 1 leverage ratio of 8.22% at September 30, 2006.  As previously mentioned, we raised $30.0 million in additional regulatory capital through the issuance of trust preferred securities in a trust preferred offering during the first quarter of 2006.  Trust preferred securities currently qualify as Tier 1 capital for regulatory purposes.  The net proceeds from the trust preferred offering were used to partially fund the acquisition of Standard Bank and also to support the continued growth of the Bank.

Results of Operations

We reported third quarter 2006 net income of $35.6 million, or $0.59 per basic share and $0.58 per diluted share, compared with $28.6 million, or $0.54 per basic share and $0.52 per diluted share, reported during the third quarter of 2005.  The 24% increase in net income is primarily attributable to higher net interest income and lower provision for loan losses, partially offset by higher operating expenses and a higher provision for income taxes.  Our annualized return on average total assets decreased to 1.38% for the quarter ended September 30, 2006, from 1.62% for the same period in 2005.  The annualized return on average stockholders’ equity also decreased to 14.94% for the third quarter of 2006, compared with 19.15% for the third quarter of 2005 primarily due to additional shares issued in connection with the Standard Bank acquisition.

Net income for the nine months ended September 30, 2006 increased 34% to $104.3 million, or $1.76 per basic share and $1.72 per diluted share, compared with $77.6 million, or $1.47 per basic share and $1.43 per diluted share, reported during the same period in 2005.  The increase in net income for the first nine months of 2006 is largely attributable to higher net interest income and noninterest income and lower provision for loan losses, partially offset by higher operating expenses and higher provision for income taxes.  Our annualized return on average total assets decreased to 1.46% for the nine months ended September 30, 2006, compared to 1.56% for the same period in 2005.  For the first nine months of 2006, the annualized return on average stockholders’ equity decreased to 15.81% from 18.67% for the same period in 2005 as a result of additional shares issued in connection with the Standard Bank acquisition.

Components of Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Net interest income	$95.4	$71.6	$270.1	$198.8
Provision for loan losses	(3.5)	(4.5)	(8.2)	(13.4)
Noninterest income	8.1	7.8	25.1	22.3
Noninterest expense	(41.9)	(30.3)	(117.3)	(86.4)
Provision for income taxes	(22.5)	(16.0)	(65.4)	(43.7)
Net income	$35.6	$28.6	$104.3	$77.6

Annualized return on average total assets	1.38%	1.62%	1.46%	1.56%
Annualized return on average stockholders’ equity	14.94%	19.15%	15.81%	18.67%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.  Net interest income for the third quarter of 2006 totaled $95.4 million, a 33% increase over net interest income of $71.6 million for the same period in 2005.  For the first nine months of 2006, net interest income increased 36% to $270.1 million, compared to $198.8 million for the first three quarters of 2005.

Total interest and dividend income during the quarter ended September 30, 2006 increased 67% to $177.3 million, compared with $106.3 million during the same period in 2005.  Correspondingly, year-to-date interest and dividend income increased 66% to $473.9 million, compared with $284.8 million during the same period in 2005.  The increase in interest and dividend income during both the third quarter and first nine months of 2006 is attributable to the robust growth in average earning assets.  Average earning assets grew $3.01 billion and $2.65 billion during the quarter and nine months ended September 30, 2006, respectively.  Growth in average loans was the primary driver for the growth in average earning assets for both periods.  The net growth in average earning assets was largely funded by increases in time deposits, money market accounts, borrowings, and long-term debt.

Total interest expense during the third quarter of 2006 increased 136% to $81.9 million, compared with $34.7 million for the same period a year ago.  Similarly, year-to-date interest expense through September 30, 2006 increased 137% to $203.8 million, compared with $86.0 million for the same period a year ago.  The increase in interest expense during both the third quarter and first nine months of 2006 can be attributed to both the significant growth in average interest-bearing liabilities, predominantly time deposits, money market accounts, borrowings, and long-term debt, as well as higher rates paid on all categories of interest-bearing liabilities, reflecting the current interest rate environment and sustained pricing competition in the deposit market.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 33 basis points to 3.89% during the third quarter of 2006, compared with 4.22% during the third quarter of 2005.  For the first nine months of 2006, the net interest margin decreased to 4.04%, from 4.22% for the corresponding period in the prior year.  The overall yield on earning assets increased 95 basis points to

7.22% in the third quarter of 2006, from 6.27% in 2005, due to several consecutive Federal Reserve interest rate increases during the past year.  Similarly, the overall yield on earning assets for the first nine months of 2006 increased 103 basis points to 7.08%, compared with 6.05% for the same period last year.

Our funding cost on interest-bearing liabilities increased by 140 basis points to 4.06% for the three months ended September 30, 2006 from 2.66% in the prior year period.  Likewise, our funding cost on interest-bearing liabilities for the nine months ended September 30, 2006 increased 138 basis points to 3.75%, from 2.37% in the prior year period.  The combined impact of the current interest rate environment and heightened competition in the deposit market were the primary drivers of our increased cost of funds during both the third quarter and first nine months of 2006.  To help fund our loan growth, we increased our reliance on time deposits, other borrowings and long-term debt, further contributing to the overall increase in our cost of funds for the quarter and nine months ended September 30, 2006.

We also continue to rely on noninterest-bearing demand deposits as a funding source, with average noninterest-bearing demand deposits increasing 4% to $1.26 billion during the third quarter of 2006, compared to $1.21 billion during the same period in 2005.  For the first nine months of 2006, average noninterest-bearing demand deposits increased 11% to $1.24 billion, compared to $1.12 billion for the corresponding period in 2005.  Our overall cost of funds, which takes into account our portfolio of noninterest-bearing demand deposits, increased 136 basis points to 3.51% for the quarter ended September 30, 2006, compared to 2.15% for the same quarter in 2005.  For the nine months ended September 30, 2006, our overall cost of funds also increased 128 basis points to 3.20% from 1.92% for the corresponding period in 2006.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006			2005
	Average			Average
	Volume	Interest	Yield (1)	Volume	Interest	Yield (1)
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,257	$92	5.03%	$9,655	$78	3.21%
Interest bearing deposits in other banks	455	4	3.49%	—	—	—
Securities purchased under resale agreements	100,000	1,917	7.61%	12,500	224	7.11%
Investment securities available-for-sale (2) (3) (4)	1,382,977	17,860	5.12%	711,660	7,181	4.00%
Loans receivable (2) (5)	8,166,068	156,333	7.60%	5,935,822	98,110	6.56%
FHLB and FRB stock	80,671	1,106	5.44%	60,882	694	4.52%
Total interest-earning assets	9,737,428	177,312	7.22%	6,730,519	106,287	6.27%

Noninterest-earning assets:
Cash and due from banks	124,641			110,124
Allowance for loan losses	(77,804)			(59,976)
Other assets	540,133			297,079
Total assets	$10,324,398			$7,077,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$393,218	$1,393	1.41%	$338,523	662	0.78%
Money market accounts	1,232,879	12,342	3.97%	733,825	4,162	2.25%
Savings deposits	407,904	746	0.73%	337,370	267	0.31%
Time deposits less than $100,000	1,113,057	11,303	4.03%	853,497	4,915	2.28%
Time deposits $100,000 or greater	2,513,360	28,112	4.44%	1,842,909	15,269	3.29%
Fed funds purchased	107,639	1,462	5.39%	68,701	637	3.68%
FHLB Advances	1,291,627	16,081	4.94%	803,688	6,290	3.11%
Securities sold under repurchase agreements	751,095	7,024	3.71%	91,848.0	693	2.99%
Long-term debt	184,023	3,432	7.40%	115,253	1,810	6.23%
Total interest-bearing liabilities	7,994,802	81,895	4.06%	5,185,614	34,705	2.66%

Noninterest-bearing liabilities:
Demand deposits	1,261,869			1,208,118
Other liabilities	115,292			86,902
Stockholders’ equity	952,435			597,112
Total liabilities and stockholders’ equity	$10,324,398			$7,077,746
Interest rate spread			3.16%			3.61%
Net interest income and net margin		$95,417	3.89%		$71,582	4.22%

(1) Annualized.

(2) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(1.2) million and $(126) thousand, respectively, for the three months ended September 30, 2006, and $(381) thousand and $197 thousand, respectively, for the three months ended September 30, 2005. Also includes the amortization of deferred loan fees totaling $1.6 million and $968 thousand for the three months ended September 30, 2006 and 2005, respectively.

(3) Average balances exclude unrealized gains or losses on available-for-sale securities.

(4) The yields are not presented on a tax-equivalent basis as the effects are not material.

(5) Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006			2005
	Average			Average
	Volume	Interest	Yield (1)	Volume	Interest	Yield (1)
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Short-term investments	$10,735	$320	3.99%	$8,173	$177	2.90%
Interest bearing deposits in other banks	432	12	3.71%		—	—
Securities purchased under resale agreements	93,040	5,160	7.41%	4,213	224	7.11%
Investment securities available-for-sale (2) (3) (4)	1,113,006	40,024	4.81%	639,763	18,020	3.77%
Loans receivable (2) (5)	7,660,145	425,630	7.43%	5,582,437	264,340	6.33%
FHLB and FRB stock	67,504	2,716	5.38%	60,415	2,051	4.54%
Total interest-earning assets	8,944,862	473,862	7.08%	6,295,001	284,812	6.05%

Noninterest-earning assets:
Cash and due from banks	129,914			104,035
Allowance for loan losses	(74,765)			(56,021)
Other assets	497,701			270,056
Total assets	$9,497,712			$6,613,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$418,524	$4,095	1.31%	334,127	1,909	0.76%
Money market accounts	1,163,839	31,261	3.59%	651,005	10,175	2.09%
Savings deposits	391,773	1,948	0.66%	327,775	657	0.27%
Time deposits less than $100,000	1,087,945	29,810	3.66%	809,061	13,430	2.22%
Time deposits $100,000 or greater	2,407,942	75,610	4.20%	1,647,462	34,789	2.82%
Fed funds purchased	102,343	3,789	4.95%	27,242	739	3.63%
FHLB Advances	983,001	32,988	4.49%	947,819	19,361	2.73%
Securities sold under repurchase agreements	535,992	14,906	3.72%	30,952	693	2.99%
Long-term debt	175,526	9,346	7.12%	88,485	4,295	6.49%
Total interest-bearing liabilities	7,266,885	203,753	3.75%	4,863,928	86,048	2.37%

Noninterest-bearing liabilities:
Demand deposits	1,241,363			1,115,316
Other liabilities	109,974			80,033
Stockholders’ equity	879,490			553,794
Total liabilities and stockholders’ equity	$9,497,712			$6,613,071
Interest rate spread			3.33%			3.68%
Net interest income and net margin		$270,109	4.04%		$198,764	4.22%

(1) Annualized.

(2) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(2.2) million and $414 thousand, respectively, for the nine months ended September 30, 2006, and $(490) thousand and $603 thousand, respectively, for the nine months ended September 30, 2005. Also includes the amortization of deferred loan fees totaling $5.2 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively.

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

	Three Months Ended September 30, 2006 vs. 2005			Nine Months Ended September 30, 2006 vs. 2005
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)			(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$14	$(23)	$37	$143	$65	$78
Interest bearing deposits in other banks	4	4	—	12	12	—
Securities purchased under resale agreements	1,693	1,676	17	4,936	4,926	10
Investment securities available-for-sale	10,679	8,236	2,443	22,004	16,014	5,990
Loans receivable	58,223	40,967	17,256	161,290	110,023	51,267
FHLB and FRB stock	412	254	158	665	258	407
Total interest and dividend income	$71,025	$51,114	$19,911	$189,050	$131,298	$57,752

INTEREST-BEARING LIABILITIES
Checking accounts	$731	$121	$610	$2,186	$572	$1,614
Money market accounts	8,180	3,850	4,330	21,086	11,027	10,059
Savings deposits	479	66	413	1,291	150	1,141
Time deposits less than $100,000	6,388	1,820	4,568	16,380	5,672	10,708
Time deposits $100,000 or greater	12,843	6,546	6,297	40,821	19,864	20,957
Federal funds purchased	825	453	372	3,050	2,694	356
FHLB advances	9,791	4,962	4,829	13,627	744	12,883
Securities sold under resale agreements	6,331	6,127	204	14,213	14,005	208
Long-term debt	1,622	1,234	388	5,051	4,598	453
Total interest expense	47,190	25,179	22,011	117,705	59,326	58,379
	$23,835	$25,935	$(2,100)	$71,345	$71,972	$(627)

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $3.5 million for the third quarter of 2006, compared to $4.5 million for the same period in 2005.  For the first nine months of 2006, the provision for loan losses totaled $8.2 million, compared to $13.4 million for the same period in 2005.  Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Branch fees	$2.84	$1.86	$8.27	$5.14
Letters of credit fees and commissions	2.07	2.03	6.40	6.53
Ancillary loan fees	0.92	0.64	2.84	1.77
Net gain on sales of investment securities available-for-sale	0.68	1.79	2.54	3.52
Income from life insurance policies	0.97	0.87	2.78	2.44
Income from secondary market activities	0.12	0.13	0.49	1.31
Net gain on sale of other real estate owned	—	—	0.09	—
Other operating income	0.50	0.51	1.67	1.58
Total	$8.10	$7.83	$25.08	$22.29

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

Noninterest income increased 4% to $8.1 million during the three months ended September 30, 2006 from $7.8 million for the same quarter in 2005, primarily due to higher branch fees and ancillary loan fees partially offset by a decrease in net gain on sales of investment securities available-for-sale.  For the first nine months of 2006, noninterest income increased 12% to $25.1 million, compared to $22.3 million for the first nine months of 2005 predominantly due to higher branch fees and ancillary loan fees partially offset by decreases in net gain on sales of investment securities available-for-sale and income from secondary market activities.

Branch fees, which represent revenues derived from branch operations, increased 53% to $2.8 million for the third quarter of 2006 from $1.9 million for the same quarter in 2005.  Similarly, branch fee income for the first nine months of 2006 increased 61% to $8.3 million, compared to $5.1 million for the nine months ended September 30, 2005.  The increase in branch-related fee income for both periods can be attributed primarily to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts.

Ancillary loan fees increased 43% to $925 thousand for the third quarter of 2006 from $645 thousand for the corresponding quarter in 2005.  For the first nine months of 2006, ancillary loan fees increased 60% to $2.8 million, compared to $1.8 million for the same period in 2005.  The increase in ancillary loan fees for both the third quarter and first nine months of 2006 is primarily due to a rise in servicing income received related to securitized loans.  During 2006, the Bank has securitized $334.5 million in single family and multifamily loans through September 30, 2006.  In comparison, multifamily loans totaling $209.6 million were securitized during 2005.

Income from secondary market activities slightly decreased by 5% to $123 thousand for the third quarter of 2006, compared with $130 thousand for the same period in 2005.  For the first nine months of 2006, income from secondary market activities decreased 62% to $496 thousand, from $1.3 million for the same period in 2005.  The decrease in secondary market income during the first nine months of 2006, relative to the same period in 2005, is primarily due to a gain of $768 thousand from the sale of $51.7 million in fixed rate single family loans to a third party recorded during the second quarter of 2005.

Net gain on sale of other real estate owned (“OREO”) amounted to $88 thousand during the first nine months of 2006, representing the gain on sale of a condominium unit that was held as partial collateral for a commercial business loan.  This gain was recorded during the first quarter of 2006.  No such gains were recorded during the third quarter of 2006.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, amounted to $504 thousand during the third quarter of 2006, comparable to the revenues recorded during the same period in 2005.  For the first nine months of 2006, other noninterest income increased 6% to $1.7 million, compared to $1.6 million for the nine months of 2005.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Compensation and employee benefits	$18.59	$12.98	$50.59	$38.32
Occupancy and equipment expense	5.60	3.74	15.73	10.43
Deposit-related expenses	2.37	2.33	7.02	6.09
Amortization of premiums on deposits acquired	1.69	0.78	5.31	1.99
Amortization of investments in affordable housing partnerships	1.56	1.58	4.28	4.97
Data processing	0.89	0.72	2.68	1.94
Deposit insurance premiums and regulatory assessments	0.34	0.26	1.02	0.71
Other operating expenses	10.91	7.92	30.64	21.98
Total	$41.95	$30.31	$117.27	$86.43

Efficiency Ratio (1)	37%	35%	36%	36%

(1)  Represents noninterest expense (excluding the amortization of intangibles and investments in afffordable housing partnerships)  divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 38% to $41.9 million during the third quarter of 2006, from $30.3 million for the same quarter in 2005.  For the first nine months of 2006, noninterest expense increased 36% to $117.3 million, compared with $86.4 million during the same period in 2005.

Compensation and employee benefits expense increased 43% to $18.6 million during the third quarter of 2006, compared to $13.0 million for the same quarter last year.  For the first nine months of 2006, compensation and employee benefits increased 32% to $50.6 million, compared with $38.3 million for the first nine months of 2005.  The increase in compensation and employee benefits expense for both periods is primarily due to increased staffing levels related to the acquisitions of United National Bank in September 2005 and Standard Bank in March 2006.  Moreover, the impact of annual salary adjustments and related cost increases for existing employees further contributed to the rise in compensation expense and employee benefits during both the third quarter and first nine months of 2006.  During the quarter and nine months ended September 30, 2006, we also recorded $399 thousand and $1.5 million, respectively, in compensation expense related to stock options as a result of adopting SFAS No. 123(R) effective January 1, 2006.

Occupancy and equipment expenses increased 50% to $5.6 million during the quarter ended September 30, 2006, compared with $3.7 million during the same period in 2005.  For the first nine months of 2006, occupancy and equipment expenses totaled $15.7 million, a 51% increase when compared to the $10.4 million incurred during the first nine months of 2005.  The rise in occupancy expenses can be attributed to the recent relocation and expansion of our corporate headquarters to Pasadena, California, increasing rent, common area, and depreciation expenses.  Additionally, rent expense attributed to the eleven branch locations acquired from United National Bank in September 2005, the six branch locations acquired from Standard Bank in March 2006, as well as the opening of a new 99 Ranch in-store branch location during March 2006 further contributed to the increase in occupancy and equipment expense during both the third quarter and first nine months of 2006.

Deposit-related expenses increased 2% to $2.4 million during the third quarter of 2006, compared to $2.3 million for the same quarter last year.  For the first nine months of 2006, deposit-related expenses increased 15% to $7.0 million, from $6.1 million for the nine months ended September 30, 2005.  Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through subsequent account analysis charges to individual customer accounts.  The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts since the third quarter of 2005.

The amortization of premiums on deposits acquired increased 116% to $1.7 million during the third quarter of 2006, compared with $782 thousand for the corresponding quarter of 2005.  For the first nine months of 2006, the amortization of premiums on deposits acquired increased 167% to $5.3 million, compared to $2.0 million for the same period in 2005.  The increase in amortization expense is due to additional deposit premiums of $15.0 million and $8.6 million recorded in connection with the acquisitions of United National Bank in September 2005 and Standard Bank in March 2006, respectively.  Premiums on acquired deposits are amortized over their estimated useful lives.

The amortization of investments in affordable housing partnerships totaled $1.6 million for both the quarters ended September 30, 2006 and 2005.  For the first nine months of 2006, the amortization of investments in affordable housing partnerships decreased 14% to $4.3 million, compared to $5.0 million for the same period in 2005.  Additional purchases of investments in affordable housing partnerships totaling $3.0 million were made in the third quarter of 2006.  There were no such investment purchases during 2005.  Total investments in affordable housing partnerships decreased to $29.7 million as of September 30, 2006, compared to $32.5 million as of September 30, 2005.

Data processing expenses increased 24% to $890 thousand during the third quarter of 2006, compared with $717 thousand for the corresponding quarter in 2005.  For the nine months ended September 30, 2006, data processing expenses increased 38% to $2.7 million, from $1.9 million for the same period in 2005.  The increase in data processing expenses is primarily due to increased transaction volume stemming from our overall growth, both organically and through acquisitions.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees.  Other operating expenses increased 38% to $10.9 million during the third quarter of 2006, from $7.9 million for the same quarter in 2005.  Similarly, other operating expenses increased 39% to $30.6 million for the first nine months of 2006, from $22.0 million for the same period in 2005.  The increase in other operating expenses is largely due to additional expenses incurred to support our continued overall expansion.  Additionally, we have amplified our advertising, public relations, and marketing efforts to enhance our overall image and visibility in the community and in the industry.

Our efficiency ratio of 37% for the quarter ended September 30, 2006 increased slightly from 35% for the corresponding quarter in 2005.  For the first nine months of 2006, the efficiency ratio remained stable at 36% compared to the same period a year ago.  Although the Company has experienced significant expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments compounded by a general company-wide effort to monitor overall operating expenses.

Provision for Income Taxes

The provision for income taxes increased 41% to $22.5 million for the third quarter of 2006, compared with $16.0 million for the same quarter in 2005.  For the first nine months of 2006, the provision for taxes totaled $65.5 million, a 50% increase from the $43.7 million income tax expense recorded for the same period a year ago.  The increase in the provision for income taxes is primarily attributable to a 30% and 40% increase in pretax earnings during the third quarter and first nine months of 2006, respectively.  The provision for income taxes for the third quarter of 2006 reflects the utilization of affordable housing tax credits totaling $1.2 million, compared to $1.5 million utilized during the third quarter of 2005.  The third quarter 2006 provision reflects an effective tax rate of 38.8%, compared with 35.9% for the corresponding period in 2005.  For the first nine months of 2006, the effective tax rate of 38.6% reflects tax credits of $3.5 million, compared with an effective tax rate of 36.0% for the first nine months of 2005 reflecting tax credits of $4.3 million.

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

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.  Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.  Specifically, an adjustment was made to reallocate the credit provided for in the Company’s capital to the treasury segment from the “Other” category.  The adjustment resulted in an increase in the treasury segment’s pretax profit of $6.6 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006 and 2005, this adjustment resulted in an increase in the treasury segment’s pretax profit of $18.7 million and $11.7 million, respectively.  For more information about our segments, including information about the underlying accounting and reporting process, please see Note 9 to the Company’s condensed consolidated financial statements presented elsewhere herein.

Retail Banking Segment

The retail banking segment’s pre-tax income for the quarter ended September 30, 2006 increased 73% to $29.0 million, compared to $16.7 million for the corresponding quarter in 2005.  For the nine months ended September 30, 2006, pre-tax income for the retail banking segment increased 102% to $86.4 million, from $42.7 million for the same period in 2005.  The increase in pre-tax income is largely attributable to the growth in net interest income increasing 42% to $51.5 million during the third quarter of 2006, and 57% to $146.7 million for the nine months ended September 30, 2006.  In comparison, net interest income totaled $36.3 million for the third quarter of 2005 and $93.6 million for the first nine months of 2005.  The increase in net interest income is primarily due to our overall growth both organically and through acquisitions.  The acquisitions of United National Bank in September 2005 and Standard Bank in March 2006 added seventeen new locations to our expanding branch network as well as several thousand new customers to our existing customer base.

Noninterest income for this segment increased $1.0 million, or 21%, to $5.8 million for the quarter ended September 30, 2006, compared to $4.8 million recorded during the same quarter in 2005.  For the first nine months of 2006, noninterest income for the retail banking segment increased $5.8 million, or 50%, to $17.4 million, compared to $11.6 million for the same period in 2005.  The increase in noninterest income for both periods is primarily due to fee income growth from loan origination and deposit gathering activities, as well as higher fees earned from alternative investment product offerings at the branches.

Noninterest expense for this segment increased 35% to $22.0 million during the third quarter of 2006, compared with $16.3 million recorded during the third quarter of 2005.  For the nine months ended September 30, 2006, noninterest expense increased 40% to $64.2 million, from $46.0 million for the nine months ended September 30, 2005.  The increase in noninterest expense for both periods is primarily due to higher compensation and employee benefits, occupancy expenses, commercial deposit related expenses, and other operating expenses.  The increase in compensation and employee benefits can be attributed to higher staffing levels due to the acquisitions of United National Bank and Standard Bank, as well as the addition of relationship officers and operational personnel throughout the past year.  Higher occupancy expenses are due primarily to increased expenses associated with eleven additional branch locations from United National Bank, six additional branch locations from Standard Bank, and a new in-store branch location opened in March 2006.  Similarly, the increase in other operating expenses can be attributed predominantly to the overall growth in this segment arising from recent acquisitions.

Commercial Lending Segment

The commercial lending segment’s pre-tax income increased 13% to $22.2 million during the quarter ended September 30, 2006, compared with $19.7 million for the corresponding quarter in 2005.  For the first nine months of 2006, pre-tax income for the commercial lending segment increased 22% to $68.0 million, from $55.9 million for the same period in 2005.  The primary driver of the increase in pre-tax income for this segment is a 17% increase in net interest income to $27.3 million during the third quarter of 2006, and 20% to $79.8 million for the first nine months of 2006.  In comparison, net interest income totaled $23.3 million for the third quarter in 2005 and $66.5 million for the first nine months of 2005.  The increase in net interest income for both periods is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products, during the third quarter and first nine months of 2006, relative to the same periods in the prior year.  Specifically, the average aggregate balance of all commercial loan categories grew 41% during the third quarter and first nine months of 2006, compared with the corresponding periods in 2005.

Noninterest income for this segment increased $2.0 million or 36% to $7.4 million during the third quarter of 2006, compared to the $5.4 million recorded in the corresponding quarter of 2005.  For the first nine months of 2006, noninterest income increased $4.9 million, or 30%, to $21.1 million, from $16.2 million for the same period in 2005.  The increase in noninterest income for both periods is primarily due to higher loan fees collected as a result of the growth in loan origination volume during the quarter and nine months ended September 30, 2006, relative to the same periods in 2005.

Noninterest expense for this segment also increased 38% to $8.1 million during the third quarter of 2006, from $5.8 million during the same quarter last year.  For the first nine months of 2006, noninterest expense increased 34%, to $23.6 million, from $17.6 million for the same period in 2005.  The increase in noninterest expense is largely a result of higher compensation and employee benefits which increased 34% to $5.8 million during the third quarter of 2006 and 33% to $17.0 million during the first nine months of 2006.  The increase in compensation and employee benefits is a result of increasing staffing levels due to the acquisitions of United National Bank and Standard Bank as well as the addition of relationship officers and operational personnel to support the continuing growth of the Bank.

Treasury Segment

The treasury segment’s pre-tax income increased 65% to $11.5 million during the third quarter of 2006 as compared to $7.0 million in the same quarter of 2005.  For the first nine months of 2006, pre-tax income for the treasury segment increased 24% to $27.3 million, from $22.1 million for the same period in 2005.  Net interest income increased 152% to $14.2 million during the quarter ended September 30, 2006, from $5.7 million during the same quarter in 2005.  Similarly, net interest income increased 32% to $26.4 million for the first nine months of 2006, from $20.0 million for the first nine months of 2005.  The increase in net interest income for both the third quarter and first nine months of 2006 is largely a result of higher interest earned on investment securities relative to rates paid on borrowings.

Noninterest income for this segment declined 62% to $676 thousand during the quarter ended September 30, 2006, compared to $1.8 million for the corresponding quarter in 2005.  For the nine months ended September 30, 2006, noninterest income for the treasury segment decreased 30% to $2.5 million, compared to $3.6 million for the first nine months of 2005.  The decrease in noninterest income for both the third quarter and first nine months of 2006 can be attributed entirely to lower net gains on sales of investment securities relative to the corresponding periods in 2005.

Noninterest expense for this segment increased 61% to $388 thousand during the third quarter of 2006, from $240 thousand during the same quarter in 2005.  Similarly, noninterest expense increased 43% to $1.0 million for the nine months ended September 30, 2006, compared with $730 thousand for the same period in 2005.  The increase in noninterest expense for both the quarter and nine months ended September 30, 2006 is primarily due to higher compensation expense resulting from increased staffing levels.

Residential Lending Segment

The residential lending segment’s pre-tax income decreased 41% to $1.8 million during the third quarter of 2006, from $3.1 million during the corresponding quarter in 2005.  Similarly, pre-tax income for the first nine months of 2006 also declined 45% to $6.7 million, from $12.2 million for the same period in 2005.  The decrease in pre-tax income is partly due to the decrease in net interest income for this segment, which declined 30% to $3.6 million during the third quarter of 2006 and 29% to $11.0 million for the first nine months of 2006.  In comparison, net interest income totaled $5.1 million and $15.5 million for the three and nine months ended September 30, 2005, respectively.  The decrease in net interest income for both periods reflects the highly competitive market pricing environment for residential mortgage loans as well as the securitization of single family and multifamily loans totaling $334.5 million year to date through September 30, 2006.

Noninterest income for this segment increased 12% to $854 thousand during the third quarter of 2006, compared to $765 thousand recorded during the third quarter of 2005, predominantly due to a rise in servicing income received related to loans securitized during 2006.  For the first nine months of 2006, noninterest income decreased 24% to $2.8 million, compared to $3.6 million earned during the first nine months of 2005.  The decrease in noninterest income for the nine months ended September 30, 2006 is primarily due to the increase in fees waived on single family and multifamily loan products resulting from competitive market pressures during the first half of 2006, partially offset by higher servicing fee income in 2006 relative to 2005.

Noninterest expense for this segment decreased 9% to $1.4 million for the third quarter of 2006, compared to $1.6 for the corresponding quarter in 2005.  For the first nine months of 2006, noninterest expense declined 6% to $4.2 million, from $4.4 million for the first nine months of 2005.  The slight decrease in noninterest expense for both the third quarter and first nine months of 2006, relative to the same periods in 2005, is due to lower compensation and employee benefits and other operating expenses.  These expenses were partially offset by higher occupancy expenses due to the relocation of the residential lending unit during the third quarter of 2006.

Balance Sheet Analysis

Our total assets increased $2.53 billion, or 31%, to $10.81 billion, as of September 30, 2006, relative to total assets of $8.28 billion at December 31, 2005.  The increase in total assets resulted primarily from increases in net loans of $1.64 billion and investment securities available-for-sale of $620.3 million.  The increase in total assets was largely funded by increases in deposits of $841.1 million, FHLB advances of $882.2 million and securities sold under repurchase agreements of $500.0 million.

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 71% to $1.49 billion as of September 30, 2006, compared with $869.8 million at December 31, 2005.  Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $798.7 million and $232.4 million, respectively, during the nine months ended September 30, 2006.  Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $1.32 billion as well as funding a portion of loan originations made during the first nine months of 2006.  We recorded net gains totaling $2.5 million on sales of available-for-sale securities during the first nine months of 2006.

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

The increase in net unrealized losses in our investment securities available-for-sale portfolio of $8.5 million for the nine-month period ended September 30, 2006 is largely a result of market interest rate fluctuations.  Specifically, the increase in unrealized loss was largely due to a gross unrealized loss in other mortgage-backed securities of $10.3 million as of September 30, 2006.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at September 30, 2006.  The Company has the ability and the intention to hold these securities until their fair values recover.  As such, management does not believe that there are any securities, other than those previously identified in prior periods, that are other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2006 are warranted.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of September 30, 2006 and December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2006
U.S. Treasury securities	$2,490	$—	$(1)	$2,489
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,115,292	777	(3,150)	1,112,919
U.S. Government sponsored enterprise mortgage-backed securities	105,739	576	(1,571)	104,744
Other mortgage-backed securities	209,039	731	(10,315)	199,455
Corporate debt securities	4,648	—	(108)	4,540
U.S. Government sponsored enterprise equity securities	65,502	—	(554)	64,948
Residual interest in securitized loans	—	1,017	—	1,017
Total investment securities available-for-sale	$1,502,710	$3,101	$(15,699)	$1,490,112

As of December 31, 2005
U.S. Treasury securities	$1,497	$—	$—	$1,497
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	615,105	—	(4,868)	610,237
U.S. Government sponsored enterprise mortgage-backed securities	189,147	2,526	(1,758)	189,915
Other mortgage-backed securities	14,119	—	(15)	14,104
Corporate debt securities	17,998	41	(227)	17,812
U.S. Government sponsored enterprise equity securities	36,103	—	(235)	35,868
Residual interest in securitized loans	—	404	—	404
Total investment securities available-for-sale	$873,969	$2,971	$(7,103)	$869,837

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Loan growth continued to be strong during the first nine months of 2006.  Total gross loans increased $1.65 billion, or 24% to $8.45 billion at September 30, 2006.  Excluding the impact of the $495.1 million in gross loans acquired from Standard Bank and $334.5 million in loan securitizations, organic loan growth for the first nine months of 2006 amounted to $1.49 billion, or an increase of 22% (29% annualized).

Excluding the impact of loan securitizations as well as the Standard Bank acquisition, the growth in loans is comprised of net increases in single family loans of $278.4 million or 55%, multifamily loans of $294.8 million or 24%, commercial real estate loans of $351.5 million or 11%, construction loans of $354.9 million or 55%, commercial business loans of $213.2 million or 33% and trade finance loans of $37.6 million or 16%.  These increases are partially offset by net decreases in consumer loans, including home equity lines of credit, of $37.2 million or 18%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$617,176	7.3%	$509,151	7.5%
Residential, multifamily	1,721,409	20.4%	1,239,836	18.3%
Commercial and industrial real estate	3,796,418	44.9%	3,321,520	48.9%
Construction	1,015,069	12.0%	640,654	9.4%
Total real estate loans	7,150,072	84.6%	5,711,161	84.1%

Other loans:
Commercial business	856,779	10.1%	643,296	9.5%
Trade finance	268,332	3.2%	230,771	3.4%
Automobile	9,647	0.1%	8,543	0.1%
Other consumer	162,936	2.0%	200,254	2.9%
Total other loans	1,297,694	15.4%	1,082,864	15.9%
Total gross loans	8,447,766	100.0%	6,794,025	100.0%

Unearned fees, premiums and discounts, net	(4,990)		(1,070)
Allowance for loan losses	(79,096)		(68,635)
Loan receivable, net	$8,363,680		$6,724,320

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net.  Nonperforming assets totaled $13.5 million or 0.12% of total assets at September 30, 2006 and $30.1 million or 0.36% of total assets at December 31, 2005.  Nonaccrual loans amounted to $10.6 million at September 30, 2006, compared with $24.1 million at year-end 2005.  Loans totaling $8.3 million were placed on nonaccrual status during the third quarter of 2006.  These additions to nonaccrual loans were offset by $75 thousand in principal paydowns, $5.2 million in loans brought current, and one loan amounting to $97 thousand transferred to other real estate owned.  Additions to nonaccrual loans during the third quarter of 2006 were comprised of $1.9 million in single family loans, $1.1 million in multifamily loans, $2.5 million in commercial real estate loans, a $1.0 million construction loan, $863 thousand in commercial business loans, a $682 thousand trade finance loan, and $187 thousand in Small Business Administration (“SBA”) loans.

There were no loans past due 90 days or more but not on nonaccrual status at September 30, 2006.  This compares to $5.7 million in such loans at December 31, 2005 representing four trade finance loans that were fully guaranteed by the Export-Import Bank of United States.  During the first quarter of 2006, three of these loans totaling $2.2 million were paid in full through claims to the Export-Import Bank of the United States.  The other loan amounting to $3.4 million was brought current during the first quarter of 2006.

Restructured loans represent loans that have had their original terms modified.  There were no restructured loans as of September 30, 2006 and December 31, 2005.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had two OREO properties at September 30, 2006 with an aggregate carrying value of $2.9 million representing an industrial property held as collateral for a commercial real estate loan and a single family residential property held as collateral for a commercial business loan.  In comparison, we had one OREO property with a carrying value of $299 thousand at December 31, 2005, representing a condominium unit that was held as partial collateral for a commercial business loan.  This OREO property was sold in March 2006 resulting in a gain on sale of $88 thousand.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$10,619	$24,149
Loans past due 90 days or more but not on nonaccrual	—	5,670
Total nonperforming loans	10,619	29,819

Restructured loans	—	—
Other real estate owned, net	2,884	299
Total nonperforming assets	$13,503	$30,118

Total nonperforming assets to total assets	0.12%	0.36%
Allowance for loan losses to nonperforming loans	744.85%	230.17%
Nonperforming loans to total gross loans	0.13%	0.44%

We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended.  Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.   If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses.  Also in accordance with SFAS No. 114, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

At September 30, 2006, we classified $10.6 million of our loans as impaired, compared with $24.1 million at December 31, 2005.  Specific reserves on impaired loans totaled $3 thousand at September 30, 2006, compared with $1.3 million at December 31, 2005.  Our average recorded investment in impaired loans for the nine months ended September 30, 2006 and 2005 were $10.7 million and $9.9 million, respectively.  During the nine months ended September 30, 2006 and 2005, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $642 thousand and $814 thousand, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $210 thousand and $463 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio.  Although the adequacy of the allowance is reviewed quarterly, our management performs an ongoing assessment of the risks inherent in the portfolio.  While we believe that the allowance for loan losses is adequate at September 30, 2006, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net chargeoffs during the period.  At September 30, 2006, the allowance for loan losses amounted to $79.1 million, or 0.94% of total loans, compared with $68.6 million, or 1.01% of total loans, at December 31, 2005, and $67.4 million, or 1.02% of total loans, at September 30, 2005.  The $10.5 million increase in the allowance for loan losses at September 30, 2006, from year-end 2005, is comprised of $8.2 million in additional loss provisions and $4.1 million in loss reserves acquired from Standard Bank reduced by $391 thousand in net chargeoffs recorded during the period.  Additionally, we reclassified $1.4 million from the allowance for loan losses to other liabilities during the first nine months of 2006.  This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance lending activities.  The allowance for unfunded loan commitments and off-balance sheet credit exposures is included in accrued expenses and other liabilities and amounted to $12.5 million at September 30, 2006.

The provision for loan losses of $3.5 million for the third quarter of 2006 represents a 22% decrease from the $4.5 million in loss provisions charged during the third quarter of 2005.  Third quarter 2006 net chargeoffs amounted to $132 thousand and represent 0.01% of average loans outstanding for the three months ended September 30, 2006.  This compares to net chargeoffs of $1.1 million or 0.08% of average loans outstanding for the same period in 2005.  We continue to record loss provisions to compensate for both the sustained growth of our loan portfolio and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, including trade finance, and construction loans.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Allowance balance, beginning of period	$75,847	$55,723	$68,635	$50,884
Allowance from acquisition	—	9,290	4,084	9,290
Allowance for unfunded loan commitments and letters of credit	(119)	(973)	(1,398)	(1,834)
Provision for loan losses	3,500	4,500	8,166	13,370
Chargeoffs:
Commercial business	148	1,252	439	4,720
Automobile	—	42	45	86
Other consumer	4	3	24	3
Total chargeoffs	152	1,297	508	4,809

Recoveries:
Residential, single family	—	—	2	23
Multifamily real estate	—	—	—	75
Commercial business	12	140	105	346
Automobile	3	31	5	69
Other consumer	5	—	5	—
Total recoveries	20	171	117	513
Net chargeoffs	132	1,126	391	4,296

Allowance balance, end of period	$79,096	$67,414	$79,096	$67,414
Average loans outstanding	$8,166,068	$5,935,822	$7,660,145	$5,582,437
Total gross loans outstanding, end of period	$8,447,766	$6,626,108	$8,447,766	$6,626,108
Annualized net chargeoffs to average loans	0.01%	0.08%	0.01%	0.10%
Allowance for loan losses to total gross loans at the end of period	0.94%	1.02%	0.94%	1.02%

Prior to the third quarter of 2005, we utilized two primary methodologies to determine the overall adequacy of the allowance — the classification migration model and the individual loan review analysis methodology.  The results from these two methodologies were compared to various ancillary analyses, including historical loss analyses, peer group comparisons, and analyses based on the federal regulatory interagency policy for loan and lease losses to determine an overall allowance requirement amount.  Largely in response to the significant growth of the Bank’s loan portfolio in the past couple of years, we refined the classification migration analysis in the third quarter of 2005 to take into consideration the increasing diversity and risk profiles of loans within the same loan categories.  As a result of our enhanced approach to the classification migration analysis, management has determined that the individual loan review analysis methodology and separate historical loss analyses are no longer necessary in determining the overall adequacy of the allowance since the results of these analyses have been incorporated into the enhanced migration model.

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

In addition to increasing the number of loan categories, we have also expanded the loss horizon from five to thirteen years in order to better capture the Bank’s historical loss trends to make the analysis more complete and accurate.  The thirteen-year loss horizon was selected because this represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio.  We continue to utilize minimum loss rates as a self-correcting mechanism to better reflect the loss potential for certain categories that have little or no historical losses.  Similar to the previous periods, minimum loss rates are established based on relative risk profiles for certain loan categories.  However, in contrast to previous periods, the current minimum loss rates utilized under the enhanced methodology more closely reflect historical loss rates than previously utilized minimum loss rates as a result of the expanded loss horizon.  Commencing in the third quarter of 2006, we have set an upper limit of 25 basis points as the maximum differential between historical loss rates and minimum loss rates for loans with a “pass” rating in all loan categories.  The allowance requirement for each pool continues to be based on the higher of historical loss factors or established minimum loss rates for each classification category (i.e. pass, special mention, substandard, and doubtful).  Also during the third quarter of 2006, we made changes in the loan grade definitions for the Watch II (included in the “Pass” category) and Special Mention classification categories.  As a result of this change, there is an increase in criticized loans for certain loan categories as of September 30, 2006 relative to year-end 2005.

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$2,423	7.3%	$1,401	7.5%
Residential, multifamily	9,711	20.4%	5,152	18.3%
Commercial and industrial real estate	26,966	44.9%	22,241	48.9%
Construction	8,637	12.0%	10,751	9.4%
Commercial business	15,502	10.1%	13,452	9.5%
Trade finance	15,178	3.2%	14,680	3.4%
Automobile	92	0.1%	205	0.1%
Other consumer	587	2.0%	753	2.9%
Total	$79,096	100.0%	$68,635	100.0%

Loss reserves on single family loans increased $1.0 million, or 73%, to $2.4 million due primarily to an increase in criticized (i.e. rated “special mention”) and classified (i.e. rated “substandard” or “doubtful”) single family loans at September 30, 2006 in comparison to year-end 2005 levels.  Specifically, criticized and classified single family loans amounted to $196 thousand and $4.5 million, respectively, at September 30, 2006.  In comparison, there were no criticized or classified single family loans at December 31, 2005.  Additionally, the volume of single family loans increased 21% at September 30, 2006 relative to December 31, 2005.

Loss reserves on multifamily loans increased $4.6 million, or 88%, to $9.7 million at September 30, 2006 partly due to a 39% increase in the volume of multifamily loans at September 30, 2006 from year-end 2005 levels.  Further contributing to the increase in loss allowances on multifamily loans is an increase in criticized and classified loans at September 30, 2006 compared to December 31, 2005.  Specifically, multifamily loans rated “special mention” and “substandard” increased to $19.7 million and $4.2 million, respectively, at September 30, 2006.  This compares to $3.7 million and $2.0 million in special mention and substandard multifamily loans at December 31, 2005.

Loss reserves on commercial real estate loans increased $4.7 million, or 21%, to $27.0 million at September 30, 2006 partly due to a 14% increase in the volume of commercial real estate loans at September 30, 2006 relative to year-end 2005 levels.  The increase in loss reserves for this loan category can also be attributed to an increase in loans rated “special mention” to $58.8 million at September 30, 2006, compared to $28.9 million at December 31, 2005.  The large increase in special mention loans in this category at September 30, 2006 came primarily from the retail and land sectors and resulted from loan grade definition changes in the Watch II and Special Mention classification categories implemented during the third quarter of 2006.  Commercial real estate loans rated “substandard” also increased to $13.5 million as of September 30, 2006, from $8.9 million as of December 31, 2005, further contributing to the increase in reserves for this category.

Loss reserves on construction loans decreased $2.1 million, or 20%, to $8.6 million at September 30, 2006 despite a 58% increase in the volume of loans in this category when compared to December 31, 2005.  The decline in loss reserves for this category is predominantly due to the downward adjustment in minimum loss rates established for loans rated “pass.”  As previously mentioned, the differential between minimum loss rates and historical loss rates was capped at 25 basis points for the “pass” classification category commencing in the third quarter of 2006 to bring these two ratios more in line with each other.  Partially offsetting the impact of this minimum loss rate adjustment for “pass” loans is an increase in residential construction loans rated “special mention” which climbed to $68.5 million at September 30, 2006, compared to only $5.0 million at December 31, 2005.  The large increase in special mention loans in this category at September 30, 2006 is also a result of loan grade definition changes in the Watch II and Special Mention classification categories implemented during the third quarter of 2006.  There were no criticized or classified construction loans on commercial properties at September 30, 2006 and December 31, 2005.  Residential construction loans represented 66% of the total construction loan portfolio at September 30, 2006, with the remaining 34% comprised of commercial construction loans.

Loss reserves on commercial business loans increased $2.1 million, or 15%, to $15.5 million at September 30, 2006 partly due to a 33% increase in the volume of loans in this category at September 30, 2006 relative to year-end 2005.  This loan growth is compounded by an increase in criticized loans to $47.5 million as of September 30, 2006, compared to only $5.3 million as of December 31, 2005.  The large increase in criticized loans at September 30, 2006 resulted from changes in loan grade definitions for the Watch II and Special Mention classification categories implemented during the third quarter of 2006.  Partially offsetting these factors is a downward adjustment in the minimum loss rates established on commercial business loans rated “pass” to be more in line with historical losses in this portfolio.

Loss reserves on trade finance loans increased $498 thousand, or 3%, to $15.2 million at September 30, 2006, due to a 16% increase in the volume of loans in this category at September 30, 2006 relative to year-end 2005 as well as an increase in criticized and classified loans at September 30, 2006 compared to December 31, 2005.  Specifically, loans rated “special mention” and “substandard” totaled $10.3 million and $5.1 million at September 30, 2006, respectively, compared to only $2.0 million and $1.3 million at December 31, 2005, respectively.  These factors were partially offset by a decline in the historical loss rate in this portfolio to 3.18% at September 30, 2006, compared to 3.75% at December 31, 2005.

Loss reserves on automobile loans decreased $113 thousand, or 55%, to $92 thousand as of September 30, 2006, despite a 13% increase in the volume of loans in this category at September 30, 2006 relative to December 31, 2005.  The decline in required loss reserves for this loan category is due to the downward adjustment in established minimum loss rates for the “pass” category at September 30, 2006, compared to December 31, 2005.  As previously mentioned, the minimum loss rate adjustment for all loan categories was capped at 25 basis points commencing in the third quarter of 2006.

Loss reserves on consumer loans decreased $166 thousand, or 22%, to $587 thousand as of September 30, 2006, primarily due to the 19% decrease in the volume of consumer loans at September 30, 2006 relative to year-end 2005.  Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines.

Deposits

Deposits increased 13% to $7.10 billion at September 30, 2006, from $6.26 billion at December 31, 2005, largely due to $728.5 million in deposits acquired from Standard Bank.  Deposit growth was comprised of increases in time deposits of $648.8 million or 21%, money market accounts of $177.2 million or 18%, savings accounts of $68.7 million or 21%, and noninterest-bearing demand deposits of $21.2 million or 2%.  These increases were partially offset by a decrease in interest-bearing checking accounts of $74.9 million or 16%.  The acquisition of Standard Bank accounted for the large increase in time deposits, with their time deposit base comprising 74% of their total deposit portfolio.  Core deposits, or non-time deposit accounts, amounted to $3.30 billion at September 30, 2006, representing 47% of total deposits, with time deposits representing the remaining 53%.  This is comparable to the 50% core deposit ratio at year-end 2005.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2006	December 31, 2005
	(In thousands)

Noninterest-bearing demand	$1,353,195	$1,331,992
Interest-bearing checking	397,711	472,611
Money market	1,155,925	978,678
Savings	395,508	326,806
Total core deposits	3,302,339	3,110,087
Time deposits:
Less than $100,000	1,101,132	927,793
$100,000 or greater	2,696,205	2,220,707
Total time deposits	3,797,337	3,148,500
Total deposits	$7,099,676	$6,258,587

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one to three business days from the transaction date.  At September 30, 2006, federal funds purchased amounted to $118.0 million, a 29% increase from the $91.5 million balance at December 31, 2005.  FHLB advances increased 143% to $1.50 billion as of September 30, 2006, compared to $617.7 million at December 31, 2005.  A large portion of outstanding FHLB advances at September 30, 2006 totaling $670.0 million represents overnight advances, compared to $280.0 million as of December 31, 2005.  In January 2006, we entered into $50.0 million in term FHLB advances with 3-year maturity terms at a fixed rate of 4.66%.  These advances were made in connection with our community reinvestment initiatives.  During March 2006, we assumed $70.0 million in term FHLB advances from Standard Bank with original maturity terms ranging from 15 months to 10 years and fixed interest rates ranging from 4.01% to 5.71%.  To help fund our robust loan origination activity, we entered into $400.0 million in additional term FHLB advances during the third quarter of 2006.  These advances have maturity terms ranging from 28 months to five years and fixed rates ranging from 4.89% to 5.42%.

In addition to federal funds purchased and FHLB advances, we have outstanding securities sold under repurchase agreements totaling $825.0 million at September 30, 2006.  This compares to $325.0 million in outstanding repurchase agreements at December 31, 2005.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  The increase in repurchase agreements at September 30, 2006 is due to three separate issuances of additional repurchase agreements totaling $500.0 million during 2006.  The first transaction, amounting to $200.0 million, has an effective date of April 25, 2006 and a maturity date of April 25, 2016.  The interest rate is initially floating for the first two years from April 25, 2006 through April 25, 2008 based on the three-month Libor minus 125 basis points.  Thereafter, the rate is fixed at 5.128% for the remainder of the term.  As of September 30, 2006, the interest rate on this agreement is 4.235%.  The counterparty has the right to call the transaction on April 25, 2008 and quarterly thereafter until maturity.  The second transaction, also amounting to $200.0 million, has an effective date of June 6, 2006 and a maturity date of June 6, 2013.  The interest rate is initially floating for the first six months from June 6, 2006 through December 6, 2006 based on the three-month Libor minus 255 basis points.  Thereafter, the rate is fixed at 5.00% for the remainder of the term.  At September 30, 2006, the interest rate on this agreement is 2.84%.  The counterparty has the right to call the transaction on December 6, 2006 and quarterly thereafter until maturity.  The third transaction, amounting to $100.0 million, has an effective date of September 7, 2006 and a maturity date of September 7, 2016.  The interest rate is initially floating for the first nine months from September 7, 2006 through June 7, 2007 based on the three-month Libor minus 340 basis points. Thereafter, the rate is fixed at 4.7775% for the remainder of the term.  At September 30, 2006, the interest rate on this agreement is 1.99%.  The counterparty has the right to call the transaction on June 7, 2007 and quarterly thereafter until maturity.

During the second quarter of 2006, we also modified the terms of a $50.0 million repurchase agreement that we initially entered into in September 2005 in response to the rising interest rate environment.  Under the original terms of this seven-year agreement, the interest rate for the first year was based on the three-month Libor minus 100 basis points.  Thereafter, the rate was fixed at 4.075% through the original maturity date of September 6, 2012.  Under the modified terms, the interest rate on this instrument for the period from June 6, 2006 through December 6, 2006 is based on the three-month Libor minus 290 basis points.  Thereafter, the rate is fixed at 5.00% through the extended maturity date of June 6, 2013.  At September 30, 2006, the interest rate on this repurchase agreement is 2.49%.  Under the terms of the modification, the counterparty has the right to call the transaction on December 6, 2006 and quarterly thereafter until maturity.  The difference in the present value of the cash flows under the new terms of the debt instrument is less than 10% of the present value of the remaining cash flows under the original terms.  As such, this modification of debt terms is not considered substantial, and therefore, does not constitute as debt extinguishment in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  No gain or loss was recorded in the consolidated statements of income as a result of this debt modification.

As of September 30, 2006, long-term debt totaled $184.0 million, compared to $153.1 million at December 31, 2005.  Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with our various trust preferred securities offerings.  The increase in long-term debt at September 30, 2006 is due to the issuance of $30.9 million in junior subordinated debt securities through a pooled trust preferred offering.  Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VII, a wholly-owned subsidiary of the Company.  The securities have a 30-year maturity and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

During the nine months ended September 30, 2006, material changes outside the ordinary course of our business related to off-balance sheet arrangements or contractual obligations include $50.0 million in additional securities purchased under resale agreements, $500.0 million in additional securities sold under repurchase agreements and $30.9 million in additional junior subordinated debt.

The following table presents, as of September 30, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date.  These contractual obligations, except for the operating lease obligations, are included in the Condensed Consolidated Statement of Financial Condition.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)

Deposits	$3,784,434	$143,477	$105,959	$86,002	$3,302,340	$7,422,212
Federal funds purchased	118,049	—	—	—	—	118,049
FHLB advances	805,323	614,803	172,942	8,638	—	1,601,706
Securities sold under repurchase agreements	29,556	59,112	59,112	934,061	—	1,081,841
Notes payable	—	—	—	—	6,460	6,460
Long-term debt obligations	13,583	27,165	27,165	396,450	—	464,363
Operating lease obligations	9,052	15,207	11,423	28,446	—	64,128
Total contractual obligations	$4,759,997	$859,764	$376,601	$1,453,597	$3,308,800	$10,758,759

A schedule of significant commitments at September 30, 2006 follows:

Payment Due
(In thousands)
Undisbursed loan commitments	$2,250,589
Standby letters of credit	398,095
Commercial letters of credit	50,876

Capital Resources

Our primary source of capital is the retention of net after tax earnings.  At September 30, 2006, stockholders’ equity totaled $981.4 million, a 34% increase from $734.1 million as of December 31, 2005.  The increase is comprised of the following: (1) net income of $104.3 million recorded during the first nine months of 2006; (2) stock compensation costs amounting to $4.2 million related to grants of  restricted stock and stock options; (3) tax benefits of $9.9 million resulting from the exercise of nonqualified stock options; (4) tax benefits of $576 thousand resulting from the vesting of restricted stock; (5) net issuance of common stock totaling $8.4 million, representing 907,320 shares, pursuant to various stock plans and agreements; and (6) net issuance of common stock totaling $133.9 million, representing 3,647,440 shares, in connection with the Standard Bank acquisition.  These transactions were offset by (1) payments of quarterly cash dividends totaling $8.9 million and (2) an increase of $5.3 million in unrealized losses on available-for-sale securities.

As previously mentioned, we reduced additional paid-in capital in the amount of $8.2 million, representing the remaining deferred compensation balance in the consolidated statement of stockholders’ equity as of January 1, 2006.  The transaction was recorded in accordance with the transition provisions of SFAS No. 123(R) which we adopted on January 1, 2006.

On March 15, 2006, the Company issued $30.9 million in junior subordinated debt securities through a pooled trust preferred offering.  Similar to previous offerings, these securities were issued through a newly formed statutory business trust, Trust VII, a wholly-owned subsidiary of the Company.  The proceeds from the debt securities are loaned by Trust VII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Statement of Financial Condition.  The securities issued by Trust VII have a scheduled maturity of June 15, 2036 and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis.  At September 30, 2006, the interest rate on the junior subordinated debt was 6.74%.  The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

Our management is committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound.  We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  At September 30, 2006, the Bank’s Tier 1 and total capital ratios were 9.1% and 10.9%, respectively, compared to 8.8% and 11.0%, respectively, at December 31, 2005.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at September 30, 2006 to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.0%	10.9%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.2%	9.1%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.2%	8.1%	4.0%	5.0%

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

During the nine months ended September 30, 2006, we experienced net cash inflows from operating activities of $77.8 million, compared to net cash inflows of $103.8 million for the first nine months of 2005.  Net cash inflows from operating activities for the first nine months of 2006 and 2005 were primarily due to net income earned during the period.  A net increase in accrued interest receivable and other assets amounting to $30.1 million partially offset net income earned during the first nine months of 2006.

Net cash outflows from investing activities totaled $1.54 billion and $897.1 million for the first nine months of 2006 and 2005, respectively.  Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities.  These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

We experienced net cash inflows from financing activities of $1.49 billion for the nine months ended September 30, 2006, primarily due to net proceeds from securities sold under repurchase agreements and FHLB advances, as well as deposit growth.  During the same period in 2005, deposit growth, proceeds from federal funds purchased and securities sold under repurchase agreements, and the issuance of long-term debt largely accounted for net cash inflows from financing activities totaling $837.1 million.

 As a means of augmenting our liquidity sources, we have established federal funds lines with six correspondent banks and several master repurchase agreements with major brokerage companies.  At September 30, 2006, our available borrowing capacity includes $252.0 million in federal funds line facilities, $121.1 million in repurchase arrangements, and $1.72 billion in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At September 30, 2006, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California.  For the nine months ended September 30, 2006 and 2005, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $8.9 million and $7.9 million respectively.  As of September 30, 2006, approximately $229.2 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

Our overall strategy is to monitor the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis.  The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2006 and December 31, 2005, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
+200	1.9%	1.1%	(4.9)%	(12.5)%
+100	1.6%	0.9%	(2.1)%	(5.2)%
-100	(2.0)%	(1.6)%	(3.0)%	2.9%
-200	(3.8)%	(4.1)%	(7.1)%	3.8%

(1)          The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)          The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2006 and December 31, 2005.  At September 30, 2006 and December 31, 2005, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2006.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							September 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2006
	(Dollars in thousands)
Assets:
Federal funds sold	$13,500						$13,500	$13,500
Weighted average rate	5.13%						5.13%

Interest-bearing deposits in other banks	$99						$99	$99
Weighted average rate	3.15%						3.15%

Securities purchased under resale agreements	$50,000	$50,000					$100,000	$102,574
Weighted average rate	7.00%	8.00%					8.00%

Investment securities available-for-sale (fixed rate)	$690,185	$39,491	$69,491	$49,490	$134,490	$34,740	$1,017,887	$1,016,239
Weighted average rate	4.65%	4.35%	5.36%	5.20%	5.77%	5.42%	4.89%

Investment securities available-for-sale (variable rate) (1)	$431,970	$31,091	$15,100	$6,662			$484,823	$473,873
Weighted average rate	5.13%	3.84%	3.86%	4.19%			4.99%

Total gross loans	$5,708,688	$976,891	$847,955	$508,993	$232,851	$172,388	$8,447,766	$8,611,241
Weighted average rate	7.98%	6.36%	6.37%	6.44%	6.71%	6.27%	7.47%

Liabilities:
Checking accounts	$397,711						$397,711	$397,711
Weighted average rate	1.49%						1.49%

Money market accounts	$1,155,925						$1,155,925	$1,155,925
Weighted average rate	4.00%						4.00%

Savings deposits	$395,508						$395,508	$395,509
Weighted average rate	0.71%						0.71%

Time deposits	$3,706,067	$58,147	$5,925	$25,184	$1,371	$643	$3,797,337	$3,781,569
Weighted average rate	4.47%	4.28%	4.17%	3.05%	4.40%	4.47%	4.46%

Federal funds purchased	$118,014						$118,014	$118,014
Weighted average rate	5.38%						5.38%

FHLB advances (variable rate)	$670,000						$670,000	$670,000
Weighted average rate	5.47%						5.47%

FHLB term advances (fixed rate)	$96,879	$175,000	$385,000	$110,000	$55,000	$8,000	$829,879	$830,500
Weighted average rate	2.67%	5.23%	5.09%	5.09%	5.20%	4.45%	4.84%

Securities sold under repurchase agreements	$825,000						$825,000	$815,121
Weighted average rate	3.58%						3.58%

Subordinated debt	$75,000						$75,000	$82,100
Weighted average rate	6.60%						6.60%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$26,747
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$87,631						$87,631	$89,878
Weighted average rate	7.19%						7.19%

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

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg.  The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams.  The total amount paid in conjunction with these swap agreement amendments was $4.2 million on

April 1, 2005.  The fair values of both the embedded derivatives and equity swap agreement amounted to $7.8 million and $3.5 million at September 30, 2006 and December 31, 2005, respectively.  The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets.  The fair value of the derivative contracts is estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement.  The significant increase in the fair value of the derivative contracts since December 31, 2005 can be attributed to a 33% rise in the index value combined with a 21% increase in the implied volatility of the HSCEI call options as of September 30, 2006, relative to year-end 2005.

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

ITEM 1A. RISK FACTORS

There are no material changes to our risk factors as presented in the Company’s 2005 Form 10-K under the heading “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Repurchases of the Company’s securities during the third quarter of 2006 are as follows:

			Total Number	Approximate Dollar
	Total		of Shares	Value of Shares that
	Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs
July 31, 2006	—	$—	—	(2)
August 31, 2006	—	$—	—	(2)
September 30, 2006	—	$—	—	(2)
Total	—	$—	—	$7,000,000

(1)          Excludes 10,043 shares totaling $341 thousand due to forfeitures of restricted stock awards during the third quarter of 2006 pursuant to the Company’s 1998 Stock Incentive Plan.

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

Not applicable.

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

Dated: November 8, 2006

EAST WEST BANCORP, INC.

	By:	/s/ Julia Gouw
JULIA GOUW
Executive Vice President and Chief Financial Officer