Form 10-K
period 2006-12-31
EAST WEST BANCORP INC
filed 2007-03-01
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .

Commission file number 000-24939

EAST WEST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4703316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
135 North Los Robles Ave., 7th Floor, Pasadena, California	91101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(626) 768-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ “Global Select Market”

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filed ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates is approximately $2,265,914,061 (based on the June 30, 2006 closing price of Common Stock of $37.91 per share).

As of January 31, 2007, 61,511,243 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Stockholders - Part III

EAST WEST BANCORP, INC.
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings and financial condition. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. For a discussion of some of the factors that might cause such differences, see “Item 1A. RISK FACTORS.” The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1. BUSINESS

Organization

East West Bancorp, Inc.   East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the “Bank”. The Bank is the Company’s principal asset. In addition to the Bank, the Company has eight other subsidiaries, namely East West Insurance Services, Inc., East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III, East West Capital Trust IV, East West Capital Trust V, East West Capital Trust VI, and East West Capital Trust VII.

East West Insurance Services, Inc.   On August 22, 2000, East West completed the acquisition of East West Insurance Services, Inc. or, the “Agency”, in a stock exchange transaction. The Agency provides business and consumer insurance services to the Southern California market. The Agency runs its operations autonomously from the operations of the Company.

Other Subsidiaries of East West Bancorp, Inc.   The Company has established seven other subsidiaries as statutory business trusts, East West Capital Trust I and East West Capital Trust II in 2000, East West Capital Statutory Trust III in 2003, East West Capital Trust IV and East West Capital Trust V in 2004, East West Capital Trust VI in 2005, and East West Capital Trust VII in 2006, collectively referred to as the “Trusts”. In seven separate private placement transactions, the Trusts have issued either fixed or variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. In accordance with Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”), the Trusts are not consolidated into the accounts of the Company.

East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2006, the Company had $10.82 billion in total consolidated assets, $8.18 billion in net consolidated loans, and $7.24 billion in total consolidated deposits.

The principal office of the Company is located at 135 N. Los Robles Ave., 7th Floor, Pasadena, California 91101, and the telephone number is (626) 768-6000.

East West Bank.   East West Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. From 1973 until the early 1990’s, the Bank conducted a traditional savings and loan business by making predominantly long-term, single family residential and commercial and multifamily real estate loans. These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank of San Francisco. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995. The Bank now also provides loans for commercial, construction, and residential real estate projects and for the financing of international trade for companies in California.

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

On March 17, 2006, the Bank completed its acquisition of Standard Bank, a federal savings bank headquartered in Monterey Park, California. The purchase price was $200.3 million with sixty-seven percent paid in stock and the remainder in cash. Standard Bank provided banking services to the community through six branches in the Los Angeles metropolitan area. The Bank acquired approximately $490.0 million in net loans receivable and assumed $728.5 million in deposits through this acquisition.

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

The Bank continues to expand its market presence in the international arena. On January 20, 2003, the Bank opened its first overseas office in Beijing, China. The Beijing representative office serves to further develop the Bank’s existing international banking capabilities. In addition to facilitating traditional letters of credit and trade finance business, the Beijing office allows the Bank to assist existing clients, as well as develop new business relationships. Through this office, the Bank is focused on growing its export-import lending volume by aiding domestic exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships with a variety of Chinese financial institutions.

On August 1, 2006, we received approval from the Hong Kong Monetary Authority (“HKMA”) to open a branch in Hong Kong. This branch is the Bank’s first full-service branch office offering a variety of deposit, loan, and international banking products. The Hong Kong branch commenced business operations during the first quarter of 2007. On December 31, 2006, we also received regulatory approval to open a representative office in Shanghai, China. Similar to the Beijing representative office, the Shanghai office is anticipated to augment the Bank’s international banking capabilities in the greater China region relative to its existing client base as well as new business relationships.

Banking Services

The Bank was the second largest independent commercial bank headquartered in Southern California as of December 31, 2006, and one of the largest banks in the United States that focuses on the Chinese-American community. Through its network of 60 banking locations, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers’ checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

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

The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in laws and regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and offer a broader range of financial services than the Bank. The Bank has 59 branches in California located in the following counties: Los Angeles, Orange, San Bernardino, San Francisco, San Mateo, Santa Clara and Alameda. Neither the deposits nor loans of the offices of the Bank exceed 1% of the deposits or loans of all financial services companies located in the counties in which it operates.

Additionally, the Bank has one branch in Houston, Texas as a result of the UNB acquisition in September 2005.

Recently Issued Accounting Standards

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. The adoption of this Statement on January 1, 2005 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has evaluated the Company’s uncertain tax positions in accordance with the provisions of FIN 48. During the first quarter of 2007, the adoption of this standard is expected to result in a reduction of retained earnings by approximately $6.5 million to $7.5 million. This adjustment will be recorded on a net of tax basis.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to fully recognize obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No, 158 require employers to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income in the statement of changes in stockholders’ equity. Statement No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. It is not anticipated that adoption will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS N0. 157. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

Economic Conditions, Government Policies, Legislation, and Regulation

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on our interest-earning assets, such as loans extended to customers and securities held in our investment portfolio, will comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. The Company cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. In addition, the outcome of any investigations initiated by state or federal authorities or litigation may result in necessary changes in our operations, additional regulation and increased compliance costs.

Supervision and Regulation

General.   The Company and the Bank are extensively regulated under both federal and state laws. Regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”) and not for the benefit of stockholders. Set forth below is a summary description of key laws and regulations which relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

The Company.   As a bank and financial holding company, the Company is subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (or BHCA). The Company is required to file with the FRB periodic reports and such additional information as the FRB may require.

The FRB may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain FRB approval prior to purchasing or redeeming our equity securities. Further, we are required by the FRB to maintain certain levels of capital. See “Capital Standards.”

The Company is required to obtain prior FRB approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of a bank holding company with another bank holding company. Similar state banking agency approvals may also be required. Certain competitive, management, financial and other factors are considered by the bank regulatory agencies in granting these approvals.

With certain exceptions, the Company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to subsidiaries. However, subject to prior notice or FRB approval, bank holding companies may engage in any, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may also engage in these nonbanking and certain other activities without prior FRB approval pursuant to our election as a financial holding company.

FRB regulations require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both. The FRB’s bank holding company rating system also emphasizes risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

Financial Holding Company Status

In order to elect or retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (or CRA). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Company elected to become a financial holding company on July 17, 2000 and is currently in compliance with the financial holding company election requirements.

As a financial holding company, we may affiliate with securities firms and insurance companies and engage in other activities without prior FRB notice or approval that are determined to be financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

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

The Bank.   As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI. In September 2004, the Bank became a member bank of the Federal Reserve System and the FRB replaced the FDIC as the Bank’s primary federal regulator. If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the DFI and the FRB. These remedies include the power to require affirmative action to correct any conditions resulting from any violation or practice; enter into informal nonpublic or formal public memoranda of understanding or written agreements with the Bank to take corrective action; issue an administrative cease and desist order that can be judicially enforced; direct an increase in capital; enjoin unsafe and unsound practices; restrict the Bank’s growth; assess civil monetary penalties; and remove officers and directors. Ultimately, the DFI could take possession and close and liquidate the Bank.

Changes such as the following in federal or state banking laws or the regulations, policies or guidance of the federal or state banking agencies could have an adverse cost or competitive impact on the Company, the Bank and our operations:

(i) In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (CRE) loans which establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration.” Management believes that the Bank’s CRE portfolio as of December 31, 2006 does not have the risks associated with high CRE concentration due to mitigating factors, including low loan-to-value ratios, adequate debt coverage ratios and a wide variety of property types.

(ii) In September 2006, the federal banking agencies issued final guidance on alternative residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the introductory period; (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves; and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. The Bank believes its products and disclosures are in conformance with the requirements of the guidance.

(iii) Pursuant to the Financial Services Regulatory Relief Act of 2006, the SEC and the FRB have released, as Regulation R, joint proposed rules expected to be finalized by midyear to implement exceptions provided for in the Gramm-Leach-Bliley Act (“GLBA”) for bank securities activities which banks may conduct without registering with the SEC as securities brokers or moving such activities to a broker-dealer affiliate. The proposed Regulation R “push out” rules exceptions would allow a bank, subject to certain conditions, to continue to conduct securities transactions for customers as part of the Bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer. The proposed rules, if adopted, are not expected to have a material effect on the current securities activities which the Bank now conducts for customers.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank. However, in order to form a financial subsidiary, the Bank must be “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. Further, the Bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the Bank’s assets. The Bank must also have policies and procedures to assess financial subsidiary risk and protect the Bank from such risks and potential liabilities and would be subject to the same capital deduction, risk management and affiliate transaction rules as are applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, under present law, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate brokerage or development or in merchant banking activities. Presently, none of the Bank’s subsidiaries are financial subsidiaries.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB”). Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2006, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $77.5 million.

Federal Reserve System

FRBThe Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2006, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the Federal Reserve Bank of San Francisco (the “Reserve Bank”). At December 31, 2006, the Bank held an investment of $17.8 million in Reserve Bank capital stock.

Interstate Banking and Branching

Subject to certain size limitations under the Riegle-Neal Interstate Banking Act, bank holding companies and banks have the ability to acquire or merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently has one interstate branch in Houston, Texas.

Securities Registration

The Company’s securities are registered with the SEC under the Exchange Act of 1934, as amended. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

Foreign Operations

The Bank has a branch in Hong Kong and a representative office in Beijing, China, and has received approval to open another representative office in Shanghai, China.

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters and, among other things:

•                     required executive certification of financial presentations;

•                     increased requirements for board audit committees and their members;

•                     enhanced disclosure of controls and procedures and internal control over financial reporting;

•                     enhanced controls on, and reporting of, insider trading; and

•                     increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

This legislation and its implementing regulations resulted in increased costs of compliance, including certain outside professional costs. To date, these costs have not had a material impact on our operations.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to the Company. An FRB policy statement provides that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Capital Standards”.

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $315.6 million at December 31, 2006. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier I capital. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock and trust-preferred securities that do not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated “well-capitalized,” the minimum leverage ratio of Tier I capital to total assets must be 3%.

An institution’s risk-based capital, leverage capital and tangible capital ratios together determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2006, the Company’s and the Bank’s capital ratios exceed these minimum percentage requirements for “well capitalized” institutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” for further information regarding the regulatory capital guidelines as well as the Company’s and the Bank’s actual capitalization as of December 31, 2006.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008. In October 2006, the U.S. federal banking agencies issued a notice of proposed rulemaking for comment to implement Basel II for U.S. banks with certain differences from the international Basel II framework and which would not be fully in effect for U.S. banks until 2012. Further, the U.S. banking agencies propose to retain the minimum leverage requirement and prompt corrective action regulatory standards. In December 2006, the federal banking agencies issued another notice of proposed rulemaking for comment, referred to as Basel IA, that proposed alternative capital requirements for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II. Additional guidance on Basel II issued in February 2007 stated the agencies’ expectation that to determine the extent to which banks should hold capital in excess of regulatory minimum levels, examiners would look at the combined implications of a bank’s compliance with qualification requirements for regulatory risk-based capital standards, the quality and results of the bank’s internal capital adequacy assessment process, and the examiners’ assessment of the bank’s risk profile and capital position. At this time the impact that proposed changes in capital requirements may have on the cost and availability of different types of credit and the potential compliance cost to us of implementing Basel II or Basel IA, as applicable, are uncertain.

The federal banking agencies possess broad powers under the Federal Deposit Insurance Act (“FDI Act”) to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any undercapitalized category. In addition, the federal banking agencies have adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

Premiums for Deposit Insurance

Through the DIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Federal Deposit Insurance Reform Act of 2006, or FDIRA, provides, among other things, for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC issued final regulations, effective January 1, 2007, implementing the provisions of FDIRA, and in February 2007 issued for comment guidelines, including business line concentrations and risk of failure and severity of loss in the event of failure, to be used by the FDIC for possibly raising premiums by up to 0.50 basis points for large banks with $10 billion or more in assets. The Bank expects to receive a one-time assessment credit that is expected to exceed any increase in assessments by the FDIC in 2007.

All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2006 was 1.24 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DFI.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 25% of the sum of the shareholders’ equity, allowance for loan losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15% of the sum of the shareholders’ equity, allowance for loan losses, capital notes and debentures of the bank. The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•                     a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

•                     any company controlled by any such executive officer, director or shareholder; or

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

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments to or in any affiliate are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank’s capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the Bank’s affiliate serves as investment advisor, and financial subsidiaries. Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.

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

The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for the Company and the Bank.

Consumer Laws

Examination and enforcement by the state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

The Home Ownership and Equity Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically, however, predatory lending involves at least one, and perhaps all three, of the following elements:

•              making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);

•              inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and/or

•              engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Regulations and banking agency guidelines aimed at curbing predatory lending significantly widen the pool of high-cost home-secured loans covered by HOEPA. In addition, the regulations bar certain refinances within a year with another loan subject to HOEPA by the same lender or loan servicer. Lenders also will be presumed to have violated the law—which says loans should not be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Bank does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

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

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, state laws may impose more restrictive limitations on the ability of financial institutions to disclose such information. California has adopted such a privacy law that, among other things, generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, the federal financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years. The agencies have also proposed guidelines required by the FACT Act for financial institutions and creditors which require financial institutions to identify patterns, practices and specific forms of activity, known as “Red Flags,” that indicate the possible existence of identity theft and require financial institutions to establish reasonable policies and procedures for implementing these guidelines.

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

The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of May 15, 2006, the Bank was rated “satisfactory.”

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher priced mortgage loans for review by the federal banking agencies from a fair lending perspective. We do not expect the HMDA data reported by the Bank to raise material issues regarding its compliance with the fair lending laws.

The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

The National Flood Insurance Act, or NFIA, requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance. Hurricane Katrina focused awareness on this requirement. Lenders are required to provide notice to borrowers of special flood hazard areas and require such coverage before making, increasing, extending or renewing such loans. Financial institutions which demonstrate a pattern and practice of lax compliance are subject to the issuance of cease and desist orders and the imposition of per loan civil money penalties, up to a maximum fine which currently is $125,000. Fine payments are remitted to the Federal Emergency Management Agency for deposit into the National Flood Mitigation Fund.

Due to heightened regulatory concern related to compliance with HOEPA, privacy laws and regulations, FACT, Check 21, ECOA, TILA, FH Act, CRA, HMDA, RESPA, and NFIA generally, the Bank may incur additional compliance costs or be required to expend additional funds for CRA investments.

Regulation of Nonbank Subsidiaries

Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. East West Insurance Services, Inc. is subject to the licensing and supervisory authority of the California Commissioner of Insurance.

Employees

East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2006, the Bank had a total of 1,243 full-time employees and 55 part-time employees and the Agency had a total of 14 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

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

Name	Age (1)	Position with Company or Bank
Dominic Ng	48	Chairman of the Board, President, and Chief Executive Officer of the Company and the Bank
Wellington Chen	47	Executive Vice President and Director of Corporate Banking Division of the Bank

K.Y. Cheng	54	Executive Vice President and Director of International Trade Banking
Donald S. Chow	56	Executive Vice President and Director of Commercial Lending of the Bank
Robert L. Dingle, Jr.	55	Executive Vice President and Chief Information Officer of the Bank
Richard Ercole	64	Executive Vice President and Director of Treasury Management Services of the Bank
William H. Fong	59	Executive Vice President and Head of Northern California Commercial Lending of the Bank
Agatha Fung	47	Executive Vice President and Head of International Banking of the Bank
Julia S. Gouw	47	Executive Vice President and Chief Financial Officer of the Company and the Bank
Douglas P. Krause	50	Executive Vice President, General Counsel, and Secretary of the Company and the Bank
Michael W. Lai	56	Executive Vice President and Director of Retail Operations of the Bank
Kelvin Lee	50	Managing Director, Community Banking Division, of the Bank
William J. Lewis	63	Executive Vice President and Chief Credit Officer of the Bank
Steven D. Munter	50	Executive Vice President and Director of Commercial Banking of the Bank
David L. Spigner	46	Executive Vice President and Chief Strategic Officer of the Bank
Andy Yen	49	Executive Vice President and Director of Business Banking of the Bank

(1)          As of February 28, 2007

Dominic Ng serves as Chairman, President and Chief Executive Officer of East West Bancorp, Inc. and East West Bank. Prior to taking the helm of East West in 1992, Mr. Ng was President and Chief Executive Officer of Seyen Investment, Inc. and before that spent over a decade as a CPA with Deloitte & Touche LLP. Mr. Ng serves on the Boards of Directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch and Mattel, Inc.

Wellington Chen serves as Executive Vice President and Director of Corporate Banking Division. Prior to joining East West in 2003, Mr. Chen was Senior Executive Vice President of Far East National Bank (Far East), heading up their Commercial Banking and Consumer Banking groups. He also served on the Board of Directors of Far East. Mr. Chen’s career with Far East started in 1986 and included a variety of branch and credit management positions. Prior to that, Mr. Chen spent three years with Security Pacific National Bank where he began his banking career as an asset-based lending auditor. Mr. Chen serves on the Board of Directors of the Pasadena Tournament of Roses Foundation.

K. Y. Cheng serves as Executive Vice President and Director of International Trade Banking. Prior to joining the Bank in 1999, Mr. Cheng was the general manager of the Pacific Rim Business Division at Union Bank of California. Mr. Cheng has over 25 years of experience in banking and has focused his career on international, corporate and correspondent banking. He has also held positions at Wells Fargo Bank, First Interstate Bank and Mitsui Manufacturing Bank. He serves as Vice Chairman of the Board of the International Bankers Association of California and as Executive Director of the Los Angeles Economic Development Corporation. Mr. Cheng is also a member of the Pacific Council on International Policy and has been nominated to be the Pacific Rim Committee Chair of the Los Angeles Chamber of Commerce.

Donald S. Chow serves as Executive Vice President and Director of Commercial Lending. Mr. Chow has over 30 years of experience in commercial lending. Before joining East West in 1993, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank from 1987 to 1993, and prior to that spent over 14 years with Security Pacific National Bank where he held a number of management positions in the commercial lending area.

Robert L. Dingle, Jr. serves as Executive Vice President and Chief Information Officer. Prior to joining East West in November 2005, Mr. Dingle held CIO positions at IndyMac Bank, Resource Bancshares, First Union and Directors Mortgage. He also worked with Booz, Allen & Hamilton and Southwest Bancshares. Mr. Dingle has over 25 years of experience in the financial services industry.

Richard Ercole serves as Executive Vice President and Director of Treasury Management Services. Mr. Ercole heads the development of the Bank’s cash management products and services. Prior to joining East West in April 2006, Mr. Ercole led Bank of America’s Los Angeles treasury management sales team. His 30-year banking career also includes experience in product management and development with Union Bank and senior positions with Security Pacific National Bank and Huntington Bancshares.

William H. Fong serves as Executive Vice President and Head of the Bank’s Northern California Commercial Lending division. Mr. Fong joined East West in April 2006 from United Commercial Bank where he was the Head of Commercial Banking. Prior to this, Mr. Fong spent 23 years with the BNP Paribas/Bank of the West group. His responsibilities as an Executive Vice President with Bank of the West included the oversight of the Pacific Rim Division’s Corporate Banking department as well as the strategic planning and development of the division’s branch network in Portland, California, Nevada, and representative offices in Taiwan and Shanghai. Before transferring to Bank of the West, Mr. Fong spent 20 years with BNP Paribas as Director of the Asia Desk.

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

Julia S. Gouw serves as Executive Vice President and Chief Financial Officer of East West Bancorp, Inc. and East West Bank. Prior to joining East West in 1989, Ms. Gouw spent over five years as a

CPA with KPMG LLP. She was ranked among the top ten bank CFOs in the nation by U.S. Banker in January 2006. She serves on the Board of Visitors of the UCLA School of Medicine and is the founding chair of the Executive Advisory Board of the Iris Cantor-UCLA Women’s Health Center. Ms. Gouw is also on the Board of Directors of Huntington Memorial Hospital.

Douglas P. Krause serves as Executive Vice President, General Counsel and Corporate Secretary of East West Bancorp, Inc. and East West Bank. Prior to joining East West in 1996, Mr. Krause was Corporate Senior Vice President and General Counsel of Metrobank from 1991 to 1996. Prior to that, Mr. Krause was with the law firms of Dewey Ballantine, and Jones, Day, Reavis and Pogue where he specialized in financial services. Mr. Krause also serves on the governing boards of the Port of Los Angeles and of the Alameda Corridor Transportation Authority; he is the chairman of the Audit Committees of both Commissions.

Michael W. Lai serves as Executive Vice President and Director of the Bank’s Retail Operations. Mr. Lai has over 25 years of experience in banking and has held a number of senior management positions. Before joining East West in 2000, Mr. Lai managed several private investments and provided consulting services to various financial institutions related to business organization and financing issues. Prior to that, Mr. Lai served as President, Chief Executive Officer and Director of United Savings Bank from 1994 to 1996, and as Senior Vice President, Chief Credit Officer and Director from 1991 to 1994. Mr. Lai has also worked in various management capacities for financial institutions located in New York and Hong Kong.

Kelvin Lee serves as Managing Director, heading the Bank’s Community Banking Division. Prior to joining East West in 2000, Mr. Lee was the Deputy Director, Global Strategic Alliance Group, of Deloitte & Touche LLP. Mr. Lee started his banking career with Sumitomo Bank of California in 1980 and later joined Sanwa Bank of California in 1986, where he established its Pacific Rim Banking unit. Mr. Lee serves on the advisory Board of the Asia Society Southern California Center and on the Board of Governors of the Little Tokyo Service Center. He was also past President of the Asian Business League of Southern California and the Asian Youth Center.

William J. Lewis serves as Executive Vice President and Chief Credit Officer. Mr. Lewis joined the Bank in 2002 with over 35 years of banking experience, during which time he has held a number of senior management positions. He was Executive Vice President and Chief Credit Officer of PriVest Bank from 1998 to 2002 and held the same positions with Eldorado Bank from 1994 to 1998. Prior to this, Mr. Lewis was with Sanwa Bank for over 12 years where he administered a 35 branch region. Before that, Mr. Lewis spent 13 years with First Interstate Bank where he held a variety of branch and credit management positions.

Steven D. Munter serves as Executive Vice President and Director of Commercial Lending. Prior to joining East West in November 2006, Mr. Munter spent over 25 years with Bank of America where he held a number of senior management positions, most recently as the Commercial Banking National Credit Products Executive for Government, Healthcare and Institutions. His long standing global career with Bank of America has also included assignments in Central and South America and, for five years in Asia, where he held senior positions with Banc America Securities, Japan.

David L. Spigner serves as Executive Vice President and Chief Strategic Officer. Prior to joining East West in April 2004, Mr. Spigner served as Managing Principal of Strategic Business Management, a management consulting practice of which the Bank was a client. His career includes eight years in management consulting, five of which he worked for Deloitte & Touche LLP. He served as President and Chief Executive Officer of Lil Tots, LLC for five years and, prior to that, spent three years as President of Seyen Trading Inc.

Andy Yen serves as Executive Vice President and Director of Business Banking Division. Mr. Yen joined the Bank in September 2005 through its merger with United National Bank. Before being promoted to President of UNB in 2001, Mr. Yen was the Executive Vice President from 1998 to 2000; and Senior Vice President from 1992 to 1997, overseeing both the operations and lending functions of UNB. Mr. Yen also served as a member of the Board of Directors of UNB from 1992 to 2005. Mr. Yen has over 20 years experience in commercial and real estate lending and also held positions at Tokai Bank of California and Trans National Bank before he joined UNB.

ITEM 1A. RISK FACTORS

Risk Factors That May Affect Future Results

In addition to the other information on the risks we face and our management of risk contained in this annual report or in our other SEC filings, the following are significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

Changes in economic conditions could materially hurt our business.   Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions could result in the following consequences:

•              problem assets and foreclosures may increase;

•              demand for our products and services may decline;

•              low cost or non-interest bearing deposits may decrease; and

•              collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California where our business is concentrated.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.   A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Significant fluctuations in market interest rates could materially and adversely affect not only our net interest spread, but also our asset quality and loan origination volume.

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.   Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

Failure to manage our growth may adversely affect our performance.   Our financial performance and profitability depend on our ability to manage our recent and possible future growth. Future acquisitions and our continued growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face strong competition from financial services companies and other companies that offer banking services.   We conduct most of our operations in California. The banking and financial services businesses in California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.   A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. If real estate prices decline, particularly in California, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. A large majority of our loans is collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security.

If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.   A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our loan portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our results of operations.

If we cannot attract deposits, our growth may be inhibited.   Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets. We cannot assure you that these efforts will be successful.

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

The Bank owns the buildings and land at 12 of its retail branch offices. Three of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2007 to 2020, exclusive of renewal options.

Due to the Bank’s continuing growth and expansion, we entered into several new leases during 2006 related primarily to new branch locations, including the Hong Kong branch, as well as additional administrative locations. The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

At December 31, 2006, the Bank’s consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $43.9 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2006, was $21.4 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $9.2 million during 2006.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

East West Bancorp, Inc. commenced trading on the NASDAQ National Market on February 8, 1999 under the symbol “EWBC.”  The following table sets forth the range of sales prices for the Company’s common stock for the years ended December 31, 2006 and 2005.

	2006		2005
	High	Low	High	Low
First quarter	$39.59	34.83	$42.29	$34.86
Second quarter	41.75	36.56	37.29	30.68
Third quarter	41.20	36.71	38.43	32.09
Fourth quarter	39.77	34.29	38.88	31.57

The foregoing reflects information available to the Company and does not necessarily include all trades in the Company’s stock during the periods indicated. The closing price of our common stock on January 31, 2007 was $38.40 per share, as reported by the Nasdaq National Market.

Issuance of Common Stock

On March 17, 2006, we issued 3,647,440 shares of common stock at a price of $36.70 in conjunction with the acquisition of Standard Bank. The stock was issued without registration under the Securities Act pursuant to a fairness hearing conducted in compliance with Section 3(a)(10) of the Securities Act.

Holders

As of January 31, 2007, 61,511,243 shares of the Company’s common stock were held by 1,739 shareholders of record.

Dividends

We declared and paid cash dividends of $0.05 per share during each of the four quarters of 2006 and 2005. On January 24, 2007, the Company’s Board of Directors announced a 100% quarterly dividend increase to $0.10 per share beginning in the first quarter of 2007. Refer to “Item 1. BUSINESS – Supervision and Regulation – Dividends and Other Transfer of Funds” for information regarding dividend payment restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,728,171	$17.81	3,835,804
Equity compensation plans not approved by security holders	-	-	-
Total	2,728,171	$17.81	3,835,804

Stock Performance Graph

The following graph shows a comparison of stockholder return on the Company’s common stock based on the market price of the common stock assuming the reinvestment of dividends, with the cumulative total returns for the companies in the SNL Western Bank Index for the 5-year period beginning on December 31, 2001 through December 31, 2006. This graph is historical only and may not be indicative of possible future performance of the common stock.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
East West Bancorp, Inc.	100.00	141.30	212.38	334.22	292.29	285.23
SNL Western Bank Index	100.00	109.41	148.21	168.43	175.36	197.86

Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 23, 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company’s common stock.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein.

	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Summary of Operations:
Interest and dividend income	$660,050	$411,399	$252,070	$178,543	$167,288
Interest expense	292,568	131,284	52,897	35,232	48,979
Net interest income	367,482	280,115	199,173	143,311	118,309
Provision for loan losses	6,166	15,870	16,750	8,800	10,200
Net interest income after provision for loan losses	361,316	264,245	182,423	134,511	108,109
Noninterest income	34,358	29,649	30,371	31,081	23,364
Noninterest expense	161,893	123,533	91,461	75,932	62,657
Income before provision for income taxes	233,781	170,361	121,333	89,660	68,816
Provision for income taxes	90,412	61,981	43,311	30,668	20,115
Income before cumulative effect of change in accounting principle	143,369	108,380	78,022	58,992	48,701
Cumulative effect of change in accounting principle, net of tax (1)	-	-	-	-	788
Net income	$143,369	$108,380	$78,022	$58,992	$49,489
Basic earnings per share (2)	$2.40	$2.03	$1.54	$1.23	$1.05
Diluted earnings per share (2)	$2.35	$1.97	$1.49	$1.19	$1.00
Dividends per share (2)	$0.20	$0.20	$0.20	$0.20	$0.14
Average number of shares outstanding, basic (2)	59,605	53,454	50,654	48,112	47,192
Average number of shares outstanding, diluted (2)	60,909	55,034	52,297	49,486	49,260
At Year End:
Total assets	$10,823,711	$8,278,256	$6,028,880	$4,055,433	$3,321,489
Loans receivable, net	8,182,172	6,724,320	5,080,454	3,234,133	2,313,199
Investment securities available-for-sale	1,647,080	869,837	534,452	445,142	531,607
Deposits	7,235,042	6,258,587	4,522,517	3,312,667	2,926,352
Federal Home Loan Bank advances	1,136,866	617,682	860,803	281,300	34,000
Stockholders’ equity	1,019,390	734,138	514,309	361,983	302,117
Shares outstanding (2)	61,431	56,519	52,501	48,857	47,764
Book value per share (2)	$16.59	$12.99	$9.80	$7.41	$6.33
Financial Ratios:
Return on average assets	1.46%	1.55%	1.57%	1.64%	1.63%
Return on average equity	15.78	18.27	17.86	18.12	18.29
Dividend payout ratio	8.35	9.88	12.93	16.31	12.87
Average stockholders’ equity to average assets	9.26	8.48	8.77	9.04	8.92
Net interest margin	3.98	4.22	4.24	4.26	4.14
Efficiency ratio (3)	37.16	36.53	35.64	38.57	39.64
Asset Quality Ratios:
Net (recoveries) chargeoffs to average loans	(0.01)%	0.08%	0.12%	0.06%	0.11%
Nonperforming assets to year end total assets	0.18	0.36	0.10	0.16	0.37
Allowance for loan losses to year end total gross loans	0.95	1.01	0.99	1.20	1.50

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein. Information related to share volume and per share amounts have been adjusted to reflect the two-for-one stock split that became effective on June 21, 2004.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 of our consolidated financial statements presented elsewhere herein and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors we examine to assess impairment include the severity and duration of the loss, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we reexamine the financial resources and overall ability the Company has and the intent management has to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in previous periods, which are deemed to be “other-than-temporarily” impaired as of December 31, 2006. Investment securities are discussed in more detail in Note 5 to the Company’s consolidated financial statements presented elsewhere herein.

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

A detailed discussion of our allowance for loan loss methodologies can be found in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Allowance for Loan Losses.”  As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we continue to enhance our methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the factors cited above could have a significant impact on the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion should also be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein including the section entitled “Loans and Allowance for Loan Losses.”

Loan Sales

We routinely sell and securitize single family and multifamily loans to secondary market investors. When mortgage loans are sold, we generally retain the right to service these loans and we may retain residual and other interests, which are considered retained interests in the sold or securitized loans. The gain on sale recorded on these loans depends, in part, on our allocation of the previous carrying amount of the loans to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the loans sold and the interests retained. The fair values of retained interests are estimated based upon the present value of the associated expected future cash flows taking into consideration future prepayment rates, discount rates, expected credit losses, and other factors that impact the value of the retained interests.

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

Goodwill Impairment

Under SFAS No. 142, Goodwill and Other Intangibles, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s four major operating segments identified in Note 24 to the Company’s consolidated financial statements presented elsewhere herein). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. The fair values of the reporting units are determined primarily using discounted cash flow models based on each reporting unit’s internal forecasts. For additional information regarding goodwill, see Note 10 to the Company’s consolidated financial statements presented elsewhere herein.

Share-Based Compensation

We account for share-based awards to employees, officers, and directors in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. We adopted SFAS No. 123(R), as required, on January 1, 2006. Prior to 2006, we recognized stock-based compensation expense for employee share-based awards based on their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

We adopted SFAS No. 123(R) using the modified prospective approach. Under the modified prospective approach, prior periods are not restated for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified, repurchased or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosures under the original SFAS No. 123.

We have granted nonqualified stock options and restricted stock. Most of our stock option and restricted stock awards include a service condition that relates only to vesting. The stock option awards generally vest in one to four years from the grant date, while the restricted stock awards generally vest in three to five years from the date of grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

We use an option-pricing model to determine the grant-date fair value of our stock options which is affected by assumptions regarding a number of complex and subjective variables. These methods used to determine these variables are generally similar to the methods used prior to 2006 for the purposes of our pro forma disclosures under SFAS No. 123. We make assumptions regarding expected term, expected volatility, expected dividend yield, and risk-free interest rate in determining the fair value of our stock options. The expected term represents the weighted-average period that stock options are expected to remain outstanding. The expected term assumption is estimated based on the stock options’ vesting terms and remaining contractual life and employees’ historical exercise behavior. The expected volatility is based on the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The dividend yield assumption is based on the Company’s current dividend payout rate on its common stock. For the risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant appropriate for the term of the employee stock options.

For restricted share awards, the grant-date fair value is measured at the fair value of the Company’s common stock as if the restricted share was vested and issued on the date of grant.

As share-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is discussed in more detail in Notes 1 and 19 to the Company’s consolidated financial statements presented elsewhere herein.

Overview

During 2006, we achieved another year of record financial performance—attaining our tenth consecutive year of record earnings. Our 19% increase in diluted earnings per share for 2006 represents one of the highest earnings per share growth rates among our peer banks. These consistently solid financial results have been achieved over various economic, interest rate and real estate cycles. We also ended the year on a very positive note with fourth quarter 2006 earnings amounting to $39.1 million, representing a 27% increase over the corresponding quarter in the previous year. We are highly encouraged by the results of the fourth quarter and plan to build on this momentum in 2007.

One of the highlights of 2006 was the successful completion of another large acquisition. Standard Bank was headquartered in Monterey Park, California and provided community banking services through six branches in the Los Angeles metropolitan area which are prime locations in the Bank’s niche market. As of the transaction closing date of March 17, 2006, Standard Bank had total assets of $897.7 million, net loans of $490.0 million, and total deposits of $728.5 million. The acquisition resulted in total goodwill of $100.9 million and core deposit premium of $8.6 million. All of Standard Bank’s systems have been successfully integrated into our infrastructure. This strategic acquisition has enhanced the Bank’s already strong franchise in the ethnic Chinese-American retail and commercial markets.

During 2006, we also made noteworthy strides in expanding our market presence in the greater China region. We received approval from the Hong Kong Monetary Authority (“HKMA”) on August 1, 2006 to open a full service branch in Hong Kong. This branch commenced operations during the first quarter of 2007, offering a variety of deposit, loan and international banking products. Additionally, we recently received regulatory approval to open a representative office in Shanghai, China. Similar to our existing representative office in Beijing, the Shanghai office will broaden our international banking capabilities and extend our penetration into the robust greater China market. We anticipate the Shanghai office to open sometime in the second quarter of 2007.

Net income totaled $143.4 million during 2006, a 32% increase from the $108.4 million earned during 2005. As previously mentioned, diluted earnings per share for the full year increased 19% to $2.35 from $1.97 in 2005. Our return on average assets in 2006 was 1.46%, compared to 1.55% in 2005 and return on average equity was15.78 % in 2006, compared to 18.27% in 2005. Management expects net income per diluted common share for 2007 to be 6% to 7% higher than in 2006 based on a projected annual loan growth of 12% to 16% and annual deposit growth of 8% to 10%. Our earnings projection for 2007 also assumes a stable interest rate environment and a strategy to securitize loans on a consistent basis to improve liquidity and to reduce overall credit risk.

Net interest income increased 31% to $367.5 million during 2006, compared with $280.1 million during 2005. The substantial increase in net interest income is predominantly due to the growth in loans and investment securities compounded by steady increases in interest rates by the Federal Reserve during 2006. These factors were partially offset by increases in both the volume and rates paid for time deposits and money market accounts, as well as growth in the volume of all types of borrowings and higher rates paid on FHLB advances. Our net interest margin decreased 24 basis points to 3.98% during 2006, compared to 4.22% during 2005. The continuing competitiveness in loan and deposit pricing as well as the flat to inverted yield curve throughout 2006 adversely impacted our net interest margin during 2006. Assuming a stable interest rate environment during 2007, we anticipate the net interest margin for 2007 to be in the range of 3.85% and 4.00%.

Noninterest income increased 16% to $34.4 million during 2006 from $29.6 million in the prior year, primarily due to higher branch-related fees as well as higher mortgage servicing fees resulting from increased loan securitization activity during 2006. These factors were partially offset by lower net gains on sales of investment securities available-for-sale and lower income from secondary market activities.

As a result of our continued expansion during 2006, total noninterest expense increased 31% to $161.9 million in 2006, compared with $123.5 million in 2005. This increase is primarily driven by a 32% increase in compensation and employee benefits, a 42% increase in occupancy and equipment expenses, and a 29% increase in other operating expenses. The increases in compensation, occupancy, and other operating expenses can be attributed to the acquisitions of United National Bank during the third quarter of 2005 and Standard Bank in the first quarter of 2006. Occupancy expenses also increased due to the recent relocation and expansion of our corporate offices and other operating expenses increased due to higher professional fees and advertising expenses. Despite the sizable increase in overall expenses, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, increased only marginally to 37.16% during 2006, compared to 36.53% during 2005. We believe this to be a reflection of our ability to efficiently and effectively utilize our resources and operating platform to support our continuing growth. Due to the continuing growth of the Bank, we anticipate noninterest expenses for 2007 to increase by approximately 12% to 15%, and our efficiency ratio for the full year of 2007 to be in the 38% to 40% range.

Total consolidated assets at December 31, 2006 increased 31% to $10.82 billion, compared with $8.28 billion at December 31, 2005. A 22% growth in gross loans and an 89% growth in investment securities were the primary drivers of this increase. Excluding the impact of the Standard Bank acquisition and residential loan securitizations, organic loan growth was 26%, or $1.76 billion, during 2006. We attribute overall loan growth to the continued expansion of relationships throughout California, the addition of seasoned and skilled banking professionals, and increased loan origination volume from our branch network. We estimate loan growth in 2007 to be 12% to 16%, reflecting the core rate of growth in the Bank’s lending markets, the addition of new client relationships, and the utilization of additional lending programs and products.

Total average assets increased 40% to $9.81 billion in 2006, compared to $7.00 billion in 2005, due primarily to the growth in average loans and investment securities. Total average loans grew 33% to $7.83 billion during 2006, with all major loan sectors experienced double-digit growth during 2006. Total average investment securities increased 83% to $1.24 billion during 2006 primarily due to $788.0 million in residential loan securitizations during the year. Total average deposits rose 31% during 2006 to $6.78 billion, compared to $5.18 billion in 2005. We experienced gains in all deposit categories during 2006, with the most significant contributions coming from time and money market deposits.

Total nonperforming assets were $19.9 million, or 0.18% of total assets at December 31, 2006, compared with $30.1 million, or 0.36% of total assets, at December 31, 2005. The allowance for loan losses totaled $78.2 million at December 31, 2006, representing 0.95% of outstanding total loans. We continue to experience historically low levels and little or no loss in almost every segment of our loan portfolio. During 2006, net loan recoveries totaled $484 thousand, representing 0.01% of average loans during 2006. This compares with $4.7 million in net loan chargeoffs, or 0.08% of average loans, during 2005. We anticipate our overall asset quality to remain sound throughout 2007. We estimate the ratio of the allowance for loan losses to total loans to range from 0.95% to 1.00% for 2007, reflecting our continued strategy of loan securitizations combined with credit quality remaining at high levels.

We continue to be well-capitalized under all regulatory guidelines with a Tier I risk-based capital ratio of 9.56%, a total risk-based capital ratio of 11.23%, and a Tier I leverage ratio of 8.28% at December 31, 2006. During 2006, we raised $30.9 million in additional regulatory capital through the issuance of trust preferred securities in a trust preferred offering. Trust preferred securities currently qualify as Tier I capital for regulatory purposes. The net proceeds from the trust preferred offering were used to partially fund the acquisition of Standard Bank and also to support the continued growth of the Bank.

In recognition of the Bank’s consistent and solid financial performance, the Board of Directors authorized a 100% increase in the quarterly cash dividends paid to shareholders. Commencing with the first quarter of 2007, cash dividends will increase to $0.10 per share, compared with the $0.05 per share paid in previous quarters. Additionally, the Board has also authorized a new stock repurchase program to buy back up to $30.0 million of the Company’s common stock. This dividend increase, along with the new stock repurchase program, reflect not only our commitment to return capital to our shareholders, but also our continued confidence about the future of the Company.

Results of Operations

Net income for 2006 totaled $143.4 million, compared with $108.4 million for 2005 and $78.0 million for 2004, representing an increase of 32% for 2006 and 39% for 2005. On a per diluted share basis, net income was $2.35, $1.97 and $1.49 for 2006, 2005 and 2004, respectively. The increases in net earnings during both 2006 and 2005 are primarily attributable to higher net interest income, partially offset by higher operating expenses and higher provision for income taxes.

Our return on average total assets declined to 1.46% in 2006, compared to 1.55% in 2005 and 1.57% in 2004. The decrease in our return on average total assets during 2006, relative to 2005 and 2004, is due to the Company’s significant growth both organically and through the recent acquisitions of Standard Bank in March 2006 and United National Bank in September 2005.

Our return on average stockholders’ equity also decreased to 15.78% in 2006, compared with 18.27% in 2005 and 17.86% in 2004. The decrease in the return on average stockholders’ equity during 2006, compared to 2005, resulted from the issuance of additional shares of Company common stock in connection with the acquisition of Standard Bank.

Table 1: Components of Net Income

	Year Ended December 31,
	2006	2005	2004
	(In millions)
Net interest income	$367.5	$280.1	$199.2
Provision for loan losses	(6.2)	(15.9)	(16.8)
Noninterest income	34.4	29.7	30.4
Noninterest expense	(161.9)	(123.5)	(91.5)
Provision for income taxes	(90.4)	(62.0)	(43.3)
Net income	$143.4	$108.4	$78.0
Return on average total assets	1.46%	1.55%	1.57%
Return on average stockholders’ equity	15.78%	18.27%	17.86%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2006 totaled $367.5 million, a 31% increase over net interest income of $280.1 million in 2005.

Total interest and dividend income during 2006 increased 60% to $660.1 million compared with $411.4 million during 2005. This increase is attributable primarily to a 39% growth in average earning assets, predominantly loans and investment securities. Average loans increased 33% to $7.83 billion in 2006, from $5.89 billion in 2005 while average investment securities grew 83% to $1.24 billion during 2006, compared to $673.9 million during 2005. Increased yields on all categories of earning assets also contributed to the increase in interest and dividend income, but to a lesser degree.

Total interest expense during 2006 increased 123% to $292.6 million compared with $131.3 million a year ago. The increase in interest expense during 2006 can be attributed to both the significant growth in average interest-bearing liabilities, predominantly time deposits, money market accounts, and repurchase agreements, as well as higher rates paid on all categories of interest-bearing liabilities, reflecting the current interest rate environment and sustained pricing competition in the deposit market.

Net interest margin, defined as net interest income divided by average earning assets, decreased 24 basis points to 3.98% during 2006, from 4.22% during 2005. The overall yield on earning assets increased 95 basis points to 7.14% in 2006, from 6.19% in 2005, due to several consecutive Federal Reserve interest rate increases during 2006.

Our funding cost on interest-bearing liabilities increased by 133 basis points to 3.88% during 2006, compared to 2.55% for 2005. The combined impact of the current interest rate environment and continued competition in the deposit market were the primary drivers of our increased cost of funds during 2006. To help fund our substantial loan growth during 2006, we increased our reliance on time deposits, other borrowings and long-term debt, further contributing to the overall increase in our cost of funds for the year.

We also continue to rely on noninterest-bearing demand deposits as a funding source, with average noninterest-bearing demand deposits increasing 8% to $1.25 billion during 2006, compared to $1.16 billion in 2005. Our overall cost of funds, which takes into account our portfolio of noninterest-bearing demand deposits, increased 125 basis points to 3.33% during 2006, compared to 2.08% for the previous year.

Comparing 2005 to 2004, our net interest margin remained relatively stable, decreasing 2 basis points to 4.22% in 2005, compared to 4.24% in 2004. In 2005, our overall yield on earning assets increased 83 basis points to 6.19%, from 5.36% in 2004, due to several consecutive Federal Reserve interest rate increases during 2005. Similarly, our funding cost on interest-bearing liabilities increased 105 basis points to 2.55% during 2005, compared to 1.50% during 2004, reflecting the increasing interest rate environment at the time as well as heightened competition in the deposit market. Our overall cost of funds, taking into consideration our portfolio of noninterest-bearing demand deposits, increased 90 basis points to 2.08% during 2005, from 1.18% during 2004.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2006, 2005 and 2004:

Table 2: Summary of Selected Financial Data

	Year Ended December 31,
	2006			2005			2004
			Average			Average			Average
	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$10,531	$443	4.21%	$8,554	$275	3.21%	$54,739	$639	1.17%
Securities purchased under resale agreements	94,795	7,076	7.46%	15,961	1,118	7.00%	-	-	-
Investment securities available-for-sale (1)(2)(3)	1,235,633	60,607	4.90%	673,930	25,912	3.84%	440,456	14,597	3.31%
Loans receivable (1)(4)	7,828,579	587,831	7.51%	5,886,398	381,327	6.48%	4,170,524	235,385	5.64%
FHLB and FRB stock	74,399	4,093	5.50%	59,361	2,767	4.66%	35,811	1,449	4.05%
Total interest-earning assets	9,243,937	660,050	7.14%	6,644,204	411,399	6.19%	4,701,530	252,070	5.36%
Noninterest-earning assets:
Cash and due from banks	134,182			110,264			89,857
Allowance for loan losses	(75,969)			(59,355)			(44,273)
Other assets	511,926			301,472			232,913
Total assets	$9,814,076			$6,996,585			$4,980,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$414,074	$5,693	1.37%	$356,567	$2,943	0.83%	$291,761	$1,175	0.40%
Money market accounts	1,165,938	43,233	3.71%	710,562	15,785	2.22%	416,548	4,797	1.15%
Savings deposits	388,291	2,626	0.68%	333,588	953	0.29%	322,511	486	0.15%
Time deposits less than $100,000	1,081,768	40,519	3.75%	840,340	20,149	2.40%	708,231	11,390	1.61%
Time deposits $100,000 or greater	2,481,870	108,194	4.36%	1,772,071	53,756	3.03%	1,090,166	20,048	1.84%
Federal funds purchased	110,116	5,597	5.08%	45,190	1,767	3.91%	3,028	61	2.01%
FHLB advances	1,088,887	50,824	4.67%	913,184	26,603	2.91%	648,529	11,801	1.82%
Securities sold under repurchase agreements	633,093	23,083	3.65%	80,894	2,562	3.17%	-	-	-
Long-term debt	177,668	12,799	7.20%	104,770	6,766	6.46%	39,857	3,139	7.88%
Total interest-bearing liabilities	7,541,705	292,568	3.88%	5,157,166	131,284	2.55%	3,520,631	52,897	1.50%
Noninterest-bearing liabilities:
Demand deposits	1,249,935			1,162,159			950,890
Other liabilities	113,819			84,077			71,771
Stockholders’ equity	908,617			593,183			436,735
Total liabilities and stockholders’ equity	$9,814,076			$6,996,585			$4,980,027
Interest rate spread			3.26%			3.64%			3.86%
Net interest income and net interest margin		$367,482	3.98%		$280,115	4.22%		$199,173	4.24%

(1)                          Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $(5.6) million, $(213) thousand, and $1.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. Also includes the amortization of deferred loan fees totaling $6.5 million, $4.2 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Table 3: Analysis of Changes in Net Interest Margin

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$168	$71	$97	$(364)	$(846)	$482
Securities purchased under resale agreements	5,958	5,880	78	1,118	1,118	-
Investment securities available-for-sale	34,695	26,071	8,624	11,315	8,689	2,626
Loans receivable, net	206,504	139,322	67,182	145,942	107,374	38,568
FHLB and FRB stock	1,326	775	551	1,318	1,071	247
Total interest and dividend income	$248,651	$172,119	$76,532	$159,329	$117,406	$41,923
INTEREST-BEARING LIABILITIES:
Checking accounts	$2,750	$536	$2,214	$1,768	$309	$1,459
Money market accounts	27,448	13,428	14,020	10,988	4,744	6,244
Savings deposits	1,673	179	1,494	467	17	450
Time deposits less than $100,000	20,370	6,889	13,481	8,759	2,412	6,347
Time deposits $100,000 or greater	54,438	26,032	28,406	33,708	16,536	17,172
Federal funds purchased	3,830	3,169	661	1,706	1,598	108
FHLB advances	24,221	5,865	18,356	14,802	5,986	8,816
Securities sold under repurchase agreements	20,521	20,076	445	2,562	2,562	-
Long-term debt	6,033	5,174	859	3,627	3,812	(185)
Total interest expense	$161,284	$81,348	$79,936	$78,387	$37,976	$40,411
CHANGE IN NET INTEREST INCOME	$87,367	$90,771	$(3,404)	$80,942	$79,430	$1,512

(1)             Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses amounted to $6.2 million for 2006, compared to $15.9 million for 2005 and $16.8 million for 2004. Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Table 4:  Components of Noninterest Income

	2006	2005	2004
	(In millions)
Branch fees	$11.27	$7.45	$6.99
Letters of credit fees and commissions	8.67	8.59	7.98
Income from life insurance policies	4.00	3.20	2.99
Ancillary loan fees	3.88	2.47	2.80
Net gain on investment securities available-for-sale	2.54	4.29	2.26
Income from secondary market activities	0.70	1.58	1.95
Net gain on disposal of fixed assets	-	0.05	3.03
Other operating income	3.30	2.02	2.37
Total noninterest income	$34.36	$29.65	$30.37

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

Noninterest income increased 16% to $34.4 million during 2006 from $29.6 million in 2005 primarily due to higher branch fees and ancillary loan fees partially offset by a decrease in net gain on sales of investment securities available-for-sale and lower income from secondary market activities. Net gain on investment securities available-for-sale decreased 41% to $2.5 million in 2006, compared with $4.3 million recorded in 2005. Income from secondary market activities decreased 56% to $698 thousand in 2006, from $1.6 million in 2005. During 2005, we recorded a gain of $765 thousand from the bulk sale of $51.7 million in fixed rate single family loans to a third party. No such gains were recorded during 2006.

Branch fees, which represent revenues derived from branch operations, totaled $11.3 million in 2006, representing a 51% increase from the $7.4 million earned in 2005. The increase in branch-related fee income during 2006 can be attributed primarily to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts. The overall impact of the United National Bank and Standard Bank acquisitions further contributed to the overall increase in branch-related revenues.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, remained flat increasing only 1% to $8.7 million in 2006, from $8.6 million in 2005.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income. Ancillary loan fees increased 57% to $3.9 million in 2006, compared to $2.5 million in 2005. The increase in ancillary loan fees during 2006 is primarily due to a rise in servicing income received related to securitized loans. During 2006, we securitized $788.0 million in single family and multifamily loans, compared to only $209.6 million in multifamily loans securitized during 2005.

Income earned on life insurance policies increased 25% to $4.0 million in 2006, compared with $3.2 million earned in 2005. The increase in income from life insurance policies in 2006 is primarily due to $5.2 million in new policies entered into during the year. In addition to these new policies, we also acquired insurance policies with a cash surrender value totaling $10.2 million related to our acquisition of United National Bank in September 2005. Approximately $1.3 million of these policies acquired through United National Bank were redeemed shortly after the acquisition primarily due to poor or inconsistent market performance. At December 31, 2006, the aggregate cash surrender value of the Company’s life insurance policies amounted to $90.6 million compared to $82.2 million at December 31, 2005.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, increased 64% to $3.3 million in 2006, compared to $2.0 million in 2005. The increase in other noninterest income is primarily due to the gain on sale of an asset acquired through United National Bank.

Comparing 2005 to 2004, noninterest income decreased 2% to $29.6 million. The decrease in noninterest income during 2005 was primarily due to lower gain on sales of fixed assets partially offset by higher net gains on investment securities available-for-sale. During 2005, we recorded a gain on disposal of fixed assets in the amount of $52 thousand, compared to $3.0 million recorded in 2004. The gain on sale in 2004 resulted from the sale of three office buildings, including two previous corporate offices located in San Marino, California. These facilities were sold as part of our overall plan to expand and relocate our corporate offices to Pasadena, California. Net gain on investment securities available-for-sale increased 90% to $4.3 million in 2005, compared with $2.3 million in 2004, due largely to favorable market conditions in 2005. The gain on sale of investment securities recorded during 2005 primarily resulted from the sale of U.S. Government sponsored enterprise mortgage-backed securities with a net carrying value of $127.0 million, which were sold for a gain of $3.7 million. Additionally, in 2005, we sold $113.7 million in securities acquired from United National Bank at a net gain of $178 thousand.

Noninterest Expense

Table 5: Components of Noninterest Expense

	2006	2005	2004
	(In millions)
Compensation and employee benefits	$70.58	$53.67	$39.13
Occupancy and equipment expense	21.35	15.06	10.86
Deposit-related expenses	9.24	8.45	4.91
Amortization of premiums on deposits acquired	7.12	3.91	2.22
Amortization of investments in affordable housing partnerships	5.44	6.47	7.43
Data processing	3.64	2.75	2.12
Deposit insurance premiums and regulatory assessments	1.36	1.00	0.80
Other operating expenses	43.16	32.22	23.99
Total noninterest expense	$161.89	$123.53	$91.46
Efficiency Ratio (1)	37.16%	36.53%	35.64%

(1)                       Excludes the amortization of intangibles and investments in affordable housing partnerships.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 31% to $161.9 million during 2006, compared to $123.5 million during 2005.

Compensation and employee benefits increased 32% to $70.6 million in 2006, compared to $53.7 million in 2005, primarily due to increased staffing levels resulting from the acquisition of United National Bank in September 2005 and Standard Bank in March 2006. We also added more relationship officers as well as operational and administrative personnel throughout the year to support the Bank’s continued growth. The impact of annual salary adjustments and related cost increases for existing employees and $1.8 million in incremental compensation expense related to stock options as a result of adopting SFAS No. 123(R) effective January 1, 2006 further contributed to the rise in compensation expense and employee benefits during 2006 as compared to the prior year.

Occupancy and equipment expenses increased 42% to $21.4 million during 2006, compared with $15.1 million during 2005. The rise in occupancy expenses can be attributed to the recent relocation and expansion of our corporate headquarters to Pasadena, California, increasing rent, common area, and depreciation expenses. Additionally, rent expense attributed to the eleven branch locations acquired from United National Bank in September 2005, the six branch locations acquired from Standard Bank in March 2006, as well as the opening of a new 99 Ranch in-store branch location in March 2006 further contributed to the increase in occupancy and equipment expense during 2006. We anticipate occupancy expenses to increase in 2007 due to the opening of the Hong Kong branch as well as the anticipated opening of several branch locations in Southern and Northern California during 2007.

Deposit-related expenses increased 9% to $9.2 million during 2006, compared with $8.5 million during 2005. Deposit-related expenses represent various business-related expenses paid by the Bank on behalf of its commercial account customers. The increase in deposit-related expenses is directly correlated to the growth in the volume of commercial deposit accounts during 2006.

The amortization of premiums on deposits acquired increased 82% to $7.1 million during 2006, compared with $3.9 million in 2005. The increase in amortization expense is due to additional deposit premiums of $15.0 million and $8.6 million recorded in connection with the acquisitions of United National Bank in September 2005 and Standard Bank in March 2006, respectively. Premiums on acquired deposits are amortized over their estimated useful lives.

The amortization of investments in affordable housing partnerships decreased 16% to $5.4 million in 2006, from $6.5 million in 2005. Additional purchases of investments in affordable housing partnerships totaled $11.0 million during 2006, comprised of $3.0 million in investments purchased in July 2006 and the remaining $8.0 million purchased in December 2006. Total investments in affordable housing partnerships increased to $36.6 million as of December 31, 2006, compared to $31.0 million as of December 31, 2005. We anticipate the amortization of investments in affordable housing partnerships to increase in 2007 as a result of these additional investment purchases made during 2006.

Data processing expenses increased 33% to $3.6 million in 2006, compared with $2.7 million in 2005. The increase in data processing expenses is primarily due to increased transaction volume stemming from our overall growth, both organically and through acquisitions.

Deposit insurance premiums and regulatory assessments increased 37% to $1.4 million in 2006, compared to $996 thousand in 2005. Although there was a decrease in the SAIF annualized Financing Corporation, or “FICO”, average assessment rate to 1.24 basis points during 2006, compared with 1.39 basis points during 2005, deposit insurance premiums increased during 2006 as a result of the significant growth in the Bank’s assessable deposit base. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank is eligible to share in a one-time assessment credit pool of approximately $4.7 billion. To be eligible for this credit, an institution must have been in existence on December 31, 1996, and have paid a deposit insurance assessment prior to that date, or be a “successor” to such an institution. The Bank’s share is determined by multiplying its December 31, 1996 Assessment Base Ratio by the amount of the assessment credit pool. The Bank’s pro rata share of this one-time assessment credit is approximately

$3.3 million which will be applied to reduce future deposit insurance assessments payable beginning with the June 2007 invoice.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, legal, consulting and other professional fees, and charitable contributions. Other operating expenses increased 34% to $43.2 million in 2006, compared with $32.2 million in 2005. This increase in other operating expenses is largely due to expenses incurred to support our continued overall growth. Additionally, we amplified our advertising, public relations, and marketing efforts to enhance our overall image and visibility in the community and in the industry.

Comparing 2005 to 2004, noninterest expense increased $32.1 million, or 35%, to $123.5 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $14.5 million, or 37%, primarily due to the acquisitions of United National Bank in September 2005 and Trust Bank in August 2004 as well as the impact of salary adjustments and related costs for existing employees; (2) an increase in occupancy expenses of $4.2 million, or 39%, reflecting additional rent expense from the combined fifteen branches acquired from Trust Bank and United National Bank as well as additional expenses related to the relocation and expansion of the Company’s corporate headquarters; (3) an increase in deposit-related expenses of $3.5 million, or 72%, attributable to the growth in commercial deposit accounts; (4) an increase in the amortization of premiums of acquired deposits of $1.7 million, or 77%, due to additional deposit premiums acquired in connection with the acquisitions of United National Bank in 2005 and Trust Bank in 2004; and (5) an increase in other operating expenses of $8.2 million, or 34%, due primarily to our continued overall growth and expansion, both organically and through acquisitions, as well as higher expenses related to advertising, public relations, marketing efforts and donations to enhance our overall image and visibility in the community and the banking industry.

The Company’s efficiency ratio increased 2% to 37.16% in 2006, compared to 36.53% in 2005. Despite our continued expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments.

Provision for Income Taxes

The provision for income taxes increased 46% to $90.4 million in 2006, compared with $62.0 million in 2005. The increase in the provision for income taxes is primarily attributable to a 37% increase in pretax earnings during 2006. The provision for income taxes in 2006 also reflects the utilization of federal affordable housing tax credits totaling $4.5 million, compared to $5.6 million utilized in 2005. The 2006 provision reflects an effective tax rate of 38.7%, compared with 36.4% for 2005.

Comparing 2005 to 2004, the provision for income taxes increased 43% to $62.0 million in 2005, compared with $43.3 million in 2004. This increase is primarily attributable to a 40% increase in pretax earnings in 2005. The provision for income taxes in 2005 also reflects the utilization of affordable housing tax credits totaling $5.6 million, compared to $5.9 million utilized in 2004. The 2005 provision reflects an effective tax rate of 36.4%, compared with 35.7% for 2004.

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

Management has considered this claim as part of its evaluation of uncertain tax provision in accordance with the provision of FIN 48. During the first quarter of 2007, the adoption of this standard is expected to result in a reduction of retained earnings by approximately $6.5 million to $7.5 million.

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

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies. Specifically, an adjustment was made to reallocate the credit provided for in the Company’s capital to the treasury segment from the “Other” category. The adjustment resulted in an increase to the treasury segment’s pre-tax profit of $28.4 million, $14.4 million, and $24.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. For more information about our segments, including information about the underlying accounting and reporting process, please see Note 24 to the Company’s consolidated financial statements presented elsewhere herein.

Retail Banking

The retail banking segment’s pre-tax income increased 82% to $119.3 million in 2006, from $65.4 million in 2005. The increase in pre-tax income for the retail banking segment is largely attributable to the growth in net interest income increasing 42% to $195.9 million in 2006 compared to $138.2 million in 2005. The increase in net interest income is primarily due to our overall growth, both organically and through acquisitions. The acquisitions of United National Bank in September 2005 and Standard Bank in March 2006 added seventeen new locations to our expanding branch network as well as several thousand new customers to our existing customer base.

Noninterest income for this segment increased $8.3 million, or 53%, to $24.1 million in 2006, from $15.7 million in 2005. The increase in noninterest income during 2006 is primarily due to fee income growth from loan origination and deposit gathering activities, as well as higher fees earned from alternative investment product offerings at the branches.

Noninterest expense for this segment increased 33% to $86.9 million in 2006 from $65.3 million in 2005. The increase in noninterest expense during 2006 is primarily due to higher compensation and employee benefits, occupancy expenses and other operating expenses. The increase in compensation and employee benefits can be attributed to higher staffing levels due to the acquisitions of United National Bank and Standard Bank, as well as the addition of relationship officers and operational personnel throughout the past year. Higher occupancy expenses are due primarily to increased expenses associated with eleven additional branch locations from United National Bank, six additional branch locations from Standard Bank, and a new in-store branch location opened in March 2006. The increase in other operating expenses can be attributed predominantly to the overall growth in this segment arising from recent acquisitions.

Commercial Lending

The commercial lending segment’s pre-tax income increased 23% to $92.1 million in 2006 from $74.8 million in 2005. The primary driver of the increase in pre-tax income for this segment is a 21% increase in net interest income to $108.7 million in 2006 from $90.0 million in 2005. The increase in net interest income during 2006 is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products, during the past year. Specifically, the average aggregate balance of all commercial loan categories grew 36% during 2006 as compared to 2005.

Noninterest income for this segment increased $5.3 million, or 25%, to $26.7 million in 2006 from $21.4 million in 2005. The increase in noninterest income during 2006 is primarily due to higher ancillary loan fees collected as a result of the growth in loan origination volume during 2006.

Noninterest expense for this segment increased 33% to $33.0 million in 2006 from $24.8 million in 2005. The increase in noninterest expense during 2006 is largely a result of higher compensation and employee benefits which increased 31% to $23.5 million in 2006 from $18.0 million in 2005. The increase in compensation and employee benefits resulted from increased staffing levels due to the acquisitions of United National Bank and Standard Bank as well as the addition of relationship officers and operational personnel to support the continuing growth of the Bank.

Treasury

The treasury segment’s pre-tax income increased 34% to $40.1 million in 2006 from $30.0 million in 2005. Net interest income increased 43% to $39.5 million in 2006 from $27.6 million in 2005, largely as a result of higher interest earned on investment securities relative to the interest expense paid on borrowings.

Noninterest income for this segment declined 41% to $2.5 million in 2006 from $4.3 million in 2005. The decrease in noninterest income during 2006 can be attributed entirely to lower net gains on sales of investment securities relative to 2005.

Noninterest expense for this segment increased 38% to $1.4 million in 2006 from $1.0 million in 2005. The increase in noninterest expense during 2006 is primarily due to higher compensation expense resulting from increased staffing levels.

Residential Lending

The residential lending segment’s pre-tax income decreased 27% to $10.5 million in 2006 from $14.4 million in 2005. The decrease in pre-tax income is partly due to the decrease in net interest income for this segment, which declined 20% to $15.8 million in 2006 from $19.9 million in 2005. The decrease in net interest income reflects the highly competitive market pricing environment for residential mortgage loans as well as the Bank’s increased securitization activity of single family and multifamily loans which totaled $788.0 million during 2006.

Noninterest income for this segment also decreased during 2006 to $3.3 million, or 26%, from $4.4 million during 2005. The net decrease in noninterest income during 2006 is primarily due to fees waived as well as lower fees collected on single family and multifamily loan products resulting from competitive market pressures.

Noninterest expense for this segment declined 9% to $5.4 million in 2006 from $6.0 million in 2005. The decrease in noninterest expense during 2006 is due to lower compensation and employee benefits and other operating expenses.  These expenses were partially offset by higher occupancy expenses due to the relocation of the residential unit during the third quarter of 2006.

Balance Sheet Analysis

Total assets increased $2.55 billion, or 31%, to $10.82 billion during the year ended December 31, 2006. The increase in total assets was primarily attributable to a 22% growth in gross loans and an 89% increase in investment securities available-for-sale. Gross loans rose to a record $8.27 billion at December 31, 2006, compared to $6.79 billion at December 31, 2005. We attribute overall loan growth to the continued expansion of lending relationships with new customers as well as cross-selling to existing customers, increased loan origination volume from our branch network, and the addition of personnel to enhance and support loan and deposit growth. Additionally, the recent acquisition of Standard Bank further contributed to our loan growth during the year. We were able to fund the increase in loans and available-for-sale securities through deposit growth totaling $976.5 million as well as increases in borrowings and long-term debt of $1.26 billion.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements’) with terms that range from one day to several years. Total resale agreements increased 100% to $100.0 million as of December 31, 2006 and were comprised entirely of long-term agreements. The increase is due to a $50.0 million resale agreement that we entered into during February 2006. This new agreement has a term of ten years with an interest rate that is fixed at 8.00% for the first two years and thereafter becomes a floating rate based on the three-month Libor plus 300 basis points. The counterparty has the right to a quarterly call after the first year. In September 2005, the Company entered into a long-term resale agreement totaling $50.0 million with a ten-year term and an interest rate that is fixed at 7.00% for the first year and thereafter becomes floating rate based on the three-month Libor plus 275 basis points. The counterparty has the right to a quarterly call after the first two years.

There are no interest payments on these agreements if certain swap yield curves are inverted. The collateral for these agreements are held by a third party custodian and consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and mortgage-backed securities.

Purchases of securities under resale agreements are overcollateralized to ensure against unfavorable market price movements. We monitor the market value of the underlying securities which collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, our counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

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

Total investment securities available-for-sale increased 89% to $1.65 billion as of December 31, 2006. The large increase in available-for-sale securities is primarily due to the Bank’s increased securitization activity during 2006. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $1.62 billion and $232.4 million, respectively, during 2006. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $1.85 billion as well as funding a portion of loan originations made during 2006. We recorded net gains totaling $2.5 million and $4.3 million on sales of available-for-sale securities during 2006 and 2005, respectively. At December 31, 2006, investment securities available-for-sale with a carrying value of $1.51 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

During 2006, we completed several securitization transactions involving both single family and multifamily loans. We securitized $500.0 million in single family loans and $26.0 million in multifamily loans in two private label guaranteed mortgage securitizations issued through East West Mortgage Securities, LLC. Additionally, we also securitized $262.0 million in multifamily loans through the Federal National Mortgage Association (“FNMA”). We recorded $8.1 million in mortgage servicing assets in connection with these transactions as the Bank continues to service the underlying loans. We retained all of the resulting securities from these securitization transactions in our available-for-sale investment portfolio. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, these transactions were accounted for as neither sales nor financings which had no impact on our results of operations. As part of our ongoing strategy, we plan to securitize additional single family and multifamily loans for liquidity, credit risk and capital management purposes.

We perform regular impairment analyses on the investment securities available-for-sale portfolio. If we determine that a decline in fair value is other-than-temporary, an impairment writedown is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent on holding the securities until the fair values recover. We had 23 individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2006. All of these securities had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2006. We have the ability and the intention to hold these securities until their fair values recover. As such, management does not believe that there are any securities, other than those previously identified in prior periods, that are deemed to be other-than-temporarily impaired, and therefore, no additional impairment charges as of December 31, 2006 are warranted.

The following table sets forth the carrying values of investment securities available-for-sale at December 31, 2006, 2005 and 2004:

Table 6: Investment Securities Available-For-Sale

	At December 31,
	2006	2005	2004
		(In thousands)
U.S. Treasury securities	$2,477	$1,497	$2,496
U.S. Government agency securities and U.S Government sponsored enterprise debt securities	790,252	610,237	336,614
U.S. Government sponsored enterprise mortgage-backed securities	260,138	189,915	107,988
Other mortgage-backed securities	477,771	14,104	25,664
Corporate debt securities	97,881	17,812	18,288
U.S. Goverment sponsored enterprise equity securities	4,621	35,868	42,448
Residual securities	13,940	404	954
Total investment securities available-for-sale	$1,647,080	$869,837	$534,452

The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available-for-sale portfolio at December 31, 2006. Securities with no stated maturity dates, such as equity securities, are included in the “within one year” category.

Table 7: Yields and Maturities of Investment Securities Available-For-Sale

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$2,477	5.03%	$-	-	$-	-	$-	-	$2,477	5.03%
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	540,797	4.71%	229,797	7.25%	19,658	4.97%	-	-	790,252	5.45%
Government sponsored enterprise mortgage-backed securities	664	3.82%	-	-	12,119	6.15%	247,355	5.28%	260,138	5.32%
Other mortgage-backed securities	-	-	-	-	-	-	477,771	5.16%	477,771	5.16%
Corporate debt securities	14,819	7.47%	50,139	7.35%	-	-	32,923	7.51%	97,881	7.42%
U.S. Government sponsored enterprise equity securities	4,621	4.64%	-	-	-	-	-	-	4,621	4.64%
Residual securities	13,940	-	-	-	-	-	-	-	13,940	-
Total	$577,318	4.66%	$279,936	7.27%	$31,777	5.42%	$758,049	5.30%	$1,647,080	5.41%

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans. Net loans receivable increased $1.46 billion, or 22%, to $8.18 billion at December 31, 2006. The increase in loans during 2006 was funded primarily through growth in deposits, borrowings, and long-term debt.

We experienced strong loan demand throughout 2006. Excluding the impact of $495.1 million in gross loans acquired from Standard Bank in the first quarter of 2006 and $788.0 million in loans securitized during the year, organic net loan growth during 2006 amounted to $1.76 billion, or 26%, compared to year-end 2005. All categories of loans, except for the consumer loan category, experienced double-digit growth during the year, with the construction loan sector contributing the largest dollar volume growth.

The organic growth in loans, excluding securitized loans and loans acquired from Standard Bank, is comprised of increases in residential single family loans of $309.7 million or 61%, residential multifamily loans of $328.6 million or 27%, commercial real estate loans of $321.7 million or 10%, construction loans of $494.1 million or 77%, commercial business loans of $316.8 million or 49%, and trade finance loans of $41.0 million or 18%. The growth in these loan categories was partially offset by a decrease in consumer loans, including home equity lines of credit, of $47.8 million or 23%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 8: Composition of Loan Portfolio

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$365,407	4.4%	$509,151	7.5%	$327,554	6.4%	$146,686	4.5%	$108,508	4.6%
Residential, multifamily	1,584,674	19.2%	1,239,836	18.3%	1,121,107	21.8%	809,311	24.7%	628,303	26.8%
Commercial and industrial real estate	3,766,634	45.6%	3,321,520	48.9%	2,556,827	49.8%	1,558,594	47.6%	983,481	41.9%
Construction	1,154,339	14.0%	640,654	9.4%	348,501	6.8%	179,544	5.5%	176,221	7.5%
Total real estate loans	6,871,054	83.2%	5,711,161	84.1%	4,353,989	84.8%	2,694,135	82.3%	1,896,513	80.8%
Other loans:
Commercial business	960,375	11.6%	643,296	9.5%	438,537	8.6%	311,133	9.5%	246,798	10.5%
Trade finance	271,795	3.3%	230,771	3.4%	155,809	3.0%	120,809	3.7%	89,573	3.8%
Automobile	9,481	0.1%	8,543	0.1%	10,151	0.2%	13,696	0.4%	15,890	0.7%
Other consumer	152,527	1.8%	200,254	2.9%	175,008	3.4%	133,454	4.1%	97,034	4.2%
Total other loans	1,394,178	16.8%	1,082,864	15.9%	779,505	15.2%	579,092	17.7%	449,295	19.2%
Total gross loans	8,265,232	100.0%	6,794,025	100.0%	5,133,494	100.0%	3,273,227	100.0%	2,345,808	100.0%
Unearned fees, premiums, and discounts, net	(4,859)		(1,070)		(2,156)		152		2,683
Allowance for loan losses	(78,201)		(68,635)		(50,884)		(39,246)		(35,292)
Loan receivable, net	$8,182,172		$6,724,320		$5,080,454		$3,234,133		$2,313,199

Single Family Residential Loans.   We offer mortgage loans secured by one-to-four unit residential properties located in our primary lending areas. At December 31, 2006, $365.4 million or 4% of the loan portfolio was secured by one-to-four family residential real estate properties, compared to $509.2 million or 8% at December 31, 2005. Residential single family loan origination activity continued to grow in 2006, resulting in $387.1 million in new loan originations during the year. As compared to 2005, we experienced an increase in the origination of adjustable-rate loans over fixed-rate loans as interest rates continued to steadily increase in 2006. Since we generally only sell fixed-rate loans in the secondary market, the rising rate environment continued to constrain our secondary marketing efforts during 2006. Specifically, we sold approximately $22.8 million in conforming and non-conforming residential single family loans through our secondary marketing efforts during 2006, compared to $93.9 million sold in 2005. If interest rates continue to rise, we anticipate a sustained contraction in our secondary marketing activities during 2007.

During 2006, we securitized $500.0 million in single family loans in two separate private label guaranteed mortgage securitizations. All of the resulting securities were retained in our available-for-sale investment portfolio. The securitizations were accounted for as neither sales nor financings which had no impact on our results of operations. We also recorded approximately $5.0 million in mortgage servicing assets in connection with these single family securitizations since the Bank continues to service the underlying loans. We expect to securitize additional single family loans during 2007 as part of our ongoing strategy to manage our liquidity, capital and credit risk.

We offer both fixed and adjustable rate (“ARM”) single family residential mortgage loan programs. We primarily offer ARM loan programs that have six-month, three-year, five-year, or seven-year initial fixed periods. We originate single family residential mortgage loans under three different types of programs: full/alternative documentation, reduced documentation and no documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels. Our underwriting criteria for all the loans in our single family residential mortgage loan programs include minimum FICO scores and maximum loan-to-value ratios. Additionally, our full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, we require reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, our no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. Of the $411.0 million in residential single family mortgage loans originated during 2006, 8% or $32.6 million were full/alternative documentation loans, 42% or $172.3 million were reduced documentation loans and 50% or $206.1 million were no documentation loans.

Multifamily Real Estate Loans.   We continue to place emphasis in the origination of multifamily loans and originated $592.0 million multifamily loans during 2006. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily real estate loans accounted for $1.58 billion or 19%, and $1.24 billion or 18%, of our loan portfolio at December 31, 2006 and 2005, respectively.

We securitized a total of $288.1 million in multifamily loans during 2006, predominantly through FNMA. The securitizations were undertaken for liquidity, credit risk, and capital management purposes, with all of the resulting securities retained in our available-for-sale investment portfolio. The securitizations were accounted for as neither sales nor financings which had no impact on our results of operations. We also recorded approximately $3.1 million in mortgage servicing assets in connection with these multifamily securitizations since the Bank continues to service the underlying loans.

We offer both fixed and adjustable rate multifamily loan programs. We primarily offer adjustable rate multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. We originate these multifamily mortgage loans under two different types of programs, full documentation and reduced documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to the programs mentioned in the single family residential loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

Additionally, we own single family and multifamily residential mortgage loans that have contractual features that may increase our credit exposure. These mortgage loans include adjustable rate mortgage loans that may subject borrowers to significant future payment increases or create the potential for negative amortization of the principal balance.

Interest-only mortgage loans allow interest-only payments for fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. As of December 31, 2006, there were $8.7 million in interest-only loans held in our portfolio,

Adjustable rate mortgage loans permit different repayment options. The monthly payment for adjustable rate mortgage loans with negative amortization features is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans’ principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. None of the adjustable rate mortgages held in our loan portfolio which have the potential to negatively amortize were actually negatively amortizing as of December 31, 2006 and 2005. We did not originate these loans and they were purchased several years ago.

Our total exposure related to these products included in loans receivable for the years ended December 31, 2006 and 2005 is summarized as follows:

Table 9: Nontraditional Mortgage Products

	Unpaid Principal Balance as of
	December 31,
	2006	2005
	(In thousands)
Interest only mortgage loans	$8,681	$9,213
Adjustable rate mortgages with negative amortization features:
Residential single family loans	1,683	2,844
Residential multifamily loans	46,139	81,348

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

Commercial Real Estate Loans.   We continue to place emphasis in the origination of commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $3.77 billion or 46%, and $3.32 billion or 49%, of our loan portfolio at December 31, 2006, and 2005, respectively.

Since substantially all of our real estate loans are secured by properties located in California, declines in the California economy and in real estate values could have a significant effect on the collectibility of our loans and on the level of allowance for loan losses required.

Construction Loans.   We offer loans to finance the construction of income-producing or owner-occupied buildings. At December 31, 2006, construction loans accounted for $1.15 billion or 14% of our loan portfolio. This compares with $640.7 million or 9% of the loan portfolio at December 31, 2005. Total unfunded commitments related to construction loans increased 35% to $973.6 million at December 31, 2006, compared to $720.2 million at December 31, 2005.

Commercial Business Loans.   We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, SBA guaranteed small business loans and lease financing.  At December 31, 2006, commercial business loans accounted for a total of $960.4 million or 12% of our loan portfolio compared to $643.3 million or 9% at December 31, 2005. Total unfunded commitments related to commercial business loans increased 23% to $583.2 million at December 31, 2006, compared to $473.2 million at year-end 2005.

Trade Finance Products.   We offer a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing, and pre-export financing. At December 31, 2006, these loans to finance international trade totaled $271.8 million or 3% of our loan portfolio. Although most of our trade finance activities are related to trade with Asian countries, all of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Ex-Im financing to various exporters. These loans are guaranteed by the Export-Import Bank of the United States. Approximately 97% of our trade finance portfolio as of December 31, 2006 represents loans made to borrowers on the import side of international trade. At December 31, 2006, such loans amounted to $263.3 million, compared with $214.6 million at December 31, 2005. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. All trade finance transactions are U.S. dollar denominated. At December 31, 2006, total unfunded commitments related to trade finance loans increased 57% to $314.8 million, compared to $200.9 million at December 31, 2005.

Affordable Housing.   We are engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which are generally eligible for federal low income housing tax credits. As of December 31, 2006, we had outstanding $358.3 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $ 271.8 million as of year-end 2005. Credit facilities for individual projects generally range in size from $1 million to $10 million.

Contractual Maturity of Loan Portfolio.   The following table presents the maturity schedule of our loan portfolio at December 31, 2006. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $17.1 million are included in the within one year category.

Table 10: Maturity of Loan Portfolio

		After One
	Within	But Within	More Than
	One Year	Five Years	Five Years	Total
	(In thousands)
Residential, single family	$3,085	$2,570	$359,752	$365,407
Residential, multifamily	6,719	24,764	1,553,191	1,584,674
Commercial and industrial real estate	459,479	231,291	3,075,864	3,766,634
Construction	942,633	194,795	16,911	1,154,339
Commercial business	721,481	169,271	69,623	960,375
Trade finance	224,921	46,874	-	271,795
Automobile and other consumer	12,373	8,751	140,884	162,008
Total	$2,370,691	$678,316	$5,216,225	$8,265,232

As of December 31, 2006, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 11: Loans Scheduled to be Repriced

		After One
	Within	But Within	More Than
	One Year	Five Years	Five Years	Total
	(In thousands)
Total fixed rate	$181,970	$431,182	$148,275	$761,427
Total variable rate	5,609,504	1,867,660	9,540	7,486,704
Total	$5,791,474	$2,298,842	$157,815	$8,248,131

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

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.18% and 0.36% at December 31, 2006 and 2005, respectively. Nonaccrual loans totaled $17.1 million and $24.1 million at December 31, 2006 and 2005, respectively. Loans totaling $31.3 million were placed on nonaccrual status during 2006. These additions to nonaccrual loans were offset by $2.9 million in loans transferred to OREO, $11.9 million in payoffs and principal paydowns, $23.3 million in loans brought current, and $214 thousand in net chargeoffs. Additions to nonaccrual loans during 2006 were comprised of $3.3 million in multifamily loans, $11.7 million in commercial real estate loans, $7.2 million in construction loans, $1.6 million in trade finance loans, $2.4 million in commercial business loans, and $5.1 million in residential and other consumer loans.

There were no loans past due 90 days or more but not on nonaccrual status at December 31, 2006. This compares to $5.7 million in such loans at December 31, 2005, representing four trade finance loans that were fully guaranteed by the Export-Import Bank of the United States. During the first quarter of 2006, three of these loans totaling $2.2 million were paid in full through claims to the Export-Import Bank of the United States. The other loan amounting to $3.4 million was brought current during the first quarter of 2006.

There were no restructured loans or loans that had their original terms modified at December 31, 2006 and 2005.

Other real estate owned, or “OREO” includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at December 31, 2006 with a carrying value of $2.8 million representing an industrial property held as collateral for a commercial real estate loan. In comparison, we also had one OREO property with a carrying value of $299 thousand at December 31, 2005, representing a condominium unit that was held as partial collateral for a commercial business loan. This property was sold in March 2006 resulting in a gain on sale of $88 thousand. Another OREO property with a carrying value of $97 thousand was sold during December 2006 for a minimal loss.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

Table 12: Nonperforming Assets

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$17,101	$24,149	$4,924	$5,311	$8,855
Loans past due 90 days or more but not on nonaccrual	-	5,670	681	636	-
Total nonperforming loans	17,101	29,819	5,605	5,947	8,855
Restructured loans	-	-	-	638	3,304
Other real estate owned, net	2,786	299	299	-	-
Total nonperforming assets	$19,887	$30,118	$5,904	$6,585	$12,159
Total nonperforming assets to total assets	0.18%	0.36%	0.10%	0.16%	0.37%
Allowance for loan losses to nonperforming loans	457.29%	230.17%	907.83%	659.93%	398.55%
Nonperforming loans to total gross loans	0.21%	0.44%	0.11%	0.18%	0.38%

We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Also, in accordance with SFAS No. 114, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

At December 31, 2006, we classified $17.1 million of our loans as impaired, compared with $24.1 million at December 31, 2005. There were no specific reserves on impaired loans at December 31, 2006, compared to $1.3 million at December 31, 2005. Our average recorded investment in impaired loans during 2006 and 2005 was $16.7 million and $19.9 million, respectively. During 2006 and 2005, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.4 million and $1.6 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $717 thousand and $604 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular, quarterly reviews of the adequacy of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2006, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the year. At December 31, 2006, the allowance for loan losses amounted to $78.2 million, or 0.95% of total loans, compared with $68.6 million, or 1.01 % of total loans, at December 31, 2005. The $9.6 million increase in the allowance for loan losses at December 31, 2006, from year-end 2005, reflects $6.2 million in additional loss provisions and $4.1 million in loss reserves acquired from Standard Bank, increased by $484 thousand in net recoveries during the year. Additionally, we reclassified $1.2 million from the allowance for loan losses to other liabilities during 2006. This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance lending activities. The allowance for unfunded commitments and off-balance sheet credit exposures is included in accrued expenses and other liabilities and amounted to $12.2 million at December 31, 2006.

The provision for loan losses of $6.2 million recorded in 2006 represents a 61% decrease from the $15.9 million in loss provisions recorded during 2005. The decrease in loss provisions recorded during 2006, compared to 2005, is primarily due to the strength of our credit quality. We continue to experience historically low levels of nonperforming assets and little or no loss in almost every loan category. During 2006, we recorded $484 thousand in net recoveries representing less than 1% of average loans outstanding during the year. In comparison, we recorded net chargeoffs totaling $4.7 million, or 0.08 % of average loans outstanding, during 2005. We continue to record loss provisions in response to both the continued growth of our loan portfolio, which grew 22% during 2006, and our continued lending focus on increasing our portfolio of commercial real estate, commercial business, trade finance, and construction loans. However, we anticipate recording a lower level of loss provisions in the foreseeable future in light of our strategy to securitize loans on a consistent basis to reduce overall credit risk, combined with our credit quality expected to remain at high levels.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

Table 13: Allowance for Loan Losses

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance balance, beginning of year	$68,635	$50,884	$39,246	$35,292	$27,557
Allowance from acquisitions	4,084	9,290	1,583	2,821	-
Allowance for unfunded loan commitments and letters of credit	(1,168)	(2,738)	(1,566)	(6,129)	-
Provision for loan losses	6,166	15,870	16,750	8,800	10,200
Gross chargeoffs:
Residential single family	3	168	-	-	-
Commercial and industrial real estate	-	1,899	-	-	-
Commercial business	236	1,428	1,679	2,565	2,736
Trade finance	205	2,821	4,055	-	687
Automobile	46	97	119	190	113
Other consumer	25	29	7	22	4
Total gross chargeoffs	515	6,442	5,860	2,777	3,540
Gross recoveries:
Residential single family	2	23	9	40	40
Residential multifamily	-	90	26	197	522
Commercial and industrial real estate	749	34	3	264	130
Commercial business	238	380	507	632	276
Trade finance	-	1,124	-	65	48
Automobile	5	119	186	41	58
Other consumer	5	1	-	-	1
Total gross recoveries	999	1,771	731	1,239	1,075
Net (recoveries) chargeoffs	(484)	4,671	5,129	1,538	2,465
Allowance balance, end of year	$78,201	$68,635	$50,884	$39,246	$35,292
Average loans outstanding	$7,828,579	$5,886,398	$4,170,524	$2,754,620	$2,309,909
Total gross loans outstanding, end of year	$8,265,232	$6,794,025	$5,133,494	$3,273,227	$2,345,808
Net (recoveries) chargeoffs to average loans	(0.01)%	0.08%	0.12%	0.06%	0.11%
Allowance for loan losses to total gross loans at end of year	0.95%	1.01%	0.99%	1.20%	1.50%

Our primary methodology to determine the overall adequacy of the allowance is based on the classification migration model. The result from this methodology is compared to analyses derived from peer group comparisons as well as the federal regulatory interagency policy for loan and lease losses to determine an overall allowance requirement amount.

In consideration of the significant growth and increasing diversity and credit risk profiles of loans in our loan portfolio in the past several years, our classification migration model utilizes eighteen risk-rated loan pool categories and three homogeneous loan categories. The loan sectors included in the risk-rated loan pools are single family, multifamily, commercial real estate, construction, commercial business, trade finance, and automobile loans. With the exception of automobile loans, all other risk-rated categories have been broken down into additional subcategories. For example, the commercial real estate loan category is further segmented into six subcategories based on industry sector, namely, retail, office, industrial, land, hotel/motel, and other miscellaneous. By sectionalizing these broad loan categories into smaller subgroups, we are better able to isolate and identify the risk associated with each subgroup based on historical loss trends.

In addition to the eighteen risk-rated loan categories, our classification migration model also utilizes three homogeneous loan categories which encompass predominantly consumer-related credits. Specifically, these homogeneous loan categories are home equity lines, overdraft protection, and credit card loans.

We utilize a loss horizon of fifteen years to better capture the Bank’s historical loss trends. This loss horizon represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio. We utilize a number of self-correcting mechanisms to better reflect the loss potential for certain categories that have little or no historical losses. During the third quarter of 2006, we set an upper limit of 25 basis points as the maximum differential between historical loss rates and minimum loss rates for loans with a “pass” rating in all loan categories. The allowance requirement for each pool continues to be based on the higher of historical loss factors or established minimum loss rates for each classification category (i.e. pass, special mention, substandard, and doubtful).

Besides quantitative adjustments, the enhanced classification migration methodology also utilizes qualitative adjustments. These qualitative adjustments include credit concentrations, delinquency, nonaccrual and problem loan trends, qualification of lending management and staff, and quality of the loan review system, economic risk considerations, and estimation or modeling risk associated with the classification migration model. Qualitative adjustments can be either positive or negative, and generally range from -2% to 5%. Total net qualitative adjustments for each loan pool are reflected as a percent adjustment and are calculated on top of the required allowance amount based on historical losses or minimum loss rates.

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated.

Table 14: Allowance for Loan Losses by Loan Category

	At December 31,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Residential single family	$1,438	4.4%	$1,401	7.5%
Residential multifamily	10,315	19.2%	5,152	18.3%
Commercial and industrial real estate	23,792	45.6%	22,241	48.9%
Construction	9,629	14.0%	10,751	9.4%
Commercial business	16,750	11.6%	13,452	9.5%
Trade finance	15,538	3.3%	14,680	3.4%
Automobile	92	0.1%	205	0.1%
Consumer and other	647	1.8%	753	2.9%
Total	$78,201	100.0%	$68,635	100.0%

Despite a 28% decrease in the volume of residential single family loans at December 31, 2006 relative to year-end 2005 levels, loss reserves on single family loans increased $37 thousand, or 3%, to $1.4 million at December 31, 2006. The increase in loss reserves in this category was due primarily to an increase in criticized (i.e. rated “special mention”) and classified (i.e. rated “substandard” or “doubtful”) single family loans at December 31, 2006 in comparison to year-end 2005 levels. Specifically, criticized and classified single family loans amounted to $253 thousand and $2.4 million, respectively, at December 31, 2006. In comparison, there were no criticized or classified single family loans at December 31, 2005.

Loss reserves on residential multifamily loans increased $5.2 million, or 100%, to $10.3 million at December 31, 2006 partly due to a 28% increase in the volume of multifamily loans at December 31, 2006 from year-end 2005 levels. The major contributor to the increase in loss allowances on multifamily loans, however, is an increase in criticized and classified loans at December 31, 2006 compared to December 31, 2005. Specifically, multifamily loans rated “special mention” and “substandard” increased to $77.9 million and $4.2 million, respectively, at December 31, 2006. This compares to $3.7 million and $2.0 million in special mention and substandard multifamily loans at December 31, 2005. The significant increase in special mention loans in this category at December 31, 2006 resulted from loan grade definition changes in the Watch II and Special Mention classification categories implemented during the third quarter of 2006.

Loss reserves on commercial real estate loans increased $1.6 million, or 7%, to $23.8 million at December 31, 2006 partly due to a 13% increase in the volume of loans in this category. Further contributing to the increase in loss reserves on commercial real estate loans is an increase in loans rated “special mention” to $51.4 million at December 31, 2006, compared to $28.9 million at December 31, 2005. The large increase in special mention loans in this category at December 31, 2006 came primarily from the retail and land sectors and resulted from loan grade definition changes in the Watch II and Special Mention classification categories implemented during the third quarter of 2006. Similarly, commercial real estate loans rated “substandard” also increased to $25.9 million as of December 31, 2006, from $8.9 million as of December 31, 2005, further contributing to the increase in reserves for this category. The increase in substandard loans in this category came from a few large loans in the industrial, office, retail and special purpose sectors. These factors were partially offset by the downward adjustment in minimum loss rates established for loans rated “pass.”  As previously mentioned, the differential between minimum loss rates and historical loss rates was capped at 25 basis points for the “pass” classification category commencing in the third quarter of 2006 to bring these two ratios more in line with each other.

Loss reserves on construction loans decreased $1.1 million, or 11%, to $9.6 million at December 31, 2006 despite an 80% increase in the volume of loans in this category when compared to December 31, 2005. The decline in loss reserves for this category is predominantly due to the downward adjustment in minimum loss rates established for loans rated “pass” implemented during the third quarter of 2006. Partially offsetting the impact of this minimum loss rate adjustment for “pass” loans is an increase in residential construction loans rated “special mention” which climbed to $60.7 million at December 31, 2006, compared to only $5.0 million at December 31, 2005. The large increase in special mention loans in this category at December 31, 2006 is also a result of loan grade definition changes in the Watch II and Special Mention classification categories implemented during the third quarter of 2006. Additionally, one commercial construction loan amounting to $1.9 million was rated “substandard” as of December 31, 2006. There were no criticized or classified construction loans on commercial properties at December 31, 2005. Residential construction loans represented 66% of the total construction loan portfolio at December 31, 2006, with the remaining 34% comprised of commercial construction loans.

Loss reserves on commercial business loans increased $3.3 million, or 25%, to $16.8 million at December 31, 2006 partly due to a 49% increase in the volume of loans in this category at December 31, 2006 relative to year-end 2005. This loan growth is compounded by an increase in criticized loans to $53.1 million as of December 31, 2006, compared to only $5.3 million as of December 31, 2005. The large increase in criticized loans at December 31, 2006 resulted from changes in loan grade definitions for the Watch II and Special Mention classification categories implemented during the third quarter of 2006. Partially offsetting these factors is a downward adjustment in the minimum loss rates established on commercial business loans rated “pass” to be more in line with historical losses in this portfolio. Moreover, commercial business loans rated “substandard” also decreased to $7.2 million at December 31, 2006, compared to $8.5 million at December 31, 2005.

Loss reserves on trade finance loans increased $858 thousand, or 6%, to $15.5 million at December 31, 2006, due to an 18% increase in the volume of loans in this category at December 31, 2006 relative to year-end 2005 as well as an increase in criticized and classified loans at December 31, 2006 compared to December 31, 2005. Specifically, loans rated “special mention” and “substandard” totaled $12.9 million and $10.1 million at December 31, 2006, respectively, compared to only $2.0 million and $1.3 million at December 31, 2005, respectively. These factors were partially offset by a decline in the historical loss rate in this portfolio to 2.99% at December 31, 2006, compared to 3.75% at December 31, 2005.

Loss reserves on automobile loans decreased $116 thousand, or 56%, to $92 thousand as of December 31, 2006, despite a 11% increase in the volume of loans in this category at December 31, 2006 relative to December 31, 2005. The decline in required loss reserves for this loan category is due to the downward adjustment in established minimum loss rates for the “pass” category at December 31, 2006, compared to December 31, 2005. As previously mentioned, the minimum loss rate adjustment for all loan categories was capped at 25 basis points commencing in the third quarter of 2006.

Loss reserves on consumer loans decreased $107 thousand, or 14%, to $647 thousand as of December 31, 2006, primarily due to the 24% decrease in the volume of consumer loans at December 31, 2006 relative to year-end 2005. Consumer loans are comprised predominantly of home equity loans and home equity lines of credit, and to a lesser extent, credit card and overdraft protection lines.

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $976.5 million, or 16%, to $7.24 billion at December 31, 2006. Time deposit products, consisting primarily of retail fixed-rate certificates of deposit, totaled $3.78 billion at December 31, 2006 and comprised 52% of the deposit portfolio at year-end 2006. In comparison, time deposits amounted to $3.15 billion at December 31, 2005, representing 50% of the total deposit portfolio as of that date. Core deposits, or non-time deposit accounts, increased 11% to $3.46 billion at December 31, 2006, and represented the remaining 48% of the deposit portfolio at December 31, 2006. Core deposits, which include noninterest bearing demand accounts, interest-bearing checking accounts, savings accounts and money market accounts, accounted for the remainder of the deposit portfolio at both December 31, 2006 and 2005.

Deposit growth remained challenging as we continued to experience heightened market competition for deposits throughout 2006. Excluding the $728.5 million in deposits acquired from Standard Bank in March 2006, organic deposit growth was 4% during 2006, an increase of $247.9 million since year-end 2005. This organic deposit growth was comprised of noninterest bearing demand accounts of $5.5 million or less than 1%, money market accounts of $302.0 million or 31%, and time deposits of $93.0 million or 3%. These increases were partially offset by decreases in savings accounts of $97.5 million or 30% and interest-bearing checking accounts of $55.0 million or 12% during the year.

We continue to rely on brokered deposits as a supplemental source of funding. Brokered deposits increased 3% to $567.0 million at December 31, 2006 from $551.6 million at December 31, 2005. Similarly, public deposits increased 6% to $434.6 million at December 31, 2006, compared to $408.6 million as of December 31, 2005. The balance of public funds is comprised predominantly of deposits from the State of California.

Time deposits greater than $100 thousand totaled $2.77 billion, accounting for 38% of the deposit portfolio at December 31, 2006. These accounts, consisting primarily of deposits by consumers and public funds, had a weighted average interest rate of 4.77% at December 31, 2006. The following table provides the remaining maturities at December 31, 2006 of time deposits greater than $100 thousand:

Table 15: Time Deposits Greater than $100,000

(In thousands)
3 months or less	$1,352,224
Over 3 months through 6 months	603,768
Over 6 months through 12 months	707,362
Over 12 months	102,155
Total	$2,765,509

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2006, federal funds purchased amounted to $151.0 million, a 65% increase from the $91.5 million balance at December 31, 2005.

FHLB advances increased 84% to $1.14 billion as of December 31, 2006, compared to $617.7 million at December 31, 2005. A portion of outstanding FHLB advances at December 31, 2006 totaling $230.0 million represents overnight advances, compared to $280.0 million as of December 31, 2005. In January 2006, we entered into $50.0 million in term FHLB advances with 3-year maturity terms at a fixed rate of 4.66% in connection with our community reinvestment initiatives. During March 2006, we assumed $70.0 million in term FHLB advances from Standard Bank with original maturity terms ranging from 15 months to 10 years and fixed interest rates ranging from 4.01% to 5.71%. To help fund our robust loan origination activity, we entered into a combined $500.0 million in additional term FHLB advances during the third and fourth quarters of 2006. These advances have maturity terms ranging from 28 months to five years and fixed rates ranging from 4.68% to 5.42%.

In addition to federal funds purchased and FHLB advances, we have outstanding securities sold under repurchase agreements totaling $975.0 million at December 31, 2006. This compares to $325.0 million in outstanding repurchase agreements at December 31, 2005. The increase in repurchase agreements at December 31, 2006 is due to four separate issuances of additional repurchase agreements during 2006 totaling $650.0 million. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities. The terms of the outstanding repurchase agreements at December 31, 2006 are ten years. The rates are all initially floating rate for a period of time ranging from six months to three years, with the floating rates interest ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29 % to 5.13 % as of December 31, 2006. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

During the second and fourth quarters of 2006, we modified the terms of a $50.0 million repurchase agreement that we initially entered into in September 2005, in response to the rising interest rate environment. Under the terms of the most recent modification, the interest rate on this ten-year instrument for the period from December 6, 2006 through June 6, 2007 is based on the three-month Libor minus 215 basis points. Thereafter, the rate is fixed at 5.00% through the extended maturity date of

December 6, 2016. The original maturity date of this agreement was September 6, 2012. At December 31, 2006, the interest rate on this repurchase agreement is 3.203%. Under the terms of the most recent modification, the counterparty has the right to call the transaction on June 6, 2007, and quarterly thereafter until maturity.

Also during the fourth quarter of 2006, we modified the terms of a $50.0 million repurchase agreement that we initially entered into in November 2005, in response to the rising interest rate environment. Under the modified terms of this ten-year agreement, the interest rate for this instrument for the period from November 16, 2006 through November 16, 2007 is based on the three-month Libor minus 200 basis points. Thereafter, the rate is fixed at 4.69% through the maturity date of November 16, 2015. At December 31, 2006, the interest rate on this repurchase agreement is 4.125%. Under the terms of the most recent modification, the counterparty has the right to call the transaction on November 16, 2007, and quarterly thereafter until maturity.

The differences in the present values of the cash flows under the new terms of these debt instruments are less than 10% of the present values of the remaining cash flows under the original or previously modified terms. As such, these modifications of debt terms are not considered substantial, and therefore, do not constitute as debt extinguishments in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. No gains or losses were recorded in the consolidated statements of income as a result of these debt modifications.

Long-Term Debt

As of December 31, 2006, long-term debt totaled $184.0 million, compared to $153.1 million at December 31, 2005. Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with our various trust preferred securities offerings. The increase in long-term debt at December 31, 2006 is due to the issuance of $30.9 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VII, a wholly-owned subsidiary of the Company. The securities have a 30-year maturity and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis. This additional issuance of trust preferred securities qualifies as Tier I capital for regulatory purposes similar to previous offerings.

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

Commitments, Guarantees and Contingencies

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2006 is as follows:

Table 16: Significant Commitments

December 31, 2006
(In thousands)
Undisbursed loan commitments	$2,242,102
Standby letters of credit	483,639
Commercial letters of credit	35,403

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

Contractual Obligations

The following table presents, as of December 31, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 17: Contractual Obligations

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Deposits	$3,730,712	$101,274	$34,605	$14,326	$3,457,132	$7,338,049
Federal funds purchased	151,066	-	-	-	-	151,066
FHLB advances	351,312	661,875	221,641	8,548	-	1,243,376
Securities sold under repurchase agreements	34,128	68,255	68,255	1,094,289	-	1,264,927
Notes payable	-	-	-	-	11,379	11,379
Long-term debt obligations	13,499	26,998	26,998	391,996	-	459,491
Operating lease obligations	10,137	16,753	12,275	29,528	-	68,693
Total contractual obligations	$4,290,854	$875,155	$363,774	$1,538,687	$3,468,511	$10,536,981

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At December 31, 2006, stockholders’ equity totaled $1.02 billion, a 39% increase from the year-end 2005 balance of $734.1million. The increase is comprised of the following: (1) net income of $143.4 million recorded during 2006; (2) stock compensation costs amounting to $5.7 million related to grants of restricted stock and stock options; (3) tax benefits of $11.3 million resulting from the exercise of nonqualified stock options; (4) tax benefits of $836 thousand resulting from the vesting of restricted stock; (5) net issuance of common stock totaling $10.4 million, representing 1,329,460 shares, pursuant to various stock plans and agreements; (6) net issuance of common stock totaling $156 thousand, or 3,895 shares, in lieu of Board of Director retainer fees; (7) net issuance of common stock totaling $133.8 million, or 3,647,440 shares, in connection with the Standard Bank acquisition. These transactions were offset by (1) payments of quarterly cash dividends totaling $12.0 million; (2) an increase of $7.5 million in unrealized losses on available-for-sale investment securities; and (3) purchases of treasury stock totaling $876 thousand, representing 24,109 shares of common stock.

During 2006, we reduced additional paid-in capital in the amount of $8.2 million, representing the remaining deferred compensation balance in the consolidated statement of changes in stockholders’ equity as of January 1, 2006. The transaction was recorded in accordance with the transition provisions of SFAS No. 123(R) which we adopted on January 1, 2006 and had no impact on total stockholders’ equity.

Private Placement Offerings

On March 15, 2006, the Company issued $30.9 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, Trust VII, a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VII to the Company and are included in long-term debt in the accompanying consolidated balance sheets. The securities issued by Trust VII have a scheduled maturity of June 15, 2036 and bear interest at a per annum rate based on the three-month Libor plus 135 basis points, payable on a quarterly basis. At December 31, 2006, the interest rate on the junior subordinated debt was 6.71%. The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

In-Store Banking Agreement

On August 30, 2001, we entered into a ten-year agreement with 99 Ranch Market to provide in-store retail banking services to their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with twenty-two full service stores in California, two in Washington, and affiliated licensee stores in Arizona, Georgia, Hawaii, Nevada, and Indonesia. Tawa Supermarket Companies, or “Tawa,” is the parent company of 99 Ranch Market. In conjunction with this agreement, we issued 600,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share. These warrants vest over six years and are intended to provide direct benefit to 99 Ranch Market executives who make a significant contribution to the success of the in-store banking operations. The estimated total fair value of the issued warrants was $2.7 million. As of December 31, 2006, 480,000 warrants out of the 600,000 warrants initially issued have been exercised. We have not experienced nor do we anticipate any material increases in overhead expenses or capital investments as a result of this agreement with 99 Ranch Market.

In order to further align the interests of both parties, senior executives of 99 Ranch Market have also made a significant investment in the Company, including the purchase of 800,000 newly issued shares of East West Bancorp, Inc. common stock totaling $7.9 million in 2001. The shares were sold for cash at a price of $9.86 per share. No underwriting discounts or commissions were paid in connection with this transaction. The shares were restricted. Upon the two-year anniversary of the closing on August 30, 2001, 40% of the shares became available for sale. After each of the next three anniversaries, 20% of the total shares became available for sale. All shares can be freely traded on the fifth year anniversary. The total estimated fair value of the purchased shares was $6.9 million. All of the 800,000 shares of restricted stock that were initially granted were fully vested as of December 31, 2006.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.” At December 31, 2006, the Bank’s Tier I and total capital ratios were 9.4% and 11.1%, respectively, compared to 8.8% and 11.0%, respectively, at December 31, 2005.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at December 31, 2006, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 18: Regulatory Required Ratios

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	11.2%	11.1%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.6%	9.4%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.3%	8.2%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the years ended December 31, 2006 and 2005, we experienced net cash inflows of $121.5 million and $144.2 million, respectively, from operating activities. Net cash inflows from operating activities during 2006 and 2005 were primarily due to net income earned during the year.

Net cash outflows from investing activities totaled $1.52 billion and $1.22 billion during 2006 and 2005, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the substantial growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

We experienced net cash inflows from financing activities of $1.44 billion during the year ended December 31, 2006, primarily due to deposit growth, proceeds from federal funds purchased, repurchase agreements, FHLB advances, and long-term debt. During 2005, deposit growth, proceeds from federal funds purchased and securities sold under repurchase agreements, and long-term debt, partially offset by a decrease in FHLB advances, accounted for net cash inflows from financing activities totaling $1.14 billion.

As a means of augmenting our liquidity, we have established federal funds lines with six correspondent banks and several master repurchase agreements with major brokerage companies. At December 31, 2006, the Company’s available borrowing capacity includes $311.0 million in federal funds line facilities, $81.1 million in repurchase arrangements and $2.30 billion in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At December 31, 2006, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the years ended December 31, 2006 and 2005, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $12.0 million and $10.7 million, respectively. As of December 31, 2006, approximately $315.6 million of undivided profits of the Bank were available for dividends to the Company.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2006 and 2005, assuming a parallel shift of 100 to 200 basis points in both directions:

Table 19: Rate Shock Table

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	December 31,	December 31,	December 31,	December 31,
(Basis Points)	2006	2005	2006	2005
+200	0.22%	1.10%	(11.11)%	(12.5)%
+100	2.59%	0.90%	(1.81)%	(5.2)%
-100	(2.33)%	(1.6)%	(3.78)%	2.90%
-200	(5.01)%	(4.1)%	(9.26)%	3.80%

(1)          The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)          The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2006 and 2005. At December 31, 2006 and 2005, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2006. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 20: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year							Fair Value at
						After		December 31,
	2007	2008	2009	2010	2011	2011	Total	2006
	(Dollars in thousands)
Assets:
Securities purchased under resale agreements	$50,000	$50,000	-	-	-	-	$100,000	$100,685
Weighted average rate	7.00%	8.00%	-	-	-	-	7.50%
Investment securities available-for-sale (fixed rate)	$311,739	$27,982	$70,000	$50,000	$50,000	$202,017	$711,738	$710,209
Weighted average rate	2.28%	5.45%	5.36%	5.20%	5.40%	7.56%	4.63%
Investment securities available-for-sale (variable rate) (1)	$809,708	$83,970	$51,196	$4,425	$2,468	-	$951,767	$936,871
Weighted average rate	5.50%	4.95%	4.96%	6.03%	6.03%	-	5.43%
Total gross loans	$5,798,651	$879,475	$771,740	$461,051	$187,036	$167,279	$8,265,232	$8,417,650
Weighted average rate	8.06%	6.50%	6.46%	6.54%	6.79%	6.19%	7.59%
Liabilities:
Checking accounts	$450,201	-	-	-	-	-	$450,201	$450,201
Weighted average rate	1.64%	-	-	-	-	-	1.64%
Money market accounts	$1,280,651	-	-	-	-	-	$1,280,651	$1,280,651
Weighted average rate	4.11%	-	-	-	-	-	4.11%
Savings deposits	$372,546	-	-	-	-	-	$372,546	$372,546
Weighted average rate	0.72%	-	-	-	-	-	0.72%
Time deposits	$3,654,600	$86,118	$6,247	$26,751	$3,578	$616	$3,777,910	$3,763,023
Weighted average rate	4.57%	4.68%	4.52%	3.18%	4.88%	4.67%	4.56%
Federal funds purchased	$151,000	-	-	-	-	-	$151,000	$151,000
Weighted average rate	5.23%	-	-	-	-	-	5.23%
FHLB overnight	$230,000	-	-	-	-	-	$230,000	$230,000
Weighted average rate	5.34%	-	-	-	-	-	5.34%
FHLB term	$78,866	$245,000	$360,000	$160,000	$55,000	$8,000	$906,866	$906,562
Weighted average rate	2.83%	5.18%	5.13%	4.81%	5.20%	4.45%	4.89%
Securities sold under repurchase agreements	$975,000	-	-	-	-	-	$975,000	$961,771
Weighted average rate	3.50%	-	-	-	-	-	3.50%
Subordinated debt	$75,000	-	-	-	-	-	$75,000	$81,862
Weighted average rate	6.54%	-	-	-	-	-	6.54%
Junior subordinated debt Weighted average rate	-	-	-	-	-	$21,392	$21,392	$26,385
(fixed rate)	-	-	-	-	-	10.91%	10.91%
Junior subordinated debt Weighted average rate	$87,631	-	-	-	-	-	$87,631	$89,748
(variable rate)	7.15%	-	-	-	-	-	7.15%

(1)                 Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

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

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams. The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005. The fair values of both the embedded derivatives and equity swap agreements amounted to $15.1 million and $3.5 million as of December 31, 2006 and 2005, respectively. The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts are estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement. The significant increase in the fair value of the derivative contracts since December 31, 2005 can be attributed to a 94% rise in the index value combined with a 77% increase in the implied volatility of the HSCEI call options as of December 31, 2006, relative to year-end 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, including the “Report of Independent Registered Public Accounting Firm,” are included in this report immediately following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 71 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that East West Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2007

ITEM 9B. OTHER INFORMATION

On February 26, 2007, the Compensation Committee for the Company approved the 2007 annual base salaries, cash bonus payments for 2006 work and grants of incentive stock for the Company’s executive officers. This information for the Company’s named executives is set forth as Exhibit 10.13 “Named Executive Officer Compensation.”

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Company, to the extent not included under “Item 1 under the heading “Executive Officers of the Registrant” appearing at the end of Part I of this report, will appear in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “ELECTION OF DIRECTORS,” if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 “Director Compensation.”

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that John Kooken and Keith Renken, Directors, are the Company’s Audit Committee Financial Experts, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Both Mr. Kooken and Mr. Renken are independent of management.

ITEM 11. EXECUTIVE COMPENSATION

On February 26, 2007, the Compensation Committee for the Company approved the 2007 annual base salaries, cash bonus payments for 2006 work and grants of incentive stock for the Company’s executive officers. Information concerning executive compensation of the Company’s named executives  will appear in the 2007 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “COMPENSATION OF DIRECTORS,” “COMPENSATION OF EXECUTIVE OFFICERS,” and “COMPENSATION COMMITTEE REPORT,” if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and information related to the Company’s equity compensation plans will appear in the 2007 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND

MANAGEMENT” and “Securities Authorized for Issuance under Equity Compensation Plans,” if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions will appear in the 2007 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the 2007 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “INDEPENDENT PUBLIC ACCOUNTANTS,” if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements included in the registrant’s 2006 Annual Report to Shareholders are included. Page number references are to the 2006 Annual Report to Shareholders.

(a)(2) Financial statement schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3)              Exhibits

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East West Bank and East West Merger Co., Inc.*
2.1	Agreement and Plan of Merger By and Among East West Bancorp, Inc., East West Bank and Standard Bank<
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause!+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan^+
10.6.2	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors^+
10.6.3	Performance-Based Bonus Plan^+
10.6.4	1999 Spirit of Ownership Restricted Stock Program^+
10.6.5	2003 Directors’ Restricted Stock Program^+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+

10.8	Employment Agreement with William J. Lewis!+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
10.10.2	Amendment to Employment Agreement with Donald Sang Chow!+
10.11	Supplemental Executive Retirement Plans!+
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Employment Agreement with Wellington Chen!+
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

*	Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).
#	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).
@	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 28, 2002 (File No. 000-24939).
&	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-24939).
!	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005 (File No. 000-24939).
^	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).
<	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 14, 2006 (File No. 000-24939).
+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of East West Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 1, 2007

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$192,559	$151,192
Securities purchased under resale agreements	100,000	50,000
Investment securities available-for-sale, at fair value (with amortized cost of $1,663,505 in 2006 and $873,969 in 2005)	1,647,080	869,837
Loans receivable, net of allowance for loan losses of $78,201 in 2006 and $68,635 in 2005	8,182,172	6,724,320
Investment in Federal Home Loan Bank stock, at cost	77,469	45,707
Investment in Federal Reserve Bank stock, at cost	17,830	12,285
Other real estate owned, net	2,786	299
Investment in affordable housing partnerships	36,564	31,006
Premises and equipment, net	43,922	38,579
Due from customers on acceptances	8,134	6,074
Premiums on deposits acquired, net	20,383	18,853
Goodwill	244,259	143,254
Cash surrender value of life insurance policies	90,598	82,191
Accrued interest receivable and other assets	121,264	82,073
Deferred tax assets	38,691	22,586
TOTAL	$10,823,711	$8,278,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,353,734	$1,331,992
Interest-bearing	5,881,308	4,926,595
Total deposits	7,235,042	6,258,587
Federal funds purchased	151,000	91,500
Federal Home Loan Bank advances	1,136,866	617,682
Securities sold under repurchase agreements	975,000	325,000
Notes payable	11,379	8,833
Bank acceptances outstanding	8,134	6,074
Accrued interest payable, accrued expenses and other liabilities	102,877	83,347
Long-term debt	184,023	153,095
Total liabilities	9,804,321	7,544,118
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share)
Authorized—200,000,000 shares
Issued—66,400,417 shares in 2006 and 61,419,622 shares in 2005
Outstanding—61,431,278 shares in 2006 and 56,519,438 shares in 2005	66	61
Additional paid in capital	544,469	389,004
Retained earnings	525,247	393,846
Deferred compensation	—	(8,242)
Treasury stock, at cost—4,969,139 shares in 2006 and 4,900,184 shares in 2005	(40,305)	(37,905)
Accumulated other comprehensive loss, net of tax	(10,087)	(2,626)
Total stockholders’ equity	1,019,390	734,138
TOTAL	$10,823,711	$8,278,256

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$587,831	$381,327	$235,385
Investment securities available-for-sale	60,607	25,912	14,597
Investment in Federal Home Loan Bank stock	3,161	2,275	1,322
Securities purchased under resale agreements	7,076	1,118	—
Investment in Federal Reserve Bank stock	932	492	127
Short-term investments	443	275	639
Total interest and dividend income	660,050	411,399	252,070
INTEREST EXPENSE
Customer deposit accounts	200,265	93,586	37,896
Federal Home Loan Bank advances	50,824	26,603	11,801
Long-term debt	12,799	6,766	3,139
Securities sold under repurchase agreements	23,083	2,562	—
Federal funds purchased	5,597	1,767	61
Total interest expense	292,568	131,284	52,897
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	367,482	280,115	199,173
PROVISION FOR LOAN LOSSES	6,166	15,870	16,750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	361,316	264,245	182,423
NONINTEREST INCOME
Branch fees	11,265	7,446	6,987
Letters of credit fees and commissions	8,673	8,592	7,979
Income from life insurance policies	3,997	3,204	2,993
Ancillary loan fees	3,885	2,474	2,800
Net gain on investment securities available-for-sale	2,537	4,291	2,262
Income from secondary market activities	698	1,579	1,949
Net gain on disposal of fixed assets	—	52	3,030
Other operating income	3,303	2,011	2,371
Total noninterest income	34,358	29,649	30,371
NONINTEREST EXPENSE
Compensation and employee benefits	70,583	53,669	39,136
Occupancy and equipment expense	21,350	15,059	10,857
Deposit-related expenses	9,244	8,452	4,908
Amortization of investments in affordable housing partnerships	5,441	6,468	7,427
Amortization of premiums on deposits acquired	7,118	3,914	2,215
Data processing	3,644	2,747	2,122
Deposit insurance premiums and regulatory assessments	1,360	996	802
Other operating expenses	43,153	32,228	23,994
Total noninterest expense	161,893	123,533	91,461
INCOME BEFORE PROVISION FOR INCOME TAXES	233,781	170,361	121,333
PROVISION FOR INCOME TAXES	90,412	61,981	43,311
NET INCOME	$143,369	$108,380	$78,022
EARNINGS PER SHARE
BASIC	$2.40	$2.03	$1.54
DILUTED	$2.35	$1.97	$1.49
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	59,605	53,454	50,654
DILUTED	60,909	55,034	52,297

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
						Other
		Additional				Comprehensive		Total
	Common	Paid In	Retained	Deferred	Treasury	Income (Loss),	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Stock	Net of Tax	Income	Equity
BALANCE, JANUARY 1, 2004	$54	$171,491	$228,242	$(3,153)	$(35,986)	$1,335		$361,983
Comprehensive income
Net income for the year			78,022				$78,022	78,022
Net unrealized loss on investment securities available-for-sale						(1,339)	(1,339)	(1,339)
Total comprehensive income							$76,683
Stock compensation costs				1,460				1,460
Tax benefit from option exercises		5,456						5,456
Issuance of 844,459 shares pursuant to various stock plans and agreements		11,731		(4,392)				7,339
Issuance of 1,622,844 shares pursuant to private placement	2	38,487						38,489
Issuance of 3,288 shares in lieu of Board of Director retainer fees		100						100
Cancellation of 26,853 shares due to forfeitures of issued restricted stock				663	(663)			—
Issuance of 1,199,578 shares pursuant to Trust Bank acquisition	1	32,887						32,888
Dividends paid on common stock			(10,089)					(10,089)
BALANCE, DECEMBER 31, 2004	57	260,152	296,175	(5,422)	(36,649)	(4)		514,309
Comprehensive income
Net income for the year			108,380				$108,380	108,380
Net unrealized loss on investment securities available-for-sale						(2,622)	(2,622)	(2,622)
Total comprehensive income							$105,758
Stock compensation costs				3,074				3,074
Tax benefit from option exercises		5,701						5,701
Issuance of 915,811 shares pursuant to various stock plans and agreements	1	16,326		(7,150)				9,177
Issuance of 3,303 shares in lieu of Board of Director retainer fees		112						112
Cancellation of 39,143 shares due to forfeitures of issued restricted stock				1,256	(1,256)			—
Issuance of 3,138,701 shares pursuant to United National Bank acquisition	3	106,713						106,716
Dividends paid on common stock			(10,709)					(10,709)
BALANCE, DECEMBER 31, 2005	61	389,004	393,846	(8,242)	(37,905)	(2,626)		734,138
Comprehensive income
Net income for the year			143,369				$143,369	143,369
Net unrealized loss on investment securities available-for-sale						(7,461)	(7,461)	(7,461)
Total comprehensive income							$135,908
Elimination of deferred compensation pursuant to adoption of SFAS No. 123R		(8,242)		8,242				—
Stock compensation costs		5,664						5,664
Tax benefit from option exercises		11,275						11,275
Tax benefit from vested restricted stock		836						836
Issuance of 1,329,460 shares pursuant to various stock plans and agreements	1	10,407						10,408
Issuance of 3,895 shares in lieu of Board of Director retainer fees		156						156
Cancellation of 44,846 shares due to forfeitures of issued restricted stock		1,524			(1,524)			—
Issuance of 3,647,440 shares pursuant to Standard Bank acquisition	4	133,845						133,849
Purchase 24,109 shares of treasury stock					(876)			(876)
Dividends paid on common stock			(11,968)					(11,968)
BALANCE, DECEMBER 31, 2006	$66	$544,469	$525,247	$—	$(40,305)	$(10,087)		$1,019,390

	Year Ended December 31,
Disclosure of reclassification amount:	2006	2005	2004
	(In thousands)
Unrealized holding loss on securities arising during the year, net of tax benefit of $4,337 in 2006, $96 in 2005, and $5 in 2004	$(5,990)	$(133)	$(7)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $1,066 in 2006, $1,802 in 2005, and $964 in 2004	(1,471)	(2,489)	(1,332)
Net unrealized loss on securities, net of tax benefit of $5,403 in 2006, $1,898 in 2005, and $970 in 2004	$(7,461)	$(2,622)	$(1,339)

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$143,369	$108,380	$78,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,887	10,328	11,457
Stock compensation costs	5,664	3,074	1,460
Deferred tax benefit	(14,469)	(10,982)	(1,988)
Provision for loan losses	6,166	15,870	16,750
Net gain on sales of investment securities, loans and other assets	(2,576)	(5,921)	(6,859)
Federal Home Loan Bank stock dividends	(2,793)	(2,176)	(1,111)
Originations of loans held for sale	(22,782)	(42,200)	(90,881)
Proceeds from sale of loans held for sale	22,831	42,407	91,923
Tax benefit from stock options exercised	(11,275)	5,701	5,456
Tax benefit from vested restricted stock	(836)	-	-
Net change in accrued interest receivable and other assets	(45,960)	5,770	(9,738)
Net change in accrued expenses and other liabilities	36,245	13,942	(7,006)
Total adjustments	(21,898)	35,813	9,463
Net cash provided by operating activities	121,471	144,193	87,485
CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(1,768,618)	(1,250,789)	(1,719,662)
Purchases of:
Securities purchased under resale agreements	(50,000)	(50,000)	-
Investment securities available-for-sale	(1,851,931)	(458,720)	(460,763)
Loans receivable	-	(1,988)	(2,639)
Federal Home Loan Bank stock	(41,647)	(25,725)	(37,384)
Federal Reserve Bank stock	(5,545)	(5,362)	(6,923)
Investments in affordable housing partnerships	-	(12)	(5,170)
Premises and equipment	(8,705)	(12,563)	(4,938)
Proceeds from unsettled securities acquired	225,616	-	-
Proceeds from sale of:
Investment securities available-for-sale	232,372	251,936	279,147
Loans receivable	6,026	54,366	-
Real estate owned	484	-	-
Premises and equipment	44	3	10,560
Maturity of interest-bearing deposits in other banks	1,059	100	1,090
Repayments, maturity and redemption of investment securities available-for-sale	1,624,621	194,635	164,743
Redemption of Federal Home Loan Bank stock	19,816	33,636	9,534
Cash obtained from acquisitions, net of cash paid	98,351	49,077	16,460
Net cash used in investing activities	(1,518,057)	(1,221,406)	(1,755,945)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	247,461	871,000	1,016,592
Net increase (decrease) in federal funds purchased	59,500	91,500	(12,000)
Net increase (decrease) in Federal Home Loan Bank advances	449,000	(242,750)	556,700
Proceeds from securities sold under repurchase agreements	650,000	325,000	-
Repayment of notes payable	(8,454)	(2,185)	(2,085)
Proceeds from issuance of long-term debt	30,000	95,000	25,000
Payment of debt issue cost	-	(85)	-
Proceeds from issuance of common stock in private placement	-	-	38,489
Proceeds from issuance of common stock pursuant to various stock plans and agreements	10,303	8,559	7,339
Tax benefit from stock options exercised	11,275	-	-
Tax benefit from vested restricted stock	836	-	-
Dividends paid on common stock	(11,968)	(10,709)	(10,089)
Net cash provided by financing activities	1,437,953	1,135,330	1,619,946
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,367	58,117	(48,514)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	151,192	93,075	141,589
CASH AND CASH EQUIVALENTS, END OF YEAR	$192,559	$151,192	$93,075
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$285,211	$123,435	$52,014
Income tax payments, net of refunds	74,752	63,881	52,494
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	788,036	209,563	24,619
Issuance of common stock pursuant to acquisition	133,849	106,716	32,888
Affordable housing investment financed through notes payable	11,000	-	10,911
Real estate acquired through foreclosure	2,884	-	299
Purchase of treasury stock	876	-	-
Issuance of common stock in lieu of Board of Director retainer fees	156	112	100
Issuance of common stock to employees	105	618	-

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                              SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (the “Bank”). The Bank is the Company’s principal asset. The Bank operates 59 banking locations throughout California and one in Houston, Texas, and specializes in financing international trade and lending for commercial, construction, and residential real estate projects. Included in the Bank’s 60 locations are nine in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank’s revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions pertaining to the reporting of assets and liabilities, including the allowance for loan losses, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Principles of Consolidation – The financial statements include the accounts of the Company and its subsidiaries, East West Bank and East West Insurance Services, Inc. All intercompany transactions and accounts have been eliminated in consolidation. The Company also has seven wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”), the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

Securities Purchased Under Resale Agreements (“Resale Agreements”) – The Company purchases securities under resale agreements with terms that range from one day to several years. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. Resale agreements which are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents. Resale agreements with terms greater than 90 days are separately categorized.

Investment Securities – The Company classifies its investment securities as either trading account securities, if the securities are intended to be sold within a short period of time, or available-for-sale securities. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at market value. Realized and unrealized gains or losses on trading account securities are included in noninterest income. As of December 31, 2006 and 2005, there were no trading account securities in the investment portfolio.

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

Derivative Financial Instruments – As part of its asset and liability management strategy, the Company may use derivative financial instruments to mitigate exposure to risk. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the balance sheets at fair value. Depending on the nature of the derivative, the corresponding change in fair value is either reported in current earnings or accumulated other comprehensive income (loss).

Loans Receivable – Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

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

Lease Financing Transactions – Loans receivable include the Company’s share of aggregate rentals on lease financing transactions and residual values, net of unearned income. Lease financing transactions are primarily direct financing leases. Unearned income on lease financing transactions is amortized utilizing the interest method.

Allowance for Loan Losses – The allowance for loan losses is established as management’s estimate of probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additionally, nonclassified loans are also considered in the allowance for loan losses calculation and are factored in based on the historical loss experience adjusted for various qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate, construction, and commercial loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

Investment in Federal Home Loan Bank of San Francisco Stock – As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

Investment in Federal Reserve Bank Stock – As a member of the Federal Reserve Bank (“FRB”) of San Francisco, the Bank is required to maintain stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as dividend income.

Mortgage Servicing Assets – Mortgage servicing assets are recorded at the lower of amortized cost or fair value in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The fair values of servicing assets represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The Company utilizes the services of an outside third party to provide independent valuations of its servicing assets. In conjunction with this process, servicing assets are stratified based on one or more predominant risk characteristics of the underlying financial assets, including maturity and interest rates. The resulting strata are assessed for impairment, which is measured as the excess of cost over fair value. Impairment, if it occurs, is recognized through a valuation allowance for each strata. Evaluation of impairment is conducted on a quarterly basis.

Residual Securities – Residual securities represent retained beneficial interests in certain components of cash flows of underlying mortgage loans in connection with the Company’s securitization transactions. Residual securities include interest-only mortgage securities and overcollateralization bonds and are reported at their estimated fair values with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of residual securities exceeds the fair value and the unrealized loss is considered to be other-than-temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.

Interest-only mortgage securities represent the contractual right to receive excess interest cash flows from a pool of securitized mortgage loans. Interest payments received by the independent trust are first applied to the principal and interest bonds (which are generally retained by the Company in its available-for-sale investment portfolio), servicing fees and administrative fees. The excess, if any, is remitted to the Company related to its ownership of the interest-only mortgage security. Overcollateralization bonds represent the contractual right to excess principal payments resulting from over collateralization of the obligations of the trust.

Interest income on residual securities is recognized using a prospective interest method in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. The Company specifically applies such guidance to beneficial interests in securitized financial assets that (a) can contractually be prepaid or otherwise settled in such a way that the Company may not recover substantially all of its recorded investment (such as interest-only strips) or (b) are not of high credit quality at the acquisition date. EITF 99-20 requires that the Company recognize as interest income (throughout the life of the retained interests) the excess of all estimated cash flows attributable to these interests over its principal amount using the effective yield method. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments, and interest rates are updated.

Other Real Estate Owned – Other real estate owned (“OREO”) represents real estate acquired through foreclosure, is considered held for sale, and is recorded at fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

Investment in Affordable Housing Partnerships – The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence or has a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on our income tax returns.

Premises and Equipment – The Company’s premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

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

Goodwill and Other Intangible Assets – The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired, as a result of various past acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and premiums on deposits is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Federal Funds Purchased – The Company borrows federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowings and mature within one to three business days from the transaction date.

Securities Sold Under Repurchase Agreements (“Repurchase Agreements”) – The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Long-Term Debt – Long-term debt consists of both junior subordinated debt and subordinated debt. The Company has established seven statutory business trusts that are wholly-owned subsidiaries of the Company. In seven separate private placement transactions, the Trusts issued both fixed and variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts.

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

Income Taxes – Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock-Based Compensation – The Company issues stock-based compensation to certain employees, officers, and directors. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

The Company adopted the revised accounting standards for stock based compensation effective January 1, 2006. SFAS No. 123(R) allows for two alternative transition methods. The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Under the transition provisions of SFAS No. 123(R), the Company has reduced additional paid in capital by $8.2 million, representing the remaining deferred compensation balance in the consolidated statement of stockholders’ equity as of January 1, 2006. This reclassification adjustment had no impact on total stockholders’ equity.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. The difference between the net proceeds received and the allocated carrying amount of the financial assets being sold or securitized is recognized as a gain or loss on sale.

Stock Split – All share and per share information in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend approved by the Board of Directors on May 18, 2004. All shareholders of record on June 3, 2004 received one additional share of common stock for each share held by them at that date.

Earnings Per Share (EPS) – Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in the earnings of the Company.

Comprehensive Income – The term “comprehensive income” describes the total of all components of comprehensive income including net income. “Other comprehensive income” refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders’ equity by identifying each element of other comprehensive income, including net income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. The adoption of this Statement on January 1, 2005 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. During the first quarter of 2007, the adoption of this standard is expected to result a reduction of retained earnings by approximately $6.5 million to $7.5 million. This adjustment will be recorded on a net of tax basis.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to fully recognize obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No, 158 require employers to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income in the statement of changes in stockholders’ equity. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. It is not anticipated that adoption will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

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

At the close of business on March 17, 2006, the Company completed the acquisition of Standard Bank, a federal savings bank headquartered in Monterey Park. The purchase price was $200.3 million which was comprised of $66.4 million in cash and 3,647,440 shares of East West Bancorp, Inc. common stock. The Company recorded total goodwill of $100.9 million and core deposit premium of $8.6 million for this transaction.

The Company completed the acquisition of United National Bank (“UNB”), a commercial bank headquartered in San Marino, California, at the close of business on September 6, 2005. The purchase price was $177.9 million which was comprised of $71.1 million in cash and 3,138,701 shares of East West Bancorp, Inc. common stock. The Company recorded total goodwill of $99.7 million and core deposit premium of $15.0 million for this transaction.

At the close of business on August 6, 2004, the Company completed the acquisition of Trust Bancorp, parent company of Trust Bank, in an all-stock transaction valued at $32.9 million. The Company recorded total goodwill of $15.1 million and core deposit premium of $2.4 million for this transaction.

The following table provides detailed information on acquisitions from 2004 through 2006:

	Standard	United National	Trust
	Bank	Bank	Bank
	(In thousands)
Cash and cash equivalents	$165,834	$120,221	$65,516
Loans receivable	487,110	666,693	164,011
Premises and equipment	3,211	10,434	596
Core deposit premium	8,648	15,044	2,373
Goodwill	100,889	99,668	15,145
Other assets	239,497	146,965	3,380
Total assets acquired	1,005,189	1,059,025	251,021
Deposits	728,994	865,070	193,358
Other liabilities	75,923	16,095	24,775
Total liabilities assumed	804,917	881,165	218,133
Net assets acquired	$200,272	$177,860	$32,888
Date of acquisition	March 17, 2006	September 6, 2005	August 6, 2004
Purchase price	$200,272	$177,860	$32,888
Type of transaction	Stock and Cash	Stock and Cash	All-Stock

The pro forma combined amounts presented below give effect to the acquisition of Standard Bank as if this transaction had been completed as of the beginning of each period. For the year ended December 31, 2005, the pro forma combined amounts also include the results of operations for United National Bank as if this transaction had been completed as of the beginning of each period. The pro forma information is not necessarily indicative of the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor is it necessarily indicative of the results of operations in future periods. Due to the insignificant impact on the operations of the Company, the acquisition of Trust Bank has not been included in the pro forma financial information presented below:

	Years Ended December 31,
	2006 (1)	2005 (2)
	(In thousands, except per share data)
Net interest income	$371,586	$328,525
Provision for loan losses	(7,366)	(20,280)
Noninterest income	24,150	32,295
Noninterest expense	(164,121)	(147,121)
Income before provision for income taxes	224,249	193,419
Provision for income taxes	(86,405)	(71,783)
Net income	$137,844	$121,636
EARNINGS PER SHARE
BASIC	$2.28	$2.05
DILUTED	$2.24	$2.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,364	59,242
DILUTED	61,668	60,822

(1)   The pro forma results of operations for the year ended December 31, 2006 includes $10.3 million in net realized losses on investment securities that were sold by Standard Bank during the first quarter of 2006. Further, the pro forma results of operations for the year ended December 31, 2006 reflect interest expense related to junior subordinated debt amounting to $30.0 million that was issued in connection with the acquisition of Standard Bank as if this debt instrument was issued at the beginning of the period.

(2)   The pro forma results of operations for both periods in 2005 reflect additional interest expense related to $50.0 million in junior subordinated debt that was issued in connection with the acquisitions of United National Bank and Standard Bank as if these debt instruments were issued at the beginning of each period.

3.                              CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, amounts due from banks, and short-term investments with original maturities of less than three months. Short-term investments, which include federal funds sold, are recorded at cost, which approximates market. As of December 31, 2006 and 2005, cash and cash equivalents totaling $192.6 million and $151.2 million, respectively, were comprised entirely of cash. The Company had no outstanding federal funds sold at December 31, 2006 and 2005.

4.                              SECURITIES PURCHASED UNDER RESALE AGREEMENT

Securities purchased under resale agreements totaled $100.0 million and $50.0 million at December 31, 2006 and 2005, respectively. In February 2006, the Company entered into a new long-term transaction involving the purchase of securities under a resale agreement totaling $50.0 million. The resale agreement has a term of ten years with an interest rate that is fixed at 8.00% for the first two years and thereafter becomes a floating rate based on the three-month Libor plus 300 basis points. The counterparty has the right to a quarterly call after the first year. In September 2005, the Company entered into a long-term resale agreement totaling $50.0 million. This agreement has a term of ten years with an interest rate that is fixed at 7.00% for the first year and thereafter becomes a floating rate based on the three-month Libor plus 275 basis points. The counterparty has the right to a quarterly call after the first two years.

There are no interest payments on these agreements if certain swap yield curves are inverted. The collateral for these resale agreements consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and mortgage-backed securities.

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

Total interest income on resale agreements amounted to $7.1 million and $1.1 million for the years ended December 31, 2006 and 2005, respectively.

5.                              INVESTMENT SECURITIES AVAILABLE-FOR-SALE

An analysis of the available-for-sale investment securities portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
As of December 31, 2006:
U.S. Treasury securities	$2,476	$1	$-	$2,477
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	792,424	2	(2,174)	790,252
U.S. Government sponsored enterprise mortgage-backed securities	258,782	2,781	(1,425)	260,138
Other mortgage-backed securities	494,248	-	(16,477)	477,771
Corporate debt securities	98,003	177	(299)	97,881
U.S. Government sponsored enterprise equity securities	4,648	-	(27)	4,621
Residual securities	12,924	1,032	(16)	13,940
Total investment securities available-for-sale	$1,663,505	$3,993	$(20,418)	$1,647,080
As of December 31, 2005:
U.S. Treasury securities	$1,497	$-	$-	$1,497
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	615,105	-	(4,868)	610,237
U.S. Government sponsored enterprise mortgage-backed securities	189,147	2,526	(1,758)	189,915
Other mortgage-backed securities	14,119	-	(15)	14,104
Corporate debt securities	17,998	41	(227)	17,812
U.S. Government sponsored enterprise equity securities	36,103	-	(235)	35,868
Residual securities	-	404	-	404
Total investment securities available-for-sale	$873,969	$2,971	$(7,103)	$869,837

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2006 and 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2006
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$394,737	$(668)	$205,658	$(1,506)	$600,395	$(2,174)
U.S. Government sponsored enterprise mortgage-backed securities	10,654	(23)	69,080	(1,402)	79,734	(1,425)
Other mortgage-backed securities	470,866	(16,460)	6,905	(17)	477,771	(16,477)
Corporate debt securities	17,734	(16)	12,908	(283)	30,642	(299)
U.S. Government sponsored enterprise equity securities	4,621	(27)	-	-	4,621	(27)
Residual securities	13,940	(16)	-	-	13,940	(16)
Total temporarily impaired securities	$912,552	$(17,210)	$294,551	$(3,208)	$1,207,103	$(20,418)
As of December 31, 2005
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$321,877	$(1,147)	$288,360	$(3,721)	$610,237	$(4,868)
U.S. Government sponsored enterprise mortgage-backed securities	33,897	(598)	50,647	(1,160)	84,544	(1,758)
Other mortgage-backed securities	2,912	(15)	-	-	2,912	(15)
Corporate debt securities	2,981	(19)	9,983	(208)	12,964	(227)
U.S. Government sponsored enterprise equity securities	35,868	(235)	-	-	35,868	(235)
Total temporarily impaired securities	$397,535	$(2,014)	$348,990	$(5,089)	$746,525	$(7,103)

All 23 individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2006 had investment grade ratings upon purchase. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at December 31, 2006. These unrealized losses are primarily attributable to changes in interest rates and individually were less than 3% of their respective amortized cost basis. Of these securities, 12 are AAA-rated U.S. Government sponsored enterprise debt securities, 6 are AAA-rated Agency MBS, 2 are A to AAA-rated private label MBS. The remaining 3 securities are A to AA-rated corporate debt securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends to hold these securities until their fair values recover to cost. As such, the Company does not believe that there are any securities, other than those previously identified in prior periods, that are deemed to be other-than-temporarily impaired, and therefore, no additional impairment charges as of December 31, 2006 are warranted.

As of December 31, 2005, there were 24 securities that have been in a continuous unrealized position for twelve months or longer. These unrealized losses were primarily attributable to changes in interest rates and individually were less than 3% of their respective amortized cost basis. Of these securities, 22 are AAA-rated U.S. Government sponsored enterprise debt securities. The remaining 2 securities were A- to AA-rated corporate debt securities. All of these securities had investment grade ratings upon purchase. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company had the ability, and management had the intent to hold these securities until their fair values recovered to cost. In management’s opinion, all securities that were in an unrealized loss position for the past twelve months or longer as of December 31, 2005 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2005 were warranted.

During 2005, as a result of the Company’s periodic reviews for impairment, the Company recorded a $60 thousand impairment writedown on a corporate debt security that was held in the available-for-sale investment portfolio at an amortized cost of $1.0 million. In 2004, the Company recorded a $757 thousand impairment writedown on a preferred stock that was also held in the available-for-sale portfolio at an amortized cost of $4.7 million.

The scheduled maturities of investment securities available-for-sale at December 31, 2006 are presented as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due within one year	$577,788	$577,318
Due after one year through five years	279,980	279,936
Due after five years through ten years	32,069	31,777
Due after ten years	773,668	758,049
Total	$1,663,505	$1,647,080

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Proceeds from sales of available-for-sale securities during 2006, 2005 and 2004 were $232.4 million, $251.9 million and $279.1 million, respectively. Gross realized gains were $2.7 million, $4.4 million and $3.1 million during 2006, 2005 and 2004, respectively. The Company recorded gross realized losses amounting to $188 thousand, $119 thousand and $41 thousand in 2006, 2005, and 2004.   The tax expense on the sale of investment securities available-for-sale was $1.1 million, $1.8 million, and $651 thousand for December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, investment securities available-for-sale with a carrying value of $1.51 billion and $834.1 million, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

During the years ended December 31, 2006 and 2005, the Company securitized $788.0 million and $209.6 million, respectively, in residential mortgage loans through the Federal National Mortgage Association (“FNMA”) and East West Mortgage Securities. These transactions were treated as guaranteed mortgage securitizations, and in accordance with the provisions of SFAS No. 140, they were accounted for as neither sales nor financings which had no impact on the Company’s results of operations. All of the resulting securities were retained in the Company’s available-for-sale securities portfolio. The Company recorded $8.1 million and $2.5 million in mortgage servicing assets as a result of the 2006 and 2005 securitizations, respectively, as the Bank continues to service the underlying loans.

The Company retains residual interests in securitized mortgage loans in connection with its securitization activities. The fair value of residual interests is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities. At December 31, 2006 and 2005, the fair values of the residual interests totaled $13.9 million and $404 thousand, respectively. The fair value of the residual interests at December 31, 2006 is estimated based on a weighted average remaining life of 3.17 years, a weighted average projected prepayment rate of 26%, a weighted average expected credit loss rate of 0.16% and a weighted average discount rate of 11%. As of December 31, 2005, the fair value of the residual interest of $404 thousand is based on a weighted average remaining life of 1.84 years, a projected prepayment rate of 40%, an expected credit loss rate of 1.17% and a weighted average discount rate of 20%.

6.                              DERIVATIVE FINANCIAL INSTRUMENTS

Warrants – At December 31, 2006 and 2005, the Company had outstanding warrants to purchase the common stock of various companies. The Company received these warrants in connection with certain lending relationships, primarily with small, privately-held companies. In management’s opinion, the fair value of these warrants is approximately $37 thousand and zero at December 31, 2006 and 2005.

Equity Linked Certificate of Deposits – During 2004, the Company entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that was offered to customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the “HSCEI”). As of December 31, 2006 the combined notional amounts of the equity swap agreements total $24.4 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, the Company agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004, effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, this amount was prepaid based on the current market value of the cash streams. The total amount paid on April 1, 2005 in conjunction with these swap agreement amendments was $4.2 million. The fair values of both the embedded derivatives and equity swap agreements amounted to $15.1 million and $3.5 million as of December 31, 2006 and 2005, respectively. The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. For the year ended December 31, 2004, the net impact on the consolidated statements of income related to these swap agreements was an expense of $114 thousand. The fair value of the equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement.

7.                              LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable:

	December 31,
	2006	2005
	(In thousands)
Real estate loans:
Residential single family	$365,407	$509,151
Residential multifamily	1,584,674	1,239,836
Commercial and industrial real estate	3,766,634	3,321,520
Construction	1,154,339	640,654
Total real estate loans	6,871,054	5,711,161
Other loans:
Commercial business	960,375	643,296
Trade finance	271,795	230,771
Automobile	9,481	8,543
Other consumer	152,527	200,254
Total other loans	1,394,178	1,082,864
Total gross loans	8,265,232	6,794,025
Unearned fees, premiums and discounts, net	(4,859)	(1,070)
Allowance for loan losses	(78,201)	(68,635)
Loans receivable, net	$8,182,172	$6,724,320

Included in residential single family loans are loans held for sale totaling $2.7 million and $3.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, commercial business loans included finance leases totaling $75 thousand and $257 thousand, respectively. Accrued interest on loans receivable amounted to $42.3 million and $30.6 million at December 31, 2006 and 2005, respectively.

Loans serviced for others amounted to $1.52 billion and $809.2 million at December 31, 2006 and 2005, respectively. Loans serviced for others are off balance sheet and not included in the loans receivable balance.

At December 31, 2006 and 2005, loans receivable totaling $4.20 billion and $4.18 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in our primary lending areas. The Bank originated $411.0 million in new residential single family loans during 2006. The Bank primarily offers ARM loan programs that have six-month, three-year, five-year, or seven-year initial fixed periods. Residential single family mortgage loans are originated under three different types of programs: full/alternative documentation, reduced documentation and no documentation. The underwriting criteria for these loan programs vary in income and asset documentation levels. The Bank’s underwriting criteria for all the loans in its residential single family mortgage loan programs include minimum FICO scores and maximum loan-to-value ratios. Additionally, the full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, the Bank requires reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, the no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. Of the $411.0 million residential single family mortgage loans originated during 2006, 8% or $32.6 million were full/alternative documentation loans, 42% or $172.3 million were reduced documentation loans and 50% or $206.1 million were no documentation loans.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the year ended December 31, 2006, the Bank originated $592.0 million in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. Residential multifamily mortgage loans are originated under two different types of programs: full documentation and reduced documentation. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to the programs mentioned in the residential single family loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

Additionally, the Bank has single family and multifamily residential mortgage loans that have contractual features that may increase its credit exposure. These mortgage loans include adjustable rate mortgage loans that may subject borrowers to significant future payment increases or create the potential for negative amortization of the principal balance.

Interest-only mortgage loans allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. As of December 31, 2006, there were $8.7 million in interest-only loans held in the Bank’s portfolio.

Adjustable rate mortgage loans permit different repayment options. The monthly payment is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans’ principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. None of the adjustable rate mortgages held in the Bank’s loan portfolio which have the potential to negatively amortize were actually negatively amortizing as of December 31, 2006 and 2005. The Bank did not originate these loans and they were purchased several years ago.

The Bank’s total exposure related to these products included in loans receivable for the years ended December 31, 2006 and 2005 is summarized as follows:

	Unpaid Principal Balance as of December 31,
	2006	2005
	(In thousands)
Interest only mortgage loans	$8,681	$9,213
Adjustable rate mortgages with negative amortization features:
Residential single family loans	1,683	2,844
Residential multifamily loans	46,139	81,348

All of the loans that the Bank originates are subject to its underwriting guidelines and loan origination standards. Generally, loans obtained from third party originators, including the higher risk loans in the preceding table, are closed and funded in the Bank’s name and are also subject to the same underwriting guidelines and loan origination standards. Management believes that the Bank’s strict underwriting criteria and procedures adequately consider the unique risks which may come from these products. The Bank conducts a variety of quality control procedures and periodic audits to ensure compliance with its origination standards, including criteria for lending and legal requirements.

An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Balance, beginning of year	$68,635	$50,884	$39,246
Allowance from acquisitions	4,084	9,290	1,583
Allowance for unfunded loan commitments and letters of credit	(1,168)	(2,738)	(1,566)
Provision for loan losses	6,166	15,870	16,750
Gross chargeoffs	(515)	(6,442)	(5,860)
Gross recoveries	999	1,771	731
Balance, end of year	$78,201	$68,635	$50,884

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

There were no commitments to lend additional funds to borrowers whose loans are impaired. The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Recorded investment with related allowance	$-	$10,681	$3,009
Recorded investment with no related allowance	17,101	13,468	2,596
Allowance on impaired loans	-	(1,310)	(1,060)
Net recorded investment in impaired loans	$17,101	$22,839	$4,545
Average total recorded investment in impaired loans	$16,735	$19,865	$7,660

The following is a summary of interest foregone on impaired loans for the years ended December 31:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,414	$1,629	$496
Less: Interest income recognized on impaired loans on a cash basis	(717)	(604)	(272)
Interest foregone on impaired loans	$697	$1,025	$224

Nonaccrual Loans – Nonaccrual loans totaled $17.1 million and $24.1 million at December 31, 2006 and 2005, respectively.

Loans Past Due 90 Days or More but not on Nonaccrual – At December 31, 2006, there were no loans past due 90 days or more but not on nonaccrual status. In comparison, such loans totaled $5.7 million at December 31, 2005, representing trade finance loans that are fully guaranteed by another banking institution.

Restructured Loans – The Company had no restructured loans as of December 31, 2006 and 2005.

Other Real Estate Owned – As of December 31, 2006, the Company had one OREO property with a carrying value of $2.8 million, representing an industrial property held as collateral for a commercial real estate loan. In comparison, the Company had one OREO property with a carrying value of $299 thousand at December 31, 2005, representing a condominium unit that was held as partial collateral for a commercial business loan.

During the year ended December 31, 2006, the Bank sold two OREO properties with a combined carrying value of $396 thousand for a net gain of $88 thousand.

Allowance for Unfunded Loan Commitments and Letters of Credit – The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2006 and 2005, the allowance for unfunded loan commitments and letters of credit amounted to $12.2 million and $11.1 million, respectively. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for loan losses.

Credit Risk and Concentrations – Substantially all of the Company’s real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on the collectibility of the Company’s loans and on the level of allowance for loan losses required. In addition, although most of the Company’s trade finance activities are related to trade with Asian countries, all of its loans are made to companies domiciled in the United States.

8.                              INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership in each limited partnership varies from 1% to 20%. Six of the investments, with a net carrying value of $15.1 million at December 31, 2006, are accounted for using the equity method of accounting, as the Company has significant influence or has a limited partnership interest that exceeds 5%. The costs of the remaining investments owned as of December 31, 2006, with a net carrying value of $21.5 million, are being amortized using a level-yield method over the lives of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal tax credits to be utilized over a maximum of 10 years are $36.0 million as of December 31, 2006. The Company’s usage of federal tax credits approximated $4.5 million, $5.6 million and $5.9 million during 2006, 2005 and 2004, respectively. Investment amortization amounted to $5.2 million, $6.5 million and $7.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse notes which are collateralized by the Company’s partnership interests in the real estate investment tax credits. The notes are payable upon demand and, if defaulted, interest will be imposed at an annual rate ranging from 10% to 18% or the maximum rate permitted by applicable law. No interest is due if the notes are paid on demand. At December 31, 2006, outstanding notes payable related to the purchase of real estate tax credits amounted to $11.4 million, compared with $8.8 million at December 31, 2005. The Company has no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

9.                              PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)
Land	$11,899	$10,970
Office buildings	11,559	9,552
Leasehold improvements	15,943	13,638
Furniture, fixtures and equipment	31,120	26,019
Total cost	70,521	60,179
Accumulated depreciation and amortization	(26,599)	(21,600)
Net book value	$43,922	$38,579

Depreciation expense on premises and equipment was $6.2 million, $4.0 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10.                       GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill amounted to $244.3 million and $143.3 million at December 31, 2006 and 2005, respectively. The change in the carrying value of goodwill during the year ended December 31, 2006 primarily represents goodwill of $100.9 million arising from the acquisition of Standard Bank in March 2006. During the year ended December 31, 2006, the Company recognized $100 thousand in impairment losses as a result of its annual impairment test of goodwill as of December 31, 2006. In comparison, no impairment losses were recorded during the year ended December 31, 2005.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The gross carrying amount of deposit premiums totaled $38.1 million and $31.9 million, respectively, and the related accumulated amortization totaled $17.7 million and $13.0 million, respectively, at December 31, 2006 and 2005. The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. The weighted amortization periods for premiums on acquired deposits for Standard Bank and United National Bank is 4.33 years and 5.8 years, respectively. Total amortization expense on deposit premiums was $7.1 million, $3.9 million and $2.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2007	$6,108
2008	4,557
2009	2,658
2010	2,306
2011	1,960

11.                       MORTGAGE SERVICING ASSETS

In estimating the fair value of mortgage servicing assets at December 31, 2006 and 2005, the Company used a weighted-average prepayment speed of 18.5% and 10.2%, respectively, and a weighted-average discount rate of 12.6% and 9.9%, respectively. Mortgage servicing assets which are included in other assets in the accompanying consolidated balance sheets had a carrying value of $11.2 million and $4.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the valuation allowance for impairment of mortgage servicing assets amounted to $659 thousand and $280 thousand, respectively.

The following table summarizes activity in the mortgage servicing assets valuation allowance for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Balance, beginning of year	$280	$-	$-
Impairment provision	379	280	-
Balance, end of year	$659	$280	$-

The Company capitalized $8.3 million, $2.8 million and $1.1 million of mortgage servicing assets during the years ended December 31, 2006, 2005 and 2004, respectively. The related amortization expense on servicing assets amounted to $1.1 million, $543 thousand and $382 thousand during the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated future amortization of mortgage servicing assets for the succeeding five years and thereafter is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2007	$2,275
2008	1,729
2009	1,314
2010	999
2011	759
Thereafter	4,076
Total	$11,152

12.                       CUSTOMER DEPOSIT ACCOUNTS

Customer deposit account balances are summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Noninterest-bearing demand	$1,353,734	$1,331,992
Interest-bearing checking	450,201	472,610
Money market accounts	1,280,651	978,678
Savings deposits	372,546	326,807
Total core deposits	3,457,132	3,110,087
Time deposits:
Less than $100,000	1,012,401	927,792
$100,000 or greater	2,765,509	2,220,708
Total time deposits	3,777,910	3,148,500
Total deposits	$7,235,042	$6,258,587

At December 31, 2006, the scheduled maturities of time deposits are as follows:

	$100,000 or	Less Than
	Greater	$100,000	Total
	(In thousands)
2007	$2,663,354	$928,286	$3,591,640
2008	78,539	41,372	119,911
2009	13,829	21,184	35,013
2010	5,657	20,358	26,015
2011	3,621	1,095	4,716
Thereafter	509	106	615
Total	$2,765,509	$1,012,401	$3,777,910

Accrued interest payable totaled $7.2 million and $6.4 million at December 31, 2006 and 2005, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2006	2005	2004
	(In thousands)
Interest-bearing checking	$5,693	$2,939	$1,175
Money market accounts	43,233	15,785	4,797
Savings deposits	2,626	953	486
Time deposits:
Less than $100,000	40,519	20,149	11,390
$100,000 or greater	108,194	53,760	20,048
Total	$200,265	$93,586	$37,896

13.                       FEDERAL FUNDS PURCHASED

Federal funds purchased generally mature within one to three business days from the transaction date. Outstanding federal funds purchased totaled $151.0 million and $91.5 million as of December 31, 2006 and 2005, respectively.

The following table provides information on federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at end of year	$151,000	$91,500	$-
Average balance outstanding during the year	$110,116	$45,190	$3,028
Maximum balance outstanding at any month-end	$151,000	$182,000	$19,500
Weighted average interest rate during the year	5.08%	3.91%	1.76%
Weighted average interest rate at end of year	5.23%	4.03%	-

As a means of augmenting its liquidity, the Company has established federal funds lines with six correspondent banks. The Company’s available borrowing capacity from federal funds line facilities amounted to $311.0 million and $253.5 million as of December 31, 2006 and 2005, respectively.

14.                       FEDERAL HOME LOAN BANK ADVANCES

FHLB advances and their related weighted average interest rates are summarized as follows:

Year of	December 31, 2006		December 31, 2005
Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2006	$-	-	$530,155	3.57%
2007	308,469	4.70%	61,527	2.38%
2008	245,091	5.18%	25,000	4.55%
2009	360,113	5.13%	1,000	4.98%
2010	160,074	4.81%	-	-%
2011	55,054	5.20%	-	-%
2012	5,026	4.46%	-	-%
2015	3,039	4.44%	-	-%
Total	$1,136,866	4.98%	$617,682	3.49%

Total outstanding FHLB advances amounted to $1.14 billion at December 31, 2006. Of this amount, $230.0 million represent overnight borrowings. With the exception of one advance amounting to $5.0 million, all term advances are at fixed interest rates. Some FHLB advances are secured by real estate loans and investment securities available-for-sale.

The Company’s available borrowing capacity from unused FHLB advances totaled $2.30 billion and $1.89 billion at December 31, 2006 and 2005, respectively.

15.                       SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company has entered into several long-term transactions involving the sale of securities under repurchase agreements which total $975.0 million and $325.0 million as of December 31, 2006 and 2005, respectively. The terms of these repurchase agreements are ten years. The rates are all initially floating rate for a period of time ranging from six months to three years, with the floating rates interest ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29 % to 5.13%. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary.

The following table provides information on securities sold under repurchase agreements as of December 31, 2006 and 2005:

Year of	December 31, 2006		December 31, 2005
Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2012	$-	-%	$50,000	3.45%
2015	275,000	4.39%	275,000	3.38%
2016	700,000	3.15%	-	-%
	$975,000	3.50%	$325,000	3.39%

Total interest expense recorded on repurchase agreements amounted to $23.1 million and $2.6 million for the years ended December 31, 2006 and 2005, respectively. The Company did not enter into transactions involving the sale of securities under repurchase agreements during 2004.

The Company also has master repurchase agreements with other major brokerage companies. The Company’s available borrowing capacity from repurchase agreements totaled $81.1 million and $52.1 million at December 31, 2006 and 2005, respectively.

16.                       CAPITAL RESOURCES

Junior Subordinated Debt – The Company has formed seven statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The amount of junior subordinated issued recorded on the accompanying consolidated balance sheets as a component of long-term debt also includes the value of the common stock issued by the Trusts to the Company in conjunction with these transactions.

The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. As of December 31, 2006, total junior subordinated debt of $105.8 million and total common stock of $3.3 million were issued by the Trusts to the Company. As of December 31, 2005, total junior subordinated debt of $75.8 million and total common stock of $2.3 million were issued by the Trusts to the Company.

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

The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2006 and 2005:

			Rate at	Balance at
		Stated	December 31,	December 31,
Trust Name	Maturity Date (1)	Interest Rate	2006	2006	2005
				(Dollars in thousands)
East West Capital Trust I	March 2030	10.88%, fixed	10.88%	$10,750	$10,750
East West Capital Trust II	July 2030	10.95%, fixed	10.95%	10,000	10,000
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	8.21%	10,000	10,000
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	7.92%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	7.17%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	6.86%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	6.71%	30,000	-
				$105,750	$75,750

(1)      All of the above debt instruments are subject to various call options.

Subordinated Debt – On April 28, 2005, the Company issued $50.0 million in subordinated debt in a private placement transaction. On September 23, 2005, the Company issued an additional $25.0 million in subordinated debt, as an amendment to the principal balance of the initial $50.0 million subordinated debt agreement. The additional $25.0 million in subordinated debt has a maturity date of September 23, 2015 and the amendment also extended the maturity of the original $50.0 million subordinated debt to the same date. The stated interest rate on the subordinated debt is based on the three-month Libor plus 110 basis points, payable on a quarterly basis. At December 31, 2006, the interest rate on this debt instrument was 6.538%. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included as a component of long-term debt in the accompanying consolidated balance sheets.

17.                                         INCOME TAXES

The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current income tax expense:
Federal	$81,148	$55,700	$33,300
State	23,733	17,263	11,999
Total current income tax expense	104,881	72,963	45,299
Deferred income tax benefit:
Federal	(12,177)	(8,724)	(1,821)
State	(2,292)	(2,258)	(167)
Total deferred income tax benefit	(14,469)	(10,982)	(1,988)
Provision for income taxes	$90,412	$61,981	$43,311

The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2006	2005	2004
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	6.0	5.7	6.3
Tax credits	(1.9)	(3.3)	(4.7)
Other, net	(0.4)	(1.0)	(0.9)
Effective income tax rate	38.7%	36.4%	35.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2006			2005
	Federal	State	Total	Federal	State	Total
	(In thousands)
Deferred tax liabilities:
Premiums on deposits acquired	$7,100	$2,199	$9,299	$6,562	$2,032	$8,594
Depreciation	978	282	1,260	866	331	1,197
FHLB stock dividends	5,031	1,558	6,589	2,924	906	3,830
Deferred loan fees	9,980	3,033	13,013	13,337	4,131	17,468
Affordable housing partnership tax loss	14,820	4,651	19,471	12,577	3,956	16,533
Purchased loan discounts	476	147	623	793	246	1,039
Mortgage servicing assets	4,022	1,246	5,268	1,061	329	1,390
California franchise tax	4		4	1,212	-	1,212
Other, net	1,495	4,386	5,881	1,009	4,623	5,632
Total gross deferred tax liabilities	43,906	17,502	61,408	40,341	16,554	56,895
Deferred tax assets:
Bad debt deduction	(31,594)	(9,727)	(41,321)	(27,644)	(8,563)	(36,207)
Affordable housing partnership book loss	(14,541)	(4,639)	(19,180)	(12,666)	(4,013)	(16,679)
Deferred compensation accrual	(13,672)	(4,240)	(17,912)	(11,200)	(3,483)	(14,683)
Purchased loan premium	(830)	(257)	(1,087)	-	-	-
Unrealized loss on securities	(5,728)	(1,976)	(7,704)	(2,236)	(742)	(2,978)
Net operating loss carryforwards	(781)	(120)	(901)	(1,444)	-	(1,444)
Other, net	(11,622)	(372)	(11,994)	(7,010)	(480)	(7,490)
Total gross deferred tax assets	(78,768)	(21,331)	(100,099)	(62,200)	(17,281)	(79,481)
Net deferred tax assets	$(34,862)	$(3,829)	$(38,691)	$(21,859)	$(727)	$(22,586)

At December 31, 2006, the Bank had federal net operating loss carryforwards of approximately $2.2 million which expire through 2020. These net operating loss carryforwards were acquired in connection with the Bank’s acquisition of American International Bank (“AIB”). The Bank also had state net operating loss carryforwards of approximately $1.1 million which expire in 2016 resulting from the acquisition of Standard Bank. Federal and state tax laws related to a change in ownership, such as the acquisition of AIB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

18.                       COMMITMENTS AND CONTINGENCIES

Credit Extensions – In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and credit exposures.

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2006 and 2005, undisbursed loan commitments amounted to $2.24 billion and $1.72 billion, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $366.6 million and $472.4 million as of December 31, 2006 and 2005, respectively. Substantially all commitments are for loans to be held in the portfolio.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2006 and 2005, commercial and standby letters of credit totaled $519.0 million and $405.2 million, respectively. The Bank issues standby letters of credit, or “SBLCs” and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

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

As of December 31, 2006 and 2005, the allowance for unfunded loan commitments and letters of credit amounted to $12.2 million and $11.1 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Guarantees – From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. Loans sold with recourse, comprised entirely of residential single family loans, totaled $26.5 million and $31.6 million as of December 31, 2006 and 2005, respectively. The Company’s recourse reserve related to these loans totaled $68 thousand and $76 thousand as of December 31, 2006 and 2005, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan’s origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2006 and 2005, the amount of loans sold without recourse totaled $1.49 billion and $777.6 million, respectively, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Lease Commitments – The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $9.2 million, $7.0 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental payments under noncancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2007	$10,137
2008	8,734
2009	8,019
2010	6,654
2011	5,621
Thereafter	29,528
Total	$68,693

Litigation – Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2006. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

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

Management has considered this claim as part of its evaluation of uncertain tax positions in accordance with the provisions of FIN 48. During the first quarter of 2007, the adoption of this standard is expected to result in a reduction of retained earnings by approximately $6.5 million to $7.5 million.

19.                       STOCK COMPENSATION PLANS

The Company issues stock options and restricted stock to employees under share-based compensation plans. The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense during 2006. Since the Company has previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to SFAS No. 123(R) relates only to issued and unvested stock option grants. For the year ended December 31, 2006, incremental stock-based compensation expense reduced income before income taxes by $1.8 million and reduced net income by $1.1 million. This additional expense reduced both basic and diluted earnings per share by $0.02 for the year ended December 31, 2006. Cash provided by operating activities decreased by $12.1 million and cash provided by financing activities increased by an identical amount for 2006 related to excess tax benefits from stock-based payment arrangements.

Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 to account for its stock based awards. The reported net income and earnings per share for the years ended December 31, 2005 and 2004 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options as required under SFAS No. 123(R). The pro forma amounts are as follows (amounts are reflected in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income, as reported	$108,380	$78,022
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,783	847
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(3,657)	(2,186)
Net income, pro forma	$106,506	$76,683
Basic earnings per share
As reported	$2.03	$1.54
Pro forma	$1.99	$1.51
Diluted earnings per share
As reported	$1.97	$1.49
Pro forma	$1.94	$1.47

During the year ended December 31, 2006, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $5.7 million, with its related tax benefits of $2.4 million.

During the years ended December 31, 2005 and 2004, total compensation cost recognized in the consolidated statements of income related to restricted stock awards amounted to $3.1 million and $1.5 million, respectively, with related tax benefits of $1.3 million and $613 thousand, respectively.

Stock Options – The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years.

A summary of activity for the Company’s stock options as of and for the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of year	3,209,183	$13.51
Granted	281,495	37.20
Exercised	(866,032)	7.38
Forfeited	(16,475)	26.42
Outstanding at end of year	2,608,171	$18.02	3.74 years	$46,999
Vested or expected to vest at year-end	2,566,382	$17.76	3.71 years	$45,563
Exercisable at year-end	2,071,186	$13.64	3.26 years	$28,248

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected term (1)	4 years	3.5 years	3.5 years
Expected volatility (2)	27.3%	28.2%	30.5%
Expected dividend yield (3)	0.6%	0.5%	0.8%
Risk-free interest rate (4)	4.7%	4.0%	2.4%

(1)   The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)   The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3)   The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4)   The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Outstanding	Exercise	Remaining	Exercisable	Exercise
Range of Exercise Prices	Options	Price	Contractual Life	Options	Price
$5.00 to $9.99	413,020	$5.75	2.07 years	413,020	$5.75
$10.00 to $14.99	635,085	12.61	4.77 years	635,085	12.61
$15.00 to $19.99	990,556	16.88	2.72 years	967,606	16.88
$25.00 to $29.99	111,975	26.61	4.16 years	49,725	26.64
$30.00 to $34.99	63,816	34.06	5.71 years	4,000	33.62
$35.00 to $39.99	374,974	37.28	5.92 years	1,250	35.14
$40.00 to $44.99	18,745	40.48	6.57 years	500	42.97
$5.00 to $44.99	2,608,171	$18.02	3.74 years	2,071,186	$13.64

During the years ended December 31, 2006, 2005 and 2004, information related to stock options are presented as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average fair value of stock options granted during the year	$10.01	$9.30	$6.55
Total intrinsic value of options exercised (in thousands)	$26,842	$13,573	$13,000
Total fair value of options vested (in thousands)	1,924	2,572	2,799

As of December 31, 2006, total unrecognized compensation cost related to stock options amounted to $3.6 million. This cost is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock – In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The restricted shares awarded become fully vested after three to five years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases.

A summary of the activity for the Company’s restricted stock as of December 31, 2006, including changes during the year then ended, is presented below:

	2006
		Weighted
		Average
	Shares	Price
Outstanding at beginning of year	431,392	$30.60
Granted	275,562	36.29
Vested	(130,816)	21.73
Forfeited	(44,846)	33.81
Outstanding at end of year	531,292	$35.46

Of the total shares of restricted stock granted in 2006, 4,361 shares were granted to outside directors.

The weighted average fair values of restricted stock awards granted during the years ended December 31, 2006, 2005, and 2004 were $36.29, $35.31, and $33.98, respectively.

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

As of December 31, 2006, total unrecognized compensation cost related to restricted stock awards amounted to $12.9 million. This cost is expected to be recognized over a weighted average period of 3.1 years.

Stock Purchase Plan – The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. Under the terms of the Purchase Plan, prior to April 2005, employees could purchase shares of the Company’s common stock at the lesser of 85% of the per-share market price at the date of grant or exercise, subject to an annual limitation of common stock valued at $25,000. In April 2005, the terms of the Purchase Plan were amended to allow the employees to purchase shares at 90% of the per-share market price at the date of exercise, maintaining the annual common stock value limitation of $25,000. As of December 31, 2006, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company’s common stock. During, 2006 and 2005, 65,208 shares totaling $2.3 million and 100,330 shares totaling $3.0 million, respectively, were sold to employees under the Purchase Plan.

Warrants – During 2001, in conjunction with an exclusive ten-year agreement with 99 Ranch Market, the Company issued 600,000 warrants to certain senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share (see Note 21). These warrants vest over six years. At December 31, 2006, warrants to purchase a total of 120,000 shares remain outstanding.

20.                       EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2006, 2005 and 2004, the Company contributed $2.7 million, $1.9 million and $1.5 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. For the years ended December 31, 2006, 2005, and 2004, $1.9 million, $1.7 million and $1.5 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2006, the life insurance contracts related to the SERP had an aggregate cash surrender value of $34.5 million. As of December 31, 2006 and 2005, the vested benefit obligation under the SERP was $6.1 million and $1.5 million, respectively.

21.                       STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Authorized Shares – On May 25, 2005, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The additional authorized shares provide the Company greater flexibility for stock splits and stock dividends, issuances under employee benefit plans, financings, corporate mergers and acquisitions, and other general corporate purposes.

Stock Split – On May 18, 2004, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business on June 3, 2004 received one additional share of common stock for each share of common stock held by them on that date. The additional shares were distributed by the Company’s transfer agent on June 21, 2004. Prior to the stock split, the Company had 25,141,002 shares of common stock issued and outstanding.

In-Store Banking Agreement – During 2001, in conjunction with its exclusive ten-year agreement with 99 Ranch Market to provide in-store banking services to targeted locations throughout California, the Company issued 600,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share. These warrants vest over six years and are intended to provide direct benefit to 99 Ranch Market executives that make a significant contribution to the success of the in-store banking operations. The estimated fair value of the warrants when issued was $2.7 million.

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

Stock Repurchase Program – As of December 31, 2006, and since 1999, the Company’s Board of Directors has authorized the repurchase of up to $42.0 million of the Company’s common stock under six different Stock Repurchase Programs. The Company did not repurchase any shares during the years ended December 31, 2006 and 2005.

On January 23, 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company’s common stock. Unused repurchases of the Company’s common stock from previously authorized stock repurchase programs are superceded by this latest share repurchase program.

Quarterly Dividends – The Company declared and paid cash dividends of $0.05 per share during each of the four quarters of 2006 and 2005, totaling $12.0 million and $10.7 million, respectively. On January 24, 2007, the Company’s Board of Directors announced a 100% quarterly dividend increase to $0.10 per share beginning in the first quarter of 2007.

Earnings Per Share – The calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 is presented below:

	Net	Number	Per Share
	Income	of Shares	Amounts
	(In thousands, except per share data)
2006
Basic earnings per share	$143,369	59,605	$2.40
Effect of dilutive securities:
Stock options (1)	-	1,047
Restricted stock	-	182
Stock warrants	-	75
Diluted earnings per share	$143,369	60,909	$2.35
2005
Basic earnings per share	$108,380	53,454	$2.03
Effect of dilutive securities:
Stock options (1)	-	1,318
Restricted stock	-	146
Stock warrants	-	116
Diluted earnings per share	$108,380	55,034	$1.97
2004
Basic earnings per share	$78,022	50,654	$1.54
Effect of dilutive securities:
Stock options (1)	-	1,416
Restricted stock	-	82
Stock warrants	-	145
Diluted earnings per share	$78,022	52,297	$1.49

(1)          Excludes 32,278, 95,265 and 2,564 weighted average options outstanding for the years ended December 31, 2006, 2005 and 2004, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

22.                       REGULATORY REQUIREMENTS

Risk-Based Capital – In September 2004, the Bank became a member bank of the Federal Reserve System and the FRB replaced the Federal Deposit Insurance Corporation (the “FDIC”) as the Bank’s primary federal regulator. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2006 and 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

The actual and required capital amounts and ratios at December 31, 2006 and 2005 are presented as follows:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$1,020,933	11.2%	$727,505	8.0%	N/A	N/A
East West Bank	$1,007,318	11.1%	$727,236	8.0%	$909,045	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$869,444	9.6%	$363,752	4.0%	N/A	N/A
East West Bank	$855,829	9.4%	$363,618	4.0%	$545,427	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$869,444	8.3%	$419,938	4.0%	N/A	N/A
East West Bank	$855,829	8.2%	$420,154	4.0%	$525,192	5.0%
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$804,033	11.2%	$576,763	8.0%	N/A	N/A
East West Bank	$789,252	11.0%	$576,081	8.0%	$720,101	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$649,740	9.0%	$288,382	4.0%	N/A	N/A
East West Bank	$634,959	8.8%	$288,040	4.0%	$432,060	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$649,740	8.1%	$319,156	4.0%	N/A	N/A
East West Bank	$634,959	8.0%	$319,505	4.0%	$399,382	5.0%

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. As of December 31, 2006 and 2005, trust preferred securities comprised 12.2% and 11.7%, respectively, of the Bank’s Tier I capital.

Reserve Requirement – The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $20.4 million and $14.7 million at December 31, 2006 and 2005, respectively.

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

	December 31,
	2006		2005
	Carrying		Carrying
	Notional or	Estimated	Notional or	Estimated
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$192,559	$192,559	$151,192	$151,192
Securities purchased under resale agreements	100,000	100,685	50,000	49,670
Investment securities available-for-sale	1,647,080	1,647,080	869,837	869,837
Loans receivable, net	8,182,172	8,334,590	6,724,320	6,736,853
Investment in Federal Home Loan Bank stock	77,469	77,469	45,707	45,707
Investment in Federal Reserve Bank stock	17,830	17,830	12,285	12,285
Accrued interest receivable	53,003	53,003	35,279	35,279
Equity swap agreements	23,428	15,126	24,551	3,539
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	3,457,132	3,457,132	3,110,087	3,110,087
Time deposits	3,777,910	3,763,023	3,148,500	3,134,090
Federal funds purchased	151,000	151,000	91,500	91,500
Federal Home Loan Bank advances	1,136,866	1,136,562	617,682	613,394
Securities sold under repurchase agreements	975,000	961,771	325,000	319,120
Notes payable	11,379	11,379	8,833	8,833
Accrued interest payable	17,642	17,642	10,285	10,285
Long-term debt	184,023	197,995	153,095	163,365
Off-balance sheet financial instruments:
Commitments to extend credit	2,242,102	17,416	1,715,725	9,369
Standby letters of credit	483,638	5,031	364,722	3,417
Commercial letters of credit	35,403	(297)	40,430	(328)

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents – The carrying amounts approximate fair values due to the short-term nature of these instruments.

Securities Purchased Under Resale Agreements – For securities purchased under resale agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2006 and 2005, the securities purchased under resale agreements are long-term in nature and the fair value is estimated by discounting the cash flows through maturity based on the current market rates at each reporting date.

Investment Securities Available-For-Sale – Fair values are based on quoted market prices from securities brokers, dealers in the respective instruments, or other third party data providers.

Loans Receivable, net – Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed-rate mortgage loans are based upon discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing for 15- and 30-year conventional loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based upon discounted cash flows utilizing discount rates that approximate the risk-adjusted pricing of available mortgage-backed securities having similar rates and repricing characteristics as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans.

Federal Home Loan Bank and Federal Reserve Bank Stock – The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

Equity Swap Agreements – The fair value of equity swap agreements and embedded equity call options are estimated using discounted cash flow analyses based on expectations of LIBOR rates and the change in value of the HSCEI based upon the life of the individual swap agreement.

Deposits – The fair values of deposits are estimated based upon the type of deposit products. Demand, savings and money market accounts are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are based upon the contractual discounted cash flows, which are estimated using current rates offered for deposits of similar remaining terms.

Federal Funds Purchased – The carrying amounts approximate fair values due to the short-term nature of these instruments.

Federal Home Loan Bank Advances – The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Securities Sold Under Repurchase Agreements – For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2006 and 2005, the securities sold under repurchase agreements are long-term in nature and the fair value is calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates at each reporting date. The call features of these instruments are also considered in the determination of fair values.

Notes Payable – The carrying amount of notes payable approximates fair value as these notes are payable on demand.

Accrued Interest Payable – The carrying amount of accrued interest payable approximates fair value due to its short-term nature.

Long-Term Debt – The fair values of long-term debt are estimated by discounting the cash flows through maturity based on prevailing market rates at each reporting date.

Commitments to Extend Credit, Standby and Commercial Letters of Credit – The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparty’s credit standing.

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

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies. Specifically, an adjustment was made to reallocate the credit provided for in the Company’s capital to the treasury segment from the “Other” category. The adjustment resulted in an increase to the treasury segment’s pre-tax profit of $28.4 million, $14.4 million, and $24.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)
Interest income	$227,342	$277,106	$72,220	$72,924	$10,458	$660,050
Charge for funds used	(158,449)	(187,469)	(78,384)	(57,122)	-	(481,424)
Interest spread on funds used	68,893	89,637	(6,164)	15,802	10,458	178,626
Interest expense	(136,209)	(20,495)	(132,997)	-	(2,867)	(292,568)
Credit on funds provided	263,260	39,515	178,649	-	-	481,424
Interest spread on funds provided	127,051	19,020	45,652	-	(2,867)	188,856
Net interest income	$195,944	$108,657	$39,488	$15,802	$7,591	$367,482
Depreciation and amortization	$10,656	$704	$(6,080)	$574	$2,033	$7,887
Goodwill	182,550	12,170	-	48,680	859	244,259
Segment pretax profit	119,289	92,086	40,103	10,541	(28,238)	233,781
Segment assets	2,527,080	3,576,548	1,747,155	2,211,791	761,137	10,823,711

	Year Ended December 31, 2005
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)
Interest income	$138,988	$183,372	$30,017	$54,534	$4,488	$411,399
Charge for funds used	(81,714)	(104,539)	(25,268)	(34,658)	-	(246,179)
Interest spread on funds used	57,274	78,833	4,749	19,876	4,488	165,220
Interest expense	(62,441)	(8,213)	(60,630)	-	-	(131,284)
Credit on funds provided	143,327	19,398	83,454	-	-	246,179
Interest spread on funds provided	80,886	11,185	22,824	-	-	114,895
Net interest income	$138,160	$90,018	$27,573	$19,876	$4,488	$280,115
Depreciation and amortization	$6,573	$516	$(1,450)	$1,029	$3,660	$10,328
Goodwill	106,722	7,115	-	28,459	958	143,254
Segment pretax profit	65,411	74,764	29,954	14,448	(14,216)	170,361
Segment assets	2,373,194	2,583,452	984,650	2,041,132	295,828	8,278,256

	Year Ended December 31, 2004
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)
Interest income	$79,491	$116,115	$16,447	$36,945	$3,072	$252,070
Charge for funds used	(34,447)	(49,205)	(1,097)	(19,292)	-	(104,041)
Interest spread on funds used	45,044	66,910	15,350	17,653	3,072	148,029
Interest expense	(29,097)	(3,397)	(20,403)	-	-	(52,897)
Credit on funds provided	62,232	6,889	34,920	-	-	104,041
Interest spread on funds provided	33,135	3,492	14,517	-	-	51,144
Net interest income	$78,179	$70,402	$29,867	$17,653	$3,072	$199,173
Depreciation and amortization	$4,298	$390	$213	$1,244	$5,312	$11,457
Goodwill	32,058	2,137	-	8,549	958	43,702
Segment pretax profit	30,379	67,374	30,672	16,479	(23,571)	121,333
Segment assets	1,693,638	2,420,489	614,709	1,104,954	195,090	6,028,880

25.                       PARENT COMPANY FINANCIAL STATEMENTS

The financial information of East West Bancorp, Inc. as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 were as follows:

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$14,475	$9,633
Investments in affordable housing partnerships	-	208
Investment in subsidiaries	1,114,440	797,042
Investment in nonbank entity	250	250
Goodwill	858	958
Other assets	1,018	5,484
TOTAL	$1,131,041	$813,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Long-term debt	$109,023	$78,095
Other liabilities	2,628	1,342
Total liabilities	111,651	79,437
STOCKHOLDERS’ EQUITY
Common stock (par value $0.001 per share) Authorized — 200,000,000 shares Issued — 66,400,417 shares in 2006 and 61,419,622 shares in 2005 Outstanding — 61,431,278 shares in 2006 and 56,519,438 shares in 2005	66	61
Additional paid in capital	544,469	389,004
Retained earnings	525,247	393,846
Deferred compensation	-	(8,242)
Treasury stock, at cost: 4,969,139 shares in 2006 and 4,900,184 shares in 2005	(40,305)	(37,905)
Accumulated other comprehensive loss, net of tax	(10,087)	(2,626)
Total stockholders’ equity	1,019,390	734,138
TOTAL	$1,131,041	$813,575

STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Dividends from subsidiaries	$12,210	$10,850	$10,184
Interest income	10	168	338
Other income	29	95	21
Total income	12,249	11,113	10,543
Interest expense	8,067	4,764	3,139
Compensation and net occupancy reimbursement to subsidiary	4,415	3,098	2,290
Other expense	983	1,013	1,255
Total expense	13,465	8,875	6,684
(Loss) income before income taxes and equity in undistributed income of subsidiaries	(1,216)	2,238	3,859
Income tax benefit	5,503	2,260	1,658
Equity in undistributed income of subsidiaries	139,082	103,882	72,505
Net income	$143,369	$108,380	$78,022

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$143,369	$108,380	$78,022
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(139,082)	(103,882)	(72,505)
Depreciation and amortization	330	350	355
Stock compensation costs	5,664	3,074	1,460
Loss on sale of investment securities	-	99	-
Net change in other assets	16,772	1,027	12,015
Net change in other liabilities	193	(72)	214
Net cash provided by operating activities	27,246	8,976	19,561
Cash flows from investing activities:
Repayment of loans receivable	-	450	-
Proceeds from sale of investment securities	-	895	-
Capital contributions to subsidiaries, net	(51,000)	(37,000)	(73,810)
Net cash used in investing activities	(51,000)	(35,655)	(73,810)
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	-	-	38,489
Proceeds from issuance of common stock pursuant to various stock plans and agreements	10,564	9,289	7,439
Proceeds from issuance of junior subordinated debt	30,000	20,000	25,000
Dividends paid on common stock	(11,968)	(10,709)	(10,089)
Net cash provided by financing activities	28,596	18,580	60,839
Net increase (decrease) in cash and cash equivalents	4,842	(8,099)	6,590
Cash and cash equivalents, beginning of year	9,633	17,732	11,142
Cash and cash equivalents, end of year	$14,475	$9,633	$17,732
Supplemental Cash Flow Disclosures
Interest paid	$7,894	$4,631	$2,955
Income tax payments, net of refunds	90,578	64,774	52,670
Noncash financing activities:
Issuance of common stock pursuant to acquisitions	133,849	106,716	32,888

26.                       QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2006
Interest and dividend income	$186,188	$177,312	$159,248	$137,302
Interest expense	88,815	81,895	67,604	54,254
Net interest income	97,373	95,417	91,644	83,048
(Recapture of) provision for loan losses	(2,000)	3,500	1,333	3,333
Net interest income after provision for loan losses	99,373	91,917	90,311	79,715
Noninterest income	9,282	8,103	8,115	8,858
Noninterest expense	44,624	41,946	38,532	36,791
Income before provision for income taxes	64,031	58,074	59,894	51,782
Provision for income taxes	24,920	22,512	23,249	19,731
Net income	$39,111	$35,562	$36,645	$32,051
Basic earnings per share	$0.64	$0.59	$0.61	$0.56
Diluted earnings per share	$0.63	$0.58	$0.59	$0.55
2005
Interest and dividend income	$126,587	$106,287	$93,769	$84,756
Interest expense	45,236	34,705	28,809	22,534
Net interest income	81,351	71,582	64,960	62,222
Provision for loan losses	2,500	4,500	4,500	4,370
Net interest income after provision for loan losses	78,851	67,082	60,460	57,852
Noninterest income	7,358	7,827	7,964	6,500
Noninterest expense	37,108	30,306	28,401	27,718
Income before provision for income taxes	49,101	44,603	40,023	36,634
Provision for income taxes	18,286	16,020	14,560	13,115
Net income	$30,815	$28,583	$25,463	$23,519
Basic earnings per share	$0.55	$0.54	$0.49	$0.45
Diluted earnings per share	$0.54	$0.52	$0.47	$0.44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2007
EAST WEST BANCORP INC. (Registrant)
	By	/s/ DOMINIC NG
Dominic Ng
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG	Chairman of the Board,	March 1, 2007
Dominic Ng	President, Chairman, and
Chief Executive Officer (principal executive officer)
/s/ JULIA GOUW	Executive Vice President,	March 1, 2007
Julia Gouw	Chief Financial Officer, and Director (principal financial and accounting officer)
/s/ PEGGY T. CHERNG	Director	March 1, 2007
Peggy T. Cherng
/s/ RUDOLPH I. ESTRADA	Director	March 1, 2007
Rudolph Estrada
/s/ JOHN KOOKEN	Director	March 1, 2007
John Kooken
/s/ HERMAN Y. LI	Director	March 1, 2007
Herman Y. Li
/s/ JACK C. LIU	Director	March 1, 2007
Jack C. Liu
/s/ KEITH W. RENKEN	Director	March 1, 2007
Keith W. Renken

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East West Bank and East West Merger Co., Inc.*
2.1	Agreement and Plan of Merger By and Among East West Bancorp, Inc., East West Bank and Standard Bank<
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause!+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan^+
10.6.2	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors^+
10.6.3	Performance-Based Bonus Plan^+
10.6.4	1999 Spirit of Ownership Restricted Stock Program^+
10.6.5	2003 Directors’ Restricted Stock Program^+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+
10.8	Employment Agreement with William J. Lewis!+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
10.10.2	Amendment to Employment Agreement with Donald Sang Chow!+
10.11	Supplemental Executive Retirement Plans+!
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Employment Agreement with Wellington Chen!+
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

*                                 Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).

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

!                                    Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005 (File No. 000-24939).

^                           Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).

<                                 Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 14, 2006 (File No. 000-24939).

+                             Denotes management contract or compensatory plan or arrangement.

%                            A copy of this exhibit is being filed with this Annual Report on Form 10-K.