Form 10-Q
period 2007-03-31
EAST WEST BANCORP INC
filed 2007-05-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 61,056,963 shares of common stock as of April 30, 2007.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings, operating results and financial condition. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements as a result of the effect of interest rate and currency exchange fluctuations; competition in the financial services market for both loans and deposits; our ability to incorporate acquisitions into our operations; the effect of regulatory and legislative action; and regional and general economic conditions. For a discussion of some of the other factors that might cause such differences, see the Company’s Form 10-K under the heading “Item 1A. RISK FACTORS.” The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$146,977	$192,559
Securities purchased under resale agreements	200,000	100,000
Investment securities available-for-sale, at fair value (with amortized cost of $1,677,156 in 2007 and $1,663,505 in 2006)	1,680,465	1,647,080
Loans receivable, net of allowance for loan losses of $75,970 in 2007 and $78,201 in 2006	7,943,982	8,182,172
Investment in Federal Home Loan Bank stock, at cost	64,723	77,469
Investment in Federal Reserve Bank stock, at cost	17,830	17,830
Other real estate owned, net	622	2,786
Investment in affordable housing partnerships	39,910	36,564
Premises and equipment, net	45,733	43,922
Due from customers on acceptances	15,973	8,134
Premiums on deposits acquired, net	18,851	20,383
Goodwill	244,263	244,259
Cash surrender value of life insurance policies	91,444	90,598
Accrued interest receivable and other assets	112,316	121,264
Deferred tax assets	32,143	38,691
TOTAL	$10,655,232	$10,823,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,316,176	$1,353,734
Interest-bearing	6,004,093	5,881,308
Total deposits	7,320,269	7,235,042

Federal funds purchased	106,500	151,000
Federal Home Loan Bank advances	866,858	1,136,866
Securities sold under repurchase agreements	975,000	975,000
Notes payable	13,799	11,379
Bank acceptances outstanding	15,973	8,134
Accrued interest payable, accrued expenses and other liabilities	113,993	102,877
Long-term debt	204,642	184,023
Total liabilities	9,617,034	9,804,321

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share)
Authorized — 200,000,000 shares
Issued — 66,746,112 shares in 2007 and 66,400,417 shares in 2006
Outstanding — 60,956,037 shares in 2007 and 61,431,278 shares in 2006	67	66
Additional paid in capital	551,229	544,469
Retained earnings	556,590	525,247
Treasury stock, at cost — 5,790,075 shares in 2007 and 4,969,139 shares in 2006	(71,670)	(40,305)
Accumulated other comprehensive income (loss), net of tax	1,982	(10,087)
Total stockholders’ equity	1,038,198	1,019,390
TOTAL	$10,655,232	$10,823,711

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$158,163	$125,871
Investment securities available-for-sale	22,900	9,214
Securities purchased under resale agreements	3,786	1,347
Investment in Federal Home Loan Bank stock	961	563
Investment in Federal Reserve Bank stock	267	184
Short-term investments	100	123
Total interest and dividend income	186,177	137,302

INTEREST EXPENSE
Customer deposit accounts	58,962	38,889
Federal Home Loan Bank advances	14,866	8,708
Securities sold under repurchase agreements	8,394	2,877
Long-term debt	3,382	2,661
Federal funds purchased	1,970	1,119
Total interest expense	87,574	54,254

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	98,603	83,048
PROVISION FOR LOAN LOSSES	—	3,333
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	98,603	79,715

NONINTEREST INCOME
Branch fees	3,427	2,539
Letters of credit fees and commissions	2,353	2,172
Net gain on investment securities available-for-sale	1,528	1,716
Net gain on sale of other real estate owned	1,344	88
Ancillary loan fees	1,280	779
Income from life insurance policies	974	896
Income from secondary market activities	938	139
Other operating income	651	529
Total noninterest income	12,495	8,858

NONINTEREST EXPENSE
Compensation and employee benefits	20,782	16,169
Occupancy and equipment expense	5,881	4,777
Deposit-related expenses	1,687	2,013
Amortization of premiums on deposits acquired	1,532	1,765
Amortization of investments in affordable housing partnerships	1,268	1,265
Data processing	982	760
Deposit insurance premiums and regulatory assessments	347	316
Other operating expenses	9,839	9,726
Total noninterest expense	42,318	36,791

INCOME BEFORE PROVISION FOR INCOME TAXES	68,780	51,782
PROVISION FOR INCOME TAXES	26,684	19,731
NET INCOME	$42,096	$32,051

EARNINGS PER SHARE
BASIC	$0.69	$0.56
DILUTED	$0.68	$0.55

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,649	56,807
DILUTED	61,700	58,293

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

						Accumulated
						Other
		Additional				Comprehensive		Total
	Common	Paid In	Retained	Deferred	Treasury	Income (Loss),	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Stock	Net of Tax	Income	Equity

BALANCE, JANUARY 1, 2006	$61	$389,004	$393,846	$(8,242)	$(37,905)	$(2,626)		$734,138
Comprehensive income
Net income for the period			32,051				$32,051	32,051
Net unrealized loss on investment securities available-for-sale						(2,179)	(2,179)	(2,179)
Total comprehensive income							$29,872
Elimination of deferred compensation pursuant to adoption of SFAS No. 123(R)		(8,242)		8,242				—
Stock compensation costs		1,456						1,456
Tax benefit from stock option exercises		3,756						3,756
Tax benefit from vested restricted stock		543						543
Issuance of 310,426 shares pursuant to various stock plans and agreements		2,634						2,634
Cancellation of 12,648 shares due to forfeitures of issued restricted stock		440			(440)			—
Issuance of 3,647,440 shares pursuant to Standard Bank acquisition	4	133,845						133,849
Issuance of 2,670 shares to Standard Bank employees		105						105
Dividends paid on common stock			(2,830)					(2,830)
BALANCE, MARCH 31, 2006	$65	$523,541	$423,067	$—	$(38,345)	$(4,805)		$903,523

BALANCE, JANUARY 1, 2007	$66	$544,469	$525,247	$—	$(40,305)	$(10,087)		$1,019,390
Comprehensive income
Net income for the period			42,096				$42,096	42,096
Net unrealized gain on investment securities available-for-sale						12,069	12,069	12,069
Total comprehensive income							$54,165
Cumulative effect of change in accounting principle pursuant to adoption of FIN 48 (see Note 2)			(4,628)					(4,628)
Stock compensation costs		1,488						1,488
Tax benefit from stock option exercises		2,660						2,660
Tax benefit from vested restricted stock		157						157
Issuance of 345,695 shares pursuant to various stock plans and agreements	1	1,472						1,473
Cancellation of 26,861shares due to forfeitures of issued restricted stock		983			(983)			—
Purchase of 19,075 shares of treasury stock due to the vesting of restricted stock					(697)			(697)
Purchase of 775,000 shares of treasury stock pursuant to the Stock Repurchase Program					(29,685)			(29,685)
Dividends paid on common stock			(6,125)					(6,125)
BALANCE, MARCH 31, 2007	$67	$551,229	$556,590	$—	$(71,670)	$1,982		$1,038,198

	Three Months Ended March 31,
	2007	2006
Disclosure of reclassification amounts:	(In thousands)
Unrealized holding gain (loss) on securities arising during the period, net of tax (expense) benefit of $(9,381) in 2007 and $857 in 2006	$12,955	$(1,184)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $642 in 2007 and $721 in 2006	(886)	(995)
Net unrealized gain (loss) on securities, net of tax (expense) benefit of $(8,740) in 2007 and $1,578 in 2006	$12,069	$(2,179)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,096	$32,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,795	2,804
Stock compensation costs	1,488	1,456
Deferred taxes	51	(2,288)
Provision for loan losses	—	3,333
Net gain on sales of investment securities, loans and other assets	(3,545)	(1,974)
Federal Home Loan Bank stock dividends	(1,133)	(547)
Originations of loans held for sale	(12,207)	(4,974)
Proceeds from sale of loans held for sale	12,211	4,983
Tax benefit from stock option exercised	(2,660)	(3,756)
Tax benefit from vested restricted stock	(157)	(543)
Net change in accrued interest receivable and other assets	(5,744)	(13,905)
Net change in accrued interest payable, accrued expenses, and other liabilities	21,599	10,398
Total adjustments	12,698	(5,013)
Net cash provided by operating activities	54,794	27,038

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(171,292)	(372,642)
Purchases of:
Securities purchased under resale agreements	(100,000)	(50,000)
Investment securities available-for-sale	(355,414)	(282,251)
Federal Home Loan Bank stock	—	(4,277)
Premises and equipment	(3,620)	(3,170)
Proceeds from unsettled securities acquired	—	225,616
Proceeds from sale of:
Investment securities available-for-sale	92,008	105,365
Loans receivable	15,058	2,863
Other real estate owned	4,129	387
Premises and equipment	—	41
Repayments, maturity and redemption of investment securities available-for-sale	647,863	195,192
Redemption of Federal Home Loan Bank stock	13,879	2,350
Cash obtained from acquisitions, net of cash paid	—	98,351
Net cash provided by (used in) investing activities	142,611	(82,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	85,227	38,568
Net decrease in federal funds purchased	(44,500)	(86,000)
Net (decrease) increase in Federal Home Loan Bank advances	(270,000)	51,000
Repayment of notes payable	(2,194)	—
Proceeds from issuance of long-term debt	20,000	30,000
Proceeds from issuance of commom stock pursuant to various stock plans and agreements	1,473	2,634
Tax benefit from stock option exercised	2,660	3,756
Tax benefit from vested restricted stock	157	543
Dividends paid on common stock	(6,125)	(2,830)
Purchase of treasury shares pursuant to stock repurchase program	(29,685)	—
Net cash (used in) provided by financing activities	(242,987)	37,671

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,582)	(17,466)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	192,559	151,192
CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,977	$133,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$89,228	$56,784
Income tax payments, net of refunds	4,165	505
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	395,712	—
Affordable housing investment financed through notes payable	4,614	—
Purchase of treasury stock	697	—
Real estate acquired through foreclosure	622	2,786
Issuance of common stock pursuant to acquisition	—	133,849
Issuance of common stock to employees	—	105

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

1.                 BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has eight wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2.                 SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company has elected not to fair value servicing assets and liabilities as of each reporting period as permitted by SFAS No. 156, but instead continue to amortize servicing assets and liabilities in accordance with current practice.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. Pursuant to the adoption of FIN 48 on January 1, 2007, the Company recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that the Company had taken with respect to the tax treatment of regulated investment companies (RICs). (See Notes 7 and 9)

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This guidance did not have a significant impact on the Company’s financial condition and results of operations.

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

3.                 STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock to employees under share-based compensation plans. The Company adopted SFAS No. 123(R), Share-Based Payment on January 1, 2006 using the modified prospective method. Under this method, the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased or canceled after December 31, 2005 and to awards outstanding on December 31, 2005 for which requisite service has not yet been rendered. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

For the three months ended March 31, 2007, total combined compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards and their related tax benefits amounted to $1.5 million and $625 thousand, respectively. For the three months ended March 31, 2006, the consolidated statements of income related to stock options and restricted stock awards and their related tax benefits amounted to $1.5 million and $611 thousand, respectively.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 years. Stock options issued prior to July 2002 had contractual terms of 10 years.

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of period	2,608,171	$18.02
Granted	197,847	38.73
Exercised	(205,776)	7.16
Forfeited	(8,327)	37.07
Outstanding at end of period	2,591,915	$20.40	3.87 years	$43,081

Vested or expected to vest	2,544,559	$20.09	3.83 years	$43,030
Exercisable at end of period	1,952,596	$14.99	3.17 years	$42,561

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected term (1)	4 years	4 years
Expected volatility (2)	24.1%	27.8%
Expected dividend yield (3)	1.1%	0.6%
Risk-free interest rate (4)	4.5%	4.7%

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

During the three months ended March 31, 2007 and 2006, information related to stock options are presented as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average fair value of stock options granted during the period	$9.27	$9.90
Total intrinsic value of options exercised (in thousands)	$6,326	$8,934
Total fair value of options vested (in thousands)	621	830

As of March 31, 2007, total unrecognized compensation cost related to stock options amounted to $5.0 million. The cost is expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity for restricted stock as of March 31, 2007, including changes during the three months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	531,292	$35.46
Granted	139,919	38.73
Vested	(42,502)	27.74
Forfeited	(26,861)	36.49
Outstanding at end of period	601,848	$36.72

The weighted average fair values of restricted stock awards granted during the three months ended March 31, 2007 and 2006 were $38.73 and $36.14, respectively.

The Company also grants performance restricted stock with two-year cliff vesting to an executive officer. The number of shares that the executive will receive under these stock awards will ultimately depend on the Company’s achievement of specified performance targets over specific two-year performance periods. At the end of each performance period, the number of stock awards issued will be determined by adjusting upward or downward from the target amount of shares in a range approximately between 25% and 125%. The final performance percentages on which the payouts will be based, considering performance metrics established for the performance periods, will be determined by the Board of Directors or a committee of the Board. If the Company performs below its performance targets, the Board or the committee may, at its discretion, choose not to award any shares. Shares of stock, if any, will be issued following the end of each performance period two years from the date of grant. Compensation costs are accrued over the service period and are based on the probable outcome of the performance condition. The maximum number of shares subject to these stock awards varies for each grant representing a maximum total of 86,091 shares to date.

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

The following table provides detailed information on the acquisition of Standard Bank in March 2006:

Standard Bank
(In thousands)
Cash and cash equivalents	$165,834
Loans receivable	487,110
Premises and equipment	3,211
Core deposit premium	8,648
Goodwill	100,893
Other assets	239,485
Total assets acquired	1,005,181
Deposits	728,994
Other liabilities	75,915
Total liabilities assumed	804,909
Net assets acquired	$200,272

The pro forma combined amounts presented below give effect to the acquisition of Standard Bank as if this transaction had been completed as of the beginning of the period. The pro forma information is not necessarily indicative of the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor is it necessarily indicative of the results of operations in future periods.

Three Months Ended
March 31,
2006 (1)
Net interest income	$87,152
Provision for loan losses	(4,533)
Noninterest income	(1,318)
Noninterest expense	(39,051)
Income before provision for income taxes	42,250
Provision for income taxes	(15,724)
Net income	$26,526

EARNINGS PER SHARE
BASIC	$0.44
DILUTED	$0.43

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	59,887
DILUTED	61,373

(1)             The pro forma results of operations for the three months ended March 31, 2006 includes $10.3 million in net realized losses on investment securities that were sold by Standard Bank during the first quarter of 2006. Further, the pro forma results of operations for the three months ended March 31, 2006 reflect interest expense related to $30.0 million in junior subordinated debt that was issued in connection with the acquisition of Standard Bank as if this debt instrument was issued at the beginning of the period.

5.                 SECURITIES PURCHASED UNDER RESALE AGREEMENTS

On January 5, 2007, the Company entered into a new long-term transaction involving the purchase of securities under a resale agreement (“resale agreement”) totaling $100.0 million. The resale agreement has a term of ten years with an interest rate that is fixed at 8.00% for the first two years and thereafter becomes floating rate subject to a switch condition if the three-month Libor rate falls below 5.00%. If the three-month Libor rate falls below 5.00% after two years, the quarterly floating rate will be based on a specified interest rate. If the three-month Libor rate does not fall below 5.00% after the first two years, the interest rate on this resale agreement will continue to be fixed at 8.00% until the switch condition becomes applicable. Once the switch condition applies, the quarterly floating rate calculation basis will be used for the remainder of the term. The counterparty has the right to a quarterly call after the first two years. The collateral for this resale agreement consists of mortgage-backed securities held in safekeeping by a third party custodian.

6.                 DEBT ISSUANCE

On March 30, 2007, the Company issued $20.0 million in junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VIII (“Trust VIII”), a wholly-owned subsidiary of the Company. The proceeds from the debt securities are loaned by Trust VIII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Balance Sheet. The securities issued by Trust VIII have a scheduled maturity of June 6, 2037 and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis. At March 31, 2007, the interest rate on the junior subordinated debt was 6.75%. The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

7.                 COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim condensed consolidated financial statements. As of March 31, 2007, undisbursed loan commitments and commercial and standby letters of credit amounted to $2.43 billion and $539.1 million, respectively.

Guarantees — From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of March 31, 2007 and December 31, 2006, loans sold with recourse, comprised entirely of residential single family mortgage loans, totaled $25.4 million and $26.5 million, respectively. The Company’s recourse reserve related to these loans totaled $128 thousand and $68 thousand as of March 31, 2007 and December 31, 2006, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2007 and December 31, 2006, the amount of loans sold without recourse totaled $1.85 billion and $1.49 billion, respectively, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2007. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Regulated Investment Company — On December 31, 2003, the California Franchise Tax Board (“FTB”) announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc. (the “Fund”), a RIC formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or “VCI” offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

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

The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies. Management has considered this claim as part of its evaluation of the Company’s uncertain tax positions in accordance with the provisions of FIN 48. Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million, relating to a reduction in the state income tax receivable in connection with its dissolved regulated investment company, East West Securities Company, Inc. (See Note 9)

8.                 STOCKHOLDERS’ EQUITY

Earnings Per Share — The actual number of shares outstanding at March 31, 2007 was 60,956,037. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following table sets forth earnings per share calculations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007			2006
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic earnings per share	$42,096	60,649	$0.69	$32,051	56,807	$0.56
Effect of dilutive securities:
Stock options	—	815	(0.01)	—	1,208	(0.01)
Restricted stock	—	191	—	—	189	—
Stock warrants	—	45	—	—	89	—
Dilutive earnings per share	$42,096	61,700	$0.68	$32,051	58,293	$0.55

Stock Repurchase Program — On January 23, 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company’s common stock. The repurchase of these shares was completed during the first quarter of 2007.

On March 20, 2007, the Company’s Board of Directors authorized an increase in the stock repurchase program to buy back up to an additional $50.0 million of the Company’s common stock in 2007. This new authorization is in addition to the $30.0 million stock repurchase authorized on January 23, 2007. As of March 31, 2007, no shares have been repurchased pursuant to this $50.0 million additional share repurchase authorization.

Quarterly Dividends — The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about February 22, 2007 to shareholders of record on February 8, 2007. Cash dividends totaling $6.1 million were paid to the Company’s shareholders during the first quarter of 2007.

9.                 INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 establishes a single model to address the accounting for uncertain tax positions. Specifically, FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

As a result of the implementation of FIN 48, the Company increased its existing unrecognized tax benefits by $7.1 million, relating to a reduction in the state income tax receivable in connection with its dissolved regulated investment company, East West Securities Company, Inc. This receivable was related to the California Franchise Tax Board’s (“FTB”) position on certain state tax deductions taken by East West Securities Company, Inc. for the 2000, 2001, and 2002 tax years. The $7.1 million increase in unrecognized tax benefits was recorded as a cumulative effect accounting adjustment to retained earnings of $4.6 million, net of the federal deferred tax impact of $2.5 million.

As of January 1, 2007, the Company had $7.6 million of unrecognized tax benefits that if recognized, would be recorded as a reduction in income tax expense of $5.1 million directly reducing the effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change for the year ending December 31, 2007.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files income tax returns in the U.S. federal jurisdiction and various states. The statute of limitation is no longer open for the assessment of U.S. federal income taxes and state authorities, other than the FTB, for years prior to 2003. The Company is currently under examination by the FTB for tax years 2000 through 2002 and tax years 2000 through 2006 remain open for the assessment of California income and franchise taxes. The Company is not currently under examination by the Internal Revenue Service or any other income or franchise tax authorities other than the FTB. Management does not believe that there are any other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s financial position, cash flows or results of operations. Management further believes that the Company has made adequate provisions for all income tax uncertainties.

The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of operations. Accrued interest payable amounting to $837 thousand is included in the unrecognized tax benefit amount as of January 1, 2007 and March 31, 2007.

10.          BUSINESS SEGMENTS

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 1 of our annual report on Form 10-K for the year ended December 31, 2006. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or re-pricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual losses incurred and an allocation of the remaining provision based on new loan originations for the period. The Company evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$62,588	$77,979	$28,013	$16,142	$1,455	$186,177
Charge for funds used	(43,967)	(53,559)	(25,020)	(12,043)	—	(134,589)
Interest spread on funds used	18,621	24,420	2,993	4,099	1,455	51,588
Interest expense	(39,087)	(8,097)	(40,390)	—	—	(87,574)
Credit on funds provided	68,319	13,072	53,198	—	—	134,589
Interest spread on funds provided	29,232	4,975	12,808	—	—	47,015
Net interest income	$47,853	$29,395	$15,801	$4,099	$1,455	$98,603

Depreciation and amortization	$2,405	$215	$(851)	$42	$984	$2,795
Goodwill	182,553	12,170	—	48,681	859	244,263
Segment pretax profit (loss)	31,782	25,987	17,241	3,218	(9,448)	68,780
Segment assets	2,582,820	3,662,304	1,983,198	1,837,019	589,891	10,655,232

	Three Months Ended March 31, 2006
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$47,499	$59,650	$11,431	$16,410	$2,312	$137,302
Charge for funds used	(31,247)	(38,156)	(13,520)	(12,541)	—	(95,464)
Interest spread on funds used	16,252	21,494	(2,089)	3,869	2,312	41,838
Interest expense	(25,412)	(3,528)	(25,314)	—	—	(54,254)
Credit on funds provided	53,724	7,872	33,868	—	—	95,464
Interest spread on funds provided	28,312	4,344	8,554	—	—	41,210
Net interest income	$44,564	$25,838	$6,465	$3,869	$2,312	$83,048

Depreciation and amortization	$2,593	$173	$(570)	$345	$263	$2,804
Goodwill	182,391	12,159	—	48,637	958	244,145
Segment pretax profit (loss)	25,944	21,925	8,315	2,363	(6,765)	51,782
Segment assets	2,260,751	2,927,849	1,028,411	2,513,089	550,435	9,280,535

11.          SUBSEQUENT EVENTS

On April 24, 2007, the Company signed a definitive agreement to acquire Desert Community Bank (“DCB”), a commercial bank headquartered in Victorville, California. Under the terms of the agreement, the shareholders of DCB will receive consideration of approximately $142.6 million, or $24 per share on the 5,943,844 shares currently outstanding. The shareholders of DCB will receive 55% of the merger consideration in shares of East West Bancorp common stock and the remainder in cash. This transaction is subject to the customary approval of the Company’s primary regulators and DCB’s shareholders. The acquisition is expected to be completed during the third quarter of 2007 and will be accounted for using the purchase method of accounting.

On April 27, 2007, the Company securitized $96.4 million in single family loans in a guaranteed mortgage securitization issued through the Federal National Mortgage Association (“Fannie Mae”). The underlying loans for the pass through securities issued were conforming single family loans originated by the Bank. All of the resulting securities were retained in the Company’s available-for-sale portfolio. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, the transaction was accounted for as neither a sale nor a financing, with no gains or losses recorded to operations.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006, and the accompanying interim unaudited consolidated financial statements and notes thereto.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of March 31, 2007.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five accounting policies that, due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the following areas:

•                  classification and valuation of investment securities;

•                  allowance for loan losses;

•                  valuation of retained interests and mortgage servicing assets related to securitizations and sales of loans;

•                  goodwill impairment; and

•                  share-based compensation

In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

Our significant accounting policies are described in greater detail in our 2006 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—”Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

Building on our solid financial performance during 2006, our first quarter 2007 earnings of $42.1 million, or $0.69 per basic share and $0.68 per diluted share, represent another record. This compares with $32.1 million, or $0.56 per basic share and $0.55 per diluted share, reported during the first quarter of 2006. Higher net interest margin relative to the previous quarter, operating efficiencies and continued

solid asset quality contributed to our earnings performance for the first quarter of 2007. The annualized return on average assets during the first quarter of 2007 was 1.57%, compared with 1.50% for the same quarter in 2006. The annualized return on average equity was 16.48% during the first quarter of 2007, compared to 16.72% during the same period in 2006. Based on the results of our performance in the first quarter of 2007 and expected growth for the remainder of 2007, we expect net income per diluted common share for the full year 2007 to be approximately 9% to 11% higher than in 2006. This estimate is based on a projected annual organic loan growth of 12% to 15%, an annual deposit growth of 8% to 10%, and an increase in operating expenses of 12% to 13% for the entire year of 2007. Our earnings projection for the full year of 2007 also assumes a stable interest rate environment and a net interest margin between 3.95% and 4.00%.

Noteworthy developments during the first quarter of 2007 include the commencement of operations of our first overseas full-service branch in Hong Kong and the opening of a commercial banking center in Ontario, California. The Ontario Commercial Banking Center opened for business in February 2007 and represents our initial foray into the rapidly expanding Inland Empire region of Southern California. To expand our footprint even further into this high growth region, we signed a definitive agreement on April 24, 2007 to acquire Desert Community Bank (“DCB”), a commercial bank headquartered in Victorville, California. DCB provides community banking services through nine branches located in the High Desert area of San Bernardino County. DCB, the only financial institution headquartered in the High Desert, had total assets of $532.0 million, total loans of $382.8 million, and total deposits of $461.7 million as of December 31, 2006. The acquisition is expected to close in the third quarter of 2007, subject to requisite approvals from our primary regulators and DCB’s shareholders. The High Desert area of the Inland Empire is particularly attractive for us due to its thriving small and middle market businesses with an increasing focus on international trade. Due to our similar business focus, we believe DCB to be an excellent strategic fit with East West. Upon the closing of the transaction, DCB will maintain its current name and operate as a division of the Bank. We estimate the acquisition to be marginally accretive to our net earnings in 2007, increasing to $0.03 to $0.04 per diluted share during 2008.

In keeping with our ongoing strategy of securitizing loans to enhance our liquidity, manage our capital, and reduce our overall credit risk, we securitized $395.7 million in multifamily loans through a private label securitization during the first quarter of 2007. We recorded $5.6 million in mortgage servicing assets in connection with this transaction as the Bank continues to service the underlying loans. We retained all of the resulting securities in our available-for-sale investment portfolio. In accordance with applicable accounting guidance, this transaction was accounted for as neither a sale nor a financing with no gains or losses recorded to operations.

To supplement our income from loans, we entered into a new long-term transaction involving the purchase of securities under a resale agreement (“resale agreement”) totaling $100.0 million. The resale agreement has a term of ten years with an interest rate that is fixed at 8.00% for the first two years and thereafter becomes floating rate subject to a switch condition if the three-month Libor rate falls below 5.00%. The counterparty has the right to a quarterly call after the first two years.

Total consolidated assets at March 31, 2007 decreased 2% to $10.66 billion, compared with $10.82 billion at December 31, 2006. A 3% decrease in gross loans was the primary driver of this decrease, declining to $8.02 billion at March 31, 2007. Excluding the impact of the $395.7 million on-balance sheet multifamily loan securitization that we completed during the quarter, organic loan growth was $155.2 million, or 2% year to date through March 31, 2007. We estimate organic loan growth for the full year of 2007 to range from 12% to 15%, reflecting the core rate of growth in the Bank’s lending markets.

Total average assets increased 26% to $10.76 billion during the first quarter of 2007, compared to $8.57 billion for the same quarter in 2006, due primarily to growth in average loans and available-for-sale securities. Total average loans grew 16 % to $8.18 billion during the quarter ended March 31, 2007, with double-digit increases in all major loan sectors, except for single family and multifamily real estate loans due to securitization activity. Total average investment securities increased 97% to $1.65 billion during the quarter ended March 31, 2007 primarily due to $1.18 billion in loan securitizations since the first quarter of 2006. Total average deposits rose 14% during the first quarter of 2007 to $7.09 billion, compared to $6.21 billion for the same quarter in 2006. Except for interest-bearing checking accounts, all deposit categories grew during the first quarter of 2007, with the largest dollar impact coming from time deposits and money market accounts.

Net interest income increased 19% to $98.6 million during the quarter ended March 31, 2007, compared with $83.1 million during the same quarter in 2006. The increase in net interest income is predominantly due to growth in loans and investment securities compounded by increases in interest rates by the Federal Reserve during the past year. These factors were partially offset by increases in both the volume and rates paid for time deposits and money market accounts, as well as growth in the volume of both short-term and long-term borrowings and higher rates paid on FHLB advances. Although our net interest margin decreased 23 basis points to 3.95% during the first quarter of 2007, compared with 4.18% during the same period in 2006, it represents a 14 basis point increase from the fourth quarter 2006 margin of 3.81%. Relative to the first quarter 2006, our margin during the quarter ended March 31, 2007 was adversely impacted by continued competition in loan and deposit pricing as well as the flat to inverted yield curve throughout 2006. The 14 basis point increase in our first quarter 2007 margin, relative to the fourth quarter of 2006, was driven by the upward repricing of our loan portfolio and the replacement of lower yielding investment securities with higher yielding mortgage-backed securities resulting from our on-balance sheet securitizations. Assuming a stable interest rate environment during 2007, we anticipate the net interest margin for the full year of 2007 to be in the range of 3.95% to 4.00%.

Total noninterest income increased 41% to $12.5 million during the first quarter of 2007, compared with $8.9 million for the corresponding quarter in 2006. This increase is attributable to higher branch-related fee income, higher net gain on sales of loans, and higher mortgage servicing fees resulting from our increased loan securitization activity. Additionally, we recorded a $1.3 million gain from the sale of a commercial other real estate owned (“OREO”) property during the quarter ended March 31, 2007. For the full year of 2007, we anticipate our core noninterest income to be comparable to that of the prior year.

As a result of our continuing growth, total noninterest expense increased 15% to $42.3 million during the first quarter of 2007, compared with $36.8 million for the same period in 2006. This increase is primarily driven by a 29% increase in compensation and employee benefits and a 23% increase in occupancy and equipment expenses. The increases in compensation and occupancy expenses can be attributed partially to the acquisition of Standard Bank during the first quarter of 2006. Moreover, the addition of several relationship officers as well as operational and administrative personnel throughout the previous year and the opening of new branch locations and administrative offices have further contributed to the increase in compensation and occupancy expenses during the period. Despite the notable increase in overall expenses, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, decreased to 35.57% during the first quarter of 2007 compared with 36.73% for the same period in 2006. We believe this to be a reflection of our ability to efficiently and effectively utilize our resources and operating platform to support our continuing growth. We anticipate noninterest expenses to increase by 12% to 13% for the full year of 2007, resulting in an efficiency ratio of 38% to 39% range for the year.

Because of the strength of our credit quality, we continue to experience low levels of nonperforming assets and insignificant or no losses in almost every segment of our loan portfolio. Total nonperforming assets amounted to $15.6 million, or 0.15% of total assets at March 31, 2007, compared with $19.9 million, or 0.18% of total assets, at December 31, 2006. The allowance for loan losses totaled $76.0 million at March 31, 2007, or 0.95% of outstanding total loans. Net chargeoffs totaled $156 thousand during the first quarter of 2007, representing less than 0.01% of average loans for the quarter. This compares with $46 thousand in net recoveries, or an annualized less than 0.01% of average loans, during the same quarter in 2006. We anticipate our overall asset quality to remain sound throughout the remainder of 2007.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.80%, a total risk-based capital ratio of 11.26%, and a Tier 1 leverage ratio of 8.54% at March 31, 2007. During the first quarter of 2007, we issued an additional $20.0 million in junior subordinated debt in a private placement transaction. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VIII (“Trust VIII”), a wholly owned subsidiary of the Company. This additional issuance of capital securities provides the Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes. The net proceeds from this trust preferred offering were used to support the continued growth of the Bank.

Results of Operations

We reported first quarter 2007 net income of $42.1 million, or $0.69 per basic share and $0.68 per diluted share, compared with $32.1 million, or $0.56 per basic share and $0.55 per diluted share, reported during the first quarter of 2006. The 31% increase in net income is primarily attributable to higher net interest income, higher noninterest-related revenues, and a lower provision for loan losses, partially offset by higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets increased slightly to 1.57% for the quarter ended March 31, 2007, from 1.50% for the same period in 2006. The annualized return on average stockholders’ equity decreased marginally to 16.48% for the first quarter of 2007, compared with 16.72% for the first quarter of 2006.

Components of Net Income

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Net interest income	$98.6	$83.0
Provision for loan losses	—	(3.3)
Noninterest income	12.5	8.9
Noninterest expense	(42.3)	(36.8)
Provision for income taxes	(26.7)	(19.7)
Net income	$42.1	$32.1

Annualized return on average total assets	1.57%	1.50%
Annualized return on average stockholders’ equity	16.48%	16.72%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.  Net interest income for the first quarter of 2007 totaled $98.6 million, a 19% increase over net interest income of $83.0 million for the same period in 2006.

Total interest and dividend income during the quarter ended March 31, 2007 increased 36% to $186.2 million, compared with $137.3 million during the same period in 2006.  The increase in interest and dividend income during the first quarter of 2007 is attributable primarily to a 25% growth in average earning assets, predominantly loans and investment securities.  Average loans increased 16% to $8.18 billion during the first quarter of 2007, from $7.08 billion during the same period in 2006 due to continued strong loan demand.  Similarly, average investment securities rose 97% to $1.65 billion during the quarter ended March 31, 2007, compared with $838.1 million during the same quarter in 2006 primarily due to increased loan securitization activity since the first quarter of 2006.  Higher yields on all categories of earning assets also contributed to the increase in interest and dividend income, but to a lesser degree.

Total interest expense during the first quarter of 2007 increased 61% to $87.6 million, compared with $54.3 million for the same period a year ago.  The increase in interest expense during the first quarter of 2007 can be attributed to both a 28% growth in average interest-bearing liabilities, predominantly time deposits, money market accounts, FHLB advances and repurchase agreements, as well as higher rates paid on almost all categories of interest-bearing liabilities, reflecting the current interest rate environment and sustained pricing competition in the deposit market.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 23 basis points to 3.95% during the first quarter of 2007, compared with 4.18% during the first quarter of 2006.  The overall yield on earning assets increased 57 basis points to 7.47% in the first quarter of 2007, from 6.90% in 2006, due to several consecutive Federal Reserve interest rate increases during the past year.

Our funding cost on interest-bearing liabilities increased by 87 basis points to 4.25% for the three months ended March 31, 2007, compared to 3.38% for the corresponding period in 2006.  The combined impact of the current interest rate environment and continued competition in the deposit market were the primary drivers of our increased cost of funds during the first quarter of 2007.  To help fund our organic loan growth during the first quarter of 2007, we increased our reliance on time deposits, other borrowings and long-term debt, further contributing to the overall increase in our cost of funds for the quarter ended March 31, 2007.

We also continue to rely heavily on noninterest-bearing demand deposits as a funding source, with average noninterest-bearing demand deposits increasing 6% to $1.24 billion during the first quarter of 2007, compared with $1.18 billion during the same period in 2006.  Our overall cost of funds, which takes into account our portfolio of noninterest-bearing demand deposits, increased 84 basis points to 3.70% during the quarter ended March 31, 2007, compared to 2.86% for the same period last year.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007			2006
	Average Volume	Interest	Average Yield/ Rate (1)	Average Volume	Interest	Average Yield/ Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,710	$100	5.26%	$11,071	$123	4.51%
Securities purchased under resale agreements	195,574	3,786	7.85%	78,889	1,347	6.92%
Investment securities available-for-sale (2) (3)
Taxable	1,640,374	22,779	5.63%	830,649	9,162	4.47%
Tax-exempt (5)	8,815	165	7.49%	7,493	73	3.90%
Loans receivable (2) (4)	8,177,378	158,163	7.84%	7,078,805	125,871	7.21%
FHLB and FRB stock	86,449	1,228	5.76%	60,105	747	5.04%
Total interest-earning assets	10,116,300	186,221	7.47%	8,067,012	137,323	6.90%

Noninterest-earning assets:
Cash and due from banks	147,486			142,453
Allowance for loan losses	(78,190)			(70,429)
Other assets	573,438			429,212
Total assets	$10,759,034			$8,568,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$415,759	$1,722	1.68%	$438,484	$1,326	1.23%
Money market accounts	1,315,539	13,575	4.18%	1,027,211	7,834	3.09%
Savings deposits	364,592	624	0.69%	337,329	337	0.41%
Time deposits less than $100,000	991,517	9,551	3.91%	993,794	7,836	3.20%
Time deposits $100,000 or greater	2,761,135	33,490	4.92%	2,232,937	21,556	3.92%
Fed funds purchased	148,185	1,970	5.39%	102,014	1,119	4.45%
FHLB Advances	1,193,231	14,866	5.05%	896,830	8,708	3.94%
Securities sold under repurchase agreements	975,000	8,394	3.49%	325,000	2,877	3.59%
Long-term debt	184,481	3,382	7.43%	158,250	2,661	6.82%
Total interest-bearing liabilities	8,349,439	87,574	4.25%	6,511,849	54,254	3.38%

Noninterest-bearing liabilities:
Demand deposits	1,244,697			1,178,752
Other liabilities	143,193			110,793
Stockholders’ equity	1,021,705			766,854
Total liabilities and stockholders’ equity	$10,759,034			$8,568,248
Interest rate spread			3.22%			3.52%
Net interest income and net margin (5)		$98,647	3.95%		$83,069	4.18%

(1)             Annualized.

(2)             Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(874) thousand and $26 thousand, respectively, for the three months ended March 31, 2007, and $525 thousand and $306 thousand, respectively, for the three months ended March 31, 2006.  Also includes the amortization of deferred loan fees totaling $1.5 and $1.6 million for the three months ended March 31, 2007 and 2006, respectively.

(3)             Average balances exclude unrealized gains or losses on available for sales securities.

(4)             Average balances include nonperforming loans.

(5)             Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

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

	Three Months Ended March 31, 2007 vs. 2006
	Total	Changes Due to
	Change	Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$(23)	$(41)	$18
Securities purchased under resale agreements	2,439	2,258	181
Investment securities available-for-sale
Taxable	13,617	10,759	2,858
Tax-exempt (2)	92	15	77
Loans receivable	32,292	20,629	11,663
FHLB and FRB stock	481	76	405
Total interest and dividend income	$48,898	$33,696	$15,202

INTEREST-BEARING LIABILITIES
Checking accounts	$396	$(72)	$468
Money market accounts	5,741	2,543	3,198
Savings deposits	287	29	258
Time deposits less than $100,000	1,715	(18)	1,733
Time deposits $100,000 or greater	11,934	5,726	6,208
Federal funds purchased	851	580	271
FHLB advances	6,158	3,317	2,841
Securities sold under resale agreements	5,517	5,596	(79)
Long-term debt	721	467	254
Total interest expense	33,320	18,168	15,152
CHANGE IN NET INTEREST INCOME	$15,578	$15,528	$50

(1)             Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2)             Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

Due to the strength of our credit quality as well as our increased loan securitization activity, we did not record additional provisions for loan losses during the first quarter of 2007.  This compares with $3.3 million in loan loss provisions provided during the first quarter of 2006.  We continue to experience historically low levels of nonperforming assets and incur minimal or no losses in almost every loan category.  Additionally, our strategy of consistently securitizing loans to reduce overall credit risk has further reduced the necessity to record additional loss provisions during the first quarter of 2007.

Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Branch fees	$3.43	$2.54
Letters of credit fees and commissions	2.35	2.17
Net gain on investment securities available-for-sale	1.53	1.71
Net gain on sale of other real estate owned	1.34	0.09
Ancillary loan fees	1.28	0.78
Income from life insurance policies	0.97	0.90
Income from secondary market activities	0.94	0.14
Other operating income	0.66	0.53
Total	$12.50	$8.86

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

Noninterest income increased 41% to $12.5 million during the three months ended March 31, 2007 from $8.9 million for the same quarter in 2006. This is primarily attributable to higher branch fees, higher net gain on sales of OREO properties, higher ancillary loan fees, and higher income from secondary market activities.

Branch fees, which represent revenues derived from branch operations, increased 35% to $3.4 million in the first quarter of 2007 from $2.5 million for the same quarter in 2006. The increase in branch-related fees can be attributed primarily to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts.

Net gain on sales of OREO properties amounted to $1.3 million for the first quarter of 2007, compared to $88 thousand for the same period in 2006. The gain recorded during the first quarter of 2007 resulted from the sale of an industrial building located in Northern California with a carrying value of $2.8 million at the time of sale. We foreclosed on this property during January 2006.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income. Ancillary loan fees increased 64% to $1.3 million during the first quarter of 2007, compared to $779 thousand recorded during the same period in 2006. The increase in ancillary loan fees during the first quarter of 2007 is primarily due to a rise in servicing income received related to securitized loans. We have securitized $1.18 billion in single family and multifamily residential real estate loans since the first quarter of 2006.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, increased 23% to $651 thousand during the first quarter of 2007, from $529 thousand recorded during the same quarter of 2006.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Compensation and employee benefits	$20.78	$16.17
Occupancy and equipment expense	5.88	4.78
Deposit-related expenses	1.69	2.01
Amortization of premiums on deposits acquired	1.53	1.76
Amortization of investments in affordable housing partnerships	1.27	1.26
Data processing	0.98	0.76
Deposit insurance premiums and regulatory assessments	0.35	0.32
Other operating expenses	9.84	9.73
Total	$42.32	$36.79

Efficiency Ratio (1)	36%	37%

(1)             Represents noninterest expense (excluding the amortization of intangibles and investments in afffordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 15% to $42.3 million during the first quarter of 2007, from $36.8 million for the same quarter in 2006.

Compensation and employee benefits increased 29% to $20.8 million during the first quarter of 2007, compared to $16.2 million for the same quarter in 2006 primarily due to the addition of relationship officers as well as operational and administrative personnel throughout the previous year to support the Bank’s continued growth. Additionally, increased staffing levels resulting from the acquisition of Standard Bank in March 2006 and the impact of annual salary adjustments and related cost increases for existing employees further contributed to higher compensation expense during the first quarter of 2007, relative to the same period in 2006.

Occupancy and equipment expenses increased 23% to $5.9 million during the quarter ended March 31, 2007, compared with $4.8 million during the same period in 2006. The increase in occupancy expenses can be attributed to the six branch locations acquired from Standard Bank in March 2006 as well as several new leases that we entered into during the past year. Due to our continuing growth and expansion, we entered into several new leases during 2006 related primarily to new branch locations, including the Hong Kong branch, as well as additional administrative locations.

Deposit-related expenses decreased 16% to $1.7 million during the first quarter of 2007, compared to $2.0 million for the same quarter last year. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through subsequent account analysis charges to individual customer accounts. The decrease in deposit-related expenses can be correlated to the decline in the volume of title and escrow deposit balances during the first quarter of 2007 relative to the same period in 2006. This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses totaling $9.8 million for the first quarter of 2007 represents only a marginal increase from the $9.7 million in other operating expenses recorded during the same period in 2006.

Our efficiency ratio slightly decreased to 35.57% for the quarter ended March 31, 2007, compared with our 36.73% efficiency ratio for the corresponding period in 2006. Despite our continued expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments.

Provision for Income Taxes

The provision for income taxes increased 35% to $26.7 million for the first quarter of 2007, compared with $19.7 million for the same quarter in 2006. The increase in the provision for income taxes is primarily attributable to a 33% increase in pretax earnings during the first quarter of 2007. The provision for income taxes for the first quarter of 2007 also reflects the utilization of affordable housing tax credits totaling $1.3 million, compared to $1.2 million utilized during the first quarter of 2006. The first quarter 2007 provision reflects an effective tax rate of 38.8%, compared with 38.1% for the corresponding period in 2006.

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

Pursuant to the VCI program, we filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. We continue to believe that the tax deductions are appropriate and, as such, we have also filed refund claims for the amounts paid with the amended returns. These refund claims are reflected as assets in our consolidated financial statements. As a result of these actions—amending our California income tax returns and subsequent related filing of refund claims—we retain our potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. We believe our potential exposure to all other penalties, however, has been eliminated through this course of action.

The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. We continue to pursue these refund claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies. We have considered this claim in our evaluation of uncertain tax positions in accordance with the provisions of FIN 48. Pursuant to the adoption of FIN 48 on January 1, 2007, we recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that we had taken with respect to the tax treatment of RICs. See Notes 7 and 9 to the Condensed Consolidated Financial Statements presented elsewhere herein.

Operating Segment Results

We have identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Although all four operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank’s branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment, which includes commercial real estate, primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Bank’s northern and southern California production offices. The treasury department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank’s portfolio of single family and multifamily residential loans. The remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”

Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies. No changes in management structure or reporting methodologies have occurred during the first quarter of 2007 that warrant a restatement of the segment results for the three months ended March 31, 2006. For more information about our segments, including information about the underlying accounting and reporting process, please see Note 10 to the condensed consolidated financial statements presented elsewhere herein.

Retail Banking

The retail banking segment’s pre-tax income for the three months ended March 31, 2007 increased 23% to $31.8 million, from $25.9 million for the same period in 2006. The increase in pre-tax income for the retail banking segment is largely attributable to the growth in net interest income, increasing 7% to $47.9 million during the first quarter of 2007 compared to $44.6 million for the same quarter in 2006. The increase in net interest income is primarily due to our overall growth both organically and through acquisitions.

Noninterest income for this segment increased $2.0 million, or 39%, to $7.2 million for the quarter ended March 31, 2007, from $5.2 million recorded during the same period in 2006. The increase in noninterest income is primarily due to fee income growth from loan origination and deposit gathering activities, as well as higher fees earned from alternative investment product offerings at the branches.

Noninterest expense for this segment increased 12% to $22.4 million during the first quarter of 2007, compared with $19.9 million recorded during the first quarter of 2006. The increase in noninterest expense is primarily due to higher compensation and employee benefits, occupancy expenses and other operating expenses, partially offset by a decrease in commercial deposit-related expenses. The increase in compensation and employee benefits can be attributed to higher staffing levels due to the acquisition of Standard Bank in March 2006 as well as the addition of relationship officers and operational personnel throughout the past year. Higher occupancy expenses are due primarily to increased expenses associated with the six additional branch locations from Standard Bank as well as several leases entered into during 2006 related to new branch locations. The increase in other operating expenses can be attributed predominantly to the overall growth in this segment arising from recent acquisitions. The decrease in commercial deposit-related expenses can be correlated to lower title and escrow deposit balances during the first quarter of 2007 relative to the same period in 2006. Title and escrow deposits have been impacted by the current conditions in the housing market which is experiencing an overall slowing both in production and sale.

Commercial Lending

The commercial lending segment’s pre-tax income increased 19% to $26.0 million during the quarter ended March 31, 2007, compared with $21.9 million for the same period in 2006. The primary driver of the increase in pre-tax income for this segment is a 14% increase in net interest income to $29.4 million during the first quarter of 2007, from $25.8 million for the comparable quarter in 2006. The increase in net interest income is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products, during the first quarter of 2007, relative to the corresponding quarter in 2006. Specifically, the average aggregate balance of all commercial loan categories grew 25% during the first quarter of 2007, relative to the same period in 2006.

Noninterest income for this segment increased $1.9 million, or 28%, to $8.6 million during the first quarter of 2007, compared with $6.7 million recorded in the same quarter of 2006. The increase in noninterest income is primarily due to higher gains on sales of SBA and other commercial real estate loans as well as higher ancillary loan fees collected as a result of the growth in loan origination volume during the quarter ended March 31, 2007, relative to the same period in 2006.

Noninterest expense for this segment increased 35% to $10.2 million during the first quarter of 2007, from $7.6 million during the same quarter last year. The increase in noninterest expense is largely a result of higher compensation and employee benefits which increased 36% to $7.6 million during the first quarter of 2007, from $5.6 million during the corresponding quarter in 2006. The increase in compensation and employee benefits resulted from the addition of relationship officers and operational personnel to support the continuing growth of the Company.

Treasury

The treasury segment’s pre-tax income increased 107% to $17.2 million during the first quarter of 2007, compared to $8.3 million for the same quarter in 2006. Net interest income increased 144% to $15.8 million during the quarter ended March 31, 2007, from $6.5 million during the same quarter in 2006, largely as a result of higher net interest earned on investment securities relative to the interest expense paid on borrowings and long-term debt.

Noninterest income for this segment declined 11% to $1.5 million during the first quarter of 2007, compared to $1.7 million for the same period in 2006. The decrease in noninterest income during the quarter ended March 31, 2007 can be attributed entirely to lower net gains on sales of investment securities relative to the first quarter of 2006.

Noninterest expense for this segment increased 48% to $473 thousand during the first quarter of 2007, from $320 thousand during the same quarter in 2006. The increase in noninterest expense during the first quarter of 2007 is primarily due to higher compensation expense resulting from increased staffing levels.

Residential Lending

The residential lending segment’s pre-tax income increased 36% to $3.2 million during the first quarter of 2007, from $2.4 million during the same quarter in 2006. Net interest income for this segment increased 6% to $4.1 million during the first quarter of 2007, compared with $3.9 million for the corresponding quarter in 2006. The net interest income for this segment is impacted by both the highly competitive market pricing environment for residential mortgage loans as well as the Bank’s increased securitization activity of single family and multifamily loans.

Noninterest income for this segment decreased 22% to $576 thousand during the first quarter of 2007, compared to $738 thousand recorded during the first quarter of 2006. The net decrease in noninterest income during the first quarter of 2007 is primarily due to lower fees collected on single family and multifamily loan products resulting from competitive market pressures.

Noninterest expense for this segment declined 15% to $1.2 million during the three months ended March 31, 2007, from $1.4 million during the same period in 2006. The decrease in noninterest expense during the first quarter of 2007 is due to lower compensation and employee benefits and other operating expenses. These expenses were partially offset by higher occupancy expenses due to the relocation of the residential lending unit during the third quarter of 2006.

Balance Sheet Analysis

Our total assets decreased $168.5 million, or 2%, to $10.66 billion, as of March 31, 2007, relative to total assets of $10.82 billion at December 31, 2006. The net decrease in total assets is comprised predominantly of decreases in net loans amounting to $238.2 million and cash and cash equivalents totaling $45.6 million, partially offset by an increase in securities purchased under resale agreements totaling $100.0 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements with terms that range from one day to several years. Total resale agreements increased to $200.0 million as of March 31, 2007, compared with $100.0 million as of December 31, 2006, all of which are long-term agreements. The increase is due to a $100.0 million resale agreement that we entered into during January 2007. This new agreement has a term of ten years with an interest rate that is fixed at 8.00% for the first two years and thereafter becomes floating rate subject to a switch condition if the three-month Libor rate falls below 5.00%. If the three-month Libor rate falls below 5.00% after two years, the quarterly floating rate will be based on a specified interest rate. If the three-month Libor rate does not fall below 5.00% after the first two years, the interest rate on this resale agreement will continue to be fixed at 8.00% until the switch condition becomes applicable. Once the switch condition applies, the quarterly floating rate calculation basis will apply for the remainder of the term. The counterparty has the right to a quarterly call after the first two years. The collateral for this resale agreement consists of mortgage-backed securities held in safekeeping by a third party custodian.

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

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 2% to $1.68 billion as of March 31, 2007, compared with $1.65 billion at December 31, 2006. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $647.9 million and $92.0 million, respectively, during the three months ended March 31, 2007. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $355.4 million as well as funding a portion of loan originations made during the first quarter of 2007. We recorded net gains totaling $1.5 million on sales of available-for-sale securities during the first quarter of 2007.

We perform regular impairment analyses on the investment securities available-for-sale portfolio. If we determine that a decline in fair value is other-than-temporary, an impairment writedown is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent on holding the securities until the fair values recover. All 23 individual securities that have been in a continuous unrealized loss position for twelve months as of March 31, 2007 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2007. These unrealized losses are primarily attributable to changes in interest rates and individually were less than 3% of their respective amortized cost basis. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost. As such, management does not believe that there are any securities, other than those previously identified in prior periods, that are deemed to be other-than-temporarily impaired, and therefore, no additional impairment charges as of March 31, 2007 are warranted.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of March 31, 2007 and December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2007
U.S. Treasury securities	$2,487	$—	$—	$2,487
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	497,152	17	(1,165)	496,004
U.S. Government sponsored enterprise mortgage—backed securities	186,802	1,525	(1,072)	187,255
Other mortgage-backed securities	848,339	2,880	(3,328)	847,891
Corporate debt securities	105,191	392	(324)	105,259
U.S. Government sponsored enterprise equity securities	9,648	118	—	9,766
Residual securities	27,537	4,266	—	31,803
Total investment securities available-for-sale	$1,677,156	$9,198	$(5,889)	$1,680,465

As of December 31, 2006
U.S. Treasury securities	$2,476	$1	$—	$2,477
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	792,424	2	(2,174)	790,252
U.S. Government sponsored enterprise mortgage—backed securities	258,782	2,781	(1,425)	260,138
Other mortgage-backed securities	494,248	—	(16,477)	477,771
Corporate debt securities	98,003	177	(299)	97,881
U.S. Government sponsored enterprise equity securities	4,648	—	(27)	4,621
Residual securities	12,924	1,032	(16)	13,940
Total investment securities available-for-sale	$1,663,505	$3,993	$(20,418)	$1,647,080

During the first quarter of 2007, we securitized multifamily loans amounting to $395.7 million through a private label securitization. We recorded $5.6 million in mortgage servicing assets in connection with this transaction as the Bank continues to service the underlying loans. We retained all of the resulting securities in our available-for-sale investment portfolio. This transaction was accounted for as neither a sale nor a financing with no gains or losses recorded to operations. As previously mentioned, we plan to securitize additional single family and multifamily loans in the foreseeable future as part of our ongoing strategy to reduce our overall credit risk, enhance our liquidity, and manage our capital.

We retain residual interests in securitized mortgage loans in connection with our securitization activities. The fair value of residual interests is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities. At March 31, 2007, the fair values of the residual interests totaled $31.8 million based on a weighted average projected prepayment rate of 20%, a weighted average expected annual credit loss rate of 0.06%, and a weighted average discount rate of 11%. As of December 31, 2006, the fair values of residual interests totaled $13.9 million based on a weighted average projected prepayment rate of 26%, a weighted average annual expected credit loss rate of 0.16%, and a weighted average discount rate of 11%.

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans. Total gross loans decreased $240.5 million, or 3%, to $8.02 billion at March 31, 2007, relative to December 31, 2006. Excluding the impact of a $395.7 million on-balance sheet multifamily loan securitization during the quarter, organic loan growth for the first quarter of 2007 amounted to $155.2 million, representing an increase of 2% (or 8% annualized).

The growth in loans, excluding the impact of the multifamily loan securitization, is comprised of net increases in single family loans of $23.2 million or 6%, construction loans of $107.8 million or 9%, commercial business loans of $44.2 million or 5%, and trade finance loans of $29.7 million or 11%.  These increases are partially offset by net decreases in multifamily loans of $4.2 million or less than 1%, commercial real estate loans of $43.1 million or 1%, and consumer loans, including home equity lines of credit, of $2.4 million or 1%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$388,633	4.8%	$365,407	4.4%
Residential, multifamily	1,184,731	14.8%	1,584,674	19.2%
Commercial and industrial real estate	3,723,495	46.4%	3,766,634	45.6%
Construction	1,262,164	15.7%	1,154,339	14.0%
Total real estate loans	6,559,023	81.7%	6,871,054	83.2%

Other loans:
Commercial business	1,004,623	12.5%	960,375	11.6%
Trade finance	301,482	3.8%	271,795	3.3%
Automobile	8,895	0.1%	9,481	0.1%
Other consumer	150,699	1.9%	152,527	1.8%
Total other loans	1,465,699	18.3%	1,394,178	16.8%
Total gross loans	8,024,722	100.0%	8,265,232	100.0%

Unearned fees, premiums and discounts, net	(4,770)		(4,859)
Allowance for loan losses	(75,970)		(78,201)
Loan receivable, net	$7,943,982		$8,182,172

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net.  Nonperforming assets totaled $15.6 million or 0.15% of total assets at March 31, 2007 and $19.9 million or 0.18% of total assets at December 31, 2006.  Nonaccrual loans amounted to $15.0 million at March 31, 2007, compared with $17.1 million at year-end 2006.  Loans totaling $2.1 million were placed on nonaccrual status during the first quarter of 2007.  These additions to nonaccrual loans were offset by $1.2 million in payoffs and principal paydowns, $2.4 million in loans brought current, and one loan amounting to $622 thousand that was transferred to other real estate owned.  Additions to nonaccrual loans during the first quarter of 2007 were comprised of $530 thousand in single family loans, a $1.2 million commercial real estate loan, a $38 thousand trade finance loan, $179 thousand in SBA loans, a $39 thousand commercial business loan, and a $136 thousand home equity loan.

There were no loans past due 90 days or more but not on nonaccrual status as of March 31, 2007 and December 31, 2006.

Restructured loans represent loans that have had their original terms modified.  There were no restructured loans as of March 31, 2007 and December 31, 2006.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had one OREO property at March 31, 2007 with a carrying value of $622 thousand, representing a 7-unit apartment building located in Oakland, California.  In comparison, we had one OREO property at December 31, 2006 with a carrying value of $2.8 million representing an industrial park property located in Sacramento, California held as collateral for a commercial real estate loan.  This property was sold during the first quarter 0f 2007 for a net gain on sale of $1.3 million.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual loans	$14,952	$17,101
Loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	14,952	17,101

Restructured loans	—	—
Other real estate owned, net	622	2,786
Total nonperforming assets	$15,574	$19,887

Total nonperforming assets to total assets	0.15%	0.18%
Allowance for loan losses to nonperforming loans	508.09%	457.29%
Nonperforming loans to total gross loans	0.19%	0.21%

We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended.  Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.  If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses, or alternatively, a specific allocation will be established.  Also, in accordance with SFAS No. 114, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

At March 31, 2007, we classified $15.0 million of our loans as impaired, compared with $17.1 million at December 31, 2006.  Specific reserves on impaired loans amounted to $59 thousand at March 31, 2007.  In comparison, there were no specific reserves on impaired loans at December 31, 2006.  Our average recorded investment in impaired loans for the three months ended March 31, 2007 and 2006 were $15.0 million and $11.0 million, respectively.  During the three months ended March 31, 2007 and 2006, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $324 thousand and $245 thousand, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $35 thousand and $78 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio.  In addition to regular, quarterly reviews of the appropriateness of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is appropriate at March 31, 2007, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or net chargeoffs, respectively, during the period.  At March 31, 2007, the allowance for loan losses amounted to $76.0 million, or 0.95% of total loans, compared with $78.2 million, or 0.95% of total loans, at December 31, 2006, and $75.5 million, or 0.99% of total loans, at March 31, 2006.  During the quarter ended March 31, 2007, we reclassified $2.1 million from the allowance for loan losses to other liabilities.  This amount represents additional loss allowances required for unfunded loan commitments and off-balance sheet credit exposures related primarily to our trade finance lending activities.  The allowance for unfunded loan commitments and off-balance sheet credit exposures is included in accrued expenses and other liabilities and amounted to $14.3 million at March 31, 2007.

Due to the continued strength of our credit quality and increased loan securitization activity, no additional loss provisions were warranted during the first quarter of 2007.  This compares to $3.3 million in loss provisions charged to operations during the first quarter of 2006.  We continue to experience historically low levels of nonperforming assets and minimal or no losses in almost every loan category.  During the first quarter of 2007, net chargeoffs amounted to $156 thousand, or 0.01% of average loans outstanding during the quarter.  This compares to net recoveries of $46 thousand, representing less than 0.01% of average loans outstanding for the same period in 2006.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Allowance balance, beginning of period	$78,201	$68,635
Allowance from acquisition	—	4,084
Allowance for unfunded loan commitments and letters of credit	(2,075)	(605)
Provision for loan losses	—	3,333
Chargeoffs:
Commercial business	180	—
Other consumer	11	1
Total chargeoffs	191	1

Recoveries:
Commercial business	34	45
Automobile	1	2
Total recoveries	35	47
Net chargeoffs (recoveries)	156	(46)
Allowance balance, end of period	$75,970	$75,493
Average loans outstanding	$8,177,378	$7,078,805
Total gross loans outstanding, end of period	$8,024,722	$7,656,869
Annualized net chargeoffs (recoveries) to average loans	0.01%	(0.00)%
Allowance for loan losses to total gross loans, end of period	0.95%	0.99%

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations.  The technique of migration analysis essentially looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period.  We utilize a loss horizon of fifteen years to better capture the Bank’s historical loss trends.  This loss horizon represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio.  Since loss rates derived by the migration model are based predominantly on historical loss trends, they may not be indicative of the actual or inherent loss potential for loan categories that have little or no historical losses.  Our credit quality has remained at very high levels over the past several years and we have experienced minimal or no losses in several segments of our loan portfolio.  For this reason, we have deemed it prudent to utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model.

Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, the strength or deficiency of the internal control environment, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations.  Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan category.

In consideration of the significant growth and increasing diversity and credit risk profiles of loans in our portfolio over the past several years, our classification migration model utilizes eighteen risk-rated or heterogeneous loan pool categories and three homogeneous loan categories.  The loan sectors included in the heterogeneous loan pools are residential single family, residential multifamily, commercial real estate, construction, commercial business, trade finance, and automobile loans.  With the exception of automobile loans, all other heterogeneous loan categories have been broken down into additional subcategories.  For example, the commercial real estate loan category is further segmented into six subcategories based on industry sector.  These subcategories include retail, office, industrial, land, hotel/motel, and other special purpose or miscellaneous.  By sectionalizing these broad loan categories into smaller subgroups, we are better able to isolate and identify the risks associated with each subgroup based on historical loss trends.

In addition to the eighteen heterogeneous loan categories, our classification migration model also utilizes three homogeneous loan categories which encompass predominantly consumer-related credits.  Specifically, these homogeneous loan categories are home equity lines, overdraft protection lines, and credit card loans.

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$1,982	4.8%	$1,438	4.4%
Residential, multifamily	10,810	14.8%	10,315	19.2%
Commercial and industrial real estate	25,661	46.4%	23,792	45.6%
Construction	14,476	15.7%	9,629	14.0%
Commercial business	11,847	12.5%	16,750	11.6%
Trade finance	10,488	3.8%	15,538	3.3%
Automobile	74	0.1%	92	0.1%
Other consumer	632	1.9%	647	1.8%
Total	$75,970	100.0%	$78,201	100.0%

Deposits

Deposit growth remained challenging during the first quarter of 2007 as we continued to experience heightened market competition for deposits.  Deposits increased only 1% to $7.32 billion at March 31, 2007, from $7.24 billion at December 31, 2006.  The net increase in deposits came from money market accounts which increased $134.7 million or 11% and time deposits which rose $44.8 million or 1%.  These increases were offset by decreases in interest-bearing checking accounts of $45.6 million or 10%, noninterest-bearing demand deposits of $37.6 million or 3%, and savings accounts of $11.2 million or 3%.  Core deposits, or non-time deposit accounts, amounted to $3.5 billion at March 31, 2007, representing 48% of total deposits, with time deposits representing the remaining 52%.  This is comparable to our 48% core deposit ratio at year-end 2006.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31,	December 31,
	2007	2006
	(In thousands)
Noninterest-bearing demand	$1,316,176	$1,353,734
Interest-bearing checking	404,608	450,201
Money market	1,415,342	1,280,651
Savings	361,396	372,546
Total core deposits	3,497,522	3,457,132
Time deposits:
Less than $100,000	967,040	1,012,401
$100,000 or greater	2,855,707	2,765,509
Total time deposits	3,822,747	3,777,910
Total deposits	$7,320,269	$7,235,042

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one to three business days from the transaction date.  At March 31, 2007, federal funds purchased amounted to $106.5 million, a 29% decrease from the $151.0 million balance at December 31, 2006.  Similarly, FHLB advances also declined 24% to $866.9 million as of March 31, 2007, compared to $1.14 billion at December 31, 2006.  During the first quarter of 2007, proceeds from the maturities and sales of investment securities were used to pay down our short-term borrowings.  As of March 31, 2007, we had no overnight FHLB advances, compared to $230.0 million as of December 31, 2006.  To help fund our loan origination activity, we entered into a new $20.0 million FHLB advance with a two-year maturity term at a fixed rate of 4.90% during the quarter ended March 31, 2007.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position.  Repurchase agreements remained at $975.0 million at March 31, 2007 and December 31, 2006.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  All of these repurchase agreements have a term of ten years.  The rates are all initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points.  Thereafter, the rates are fixed for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%.  The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

Long-term Debt

As of March 31, 2007, long-term debt totaled $204.6 million, compared to $184.0 million at December 31, 2006.  Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with our various trust preferred securities offerings.  As previously mentioned, the increase in long-term debt at March 31, 2007 is due to the additional issuance of $20.0 million in junior subordinated debt securities through a pooled trust preferred offering.  Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VIII, a wholly-owned subsidiary of the Company.  The securities have a 30-year maturity and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of March 31, 2007, our significant fixed and determinable contractual obligations, within the categories described below, by payment date.  With the exception of operating lease obligations, these contractual obligations are included in the Condensed Consolidated Statement of Financial Condition presented elsewhere herein.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$3,798,793	$133,608	$20,745	$12,628	$3,497,523	$7,463,297
Federal funds purchased	106,532	—	—	—	—	106,532
FHLB advances	66,730	819,551	69,635	8,459	—	964,375
Securities sold under repurchase agreements	33,749	67,497	67,497	1,113,639	—	— 1,282,382
Notes payable	—	—	—	—	13,799	13,799
Long-term debt obligations	14,837	29,674	29,674	444,004	—	518,189
Operating lease obligations	9,817	16,626	12,122	28,611	—	67,176
Unrecognized tax benefits	—	471,221	—	—	—	471,221
Total contractual obligations	$4,030,458	$1,538,177	$199,673	$1,607,341	$3,511,322	$10,886,971

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to customers as of March 31, 2007 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$2,428,367
Standby letters of credit	499,137
Commercial letters of credit	39,949

Capital Resources

Our primary source of capital is the retention of net after tax earnings.  At March 31, 2007, stockholders’ equity totaled $1.04 billion, a 2% increase from $1.02 billion as of December 31, 2006.  The increase is comprised of the following: (1) net income of $42.1 million recorded during the first three months of 2007; (2) stock compensation costs amounting to $1.5 million related to grants of  restricted stock and stock options; (3) tax benefits of $2.7 million resulting from the exercise of nonqualified stock options; (4) tax benefits of $157 thousand resulting from the vesting of restricted stock; (5) $12.1 million in unrealized gain on available-for-sale securities; and (6) net issuance of common stock totaling $1.5 million, representing 345,695 shares, pursuant to various stock plans and agreements.  These transactions were offset by (1) a change in accounting principle pursuant to the adoption of FIN 48 amounting to $4.6 million; (2) payment of first quarter 2007 cash dividends totaling $6.1 million; (3) purchase of treasury shares related to vested restricted stock amounting to $697 thousand, representing 19,075 shares; and (4) purchase of treasury shares in connection with Board authorized repurchase programs totaling $29.7 million, representing 775,000 shares.

On March 30, 2007, we issued $20.0 million in junior subordinated debt securities through a pooled trust preferred offering.  Similar to previous offerings, these securities were issued through a newly formed statutory business trust, Trust VIII, a wholly-owned subsidiary of the Company.  The proceeds from the debt securities are loaned by Trust VIII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Statement of Financial Condition.  The securities issued by Trust VIII have a scheduled maturity of June 6, 2037 and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis.  At March 31, 2007, the interest rate on the junior subordinated debt was 6.75%.  The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  At March 31, 2007, the Bank’s Tier 1 and total capital ratios were 9.7% and 11.2%, respectively, compared to 9.4% and 11.1%, respectively, at December 31, 2006.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at March 31, 2007, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	11.3%	11.2%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.8%	9.7%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.5%	8.5%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt.  These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of eligible loans.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the first quarter of 2007, we experienced net cash inflows from operating activities of $54.8 million, compared to net cash inflows of $27.0 million for the first quarter of 2006.  Net cash inflows from operating activities for the first three months of 2007 and 2006 were primarily due to the net income earned during the period.

Net cash inflows from investing activities totaled $142.6 million for the first quarter of 2007 compared with net outflows from investing activities of $82.2 million for the first quarter 2006.  Net cash inflows from investing activities for the first quarter of 2007 were due primarily to repayments, maturities, redemptions and net sales proceeds from available-for-sale securities partially offset by net loan growth and purchases of investment securities and resale agreements.  For the three months ended March 31, 2006, net cash outflows from investing activities can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities and resale agreements.  These activities were partially offset by proceeds from unsettled securities acquired from Standard Bank totaling $225.6 million as well as repayments, maturities, redemptions and net sales proceeds from investment securities.

We experienced net cash outflows from financing activities of $243.0 million for the first quarter of 2007, primarily due to the repayment of FHLB advances and federal funds purchased as well as the purchase of treasury shares in connection with our Board authorized stock repurchase program.  These factors were partially offset by deposit growth and the issuance of additional junior subordinated debt.  During the same period in 2006, growth in deposits, net proceeds from FHLB advances and the issuance of additional junior subordinated debt partially offset by a net decrease in short-term borrowings accounted for the net cash inflows from financing activities totaling $37.7 million.

 As a means of augmenting our liquidity sources, we have established federal funds lines with six correspondent banks and several master repurchase agreements with major brokerage companies.  At March 31, 2007, our available borrowing capacity includes $355.5 million in federal funds line facilities, $142.5 million in repurchase arrangements, and $1.90 billion in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At March 31, 2007, we are not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California.  For the three months ended March 31, 2007 and 2006, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $28.1 million and $2.8 million respectively.  The large increase in dividend payment by the Bank to the Company during the first quarter of 2007 is primarily due to the purchase of treasury shares totaling $29.7 million in connection with the Board authorized stock repurchase program announced during the first quarter of 2007.  As of March 31, 2007, approximately $259.2 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital.  Our strategy is formulated by the Asset/Liability Committee, which coordinates with the Board of Directors to monitor our overall asset and liability composition.  The Committee meets regularly to evaluate, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on the available-for-sale portfolio (including those attributable to hedging transactions, if any), purchase and securitization activity, and maturities of investment securities and borrowings.

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2007 and December 31, 2006, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2007	2006	2007	2006
+200	2.6%	0.2%	(9.8)%	(11.1)%
+100	3.3%	2.6%	(1.3)%	(1.8)%
-100	(4.9)%	(2.3)%	(5.8)%	(3.8)%
-200	(9.7)%	(5.0)%	(10.8)%	(9.3)%

(1)             The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)             The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2007 and December 31, 2006.  At March 31, 2007 and December 31, 2006, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2007.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair Value at
								March 31,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2007
			(Dollars in thousands)
Assets:
Federal funds sold	$11,883						$11,883	$11,883
Weighted average rate	4.75%						4.75%

Securities purchased under resale agreements	$100,000	$100,000					$200,000	$205,455
Weighted average rate	7.50%	8.00%					7.75%

Investment securities available-for-sale (fixed rate)	$119,483	$14,983	$120,000			$221,733	$476,199	$475,149
Weighted average rate	4.19%	5.40%	5.29%			7.37%	5.99%

Investment securities available-for-sale (variable rate) (1)	$1,106,537	$62,061	$27,135	$899	$784	$3,541	$1,200,957	$1,205,316
Weighted average rate	5.60%	4.59%	4.16%	6.11%	6.17%	7.68%	5.52%

Total gross loans	$5,785,147	$810,746	$723,442	$375,150	$165,356	$164,881	$8,024,722	$8,171,030
Weighted average rate	8.13%	6.57%	6.50%	6.68%	6.84%	6.00%	7.68%

Liabilities:
Checking accounts	$404,608						$404,608	$404,608
Weighted average rate	1.64%						1.64%

Money market accounts	$1,415,342						$1,415,342	$1,415,342
Weighted average rate	4.25%						4.25%

Savings deposits	$361,396						$361,396	$361,396
Weighted average rate	0.69%						0.69%

Time deposits	$3,683,209	$100,270	$21,150	$12,912	$4,586	$620	$3,822,747	$3,810,094
Weighted average rate	5.08%	4.68%	3.58%	3.44%	4.95%	4.67%	5.06%

Federal funds purchased	$106,500						$106,500	$106,500
Weighted average rate	5.37%						5.37%

FHLB term advances (fixed rate)	$23,858	$310,000	$460,000	$10,000	$55,000	$8,000	$866,858	$869,183
Weighted average rate	4.56%	5.07%	5.07%	5.01%	5.20%	4.45%	5.06%

Securities sold under repurchase agreements	$975,000						$975,000	$954,221
Weighted average rate	3.46%						3.46%

Subordinated debt	$75,000						$75,000	$81,895
Weighted average rate	6.48%						6.48%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$26,385
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$108,250						$108,250	$113,867
Weighted average rate	7.06%						7.06%

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

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg.  The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams.  The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005.  The fair value of both the embedded derivatives and equity swap agreements amounted to $13.1 million and $15.1 million at March 31, 2007 and December 31, 2006, respectively.  The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets.  The fair value of the derivative contracts is estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement.  The decrease in the fair value of the derivative contracts since December 31, 2006 can be attributed to a 7% decline in the index value combined with a 17% decrease in the implied volatility of the HSCEI call options as of March 31, 2007, relative to year-end 2006.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Asset Liability and Market Risk Management.”

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2007.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.  Our subsidiary, East West Bank, from time to time is party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  In the opinion of our management, in consultation with legal counsel, the resolution of any such issues would not have a material adverse impact on our financial position, results of operations, or liquidity.

ITEM 1A. RISK FACTORS

There are no material changes to our risk factors as presented in the Company’s 2006 Form 10-K under the heading “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Repurchases of the Company’s securities during the first quarter of 2007 are as follows:

			Total Number	Approximate Dollar
	Total		of Shares	Value of Shares that
	Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs
January 31, 2007	—	$—	—	(2)
February 28, 2007	600,000	38.44	600,000	(2)
March 31, 2007	175,000	37.84	175,000	(2)
Total	775,000	$38.30	775,000	$50.3 million

(1)            Excludes 45,936 in repurchased shares totaling $1.7 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

(2)            During the first quarter of 2007, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $80.0 million of its common stock.  This repurchase program has no expiration date and, to date, 775,000 shares have been purchased under this program.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2007

EAST WEST BANCORP, INC.

By:	/s/ Julia Gouw
JULIA GOUW Executive Vice President and Chief Financial Officer