Form 10-Q
period 2007-06-30
EAST WEST BANCORP INC
filed 2007-08-08
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 60,850,096 shares of common stock as of July 31, 2007.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings, operating results and financial condition.  The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements as a result from:

•                  effect of interest rate and currency exchange fluctuations;

•                  competition in the financial services market for both loans and deposits;

•                  our ability to incorporate acquisitions into our operations;

•                  credit quality;

•                  the effect of regulatory and legislative action; and

•                  regional and general economic conditions.

For a discussion of some of the other factors that might cause such differences, see the Company’s Form 10-K under the heading “Item 1A. RISK FACTORS.”  The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$190,538	$192,559
Securities purchased under resale agreements	200,000	100,000
Investment securities available-for-sale, at fair value (with amortized cost of $1,799,770 in 2007 and $1,663,505 in 2006)	1,784,870	1,647,080
Loans receivable, net of allowance for loan losses of $77,280 in 2007 and $78,201 in 2006	7,949,179	8,182,172
Investment in Federal Home Loan Bank stock, at cost	55,907	77,469
Investment in Federal Reserve Bank stock, at cost	18,430	17,830
Other real estate owned, net	622	2,786
Investment in affordable housing partnerships	43,674	36,564
Premises and equipment, net	44,234	43,922
Due from customers on acceptances	15,147	8,134
Premiums on deposits acquired, net	17,326	20,383
Goodwill	244,263	244,259
Cash surrender value of life insurance policies	96,564	90,598
Accrued interest receivable and other assets	132,316	121,264
Deferred tax assets	36,287	38,691
TOTAL	$10,829,357	$10,823,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,306,391	$1,353,734
Interest-bearing	5,840,661	5,881,308
Total deposits	7,147,052	7,235,042

Federal funds purchased	159,000	151,000
Federal Home Loan Bank advances	1,164,858	1,136,866
Securities sold under repurchase agreements	975,000	975,000
Notes payable	15,952	11,379
Bank acceptances outstanding	15,147	8,134
Accrued interest payable, accrued expenses and other liabilities	92,535	102,877
Long-term debt	204,642	184,023
Total liabilities	9,774,186	9,804,321

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share) Authorized — 200,000,000 shares Issued — 67,068,809 shares in 2007 and 66,400,417 shares in 2006 Outstanding — 60,847,943 shares in 2007 and 61,431,278 shares in 2006	67	66
Additional paid in capital	561,595	544,469
Retained earnings	590,975	525,247
Treasury stock, at cost — 6,220,866 shares in 2007 and 4,969,139 shares in 2006	(88,928)	(40,305)
Accumulated other comprehensive loss, net of tax	(8,538)	(10,087)
Total stockholders’ equity	1,055,171	1,019,390
TOTAL	$10,829,357	$10,823,711

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$158,844	$143,426	$317,007	$269,297
Investment securities available-for-sale	23,370	12,949	46,270	22,164
Securities purchased under resale agreements	3,943	1,896	7,729	3,243
Investment in Federal Home Loan Bank stock	668	646	1,629	1,208
Investment in Federal Reserve Bank stock	272	218	539	402
Short-term investments	117	113	217	236
Total interest and dividend income	187,214	159,248	373,391	296,550

INTEREST EXPENSE
Customer deposit accounts	61,124	49,939	120,086	88,828
Federal Home Loan Bank advances	12,514	8,199	27,380	16,907
Securities sold under repurchase agreements	9,018	5,005	17,412	7,882
Long-term debt	3,752	3,253	7,134	5,914
Federal funds purchased	1,877	1,208	3,847	2,327
Total interest expense	88,285	67,604	175,859	121,858

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	98,929	91,644	197,532	174,692
PROVISION FOR LOAN LOSSES	—	1,333	—	4,666
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	98,929	90,311	197,532	170,026

NONINTEREST INCOME
Branch fees	3,404	2,890	6,831	5,429
Letters of credit fees and commissions	2,633	2,159	4,986	4,331
Ancillary loan fees	1,487	1,127	2,767	1,906
Net gain on sales of investment securities available-for-sale	918	145	2,446	1,861
Income from life insurance policies	1,058	916	2,032	1,812
Income from secondary market activities	86	189	1,024	373
Net gain on sale of real estate owned	—	—	1,344	88
Net gain on disposal of fixed assets	312	—	312	—
Other operating income	904	689	1,555	1,173
Total noninterest income	10,802	8,115	23,297	16,973

NONINTEREST EXPENSE
Compensation and employee benefits	20,648	15,831	41,430	32,000
Occupancy and equipment expense	6,046	5,339	11,927	10,116
Deposit-related expenses	1,862	2,642	3,549	4,655
Amortization of premiums on deposits acquired	1,525	1,852	3,057	3,617
Amortization of investments in affordable housing partnerships	1,236	1,461	2,504	2,726
Data processing	1,070	1,028	2,052	1,788
Deposit insurance premiums and regulatory assessments	324	366	671	682
Other operating expenses	10,552	10,013	20,391	19,739
Total noninterest expense	43,263	38,532	85,581	75,323

INCOME BEFORE PROVISION FOR INCOME TAXES	66,468	59,894	135,248	111,676
PROVISION FOR INCOME TAXES	25,978	23,249	52,662	42,980
NET INCOME	$40,490	$36,645	$82,586	$68,696

EARNINGS PER SHARE
BASIC	$0.67	$0.61	$1.36	$1.17
DILUTED	$0.66	$0.59	$1.34	$1.15

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,381	60,270	60,515	58,538
DILUTED	61,346	61,619	61,523	59,956

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2006	$61	$389,004	$393,846	$(8,242)	$(37,905)	$(2,626)		$734,138
Comprehensive income
Net income for the period			68,696				$68,696	68,696
Net unrealized (loss) on investment securities available-for-sale						(8,666)	(8,666)	(8,666)
Total comprehensive income							$60,030
Elimination of deferred compensation pursuant to adoption of SFAS No. 123(R)		(8,242)		8,242				—
Stock compensation costs		2,718						2,718
Tax benefit from stock option exercises		6,945						6,945
Tax benefit from vested restricted stock		543						543
Issuance of 572,716 shares pursuant to various stock plans and agreements	1	5,279						5,280
Issuance of 3,647,440 shares pursuant to Standard Bank acquisition	4	133,845						133,849
Issuance of 2,658 shares to Standard Bank employees		105						105
Cancellation of 27,472 shares due to forfeitures of issued restricted stock		935			(935)			—
Dividends paid on common stock			(5,866)					(5,866)
BALANCE, JUNE 30, 2006	$66	$531,132	$456,676	$—	$(38,840)	$(11,292)		$937,742

BALANCE, JANUARY 1, 2007	$66	$544,469	$525,247	$—	$(40,305)	$(10,087)		$1,019,390
Comprehensive income
Net income for the period			82,586				$82,586	82,586
Net unrealized gain on investment securities available-for-sale						1,549	1,549	1,549
Total comprehensive income							$84,135
Cumulative effect from the adoption of FASB Interpretation No. 48			(4,628)					(4,628)
Stock compensation costs		3,150						3,150
Tax benefit from stock option exercises		6,071						6,071
Tax benefit from vested restricted stock		184						184
Issuance of 668,392 shares pursuant to various stock plans and agreements	1	5,708						5,709
Cancellation of 54,980 shares due to forfeitures of issued restricted stock		2,013			(2,013)			—
Purchase of 21,747 shares of treasury stock due to the vesting of restricted stock					(795)			(795)
Purchase of 1,175,000 shares of treasury stock pursuant to the Stock Repurchase Program					(45,815)			(45,815)
Dividends paid on common stock			(12,230)					(12,230)
BALANCE, JUNE 30, 2007	$67	$561,595	$590,975	$—	$(88,928)	$(8,538)		$1,055,171

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding gain (loss) on securities arising during the period, net of tax (expense) benefit of $(2,149) in 2007 and $5,493 in 2006	$2,968	$(7,587)
Less: Reclassification adjustment for gain (loss) included in net income, net of tax (expense) of $1,027 in 2007 and $782 in 2006	(1,419)	(1,079)
Net unrealized gain (loss) on securities, net of tax (expense) benefit of $(1,122) in 2007 and $6,275 in 2006	$1,549	$(8,666)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,586	$68,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,430	5,720
Stock compensation costs	3,150	2,718
Deferred taxes	(5,751)	(7,331)
Provision for loan losses	—	4,666
Net gain on sales of investment securities, loans and other assets	(4,191)	(2,278)
Federal Home Loan Bank stock dividends	(1,962)	(1,299)
Originations of loans held for sale	(21,938)	(10,587)
Proceeds from sale of loans held for sale	21,939	10,593
Tax benefit from stock option exercised	(6,071)	(6,945)
Tax benefit from vested restricted stock	(184)	(543)
Net change in accrued interest receivable and other assets	(17,952)	(17,103)
Net change in accrued interest payable, accrued expenses, and other liabilities	2,823	13,053
Total adjustments	(21,707)	(9,336)
Net cash provided by operating activities	60,879	59,360

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(502,123)	(925,738)
Purchases of:
Securities purchased under resale agreements	(100,000)	(50,000)
Investment securities available-for-sale	(394,758)	(982,533)
Federal Home Loan Bank stock	(8,243)	(11,823)
Federal Reserve Bank stock	(600)	(4,915)
Premises and equipment	(5,340)	(4,720)
Short-term investments	(1,537)	—
Proceeds from unsettled securities acquired	—	225,616
Proceeds from sale of:
Investment securities available-for-sale	206,987	116,587
Loans receivable	16,057	4,526
Other real estate owned	4,130	387
Premises and equipment	1,212	41
Maturity of interest-bearing deposits in other banks	—	396
Repayments, maturity and redemption of investment securities available-for-sale	773,455	704,118
Redemption of Federal Home Loan Bank stock	31,767	17,837
Cash obtained from acquisitions, net of cash paid	—	98,351
Net cash provided by (used in) investing activities	21,007	(811,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(87,990)	139,413
Net increase in federal funds purchased	8,000	12,500
Net increase in Federal Home Loan Bank advances	28,000	154,000
Repayment of notes payable on affordable housing investments	(5,041)	(4,187)
Proceeds from securities sold under repurchase agreements	—	400,000
Proceeds from issuance of long-term debt	20,000	30,000
Proceeds from issuance of common stock pursuant to various stock plans and agreements	5,709	5,279
Tax benefit from stock option exercised	6,071	6,945
Tax benefit from vested restricted stock	184	543
Dividends paid on common stock	(12,230)	(5,866)
Purchase of treasury shares pursuant to stock repurchase program and vesting of restricted stock	(46,610)	—
Net cash (used in) provided by financing activities	(83,907)	738,627

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,021)	(13,883)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	192,559	151,192
CASH AND CASH EQUIVALENTS, END OF PERIOD	$190,538	$137,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$178,728	$122,767
Income tax payments, net of refunds	59,803	35,443
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	721,787	334,495
Affordable housing investment financed through notes payable	9,613	—
Real estate acquired through foreclosure	622	2,786
Issuance of common stock purchase pursuant to acquisition	—	133,849
Issuance of common stock to employees	—	105

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006
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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2.              SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  The Company adopted SFAS No. 156 on January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated financial statements.  The Company has elected not to fair value servicing assets and liabilities as of each reporting period as permitted by SFAS No. 156, but instead continue to amortize servicing assets and liabilities in accordance with current practice.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions with respect to positions taken or expected to be taken in income tax returns.  Specifically, the Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position.  If a tax position is not considered more- likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date.  Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   Pursuant to the adoption of FIN 48 on January 1, 2007, the Company recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that the Company had taken with respect to the tax treatment of regulated investment companies (RICs).  See Notes 7 and 9 to the condensed consolidated financial statements presented elsewhere herein.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (current year balance sheet perspective) approaches.  The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.  This guidance did not have any impact on the Company’s financial condition and results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance  Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee’s postretirement period.  EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  The adoption of this statement is not expected to have a material impact to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands required disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years.  The provisions of SFAS No. 157 should be applied on a prospective basis.  The Company is currently evaluating the impact that this statement will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to fully recognize obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The provisions of SFAS No. 158 require employers to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status in the year in which the changes occur through comprehensive income in stockholders’ equity.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The Company adopted this statement on December 31, 2006.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date.  This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

3.              STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock to employees under share-based compensation plans.  The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method.  Under this method, the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased or canceled after December 31, 2005 and to awards outstanding on December 31, 2005 for which requisite service has not yet been rendered.  SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition.  Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in Accounting Principles Board (“APB”) Opinion No. 25.  Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

During the three and six months ended June 30, 2007, total combined compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.7 million and $3.1 million, respectively, with their related tax benefits of $698 thousand and $1.3 million, respectively.  During the three and six months ended June 30, 2006, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.3 million and $2.7 million, respectively, with their related tax benefits of $530 thousand and $1.1 million, respectively.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors.  Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 years.  Stock options issued prior to July 2002 had contractual terms of 10 years.

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at beginning of period	2,608,171	$18.02
Granted	200,963	38.72
Exercised	(482,610)	9.34
Forfeited	(27,733)	37.23
Outstanding at end of period	2,298,791	$21.42	3.77 years	$40,175

Vested or expected to vest	2,253,634	$21.11	3.73 years	$40,075
Exercisable at end of period	1,681,462	$15.70	3.03 years	$38,971

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term(1)	4 years	4 years	4 years	4 years
Expected volatility(2)	23.8%	27.8%	24.1%	27.8%
Expected dividend yield(3)	1.1%	0.6%	1.1%	0.6%
Risk-free interest rate(4)	4.8%	4.8%	4.5%	4.7%

(1)             The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)             The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3)             The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4)             The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

During the three and six months ended June 30, 2007 and 2006, information related to stock options is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value of stock options granted during the period	$9.21	$10.91	$9.27	$10.05
Total intrinsic value of options exercised (in thousands)	$8,113	$7,583	$14,439	$16,517
Total fair value of options vested (in thousands)	$41	$41	$662	$871

As of June 30, 2007, total unrecognized compensation cost related to stock options amounted to $4.5 million.  The cost is expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity for restricted stock as of June 30, 2007, including changes during the six months then ended, is presented below:

	Shares	Weighted Average Price
Outstanding at beginning of period	531,292	$35.46
Granted	149,712	38.71
Vested	(49,976)	27.79
Forfeited	(54,980)	36.58
Outstanding at end of period	576,048	$36.87

The weighted average fair values of restricted stock awards granted during the six months ended June 30, 2007 and 2006 were $38.71 and $36.28, respectively.

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

(Pro Forma) Six Months Ended June 30, 2006(1)
Net interest income	$178,796
Provision for loan losses	(5,866)
Noninterest income	6,801
Noninterest expense	(77,587)
Income before provision for income taxes	102,144
Provision for income taxes	(38,972)
Net income	$63,172

EARNINGS PER SHARE
BASIC	$1.05
DILUTED	$1.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,070
DILUTED	61,488

(1)             The pro forma results of operations for the six months ended June 30, 2006 includes $10.3 million in net realized losses on investment securities that were sold by Standard Bank during the first quarter of 2006.  Further, the pro forma results of operations for the six months ended June 30, 2006 reflect interest expense related to junior subordinated debt amounting to $30.0 million that was issued in connection with the acquisition of Standard Bank as if this debt instrument was issued at the beginning of the period.

5.  SECURITIES PURCHASED UNDER RESALE AGREEMENTS

On January 5, 2007, the Company entered into a new long-term transaction involving the purchase of securities under a resale agreement (“resale agreement”) totaling $100.0 million.  The resale agreement has a term of ten years with an interest rate that is fixed at 8.00% for the first two years and thereafter becomes floating rate subject to a switch condition if the three-month Libor rate falls below 5.00%.  If the three-month Libor rate falls below 5.00% after two years, the quarterly floating rate will be based on a specified interest rate.  If the three-month Libor rate does not fall below 5.00% after the first two years, the interest rate on this resale agreement will continue to be fixed at 8.00% until the switch condition becomes applicable.  Once the switch condition applies, the quarterly floating rate calculation basis will be used for the remainder of the term.  The counterparty has the right to a quarterly call after the first two years.  The collateral for this resale agreement consists of mortgage-backed securities and debt securities held in safekeeping by a third party custodian.

On May 17, 2007, the Company entered into a new long-term resale agreement totaling $50.0 million.  The resale agreement has a term of fifteen years with an interest rate that is fixed at 10.00% for the first two years and thereafter is subject to a quarterly floating rate calculation basis for the remainder of the term.  The counterparty has the right to a quarterly call after the first two years.  The collateral for this resale agreement consists of U.S. government sponsored enterprise mortgage-backed securities and debt securities held in safekeeping by a third party custodian.  This resale agreement replaced a security in the amount of $50.0 million that was called during the second quarter of 2007.

6.  DEBT ISSUANCE

On March 30, 2007, the Company issued $20.0 million in junior subordinated debt securities through a pooled trust preferred offering.  Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VIII (“Trust VIII”), a wholly-owned subsidiary of the Company.  The proceeds from the debt securities are loaned by Trust VIII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Balance Sheet.  The securities issued by Trust VIII have a scheduled maturity of June 6, 2037 and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis.  At June 30, 2007, the interest rate on the junior subordinated debt was 6.76%.  The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.  The Company did not issue any new junior subordinated debt securities during the second quarter of 2007.

7.   COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim condensed consolidated financial statements.  As of June 30, 2007 and December 31, 2006, commercial and standby letters of credit totaled $616.3 million and $519.0 million, respectively.  Total undisbursed loan commitments amounted to $2.60 billion and $2.24 billion, respectively, as of June 30, 2007 and December 31, 2006.  In addition, the Company has committed to fund mortgage and commercial loan applications in process amounting to $422.9 million and $366.6 million as of June 30, 2007 and December 31, 2006, respectively.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business.  For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee.  When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of June 30, 2007, loans sold or securitized with recourse were comprised of residential single family and multifamily loans, totaling $253.0 million.  As of December 31, 2006, loans sold with recourse were comprised solely of single family mortgage loans, and totaled $26.5 million. The increase in loans sold or securitized with recourse as of June 30, 2007 is due to $229.7 million in multifamily loans that were securitized through Fannie Mae during the second quarter of 2007.  The Company’s recourse reserve related to sold or securitized loans totaled $1.5 million and $68 thousand as of June 30, 2007 and December 31, 2006, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the sale of the loan.  When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of June 30, 2007 and December 31, 2006, the amount of loans sold without recourse totaled $2.2 billion and $1.49 billion, respectively.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2007.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

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

The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies.  Management has considered this claim as part of its evaluation of the Company’s uncertain tax positions in accordance with the provisions of FIN 48.  Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million, relating to a reduction in the state income tax receivable in connection with its dissolved regulated investment company, East West Securities Company, Inc. (See Note 9).

8.   STOCKHOLDERS’ EQUITY

Earnings Per Share — The actual number of shares outstanding at June 30, 2007 was 60,847,943.  Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following table sets forth earnings per share calculations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007			2006
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$40,490	60,381	$0.67	$36,645	60,270	$0.61
Effect of dilutive securities:
Stock options(1)	—	724	(0.01)	—	1,091	(0.02)
Restricted stock	—	195	—	—	167	—
Stock warrants	—	46	—	—	91	—
Dilutive earnings per share	$40,490	61,346	$0.66	$36,645	61,619	$0.59

	Six Months Ended June 30,
	2007			2006
	Net Income	Number of Shares	Per Share Amounts	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Basic earnings per share	$82,586	60,515	$1.36	$68,696	58,538	$1.17
Effect of dilutive securities:
Stock options(1)	—	769	(0.02)	—	1,150	(0.02)
Restricted stock	—	193	—	—	178	—
Stock warrants	—	46	—	—	90	—
Dilutive earnings per share	$82,586	61,523	$1.34	$68,696	59,956	$1.15

(1)             Excludes 25,829 and 176,036 weighted average options outstanding for the three months and six months ended June 30, 2007, respectively, as well as 14,204 and 18,391 weighted average options outstanding for the three and six months ended June 30, 2006, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

Stock Repurchase Program — On January 23, 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company’s common stock.  The repurchase of 775,000 shares was completed during the first quarter of 2007.

On March 20, 2007, the Company’s Board of Directors authorized an increase in the stock repurchase program to buy back up to an additional $50.0 million of the Company’s common stock in 2007.  This new authorization is in addition to the $30.0 million stock repurchase authorized on January 23, 2007.  During the second quarter of 2007, the Company repurchased 400,000 shares at a weighed average cost of $40.29.  As of June 30, 2007, the Company had $34.2 million of repurchase authorization remaining.

Quarterly Dividends — The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about May 15, 2007 to shareholders of record on May 1, 2007.  Cash dividends totaling $6.1 million and $12.2 million were paid to the Company’s shareholders during the second quarter and first half of 2007, respectively.

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

As a result of the implementation of FIN 48, the Company increased its existing unrecognized tax benefits by $7.1 million, relating to a reduction in the state income tax receivable in connection with its dissolved regulated investment company, East West Securities Company, Inc.  This receivable was related to the FTB’s position on certain state tax deductions taken by East West Securities Company, Inc. for the 2000, 2001, and 2002 tax years.  The $7.1 million increase in unrecognized tax benefits was recorded as a cumulative effect accounting adjustment to retained earnings of $4.6 million, net of the federal deferred tax impact of $2.5 million.

As of January 1, 2007, the Company had $7.6 million of unrecognized tax benefits that if recognized, would be recorded as a reduction in income tax expense of $5.1 million directly reducing the effective tax rate.  There have been no significant changes to these amounts during the six months ended June 30, 2007.  The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change for the year ending December 31, 2007.

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

The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of earnings.  The Company has accrued $837 thousand of interest expense for its unrecognized tax position as of January 1, 2007 and June 30, 2007.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$62,480	$81,329	$28,303	$13,734	$1,368	$187,214
Charge for funds used	(43,749)	(55,642)	(26,684)	(10,446)	—	(136,521)
Interest spread on funds used	18,731	25,687	1,619	3,288	1,368	50,693
Interest expense	(40,955)	(9,004)	(38,326)	—	—	(88,285)
Credit on funds provided	69,897	14,025	52,599	—	—	136,521
Interest spread on funds provided	28,942	5,021	14,273	—	—	48,236
Net interest income	$47,673	$30,708	$15,892	$3,288	$1,368	$98,929

Depreciation and amortization	$2,551	$136	$(99)	$(51)	$1,254	$3,791
Goodwill	181,910	12,127	—	48,509	1,717	244,263
Segment pretax profit (loss)	28,879	27,026	16,930	2,242	(8,609)	66,468
Segment assets	2,724,109	3,866,023	2,090,707	1,524,559	623,959	10,829,357

	Three Months Ended June 30, 2006
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$54,597	$66,108	$15,821	$17,537	$5,185	$159,248
Charge for funds used	(37,782)	(44,450)	(21,715)	(14,045)	—	(117,992)
Interest spread on funds used	16,815	21,658	(5,894)	3,492	5,185	41,256
Interest expense	(33,964)	(5,060)	(28,580)	—	—	(67,604)
Credit on funds provided	67,793	10,013	40,186	—	—	117,992
Interest spread on funds provided	33,829	4,953	11,606	—	—	50,388
Net interest income	$50,644	$26,611	$5,712	$3,492	$5,185	$91,644

Depreciation and amortization	$2,754	$177	$(513)	$275	$223	$2,916
Goodwill	182,545	12,170	—	48,679	957	244,351
Segment pretax profit (loss)	31,738	23,894	7,292	2,533	(5,563)	59,894
Segment assets	2,379,397	3,105,431	1,536,434	2,436,093	560,936	10,018,291

	Six Months Ended June 30, 2007
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$125,068	$159,309	$56,316	$29,876	$2,822	$373,391
Charge for funds used	(87,716)	(109,201)	(51,702)	(22,489)	—	(271,108)
Interest spread on funds used	37,352	50,108	4,614	7,387	2,822	102,283
Interest expense	(80,042)	(17,102)	(78,715)	—	—	(175,859)
Credit on funds provided	138,216	27,096	105,796	—	—	271,108
Interest spread on funds provided	58,174	9,994	27,081	—	—	95,249
Net interest income	$95,526	$60,102	$31,695	$7,387	$2,822	$197,532

Depreciation and amortization	$4,956	$351	$(949)	$(8)	$2,238	$6,588
Goodwill	181,910	12,127	—	48,509	1,717	244,263
Segment pretax profit (loss)	60,661	53,012	34,171	5,460	(18,056)	135,248
Segment assets	2,724,109	3,866,023	2,090,707	1,524,559	623,959	10,829,357

	Six Months Ended June 30, 2007
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$102,096	$125,758	$27,252	$33,946	$7,498	$296,550
Charge for funds used	(69,029)	(82,607)	(35,234)	(26,586)	—	(213,456)
Interest spread on funds used	33,067	43,151	(7,982)	7,360	7,498	83,094
Interest expense	(59,376)	(8,588)	(53,894)	—	—	(121,858)
Credit on funds provided	121,517	17,885	74,054	—	—	213,456
Interest spread on funds provided	62,141	9,297	20,160	—	—	91,598
Net interest income	$95,208	$52,448	$12,178	$7,360	$7,498	$174,692

Depreciation and amortization	$5,345	$350	$(1,081)	$620	$486	$5,720
Goodwill	182,545	12,170	—	48,679	957	244,351
Segment pretax profit (loss)	57,440	45,737	15,849	4,896	(12,246)	111,676
Segment assets	2,379,397	3,105,431	1,536,434	2,436,093	560,936	10,018,291

11.   SUBSEQUENT EVENTS

On July 16, 2007, the Company received regulatory approval to acquire Desert Community Bank (“DCB”), a commercial bank headquartered in Victorville, California.  Pending the approval of DCB’s shareholders on August 9, 2007, the Company expects the merger transaction to be consummated at the close of business on August 17, 2007.  Under the terms of the definitive agreement, the shareholders of DCB will receive total consideration of approximately $148.2 million on the 5,943,844 shares currently outstanding.  The shareholders of DCB will receive 55% of the merger consideration in shares of East West Bancorp common stock and the remainder in cash.  As of March 31, 2007, DCB had $583.5 million in total assets, $393.4 million in gross loans receivable, $504.7 million in deposits, and $57.4 million in shareholders’ equity.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes.  We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of June 30, 2007.

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

•                  allowance for loan losses;

•                  valuation of retained residual interests and mortgage servicing assets related to securitizations and sales of loans;

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

Overview

The second quarter of 2007 represented another period of solid financial performance with earnings of $40.5 million, or $0.67 per basic share and $0.66 per diluted share.  This compares with $36.6 million, or $0.61 per basic share and $0.59 per diluted share, reported during the second quarter of 2006.  Solid organic loan growth, continued strong credit quality, and sustained operating efficiencies contributed to our earnings performance for the second quarter of 2007.  The annualized return on average assets during the second quarter of 2007 was 1.52%, compared with 1.53% for the same quarter in 2006.  The annualized return on average equity was 15.53% during the second quarter of 2007, compared to 15.98% during the same period in 2006.  Based on the results of our performance during the first half of 2007 and expected growth for the remainder of 2007, we expect net income per diluted common share for the full year 2007 to be approximately 11% to 12% higher than in 2006.  This estimate is based on a projected annual organic loan growth of 12% to 15%, stable deposit balances, and an increase in operating expenses of 8% to 9% for the entire year of 2007.  Our earnings projection for the full year of 2007 also assumes a stable interest rate environment and a net interest margin between 3.95% and 4.00%.

On July 16, 2007, we received the requisite regulatory approval to acquire Desert Community Bank (“DCB”).  We anticipate the transaction to be consummated at the close of business on August 17, 2007 subject to the approval of DCB’s shareholders.  Upon the closing of the transaction, DCB will maintain its current name and operate as a division of the Bank.  DCB, the only financial institution headquartered in the High Desert, had total assets of $583.5 million, total gross loans of $393.4 million, and total deposits of $504.7 million as of March 31, 2007.  We estimate the acquisition to be marginally accretive to our net earnings in 2007 adding approximately $0.01 per share in 2007 and increasing to $0.03 to $0.04 in 2008.

In keeping with our ongoing strategy of securitizing loans to enhance our liquidity, manage our capital, and reduce our overall credit risk, we securitized a total of $326.1 million of single family and multifamily loans through Federal National Mortgage Association (“Fannie Mae”) during the second quarter of 2007.  We recorded $3.1 million in mortgage servicing assets in connection with these transactions as the Bank continues to service the underlying loans.  In accordance with applicable accounting guidance, these securitization transactions were accounted for as neither sales nor financings with no gains or losses recorded to operations.  A substantial portion of the resulting securities that were initially retained in our available-for-sale investment portfolio have been subsequently sold for liquidity management purposes.

Total consolidated assets at June 30, 2007 increased slightly to $10.83 billion, compared with $10.82 billion at December 31, 2006.  Excluding the impact of $721.8 million on-balance sheet single family and multifamily loan securitizations that we completed during the first half of the year, organic loan growth was $486.7 million, or 6% year-to-date through June 30, 2007.  We estimate organic loan growth for the full year of 2007 to range from 12% to 15%, reflecting the core rate of growth in the Bank’s lending markets.

Total average assets increased 11% to $10.65 billion during the second quarter of 2007, compared to $9.58 billion for the same quarter in 2006, due primarily to growth in average loans and available-for-sale securities.  Total average loans grew 5% to $8.10 billion during the quarter ended June 30, 2007, with double-digit increases in all major loan sectors, except for single family and multifamily real estate loans, due to securitization activity.  Total average investment securities increased 47% to $1.63 billion during the quarter ended June 30, 2007 primarily due to $1.51 billion in loan securitizations since the second quarter of 2006.  Total average deposits for the second quarter of 2007 slightly rose 3% to $7.17 billion, compared to $7.00 billion for the same quarter in 2006.  We anticipate deposit balances to remain stable for the remainder of 2007.

Net interest income increased 8% to $98.9 million during the quarter ended June 30, 2007, compared with $91.6 million during the same quarter in 2006.  The increase in net interest income is predominantly due to growth in loans and investment securities compounded by increases in interest rates by the Federal Reserve during the prior year.  These factors were partially offset by increases in both the volume and rates paid for money market accounts and time deposits greater than or equal to $100,000, as well as growth in the volume of both short-term and long-term borrowings and higher rates paid on FHLB advances.  Although our net interest margin decreased 11 basis points to 3.97% during the second quarter of 2007, compared with 4.08% during the same period in 2006, it represents a slight improvement from the first quarter 2007 margin of 3.95%.  Relative to the second quarter of 2006, our margin during the quarter ended June 30, 2007 was adversely impacted by continued competition in loan and deposit pricing as well as the flat to inverted yield curve throughout 2006 and 2007.  The 2 basis point increase in our second quarter of 2007 margin, relative to the first quarter of 2007, was driven by the replacement of lower yielding investment securities with higher yielding mortgage-backed securities resulting from our on-balance sheet securitizations.  Assuming a stable interest rate environment during 2007, we anticipate the net interest margin for the full year of 2007 to be in the range of 3.95% to 4.00%.

Total noninterest income increased 33% to $10.8 million during the second quarter of 2007, compared with $8.1 million for the corresponding quarter in 2006.  This increase is attributable to higher branch-related fee income, higher net gain on sales of investment securities, higher mortgage servicing fees resulting from increased loan securitization activity, and higher other operating income.  For the full year of 2007, we anticipate our core noninterest income to be comparable to that of the prior year.

As a result of our continuing growth, total noninterest expense increased 12% to $43.3 million during the second quarter of 2007, compared with $38.5 million for the same period in 2006.  This increase is primarily driven by a 30% increase in compensation and employee benefits and a 13% increase in occupancy and equipment expenses.  The increases in compensation and occupancy expenses can be attributed primarily to the increase in operational and administrative personnel and the opening of new branch locations and administrative offices to accommodate our continued growth.  Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, increased to 36.91% during the second quarter of 2007 compared with 35.30% for the same period in 2006.  Our management will continue to carefully monitor expenditures and, as such, we anticipate operating expenses to increase by only 8% to 9% for the full year of 2007.  We anticipate our efficiency ratio to be approximately 37% for the full year of 2007.

Because of the strength of our credit quality, we continue to experience low levels of nonperforming assets and insignificant or no losses in several segments of our loan portfolio.  Total nonperforming assets amounted to $24.4 million, or 0.23% of total assets at June 30, 2007, compared with $19.9 million, or 0.18% of total assets, at December 31, 2006.  The allowance for loan losses totaled $77.3 million at June 30, 2007, or 0.96% of outstanding total loans.  Net chargeoffs totaled $576 thousand during the second quarter of 2007, representing an annualized 0.03% of average loans for the quarter.  This compares with $305 thousand in net chargeoffs, or an annualized 0.02% of average loans, during the same quarter in 2006.  We anticipate our overall asset quality to remain sound throughout the remainder of 2007.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 9.77%, a total risk-based capital ratio of 11.20%, and a Tier 1 leverage ratio of 8.89% at June 30, 2007.

Results of Operations

We reported second quarter 2007 net income of $40.5 million, or $0.67 per basic share and $0.66 per diluted share, compared with $36.6 million, or $0.61 per basic share and $0.59 per diluted share, reported during the second quarter of 2006.  The 10% increase in net income is primarily attributable to higher net interest income, higher noninterest-related revenues, and a lower provision for loan losses, partially offset by higher operating expenses and a higher provision for income taxes.  Our annualized return on average total assets decreased slightly to 1.52% for the quarter ended June 30, 2007, from 1.53% for the same period in 2006.  The annualized return on average stockholders’ equity decreased marginally to 15.53% for the second quarter of 2007, compared with 15.98% for the second quarter of 2006.

Net income for the six months ended June 30, 2007 increased 20% to $82.6 million, or $1.36 per basic share and $1.34 per diluted share, compared with $68.7 million, or $1.17 per basic share and $1.15 per diluted share, reported during the same period in 2006.  The increase in net income for the first six months of 2007 is largely attributable to higher net interest income and noninterest income and lower provision for loan losses, partially offset by higher operating expenses and higher provision for income taxes.  Our annualized return on average total assets increased slightly to 1.54% for the six months ended June 30, 2007, compared to 1.51% for the same period in 2006.  For the first half of 2007, the annualized return on average stockholders’ equity decreased to 16.00% from 16.31% for the same period in 2006 as a result of additional shares issued in connection with the Standard Bank acquisition in March 2006.

Components of Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)		(In millions)
Net interest income	$98.9	$91.6	$197.5	$174.7
Provision for loan losses	—	(1.3)	—	(4.7)
Noninterest income	10.8	8.1	23.3	17.0
Noninterest expense	(43.2)	(38.5)	(85.6)	(75.3)
Provision for income taxes	(26.0)	(23.3)	(52.6)	(43.0)
Net income	$40.5	$36.6	$82.6	$68.7

Annualized return on average total assets	1.52%	1.53%	1.54%	1.51%
Annualized return on average stockholders’ equity	15.53%	15.98%	16.00%	16.31%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.  Net interest income for the second quarter of 2007 totaled $98.9 million, an 8% increase over net interest income of $91.6 million for the same period in 2006.  For the first half of 2007, net interest income increased 13% to $197.5 million, compared to $174.7 million for the first half of 2006.

Total interest and dividend income during the quarter ended June 30, 2007 increased 18% to $187.2 million, compared with $159.2 million during the same period in 2006.  Correspondingly, year-to-date interest and dividend income increased 26% to $373.4 million, compared with $296.6 million during the same period in 2006.  The increase in interest and dividend income during the second quarter and first half of 2007 is attributable primarily to an 11% and 18% growth in average earning assets, respectively, predominantly in loans and investment securities.  Average loans grew 5% to $8.10 billion for the second quarter of 2007, compared with $7.72 billion for the same period a year ago.  Similarly, average loans grew 10% to $8.14 billion during the first half of 2007, from $7.40 billion during the same period in 2006 due to continued strong loan demand.  Average investment securities rose 47% to $1.63 billion during the quarter ended June 30, 2007, compared with $1.11 billion during the same quarter in 2006.  Similarly, average investment securities rose 68% to $1.64 billion during the first half of 2007, compared with $976.0 million during the same period in 2006.  The increase in average investment securities was primarily due to increased loan securitization activity since the second quarter of 2006.  Higher yields on loans and investment securities further contributed to the increase in interest and dividend income.

Total interest expense during the second quarter of 2007 increased 31% to $88.3 million, compared with $67.6 million for the same period a year ago.  Similarly, year-to-date interest expense through June 30, 2007 increased 44% to $175.9 million, compared with $121.9 million for the same period a year ago.  The increase in interest expense for both the second quarter and first half of 2007 can be attributed to the growth in average interest-bearing liabilities, predominantly time deposits greater than or equal to $100,000, FHLB advances and repurchase agreements, as well as higher rates paid on almost all categories of interest-bearing liabilities, reflecting the current interest rate environment and sustained pricing competition in the deposit market.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 11 basis points to 3.97% during the second quarter of 2007, compared with 4.08% during the second quarter of 2006.  For the first six months of 2007, the net interest margin decreased 17 basis points to 3.96%, from 4.13% for the corresponding period in the prior year.  The overall yield on earning assets increased 42 basis points to 7.51% in the second quarter of 2007, from 7.09% in the second quarter of 2006.  Similarly, the overall yield on earning assets for the first half of 2007 increased 49 basis points to 7.49%, compared with 7.00% for the same period last year.  The increase in overall yields on earning assets for both periods can be attributed to several consecutive Federal Reserve interest rate increases during the prior year.

Our funding cost on interest-bearing liabilities increased by 58 basis points to 4.31% for the three months ended June 30, 2007, compared to 3.73% for the corresponding period in 2006.  Likewise, our funding cost on interest-bearing liabilities for the six months ended June 30, 2007 increased 72 basis points to 4.28%, from 3.56% in the prior year period.  The combined impact of the current interest rate environment and continued competition in the deposit market were the primary drivers of our increased cost of funds during both the second quarter and first half of 2007.  To help fund our organic loan growth during the second quarter and first half of 2007, we increased our reliance on time deposits, other borrowings and long-term debt, further contributing to the overall increase in our cost of funds for both periods.

We also relied on noninterest-bearing demand deposits as a funding source.  Average total noninterest-bearing deposits slightly decreased to $1.27 billion during the second quarter of 2007, compared with $1.28 billion during the same period in 2006.  For the first half of 2007, average total noninterest-bearing demand deposits increased 2% to $1.25 billion, compared to $1.23 billion for the corresponding period in 2006.  Our overall cost of funds, which takes into account our portfolio of noninterest-bearing demand deposits, increased 57 basis points to 3.74% during the quarter ended June 30, 2007, compared to 3.17% for the same period last year.  For the six months ended June 30, 2007, our overall cost of funds also increased 70 basis points to 3.72% from 3.02% for the same period in 2006.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate(1)	Volume	Interest	Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,151	$117	6.56%	$8,457	$113	5.36%
Securities purchased under resale agreements	195,055	3,943	8.11%	100,000	1,896	7.60%
Investment securities available-for-sale(2)(3)(4)	1,634,791	23,534	5.77%	1,112,309	12,972	4.68%
Loans receivable(2)(5)	8,097,386	158,844	7.87%	7,723,615	143,426	7.45%
FHLB and FRB stock	74,967	940	5.03%	61,510	864	5.63%
Total interest-earning assets	10,009,350	187,378	7.51%	9,005,891	159,271	7.09%

Noninterest-earning assets:
Cash and due from banks	143,474			129,338
Allowance for loan losses	(76,102)			(75,980)
Other assets	577,056			524,479
Total assets	$10,653,778			$9,583,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$407,669	$1,617	1.59%	$425,440	$1,376	1.30%
Money market accounts	1,328,806	13,982	4.22%	1,228,093	11,085	3.62%
Savings deposits	350,208	589	0.67%	429,311	865	0.81%
Time deposits less than $100,000	975,979	9,330	3.83%	1,155,660	10,523	3.65%
Time deposits $100,000 or greater	2,846,255	35,606	5.02%	2,474,445	26,090	4.23%
Fed funds purchased	139,755	1,878	5.39%	97,314	1,208	4.98%
FHLB advances	982,837	12,514	5.11%	756,206	8,199	4.35%
Securities sold under repurchase agreements	975,000	9,018	3.71%	527,198	5,005	3.81%
Long-term debt	204,642	3,751	7.35%	184,023	3,253	7.09%
Total interest-bearing liabilities	8,211,151	88,285	4.31%	7,277,690	67,604	3.73%

Noninterest-bearing liabilities:
Demand deposits	1,265,108			1,282,553
Other liabilities	134,507			106,342
Stockholders’ equity	1,043,012			917,143
Total liabilities and stockholders’ equity	$10,653,778			$9,583,728
Interest rate spread			3.20%			3.36%
Net interest income and net margin(5)		$99,093	3.97%		$91,667	4.08%

(1)             Annualized.

(2)             Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(102) thousand and $118 thousand, respectively, for the three months ended June 30, 2007, and $477 thousand and $234 thousand, respectively, for the three months ended June 30, 2006.  Also includes the amortization of deferred loan fees totaling $1.4 and $1.9 million for the three months ended June 30, 2007 and 2006, respectively.

(3)             Average balances exclude unrealized gains or losses on available-for-sale securities.

(4)             Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(5)             Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate(1)	Volume	Interest	Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,429	$217	5.89%	$9,659	$236	4.93%
Securities purchased under resale agreements	195,313	7,729	7.98%	89,503	3,243	7.31%
Investment securities available-for-sale(2)(3)(4)	1,641,974	46,478	5.71%	975,973	22,207	4.59%
Loans receivable(2)(5)	8,137,161	317,007	7.86%	7,402,991	269,297	7.34%
FHLB and FRB stock	80,677	2,168	5.42%	60,811	1,610	5.34%
Total interest-earning assets	10,062,554	373,599	7.49%	8,538,937	296,593	7.00%

Noninterest-earning assets:
Cash and due from banks	145,483			135,859
Allowance for loan losses	(77,140)			(73,220)
Other assets	575,214			476,929
Total assets	$10,706,111			$9,078,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$411,692	$3,339	1.64%	$431,926	$2,702	1.26%
Money market accounts	1,322,191	27,557	4.20%	1,128,207	18,919	3.38%
Savings deposits	357,360	1,213	0.68%	383,574	1,202	0.63%
Time deposits less than $100,000	983,705	18,881	3.87%	1,075,175	18,507	3.47%
Time deposits $100,000 or greater	2,803,930	69,096	4.97%	2,354,358	47,498	4.07%
Fed funds purchased	143,947	3,848	5.39%	99,651	2,327	4.71%
FHLB advances	1,087,453	27,380	5.08%	826,130	16,907	4.13%
Securities sold under repurchase agreements	975,000	17,412	3.60%	426,657	7,882	3.73%
Long-term debt	194,617	7,133	7.39%	171,208	5,914	6.97%
Total interest-bearing liabilities	8,279,895	175,859	4.28%	6,896,886	121,858	3.56%

Noninterest-bearing liabilities:
Demand deposits	1,254,959			1,230,939
Other liabilities	138,845			108,266
Stockholders’ equity	1,032,412			842,414
Total liabilities and stockholders’ equity	$10,706,111			$9,078,505
Interest rate spread			3.21%			3.44%
Net interest income and net margin(5)		$197,740	3.96%		$174,735	4.13%

(1) Annualized.

(2) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(949)

     thousand and $144 thousand, respectively, for the six months ended June 30, 2007, and $ 1.0 million and $540 thousand,

     respectively, for the six months ended June 30, 2006.  Also includes the amortization of deferred loan fees totaling

     $2.8 and $3.6 million for the six months ended June 30, 2007 and 2006, respectively.

(3) Average balances exclude unrealized gains or losses on available-for-sale securities.

(4) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(5) Average balances include nonperforming loans.

Analysis of Changes in Net Interest Income

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 vs. 2006			2007 vs. 2006
	Total	Changes Due to		Total	Changes Due to
	Change	Volume(1)	Rates(1)	Change	Volume(1)	Rates(1)
INTEREST-EARNING ASSETS:
Short-term investments	$4	$(19)	$22	$(19)	$(60)	$40
Securities purchased under resale agreements	2,047	1,914	133	4,486	4,162	324
Investment securities available-for-sale(2)	10,562	7,183	3,379	24,271	17,944	6,327
Loans receivable	15,418	7,122	8,296	47,710	27,811	19,899
FHLB and FRB stock	76	344	(268)	558	407	151
Total interest and divident income	28,107	16,544	11,562	77,006	50,264	26,741

INTEREST-BEARING LIABILITIES:
Checking accounts	241	(60)	301	637	(132)	769
Money market accounts	2,897	959	1,938	8,638	3,580	5,058
Savings deposits	(276)	(145)	(131)	11	(85)	96
Time deposits less than $100,000	(1,193)	(1,698)	505	374	(1,651)	2,025
Time deposits $100,000 or greater	9,516	4,246	5,270	21,598	10,000	11,598
Federal funds purchased	670	563	107	1,521	1,147	374
FHLB advances	4,315	2,728	1,587	10,473	6,061	4,412
Securities sold under repurchase agreements	4,013	4,145	(132)	9,530	9,801	(271)
Long-term debt	498	375	123	1,219	843	376
Total interest expense	20,681	11,113	9,568	54,001	29,564	24,437
CHANGE IN NET INTEREST INCOME	$7,426	$5,431	$1,994	$23,005	$20,700	$2,304

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

We did not record provisions for loan losses during the first half of 2007.  This compares with $1.3 million and $4.7 million in loan loss provisions recorded during the second quarter of 2006 and first half of 2006, respectively.  We continue to experience historically low levels of nonperforming assets and incur minimal or no losses in several loan categories.  Furthermore, our strategy of consistently securitizing loans to reduce overall credit risk has further reduced the necessity to record additional loss provisions during the first half of 2007.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Branch fees	$3.40	$2.89	$6.83	$5.43
Letters of credit fees and commissions	2.63	2.16	4.99	4.33
Ancillary loan fees	1.49	1.13	2.77	1.91
Net gain on sales of investment securities available-for-sale	0.92	0.14	2.45	1.86
Income from life insurance policies	1.06	0.92	2.03	1.81
Other operating income	0.90	0.69	1.56	1.17
Net gain on sale of other real estate owned	—	—	1.34	0.09
Income from secondary market activities	0.09	0.19	1.02	0.37
Net gain on disposal of fixed assets	0.31	—	0.31	—
Total	$10.80	$8.12	$23.30	$16.97

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

Noninterest income increased 33% to $10.8 million during the three months ended June 30, 2007 from $8.1 million for the same quarter in 2006.  For the first half of 2007, noninterest income increased 37% to $23.3 million, compared to $17.0 million for the first half of 2006.  The increase in noninterest income for both the second quarter and first half of 2007 can be attributed primarily to higher branch fees, higher letters of credit fees and commissions, higher ancillary loan fees, and higher net gain on sales of investment securities.  Included in noninterest income during the first half of 2007 was a $1.3 million gain from the sale of an industrial OREO property located in Northern California.  No such gains were recorded during the second quarter of 2007.

Branch fees, which represent revenues derived from branch operations, increased 18% to $3.4 million in the second quarter of 2007 from $2.9 million for the same quarter in 2006.  Similarly, branch fee income for the first six months of 2007 increased 26% to $6.8 million, compared to $5.4 million in the prior year period.  The increase in branch-related fees for both periods can be attributed primarily to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 22% to $2.6 million in the second quarter of 2007, from $2.2 million for the corresponding quarter in 2006.  For the first half of 2007, letters of credit fees and commission increased 15% to $5.0 million, compared with $4.3 million for the first half of 2006.  The increase in letters of credit fees and commissions for both periods is primarily due to the higher revenues resulting from the growth in the volume of standby letters of credit during 2007 relative to the prior year.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income.  Ancillary loan fees increased 32% to $1.5 million during the second quarter of 2007, compared to $1.1 million recorded during the same period in 2006.  For the first half of 2007, ancillary loan fees increased 45% to $2.8 million, compared to $1.9 million for the first half of 2006.  The increase in ancillary loan fees for both periods is primarily due to a rise in servicing income received related to securitized loans.  We have securitized $1.51 billion in single family and multifamily residential real estate loans since the second quarter of 2006.

Net gain on sales of investment securities available-for-sale increased to $918 thousand during the second quarter of 2007, compared to $145 thousand during the same quarter in 2006.  During the first six months of 2007, net gain on sales of available-for-sale securities grew 31% to $2.4 million, from $1.9 million during the same period in 2006.   Sales of investment securities during the second quarter and first half of 2007 provided additional liquidity to sustain the increase in our loan production activity replacing lower yields on investment securities with higher yields on loans.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, increased 31% to $904 thousand during the second quarter of 2007, from $689 thousand recorded during the same quarter of 2006.  For the first six months of 2007, other noninterest income increased 33% to $1.6 million, compared to $1.2 million for the first six months of 2006.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)		(In millions)
Compensation and employee benefits	$20.65	$15.83	$41.43	$32.00
Occupancy and equipment expense	6.05	5.34	11.93	10.12
Deposit-related expenses	1.86	2.64	3.55	4.65
Amortization of premiums on deposits acquired	1.53	1.85	3.06	3.62
Amortization of investments in affordable housing partnerships	1.24	1.46	2.50	2.73
Data processing	1.07	1.03	2.05	1.79
Deposit insurance premiums and regulatory assessments	0.32	0.37	0.67	0.68
Other operating expenses	10.54	10.01	20.39	19.73
Total	$43.26	$38.53	$85.58	$75.32

Efficiency Ratio(1)	37%	35%	36%	36%

(1)  Represents noninterest expense (excluding the amortization of intangibles and investments in afffordable housing partnerships)

       divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 12% to $43.3 million during the second quarter of 2007, from $38.5 million for the same quarter in 2006.  For the first half of 2007, noninterest expense increased 14% to $85.6 million, compared with $75.3 million during the same period in 2006.

Compensation and employee benefits increased 30% to $20.6 million during the second quarter of 2007, compared to $15.8 million for the same quarter in 2006.  For the first half of 2007, compensation and employee benefits increased 29% to $41.4 million, compared with $32.0 million for the first half of 2006.  The increase in compensation and employee benefits expense for both periods are primarily due to the addition of personnel throughout the year to support the Bank’s continued growth as well as the impact of annual salary adjustments and related cost increases for existing employees.  Increased staffing levels resulting from the acquisition of Standard Bank in March 2006 further contributed to higher compensation expense for the six months ended June 30, 2007, relative to the same period in 2006.  We anticipate compensation and employee benefit expenses to increase during the second half of 2007 as a result of the upcoming acquisition of DCB in August 2007.

Occupancy and equipment expenses increased 13% to $6.0 million during the second quarter of 2007, compared with $5.3 million during the same period in 2006.  For the first half of 2007, occupancy and equipment expenses totaled $11.9 million, an 18% increase from the $10.1 million incurred during the first half of 2006.  The increase in occupancy expenses for both periods can be attributed to several new leases that we entered into during the past year.  Due to our continuing growth and expansion, we entered into several new leases during 2006 and 2007 related primarily to new branch locations, including the Hong Kong branch, as well as additional administrative locations.  The increase in occupancy and equipment expenses for the first half of 2007 can also be attributed to the six branch locations acquired from Standard Bank in March 2006.  Similar to compensation and employee benefits, we anticipate occupancy and equipment expenses to increase during the second half of 2007 as a result of the upcoming merger with DCB in August 2007.

Deposit-related expenses decreased 30% to $1.9 million during the second quarter of 2007, compared to $2.6 million for the same quarter last year.  For the first half 2007, deposit-related expenses decreased 24% to $3.5 million, from $4.7 million for the first half of 2006.  Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through subsequent account analysis charges to individual customer accounts.  The decrease in deposit-related expenses can be correlated to the decline in the volume of title and escrow deposit balances during the second quarter and first half of 2007 relative to the same periods in 2006.  This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees.  Other operating expenses totaling $10.6 million for the second quarter of 2007 increased slightly from the $10.0 million in other operating expenses recorded during the same period in 2006.  Similarly, other operating expenses increased 3% to $20.4 million for the first half of 2007, from $19.7 million for the same period in 2006.  The increase in other operating expenses can be attributed to the overall growth of the Bank.

Our efficiency ratio increased to 36.91% for the second quarter of 2007, compared with 35.30% for the corresponding quarter in 2006.  For the first half of 2007, the efficiency ratio increased slightly to 36.24% compared with 35.99% for the same period in 2006.  Despite our continued expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments.

Provision for Income Taxes

The provision for income taxes increased 12% to $26.0 million for the second quarter of 2007, compared with $23.2 million for the same quarter in 2006.  For the first half of 2007, the provision for taxes totaled $52.7 million, a 23% increase from the $43.0 million income tax expense recorded for the same period a year ago.  The increase in the provision for income taxes is primarily attributable to an 11% and 21% increase in pretax earnings during the second quarter and first half of 2007, respectively.  The provision for income taxes for the second quarter of 2007 also reflects the utilization of affordable housing tax credits totaling $1.3 million, compared to $1.2 million utilized during the second quarter of 2006.  The second quarter of 2007 provision reflects an effective tax rate of 39.1%, compared with 38.8% for the corresponding period in 2006.  For the first six months of 2007, the effective tax rate of 38.9% reflects tax credits of $2.5 million, compared with an effective tax rate of 38.5% for the first half 2006 reflecting tax credits of $2.3 million.

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

The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  We continue to pursue these refund claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies.  We have considered this claim in our evaluation of uncertain tax positions in accordance with the provisions of FIN 48.  Pursuant to the adoption of FIN 48 on January 1, 2007, we recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that we had taken with respect to the tax treatment of RICs.  There has been no significant change to this amount during the quarter and six months ended June 30, 2007.  See Notes 7 and 9 to the condensed consolidated financial statements presented elsewhere herein.

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

Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results.  Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies.  No changes in management structure or reporting methodologies have occurred during the three and six months ended June 30, 2007 that warrant a restatement of the segment results for the comparable periods in 2006.  For more information about our segments, including information about the underlying accounting and reporting process, please see Note 10 to the condensed consolidated financial statements presented elsewhere herein.

Retail Banking

The retail banking segment’s pre-tax income for the second quarter of 2007 decreased 9% to $28.9 million, from $31.7 million for the same period in 2006.  For the six months ended June 30, 2007, pre-tax income for the retail banking segment increased 6% to $60.7 million, from $57.4 million for the same period in 2006.  The decrease in pre-tax income for the retail banking segment during the second quarter of 2007 is largely attributable to the 6% decrease in net interest income to $ 47.7 million, from $50.6 million for the corresponding quarter in 2006.  The decrease in net interest income is primarily due to higher rates paid on jumbo time deposits (i.e. time deposits greater than or equal to $100,000) and money market accounts resulting from heightened market competition.  For the first six months of 2007, the increase in pre-tax income for the retail banking segment is due to a 24% increase in noninterest income partially offset by a 6% percent increase in noninterest expense.  Net interest income for the retail banking segment for the six months ended June 30, 2007 remained flat relative to the same period in 2006.

Noninterest income for this segment increased 12%, to $7.2 million during the second quarter of 2007, from $6.4 million recorded during the same period in 2006.  For the first half of 2007, noninterest income for the retail banking segment increased 24%, to $14.3 million, compared to $11.5 million for the same period in 2006.  The increase in noninterest income for both periods is primarily due to fee income growth from loan origination and deposit gathering activities, as well as higher fees earned from alternative investment product offerings at the branches.

Noninterest expense for this segment increased marginally to $22.4 million during the second quarter of 2007, compared with $22.3 million recorded during the same period in 2006.  For the first half of 2007, noninterest expense increased 6% to $44.7 million, from $42.2 million for same period in 2006.  The increase in noninterest expense is primarily due to higher compensation and employee benefits, occupancy expenses and other operating expenses, partially offset by a decrease in commercial deposit-related expenses.  The increase in compensation and employee benefits can be attributed to higher staffing levels due to the addition of relationship officers and operational personnel throughout the past year.  Additionally, the acquisition of Standard Bank in March 2006 also contributed to higher compensation expense during the first half of 2007 relative to the same period in 2006.  Higher occupancy expenses are due primarily to increased expenses associated with several leases entered into during 2006 and 2007 related to new branch locations.  Moreover, the six additional branch locations acquired from Standard Bank in March 2006 further contributed to the increase in occupancy expense during the six months ended June 30, 2007, compared to the corresponding period in 2006.  The increase in other operating expenses can be attributed predominantly to the overall growth in this segment arising from organic growth as well as recent acquisitions.  The decrease in commercial deposit-related expenses can be correlated to lower title and escrow deposit balances during the second quarter and first half of 2007 relative to the same periods in 2006.  Title and escrow deposits have been impacted by the current conditions in the housing market which is experiencing an overall slowing both in production and sale.

Commercial Lending

The commercial lending segment’s pre-tax income increased 13% to $27.0 million during the second quarter of 2007, compared with $23.9 million for the same period in 2006.  For the first six months of 2007, pre-tax income for the commercial lending segment increased 16% to $53.0 million, from $45.7 million for the same period in 2006.  The primary driver of the increase in pre-tax income for both periods is growth in net interest income.  Net interest income increased 15% to $30.7 million during the second quarter of 2007, and 15% to $60.1 million for the first half of 2007.  The increase in net interest income for both periods is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products.  Specifically, the average aggregate balance of all commercial loan categories grew 39% and 38% during the second quarter and first six months of 2007, respectively, relative to the same periods in 2006.

Noninterest income for this segment increased 8% to $7.6 million during the second quarter of 2007, compared with $7.0 million recorded in the same quarter of 2006.  For the first half of 2007, noninterest income increased 18% to $16.2, from $13.8 million for the same period in 2006.  The increase in noninterest income for both periods can be attributed primarily to higher letters of credit fees and commissions as well as higher ancillary loan fees resulting from the growth in loan origination volume.  Higher gains on sales of SBA and other commercial real estate loans further contributed to the increase in noninterest income for this segment during the first six months of 2007, relative to the same period in 2006.

Noninterest expense for this segment increased 25% to $10.0 million during the second quarter of 2007, from $8.0 million during the same quarter last year.  For the first half of 2007, noninterest expense for this segment increased 18%, to $16.2 million, from $13.8 million for the same period in 2006.  The increase in noninterest expense for both periods is predominantly due to higher compensation and employee benefits resulting from the addition of relationship officers and operational personnel to support the continuing growth of the Company.

Treasury

The treasury segment’s pre-tax income increased 132% to $16.9 million during the second quarter of 2007, compared to $7.3 million for the same quarter in 2006.  For the first six months of 2007, pre-tax income for the treasury segment increased 116% to $34.2 million, from $15.9 million for the same period in 2006.  The increase in pre-tax income for both periods is due to higher net interest income.  Specifically, net interest income for this segment increased 178% to $15.9 million during the second quarter of 2007, from $5.7 million during the same quarter in 2006.  For the first six months of 2007, net interest income increased 160% to $31.7 million, compared with $12.2 million for the first half of 2006.  The increase in net interest income for both the second quarter and first half of 2007 is largely due to higher net interest earned on investment securities relative to the interest expense paid on brokered deposits, borrowings and long-term debt.

Noninterest income for this segment increased to $946 thousand during the second quarter of 2007, compared to $144 thousand for the same period in 2006.  For the first half of 2007, noninterest income increased 33% to $2.5 million, compared with $1.9 million for the same period in 2006.  The increase in noninterest income for both periods in 2007 can be attributed almost entirely to higher net gains on sales of investment securities relative to the same periods in 2006.

Noninterest expense for this segment decreased 5% to $308 thousand during the second quarter of 2007, from $334 thousand during the same quarter in 2006.  For the first six months of 2007, noninterest expense for this segment increased 20% to $781 thousand, from $653 thousand during the same period in 2006.  The decrease in noninterest expense during the second quarter of 2007 is primarily due to lower compensation expense resulting from personnel changes.  For the first half of 2007, the increase in noninterest expense is primarily due to higher compensation expense.

Residential Lending

The residential lending segment’s pre-tax income decreased 11% to $2.2 million during the second quarter of 2007, from $2.5 million during the same quarter in 2006.  For the first half of 2007, pre-tax income for this segment increased 12% to $5.5 million, from $4.9 million for the same period in 2006.  The decrease in pre-tax income for this segment during the second quarter of 2007 was primarily due to 6% decline in net interest income and a 45% decrease in noninterest income, partially offset by a 13% decrease in noninterest expense.

Noninterest income for this segment decreased 45% to $656 thousand during the second quarter of 2007, compared to $1.2 million recorded during the second quarter of 2006.  For the first six months of 2007, noninterest income for this segment decreased 36% to $1.2 million, compared to $1.9 million earned during the first half of 2006.  The net decrease in noninterest income during both periods is primarily due to lower fees collected on single family and multifamily loan products resulting from competitive market pressures.

Noninterest expense for this segment declined 13% to $1.2 million during the three months ended June 30, 2007, from $1.4 million during the same period in 2006.  For the first six months of 2007, noninterest expense declined 14% to $2.4 million, from $2.8 million for the first half of 2006.  The decrease in noninterest expense for both periods is due to lower compensation and employee benefits and other operating expenses.  These expenses were partially offset by higher occupancy expenses due to the relocation of the residential lending unit during the third quarter of 2006.

Balance Sheet Analysis

Our total assets slightly increased to $10.83 billion at June 30, 2007 from $10.82 billion at December 31, 2006.  The increase is comprised predominantly of growth in available-for-sale securities of $137.8 million and securities purchased under resale agreements of $100.0 million, partially offset by a decrease in net loans receivable of $233.0 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements with terms that range from one day to several years.  Total resale agreements increased to $200.0 million as of June 30, 2007, compared with $100.0 million as of December 31, 2006, all of which are long-term agreements.  The increase is due to a $100.0 million resale agreement that we entered into during January 2007.  This agreement has a term of ten years with an interest rate that is fixed at 8.00% for the first two years and thereafter becomes floating rate subject to a switch condition if the three-month Libor rate falls below 5.00%.  If the three-month Libor rate falls below 5.00% after two years, the quarterly floating rate will be based on a specified interest rate.  If the three-month Libor rate does not fall below 5.00% after the first two years, the interest rate on this resale agreement will continue to be fixed at 8.00% until the switch condition becomes applicable.  Once the switch condition applies, the quarterly floating rate calculation basis will apply for the remainder of the term.  The counterparty has the right to a quarterly call after the first two years.  The collateral for this resale agreement consists of mortgage-backed securities and debt securities held in safekeeping by a third party custodian.

On May 17, 2007, the Company entered into a new long-term resale agreement totaling $50.0 million.  The resale agreement has a term of fifteen years with an interest rate that is fixed at 10.00% for the first two years and thereafter is subject to a quarterly floating rate calculation basis for the remainder of the term.  The counterparty has the right to a quarterly call after the first two years.  The collateral for this resale agreement consists of U.S. government sponsored enterprise mortgage-backed securities and debt securities held in safekeeping by a third party custodian.  This resale agreement replaced a security in the amount of $50 million that was called during the second quarter of 2007.

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

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 8% to $1.78 billion as of June 30, 2007, compared with $1.65 billion at December 31, 2006.  Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $773.5 million and $207.0 million, respectively, during the six months ended June 30, 2007.  Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $394.8 million as well as funding a portion of loan originations made during the first half of 2007.  We recorded net gains totaling $918 thousand on sales of available-for-sale securities during the second quarter of 2007, compared with $145 thousand during the same quarter last year.  For the first half of 2007, we recorded net gains totaling $2.4 million, compared with $1.9 million during the first half of 2006.

We perform regular impairment analyses on the investment securities available-for-sale portfolio.  If we determine that a decline in fair value is other-than-temporary, an impairment writedown is recognized in current earnings.  Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent on holding the securities until the fair values recover.  All 19 individual securities that have been in a continuous unrealized loss position for twelve months as of June 30, 2007 had investment grade ratings upon purchase.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2007.  These unrealized losses are primarily attributable to changes in interest rates and individually were less than 3% of their respective amortized cost basis.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  However, we have the ability and the intention to hold these securities until their fair values recover to cost.  Because the Company has the ability and the intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of June 30, 2007 and December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of June 30, 2007
U.S. Treasury securities	$2,477	$1	$—	$2,478
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	425,151	4	(7,256)	417,899
U.S. Government sponsored enterprise mortgage-backed securities	400,724	2,824	(2,774)	400,774
Other mortgage-backed securities	802,579	—	(7,938)	794,641
Corporate debt securities	105,191	437	(524)	105,104
U.S. Government sponsored enterprise equity securities	33,419	81	(1,644)	31,856
Residual securities	27,810	1,889	—	29,699
Other securities	2,419	—	—	2,419
Total investment securities available-for-sale	$1,799,770	$5,236	$(20,136)	$1,784,870

As of December 31, 2006
U.S. Treasury securities	$2,476	$1	$—	$2,477
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	792,424	2	(2,174)	790,252
U.S. Government sponsored enterprise mortgage-backed securities	258,782	2,781	(1,425)	260,138
Other mortgage-backed securities	494,248	—	(16,477)	477,771
Corporate debt securities	98,003	177	(299)	97,881
U.S. Government sponsored enterprise equity securities	4,648	—	(27)	4,621
Residual securities	12,924	1,032	(16)	13,940
Total investment securities available-for-sale	$1,663,505	$3,993	$(20,418)	$1,647,080

During the second quarter of 2007, we completed two guaranteed mortgage securitization transactions involving both single family and multifamily loans through Fannie Mae.  We recorded mortgage servicing assets in conjunction with these securitization transactions as the Bank continues to service the underlying loans.  On April 27, 2007, we securitized $96.4 million in single family loans which resulted in $811 thousand in mortgage servicing assets.  On June 28, 2007, we securitized another $229.7 million in multifamily loans resulting in $2.3 million in mortgage servicing assets.  The resulting securities were retained in our available-for-sale investment portfolio.  In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, both securitization transactions were accounted for as neither sales nor financings with no gains or losses recorded to operations.  As previously mentioned, we plan to securitize additional single family and multifamily loans in the foreseeable future as part of our ongoing strategy to reduce our overall credit risk, enhance our liquidity, and manage our capital.

We retain residual interests in securitized mortgage loans in connection with our securitization activities.  The fair value of residual interests is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans.  Fair value is estimated based on a discounted cash flow analysis.  These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities.  At June 30, 2007, the fair values of the residual interests totaled $29.7 million based on a weighted average projected prepayment rate of 20%, a weighted average annual expected credit loss rate of 0.06%, and a weighted average discount rate of 11%.  As of December 31, 2006, the fair values of residual interests totaled $13.9 million based on a weighted average projected prepayment rate of 26%, a weighted average annual expected credit loss rate of 0.16%, and a weighted average discount rate of 11%.

As a result of our periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), we recorded $638 thousand in impairment charges on residual securities from our over collateralization bonds at June 30, 2007.  There were no impairment charges recorded on residual interests at December 31, 2006.

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Total gross loans decreased $235.1 million, or 3%, to $8.03 billion at June 30, 2007, relative to December 31, 2006.  Excluding the impact of $721.8 million in total on-balance sheet single family and multifamily loan securitizations, organic loan growth was $486.7 million for the first half of 2007, representing an increase of 6% (or 12% annualized).

Excluding the impact of loan securitizations, the growth in loans is comprised of net increases in single family loans of $49.6 million or 14%, multifamily loans of $285 thousand or less than 1%, commercial real estate loans of $44.5 million or 1%, construction loans of $203.8 million or 18%, commercial loans of $106.4 million or 11%, and trade finance loans of $96.9 million or 36%.  These increases are partially offset by a net decrease in consumer loans of $14.8 million or 9%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$318,669	4.0%	$365,407	4.4%
Residential, multifamily	959,531	11.9%	1,584,674	19.2%
Commercial and industrial real estate	3,811,171	47.5%	3,766,634	45.6%
Construction	1,358,095	16.9%	1,154,339	14.0%
Total real estate loans	6,447,466	80.3%	6,871,054	83.2%

Other loans:
Commercial business	1,066,751	13.3%	960,375	11.6%
Trade finance	368,694	4.6%	271,795	3.3%
Automobile	8,297	0.1%	9,481	0.1%
Other consumer	138,903	1.7%	152,527	1.8%
Total other loans	1,582,645	19.7%	1,394,178	16.8%
Total gross loans	8,030,111	100.0%	8,265,232	100.0%

Unearned fees, premiums and discounts, net	(3,652)		(4,859)
Allowance for loan losses	(77,280)		(78,201)
Loan receivable, net	$7,949,179		$8,182,172

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net.  Nonperforming assets totaled $24.4 million or 0.23 % of total assets at June 30, 2007, compared to $19.9 million or 0.18% of total assets at December 31, 2006.  Nonaccrual loans amounted to $23.7 million at June 30, 2007 and $17.1 million at December 31, 2006.  Loans totaling $18.8 million were placed on nonaccrual status during the second quarter of 2007.  These additions to nonaccrual loans were offset by $5.2 million in payoffs and principal paydowns, and $4.8 million in loans brought current.  Additions to nonaccrual loans during the second quarter of 2007 were comprised of $1.0 million in single family loans, $2.2 million in multifamily loans, $5.4 million in commercial real estate loans, $1.6 million in trade finance loans, $280 thousand in SBA loans, $950 thousand in commercial business loans, a $7.2 million construction loan, a $234 thousand home equity loan, and a $3 thousand automobile loan.

Loans that were past due 90 days or more were on nonaccrual status as of June 30, 2007 and December 31, 2006.

Restructured loans represent loans that have had their original terms modified.  There were no restructured loans as of June 30, 2007 and December 31, 2006.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had one OREO property at June 30, 2007 with a carrying value of $622 thousand, representing a 7-unit apartment building located in Oakland, California.  In comparison, we had one OREO property at December 31, 2006 with a carrying value of $2.8 million representing an industrial park property located in Sacramento, California held as collateral for a commercial real estate loan.  This property was sold during the first quarter of 2007 for a net gain on sale of $1.3 million.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Nonaccrual loans	$23,747	$17,101
Loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	23,747	17,101

Restructured loans	—	—
Other real estate owned, net	622	2,786
Total nonperforming assets	$24,369	$19,887

Total nonperforming assets to total assets	0.23%	0.18%
Allowance for loan losses to nonperforming loans	325.43%	457.29%
Nonperforming loans to total gross loans	0.30%	0.21%

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

At June 30, 2007, we classified $38.2 million of our loans as impaired, compared with $17.1 million at December 31, 2006.  Specific reserves on impaired loans amounted to $2.9 million at June 30, 2007.  In comparison, there were no specific reserves on impaired loans at December 31, 2006.  Our average recorded investment in impaired loans for the six months ended June 30, 2007 and 2006 were $38.2 million and $8.0 million, respectively.  During the six months ended June 30, 2007 and 2006, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.6 million and $332 thousand, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $748 thousand and $55 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio.  In addition to regular, quarterly reviews of the appropriateness of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is appropriate at June 30, 2007, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or net chargeoffs, respectively, during the period.  At June 30, 2007, the allowance for loan losses amounted to $77.3 million, or 0.96% of total loans, compared with $78.2 million, or 0.95% of total loans, at December 31, 2006, and $75.8 million, or 0.96% of total loans, at June 30, 2006.  Loss allowances required for unfunded loan commitments, off-balance sheet credit exposures related to our trade finance lending activities, and recourse provisions related to our securitization transactions, increased by $189 thousand at June 30, 2007, relative to year-end 2006.  The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $12.4 million at June 30, 2007, compared to $12.2 million at December 31, 2006.

Due to the continued strength of our credit quality and increased loan securitization activity, no additional loss provisions were warranted during the second quarter and first half of 2007.  This compares to $1.3 million and $4.7 million in loss provisions charged to operations during the second quarter and first half of 2006, respectively.  We continue to experience historically low levels of nonperforming assets and minimal or no losses in several loan categories.  During the second quarter of 2007, net loan chargeoffs amounted to $576 thousand, or an annualized 0.03% of average loans outstanding during the quarter.  This compares to net loan chargeoffs of $305 thousand, representing less than an annualized 0.02% of average loans outstanding for the corresponding quarter in 2006.  For the first six months of 2007, net loan chargeoffs totaled $732 thousand, or an annualized 0.02% of average loans outstanding during the period.  In comparison, net loan chargeoffs amounted to $259 thousand for the first half of 2006, representing an annualized 0.01% of average loans outstanding during the period.

The following table summarizes activity in the allowance for loan losses as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Allowance balance, beginning of period	$75,970	$75,493	$78,201	$68,635
Allowance from acquisition		—	—	4,084
Net adjustment to allowance for unfunded loan commitments,
letters of credit and other recourse provision	1,886	(674)	(189)	(1,279)
Provision for loan losses	—	1,333	—	4,666
Chargeoffs:
Commercial business	865	291	1,045	291
Automobile	—	45	—	45
Other consumer	—	19	11	20
Total chargeoffs	865	355	1,056	356

Recoveries:
Residential, single family	—	2	—	2
Commercial business	289	48	323	93
Automobile	—	—	1	2
Total recoveries	289	50	324	97
Net chargeoffs	576	305	732	259
Allowance balance, end of period	$77,280	$75,847	$77,280	$75,847
Average loans outstanding	$8,097,386	$7,723,615	$8,137,161	$7,402,991
Total gross loans outstanding, end of period	$8,030,111	$7,874,031	$8,030,111	$7,874,031
Annualized net chargeoffs to average loans	0.03%	0.02%	0.02%	0.01%
Allowance for loan losses to total gross loans, end of period	0.96%	0.96%	0.96%	0.96%

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

Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, the internal control environment, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations.  Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan category.

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$2,065	2.7%	$1,438	4.4%
Residential, multifamily	7,186	9.3%	10,315	19.2%
Commercial and industrial real estate	24,434	31.7%	23,792	45.6%
Construction	16,198	20.8%	9,629	14.0%
Commercial business	14,427	18.7%	16,750	11.6%
Trade finance	12,329	16.0%	15,538	3.3%
Automobile	76	0.1%	92	0.1%
Other consumer	565	0.7%	647	1.8%
Total	$77,280	100.0%	$78,201	100.0%

Deposits

Deposit growth remains challenging as we continue to experience heightened market competition.  Deposits decreased 1% to $7.15 billion at June 30, 2007, from $7.24 billion at December 31, 2006.  Except for time deposits which increased 2% or $72.5 million to $3.85 billion, all other deposit categories declined at June 30, 2007, relative to year-end 2006.  Specifically, noninterest-bearing demand accounts decreased $47.3 million or 3%, interest-bearing accounts decreased $68.8 million or 15%, money market accounts decreased $18.7 million or 1%, and savings accounts decreased $25.7 million or 7%.  Core deposits, or non-time deposit accounts, amounted to $3.35 billion at June 30, 2007, representing 47% of total deposits, with time deposits representing the remaining 53%.  In comparison, our core deposit ratio was 48% at year-end 2006.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	June 30, 2007	December 31, 2006
	(In thousands)

Noninterest-bearing demand	$1,306,391	$1,353,734
Interest-bearing checking	381,447	450,201
Money market	1,262,001	1,280,651
Savings	346,851	372,546
Total core deposits	3,296,690	3,457,132
Time deposits:
Less than $100,000	943,046	1,012,401
$100,000 or greater	2,907,316	2,765,509
Total time deposits	3,850,362	3,777,910
Total deposits	$7,147,052	$7,235,042

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one to three business days from the transaction date.  At June 30, 2007, federal funds purchased amounted to $159.0 million, representing a 5% increase from the $151.0 million balance at December 31, 2006.  Similarly, FHLB advances also increased 2% to $1.16 billion at June 30, 2007, compared to $1.14 billion at December 31, 2006.  As of June 30, 2007, overnight FHLB advances amounted to $310.0 million, a 35% increase from the $230.0 million balance at December 31, 2006.  To help fund our loan origination activity, we entered into an overnight FHLB advance amounting to $310.0 million as of June 30, 2007, and a $20.0 million FHLB advance with a two-year maturity term at a fixed rate of 4.90% during the first quarter of 2007.  FHLB advances amounting to $302.0 million matured during the first half of 2007.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position.  Repurchase agreements remained at $975.0 million at June 30, 2007 and December 31, 2006.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  All of these repurchase agreements have a term of ten years.  The rates are all initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points.  Thereafter, the rates are fixed for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%.  The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

Long-Term Debt

As of June 30, 2007, long-term debt increased 11% to $204.6 million, compared to $184.0 million at December 31, 2006.  Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with our various trust preferred securities offerings.  As previously mentioned, the increase in long-term debt at June 30, 2007 is due to the additional issuance of $20.0 million in junior subordinated debt securities through a pooled trust preferred offering during the first quarter of 2007.  Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust VIII, a wholly-owned subsidiary of the Company.  The securities have a 30-year maturity and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of June 30, 2007, our significant fixed and determinable contractual obligations, within the categories described below, by payment date.  With the exception of operating lease obligations, these contractual obligations are included in the Condensed Consolidated Statement of Financial Condition presented elsewhere herein.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$3,812,161	$143,357	$14,772	$17,693	$3,296,690	$7,284,673
Federal funds purchased	159,047					159,047
FHLB advances	523,327	656,076	68,820	3,390		1,251,613
Securities sold under
repurchase agreements	40,814	81,628	81,628	1,135,887		1,339,957
Notes payable					15,952	15,952
Long-term debt obligations	14,842	29,684	29,684	440,428		514,638
Operating lease obligations	10,109	18,257	14,890	36,496		79,752
Unrecognized tax benefits		471,221				471,221
Total contractual obligations	$4,560,300	$1,400,223	$209,794	$1,633,894	$3,312,642	$11,116,853

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to customers as of June 30, 2007 is as follows:

Commitments Outstanding
(In thousands)
Undisbursed loan commitments	$2,599,593
Standby letters of credit	550,733
Commercial letters of credit	65,562

Capital Resources

Our primary source of capital is the retention of net after tax earnings.  At June 30, 2007, stockholders’ equity totaled $1.06 billion, a 4% increase from $1.02 billion as of December 31, 2006.  The increase is comprised of the following: (1) net income of $82.6 million recorded during the first six months of 2007; (2) stock compensation costs amounting to $3.1 million related to grants of restricted stock and stock options; (3) tax benefits of $6.1 million resulting from the exercise of nonqualified stock options; (4) tax benefits of $184 thousand resulting from the vesting of restricted stock; (5) $1.5 million in net unrealized gain on available-for-sale securities; and (6) net issuance of common stock totaling $5.7 million, representing 668,392 shares, pursuant to various stock plans and agreements.  These transactions were offset by (1) a change in accounting principle pursuant to the adoption of FIN 48 amounting to $4.6 million; (2) payment of quarterly cash dividends totaling $12.2 million for the first half of 2007; (3) purchase of treasury shares related to vested restricted stock amounting to $795 thousand, representing 21,747 shares; and (4) purchase of treasury shares in connection with Board authorized repurchase programs totaling $45.8 million, representing 1,175,000 shares.

On March 30, 2007, we issued $20.0 million in junior subordinated debt securities through a pooled trust preferred offering.  Similar to previous offerings, these securities were issued through a newly formed statutory business trust, Trust VIII, a wholly-owned subsidiary of the Company.  The proceeds from the debt securities are loaned by Trust VIII to the Company and are included in long-term debt in the accompanying Condensed Consolidated Statement of Financial Condition.  The securities issued by Trust VIII have a scheduled maturity of June 6, 2037 and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis.  At June 30, 2007, the interest rate on the junior subordinated debt was 6.76%.  The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

We are subject to risk-based capital regulations adopted by federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  At June 30, 2007, the Bank’s Tier 1 and total capital ratios were 9.7% and 11.1%, respectively, compared to 9.4% and 11.1%, respectively, at December 31, 2006.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at June 30, 2007, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.2%	11.1%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.8%	9.7%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.9%	8.8%	4.0%	5.0%

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

During the first half of 2007, we experienced net cash inflows from operating activities of $60.9 million, compared to net cash inflows of $59.4 million for the first six months of 2006.  Net cash inflows from operating activities for the first half of 2007 and 2006 were primarily due to the net income earned during the period.

Net cash inflows from investing activities totaled $21.0 million for the first half of 2007 were due to proceeds from repayments, maturities, redemptions, and sales of investment securities partially offset by net loan growth and purchases of investment securities and resale agreements.  During the same period in 2006, net cash outflows from investing activities totaled $811.9 million were primarily due to the growth in our loan portfolio and purchases of available-for-sale securities.  These factors were partially offset by repayments, maturities, redemptions, and net sales proceeds from investment securities.

We experienced net cash outflows from financing activities of $83.9 million for the first half of 2007 primarily due to the net decrease in deposits, purchases of treasury shares in connection with our Board authorized stock repurchase program, and dividends paid on our common stock.  These factors were partially offset by net proceeds from FHLB advances and long-term debt.  During the same period in 2006, proceeds from securities sold under repurchase and FHLB advances, as well as deposit growth accounted for net cash inflows from financing activities totaling $738.6 million.

 As a means of augmenting our liquidity sources, we have available a combination of borrowing sources comprised of  FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies.  We believe our liquidity sources to be stable and adequate.  At June 30, 2007, we are not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California.  For the six months ended June 30, 2007 and 2006, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $44.2 million and $5.9 million respectively.  The large increase in dividend payment by the Bank to the Company during the first half of 2007 is primarily due to the share repurchases totaling $45.8 million in connection with the Board authorized stock repurchase program announced during the first quarter of 2007.  As of June 30, 2007, approximately $285.6 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital.  Our strategy is formulated by the Asset/Liability Committee to monitor our overall asset and liability composition.  The Committee meets regularly to evaluate, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on the available-for-sale portfolio (including those attributable to hedging transactions, if any), purchase and securitization activity, and maturities of investment securities and borrowings.

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2007 and December 31, 2006, assuming a parallel shift of 100 to 200 basis points in either directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2007	2006	2007	2006
+200	6.2%	0.2%	(7.2)%	(11.1)%
+100	3.6%	2.6%	0.1%	(1.8)%
-100	(4.3)%	(2.3)%	(4.5)%	(3.8)%
-200	(8.2)%	(5.0)%	(10.7)%	(9.3)%

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2) The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2007 and December 31, 2006.  At June 30, 2007 and December 31, 2006, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2007.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair Value at June 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2007
	(Dollars in thousands)
Assets:
Federal funds sold	$16,000						$16,000	$16,000
Weighted average rate	5.37%						5.37%

Securities purchased under resale agreements	$50,000	$150,000					$200,000	$208,086
Weighted average rate	7.00%	8.67%					8.25%

Investment securities available-for-sale (fixed rate)	$114,881	$15,000	$105,000			$274,006	$508,887	$498,111
Weighted average rate	4.48%	5.59%	5.25%			6.98%	6.02%

Investment securities available-for-sale (variable rate)(1)	$1,115,619	$70,778	$63,853	$33,228	$5,000	$2,405	$1,290,883	$1,286,759
Weighted average rate	5.80%	4.67%	5.61%	6.21%	7.68%	5.34%	5.75%

Total gross loans	$5,815,125	$805,162	$732,753	$355,763	$135,803	$185,504	$8,030,110	$8,082,097
Weighted average rate	8.16%	6.71%	6.57%	6.86%	7.00%	6.13%	7.74%

Liabilities:
Checking accounts	$381,447						$381,447	$381,447
Weighted average rate	1.65%						1.65%

Money market accounts	$1,262,001						$1,262,001	$1,262,001
Weighted average rate	4.19%						4.19%

Savings deposits	$346,851						$346,851	$346,851
Weighted average rate	0.66%						0.66%

Time deposits	$3,708,258	$97,580	$31,953	$3,702	$8,248	$621	$3,850,362	$3,836,142
Weighted average rate	4.68%	4.65%	3.50%	4.78%	5.02%	4.67%	4.67%

Federal funds purchased	$159,000						$159,000	$159,000
Weighted average rate	5.31%						5.31%

FHLB overnight advances (variable rate)	$310,000						$310,000	$310,000
Weighted average rate	5.48%						5.48%

FHLB term advances (fixed rate)	$171,858	$210,000	$405,000	$10,000	$55,000	$3,000	$854,858	$850,709
Weighted average rate	5.22%	4.95%	5.06%	5.08%	5.21%	4.44%	5.07%

Securities sold under repurchase agreements	$975,000						$975,000	$952,206
Weighted average rate	4.19%						4.19%

Subordinated debt	$75,000						$75,000	$79,228
Weighted average rate	6.48%						6.48%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$25,757
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$108,250						$108,250	$110,150
Weighted average rate	7.07%						7.07%

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

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg.  The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams.  The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005.  The fair value of both the embedded derivatives and equity swap agreements amounted to $18.0 million and $15.1 million at June 30, 2007 and December 31, 2006, respectively.  The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets.  The fair value of the derivative contracts is estimated using discounted cash flow analyses based on the change in value of the HSCEI based upon the life of the individual swap agreement.  The increase in the fair value of the derivative contracts since December 31, 2006 can be attributed to a 16% increase in the index value combined with a 10% increase in the implied volatility of the HSCEI call options as of June 30, 2007, relative to year-end 2006.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Asset Liability and Market Risk Management.”

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2007.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes to our risk factors as presented in the Company’s 2006 Form 10-K under the heading “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s securities during the second quarter of 2007 are as follows:

	Total Number of Shares	Weighted Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Approximate Dollar Value in Millions of Shares that May Yet Be Purchased Under
Month Ended	Purchased(1)	per Share	Announced Programs	the Programs(2)
April 30, 2007	—	—	—	$50.3
May 31, 2007	300,000	40.42	300,000	$38.2
June 30, 2007	100,000	39.89	100,000	$34.2
Total	400,000	$40.29	400,000	$34.2

(1)          Excludes 76,727 in repurchased shares totaling $2.9 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

(2)          During the first quarter of 2007, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $80.0 million of its common stock.  This repurchase program has no expiration date and, to date, 1,175,000 shares have been purchased under this program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of East West Bancorp, Inc. was held on May 31, 2007 for the purpose of (1) electing three directors to serve until the 2010 Annual Meeting, (2) approving the Company’s Performance-Based Bonus Plan, (3) approving Section 6, as amended, of the Company’s 1998 Stock Incentive Plan, and (4) ratifying the appointment of Deloitte & Touche LLP as the Company’s independent auditors.  Holders of 44,004,754 of the 60,956,037 outstanding shares as of the record date voted in the annual meeting in person or by proxy.

The votes cast to approve the three directors elected to serve until the 2010 Annual Meeting are as follows:

	In Favor	Withheld
Peggy Cherng	42,738,463	1,266,291
Julia Gouw	41,165,313	2,839,441
John Lee	42,619,597	1,385,157

Other directors whose terms of office continued after the meeting were Dominic Ng, Rudolph Estrada, and Herman Li, whose terms will expire at the 2008 Annual Meeting, and Jack Liu and Keith Renken, whose terms will expire at the 2009 Annual Meeting.

The votes cast to approve the Company’s Performance-Based Bonus Plan, as amended are as follows:

Number of Votes Cast
In Favor	38,247,336
Oppose	1,051,337
Abstain	62,753
Broker Non-Votes	4,643,328

The votes cast to approve Section 6, as amended, of the Company’s 1998 Stock Incentive Plan are as follows:

Number of Votes Cast
In Favor	37,738,765
Oppose	1,563,820
Abstain	58,841
Broker Non-Votes	4,643,328

The votes cast to ratify Deloitte & Touche LLP as the Company’s independent auditors are as follows:

Number of Votes Cast
In Favor	43,871,608
Oppose	42,545
Abstain	90,601
Broker Non-Votes	0

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i) Exhibit 10.6.1	Section 6, As Amended, East West Bancorp, Inc.
1998 Stock Incentive Plan

(ii) Exhibit 10.6.3	East West Bancorp, Inc. Performance-Based Bonus
Plan, As Amended

(iii) Exhibit 31.1	Chief Executive Officer Certification Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

(iv) Exhibit 31.2	Chief Financial Officer Certification Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

(v) Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18
U.S.C. Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(vi) Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18
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

Dated:  August 7, 2007

EAST WEST BANCORP, INC.

By:	/s/ Julia Gouw
JULIA GOUW Executive Vice President and Chief Financial Officer