Form 10-Q
period 2007-09-30
EAST WEST BANCORP INC
filed 2007-11-08
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date:63,030,569 shares of common stock as of October 31, 2007.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings, operating results and financial condition. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements as a result of:

•                  the effect of interest rate and currency exchange fluctuations;

•                  competition in the financial services market for both loans and deposits;

•                  our ability to incorporate acquisitions into our operations;

•                  our credit quality;

•                  the effect of regulatory and legislative action; and

•                  regional and general economic conditions.

For a discussion of these factors as well as some of the other factors that might cause such differences, see the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, including, but not limited to, the Company’s Form 10-K for the fiscal year ended December 31, 2006 under the heading “Item 1A. RISK FACTORS.”  The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$167,282	$192,559
Securities purchased under resale agreements	150,000	100,000
Investment securities available-for-sale, at fair value (with amortized cost of $1,981,113 in 2007 and $1,663,505 in 2006)	1,962,090	1,647,080
Loans receivable, net of allowance for loan losses of $84,565 in 2007 and $78,201 in 2006	8,466,796	8,182,172
Investment in Federal Home Loan Bank stock, at cost	73,461	77,469
Investment in Federal Reserve Bank stock, at cost	18,934	17,830
Other real estate owned, net	622	2,786
Investment in affordable housing partnerships	42,657	36,564
Premises and equipment, net	66,205	43,922
Due from customers on acceptances	10,633	8,134
Premiums on deposits acquired, net	30,481	20,383
Goodwill	334,867	244,259
Cash surrender value of life insurance policies	102,817	90,598
Accrued interest receivable and other assets	168,549	121,264
Deferred tax assets	44,769	38,691
TOTAL	$11,640,163	$10,823,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,372,694	$1,353,734
Interest-bearing	6,105,581	5,881,308
Total deposits	7,478,275	7,235,042

Federal funds purchased	165,910	151,000
Federal Home Loan Bank advances	1,453,404	1,136,866
Securities sold under repurchase agreements	1,000,837	975,000
Notes payable	14,911	11,379
Bank acceptances outstanding	10,633	8,134
Accrued interest payable, accrued expenses and other liabilities	114,068	102,877
Long-term debt	235,570	184,023
Total liabilities	10,473,608	9,804,321

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share)
Authorized – 200,000,000 shares
Issued – 69,397,930 shares in 2007 and 66,400,417 shares in 2006
Outstanding – 62,949,094 shares in 2007 and 61,431,278 shares in 2006	69	66
Additional paid in capital	648,079	544,469
Retained earnings	626,241	525,247
Treasury stock, at cost –6,448,836 shares in 2007 and 4,969,139 shares in 2006	(96,852)	(40,305)
Accumulated other comprehensive loss, net of tax	(10,982)	(10,087)
Total stockholders’ equity	1,166,555	1,019,390
TOTAL	$11,640,163	$10,823,711

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$167,066	$156,333	$484,073	$425,630
Investment securities available-for-sale	26,235	17,860	72,505	40,024
Securities purchased under resale agreements	4,013	1,917	11,742	5,160
Investment in Federal Home Loan Bank stock	828	844	2,457	2,052
Investment in Federal Reserve Bank stock	279	262	818	664
Short-term investments	347	96	564	332
Total interest and dividend income	198,768	177,312	572,159	473,862

INTEREST EXPENSE
Customer deposit accounts	62,058	53,896	182,144	142,724
Federal Home Loan Bank advances	16,175	16,081	43,555	32,988
Securities sold under repurchase agreements	10,263	7,024	27,675	14,906
Long-term debt	4,101	3,432	11,235	9,346
Federal funds purchased	2,317	1,462	6,164	3,789
Total interest expense	94,914	81,895	270,773	203,753

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	103,854	95,417	301,386	270,109
PROVISION FOR LOAN LOSSES	3,000	3,500	3,000	8,166
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	100,854	91,917	298,386	261,943

NONINTEREST INCOME
Branch fees	3,836	2,837	10,667	8,266
Letters of credit fees and commissions	2,702	2,065	7,688	6,396
Net gain on sales of investment securities available-for-sale	2,772	676	5,218	2,537
Ancillary loan fees	1,397	925	4,164	2,835
Net gain on disposal of fixed assets	1,261	—	1,573	36
Income from life insurance policies	1,132	973	3,164	2,785
Income from secondary market activities	272	123	1,296	496
Net gain on sale of real estate owned	—	—	1,344	88
Other operating income	621	504	2,176	1,637
Total noninterest income	13,993	8,103	37,290	25,076

NONINTEREST EXPENSE
Compensation and employee benefits	22,081	18,589	63,511	50,589
Occupancy and equipment expense	6,656	5,610	18,583	15,726
Amortization of premiums on deposits acquired	1,767	1,691	4,824	5,308
Deposit-related expenses	1,687	2,365	5,236	7,020
Data processing	1,351	890	3,403	2,678
Amortization of investments in affordable housing partnerships	1,017	1,555	3,521	4,281
Deposit insurance premiums and regulatory assessments	350	339	1,021	1,021
Other operating expenses	12,234	10,907	32,625	30,646
Total noninterest expense	47,143	41,946	132,724	117,269

INCOME BEFORE PROVISION FOR INCOME TAXES	67,704	58,074	202,952	169,750
PROVISION FOR INCOME TAXES	26,368	22,512	79,030	65,492
NET INCOME	$41,336	$35,562	$123,922	$104,258

EARNINGS PER SHARE
BASIC	$0.68	$0.59	$2.04	$1.76
DILUTED	$0.67	$0.58	$2.01	$1.72

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	61,232	60,536	60,754	59,204
DILUTED	62,088	61,797	61,712	60,569

 See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
						Other
		Additional				Comprehensive		Total
	Common	Paid In	Retained	Deferred	Treasury	Income (Loss),	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Compensation	Stock	Net of Tax	Income	Equity

BALANCE, JANUARY 1, 2006	$61	$389,004	$393,846	$(8,242)	$(37,905)	$(2,626)		$734,138
Comprehensive income
Net income for the period			104,258				$104,258	104,258
Net unrealized (loss) on investment securities available-for-sale						(5,254)	(5,254)	(5,254)
Total comprehensive income							$99,004
Elimination of deferred compensation pursuant to adoption of SFAS No. 123(R)		(8,242)		8,242				—
Stock compensation costs		4,216						4,216
Tax benefit from stock option exercises		9,896						9,896
Tax benefit from vested restricted stock		576						576
Issuance of 907,320 shares pursuant to various stock plans and agreements	1	8,441						8,442
Issuance of 3,895 shares pursuant to Director retainer fee		156						156
Issuance of 3,647,440 shares pursuant to Standard Bank acquisition	4	133,845						133,849
Cancellation of 37,515 shares due to forfeitures of issued restricted stock		1,276			(1,276)			—
Dividends paid on common stock			(8,907)					(8,907)
BALANCE, SEPTEMBER 30, 2006	$66	$539,168	$489,197	$—	$(39,181)	$(7,880)		$981,370

BALANCE, JANUARY 1, 2007	$66	$544,469	$525,247	$—	$(40,305)	$(10,087)		$1,019,390
Comprehensive income
Net income for the period			123,922				$123,922	123,922
Net unrealized (loss) on investment securities available-for-sale						(895)	(895)	(895)
Total comprehensive income							$123,027
Cumulative effect from the adoption of FASB Interpretation No. 48			(4,628)					(4,628)
Stock compensation costs		4,891						4,891
Tax benefit from stock option exercises		7,177						7,177
Tax benefit from vested restricted stock		192						192
Issuance of 947,388 shares pursuant to various stock plans and agreements	1	10,056						10,057
Issuance of 5,880 shares pursuant to Director retainer fee		219						219
Issuance of 2,032,816 shares pursuant to Desert Community Bank acquisition	2	78,484						78,486
Cancellation of 71,001 shares due to forfeitures of issued restricted stock		2,591			(2,591)			—
Purchase of 22,267 shares of treasury stock due to the vesting of restricted stock					(814)			(814)
Purchase of 1,375,000 shares of treasury stock pursuant to the Stock Repurchase Program					(53,142)			(53,142)
Dividends paid on common stock			(18,300)					(18,300)
BALANCE, SEPTEMBER 30, 2007	$69	$648,079	$626,241	$—	$(96,852)	$(10,982)		$1,166,555

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding gain (loss) on securities arising during the period, net of tax (expense) benefit of $(1,544) in 2007 and $2,739 in 2006	$2,131	$(3,783)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $2,192 in 2007 and $1,066 in 2006	(3,026)	(1,471)
Net unrealized (loss) on securities, net of tax (expense) benefit of $649 in 2007 and $3,805 in 2006	$(895)	$(5,254)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,922	$104,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,915	7,938
Stock compensation costs	4,891	4,216
Deferred taxes	(15,531)	(15,354)
Provision for loan losses	3,000	8,166
Net gain on sales of investment securities, loans and other assets	(8,320)	(2,837)
Federal Home Loan Bank stock dividends	(2,691)	(1,910)
Originations of loans held for sale	(29,796)	(14,671)
Proceeds from sale of loans held for sale	29,806	14,697
Tax benefit from stock option exercised	(7,177)	(9,896)
Tax benefit from vested restricted stock	(192)	(576)
Net change in accrued interest receivable and other assets	32,583	(30,244)
Net change in accrued interest payable, accrued expenses, and other liabilities	20,319	13,883
Total adjustments	36,807	(26,588)
Net cash provided by operating activities	160,729	77,670

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(964,301)	(1,498,479)
Purchases of:
Securities purchased under resale agreements	(150,000)	(50,000)
Investment securities available-for-sale	(646,750)	(1,321,846)
Federal Home Loan Bank stock	(23,163)	(40,707)
Federal Reserve Bank stock	(600)	(5,545)
Premises and equipment	(10,812)	(6,485)
Proceeds from unsettled securities acquired	—	225,616
Proceeds from sale of:
Investment securities available-for-sale	423,738	232,371
Securities sold under repurchase agreements	100,000	—
Loans receivable	19,612	5,070
Other real estate owned	4,130	387
Premises and equipment	6,710	41
Maturity of interest-bearing deposits in other banks	1,205	960
Repayments, maturity and redemption of investment securities available-for-sale	971,971	798,702
Redemption of Federal Home Loan Bank stock	31,767	19,816
Cash obtained from acquisitions, net of cash paid	(7,341)	98,351
Net cash used in investing activities	(243,834)	(1,541,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(263,508)	112,095
Net increase in federal funds purchased	14,910	26,514
Net increase in Federal Home Loan Bank advances	291,500	812,000
Repayment of notes payable on affordable housing investments	(6,081)	(5,373)
Proceeds from securities sold under repurchase agreements	25,837	500,000
Proceeds from issuance of long-term debt	50,000	30,000
Proceeds from issuance of common stock pursuant to various stock plans and agreements	10,057	8,442
Tax benefit from stock option exercised	7,177	9,896
Tax benefit from vested restricted stock	192	576
Dividends paid on common stock	(18,300)	(8,907)
Purchase of treasury shares pursuant to stock repurchase program and vesting of restricted stock	(53,956)	—
Net cash provided by financing activities	57,828	1,485,243

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,277)	21,165
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	192,559	151,192
CASH AND CASH EQUIVALENTS, END OF PERIOD	$167,282	$172,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$273,217	$200,335
Income tax payments, net of refunds	86,605	71,188
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	1,067,309	334,495
Issurance of common stock in connection with acquisition	78,486	133,849
Afforadable housing investment financed through notes payable	9,613	3,000
Real estate acquired through foreclosure	622	2,884
Issuance of common stock in lieu of Board of Director retainer fees	219	156

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

1.              BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has nine wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2.              SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Company adopted SFAS No. 156 on January 1, 2007. The adoption did not have a material impact on the Company’s consolidated financial statements. The Company has elected not to fair value servicing assets and liabilities as of each reporting period as permitted by SFAS No. 156, but instead continues to amortize servicing assets and liabilities in accordance with current practice.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions with respect to positions taken or expected to be taken in income tax returns. Specifically, the Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more- likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006.   Pursuant to the adoption of FIN 48 on January 1, 2007, the Company recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that the Company had taken with respect to the tax treatment of regulated investment companies (RICs). See Notes 9 and 11 to the condensed consolidated financial statements presented elsewhere herein.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

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

During the three and nine months ended September 30, 2007, total combined compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.7 million and $4.9 million, respectively, with their related tax benefits of $731 thousand and $2.1 million, respectively. During the three and nine months ended September 30, 2006, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.5 million and $4.2 million, respectively, with their related tax benefits of $632 thousand and $1.8 million, respectively.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 years. Stock options issued prior to July 2002 had contractual terms of 10 years.

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2007 is presented below:

		Weighted	Weighted
		Average	Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Outstanding at beginning of period	2,608,171	$18.02
Granted	213,073	38.54
Exercised	(614,960)	10.94
Forfeited	(43,996)	36.54
Outstanding at end of period	2,162,288	$21.68	3.62 years	$31,955

Vested or expected to vest	2,118,308	$21.36	3.58 years	$31,919
Exercisable at end of period	1,556,727	$15.70	2.86 years	$31,593

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term (1)	4 years	4 years	4 years	4 years
Expected volatility (2)	23.8%	26.5%	24.1%	27.7%
Expected dividend yield (3)	1.1%	0.5%	1.1%	0.6%
Risk-free interest rate (4)	4.0%	4.6%	4.5%	4.7%

(1)          The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)          The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3)          The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4)          The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

During the three and nine months ended September 30, 2007 and 2006, information related to stock options is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average fair value of stock options granted during the period	$8.13	$10.90	$9.20	$10.12
Total intrinsic value of options exercised (in thousands)	$2,630	$7,025	$17,070	$23,542
Total fair value of options vested (in thousands)	$66	$935	$734	$1,806

As of September 30, 2007, total unrecognized compensation cost related to stock options amounted to $4.0 million. The cost is expected to be recognized over a weighted average period of 3.2 years.

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

A summary of the activity for restricted stock as of September 30, 2007, including changes during the nine months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	531,292	$35.46
Granted	173,355	38.45
Vested	(53,922)	28.08
Forfeited	(71,001)	36.46
Outstanding at end of period	579,724	$36.92

The weighted average fair values of restricted stock awards granted during the nine months ended September 30, 2007 and 2006 were $38.45 and $36.77, respectively.

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

4. MORTGAGE SERVICING ASSETS

Mortgage servicing assets (“MSAs”) are recorded when loans are sold to third parties and servicing of those loans is retained. The Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” on January 1, 2007. The Company has elected not to fair value servicing assets and liabilities as of each reporting period as permitted by SFAS No. 156, but instead continue to amortize servicing assets and liabilities in accordance with current practice. Under the amortization method, the Company amortizes MSAs in proportion to and over the period of net servicing income/loss and evaluates for impairment on a quarterly basis. Income recorded as a result from servicing loans is reported as ancillary loan fee income and the amortization of

MSAs is reported as a reduction to ancillary loan fee income in the Company’s consolidated statements of income. Ancillary income is recorded in other noninterest income.

MSAs are initially measured at fair value which is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The Company primarily utilizes the services of an outside third party to provide independent valuations of its MSAs. Internal valuations may also be used, as needed. In conjunction with this process, servicing assets are stratified based on one or more predominant risk characteristics of the underlying financial assets, including loan type, maturity, and interest rates. The Company’s two primary classes of MSAs to be accounted for under SFAS No. 156 result from sales and securitizations of single family loans (one-to-four unit residential mortgages) and multifamily loans.

Information regarding the Company’s MSAs for the three and nine months ended September 30, 2007 and 2006 is presented in the following tables:

	Single Family		Multifamily
	Three months ended September 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

MSAs balance, beginning of period	$6,441	$3,952	$12,768	$4,018
Additions	616	295	3,344	1
Amortization	(412)	(417)	(431)	(119)
MSAs before valuation allowance at end of period	6,645	3,830	15,681	3,900
Valuation allowance	(366)	(287)	(670)	(162)
MSAs, end of period	$6,279	$3,543	$15,011	$3,738

Fair market value, beginning of period	$6,391	$4,185	$12,879	$4,007
Fair market value, end of period	$6,329	$3,864	$19,073	$3,628

Valuation allowance, beginning of period	$(311)	$(271)	$(670)	$(90)
Impairment provision	(55)	(16)	—	(72)
Valuation allowance, end of period	$(366)	$(287)	$(670)	$(162)

	Single Family		Multifamily
	Nine months ended September 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

MSAs balance, beginning of period	$6,215	$1,925	$5,596	$2,681
Additions	1,637	5,002	11,198	2,492
Amortization	(1,207)	(3,097)	(1,113)	(1,273)
MSAs before valuation allowance, end of period	6,645	3,830	15,681	3,900
Valuation allowance	(366)	(287)	(670)	(162)
MSAs, end of period	$6,279	$3,543	$15,011	$3,738

Fair market value, beginning of period	$6,847	$2,074	$5,167	$2,872
Fair market value, end of period	$6,329	$3,864	$19,073	$3,628

Valuation allowance, beginning of period	$(302)	$(271)	$(357)	$(9)
Impairment provision	(64)	(16)	(313)	(153)
Valuation allowance, end of period	$(366)	$(287)	$(670)	$(162)

Key Assumptions:
Weighted average discount	12.56%	12.17%	12.00%	12.00%
Weighted average prepayment speed assumption	23.21%	18.57%	7.95%	10.74%

5.   BUSINESS COMBINATIONS

The Company has completed several business acquisitions that have all been accounted for using the purchase method of accounting. Accordingly all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill, which is not deductible for tax purposes. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The results of operations of the acquired entities have been included in the Company’s consolidated financial statements from the date of acquisition.

At the close of business on August 17, 2007, the Company completed the acquisition of DCB, a commercial bank headquartered in Victorville, California. The purchase price was $142.7 million with 55% of the merger consideration paid in shares of East West Bancorp common stock and the remainder in cash. The results of DCB’s operations have been included in the Company’s consolidated financial statements since that date. The acquisition was accounted for under the purchase method of accounting and accordingly, all assets and liabilities of DCB were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The Company recorded total goodwill of $90.6 million and core deposit premium of $14.9 million. The core deposit premium will be amortized on an accelerated basis over its useful life which is estimated to be 14 years.

At the close of business on March 17, 2006, the Company completed the acquisition of Standard Bank, a federal savings bank headquartered in Monterey Park, California. The purchase price was $200.3 million which was comprised of $66.4 million in cash and 3,647,440 shares of East West Bancorp, Inc. common stock. The Company recorded total goodwill of $100.9 million and core deposit premium of $8.6 million for this transaction. The core deposit premium will be amortized on an accelerated basis over its useful life which is estimated to be 11 years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for these two transactions:

	Desert Community Bank	Standard Bank
	(In thousands)

Cash and cash equivalents	$65,256	$165,834
Loans receivable	406,062	487,110
Premises and equipment	21,148	3,211
Core deposit premium	14,922	8,648
Goodwill	90,604	100,893
Other assets	92,727	239,485
Total assets acquired	690,719	1,005,181
Deposits	506,742	728,994
Other liabilities	41,258	75,915
Total liabilities assumed	548,000	804,909
Net assets acquired(1)	$142,719	$200,272

(1) In accordance with SFAS No. 141, Business Combinations, net assets acquired in a business combination are recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition.

In accordance with SFAS No. 141, the Company did not present the pro forma information of DCB as the business acquisition is not considered material.

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

(Pro Forma)
Nine Months Ended
September 30,
2006 (1)
Net interest income	$274,213
Provision for loan losses	(9,366)
Noninterest income	14,868
Noninterest expense	(119,497)
Income before provision for income taxes	160,218
Provision for income taxes	(61,484)
Net income	$98,734

EARNINGS PER SHARE
BASIC	$1.64
DILUTED	$1.60

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,219
DILUTED	61,584

(1)         The pro forma results of operations for the nine months ended September 30, 2006 includes $10.3 million in net realized losses on investment securities that were sold by Standard Bank during the first quarter of 2006. Further, the pro forma results of operations for the nine months ended September 30, 2006 reflect interest expense related to junior subordinated debt amounting to $30.0 million that was issued in connection with the acquisition of Standard Bank as if this debt instrument was issued at the beginning of the period.

6.   SECURITIES PURCHASED UNDER RESALE AGREEMENTS

In January 2007, the Company entered into a long-term transaction involving the purchase of securities under a resale agreement (“resale agreement”) totaling $100.0 million. The resale agreement has a term of ten years with an interest rate that is fixed at 8.00% for the first two years and thereafter becomes floating rate.

In May 2007, the Company entered into a long-term resale agreement totaling $50.0 million. The resale agreement has a term of fifteen years with an interest rate that is fixed at 10.00% for the first two years and thereafter becomes floating rate. This resale agreement replaced a security in the amount of $50.0 million that was called in May 2007.

In September 2007, the counterparty to a long-term resale agreement amounting to $50.0 million exercised its right to cancel the resale agreement. This agreement, which the Company originally entered into in September 2005, had a term of ten years with an interest rate that was fixed at 7.00% for the first two years.

These resale agreements are collateralized by mortgage-backed securities and debt securities held in safekeeping by a third party custodian.

7.   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

In August 2007, a $30.0 million repurchase agreement was cancelled by the counterparty. This repurchase agreement, which the Company originally entered into in August 2005, had a term of ten years and an interest rate that was initially floating rate for the first two years.

In September 2007, the Company entered into a ten-year repurchase agreement amounting to $50.0 million. The interest rate on this agreement is initially fixed at 50 basis points for the first three months. Thereafter, the rate is based on a quarterly floating rate, subject to both a floor and cap. The collateral for this repurchase agreement consists of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities.  Additional collateral may be requested from the counterparty when determined to be appropriate. The Company may also have to provide additional collateral for the repurchase agreement, as necessary.

8.   DEBT ISSUANCES

In two separate pooled trust preferred offerings, the Company issued a total of $50.0 million in junior subordinated debt securities during the first nine months of 2007. Similar to previous offerings, these securities were issued through newly formed statutory business trusts that are wholly-owned subsidiaries of the Company. The proceeds from these debt securities are loaned by the trusts to the Company and are included in long-term debt in the accompanying condensed consolidated balance sheet. Junior subordinated debt securities qualify as Tier I capital for regulatory reporting purposes.

The first transaction, amounting to $20.0 million, was completed on March 30, 2007 and was issued through East West Capital Trust VIII (“Trust VIII”). The securities issued by Trust VIII have a scheduled maturity of June 6, 2037 and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis. At September 30, 2007, the interest rate on this junior subordinated debt was 7.10%.

To partially fund the acquisition of DCB, the Company issued another $30.0 million in junior subordinated debt securities through East West Capital Trust IX (“Trust IX”) on August 15, 2007. The securities issued by Trust IX have a scheduled maturity of August 15, 2037 and bear interest at a per annum rate based on the three-month Libor plus 190 basis points, payable on a quarterly basis. At September 30, 2007, the interest rate on the junior subordinated debt was 7.59%.

9.   COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim condensed consolidated financial statements. As of September 30, 2007 and December 31, 2006, commercial and standby letters of credit totaled $589.8 million and $519.0 million, respectively. Total undisbursed loan commitments amounted to $2.84 billion and $2.24 billion as of September 30, 2007 and December 31, 2006, respectively. In addition, the Company has committed to fund mortgage and commercial loan applications in process amounting to $519.2 million and $366.6 million as of September 30, 2007 and December 31, 2006, respectively.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of September 30, 2007, loans sold or securitized with recourse were comprised of residential single family and multifamily loans totaling $580.7 million. As of December 31, 2006, loans sold with recourse were comprised solely of single family mortgage loans, and totaled $26.5 million. The increase in loans sold or securitized with recourse as of September 30, 2007 is due to securitizations of residential single family and multifamily loans through Fannie Mae during the first three quarters of 2007. The Company’s recourse reserve related to sold or securitized loans totaled $2.9 million and $68 thousand as of September 30, 2007 and December 31, 2006, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2007 and December 31, 2006, the amount of loans sold without recourse totaled $1.79 billion and $1.49 billion, respectively.

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2007. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

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

The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies. Management has considered this claim as part of its evaluation of the Company’s uncertain tax positions in accordance with the provisions of FIN 48. Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million, relating to a reduction in the state income tax receivable in connection with its dissolved regulated investment company, East West Securities Company, Inc. (see Note 11).

10.   STOCKHOLDERS’ EQUITY

Earnings Per Share — The actual number of shares outstanding at September 30, 2007 was 62,949,094. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following table sets forth earnings per share calculations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007			2006
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)

Basic earnings per share	$41,336	61,232	$0.68	$35,562	60,536	$0.59
Effect of dilutive securities:
Stock options (1)	—	620	(0.01)	—	995	(0.01)
Restricted stock	—	207	—	—	190	—
Stock warrants	—	29	—	—	76	—
Dilutive earnings per share	$41,336	62,088	$0.67	$35,562	61,797	$0.58

	Nine Months Ended September 30,
	2007			2006
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)

Basic earnings per share	$123,922	60,754	$2.04	$104,258	59,204	$1.76
Effect of dilutive securities:
Stock options (1)	—	720	(0.03)	—	1,098	(0.04)
Restricted stock	—	198	—	—	182	—
Stock warrants	—	40	—	—	85	—
Dilutive earnings per share	$123,922	61,712	$2.01	$104,258	60,569	$1.72

(1)  Excludes 538,525 and 192,363 weighted average options outstanding for the three months and nine months ended September 30, 2007, respectively, as well as 17,431 and 22,421 weighted average options outstanding for the three and nine months ended September 30, 2006, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

Stock Repurchase Program — On January 23, 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company’s common stock. The repurchase of 775,000 shares was completed during the first quarter of 2007.

On March 20, 2007, the Company’s Board of Directors authorized an increase in the stock repurchase program to buy back up to an additional $50.0 million of the Company’s common stock in 2007. This new authorization is in addition to the $30.0 million stock repurchase authorized on January 23, 2007. During the third quarter of 2007, the Company repurchased 200,000 shares at a weighted average cost of $36.64. The Company had $26.9 million in authorized share repurchases remaining as of September 30, 2007.

Quarterly Dividends — The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about August 22, 2007 to shareholders of record on August 9, 2007. Cash dividends totaling $6.1 million and $18.3 million were paid to the Company’s shareholders during the three and nine months ended September 30, 2007, respectively.

11.   INCOME TAXES

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

As of January 1, 2007, the Company had $7.6 million of unrecognized tax benefits that if recognized, would be recorded as a reduction in income tax expense of $5.1 million directly reducing the effective tax rate. There have been no significant changes to these amounts during the nine months ended September 30, 2007. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change for the year ending December 31, 2007.

 The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files income tax returns in the U.S. federal jurisdiction and various states. The statute of limitation is no longer open for the assessment of U.S. federal income taxes and state authorities, other than the FTB, for years prior to 2003. The Company is currently under examination by the FTB for tax years 2000 through 2002 and tax years 2000 through 2006 remain open for the assessment of California income and franchise taxes. The Company is not currently under examination by the Internal Revenue Service or any other income or franchise tax authorities other than the FTB. The Company does not believe that there are any other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties.

The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of earnings. The Company has accrued $837 thousand of interest expense for its unrecognized tax position as of January 1, 2007 and September 30, 2007.

12.   BUSINESS SEGMENTS

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$65,822	$86,906	$31,680	$13,143	$1,217	$198,768
Charge for funds used	(44,710)	(58,010)	(29,666)	(9,862)	—	(142,248)
Interest spread on funds used	21,112	28,896	2,014	3,281	1,217	56,520
Interest expense	(44,285)	(7,899)	(42,729)	(1)	—	(94,914)
Credit on funds provided	74,443	13,400	54,403	2	—	142,248
Interest spread on funds provided	30,158	5,501	11,674	1	—	47,334
Net interest income	$51,270	$34,397	$13,688	$3,282	$1,217	$103,854

Depreciation and amortization	$2,852	$223	$(1,030)	$(17)	$1,300	$3,328
Goodwill	250,507	16,700	—	66,802	858	334,867
Segment pretax profit (loss)	28,750	26,190	15,723	2,094	(5,053)	67,704
Segment assets	2,903,598	4,039,332	2,254,782	1,700,142	742,309	11,640,163

	Three Months Ended September 30, 2006
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$61,692	$73,564	$20,980	$19,462	$1,614	$177,312
Charge for funds used	(44,467)	(51,125)	(21,974)	(15,868)	—	(133,434)
Interest spread on funds used	17,225	22,439	(994)	3,594	1,614	43,878
Interest expense	(37,779)	(5,837)	(38,279)	—	—	(81,895)
Credit on funds provided	72,083	10,699	50,652	—	—	133,434
Interest spread on funds provided	34,304	4,862	12,373	—	—	51,539
Net interest income	$51,529	$27,301	$11,379	$3,594	$1,614	$95,417

Depreciation and amortization	$2,595	$174	$(1,228)	$(76)	$753	$2,218
Goodwill	182,488	12,166	—	48,663	859	244,176
Segment pretax profit (loss)	28,997	22,232	8,616	1,806	(3,577)	58,074
Segment assets	2,468,924	3,421,399	1,611,488	2,609,012	701,479	10,812,302

	Nine Months Ended September 30, 2007
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$190,890	$246,215	$87,996	$43,019	$4,039	$572,159
Charge for funds used	(132,426)	(167,211)	(81,368)	(32,351)	—	(413,356)
Interest spread on funds used	58,464	79,004	6,628	10,668	4,039	158,803
Interest expense	(124,328)	(25,001)	(121,443)	(1)	—	(270,773)
Credit on funds provided	212,659	40,495	160,200	2	—	413,356
Interest spread on funds provided	88,331	15,494	38,757	1	—	142,583
Net interest income	$146,795	$94,498	$45,385	$10,669	$4,039	$301,386

Depreciation and amortization	$7,807	$574	$(1,979)	$(25)	$3,538	$9,915
Goodwill	250,507	16,700	—	66,802	858	334,867
Segment pretax profit (loss)	89,411	79,203	49,894	7,554	(23,110)	202,952
Segment assets	2,903,598	4,039,332	2,254,782	1,700,142	742,309	11,640,163

	Nine Months Ended September 30, 2006
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$163,789	$199,322	$48,232	$53,408	$9,111	$473,862
Charge for funds used	(113,496)	(133,732)	(57,208)	(42,454)	—	(346,890)
Interest spread on funds used	50,293	65,590	(8,976)	10,954	9,111	126,972
Interest expense	(97,155)	(14,425)	(92,173)	—	—	(203,753)
Credit on funds provided	193,600	28,585	124,705	—	—	346,890
Interest spread on funds provided	96,445	14,160	32,532	—	—	143,137
Net interest income	$146,738	$79,750	$23,556	$10,954	$9,111	$270,109

Depreciation and amortization	$7,940	$524	$(2,309)	$544	$1,239	$7,938
Goodwill	182,488	12,166	—	48,663	859	244,176
Segment pretax profit (loss)	86,436	67,969	24,465	6,701	(15,821)	169,750
Segment assets	2,468,924	3,421,399	1,611,488	2,609,012	701,479	10,812,302

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of September 30, 2007.

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

Overview

The third quarter of 2007 represented another period of solid financial performance with earnings of $41.3 million, or $0.68 per basic share and $0.67 per diluted share. This compares with $35.6 million, or $0.59 per basic share and $0.58 per diluted share, reported during the third quarter of 2006. Solid organic loan growth, continued strong credit quality, and sustained operating efficiencies contributed to our earnings performance for the third quarter of 2007. The annualized return on average assets during the third quarter of 2007 was 1.48%, compared with 1.38% for the same quarter in 2006. The annualized return on average equity was 15.19% during the third quarter of 2007, compared to 14.94% during the same period in 2006. Based on the results of our performance during the first three quarters of 2007 and expected growth for the remainder of 2007, we expect net income per diluted common share for the full year 2007 to be approximately 13% higher than in 2006. This estimate is based on a projected annual organic loan growth of approximately 15%, stable deposit balances, $3.0 million in additional provision for loan losses, and a marginal increase in noninterest expenses from the third quarter of 2007. Our earnings projection for the full year of 2007 also assumes a stable interest rate environment and a net interest margin of approximately 3.90%.

The most significant highlight of the third quarter of 2007 is the closing of the Desert Community Bank (“DCB”) acquisition on August 17, 2007. Net loans acquired totaled $408.8 million and total deposits assumed totaled $506.6 million. This acquisition resulted in total goodwill of $90.6 million and core deposit premium of $14.9 million. DCB was headquartered in Victorville, California and provided community banking services through nine branches located throughout the High Desert area of San Bernardino County. Certain operating systems have been successfully integrated into our infrastructure with complete integration anticipated by November 2007. This acquisition added several thousand deposit customers to our existing customer base, generating additional lending and deposit opportunities for the Company.

In keeping with our ongoing strategy of securitizing loans to enhance our liquidity, manage our capital, and reduce our overall credit risk, we securitized a total of $345.5 million of single family and multifamily loans through Federal National Mortgage Association (“Fannie Mae”) during the third quarter of 2007. We recorded $3.9 million in mortgage servicing assets in connection with these transactions as the Bank continues to service the underlying loans. In accordance with applicable accounting guidance, these securitization transactions were accounted for as neither sales nor financings with no gains or losses recorded to operations. A portion of the resulting securities that were initially retained in our available-for-sale investment portfolio have been subsequently sold for liquidity management purposes.

Total consolidated assets at September 30, 2007 increased to $11.64 billion, compared with $10.82 billion at December 31, 2006. Excluding the impact of the acquisition of Desert Community Bank and loan securitizations, organic loan growth was $946.4 million, or 11% year-to-date through September 30, 2007. We estimate organic loan growth for the full year of 2007 to range from 12% to 15%, reflecting the core rate of growth in the Bank’s lending markets.

Total average assets increased 8% to $11.20 billion during the third quarter of 2007, compared to $10.32 billion for the same quarter in 2006, due primarily to growth in average loans and available-for-sale securities. Total average loans grew 3% to $8.43 billion during the quarter ended September 30, 2007. The growth in average loans was driven by increases in all major loan sectors, except for single family and multifamily real estate loans due to securitization activity. Total average investment securities increased 25% to $1.73 billion during the quarter ended September 30, 2007 primarily due to $1.52 billion in loan securitizations since the third quarter of 2006. Total average deposits for the third quarter of 2007 rose 6% to $7.35 billion, compared to $6.92 billion for the same quarter in 2006. We anticipate deposit balances to remain stable for the remainder of 2007.

Net interest income increased 9% to $103.9 million during the quarter ended September 30, 2007, compared with $95.4 million during the same quarter in 2006. The increase in net interest income is predominantly due to growth in loans and investment securities compounded by an increase in interest rates resulting from the impact of Federal Reserve interest rate increases through the second quarter of 2006. These factors were partially offset by increases in the volume of money market accounts, time deposits greater than or equal to $100,000, short-term borrowings and long-term borrowings, as well as higher rates paid on almost all categories of interest-bearing liabilities. Our net interest margin increased 6 basis points to 3.95% during the third quarter of 2007, compared with 3.89% during the same period in 2006 and 3.97% for the second quarter of 2007.  Relative to the third quarter of 2006, our margin during the third quarter of 2007 improved due to an increase in higher yielding investment securities in our overall available-for-sale portfolio. Assuming a stable interest rate environment during 2007, we anticipate the net interest margin for the full year of 2007 to be in the range of 3.90% to 3.95%.

Total noninterest income increased 73% to $14.0 million during the third quarter of 2007, compared with $8.1 million for the corresponding quarter in 2006. This increase is primarily attributable to higher net gain on sales of investment securities, higher branch-related fee income, higher mortgage servicing fees resulting from increased loan securitization activity, and net gain on sale of bank premises.

As a result of our continuing growth, total noninterest expense increased 12% to $47.1 million during the third quarter of 2007, compared with $41.9 million for the same period in 2006. This increase is primarily driven by a 19% increase in both compensation and employee benefits and occupancy and equipment expenses. The increases in compensation and occupancy expenses can be attributed to the acquisition of DCB during the third quarter of 2007, as well as the addition of operational and administrative personnel and the opening of new administrative offices to accommodate our continued growth. Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, increased marginally to 37.64% during the third quarter of 2007 compared with 37.38% for the same period in 2006. Our management continues to diligently monitor expenditures and, as such, we anticipate our efficiency ratio to be approximately 37% for the full year of 2007.

As a result of prevailing conditions in the housing market, total nonperforming assets increased to $43.4 million, or 0.37% of total assets at September 30, 2007, compared with $19.9 million, or 0.18% of total assets, at December 31, 2006. The increase in nonperforming assets primarily resulted from the addition of two residential construction loans totaling $18.5 million. In response to the increase in nonperforming assets, partially offset by our increase in loan securitization activity, we recorded $3.0 million in loan loss provisions during the third quarter of 2007. The allowance for loan losses totaled $84.6 million at September 30, 2007, or 0.99% of outstanding total loans. Net chargeoffs totaled $853 thousand during the third quarter of 2007, representing an annualized 0.04% of average loans for the quarter. This compares with $132 thousand in net chargeoffs, or an annualized 0.01% of average loans, during the same quarter in 2006. In light of the weakened condition and overall slowness of the housing market, our management has been monitoring various sectors of our loan portfolio for potential weaknesses. We believe that any future losses will be manageable and we anticipate overall asset quality to remain sound throughout the remainder of 2007.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 8.98%, a total risk-based capital ratio of 10.57%, and a Tier 1 leverage ratio of 8.88% at September 30, 2007. During the third quarter of 2007, we issued an additional $30.0 million in junior subordinated debt in a private placement transaction. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, East West Capital Trust IX (“Trust IX”), a wholly owned subsidiary of the Company. This additional issuance of capital securities provides the

Bank with a cost-effective means of obtaining Tier 1 capital for regulatory purposes. The net proceeds from this trust preferred offering were used to partially fund the acquisition of DCB.

Results of Operations

We reported third quarter of 2007 net income of $41.3 million, or $0.68 per basic share and $0.67 per diluted share, compared with $35.6 million, or $0.59 per basic share and $0.58 per diluted share, reported during the third quarter of 2006. The 16% increase in net income is primarily attributable to higher net interest income, higher noninterest-related revenues, partially offset by higher provision for losses, higher operating expenses and a higher provision for income taxes. Our annualized return on average total assets increased to 1.48% for the quarter ended September 30, 2007, from 1.38% for the same period in 2006. The annualized return on average stockholders’ equity increased to 15.19% for the third quarter of 2007, compared with 14.94% for the third quarter of 2006.

Net income for the nine months ended September 30, 2007 increased 19% to $123.9 million, or $2.04 per basic share and $2.01 per diluted share, compared with $104.3 million, or $1.76 per basic share and $1.72 per diluted share, reported during the same period in 2006. The increase in net income for the first nine months of 2007 is largely attributable to higher net interest income and noninterest income and lower provision for loan losses, partially offset by higher operating expenses and higher provision for income taxes. Our annualized return on average total assets increased slightly to 1.52% for the nine months ended September 30, 2007, compared to 1.46% for the same period in 2006. For the first nine months of 2007, the annualized return on average stockholders’ equity decreased slightly to 15.71% from 15.81% for the same period in 2006.

Components of Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Net interest income	$103.9	$95.4	$301.4	$270.1
Provision for loan losses	(3.0)	(3.5)	(3.0)	(8.2)
Noninterest income	14.0	8.1	37.3	25.1
Noninterest expense	(47.2)	(41.9)	(132.7)	(117.3)
Provision for income taxes	(26.4)	(22.5)	(79.1)	(65.4)
Net income	$41.3	$35.6	$123.9	$104.3

Annualized return on average total assets	1.48%	1.38%	1.52%	1.46%
Annualized return on average stockholders’ equity	15.19%	14.94%	15.71%	15.81%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the third quarter of 2007 totaled $103.9 million, a 9% increase over net interest income of $95.4 million for the same period in 2006. For the first nine months of 2007, net interest income increased 12% to $301.4 million, compared to $270.1 million for the first three quarters of 2006.

Total interest and dividend income during the quarter ended September 30, 2007 increased 12% to $198.8 million, compared with $177.3 million during the same period in 2006. Correspondingly, year-to-date interest and dividend income increased 21% to $572.2 million, compared with $473.9 million during the same period in 2006. The increase in interest and dividend income during the third quarter and first nine months of 2007 is attributable primarily to a 7% and 14% growth in average earning assets, respectively, predominantly in loans and investment securities. Average loans grew 3% to $8.43 billion for the third quarter of 2007, compared with $8.17 billion for the same period a year ago. Similarly, average loans grew 8% to $8.24 billion during the first nine months of 2007, from $7.66 billion during the same period in 2006 due to continued strong loan demand. Average investment securities rose 25% to $1.73 billion during the quarter ended September 30, 2007, compared with $1.38 billion during the same quarter in 2006. Similarly, average investment securities rose 50% to $1.67 billion during the first nine months of 2007, compared with $1.11 billion during the same period in 2006. The increase in average investment securities was primarily due to increased loan securitization activity since the third quarter of 2006. Higher yields on loans and investment securities further contributed to the increase in interest and dividend income.

Total interest expense during the third quarter of 2007 increased 16% to $94.9 million, compared with $81.9 million for the same period a year ago. Similarly, year-to-date interest expense through September 30, 2007 increased 33% to $270.8 million, compared with $203.8 million for the same period a year ago. The increase in interest expense for both the third quarter and first nine months of 2007 can be attributed to the growth in average interest-bearing liabilities, predominantly time deposits greater than or equal to $100,000 and repurchase agreements, as well as higher rates paid on almost all categories of interest-bearing liabilities, reflecting the current interest rate environment and sustained pricing competition in the deposit market.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, increased 6 basis points to 3.95% during the third quarter of 2007, compared with 3.89% during the third quarter of 2006. For the first nine months of 2007, the net interest margin decreased 8 basis points to 3.96%, from 4.04% for the corresponding period in the prior year. The overall yield on earning assets increased 31 basis points to 7.54% in the third quarter of 2007, from 7.23% in the third quarter of 2006. Similarly, the overall yield on earning assets for the first nine months of 2007 increased 43 basis points to 7.51%, compared with 7.08% for the same period last year. The increase in overall yields on earning assets for both periods can be attributed to higher yields on investment securities resulting from the impact of Federal Reserve interest rate increases through the second quarter of 2006.

Our funding cost on interest-bearing liabilities increased by 31 basis points to 4.37% for the three months ended September, 2007, compared to 4.06% for the corresponding period in 2006. Likewise, our funding cost on interest-bearing liabilities for the nine months ended September 30, 2007 increased 56 basis points to 4.31%, from 3.75% in the prior year period. The combined impact of the current interest rate environment and continued competition in the deposit market were the primary drivers of our increased cost of funds during both the third quarter and first nine months of 2007. To help fund our organic loan growth during the quarter and nine months ended September 30, 2007, we increased our reliance on time deposits, other borrowings and long-term debt, further contributing to the overall increase in our cost of funds for both periods.

We continue to rely on noninterest-bearing demand deposits as a funding source. Average total noninterest-bearing deposits increased to $1.34 billion during the third quarter of 2007, compared with $1.26 billion during the same period in 2006. For the first nine months of 2007, average total noninterest-bearing demand deposits increased 3% to $1.28 billion, compared to $1.24 billion for the corresponding period in 2006. Our overall cost of funds, which takes into account our portfolio of noninterest-bearing demand deposits, increased 27 basis points to 3.78% during the quarter ended September 30, 2007, compared to 3.51% for the same period last year. For the nine months ended September 30, 2007, our overall cost of funds increased 54 basis points to 3.74% from 3.20% for the same period in 2006.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$27,154	$347	5.07%	$7,712	$96	4.94%
Securities purchased under resale agreements	188,043	4,013	8.47%	100,000	1,917	7.61%
Investment securities available-for-sale (2) (3) (4)	1,731,436	26,416	6.05%	1,382,977	17,885	5.13%
Loans receivable (2) (5)	8,433,268	167,066	7.86%	8,166,068	156,333	7.60%
FHLB and FRB stock	81,671	1,107	5.38%	80,671	1,106	5.44%
Total interest-earning assets	10,461,572	198,949	7.54%	9,737,428	177,337	7.23%

Noninterest-earning assets:
Cash and due from banks	155,699			124,641
Allowance for loan losses	(80,321)			(77,804)
Other assets	660,279			540,133
Total assets	$11,197,229			$10,324,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$404,418	$1,615	1.58%	$393,218	$1,393	1.41%
Money market accounts	1,287,573	13,322	4.10%	1,232,879	12,342	3.97%
Savings deposits	424,039	1,198	1.12%	407,904	746	0.73%
Time deposits less than $100,000	931,961	9,688	4.12%	1,113,057	11,303	4.03%
Time deposits $100,000 or greater	2,961,353	36,235	4.85%	2,513,360	28,112	4.44%
Fed funds purchased	172,064	2,317	5.34%	107,639	1,462	5.39%
FHLB advances	1,257,199	16,175	5.10%	1,291,627	16,081	4.94%
Securities sold under repurchase agreements	962,458	10,263	4.23%	751,095	7,024	3.71%
Long-term debt	220,106	4,101	7.39%	184,023	3,432	7.40%
Total interest-bearing liabilities	8,621,171	94,914	4.37%	7,994,802	81,895	4.06%

Noninterest-bearing liabilities:
Demand deposits	1,337,218			1,261,869
Other liabilities	150,048			115,292
Stockholders’ equity	1,088,792			952,435
Total liabilities and stockholders’ equity	$11,197,229			$10,324,398
Interest rate spread			3.17%			3.17%
Net interest income and net margin (5)		$104,035	3.95%		$95,442	3.89%

(1)          Annualized.

(2)          Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling ($1.0) million and $100 thousand, respectively, for the three months ended September 30, 2007, and ($1.2) million and ($126) thousand, respectively, for the three months ended September 30, 2006. Also includes the amortization of deferred loan fees totaling $1.2 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively.

(3)          Average balances exclude unrealized gains or losses on available-for-sale securities.

(4)          Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(5)          Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$14,756	$564	5.11%	$11,167	$332	3.97%
Securities purchased under resale agreements	192,857	11,742	8.14%	93,040	5,160	7.41%
Investment securities available-for-sale (2) (3) (4)	1,672,335	72,893	5.83%	1,113,006	40,092	4.82%
Loans receivable (2) (5)	8,236,948	484,073	7.86%	7,660,145	425,630	7.43%
FHLB and FRB stock	81,012	3,275	5.40%	67,504	2,716	5.38%
Total interest-earning assets	10,197,908	572,547	7.51%	8,944,862	473,930	7.08%

Noninterest-earning assets:
Cash and due from banks	149,007			129,914
Allowance for loan losses	(78,212)			(74,765)
Other assets	602,521			497,701
Total assets	$10,871,224			$9,497,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$404,328	$4,954	1.64%	$418,524	$4,095	1.31%
Money market accounts	1,310,525	40,879	4.17%	1,163,839	31,261	3.59%
Savings deposits	379,831	2,411	0.85%	391,773	1,948	0.66%
Time deposits less than $100,000	965,545	28,569	3.96%	1,087,945	29,810	3.66%
Time deposits $100,000 or greater	2,862,437	105,331	4.92%	2,407,942	75,610	4.20%
Fed funds purchased	153,422	6,164	5.37%	102,343	3,789	4.95%
FHLB advances	1,144,657	43,555	5.09%	983,001	32,988	4.49%
Securities sold under repurchase agreements	970,780	27,675	3.81%	535,992	14,906	3.72%
Long-term debt	203,207	11,235	7.39%	175,526	9,346	7.12%
Total interest-bearing liabilities	8,394,732	270,773	4.31%	7,266,885	203,753	3.75%

Noninterest-bearing liabilities:
Demand deposits	1,283,699			1,241,363
Other liabilities	141,377			109,974
Stockholders’ equity	1,051,416			879,490
Total liabilities and stockholders’ equity	$10,871,224			$9,497,712
Interest rate spread			3.20%			3.33%
Net interest income and net margin (5)		$301,774	3.96%		$270,177	4.04%

(1)          Annualized.

(2)          Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling ($2.0) million and $244 thousand, respectively, for the nine months ended September 30, 2007, and ($2.2) million and $414 thousand, respectively, for the nine months ended September 30, 2006. Also includes the amortization of deferred loan fees totaling $4.0 million and $5.2 million for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 vs. 2006			2007 vs. 2006
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
INTEREST-EARNING ASSETS:
Short-term investments	$252	$249	$3	$232	$123	$109
Securities purchased under resale agreements	2,096	1,857	239	6,582	6,032	550
Investment securities available-for-sale (2)	8,530	5,105	3,425	32,801	23,346	9,455
Loans receivable	10,733	5,202	5,531	58,443	33,096	25,347
FHLB and FRB stock	1	26	(25)	559	496	63
Total interest and dividend income	21,612	12,439	9,173	98,617	63,093	35,524

INTEREST-BEARING LIABILITIES:
Checking accounts	222	41	181	859	(143)	1,002
Money market accounts	980	558	422	9,618	4,219	5,399
Savings deposits	452	31	421	463	(61)	524
Time deposits less than $100,000	(1,615)	(1,877)	262	(1,241)	(3,510)	2,269
Time deposits $100,000 or greater	8,123	5,319	2,804	29,721	15,555	14,166
Federal funds purchased	854	867	(13)	2,375	2,029	346
FHLB advances	94	(435)	529	10,567	5,825	4,742
Securities sold under repurchase agreements	3,239	2,162	1,077	12,769	12,386	383
Long-term debt	670	672	(2)	1,889	1,519	370
Total interest expense	13,019	7,338	5,681	67,020	37,819	29,201
CHANGE IN NET INTEREST INCOME	$8,593	$5,101	$3,492	$31,597	$25,274	$6,323

(1)          Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2)          Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

We recorded $3.0 million in provisions for loan losses during the third quarter and first nine months of 2007. This compares with $3.5 million and $8.2 million in loan loss provisions recorded during the third quarter and first nine months of 2006, respectively. The $3.0 million provision for loan losses recorded during the third quarter of 2007 reflects the increase in nonperforming loans from recent historic lows and also our continued loan growth. The Company is monitoring delinquencies and proactively reviewing the credit risk exposure in the loan portfolio to minimize and mitigate potential losses. In consideration of the sustained overall slowness in the housing market, we anticipate the provision for loan losses in the fourth quarter of 2007 to be similar to that of the third quarter of 2007.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Branch fees	$3.84	$2.84	$10.67	$8.27
Net gain on sales of investment securities available-for-sale	2.77	0.68	5.22	2.54
Letters of credit fees and commissions	2.70	2.07	7.69	6.40
Ancillary loan fees	1.40	0.92	4.16	2.84
Net gain on disposal of fixed assets	1.26	—	1.57	0.04
Income from life insurance policies	1.13	0.97	3.16	2.78
Net gain on sale of other real estate owned	—	—	1.34	0.09
Income from secondary market activities	0.27	0.12	1.30	0.49
Other operating income	0.62	0.50	2.18	1.63
Total	$13.99	$8.10	$37.29	$25.08

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

Noninterest income increased 73% to $14.0 million during the three months ended September 30, 2007 from $8.1 million for the same quarter in 2006. For the first nine months of 2007, noninterest income increased 49% to $37.3 million, compared to $25.1 million for the first nine months of 2006. The increase in noninterest income for both the third quarter and first nine months of 2007 can be attributed primarily to higher net gain on sales of investment securities, the net gain on disposal of fixed assets, higher branch fee income, higher letters of credit fees and commissions and higher ancillary loan fees. Included in noninterest income during the third quarter of 2007 was a $1.2 million net gain from the sale of bank premises located in Alhambra, California. During the first quarter of 2007, we also recorded $1.3 million in net gain from the sale of an industrial OREO property located in Northern California. This compares to $88 thousand recorded during the first nine months of 2006.

Branch fees, which represent revenues derived from branch operations, increased 35% to $3.8 million in the third quarter of 2007 from $2.8 million for the same quarter in 2006. Similarly, branch fee income for the first nine months of 2007 increased 29% to $10.7 million, compared to $8.3 million in the prior year period. The increase in branch-related fees for both periods can be attributed primarily to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 31% to

$2.7 million in the third quarter of 2007, from $2.1 million for the corresponding quarter in 2006. For the first nine months of 2007, letters of credit fees and commissions increased 20% to $7.7 million, compared with $6.4 million for the first nine months of 2006. The increase in letters of credit fees and commissions for both periods is primarily due to the higher revenues resulting from the growth in the volume of standby letters of credit during 2007 relative to the prior year as well as an increase in commissions generated from trade finance activities.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income. Ancillary loan fees increased 51% to $1.4 million during the third quarter of 2007, compared to $925 thousand recorded during the same period in 2006. For the first nine months of 2007, ancillary loan fees increased 47% to $4.2 million, compared to $2.8 million for the first nine months of 2006. The increase in ancillary loan fees for both periods is primarily due to a rise in servicing income received related to securitized loans. We have securitized $1.52 billion in single family and multifamily residential real estate loans since the third quarter of 2006.

Net gain on sales of investment securities available-for-sale increased to $2.8 million during the third quarter of 2007, compared to $676 thousand during the same quarter in 2006. During the first nine months of 2007, net gain on sales of available-for-sale securities grew 106% to $5.2 million, from $2.5 million during the same period in 2006. Sales of investment securities during the third quarter and first nine months of 2007 provided additional liquidity to sustain the increase in our loan production activity.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, increased 23% to $621 thousand during the third quarter of 2007, from $504 thousand recorded during the same quarter of 2006. For the first nine months of 2007, other noninterest income increased 33% to $2.2 million, compared to $1.6 million during the first nine months of 2006.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Compensation and employee benefits	$22.08	$18.59	$63.51	$50.59
Occupancy and equipment expense	6.66	5.60	18.58	15.73
Deposit-related expenses	1.69	2.37	5.24	7.02
Amortization of premiums on deposits acquired	1.77	1.69	4.82	5.31
Amortization of investments in affordable housing partnerships	1.02	1.56	3.52	4.28
Data processing	1.35	0.89	3.40	2.68
Deposit insurance premiums and regulatory assessments	0.35	0.34	1.02	1.02
Other operating expenses	12.22	10.91	32.63	30.64
Total	$47.14	$41.95	$132.72	$117.27

Efficiency Ratio (1)	38%	37%	37%	36%

(1)          Represents noninterest expense (excluding the amortization of intangibles and investments in afffordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 12% to $47.1 million during the third quarter of 2007, from $41.9 million for the same quarter in 2006. For the first nine months of 2007, noninterest expense increased 13% to $132.7 million, compared with $117.3 million during the same period in 2006.

Compensation and employee benefits increased 19% to $22.1 million during the third quarter of 2007, compared to $18.6 million for the same quarter in 2006. For the first nine months of 2007, compensation and employee benefits increased 26% to $63.5 million, compared with $50.6 million for the first nine months of 2006. The increase in compensation and employee benefits expense for both periods is primarily due to the addition of personnel throughout the year to support the Bank’s continued growth as well as the impact of annual salary adjustments and related cost increases for existing employees. Increased staffing levels resulting from the acquisition of DCB in August 2007 further contributed to higher compensation expense for the third quarter of 2007, relative to the same quarter in 2006. We anticipate compensation and employee benefit expenses to increase further during the fourth quarter of 2007 as a result of the full impact of the DCB acquisition during the period.

Occupancy and equipment expenses increased 19% to $6.7 million during the third quarter of 2007, compared with $5.6 million during the same period in 2006. For the first nine months of 2007, occupancy and equipment expenses totaled $18.6 million, an 18% increase from the $15.7 million incurred during the first nine months of 2006. The increase in occupancy expenses for both periods can be attributed to several new leases that we entered into during the past year. Due to our continuing growth and expansion, we entered into several new leases during 2006 and 2007 related primarily to new branch locations, including the Hong Kong branch, as well as additional administrative locations. Further contributing to the increase in occupancy and equipment expenses for the third quarter of 2007 are the nine branch locations acquired from DCB. Similar to compensation and employee benefits, we anticipate occupancy and equipment expenses to increase during the fourth quarter as a result of the acquisition of DCB in August 2007.

The amortization of premiums on deposits acquired increased 4% to $1.8 million during the third quarter of 2007, compared with $1.7 million for the corresponding quarter of 2006. The increase in amortization expense during the third quarter of 2007 is due to additional deposit premiums of $14.9 million recorded in connection with the acquisition of DCB in August 2007. For the first nine months of 2007, the amortization of premiums on deposits acquired decreased 9% to $4.8 million, compared to $5.3 million for the same period in 2006. The decrease in amortization expense during the nine months ended September 30, 2007, relative to the same period in 2006, is primarily due to the full amortization of deposit premiums related to the acquisition of American International Bank (“AIB”) which was consummated in January 2000. We initially recorded $6.1 million in deposit premiums in conjunction with the AIB acquisition which were fully amortized in January 2007. Annual amortization expense related to the AIB acquisition was approximately $871 thousand. Premiums on acquired deposits are amortized over their estimated useful lives.

Data processing expenses increased 52% to $1.4 million during the third quarter of 2007, compared with $890 thousand for the corresponding quarter in 2006. For the nine months ended September 30, 2007, data processing expenses increased 27% to $3.4 million, from $2.7 million for the same period in 2006. The increase in data processing expenses for both periods is primarily due to increased transaction volume stemming from our overall growth, both organically and through acquisitions.

Deposit-related expenses decreased 29% to $1.7 million during the third quarter of 2007, compared to $2.4 million for the same quarter last year. For the first nine months of 2007, deposit-related expenses decreased 25% to $5.2 million, from $7.0 million for the first nine months of 2006. Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers, are eventually recouped by the Bank through subsequent account analysis charges to individual customer accounts. The decrease in deposit-related expenses for both periods can be correlated to the decline in the volume of title and escrow deposit balances during 2007 relative to the prior year. This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees. Other operating expenses totaling $12.2 million for the third quarter of 2007 increased from the $10.9 million in other operating expenses recorded during the same period in 2006. Similarly, other operating expenses increased 6% to $32.6 million for the first nine months of 2007, from $30.6 million for the same period in 2006. The increase in other operating expenses can be attributed to the overall growth of the Bank.

Our efficiency ratio increased to 38% for the third quarter of 2007, compared with 37% for the corresponding quarter in 2006. For the first nine months of 2007, the efficiency ratio increased to 37% compared with 36% for the same period in 2006. Despite our continued expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments.

Provision for Income Taxes

The provision for income taxes increased 17% to $26.4 million for the third quarter of 2007, compared with $22.5 million for the same quarter in 2006. For the first nine months of 2007, the provision for income taxes totaled $79.0 million, a 21% increase from the $65.5 million income tax expense recorded for the same period a year ago. The increase in the provision for income taxes is primarily attributable to a 17% and 20% increase in pretax earnings during the third quarter and first nine months of 2007, respectively. The provision for income taxes for the third quarter of 2007 also reflects the utilization of affordable housing tax credits totaling $1.3 million, compared to $1.2 million utilized during the third quarter of 2006. The third quarter of 2007 provision reflects an effective tax rate of 38.9%, compared with 38.8% for the corresponding period in 2006. For the first nine months of 2007, the effective tax rate of 38.9% reflects tax credits of $3.8 million, compared with an effective tax rate of 38.6% for the first nine months of 2006 reflecting tax credits of $3.5 million.

As previously reported, the California Franchise Tax Board announced that it is taking the position that certain tax deductions related to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc., a regulated investment company formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative (“VCI”) offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

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

The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. We continue to pursue these refund claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies. We have considered this claim in our evaluation of uncertain tax positions in accordance with the provisions of FIN 48. Pursuant to the adoption of FIN 48 on January 1, 2007, we recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that we had taken with respect to the tax treatment of RICs. There has been no change to this amount during the quarter and nine months ended September 30, 2007. See Notes 9 and 11 to the condensed consolidated financial statements presented elsewhere herein.

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

Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies. No changes in management structure or reporting methodologies have occurred during the three and nine months ended September 30, 2007 that warrant a restatement of the segment results for the comparable periods in 2006. For more information about our segments, including information about the underlying accounting and reporting process, please see Note 12 to the condensed consolidated financial statements presented elsewhere herein.

Retail Banking

The retail banking segment’s pre-tax income for the third quarter of 2007 remained flat at $28.8 million, compared to $29.0 million for the same period in 2006. For the nine months ended September 30, 2007, pre-tax income for the retail banking segment increased 3% to $89.4 million, from $86.4 million for the same period in 2006. The increase in pre-tax income for the retail banking segment for the first nine months of 2007 is primarily due to a 29% increase in noninterest income partially offset by a 6% increase in noninterest expense. Net interest income for the retail banking segment for the three and nine months ended September 30, 2007 remained flat relative to the same periods in 2006.

Noninterest income for this segment increased 38% to $7.9 million during the third quarter of 2007, from $5.7 million recorded during the same period in 2006. For the first nine months of 2007, noninterest income for the retail banking segment increased 29% to $22.1 million, compared to $17.1 million for the same period in 2006. The increase in noninterest income for both periods is primarily due to fee income growth from loan origination and deposit gathering activities, as well as higher fees earned from alternative investment product offerings at the branches. Loan and deposit fee income from the lending units and nine additional branches acquired from DCB in August 2007 further contributed to the increase in noninterest income for the quarter and nine months ended September 30, 2007.

Noninterest expense for this segment increased 6% to $22.8 million during the third quarter of 2007, compared with $21.6 million recorded during the same period in 2006. For the first nine months of 2007, noninterest expense increased 6% to $66.9 million, from $62.9 million for same period in 2006. The increase in noninterest expense for both periods is primarily due to higher compensation and employee benefits, occupancy expenses and other operating expenses, partially offset by a decrease in commercial deposit-related expenses. The increase in compensation and employee benefits is attributed to higher staffing levels due to the addition of relationship officers and operational personnel throughout the past year. Additionally, the acquisition of DCB in August 2007 also contributed to higher compensation expense for both periods in 2007 relative to the same periods in 2006. Higher occupancy expenses are due primarily to increased expenses associated with several leases entered into during 2006 and 2007 related to new branch locations. Moreover, the nine additional branch locations acquired from DCB in August 2007 further contributed to the increase in occupancy expense during both periods in 2007. The increase in other operating expenses can be attributed predominantly to the overall growth in this segment arising from organic growth as well as recent acquisitions. The decrease in commercial deposit-related expenses can be correlated to lower title and escrow deposit balances during 2007 relative to the same periods in 2006. Title and escrow deposits have been impacted by the current conditions in the housing market which is experiencing an overall slowing both in production and sale.

Commercial Lending

The commercial lending segment’s pre-tax income increased 18% to $26.2 million during the third quarter of 2007, compared with $22.2 million for the same period in 2006. For the first nine months of 2007, pre-tax income for the commercial lending segment increased 17% to $79.2 million, from $68.0 million for the same period in 2006. The primary driver of the increase in pre-tax income for both periods is growth in net interest income. Net interest income increased 26% to $34.4 million during the third quarter of 2007, and 18% to $94.5 million for the first nine months of 2007. The increase in net interest income for both periods is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products. Specifically, the average aggregate balance of all commercial loan categories grew 21% and 22% during the third quarter and first nine months of 2007, respectively, relative to the same periods in 2006.

Noninterest income for this segment decreased 7% to $6.8 million during the third quarter of 2007, compared with $7.4 million recorded in the same quarter of 2006. The decrease in noninterest income for the third quarter of 2007 is primarily due to lower loan origination fees on new loans partially offset by higher letters of credit fees and commissions. For the first nine months of 2007, noninterest income increased 9% to $23.0 million, from $21.1 million for the same period in 2006. The increase in noninterest income for the nine months ended September 30, 2007, relative to the same period in 2006, can be attributed primarily to higher letters of credit fees and commissions as well as higher gains on sales of SBA and other commercial real estate loans.

Noninterest expense for this segment increased 29% to $10.4 million during the third quarter of 2007, from $8.1 million during the same quarter last year. For the first nine months of 2007, noninterest expense for this segment increased 30% to $30.6 million, from $23.6 million for the same period in 2006. The increase in noninterest expense for both periods is predominantly due to higher compensation and employee benefits resulting from the addition of relationship officers and operational personnel to support the continuing growth of the Company.

Treasury

The treasury segment’s pre-tax income increased 82% to $15.7 million during the third quarter of 2007, compared to $8.6 million for the same quarter in 2006. For the first nine months of 2007, pre-tax income for the treasury segment increased 104% to $49.9 million, from $24.5 million for the same period in 2006. Net interest income for this segment increased 20% to $13.7 million during the third quarter of 2007, from $11.4 million during the same quarter in 2006. For the first nine months of 2007, net interest income increased 93% to $45.4 million, compared with $23.6 million for the first nine months of 2006. Net interest income for this segment is directly correlated to net interest earned on investment securities relative to the interest expense paid on brokered deposits, borrowings and long-term debt.

Noninterest income for this segment increased to $2.7 million during the third quarter of 2007, compared to $676 thousand for the same period in 2006. For the first nine months of 2007, noninterest income increased to $5.2 million, compared with $2.5 million for the same period in 2006. The increase in noninterest income for both periods in 2007 can be attributed almost entirely to higher net gains on sales of investment securities relative to the same periods in 2006.

Noninterest expense for this segment increased 90% to $734 thousand during the third quarter of 2007, from $388 thousand during the same quarter in 2006. For the first nine months of 2007, noninterest expense for this segment increased 46% to $1.5 million, from $1.0 million during the same period in 2006. The increase in noninterest expense for both periods in 2007, relative to the same periods in 2006 is primarily due to a $405 thousand impairment charge recorded on a trust preferred security in July 2007.

Residential Lending

The residential lending segment’s pre-tax income increased 16% to $2.1 million during the third quarter of 2007, compared with $1.8 million during the same quarter in 2006. For the first nine months of 2007, pre-tax income for both periods is primarily due to a decrease in noninterest expense partially offset by decreases in net interest income and noninterest income. Net interest income for this segment decreased 9% to $3.3 million during the third quarter of 2007, compared to $3.6 million for the same quarter in 2006. For the first nine months of 2007, net interest income decreased 3% to $10.7 million, compared with $11.0 million for the corresponding period in 2006. The decrease in net interest income for both periods is primarily due to the overall slowdown in the housing and mortgage markets which has adversely impacted our loan production efforts in the residential lending sector.

Noninterest income for this segment decreased 2% to $913 thousand during the third quarter of 2007, compared to $932 thousand recorded during the third quarter of 2006. For the first nine months of 2007, noninterest income for this segment decreased 23% to $2.3 million, compared to $3.0 million earned during the first nine months of 2006. The net decrease in noninterest income during both periods is primarily due to lower fees collected on single family and multifamily loan products resulting from the downturn in the housing and mortgage markets.

Noninterest expense for this segment declined 22% to $1.4 million during the three months ended September 30, 2007, from $1.9 million during the same period in 2006. For the first nine months of 2007, noninterest expense declined 19% to $4.5 million, from $5.5 million for the same period in 2006. The decrease in noninterest expense for both periods is due to lower compensation and employee benefits and other operating expenses in response to the unfavorable economic and market conditions in this business segment.

Balance Sheet Analysis

Our total assets slightly increased to $11.64 billion, or 8%, at September 30, 2007 from $10.82 billion at December 31, 2006. The increase is comprised predominantly of growth in available-for-sale securities of $315.0 million, net loans receivable of $284.6 million, goodwill of $110.6 million, core deposit premiums of $10.1 million, securities purchased under resale agreements of $50.0 million, partially offset by a decrease in cash and cash equivalents of $25.3 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements with terms that range from one day to several years. Total resale agreements increased to $150.0 million as of September 30, 2007, compared with $100.0 million as of December 31, 2006, all of which are long-term agreements. The $150.0 million balance of resale agreements as of September 30, 2007 is comprised of two agreements. The first agreement amounting to $100.0 million was entered into in January 2007 and has a 10-year term. The interest rate is fixed at 8.00% for the first two years and thereafter becomes floating rate.

The second agreement, amounting to $50.0 million, was entered into by the Company in May 2007. This resale agreement has a term of fifteen years with an interest rate that is fixed at 10.00% for the first two years and thereafter becomes floating rate. This resale agreement replaced a security in the amount of $50.0 million that was called by the counterparty in May 2007. In September 2007, a long-term resale agreement in the amount of $50.0 million was called by the counterparty.

Purchases of securities under resale agreements are overcollateralized to ensure against unfavorable market price movements. We monitor the market value of the underlying securities which collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, our counterparty is required to pledge additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. The collateral for resale agreements consists of U.S. government sponsored enterprise mortgage-backed securities and debt securities held in safekeeping by a third party custodian.

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 19% to $1.96 billion as of September 30, 2007, compared with $1.65 billion at December 31, 2006. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $972.0 million and $423.7 million, respectively, during the nine months ended September 30, 2007. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $646.8 million as well as funding a portion of loan originations made during the first nine months of 2007. We recorded net gains totaling $2.8 million on sales of available-for-sale securities during the third quarter of 2007, compared with $676 thousand during the same quarter last year. For the first nine months of 2007, we recorded net gains totaling $5.2 million, compared with $2.5 million during the first nine months of 2006.

We perform regular impairment analyses on the investment securities available-for-sale portfolio. If we determine that a decline in fair value is other-than-temporary, an impairment writedown is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent on holding the securities until the fair values recover. The investment securities that have been in a continuous unrealized loss position for twelve months as of September 30, 2007 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2007. These unrealized losses are primarily attributable to changes in interest rates and individually were less than 5% of their respective amortized cost basis. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost. Because the Company has the ability and the intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

In July 2007, as a result of our periodic review for impairment, we recorded a $405 thousand writedown on a trust preferred security that was held in the available-for-sale portfolio at an amortized cost of $6.3 million.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of September 30, 2007 and December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2007
U.S. Treasury securities	$2,490	$5	$—	$2,495
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	495,389	293	(6,455)	489,227
U.S. Government sponsored enterprise mortgage-backed securities	519,127	5,299	(1,303)	523,123
Other mortgage-backed securities	775,837	580	(17,314)	759,103
Corporate debt securities	120,422	236	(4,054)	116,604
U.S. Government sponsored enterprise equity securities	33,419	175	(2,869)	30,725
Residual securities	28,176	6,380	—	34,556
Other securities	6,253	4	—	6,257
Total investment securities available-for-sale	$1,981,113	$12,972	$(31,995)	$1,962,090

As of December 31, 2006
U.S. Treasury securities	$2,476	$1	$—	$2,477
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	792,424	2	(2,174)	790,252
U.S. Government sponsored enterprise mortgage-backed securities	258,782	2,781	(1,425)	260,138
Other mortgage-backed securities	494,248	—	(16,477)	477,771
Corporate debt securities	98,003	177	(299)	97,881
U.S. Government sponsored enterprise equity securities	4,648	—	(27)	4,621
Residual securities	12,924	1,032	(16)	13,940
Total investment securities available-for-sale	$1,663,505	$3,993	$(20,418)	$1,647,080

During the third quarter of 2007, we completed two guaranteed mortgage securitization transactions involving both single family and multifamily loans through Fannie Mae. We recorded mortgage servicing assets in conjunction with these securitization transactions as the Bank continues to service the underlying loans. On July 27, 2007, we securitized $67.8 million in multifamily loans resulting in $537 thousand in mortgage servicing assets. On September 26, 2007, we securitized another $277.7 million in single family loans which resulted in $3.3 million in mortgage servicing assets. The resulting securities were retained in our available-for-sale investment portfolio. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, both securitization transactions were accounted for as neither sales nor financings with no gains or losses recorded to operations. As previously mentioned, we plan to securitize additional single family and multifamily loans as part of our ongoing strategy to reduce overall credit risk, enhance liquidity, and manage capital.

We retain residual interests in securitized mortgage loans in connection with our securitization activities. The fair value of residual interests is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities. At September 30, 2007, the fair values of the residual interests totaled $34.6 million based on a weighted average projected prepayment rate of 20%, a weighted average annual expected credit loss rate of 0.06%, and a weighted average discount rate of 11%. As of December 31, 2006, the fair values of residual interests totaled $13.9 million based on a weighted average projected prepayment rate of 26%, a weighted average annual expected credit loss rate of 0.16%, and a weighted average discount rate of 11%.

As a result of our periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), we recorded $638 thousand in impairment charges on residual securities at June 30, 2007. There were no impairment charges recorded on residual securities during the quarter ended September 30, 2007.

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans. Total gross loans increased $293.1 million, or 4%, to $8.56 billion at September 30, 2007, relative to December 31, 2006. Excluding the impact of $414.0 million in gross loans acquired from DCB and $1.07 billion in total on-balance sheet single family and multifamily loan securitizations, organic loan growth was $946.4 million for the first nine months of 2007, representing an increase of 11% (or 15% annualized).

Excluding the impact of the DCB acquisition as well as loan securitizations, the growth in loans is comprised of net increases in single family loans of $109.1 million or 30%, multifamily loans of $95.4 million or 6%, commercial real estate loans of $82.4 million or 2%, construction loans of $291.8 million or 25%, commercial loans of $203.3 million or 21%, and trade finance loans of $181.0 million or 67%. These increases are partially offset by a net decrease in consumer loans of $16.5 million or 10%.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$335,707	3.9%	$365,407	4.4%
Residential, multifamily	778,650	9.1%	1,584,674	19.2%
Commercial and industrial real estate	4,092,208	47.8%	3,766,634	45.6%
Construction	1,523,276	17.8%	1,154,339	14.0%
Total real estate loans	6,729,841	78.6%	6,871,054	83.2%

Other loans:
Commercial business	1,203,790	14.1%	960,375	11.6%
Trade finance	452,752	5.3%	271,795	3.3%
Automobile	24,339	0.3%	9,481	0.1%
Other consumer	147,592	1.7%	152,527	1.8%
Total other loans	1,828,473	21.4%	1,394,178	16.8%
Total gross loans	8,558,314	100.0%	8,265,232	100.0%

Unearned fees, premiums and discounts, net	(6,953)		(4,859)
Allowance for loan losses	(84,565)		(78,201)
Loan receivable, net	$8,466,796		$8,182,172

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets totaled $43.4 million or 0.37% of total assets at September 30, 2007, compared to $19.9 million or 0.18% of total assets at December 31, 2006. Nonaccrual loans amounted to $42.8 million at September 30, 2007 and $17.1 million at December 31, 2006. Approximately 60%, or $25.6 million of total nonaccrual loans at September 30, 2007 were residential construction loans that have been negatively impacted by the overall slowing of the housing market. Our management is proactively assessing the credits in this sector as well as other sectors of our loan portfolio to minimize any potential future losses.

Loans totaling $38.6 million were placed on nonaccrual status during the third quarter of 2007. These additions to nonaccrual loans were offset by $9.1 million in payoffs and principal paydowns, $9.6 million in loans brought current, and $836 thousand in loan chargeoffs. Additions to nonaccrual loans during the third quarter of 2007 were comprised of $22.3 million in construction loans, $6.6 million in commercial real estate loans, $6.2 million in multifamily loans, $1.3 million in single family loans, $1.0 million in commercial business loans, $628 thousand in SBA loans, a $441 thousand trade finance loan, $49 thousand in automobile loans, and $25 thousand in home equity loans.

Loans that were past due 90 days or more were on nonaccrual status as of September 30, 2007 and December 31, 2006.

Restructured loans represent loans that have had their original terms modified. There were no restructured loans as of September 30, 2007 and December 31, 2006.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had one OREO property at September 30, 2007 with a carrying value of $622 thousand, representing a 7-unit apartment building located in Oakland, California. In comparison, we had one OREO property at December 31, 2006 with a carrying value of $2.8 million representing an industrial park property located in Sacramento, California held as collateral for a commercial real estate loan. This property was sold during the first quarter of 2007 for a net gain on sale of $1.2 million.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Nonaccrual loans	$42,788	$17,101
Loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	42,788	17,101

Restructured loans	—	—
Other real estate owned, net	622	2,786
Total nonperforming assets	$43,410	$19,887

Total nonperforming assets to total assets	0.37%	0.18%
Allowance for loan losses to nonperforming loans	197.64%	457.29%
Nonperforming loans to total gross loans	0.50%	0.21%

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

At September 30, 2007, we classified $73.0 million of our loans as impaired, compared with $17.1 million at December 31, 2006. The increase in impaired loans is due to the softening in the housing market. Based on our impairment review, specific reserves on impaired loans amounted to $4.3 million at September 30, 2007. In comparison, there were no specific reserves on impaired loans at December 31, 2006. Our average recorded investment in impaired loans for the nine months ended September 30, 2007 and 2006 were $71.3 million and $10.7 million, respectively. During the nine months ended September 30, 2007 and 2006, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $4.6 million and $642 thousand, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $3.0 million and $210 thousand, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio. In addition to regular, quarterly reviews of the appropriateness of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is appropriate at September 30, 2007, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or net chargeoffs, respectively, during the period. At September 30, 2007, the allowance for loan losses amounted to $84.6 million, or 0.99% of total loans, compared with $78.2 million, or 0.95% of total loans, at December 31, 2006, and $79.1 million, or 0.94% of total loans, at September 30, 2006. The $7.3 million increase in the allowance for loan losses at September 30, 2007 from year-end 2006, is comprised of $3.0 million in additional loss provisions, $4.1 million in loss reserves acquired from DCB, and $853 thousand in net chargeoffs recorded during the period. Loss allowances required for unfunded loan commitments, off-balance sheet credit exposures related to our trade finance lending activities, and recourse provisions related to our securitization transactions, decreased by $824 thousand at September 30, 2007, relative to year-end 2006. The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.4 million at September 30, 2007, compared to $12.2 million at December 31, 2006.

Due to the increase in delinquent and nonperforming loans, partially offset by our increased loan securitization activity, we recorded $3.0 million in loan loss provisions during the third quarter and first nine months of 2007. This compares to $3.5 million and $8.2 million in loss provisions charged to operations during the third quarter and first nine months of 2006, respectively. During the third quarter of 2007, net loan chargeoffs amounted to $853 thousand, or an annualized 0.04% of average loans outstanding during the quarter. This compares to net loan chargeoffs of $132 thousand, representing an annualized 0.01% of average loans outstanding for the corresponding quarter in 2006. For the first nine months of 2007, net loan chargeoffs totaled $1.6 million, or an annualized 0.03% of average loans outstanding during the period. In comparison, net loan chargeoffs amounted to $391 thousand for the first nine months of 2006, representing an annualized 0.01% of average loans outstanding during the period.

The following table summarizes activity in the allowance for loan losses as of the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Allowance balance, beginning of period	$77,280	$75,847	$78,201	$68,635
Allowance from acquisition	4,125	—	4,125	4,084
Net adjustment to allowance for unfunded loan commitments, letters of credit and other recourse provision	1,013	(119)	824	(1,398)
Provision for loan losses	3,000	3,500	3,000	8,166
Chargeoffs:
Commercial business	392	148	1,437	439
Construction	516	—	516	—
Automobile	1	—	1	45
Other consumer	—	4	11	24
Total chargeoffs	909	152	1,965	508

Recoveries:
Residential, single family	—	—	—	2
Commercial and industrial real estate	18	—	18	—
Commercial business	25	12	348	105
Automobile	13	3	14	5
Other consumer	—	5	—	5
Total recoveries	56	20	380	117
Net chargeoffs	853	132	1,585	391
Allowance balance, end of period	$84,565	$79,096	$84,565	$79,096
Average loans outstanding	$8,433,268	$8,166,068	$8,236,948	$7,660,145
Total gross loans outstanding, end of period	$8,558,314	$8,447,766	$8,558,314	$8,447,766
Annualized net chargeoffs to average loans	0.04%	0.01%	0.04%	0.01%
Allowance for loan losses to total gross loans, end of period	0.99%	0.94%	0.99%	0.94%

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The technique of migration analysis essentially looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize a loss horizon of fifteen years to better capture the Bank’s historical loss trends. This loss horizon represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio. Since loss rates derived by the migration model are based predominantly on historical loss trends, they may not be indicative of the actual or inherent loss potential for loan categories that have little or no historical losses. Notwithstanding the increase in nonperforming assets from recent historic lows, our credit quality has remained at very high levels over the past several years and we have experienced minimal or no losses in several segments of our loan portfolio. For this reason, we have deemed it prudent to utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model.

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)

Residential, single family	$2,101	3.9%	$1,438	4.4%
Residential, multifamily	6,038	9.1%	10,315	19.2%
Commercial and industrial real estate	24,724	47.8%	23,792	45.6%
Construction	20,122	17.8%	9,629	14.0%
Commercial business	16,945	14.1%	16,750	11.6%
Trade finance	13,890	5.3%	15,538	3.3%
Automobile	286	0.3%	92	0.1%
Other consumer	459	1.7%	647	1.8%
Total	$84,565	100.0%	$78,201	100.0%

Deposits

Deposit growth remains challenging as we continue to experience heightened market competition. Deposits increased 3% to $7.48 billion at September 30, 2007, from $7.24 billion at December 31, 2006, largely due to $506.6 million in deposits acquired from DCB. Deposit growth was comprised of increases in savings accounts of $132.1 million or 35%, time deposits of $117.0 million or 3%, and $19.0 million in noninterest-bearing demand deposits or 1%. These increases were partially offset by decreases in interest-bearing checking accounts of $17.4 million or 4%, and money market accounts of $7.5 million or 1%. Core deposits, or non-time deposit accounts, amounted to $3.58 billion at September 30, 2007, representing 48% of total deposits, with time deposits representing the remaining 52%. This is consistent with our core deposit ratio of 48% at year-end 2006.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30,	December 31,
	2007	2006
	(In thousands)

Noninterest-bearing demand	$1,372,694	$1,353,734
Interest-bearing checking	432,827	450,201
Money market	1,273,191	1,280,651
Savings	504,667	372,546
Total core deposits	3,583,379	3,457,132
Time deposits:
Less than $100,000	954,396	1,012,401
$100,000 or greater	2,940,500	2,765,509
Total time deposits	3,894,896	3,777,910
Total deposits	$7,478,275	$7,235,042

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one to three business days from the transaction date. At September 30, 2007, federal funds purchased amounted to $165.9 million, representing a 10% increase from the $151.0 million balance at December 31, 2006. Similarly, FHLB advances also increased 28% to $1.45 billion at September 30, 2007, compared to $1.14 billion at December 31, 2006. As of September 30, 2007, overnight FHLB advances amounted to $540.0 million, a 135% increase from the $230.0 million balance at December 31, 2006. To help fund our loan origination activity throughout the year, we have entered into two separate FHLB term advances totaling $70.0 million during the first nine months of 2007. The first transaction, which we entered into in March 2007 and amounted to $20.0 million, had a two-year maturity term and a fixed rate of 4.90%. In August 2007, we entered into another FHLB advance totaling $50.0 million, also with a maturity term of two years and a fixed rate of 4.80%. In conjunction with the acquisition of DCB, we assumed a $10.0 million FHLB advance with a two-year maturity term and a fixed rate of 5.04%. FHLB advances amounting to $326.5 million matured during the third quarter of 2007.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements increased to $1.00 billion at September 30, 2007, compared with $975.0 million at December 31, 2006. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

The net increase in repurchase agreements at September 30, 2007 is primarily due to a new ten-year repurchase agreement in the amount of $50.0 million partially offset by the termination of $30.0 million agreement by the counterparty. The new $50.0 million repurchase agreement was entered into in September 2007 and has a term of ten years and an interest rate that is initially fixed at 50 basis points for the first three months. Thereafter, the rate is subject to a quarterly floating rate, subject to a specified floor and cap rate. Additional collateral may be requested from the counterparty when determined to be appropriate. The Company may also have to provide additional collateral for the repurchase agreement, as necessary.

The $30.0 million repurchase agreement that was called by the counterparty in August 2007 had a term of ten years and an interest rate that was initially floating for the first two years.

All of the other existing long-term repurchase agreements have a term of ten years. The rates are all initially floating rate for a period of time ranging from six months to three years. Thereafter, the rates are fixed for the remainder of the term.

During August 2007, we also assumed $5.1 million in overnight repurchase agreements with customers in conjunction with the DCB acquisition. As of September 30, 2007, the Company had $5.3 million in overnight repurchase agreements with customers with interest rates ranging from 4.75% to 5.00%.

Long-Term Debt

As of September 30, 2007, long-term debt increased 28% to $235.6 million, compared to $184.0 million at December 31, 2006. Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with our various trust preferred securities offerings. As previously mentioned, the increase in long-term debt at September 30, 2007 is due to additional issuances of junior subordinated debt securities totaling $50.0 million in two separate pooled trust preferred offerings during the first and third quarters of 2007. Similar to previous offerings, these securities were issued through newly formed statutory business trusts that are wholly-owned subsidiaries of the Company. The proceeds from the debt securities are loaned by the trusts to the Company and are included in long-term debt in the accompanying condensed consolidated statement of financial condition. The junior subordinated debt issued qualifies as Tier I capital for regulatory reporting purposes.

The securities for East West Capital Trust VIII, amounting to $20.0 million, have a 30-year scheduled maturity on June 6, 2037  and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis. At September 30, 2007, the interest rate on the securities issued by Trust VIII was 7.10%.

The securities for East West Capital Trust IX, totaling $30.0 million, have a 30-year scheduled maturity on August 15, 2037  and bear interest at a per annum rate based on the three-month Libor plus 190 basis points, payable on a quarterly basis. At September 30, 2007, the interest rate on the securities issued by Trust IX was 7.59%.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of September 30, 2007, our significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the Condensed Consolidated Statement of Financial Condition presented elsewhere herein. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$3,861,083	$273,506	$62,790	$93,244	$3,583,379	$7,874,002
Federal funds purchased	165,973	—	—	—	—	165,973
FHLB advances	757,442	710,534	63,005	3,356	—	1,534,337
Securities sold under repurchase agreements	45,618	79,557	79,557	1,143,174	—	1,347,906
Notes payable	—	—	—	—	14,911	14,911
Long-term debt obligations	17,488	34,977	34,977	533,030	—	620,472
Operating lease obligations	10,446	18,409	15,104	33,244	—	77,203
Unrecognized tax benefits		471,221				471,221
Total contractual obligations	$4,858,050	$1,588,204	$255,433	$1,806,048	$3,598,290	$12,106,025

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. A schedule of significant commitments to extend credit to customers as of September 30, 2007 is as follows:

Commitments
Outstanding
(In thousands)

Undisbursed loan commitments	$2,836,783
Standby letters of credit	529,910
Commercial letters of credit	59,852

Capital Resources

Our primary source of capital is the retention of net after tax earnings. At September 30, 2007, stockholders’ equity totaled $1.17 billion, a 14% increase from $1.02 billion as of December 31, 2006.

The increase is comprised of the following: (1) net income of $123.9 million recorded during the first nine months of 2007; (2) stock compensation costs amounting to $4.9 million related to grants of restricted stock and stock options; (3) tax benefits of $7.2 million resulting from the exercise of nonqualified stock options; (4) tax benefits of $192 thousand resulting from the vesting of restricted stock; (5) net issuance of common stock totaling $10.3 million, representing 953,268 shares, pursuant to various stock plans and agreements; and (6) net issuance of common totaling $78.5 million, representing 2,032,816 shares, pursuant to the acquisition of DCB in August 2007.

These transactions were offset by (1) $895 thousand in net unrealized losses on available-for-sale securities; (2) a change in accounting principle pursuant to the adoption of FIN 48 amounting to $4.6 million; (3) payment of quarterly cash dividends totaling $18.3 million for the first nine months of 2007; (4) purchase of treasury shares related to vested restricted stock amounting to $814 thousand, representing 22,267 shares; and (5) purchase of treasury shares in connection with Board authorized repurchase programs totaling $53.1 million, representing 1,375,000 shares.

We are subject to risk-based capital regulations adopted by federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  At September 30, 2007, the Bank’s Tier 1 and total capital ratios were 8.8% and 10.4%, respectively, compared to 9.4% and 11.1%, respectively, at December 31, 2006.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at September 30, 2007 to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	10.6%	10.4%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.0%	8.8%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.9%	8.7%	4.0%	5.0%

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

During the first nine months of 2007, we experienced net cash inflows from operating activities of $160.7 million, compared to net cash inflows of $77.8 million for the first nine months of 2006. Net cash inflows from operating activities for the first nine months of 2007 and 2006 were primarily due to the net income earned during the period.

Net cash outflows from investing activities totaled $243.8 million for the first nine months of 2007 were due to net loan growth and purchases of investment securities, resale agreements and FHLB stock repayments. These factors were partially offset by maturities, redemptions, and sales of investment securities. During the same period in 2006, net cash outflows from investing activities totaling $1.54 billion were primarily due to the growth in our loan portfolio and purchases of available-for-sale securities and resale agreements. These factors were partially offset by repayments, maturities, redemptions, and net sales proceeds from investment securities.

We experienced net cash inflows from financing activities of $57.8 million for the first nine months of 2007 primarily due to the net proceeds received from FHLB advances, securities sold under repurchase agreements, federal funds purchased, and long-term debt. These factors were partially offset by a net decrease in deposits, purchases of treasury shares in connection with our Board authorized stock repurchase program, and dividends paid on our common stock. During the same period in 2006, proceeds from FHLB advances, securities sold under repurchase, federal funds purchased, and long-term debt as well as deposit growth accounted for net cash inflows from financing activities totaling $1.49 billion.

 As a means of augmenting our liquidity sources, we have available a combination of borrowing sources comprised of  FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate. At September 30, 2007, we are not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2007 and 2006, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $65.3 million and $8.9 million respectively. The large increase in dividend payment by the Bank to the Company during the first nine months of 2007 is primarily due to the share repurchases totaling $53.1 million in connection with the Board authorized stock repurchase program announced during the first nine months of 2007. As of September 30, 2007, approximately $308.2 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2007 and December 31, 2006, assuming a parallel shift of 100 to 200 basis points in either directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	September 30,	December 31,	September 30,	December 31,
(Basis Points)	2007	2006	2007	2006
+200	7.0%	0.2%	(5.7)%	(11.1)%
+100	4.5%	2.6%	1.6%	(1.8)%
-100	(4.9)%	(2.3)%	(5.9)%	(3.8)%
-200	(9.2)%	(5.0)%	(12.3)%	(9.3)%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2007 and December 31, 2006. At September 30, 2007 and December 31, 2006, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2007. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							September 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2007
	(Dollars in thousands)
Assets:
Federal funds sold	$16,770						$16,770	$16,770
Weighted average rate	5.36%						5.36%

Securities purchased under resale agreements		$150,000					$150,000	$157,993
Weighted average rate		8.67%					8.67%

Investment securities available-for-sale (fixed rate)	$99,719	$69,690	$49,690		$19,690	$390,460	$629,249	$620,107
Weighted average rate	4.61%	5.36%	5.20%		5.15%	7.15%	6.33%

Investment securities available-for-sale (variable rate) (1)	$1,160,137	$134,451	$34,335	$16,130	$3,165	$3,646	$1,351,864	$1,341,983
Weighted average rate	5.70%	5.68%	5.38%	6.20%	6.13%	5.42%	5.70%

Total gross loans	$6,216,511	$928,354	$669,693	$359,465	$143,465	$240,826	$8,558,314	$8,725,627
Weighted average rate	7.93%	6.76%	6.78%	6.97%	7.06%	6.32%	7.60%

Liabilities:
Checking accounts	$432,827						$432,827	$432,827
Weighted average rate	1.55%						1.55%

Money market accounts	$1,273,191						$1,273,191	$1,273,191
Weighted average rate	3.85%						3.85%

Savings deposits	$504,668						$504,668	$504,668
Weighted average rate	1.51%						1.51%

Time deposits	$3,711,268	$136,008	$35,132	$4,666	$7,315	$506	$3,894,895	$3,884,650
Weighted average rate	4.59%	4.64%	3.64%	4.79%	5.01%	4.19%	4.58%

Federal funds purchased	$165,910						$165,910	$165,910
Weighted average rate	5.31%						5.31%

FHLB overnight advances (variable rate)	$540,000						$540,000	$540,000
Weighted average rate	5.10%						5.10%

FHLB term advances (fixed rate)	$175,404	$465,000	$210,000	$55,000	$5,000	$3,000	$913,404	$920,132
Weighted average rate	5.24%	5.05%	4.93%	5.20%	4.46%	4.44%	5.06%

Securities sold under repurchase agreements	$995,000						$995,000	$966,574
Weighted average rate	4.00%						4.00%

Short term Repo	$5,837						$5,837	$5,837
Weighted average rate	4.96%						4.96%

Subordinated debt	$75,000						$75,000	$81,213
Weighted average rate	6.48%						6.48%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$25,737
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$139,178						$139,178	$143,950
Weighted average rate	7.40%						7.40%

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

In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”). The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e., equity call option) that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams. The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005. The fair value of both the embedded derivatives and equity swap agreements amounted to $27.3 million and $15.1 million at September 30, 2007 and December 31, 2006, respectively. The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts is provided by a third party that is determined based on the change in value of the HSCEI and the volatility of the option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. The increase in the fair value of the derivative contracts since December 31, 2006 can be attributed to a 65% increase in the index value combined with a 31% increase in the implied volatility of the HSCEI call options as of September 30, 2007, relative to year-end 2006.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Asset Liability and Market Risk Management.”

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2007. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes to our risk factors as presented in the Company’s 2006 Form 10-K under the heading “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Repurchases of the Company’s securities during the third quarter of 2007 are as follows:

			Total Number	Approximate Dollar
	Total	Weighted	of Shares	Value (in Millions) of Stock
	Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
July 31, 2007	100,000	$36.63	100,000	$30.5
August 31, 2007	100,000	36.65	100,000	26.9
September 30, 2007	—	—	—	26.9
Total	200,000	$36.64	200,000	$26.9

(1)	Excludes 93,268 in repurchased shares totaling $3.4 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.
(2)

During the first quarter of 2007, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $80.0 million of its common stock. This repurchase program has no expiration date and, to date, 1,375,000 shares have been purchased under this program.

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

Dated: November 7, 2007

EAST WEST BANCORP, INC.

	By:	/s/ Julia Gouw
JULIA GOUW
Executive Vice President and
Chief Financial Officer