Form 10-K
period 2007-12-31
EAST WEST BANCORP INC
filed 2008-02-29
CIK 1069157

Use these links to rapidly review the document
EAST WEST BANCORP, INC. 2007 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-24939

EAST WEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4703316 (I.R.S. Employer Identification No.)
135 North Los Robles Ave., 7th Floor, Pasadena, California (Address of principal executive offices)	91101 (Zip Code)
Registrant's telephone number, including area code: (626) 768-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ "Global Select Market"

Securities registered pursuant to Section 12(g) of the Act:
NONE

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

            The aggregate market value of the registrant's common stock held by non-affiliates is approximately $2,323,614,678 (based on the June 30, 2007 closing price of Common Stock of $38.88 per share).

            As of January 31, 2008, 63,144,384 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Stockholders – Part III

EAST WEST BANCORP, INC.
2007 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

            Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings and financial condition. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. Such risk and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

  •
  changes in our borrowers' performance on loans;
  •
  changes in the commercial and consumer real estate markets;
  •
  changes in our costs of operation, compliance and expansion;
  •
  changes in the economy, including inflation;
  •
  changes in government interest rate policies;
  •
  changes in laws or the regulatory environment;
  •
  changes in the equity and debt securities markets; and
  •
  acts of terrorism or natural disasters such as earthquakes or floods.

            For a more detailed discussion of some of the factors that might cause such differences, see "ITEM 1A. RISK FACTORS." The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.    BUSINESS

Organization

            East West Bancorp, Inc.    East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company" or "we") is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the "Bank". The Bank is the Company's principal asset. In addition to the Bank, the Company has ten other subsidiaries, namely East West Insurance Services, Inc., East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III, East West Capital Trust IV, East West Capital Trust V, East West Capital Trust VI, East West Capital Trust VII, East West Capital Trust VIII, and East West Capital Trust IX.

            East West Insurance Services, Inc.    On August 22, 2000, East West completed the acquisition of East West Insurance Services, Inc. (the "Agency") in a stock exchange transaction. The Agency provides business and consumer insurance services to the Southern California market. The Agency runs its operations autonomously from the operations of the Company. The operations of the Agency are limited and are not deemed material in relation to the overall operations of the Company.

            Other Subsidiaries of East West Bancorp, Inc.    The Company has established nine other subsidiaries as statutory business trusts, East West Capital Trust I and East West Capital Trust II in 2000, East West Capital Statutory Trust III in 2003, East West Capital Trust IV and East West Capital Trust V in 2004, East West Capital Trust VI in 2005, East West Capital Trust VII in 2006, and East West Capital Trusts VIII and IX in 2007, collectively referred to as the "Trusts". In nine separate private placement transactions, the Trusts have issued either fixed or variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. In accordance with Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN No. 46R"), the Trusts are not consolidated into the accounts of the Company.

            East West's principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West's principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West's other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2007, the Company had $11.85 billion in total consolidated assets, $8.75 billion in net consolidated loans, and $7.28 billion in total consolidated deposits.

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

            At December 31, 2007, the Bank had three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. The secondary subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The third subsidiary, East West Mortgage Securities, LLC, is a California limited liability company organized by the Bank in September 2002. East West Mortgage Securities, LLC acts primarily as a special purpose entity in connection with the Bank's private label securitization activities.

            Acquisitions of existing banks have contributed to the Bank's growth. We continue to look for opportunities to expand the Bank's branch network by acquiring other financial institutions to diversify our customer base in order to compete for new deposits and loans, and to serve our customers effectively by providing them with a wide array of financial solutions, products and services.

            On September 6, 2005, the Bank completed its acquisition of United National Bank ("UNB"), a commercial bank headquartered in San Marino, California. The purchase price was $177.9 million with sixty percent paid in stock and the remainder in cash. UNB provided community banking services through eleven branches, with eight located in Southern California, two in Northern California and one in Houston, Texas. The Bank acquired approximately $666.7 million in net loans receivable and assumed $865.1 million in deposits through this acquisition.

            On March 17, 2006, the Bank completed its acquisition of Standard Bank, a federal savings bank headquartered in Monterey Park, California. The purchase price was $200.3 million with sixty-seven percent paid in stock and the remainder in cash. Standard Bank provided banking services to the community through six branches in the Los Angeles metropolitan area. The Bank acquired approximately $487.1 million in net loans receivable and assumed $729.0 million in deposits through this acquisition.

            On August 17, 2007, the Bank completed the acquisition of Desert Community Bank ("DCB"), a commercial bank headquartered in Victorville, California. The purchase price was $142.7 million with fifty-five percent of the merger consideration paid in East West Bancorp common stock and the remainder in cash. DCB operated through nine branches located throughout the High Desert area of San Bernardino County. The Bank acquired approximately $406.1 million in net loans receivable and assumed $506.7 million in deposits through this acquisition. These nine branches are operated under the name Desert Community Bank, a division of East West Bank.

            The Bank has also grown through strategic partnerships and additional branch locations. On August 30, 2001, the Bank entered into an exclusive ten-year agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with 23 full service stores in California, two in Washington, and affiliated licensee stores in Arizona, Georgia, Hawaii, Nevada, and Indonesia. Tawa Supermarket Companies or "Tawa" is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services to nine 99 Ranch Market locations in Southern California and one in Northern California.

            The Bank continues to expand its market presence in the international arena. The Bank currently has two overseas representative offices in China. The first office, located in Beijing, was opened on January 20, 2003. The second overseas representative office was opened on August 10, 2007, and is located in Shanghai. Both representative offices serve to further develop the Bank's existing international banking capabilities. In addition to facilitating traditional letters of credit and trade finance business, the Beijing and Shanghai offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding domestic exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships with a variety of Chinese financial institutions.

            In addition to the Beijing and Shanghai representative offices, the Bank also has a full-service branch in Hong Kong which commenced operations during the first quarter of 2007. The Hong Kong branch is the Bank's first overseas full-service branch office offering a variety of deposit, loan, and international banking products. The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its footprint in the international and global marketplace.

Banking Services

            The Bank was the second largest independent commercial bank headquartered in Southern California as of December 31, 2007, and one of the largest banks in the United States that focuses on the Chinese-American community. Through its network of 72 banking locations, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

            The Bank's lending activities include residential and commercial real estate, construction, commercial, trade finance, accounts receivable, small business administration ("SBA"), inventory and working capital loans. It provides commercial loans to small and medium-sized businesses with annual revenues that generally range from several million to $200 million. In addition, the Bank provides short-term trade finance facilities for terms of less than one year primarily to U.S. importers and manufacturers doing business in the Asia Pacific region. The Bank's commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses.

Market Area and Competition

            The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, San Bernardino County, and the greater San Francisco Bay area, including San Mateo County, the Silicon Valley area of Santa Clara County, and Alameda County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent years. According to information provided by the U.S. Census Bureau's 2006 American Community Survey, there were an estimated 4.6 million Asians and Pacific Islanders residing in California, or 12.7% of the total population. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets and cultures, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. The Bank is also committed to expanding its customer base to other high growth communities in Southern California. Through its acquisition of DCB in August 2007, the Bank firmly established its presence in the High Desert area of San Bernardino County.

            The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in laws and regulation, changes in technology and product delivery systems, as well as continuing consolidation and nationwide expansion among financial services providers.

            The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and offer a broader range of financial services than the Bank. The Bank has 70 branches in California located in the following counties: Los Angeles, Orange, San Bernardino, San Francisco, San Mateo, Santa Clara and Alameda. Additionally, the Bank has one branch in Houston, Texas as a result of the UNB acquisition in September 2005.

Recently Issued Accounting Standards

            For a discussion of recent accounting pronouncements and their expected impact on the Company's consolidated financial statements, refer to Note 1 – "Recent Accounting Pronouncements" in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Economic Conditions, Government Policies, Legislation, and Regulation

            The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

            The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

            From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. The Company cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

            Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets and the expectation of a general economic downturn in 2008. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. The values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline in 2008. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. There is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.

Supervision and Regulation

            General.    The Company and the Bank are extensively regulated under both federal and state laws. Regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund ("DIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and not for the benefit of stockholders. Set forth below is a brief description of key laws and regulations which relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

            The Company.    As a bank and financial holding company, the Company is subject to regulation and examination by the FRB under the BHCA. Accordingly, the Company is subject to the FRB's authority to:

  •
  require periodic reports and such additional information as the FRB may require
  •
  require the Company to maintain certain levels of capital. See "Capital Standards"
  •
  require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.
  •
  terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary.
  •
  regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations
  •
  approve acquisitions and mergers with banks and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

    Nonbanking and Financial Activities

            Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior FRB approval pursuant to its election to become a financial holding company. Pursuant to the Gramm-Leach-Bliley Act of 1999 ("GLBA"), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act ("CRA"). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

            The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions ("DFI").

    Securities Registration

            The Company's securities are registered with the Securities Exchange Commission ("SEC") under the Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

    The Sarbanes-Oxley Act

            The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

  •
  required executive certification of financial presentations;
  •
  increased requirements for board audit committees and their members;
  •
  enhanced disclosure of controls and procedures and internal control over financial reporting;
  •
  enhanced controls over, and reporting of, insider trading; and
  •
  increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

            The Bank.    As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI and by the FRB as the Bank's primary federal regulator. As a member bank, the Bank is a stockholder of the Federal Reserve Bank of San Francisco (the "Reserve Bank"). If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank's deposits, have residual authority to:

  •
  require affirmative action to correct any conditions resulting from any violation or practice;
  •
  direct an increase in capital;
  •
  restrict the Bank's growth geographically, by products and services or by mergers and acquisitions;
  •
  enter into informal nonpublic or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action;
  •
  remove officers and directors and assess civil monetary penalties; and
  •
  take possession and close and liquidate the Bank.

    Permissible Activities and Subsidiaries

            California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called "closely related to banking" or "nonbanking" activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to GLBA, the Bank may conduct certain "financial" activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains "well-capitalized," "well-managed" and in satisfactory compliance with the CRA. Presently, none of the Bank's subsidiaries are financial subsidiaries.

            In September, 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided in GLBA for securities activities which banks may conduct without registering with the SEC as securities broker or moving such activities to a broker-dealer affiliate. The FRB's final Regulation R provides exceptions for networking arrangements with third-party broker-dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which will not be effective until 2009, are not expected to have a material effect on the current securities activities which the Bank currently conducts for its customers.

    Interstate Banking and Branching

            Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies and banks generally have the ability to acquire or merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home state. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently has one interstate branch in Houston, Texas.

    Federal Home Loan Bank System

            The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2007, the Bank was in compliance with the FHLB's stock ownership requirement and our investment in FHLB capital stock totaled $85.0 million.

    Federal Reserve System

            The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2007, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the Reserve Bank. At December 31, 2007, the Bank held an investment of $21.7 million in capital stock.

    Foreign Operations

            The Bank has a full-service branch in Hong Kong and representative offices in Beijing and Shanghai, China.

    Dividends and Other Transfers of Funds

            Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $340.6 million at December 31, 2007. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal Prompt Corrective Action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Capital Standards."

    Capital Standards

            At December 31, 2007, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk-Based Capital" and Note 22 to the consolidated financial statements for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2007.

            The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. "Tier II capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. "Tier III capital" consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%.

            An institution's risk-based capital, leverage capital and tangible capital ratios together determine the institution's capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated "well-capitalized," the minimum leverage ratio of Tier I capital to total assets must be 3%.

            The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, is optional for others, and must be complied with in a "parallel run" for two years along with the existing Basel I standards. A separate rule is expected to be released and issued in final form by the federal regulatory agencies in 2008 which will offer U.S. banks that will not adopt Basel II an alternative "standardized approach under Basel II" option and address concerns that the Basel II framework may offer significant competitive advantages for the largest U.S. and international banks. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks. Further revisions and proposals to the Basel II framework may also occur in response to recent adverse liquidity and securitization developments.

            The Federal Deposit Insurance Act ("FDI Act") gives the federal banking agencies the additional broad authority to take "prompt corrective action" to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

    FDIC Insurance

            The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Federal Deposit Insurance Reform Act of 2006, or FDIRA, and implementing regulations provide for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, including business line concentrations and risk of failure and severity of loss in the event of failure. It is unclear whether the FDIC may need to increase assessments in the near term or longer term to address the risks and costs of any increase in bank failures.

            The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DFI.

    Loans-to-One Borrower Limitations

            With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 25% of the sum of the shareholders' equity, allowance for loan losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15% of the sum of the shareholders' equity, allowance for loan losses, capital notes and debentures of the bank. The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

    Extensions of Credit to Insiders and Transactions with Affiliates

            The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

  •
  a bank or bank holding company's executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);
  •
  any company controlled by any such executive officer, director or shareholder; or
  •
  any political or campaign committee controlled by such executive officer, director or principal shareholder.

            Such loans and leases:

  •
  must comply with loan-to-one-borrower limits;
  •
  require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;
  •
  must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders; and
  •
  must not involve more than the normal risk of repayment or present other unfavorable features.

            In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank's unimpaired capital and unimpaired surplus. California has laws and the DFI has regulations which adopt and also apply Regulation O to the Bank.

            The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies where the Bank's affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

  •
  prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts;
  •
  limit such loans and investments to or in any affiliate individually to 10.0% of the Bank's capital and surplus;
  •
  limit such loans and investments to all affiliate in the aggregate to 20.0% of the Bank's capital and surplus; and
  •
  require such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.

            Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.

    USA PATRIOT Act and Anti-Money Laundering Compliance

            The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for the Company and the Bank.

    Consumer Laws

            The Bank and the Company are subject to many federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

  •
  The Home Ownership and Equity Protection Act of 1994, or HOEPA, which requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be "predatory lending."
  •
  Privacy policies required by federal and state banking laws and regulations which limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.
  •
  The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, which requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

  •
  The Equal Credit Opportunity Act, or ECOA, which generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.
  •
  The Truth in Lending Act, or TILA, which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.
  •
  The Fair Housing Act, which regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.
  •
  The CRA, which requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices; and further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its last examination for CRA compliance, as of May 15, 2006, the Bank was rated "satisfactory."
  •
  The Home Mortgage Disclosure Act, or HMDA, which includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
  •
  The Real Estate Settlement Procedures Act, or RESPA, which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.
  •
  The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

    Regulation of Nonbank Subsidiaries

            Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. East West Insurance Services, Inc. is subject to the licensing and supervisory authority of the California Commissioner of Insurance.

Employees

            East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2007, the Bank had a total of 1,361 full-time employees and 111 part-time employees and the Agency had a total of 13 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

Available Information

            The Company also maintains an internet website at www.eastwestbank.com. The Company makes its website content available for information purposes only. It should not be relied upon for investment purposes.

            We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for its annual shareholders meetings, as well as any amendments to those reports, as soon as reasonably practicable after the Company files such reports with the SEC. The Company's SEC reports can be accessed through the investor information page of its website. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

Executive Officers of the Registrant

            The following table sets forth the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Position with Company or Bank

Dominic Ng	49	Chairman of the Board, President, and Chief Executive Officer of the Company and the Bank
Wellington Chen	48	Executive Vice President and Director of Corporate Banking Division of the Bank
Donald S. Chow	57	President of Desert Community Bank, a Division of the Bank
Robert L. Dingle, Jr.	56	Executive Vice President and Chief Information Officer of the Bank
William H. Fong	60	Executive Vice President and Head of Northern California Commercial Lending Division of the Bank
Agatha Fung	48	Executive Vice President and Head of the International Banking Division of the Bank
Julia S. Gouw	48	Executive Vice President and Chief Financial Officer of the Company and the Bank
Douglas P. Krause	51	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank
Michael W. Lai	57	Executive Vice President and Director of the Retail Banking Division of the Bank
William J. Lewis	64	Executive Vice President and Chief Credit Officer of the Bank

Steven D. Munter	51	Executive Vice President and Director of the Commercial Banking Division of the Bank
David L. Spigner	47	Executive Vice President and Chief Strategic Officer of the Bank
Andy Yen	50	Executive Vice President and Director of the Business Banking Division of the Bank

(1)
As of February 29, 2008

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

            Wellington Chen serves as Executive Vice President and Director of the Corporate Banking Division. Prior to joining East West in 2003, Mr. Chen was Senior Executive Vice President of Far East National Bank (Far East), heading up their Commercial Banking and Consumer Banking groups. He also served on the Board of Directors of Far East. Mr. Chen's career with Far East started in 1986 and included a variety of branch and credit management positions. Prior to that, Mr. Chen spent three years with Security Pacific National Bank where he began his banking career as an asset-based lending auditor. Mr. Chen serves on the Board of Directors of the Pasadena Tournament of Roses Foundation.

            Donald S. Chow serves as President of Desert Community Bank, a division of East West Bank. Mr. Chow has over 30 years of experience in commercial lending. Before joining East West in 1993, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank from 1987 to 1993, and prior to that spent over 14 years with Security Pacific National Bank where he held a number of management positions in the commercial lending area.

            Robert L. Dingle, Jr. serves as Executive Vice President and Chief Information Officer. Prior to joining East West in November 2005, Mr. Dingle held CIO positions at IndyMac Bank, Resource Bancshares, First Union and Directors Mortgage. He also worked with Booz, Allen & Hamilton and Southwest Bancshares. Mr. Dingle has over 25 years of experience in the financial services industry.

            William H. Fong serves as Executive Vice President and Head of the Bank's Northern California Commercial Lending division. Mr. Fong joined East West in April 2006 from United Commercial Bank where he was the Head of Commercial Banking. Prior to this, Mr. Fong spent 23 years with the BNP Paribas/Bank of the West group. His responsibilities as an Executive Vice President with Bank of the West included the oversight of the Pacific Rim Division's Corporate Banking department as well as the strategic planning and development of the division's branch network in Portland, California, Nevada, and representative offices in Taiwan and Shanghai. Before transferring to Bank of the West, Mr. Fong spent 20 years with BNP Paribas as Director of the Asia Desk. Mr. Fong is a member of the California Economic Development Commission Goods Movements International Trade Advisory Committee.

            Agatha Fung serves as Executive Vice President and Head of the International Banking division. In October 2005, Ms. Fung joined East West from CITIC International Financial Holdings in Hong Kong where she held positions as Head of Business Banking of CITIC Ka Wah Bank and Chief Executive Officer and Executive Director of HKCB Finance. Ms. Fung has over 20 years of banking experience and has also held senior management positions at Standard Chartered Bank and Citibank in both Hong Kong and Tokyo. Ms. Fung is a member of the Advisory Board for Asia Society Southern California.

            Julia S. Gouw serves as Executive Vice President and Chief Financial Officer of East West Bancorp, Inc. and East West Bank. Prior to joining East West in 1989, Ms. Gouw spent over five years as a CPA with KPMG LLP. She was ranked among the top ten bank CFOs in the nation by U.S. Banker in January 2006. She was also selected on the "Best CFOs in America of 2006" as determined by Institutional Investor magazine. She serves on the Board of Visitors of the UCLA School of Medicine and is the founding chair of the Executive Advisory Board of the Iris Cantor-UCLA Women's Health Center. Ms. Gouw is also on the Board of Directors of Huntington Memorial Hospital.

            Douglas P. Krause serves as Executive Vice President, Chief Risk Officer, General Counsel and Corporate Secretary of East West Bancorp, Inc. and East West Bank. Prior to joining East West in 1996, Mr. Krause was Corporate Senior Vice President and General Counsel of Metrobank from 1991 to 1996. Mr. Krause started his career with the law firms Dewey & LeBoeuf and Jones, Day, Reavis and Pogue where he specialized in financial services. Mr. Krause also serves on the governing boards of the Port of Los Angeles and of the Alameda Corridor Transportation Authority; he is the chairman of the Audit Committees of both Commissions.

            Michael W. Lai serves as Executive Vice President and Director of the Bank's Retail Banking division. Mr. Lai has over 25 years of experience in banking and has held a number of senior management positions. Before joining East West in 2000, Mr. Lai managed several private investments and provided consulting services to various financial institutions related to business organization and financing issues. Prior to that, Mr. Lai served as President, Chief Executive Officer and Director of United Savings Bank from 1994 to 1996, and as Senior Vice President, Chief Credit Officer and Director from 1991 to 1994. Mr. Lai has also worked in various management capacities for financial institutions located in New York and Hong Kong.

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

            Steven D. Munter serves as Executive Vice President and Director of Commercial Banking. Prior to joining East West in November 2006, Mr. Munter spent over 25 years with Bank of America where he held a number of senior management positions, most recently as the Commercial Banking National Credit Products Executive for Government, Healthcare and Institutions. His long standing global career with Bank of America has also included assignments in Central and South America and, for five years in Asia, where he held senior positions with Banc America Securities, Japan.

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

            Andy Yen serves as Executive Vice President and Director of Business Banking Division. Mr. Yen joined the Bank in September 2005 through its merger with United National Bank. Before being promoted to President of UNB in 2001, Mr. Yen was the Executive Vice President from 1998 to 2000 and Senior Vice President from 1992 to 1997, overseeing both the operations and lending functions of UNB. Mr. Yen also served as a member of the Board of Directors of UNB from 1992 to 2005. Mr. Yen has over 20 years experience in commercial and real estate lending and also held positions at Tokai Bank of California and Trans National Bank before he joined UNB.

ITEM 1A. RISK FACTORS

Risk Factors That May Affect Future Results

            Together with the other information on the risks we face and our management of risk contained in this Annual Report or in our other SEC filings, the following presents significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

            Changes in economic conditions could materially hurt our business.    Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions could result in one or more of the following consequences:

  •
  problem assets and foreclosures may increase;
  •
  demand for our products and services may decline;
  •
  low cost or noninterest bearing deposits may decrease; and
  •
  collateral for loans made by us, especially real estate, may decline in value. In view of the concentration of our operations and the collateral securing our loan portfolio in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California where our business is concentrated.

            Recent negative developments in the financial industry and U.S. and global credit markets may impact our operations and results.    Negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2008. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

            Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.    Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact the Company's access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

            Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.    A substantial portion of our income is derived from the differential or "spread" between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Significant fluctuations in market interest rates could materially and adversely affect not only our net interest spread, but also our asset quality and loan origination volume.

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

            The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.    As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards. (See "Capital Standards.")

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

            Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.    A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

            Managing reputational risk is important to attracting and maintaining customers, investors and employees.     Threats to the Company's reputation can come from many sources, including unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

            The Bank owns the buildings and land at 23 of its retail branch offices. Eight of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2008 to 2020, exclusive of renewal options.

            Due to the Bank's continuing growth and expansion, we entered into several new leases during 2007 related primarily to new branch locations. The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

            At December 31, 2007, the Bank's consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $64.9 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2007 was $25.6 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $10.3 million during 2007.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

            East West Bancorp, Inc. commenced trading on the NASDAQ Global Select Market on February 8, 1999 under the symbol "EWBC." The following table sets forth the range of sales prices for the Company's common stock for the years ended December 31, 2007 and 2006.

	2007		2006
	High	Low	High	Low
First quarter	$38.96	35.26	$39.59	34.83
Second quarter	41.86	35.31	41.75	36.56
Third quarter	39.59	34.95	41.20	36.71
Fourth quarter	38.27	24.13	39.77	34.29

            The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the periods indicated. The closing price of our common stock on January 31, 2008 was $24.06 per share, as reported by the Nasdaq Global Select Market.

Issuance of Common Stock

            On August 17, 2007, we issued 2,032,816 shares of common stock at a price of $38.61 in conjunction with the acquisition of Desert Community Bank.

Holders

            As of January 31, 2008, 63,144,384 shares of the Company's common stock were held by 2,226 shareholders of record.

Dividends

            We declared and paid cash dividends of $0.05 per share during each of the four quarters of 2006 and $0.10 per share during each of the four quarters of 2007. The Company's Board of Directors increased the quarterly dividend rate from $0.05 per share to $0.10 per share on January 24, 2007. Refer to "Item 1. BUSINESS – Supervision and Regulation – Dividends and Other Transfers of Funds" for information regarding dividend payment restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

            The following table provides information as of December 31, 2007 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	2,099,120	21.71	4,662,012
Equity compensation plans not approved by security holders	-	-	-

Total	2,099,120	$21.71	4,662,012

Stock Performance Graph

            The following graph shows a comparison of stockholder return on the Company's common stock based on the market price of the common stock assuming the reinvestment of dividends, with the cumulative total returns for the companies in the Standard & Poor's 500 Index and the SNL Western Bank Index for the 5-year period beginning on December 31, 2002 through December 31, 2007. This graph is historical only and may not be indicative of possible future performance of the Company's common stock. The information set forth under the heading "Stock Performance Graph" shall not be deemed "soliciting material" or to be "filed" with the Commission except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

Total Return Performance

	Period Ended
Index
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
East West Bancorp, Inc.	141.30	212.38	334.22	292.29	285.23	139.61
SNL Western Bank Index	109.41	148.21	168.43	175.36	197.86	151.05
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86

Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

            On January 23, 2007, the Company's Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company's common stock. On March 20, 2007 the Company's Board of Directors authorized an increase in the stock repurchase program to buy back up to an additional $50.0 million of the Company's common stock in 2007. This new authorization is in addition to the $30.0 million stock repurchase authorized on January 23, 2007. The Company completed the repurchase of 1,392,176 shares at a weighted average price of $38.69 during 2007. The Company had $26.2 million in authorized share repurchases remaining as of December 31, 2007.

            Repurchases of the Company's securities during the fourth quarter of 2007 are as follows:

Month Ended	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value in Millions of Shares that May Yet Be Purchased Under the Programs (2)
November 13, 2007	17,176	$38.61	17,176	$26.2

Total	17,176	$38.61	17,176	$26.2

(1)
Excludes 136,275 in repurchased shares totaling $4.8 million due to granting of unrestricted stock awards as well as forfeitures and vesting of restricted stock awards pursuant to the Company's 1998 Stock Incentive Plan.
(2)
During the first quarter of 2007, the Company's Board of Directors announced a repurchase program authorizing the repurchase of up to $80.0 million of its common stock. This repurchase program has no expiration date and, to date, 1,392,176 shares have been purchased under this program.

ITEM 6.    SELECTED FINANCIAL DATA

            The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Summary of Operations:
Interest and dividend income	$773,607	$660,050	$411,399	$252,070	$178,543
Interest expense	365,613	292,568	131,284	52,897	35,232

Net interest income	407,994	367,482	280,115	199,173	143,311
Provision for loan losses	12,000	6,166	15,870	16,750	8,800

Net interest income after provision for loan losses	395,994	361,316	264,245	182,423	134,511
Noninterest income	51,268	34,358	29,649	30,371	31,081
Noninterest expense	185,003	161,893	123,533	91,461	75,932

Income before provision for income taxes	262,259	233,781	170,361	121,333	89,660
Provision for income taxes	101,092	90,412	61,981	43,311	30,668

Net income	$161,167	$143,369	$108,380	$78,022	$58,992

Basic earnings per share (1)	$2.63	$2.40	$2.03	$1.54	$1.23
Diluted earnings per share (1)	$2.60	$2.35	$1.97	$1.49	$1.19
Dividends per share (1)	$0.40	$0.20	$0.20	$0.20	$0.20
Average number of shares outstanding, basic (1)	61,180	59,605	53,454	50,654	48,112
Average number of shares outstanding, diluted (1)	62,093	60,909	55,034	52,297	49,486
At Year End:
Total assets	$11,852,212	$10,823,711	$8,278,256	$6,028,880	$4,055,433
Loans receivable, net	8,750,921	8,182,172	6,724,320	5,080,454	3,234,133
Investment securities available-for-sale	1,887,136	1,647,080	869,837	534,452	445,142
Deposits	7,278,914	7,235,042	6,258,587	4,522,517	3,312,667
Federal Home Loan Bank advances	1,808,419	1,136,866	617,682	860,803	281,300
Stockholders' equity	1,171,823	1,019,390	734,138	514,309	361,983
Shares outstanding (1)	63,137	61,431	56,519	52,501	48,857
Book value per share (1)	$18.56	$16.59	$12.99	$9.80	$7.41
Financial Ratios:
Return on average assets	1.45%	1.46%	1.55%	1.57%	1.64%
Return on average equity	14.89	15.78	18.27	17.86	18.12
Dividend payout ratio	15.27	8.35	9.88	12.93	16.31
Average stockholders' equity to average assets	9.77	9.26	8.48	8.77	9.04
Net interest margin	3.94	3.98	4.22	4.24	4.26
Efficiency ratio (2)	37.71	37.16	36.53	35.64	38.57
Asset Quality Ratios:
Net chargeoffs (recoveries) to average loans	0.08%	(0.01)%	0.08%	0.12%	0.06%
Nonperforming assets to year end total assets	0.57	0.18	0.36	0.10	0.16
Allowance for loan losses to year end total gross loans	1.00	0.95	1.01	0.99	1.20

(1)
Prior period amounts have been restated to reflect the 2 for 1 stock split on June 21, 2004.
(2)
Represents noninterest expense, excluding the amortization of intangibles and investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report.

Critical Accounting Policies

            Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 of our consolidated financial statements presented elsewhere in this report and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

    Investment Securities

            The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements presented elsewhere in this report. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. For those securities for which the Company is unable to obtain more than one outside quoted market price, the Company evaluates the broker's valuation methodology for reasonableness and obtains an independent validation of the market price received from another broker who has experience with such investments.

            We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. We reexamine the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. Management does not believe that there are any investment securities, other than those identified in previous periods, which are deemed to be "other-than-temporarily" impaired as of December 31, 2007. Investment securities are discussed in more detail in Note 5 to the Company's consolidated financial statements presented elsewhere in this report.

    Allowance for Loan Losses

            Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and chargeoff trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in our methodologies.

            A detailed discussion of our allowance for loan loss methodology can be found in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Allowance for Loan Losses." As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we continue to enhance our methodology to keep pace with the size and complexity of the loan portfolio and changing credit environment. Changes in any of the factors cited above could have a significant impact on the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion should also be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere in this report including the section entitled "Loans and Allowance for Loan Losses."

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

            When mortgage loans are sold, we generally retain the right to service these loans. We may record mortgage servicing assets, or "MSA", when the benefits of servicing are expected to be more than adequate compensation to a servicer. Mortgage servicing assets are initially recorded at fair value based on independent valuations provided by an outside third party. The Company determines whether the benefits of servicing are expected to be more than adequate compensation to a servicer by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates are also used in determining the value of the MSAs. Mortgage servicing assets are discussed in more detail in Notes 1 and 11 to the Company's consolidated financial statements presented elsewhere in this report.

    Goodwill Impairment

            Under SFAS No. 142, Goodwill and Other Intangibles, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company's four major operating segments identified in Note 24 to the Company's consolidated financial statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. The fair values of the reporting units are determined primarily using discounted cash flow models based on each reporting unit's internal forecasts. For additional information regarding goodwill, see Note 10 to the Company's consolidated financial statements presented elsewhere in this report.

    Share-Based Compensation

            We account for share-based awards to employees, officers, and directors in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. We adopted SFAS No. 123(R), as required, on January 1, 2006. Prior to 2006, we recognized stock-based compensation expense for employee share-based awards based on their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

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

            We grant nonqualified stock options and restricted stock. Most of our stock option and restricted stock awards include a service condition that relates only to vesting. The stock option awards generally vest in one to four years from the grant date, while the restricted stock awards generally vest in three to five years from the date of grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

            We use an option-pricing model to determine the grant-date fair value of our stock options which is affected by assumptions regarding a number of complex and subjective variables. These methods used to determine these variables are generally similar to the methods used prior to 2006 for the purposes of our pro forma disclosures under SFAS No. 123. We make assumptions regarding expected term, expected volatility, expected dividend yield, and risk-free interest rate in determining the fair value of our stock options. The expected term represents the weighted-average period that stock options are expected to remain outstanding. The expected term assumption is estimated based on the stock options' vesting terms and remaining contractual life and employees' historical exercise behavior. The expected volatility is based on the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The dividend yield assumption is based on the Company's current dividend payout rate on its common stock. For the risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant appropriate for the term of the employee stock options.

            For restricted share awards, the grant-date fair value is measured at the fair value of the Company's common stock as if the restricted share was vested and issued on the date of grant.

            As share-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is discussed in more detail in Notes 1 and 19 to the Company's consolidated financial statements presented elsewhere in this report.

Recent Developments

            The U.S. and global financial markets have experienced significant disruptions in recent months, due largely to a downturn in the housing market. Interest rates on many subprime mortgage loans have reset, causing borrowers to delay payments or default on their loans. The significant increase in foreclosure activity and rising interest rates during the first half of 2007 depressed housing prices further as problems in the subprime markets spread to the near-prime and prime mortgage markets. The recent housing market crisis has also forced many institutions that held large amounts of financial hybrid paper to liquidate their assets and were forced to sell them at liquidation discounts. This has created extremely unfavorable market conditions that have resulted in greater volatility, less liquidity, widening credit spreads, and has pulled back many investors from purchasing mortgage-backed securities.

            In response to the challenging conditions in the housing market and the broad financial services industry as well as mounting recessionary pressures in the economic environment overall, as of January 30, 2008, the Federal Reserve Board has lowered the federal funds rate by a total of 225 basis points since August 2007 through several consecutive rate cuts. These rate cuts are intended, among other things, to stimulate activity in the deeply contracted housing market, alleviate credit pressures for businesses and households, and expand overall access to liquidity. The Federal Reserve Board continues to monitor deteriorating housing and economic market conditions, the tighter credit environment, and increasing concerns about a potential recession, and is prepared to act as needed to mitigate the adverse effects on the economy arising from disruptions in the financial markets.

            In light of these unprecedented challenges faced by the financial services industry, we want to reinforce that the Bank does not originate or have subprime loans nor does the Company hold investments backed by subprime loans in its available-for-sale portfolio. Due to our strict underwriting standards, we believe that our asset quality is strong and we believe that any potential future loan losses will be at manageable levels. We have been monitoring and will continue to vigilantly monitor our loan portfolio on a loan-by-loan basis. Overall, we believe our loan portfolio is sound. We further believe that the principal and interest related to our investment portfolio are collectible in the future and that we have the financial resources and the intent to hold investment securities with unrealized losses until their market values recover to cost.

Overview

            We achieved another year of record financial performance during 2007, representing our eleventh consecutive year of record earnings. Diluted earnings per share for the full year 2007 increased 11% relative to 2006 representing one of the highest earnings per share growth rates among our peer banks. Despite this achievement, however, we were not immune to the challenging economic environment facing the entire financial industry. During the fourth quarter of 2007, diluted earnings per share decreased 6% as compared to the same period in 2006 primarily due to an increase in loan loss provisions recorded during the period. The $9.0 million loss provision recorded during the fourth quarter of 2007 acutely reflects the adverse impact of the housing market crisis that is currently plaguing the banking and mortgage industry. Our management team is committed to lead us through this current downturn and we believe that we will continue to deliver sound financial results in 2008.

            During 2007, we took advantage of several strategic opportunities to grow both domestically and internationally. Through our acquisition of Desert Community Bank ("DCB"), we established our presence in the Inland Empire region of Southern California. DCB was headquartered in Victorville, California and provided community banking services through nine branches throughout the High Desert area of San Bernardino County. This transaction was consummated in August 2007, several months after the opening of our first commercial banking center in this high growth area located in Ontario, California. As of the merger closing date, DCB had total assets of $583.8 million, net loans of $406.1 million, and total deposits of $506.7 million. The acquisition resulted in total goodwill of $91.1 million and core deposit premium of $14.9 million. All of DCB's systems have been successfully integrated into our infrastructure. DCB continues to maintain its name and operates as a division of the Bank.

            We also made noteworthy strides in expanding our market presence in the greater China region. During the first quarter of 2007, the Hong Kong branch commenced operations as our first overseas full service branch offering a variety of deposit, loan and international banking products. Additionally, during August 2007, we opened a representative office in Shanghai, China. Similar to our existing representative office in Beijing, the Shanghai office broadens our international banking capabilities and extends our penetration into the robust greater China market. We continue to explore other strategic opportunities to broaden our presence overseas.

            During 2007, we continued to securitize loans to enhance our liquidity, manage our capital, and reduce our overall credit risk. We securitized a total of $1.18 billion in single and multifamily loans through a private label securitization and through the Federal National Mortgage Association ("Fannie Mae"). We recorded $13.8 million in mortgage servicing assets in connection with these securitizations as the Bank continues to service the underlying loans. In accordance with applicable accounting guidance, these securitization transactions were accounted for as neither sales nor financings with no gains or losses recorded to operations. A portion of the resulting securities that were initially retained in our available-for-sale investment portfolio have been subsequently sold for liquidity management purposes.

            Net income totaled $161.2 million during 2007, a 12% increase from the $143.4 million earned during 2006. As previously mentioned, diluted earnings per share for the full year increased 11% to $2.60 from $2.35 in 2006. Our return on average assets in 2007 was 1.45%, compared to 1.46% in 2006 and return on average equity was 14.89% in 2007, compared to 15.78% in 2006. In light of the uncertainty surrounding the economic environment, management has moderated its expectations for the upcoming year. Net income per diluted common share for 2008 is anticipated to be in the range of $2.05 to $2.10, or a decrease of 20% from 2007. Our guidance is based on reduced expectations on loan and deposit growth during 2008 and also factors net interest margin compression resulting from the recent actions by the Federal Reserve to lower interest rates.

            Net interest income increased 11% to $408.0 million during 2007, compared with $367.5 million during 2006. The increase in net interest income is predominantly due to the growth in volume and increased yields on loans and investment securities during 2007. These factors were partially offset by and increase in the volume of time deposits greater than or equal to $100,000, money market accounts, short-term borrowings and long-term borrowings, as well as higher rates paid on all categories of interest-bearing liabilities. Our net interest margin decreased 4 basis points to 3.94% during 2007, compared to 3.98% during 2006. We anticipate net interest margin pressures to continue in 2008 and estimate our net margin to be in the range of 3.60% to 3.70% for 2008.

            Noninterest income increased 49% to $51.3 million during 2007 from $34.4 million in the prior year. This increase is primarily attributable to higher net gain on sales of investment securities and loans, higher branch-related fee income, higher mortgage servicing fees resulting from increased loan securitization activity, and net gain on sale of bank premises.

            As a result of our continued expansion during 2007, total noninterest expense increased 14% to $185.0 million in 2007, compared with $161.9 million in 2006. This increase is primarily driven by a 22% increase in compensation and employee benefits, a 20% increase in occupancy and equipment expenses, a 32% increase in data processing expenses, and a 13% increase in other operating expenses. The increases in compensation, occupancy, and other operating expenses can be attributed to our recent acquisitions, as well as the addition of operational and administrative personnel and the opening of new administrative offices to accommodate our continued growth. Despite the sizable increase in overall expenses, our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, increased only marginally to 37.71% during 2007, compared to 37.16% during 2006. We believe this to be a reflection of our ability to efficiently and effectively utilize our resources and operating platform to support our continuing growth. We anticipate noninterest expenses for 2008 to increase by approximately 18% and our efficiency ratio for the full year of 2008 to be approximately 45%. These estimates are derived in anticipation of the Company's continuing growth as well as additional expenditures that may result from the overall economic uncertainty. Additionally, the Company is committed to investing in its infrastructure in 2008 to drive long-term growth.

            Total consolidated assets at December 31, 2007 increased 10% to $11.85 billion, compared with $10.82 billion at December 31, 2006. A 7% growth in gross loans and a 15% growth in investment securities were the primary drivers of this increase. Excluding the impact of the DCB acquisition and loan securitizations, organic loan growth was 16%, or $1.35 billion, during 2007. We attribute overall loan growth to the continued expansion of relationships throughout California, the addition of seasoned and skilled banking professionals, and increased loan origination volume from our branch network. Due to the uncertainty surrounding the economic environment and the contraction in the housing market, we estimate loan growth in 2008 to be a modest 3%.

            Total average assets increased 13% to $11.08 billion in 2007, compared to $9.81 billion in 2006, due primarily to the growth in average loans and investment securities. Total average loans grew 7% to $8.35 billion during 2007. The growth in average loans was driven by increases in all major loan sectors, except for single family and multifamily real estate loans due to securitization activity. Total average investment securities increased 40% to $1.73 billion during 2007 primarily due to $1.18 billion in single family and multifamily loan securitizations during the year. Total average deposits rose 7% during 2007 to $7.26 billion, compared to $6.78 billion in 2006. With the exception of interest-bearing checking deposits and time deposits less than $100,000, we experienced gains in all other deposit categories during 2007, with the most significant contributions coming from money market accounts and time deposits greater than or equal to $100,000.

            As a result of prevailing adverse conditions in the housing market, total nonperforming assets increased to $67.5 million, or 0.57% of total assets at December 31, 2007, compared with $19.9 million, or 0.18% of total assets, at December 31, 2006. The increase in nonperforming assets is primarily due to the addition of several residential construction loans resulting from the protracted slowdown in the housing market. The allowance for loan losses totaled $88.4 million at December 31, 2007, representing 1.00% of outstanding total loans. This compares with $78.2 million at December 31, 2006, representing 0.95% of outstanding total loans. Increased loan chargeoffs, higher levels of classified and nonperforming loans, and loan growth are factors that contributed to the $12.0 million in loan loss provisions recorded during 2007, as compared to the $6.2 million recorded during 2006. Net loan chargeoffs totaled $6.8 million during 2007, representing 0.08% of average loans during 2007. This compares with $484 thousand in net loan recoveries, or 0.01% of average loans, during 2006. In response to the downturn in the housing market, our management has been vigilantly monitoring various sectors of our loan portfolio for potential weaknesses, particularly our residential construction portfolio. We believe that our overall level of asset quality remains sound and that net chargeoffs in 2008 should remain below the Company's long standing benchmark of 0.35%. However, given the uncertain economic conditions, our management also believes that our loan loss reserve level will increase during 2008.

            We continue to be well-capitalized under all regulatory guidelines with a Tier I risk-based capital ratio of 9.0%, a total risk-based capital ratio of 10.5%, and a Tier I leverage ratio of 8.7% at December 31, 2007. During 2007, we raised $51.5 million in additional regulatory capital through the issuance of trust preferred securities in two separate trust preferred offerings. Similar to previous offerings, these securities were issued through newly formed statutory business trusts, Trust XIII and Trust IX, wholly owned subsidiaries of the Company. Trust preferred securities currently qualify as Tier I capital for regulatory purposes. The net proceeds from these trust preferred offerings were used to partially fund the acquisition of DCB and also to support the continued growth of the Bank.

            In recognition of the Bank's consistent and solid financial performance, the Board of Directors authorized a 100% increase in the quarterly cash dividends paid to shareholders. Beginning with the first quarter of 2007, cash dividends increased to $0.10 per share, compared with the $0.05 per share paid in previous quarters. Additionally, the Board also authorized a new stock repurchase program to buy back up to $80.0 million of the Company's common stock. This dividend increase, along with the new stock repurchase program, reflect not only our commitment to return capital to our shareholders, but also our continued confidence about the future of the Company.

Results of Operations

            Net income for 2007 totaled $161.2 million, compared with $143.4 million for 2006 and $108.4 million for 2005, representing an increase of 12% for 2007 and 32% for 2006. On a per diluted share basis, net income was $2.60, $2.35 and $1.97 for 2007, 2006 and 2005, respectively. The growth in net earnings during 2007 is primarily attributable to higher net interest and noninterest income, partially offset by higher provision for loan losses, higher operating expenses and a higher provision for income taxes. During 2006, the increase in net earnings is predominantly due to higher net interest and noninterest income and lower provision for loan losses, partially offset by higher operating expenses and a higher provision for income taxes.

            Our return on average total assets declined to 1.45% in 2007, compared with 1.46% in 2006 and 1.55% in 2005. The decrease in our return on average total assets during 2007, relative to 2006 and 2005, is due to the Company's growth both organically and through recent acquisitions.

            Our return on average stockholders' equity also decreased to 14.89% in 2007, compared with 15.78% in 2006 and 18.27% in 2005. The decrease in the return on average stockholders' equity during 2007, compared to 2006, resulted from the issuance of additional shares of Company common stock in connection with the acquisition of DCB.

Table 1: Components of Net Income

	Year Ended December 31,
	2007	2006	2005
	(In millions)
Net interest income	$408.0	$367.5	$280.1
Provision for loan losses	(12.0)	(6.2)	(15.9)
Noninterest income	51.3	34.4	29.7
Noninterest expense	(185.0)	(161.9)	(123.5)
Provision for income taxes	(101.1)	(90.4)	(62.0)

Net income	$161.2	$143.4	$108.4

Return on average total assets	1.45%	1.46%	1.55%

Return on average stockholders' equity	14.89%	15.78%	18.27%

Net Interest Income

            Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2007 totaled $408.0 million, an 11% increase over net interest income of $367.5 million in 2006.

            Total interest and dividend income during 2007 increased 17% to $773.6 million compared with $660.1 million during 2006. This increase is attributable primarily to a 12% growth in average earning assets, predominantly loans and investment securities. Average loans increased 7% to $8.35 billion in 2007, from $7.83 billion in 2006, due to continued strong loan demand and decreased loan payoff activity. Average investment securities grew 40% to $1.73 billion during 2007, compared to $1.24 billion during 2006, primarily due to the Company's loan securitization activity. Higher yields on loans and investment securities further contributed to the increase in interest and dividend income.

            Total interest expense during 2007 increased 25% to $365.6 million compared with $292.6 million a year ago. The increase in interest expense during 2007 can be attributed to both the growth in average interest-bearing liabilities, predominantly time deposits greater than or equal to $100,000 and repurchase agreements, as well as higher rates paid on all categories of interest-bearing liabilities, reflecting the interest rate environment during the first three quarters of 2007 as well as sustained pricing competition in the deposit market.

            Net interest margin, defined as net interest income divided by average earning assets, decreased 4 basis points to 3.94% during 2007, from 3.98% during 2006. The overall yield on earning assets increased 33 basis points to 7.47% in 2007, from 7.14% in 2006, due to higher yields on loans and investment securities reflecting the prevailing interest rate environment during the first three quarters of 2007.

            Our funding cost on interest-bearing liabilities increased by 40 basis points to 4.28% during 2007, compared to 3.88% for 2006. The combined impact of the prevailing interest rate environment and continued competition in the deposit market were the primary drivers of our increased cost of funds during 2007. To help fund our substantial loan growth during 2007, we increased our reliance on time deposits, other borrowings and long-term debt, further contributing to the overall increase in our cost of funds for the year.

            We also continue to rely on noninterest-bearing demand deposits as a funding source, with average noninterest-bearing demand deposits increasing 5% to $1.31 billion during 2007, compared to $1.25 billion in 2006. Our overall cost of funds, which takes into account our portfolio of noninterest-bearing demand deposits, increased 38 basis points to 3.71% during 2007, compared to 3.33% for the previous year.

            Comparing 2006 to 2005, our net interest margin decreased 24 basis points to 3.98% during 2006, compared to 4.22% during 2005. In 2006, our overall yield on earning assets increased 95 basis points to 7.14%, from 6.19% in 2005, due to several consecutive Federal Reserve interest rate increases during 2006. Similarly, our funding cost on interest-bearing liabilities increased 133 basis points to 3.88% during 2006, compared to 2.55% during 2005, reflecting the increasing rate environment at the time as well as continued competition in the deposit market. Our overall cost of funds, taking into consideration our portfolio of noninterest-bearing demand deposits, increased 125 basis points to 3.33% during 2006, from 2.08% during 2005.

            The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2007, 2006 and 2005:

Table 2: Summary of Selected Financial Data

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$18,576	$904	4.87%	$10,531	$443	4.21%	$8,554	$275	3.21%
Securities purchased under resale agreements	182,055	15,064	8.27%	94,795	7,076	7.46%	15,961	1,118	7.00%
Investment securities available-for-sale (1)(2)(3)
Taxable	1,693,236	100,218	5.92%	1,230,283	60,366	4.91%	632,421	24,090	3.81%
Tax-Exempt	34,725	2,923	8.42%	5,350	332	6.21%	41,509	2,509	6.04%
Loans receivable (1)(4)	8,354,989	650,717	7.79%	7,828,579	587,831	7.51%	5,886,398	381,327	6.48%
FHLB and FRB stock	84,470	4,581	5.42%	74,399	4,093	5.50%	59,361	2,767	4.66%

Total interest-earning assets	10,368,051	774,407	7.47%	9,243,937	660,141	7.14%	6,644,204	412,086	6.20%

Noninterest-earning assets:
Cash and due from banks	156,081			134,182			110,264
Allowance for loan losses	(80,161)			(75,969)			(59,355)
Other assets	635,799			511,926			301,472

Total assets	$11,079,770			$9,814,076			$6,996,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$412,550	$6,646	1.61%	$414,074	$5,693	1.37%	$356,567	$2,943	0.83%
Money market accounts	1,302,898	53,021	4.07%	1,165,938	43,233	3.71%	710,562	15,785	2.22%
Savings deposits	412,272	4,400	1.07%	388,291	2,626	0.68%	333,588	953	0.29%
Time deposits less than $100,000	956,203	37,164	3.89%	1,081,768	40,519	3.75%	840,340	20,149	2.40%
Time deposits $100,000 or greater	2,862,017	139,804	4.88%	2,481,870	108,194	4.36%	1,772,071	53,756	3.03%
Federal funds purchased	173,103	8,899	5.14%	110,116	5,597	5.08%	45,190	1,767	3.91%
FHLB advances	1,230,940	61,710	5.01%	1,088,887	50,824	4.67%	913,184	26,603	2.91%
Securities sold under repurchase agreements	978,739	38,366	3.92%	633,093	23,083	3.65%	80,894	2,562	3.17%
Long-term debt	211,364	15,603	7.38%	177,668	12,799	7.20%	104,770	6,766	6.46%

Total interest-bearing liabilities	8,540,086	365,613	4.28%	7,541,705	292,568	3.88%	5,157,166	131,284	2.55%

Nonnterest-bearing liabilities:
Demand deposits	1,312,709			1,249,935			1,162,159
Other liabilities	144,414			113,819			84,077
Stockholders' equity	1,082,561			908,617			593,183

Total liabilities and stockholders' equity	$11,079,770			$9,814,076			$6,996,585

Interest rate spread			3.19%			3.26%			3.65%

Net interest income and net interest margin		$408,794	3.94%		$367,573	3.98%		$280,115	4.23%

(1)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $(3.3) million, $(5.6) million, and $(213) thousand for the years ended December 31, 2007, 2006, and 2005, respectively. Also includes the amortization of deferred loan fees totaling $5.4 million, $6.5 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)
Average balances exclude unrealized gains or losses on available-for-sale securities.
(3)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(4)
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

Table 3: Analysis of Changes in Net Interest Income

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume (1)	Rate (1)		Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$461	$382	$79	$168	$71	$97
Securities purchased under resale agreements	7,988	7,146	842	5,958	5,880	78
Investment securities available-for-sale
Taxable	39,852	25,742	14,110	36,276	27,802	8,474
Tax-exempt (2)	2,591	2,433	158	(2,177)	(2,242)	65
Loans receivable, net	62,886	40,474	22,412	206,504	139,322	67,182
FHLB and FRB stock	488	547	(59)	1,326	775	551

Total interest and dividend income	$114,266	$76,724	$37,542	$248,055	$171,608	$76,447

INTEREST-BEARING LIABILITIES:
Checking accounts	$953	$(21)	$974	$2,750	$536	$2,214
Money market accounts	9,788	5,349	4,439	27,448	13,428	14,020
Savings deposits	1,774	171	1,603	1,673	179	1,494
Time deposits less than $100,000	(3,355)	(4,837)	1,482	20,370	6,889	13,481
Time deposits $100,000 or greater	31,610	17,690	13,920	54,438	26,032	28,406
Federal funds purchased	3,302	3,237	65	3,830	3,169	661
FHLB advances	10,886	6,944	3,942	24,221	5,865	18,356
Securities sold under repurchase agreements	15,283	13,435	1,848	20,521	20,076	445
Long-term debt	2,804	2,481	323	6,033	5,174	859

Total interest expense	$73,045	$44,449	$28,596	$161,284	$81,348	$79,936

CHANGE IN NET INTEREST INCOME	$41,221	$32,275	$8,946	$86,771	$90,260	$(3,489)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.
(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

            The provision for loan losses amounted to $12.0 million for 2007, compared to $6.2 million for 2006 and $15.9 million for 2005. The entire $12.0 million loss provision during 2007 was recorded during the second half of 2007, with $9.0 million recorded during the fourth quarter. The increase in loan loss provisions during 2007 reflects our increased chargeoff levels, our higher volume of classified and nonperforming loans, as compared to recent historic lows, and our continued loan growth. We are vigilantly monitoring delinquencies and proactively reviewing the credit risk exposure in various sectors of our loan portfolio to minimize and mitigate potential losses. Considering the downturn in the housing market and faced with uncertain economic conditions, we believe that our loan loss reserve level will increase during 2008.

            Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Table 4: Components of Noninterest Income

	2007	2006	2005
	(In millions)
Branch fees	$15.07	$11.27	$7.45
Letters of credit fees and commissions	10.25	8.67	8.59
Net gain on investment securities available-for-sale	7.83	2.54	4.29
Ancillary loan fees	5.77	3.88	2.47
Income from life insurance policies	4.16	4.00	3.20
Net gain on disposal of fixed assets	1.67	-	0.05
Income from secondary market activities	1.57	0.70	1.58
Net gain on sale of other real estate owned	1.34	0.09	-
Other operating income	3.61	3.21	2.02

Total noninterest income	$51.27	$34.36	$29.65

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

            Noninterest income increased 49% to $51.3 million during 2007 from $34.4 million in 2006 primarily due to higher net gain on sales of investment securities, higher branch fee income, higher letters of credit fees and commissions, higher ancillary loan fees, net gain on disposal of fixed assets, and net gain on sale of other real estate owned ("OREO"). Included in noninterest income during 2007 was a $1.2 million net gain from the sale of bank premises located in Alhambra, California. There were no such gains recorded during 2006. We also recorded $1.3 million in net gain from the sale of an industrial OREO property located in Northern California. This compares to $88 thousand in OREO gains recorded during 2006.

            Branch fees, which represent revenues derived from branch operations, totaled $15.1 million in 2007, representing a 34% increase from the $11.3 million earned in 2006. The increase in branch-related fee income during 2007 can be attributed primarily to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts.

            Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 18% to $10.3 million in 2007, from $8.7 million in 2006. The increase in letters of credit fees and commissions for both periods is primarily due to the higher revenues resulting from the growth in the volume of standby letters of credit during 2007 relative to the prior year as well as an increase in commissions generated from trade finance activities.

            Net gain on sales of investment securities available-for-sale increased to $7.8 million during 2007 compared with $2.5 million in 2006. Sales of investment securities during 2007 provided additional liquidity to sustain the increase in our loan production activity.

            Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income. Ancillary loan fees increased 49% to $5.8 million in 2007, compared to $3.9 million in 2006. The increase in ancillary loan fees during 2007 is primarily due to a rise in servicing income received related to securitized loans. During 2007, we securitized $1.18 billion of single family loans and multifamily loans, compared to $788.0 million in single family loans and multifamily loans securitized during 2006.

            Other operating income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, increased 12% to $3.6 million in 2007, compared to $3.2 million in 2006. The increase in other noninterest income during 2007 is primarily due to the gain from the sale of a limited partnership interest related to an equity investment.

            Comparing 2006 to 2005, noninterest income increased 16% to $34.4 million during 2006 from $29.7 million in 2005 primarily due to higher branch fees and ancillary loan fees partially offset by a decrease in net gain on sales of investment securities available-for-sale and lower income from secondary market activities. Branch-related fee income increased 51% to $11.3 million during 2006, from $7.5 million in 2005, primarily due to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts. Ancillary loan fees increased 57% to $3.9 million during 2006, from $2.5 million in 2005, due primarily to the growth in servicing fee income received related to securitized loans. Loan securitizations totaled $788.0 million during 2006 compared to $209.6 million during 2005. Net gain on sales of available-for-sale securities decreased 41% to $2.5 million in 2006, compared with $4.3 million recorded in 2005. Income from secondary market activities decreased 56% to $698 thousand in 2006, from $1.6 million in 2005. During 2005, we recorded a gain of $765 thousand from the bulk sale of $51.7 million in fixed rate single family loans to a third party. No such gains were recorded during 2006.

Noninterest Expense

Table 5: Components of Noninterest Expense

	2007	2006	2005
	(In millions)
Compensation and employee benefits	$85.93	$70.58	$53.67
Occupancy and equipment expense	25.58	21.35	15.06
Amortization of premiums on deposits acquired	6.85	7.12	3.91
Deposit-related expenses	6.77	9.24	8.45
Amortization of investments in affordable housing partnerships	4.96	5.44	6.47
Data processing	4.82	3.64	2.75
Deposit insurance premiums and regulatory assessments	1.40	1.36	1.00
Other operating expenses	48.69	43.16	32.22

Total noninterest expense	$185.00	$161.89	$123.53

Efficiency Ratio (1)	37.71%	37.16%	36.53%

(1)
Excludes the amortization of intangibles and investments in affordable housing partnerships.

            Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 14% to $185.0 million during 2007, compared to $161.9 million during 2006.

            Compensation and employee benefits increased 22% to $85.9 million in 2007, compared to $70.6 million in 2006, primarily due to the addition of personnel throughout the year to support the Company's continued growth as well as the impact of annual salary adjustments and related cost increases for existing employees. Increased staffing levels resulting from the acquisitions of DCB in August 2007 and Standard Bank in March 2006 further contributed to higher compensation expense during 2007, relative to 2006. We anticipate compensation and employee benefit expenses to increase further during 2008 as a result of the impact of the DCB acquisition for the full year.

            Occupancy and equipment expenses increased 20% to $25.6 million during 2007, compared with $21.4 million during 2006. Due to our continuing growth and expansion, we entered into several new leases during 2006 and 2007 related primarily to new branch locations, including the Hong Kong branch, as well as additional administrative locations. Further contributing to the increase in occupancy and equipment expenses during 2007 are the nine branch locations acquired from DCB. Similar to compensation and employee benefits, we anticipate occupancy and equipment expenses to increase during 2008 as a result of the DCB acquisition in August 2007.

            The amortization of premiums on deposits acquired decreased 4% to $6.8 million during 2007, compared with $7.1 million in 2006. The decrease in amortization expense during 2007, compared with 2006, is primarily due to the full amortization of deposit premiums related to the acquisition of American International Bank ("AIB") which was consummated in January 2000, partially offset by DCB. We initially recorded $6.1 million in deposit premiums in conjunction with the AIB acquisition which were fully amortized in January 2007. Annual amortization expense related to the AIB acquisition was approximately $871 thousand. During the third quarter of 2007, we recorded additional deposit premiums of $14.9 million in connection with the acquisition of DCB in August 2007. Premiums on acquired deposits are amortized over their estimated useful lives.

            Deposit-related expenses decreased 27% to $6.8 million during 2007, compared with $9.2 million during 2006. Deposit-related expenses represent various business-related expenses paid by the Bank on behalf of its commercial account customers. The decrease in deposit-related expenses can be correlated to the decline in the volume of title and escrow deposit balances during 2007 relative to the prior year. This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

            The amortization of investments in affordable housing partnerships decreased 9% to $5.0 million in 2007, from $5.4 million in 2006. The decrease in amortization expense in 2007 is primarily due to a decrease in amortization expense related to one investment accounted for under the cost method. Investments accounted for under the cost method are amortized using a level-yield method over the lives of the related tax credits. This decrease was partially offset by additional purchases of investments in affordable housing partnerships during 2007 amounting to $12.6 million. Total investments in affordable housing partnerships increased to $44.2 million at December 31, 2007, compared to $36.6 million at December 31, 2006.

            Data processing expenses increased 32% to $4.8 million in 2007, compared with $3.6 million in 2006. The increase in data processing expenses is primarily due to increased transaction volume stemming from our overall growth, both organically and through acquisitions.

            Deposit insurance premiums and regulatory assessments remained at $1.4 million during 2007 and 2006. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank is eligible to share in a one-time assessment credit pool of approximately $4.7 billion. To be eligible for this credit, an institution must have been in existence on December 31, 1996, and have paid a deposit insurance assessment prior to that date, or be a "successor" to such an institution. The Bank's share is determined by multiplying its December 31, 1996 Assessment Base Ratio by the amount of the assessment credit pool. The Bank's pro rata share of this one-time assessment credit is approximately $3.3 million which will be applied to reduce future deposit insurance assessments payable beginning with the June 2007 invoice. As of December 31, 2007, $2.8 million of the one-time assessment credit has been applied to the Bank's deposit insurance assessments, with the remaining credit to be applied in 2008.

            Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, legal, consulting and other professional fees, and charitable contributions. Other operating expenses increased 13% to $48.7 million in 2007, compared with $43.2 million in 2006. This increase in other operating expenses is largely due to expenses incurred to support our continued overall growth.

            Comparing 2006 to 2005, noninterest expense increased $38.4 million, or 31%, to $161.9 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $16.9 million, or 32%, primarily due to the acquisitions of United National Bank in September 2005 and Standard Bank in March 2006 as well as the impact of salary adjustments and related costs for existing employees; (2) an increase in occupancy expenses of $6.3 million, or 42%, reflecting additional rent expense from the combined sixteen branches acquired from United National Bank and Standard Bank, as well as the relocation and expansion of corporate headquarters to Pasadena, California, increasing rent, common area, and depreciation expenses; (3) an increase in the amortization of premiums of acquired deposits of $3.2 million, or 82%, due to additional deposit premiums recorded in connection with the acquisitions of Standard Bank in 2006 and United National Bank in 2005; and (4) an increase in other operating expenses of $10.9 million, or 34%, due primarily to our continued overall growth and expansion, both organically and through acquisitions, as well as higher expenses related to advertising, public relations, marketing efforts and donations to enhance our overall image and visibility in the community and the banking industry.

            The Company's efficiency ratio increased marginally to 37.71% in 2007, compared to 37.16% in 2006. Despite our continued expansion and growth, we have managed to sustain our operational efficiencies as a result of past and ongoing infrastructure investments.

Provision for Income Taxes

            The provision for income taxes increased 12% to $101.1 million in 2007, compared with $90.4 million in 2006. The increase in the provision for income taxes is primarily attributable to a 12% increase in pretax earnings during 2007. The provision for income taxes in 2007 also reflects the utilization of federal affordable housing tax credits totaling $5.2 million, compared to $4.5 million utilized in 2006. The 2007 provision reflects an effective tax rate of 38.6%, compared with 38.7% for 2006.

            Comparing 2006 to 2005, the provision for income taxes increased 46% to $90.4 million in 2006, compared with $62.0 million in 2005. This increase is primarily attributable to a 37% increase in pretax earnings in 2006. The provision for income taxes in 2006 also reflects the utilization of affordable housing tax credits totaling $4.5 million, compared to $5.6 million utilized in 2005. The 2006 provision reflects an effective tax rate of 38.7%, compared with 36.4% for 2005.

            As previously reported, the California Franchise Tax Board, or "FTB", announced on December 31, 2003 that it is taking the position that certain tax deductions related to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities

Company, Inc., a regulated investment company, or "RIC", formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company's management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or "VCI", offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its recently announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

            Pursuant to the VCI program, we filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. We continue to believe that the tax deductions are appropriate and, as such, we have also filed refund claims for the amounts paid with the amended returns. These refund claims are reflected as assets in the Company's consolidated financial statements. As a result of these actions – amending our California income tax returns and subsequent related filing of refund claims – we retain our potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. Our potential exposure to all other penalties, however, has been eliminated through this course of action.

            The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies. We have considered this claim in our evaluation of uncertain tax provision in accordance with the provisions of FIN 48. Pursuant to the adoption of FIN 48 on January 1, 2007, we recorded a cumulative effect accounting adjustment to retained earnings of $4.6 million, net of the federal tax impact of $2.5 million, related to these refund claims. There has been no change to this amount during the year ended December 31, 2007. See Notes 17 and 18 to the Company's consolidated financial statements presented elsewhere in this report.

Operating Segment Results

            The Company has identified four principal operating segments for purposes of management reporting: retail banking, commercial lending, treasury, and residential lending. Although all four operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. While the retail banking segment focuses primarily on retail operations through the Bank's branch network, certain designated branches have responsibility for generating commercial deposits and loans. The commercial lending segment, which includes commercial real estate, primarily generates commercial loans and deposits through the efforts of commercial lending officers located in the Bank's northern and southern California production offices. The treasury department's primary focus is managing the Bank's investments, liquidity, and interest rate risk; the residential lending segment is mainly responsible for the Bank's portfolio of single family and multifamily residential loans. The Company's remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in "Other."

            Future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for changes in management structure or reporting methodologies that have occurred during the year ended December 31, 2007. For more information about our segments, including information about the underlying accounting and reporting process, see Note 24 to the Company's consolidated financial statements presented elsewhere in this report.

Retail Banking

            The retail banking segment's pre-tax income decreased 11% to $106.1 million in 2007, compared to $119.4 million in 2006. The decrease in pre-tax income for the retail banking segment for 2007 is primarily due to a $5.4 million increase in loan loss provisions compounded by a $7.6 million, or 9%, increase in noninterest expense, partially offset by a $3.3 million, or 17%, increase in noninterest income, relative to 2006. The provision for loan losses for this segment increased $5.4 million during 2007, relative to 2006, due to increased substandard loan classifications for loans originated by this segment.

            Noninterest income for this segment increased $3.3 million, or 17%, to $23.4 million in 2007, compared to $20.0 million in 2006. The increase in noninterest income during 2007 is primarily due to fee income growth from loan origination and deposit gathering activities, as well as higher fees earned from alternative investment product offerings at the branches. Loan and deposit fee income from the lending units and nine additional branches acquired from DCB in August 2007 further contributed to the increase in noninterest income during 2007, relative to 2006.

            Noninterest expense for this segment increased 9% to $89.5 million in 2007 from $81.9 million in 2006. The increase in noninterest expense during 2007 is primarily due to higher compensation and employee benefits, occupancy expenses and other operating expenses, partially offset by a decrease in commercial deposit-related expenses. The increase in compensation and employee benefits can be attributed to higher staffing levels due to the addition of relationship officers and operational personnel throughout the past year. Additionally, the acquisition of DCB in August 2007 also contributed to higher compensation expense during 2007. Higher occupancy expenses are due primarily to increased expenses associated with new branch locations as well as the nine additional branch locations acquired from DCB in August 2007. The increase in other operating expenses can be attributed predominantly to the overall growth in this segment arising from organic growth as well as recent acquisitions. The decrease in commercial deposit-related expenses can be correlated to lower title and escrow deposit balances during 2007 relative to the same periods in 2006. Title and escrow deposits have been impacted by the downturn in the housing market.

Commercial Lending

            The commercial lending segment's pre-tax income increased 14% to $105.3 million in 2007, compared to $92.0 million in 2006. The primary driver of the increase in pre-tax income for this segment is a 20% increase in net interest income to $130.9 million in 2007 from $108.7 million in 2006. The increase in net interest income during 2007 is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products, during the past year. Specifically, the average aggregate balance of all commercial loan categories grew 22% during 2007 as compared to 2006.

            Noninterest income for this segment increased 14% to $30.9 million in 2007, compared to $27.2 million in 2006. The increase in noninterest income during 2007 is primarily due to an OREO net gain on sale of $1.2 million, compared with only $88 thousand in 2006. Additionally, higher gains on sales of SBA loans and other commercial real estate loans and an increase in letters of credit fees and commissions further contributed to the increase in noninterest income for this segment during 2007, relative to 2006.

            Noninterest expense for this segment increased 29% to $43.6 million in 2007, compared to $33.9 million in 2006. The increase in noninterest expense during 2007 is predominantly due to higher compensation and employee benefits resulting from the addition of relationship officers and operational personnel to support the continuing growth of the Bank.

Treasury

            The treasury segment's pre-tax income increased 75% to $68.0 million in 2007, compared to $39.0 million in 2006. Net interest income increased 60% to $61.5 million in 2007 from $38.4 million in 2006. Net interest income for this segment is directly correlated to net interest earned on investment securities relative to the interest expense paid on brokered deposits, borrowings and long-term debt.

            Noninterest income for this segment increased 209% to $7.9 million in 2007, compared to $2.5 million in 2006. The increase in noninterest income during 2007 can be attributed almost entirely to higher net gains of sale of investment securities relative to 2006.

            Noninterest expense for this segment increased 27% to $1.8 million in 2007, compared with $1.4 million in 2006. The increase in noninterest expense during 2007 is primarily due to a $405 thousand impairment charge recorded on a trust preferred security in July 2007.

Residential Lending

            The residential lending segment's pre-tax income decreased 11% to $9.4 million in 2007, from $10.5 million in 2006. The decrease in pre-tax income is partly due to the decrease in net interest income for this segment, which declined 7% to $14.7 million in 2007, from $15.8 million in 2006. The decrease in net interest income is primarily due to the Bank's increased securitization activity of single family and multifamily loans which totaled $1.18 billion during 2007.

            Noninterest income for this segment increased during 2007 to $10.0 million, or 44%, from $6.9 million during 2006. The net increase in noninterest income during 2007, relative to 2006, is primarily due to higher servicing income received as a result of the Bank's ongoing securitization of its residential single family and multifamily loan portfolios.

            Noninterest expense for this segment increased 5% to $10.3 million in 2007, compared to $9.8 million in 2006. The increase in noninterest expense during 2007 is due to corporate cost reallocations.

Balance Sheet Analysis

            Total assets increased $1.03 billion, or 10%, to $11.85 billion as of December 31, 2007. The increase is comprised predominantly of growth in net loans receivable of $568.7 million, available-for-sale securities of $240.1 million, goodwill of $91.1 million, securities purchased under resale agreements of $50.0 million and other assets of $102.7 million, partially offset by a decrease in cash and cash equivalents of $32.2 million. We were able to fund the increase in loans and available-for-sale securities through increases in borrowings of $769.8 million, long-term debt of $51.5 million, and deposit growth of $43.9 million.

Securities Purchased Under Resale Agreements

            We purchase securities under resale agreements ("resale agreements") with terms that range from one day to several years. Total resale agreements increased to $150.0 million as of December 31,

2007, compared with $100.0 million as of December 31, 2006, all of which are long-term agreements. The $150.0 million balance of resale agreements at December 31, 2007 is comprised of two agreements. The first agreement amounting to $100.0 million was entered into in January 2007 and has a 10-year term. The interest rate fixed at 8.00% for the first two years and thereafter becomes floating rate. The second agreement, amounting to $50.0 million, was entered into by the Company in May 2007. This resale agreement has a term of fifteen years with an interest rate that is fixed at 10.00% for the first two years and thereafter becomes floating rate. This resale agreement replaced a security in the amount of $50.0 million that was called by the counterparty in May 2007. In September 2007, a long-term resale agreement in the amount of $50.0 million was called by the counterparty.

            There are no interest payments on these agreements if certain swap yield curves are inverted. The collateral for these resale agreements consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and mortgage-backed securities held in safekeeping by a third party custodian.

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

Investment Securities Available-for-Sale

            Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored and other mortgage-backed securities, corporate debt securities, residual securities, and U.S. Government sponsored enterprise equity securities. We currently classify our entire investment portfolio as available-for-sale, and accordingly, these securities are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders' equity.

            Total investment securities available-for-sale increased 15% to $1.89 billion as of December 31, 2007. The increase in available-for-sale securities is primarily due to the Bank's increased securitization activity during 2007. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $1.30 billion and $541.1 million, respectively, during 2007. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $943.4 million as well as funding a portion of loan originations made during 2007. We recorded net gains totaling $7.8 million and $2.5 million on sales of available-for-sale securities during 2007 and 2006, respectively. At December 31, 2007, investment securities available-for-sale with a carrying value of $1.75 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

            During 2007, we completed several securitization transactions involving both single family and multifamily loans. We securitized $164.2 million in single family loans and $620.3 million in multifamily loans through Fannie Mae. We also securitized $395.7 million in multifamily loans in a private label guaranteed mortgage securitization through East West Mortgage Securities, LLC. We recorded $13.8 million in mortgage servicing assets in connection with these transactions as the Bank continues to service the underlying loans. We retained all of the resulting securities from these securitization transactions in our available-for-sale investment portfolio. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, these transactions were accounted for as neither sales nor financings with no gains or losses recorded to operations. As previously mentioned, we plan to securitize additional single family loans as part of our ongoing strategy to reduce overall credit risk, enhance liquidity, and manage capital.

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

            The fair values of the Company's investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. However, the distressed market conditions have impacted the Company's ability to obtain third-party pricing data for its portfolio of mortgage-backed securities and corporate debt securities. Even when third-party pricing has been available, the limited trading activity and illiquidity resulting from market conditions have challenged the observability of these quotations. For those securities for which the Company is unable to obtain more than one outside quoted market price, the Company evaluates the broker's valuation methodology for reasonableness and obtains an independent validation of the market price received from another broker who has experience with such investments.

            As of December 31, 2007, there were eight individual securities that have been in a continuous unrealized loss position for twelve months or more. These unrealized losses are primarily attributable to changes in interest rates. These securities are comprised of four AAA-rated agency debt securities, one AAA-rated agency mortgage-backed security, one AAA-rated private label mortgage-backed security, and two AA-rated corporate debt securities. As of December 31, 2007, there were also 24 securities that have been in a continuous unrealized loss position for less than twelve months. These securities are comprised of one AAA-rated agency debt security, four AAA-rated agency mortgage-backed securities, three private label mortgage-backed securities with ratings ranging from Ba3 to AAA, six Aa3-rated agency preferred stock securities, nine corporate debt securities with ratings ranging from BBB to A, and one corporate debt security with a B+ rating. All of these securities had investment grade ratings upon purchase, and with the exception of one corporate debt security that was downgraded to a B+ rating by one rating agency shortly before year-end 2007, these securities maintained their long-term investment grade status at December 31, 2007. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. We have the financial resources and the intent to hold these securities until their market values recover to cost.

            The majority of unrealized losses in the available-for-sale portfolio at December 31, 2007 are related to AAA-rated private label mortgage-backed securities that we have retained in connection with our loan securitization activities. As of December 31, 2007, the fair value of these securities totaled $680.6 million, representing 36% of our total investment portfolio. Gross unrealized losses related to these securities amounted to $70.7 million, or 9% of the aggregate amortized cost basis of these securities as of December 31, 2007. These unrealized losses are caused by lack of liquidity and market spreads resulting from instability in the residential real estate and credit markets. The underlying loans are not subprime in nature and were originated by the Bank in accordance with our customary underwriting standards. The securities are supported by overcollateralization as of December 31, 2007. Additionally, these securities are insured by a monoline insurance provider whose debt rating was recently affirmed by three major rating agencies.

            As of December 31, 2007, we had $119.6 million in corporate debt securities, representing 6% of our total investment portfolio. These debt instruments, which represent pooled trust preferred securities, had gross unrealized losses amounting to $9.5 million, or 7% of the total amortized cost basis of these securities as of December 31, 2007. Almost all of the corporate debt instruments held by the Company are trust preferred securities issued by banks and insurance companies. Of the 18 different corporate debt securities that we have purchased, only three securities were issued by real estate investment trusts or homebuilder companies. Most of the corporate debt securities are overcollateralized and have subordination structures that management believes will afford sufficient principal and interest protection. As mentioned earlier, one corporate debt security was downgraded to a B+ rating, from a BBB rating, by one rating agency shortly before year-end 2007. The ratings for all other trust preferred securities in our available-for-sale portfolio have remained at investment grade as of December 31, 2007.

            We also had $75.1 million in preferred securities issued by Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), representing 4% of our total investment portfolio as of December 31, 2007. Gross unrealized losses on these securities amounted to $9.2 million as of December 31, 2007, all of which is unrealized loss under twelve months, or 11% of the aggregate amortized cost basis of these securities. These unrealized losses have resulted from an oversupply of newly issued preferred securities in connection with more stringent capital requirements imposed on these quasi-governmental entities. We believe that these unrealized loss positions are temporary in nature and are not due to credit or fundamental issues related to Fannie Mae or Freddie Mac. Moreover, since both Fannie Mae and Freddie Mac are government-sponsored entities, their securities hold the implied backing of the U.S. Government.

            During July 2007, as a result of our periodic reviews for impairment, we recorded a $405 thousand writedown on a trust preferred security that was held in our available-for-sale portfolio at an amortized cost of $6.3 million. We do not believe that there are any securities, other than those previously identified in prior periods, that are deemed to be other-than-temporarily impaired, and therefore, no additional impairment charges as of December 31, 2007 are warranted.

            The following table sets forth the carrying values of investment securities available-for-sale at December 31, 2007, 2006 and 2005:

Table 6: Investment Securities Available-For-Sale

	At December 31,
	2007	2006	2005
		(In thousands)
U.S. Treasury securities	$2,492	$2,477	$1,497
U.S. Government agency securities and U.S Government sponsored enterprise debt securities	426,490	790,252	610,237
U.S. Government sponsored enterprise mortgage-backed securities	535,276	260,138	189,915
Other mortgage-backed securities	680,598	477,771	14,104
Corporate debt securities	119,627	97,881	17,812
U.S. Goverment sponsored enterprise equity securities	75,055	4,621	35,868
Residual securities	40,716	13,940	404
Other securities	6,882	-	-

Total investment securities available-for-sale	$1,887,136	$1,647,080	$869,837

            The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available-for-sale portfolio at December 31, 2007. Securities with no stated maturity dates, such as equity securities, are included in the "within one year" category.

Table 7: Yields and Maturities of Investment Securities Available-For-Sale

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$2,492	3.93%	$-	-	$-	-	$-	-	$2,492	3.93%
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	-	-	70,028	5.13%	40,220	5.47%	316,242	7.42%	426,490	6.86%
Government sponsored enterprise mortgage-backed securities	-	-	5,566	7.07%	58,536	5.84%	471,174	5.84%	535,276	5.85%
Other mortgage-backed securities	1,666	-	-	-	-	-	678,932	5.10%	680,598	5.10%
Corporate debt securities	-	-	-	-	-	-	119,627	7.61%	119,627	7.61%
U.S. Government sponsored enterprise equity securities (1)	75,055	8.74%	-	-	-	-	-	-	75,055	8.74%
Residual securities	-	-	-	-	-	-	40,716	19.59%	40,716	19.59%
Other securities	2,484	3.66%	-	-	-	-	4,398	16.30%	6,882	11.78%

Total	$81,697	8.46%	$75,594	5.27%	$98,756	5.69%	$1,631,089	6.20%	$1,887,136	6.24%

(1)
These securities have no final maturity date.

            We retain residual interests in securitized mortgage loans in connection with certain of our securitization activities. The fair value of residual interests is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities. At

December 31, 2007, the fair values of the residual interests totaled $40.7 million. The fair value of the residual interests at December 31, 2007 is estimated based on a weighted average remaining life of 8.9 years, a weighted average projected prepayment rate of 15%, a weighted average expected credit loss rate of 0.05% and a weighted average discount rate of 11%. As of December 31, 2006, the fair value of residual interests totaling $13.9 million is based on a weighted average remaining life of 3.2 years, a weighted average projected prepayment rate of 26%, a weighted average expected credit loss rate of 0.16% and a weighted average discount rate of 11%.

            As a result of our periodic reviews for impairment in accordance with EITF 99-20, "Recognition of Interest Income and Impairment on Certain Investments" ("EITF 99-20"), we recorded $638 thousand in impairment charges on residual securities during 2007. We did not record any impairment charges on residual interests during 2006.

Loans

            We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans. Net loans receivable increased $568.7 million, or 7%, to $8.75 billion at December 31, 2007. The increase in loans during 2007 was funded primarily through growth in deposits, borrowings, and long-term debt.

            Despite the unprecedented challenges in the housing and mortgage markets, we experienced strong loan demand throughout 2007. Excluding the impact of $414.0 million in gross loans acquired from DCB in the third quarter of 2007 and the $1.18 billion in total on-balance sheet loan securitizations during the year, organic net loan growth during 2007 amounted to $1.35 billion, or 16%, compared to year-end 2006. The organic growth in loans, excluding securitized loans and loans acquired from DCB, is comprised of increases in residential single family loans of $206.7 million or 57%, residential multifamily loans of $120.5 million or 8%, commercial real estate loans of $173.6 million or 5%, construction loans of $315.6 million or 27%, commercial business loans of $313.6 million or 33%, and trade finance loans of $219.9 million or 81%. The growth in these loan categories was partially offset by a decrease in consumer loans, including home equity lines of credit, of $4.0 million or 2%.

            The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 8: Composition of Loan Portfolio

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$433,337	4.9%	$365,407	4.4%	$509,151	7.5%	$327,554	6.4%	$146,686	4.5%
Residential, multifamily	690,941	7.8%	1,584,674	19.2%	1,239,836	18.3%	1,121,107	21.8%	809,311	24.7%
Commercial and industrial real estate	4,183,473	47.3%	3,766,634	45.6%	3,321,520	48.9%	2,556,827	49.8%	1,558,594	47.6%
Construction	1,547,082	17.5%	1,154,339	14.0%	640,654	9.4%	348,501	6.8%	179,544	5.5%

Total real estate loans	6,854,833	77.5%	6,871,054	83.2%	5,711,161	84.1%	4,353,989	84.8%	2,694,135	82.3%

Other loans:
Commercial business	1,314,068	14.8%	960,375	11.6%	643,296	9.5%	438,537	8.6%	311,133	9.5%
Trade finance	491,690	5.6%	271,795	3.3%	230,771	3.4%	155,809	3.0%	120,809	3.7%
Automobile	23,946	0.3%	9,481	0.1%	8,543	0.1%	10,151	0.2%	13,696	0.4%
Other consumer	160,572	1.8%	152,527	1.8%	200,254	2.9%	175,008	3.4%	133,454	4.1%

Total other loans	1,990,276	22.5%	1,394,178	16.8%	1,082,864	15.9%	779,505	15.2%	579,092	17.7%

Total gross loans	8,845,109	100.0%	8,265,232	100.0%	6,794,025	100.0%	5,133,494	100.0%	3,273,227	100.0%

Unearned fees, premiums, and discounts, net	(5,781)		(4,859)		(1,070)		(2,156)		152
Allowance for loan losses	(88,407)		(78,201)		(68,635)		(50,884)		(39,246)

Loan receivable, net	$8,750,921		$8,182,172		$6,724,320		$5,080,454		$3,234,133

            Single Family Residential Loans.    We offer mortgage loans secured by one-to-four unit residential properties located in our primary lending areas. At December 31, 2007, $433.3 million or 5% of the loan portfolio was secured by one-to-four family residential real estate properties, compared to $365.4 million or 4% at December 31, 2006. Residential single family loan origination activity declined in 2007, resulting in $282.1 million in new loan originations during 2007, compared with $411.0 million in 2006. Our loan origination activity during 2007 was adversely impacted by deteriorating conditions in the housing and mortgage markets.

            We sold approximately $42.3 million in conforming and non-conforming residential single family loans through our secondary marketing efforts during 2007, compared to $22.8 million sold in 2006. The adverse conditions in the housing market have resulted in investors tightening their credit underwriting standards for qualifying loans. Moreover, government-sponsored entities like Fannie Mae and Freddie Mac have increased their pricing structure and added other criteria for loans to qualify under their secondary market programs. As a result of these developments, we anticipate our secondary market activities to be unfavorably impacted in the foreseeable future. However, the newly passed congressional bill that will allow Fannie Mae and Freddie Mac to purchase loans up to $700,000 for a limited time period may provide a boost to our secondary market efforts by targeting certain segments of our jumbo loan customer base.

            During 2007, we securitized $164.2 million in single family loans through Fannie Mae. All of the resulting securities were initially retained in our available-for-sale investment portfolio. The securitizations were accounted for as neither sales nor financings with no gains or losses recorded to operations. We also recorded approximately $1.3 million in mortgage servicing assets in connection with these securitizations since the Bank continues to service the underlying loans. We expect to securitize additional single family loans during 2008 as part of our ongoing strategy to manage our liquidity, capital and credit risk.

            We offer both fixed and adjustable rate ("ARM") single family residential mortgage loan programs. We primarily offer ARM loan programs that have six-month, three-year, five-year, or seven-year initial fixed periods. We originate single family residential mortgage loans under three different types of programs: full/alternative documentation, reduced documentation and no documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels. Our underwriting criteria for all the loans in our single family residential mortgage loan programs include minimum FICO scores and maximum loan-to-value ratios. Additionally, our full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, we require reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, our no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. Of the $282.1 million in residential single family mortgage loans originated during 2007, 2% or $6.8 million were full/alternative documentation loans, 33% or $93.8 million were reduced documentation loans and 64% or $181.5 million were no documentation loans. In comparison, of the $411.0 million residential single family mortgage loans originated during 2006, 8% or $32.6 million were full/alternative documentation loans, 42% or $172.3 million were reduced documentation loans, and 50% or $206.1 million were no documentation loans. During 2007 for the no documentation loan program, the maximum LTVs ranged from 45% to 65%. For the reduced documentation loan program, the maximum LTVs ranged from 50% to 70%. Historically, losses experienced from reduced documentation loans and no documentation loans have been minimal and we do not believe potential losses from these loans will be significant.

            Multifamily Real Estate Loans.    We continue to place emphasis in the origination of multifamily loans and originated $287.2 million multifamily loans during 2007, as compared to $464.5 million in 2006. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily real estate loans accounted for $690.9 million or 8%, and $1.58 billion or 19%, of our loan portfolio at December 31, 2007 and 2006, respectively.

            During 2007, we securitized $620.3 million in multifamily loans through Fannie Mae and another $395.7 million in a private label guaranteed mortgage securitization. All of the resulting securities were initially retained in our available-for-sale investment portfolio. The securitizations were accounted for as neither sales nor financings with no gains or losses recorded to operations. We recorded approximately $12.5 million in mortgage servicing assets in connection with these securitizations since the Bank continues to service the underlying loans.

            We offer both fixed and adjustable rate multifamily loan programs. We primarily offer adjustable rate multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. We originate these multifamily mortgage loans under two different types of programs – full documentation and reduced documentation. Of the $287.2 million in multifamily loans originated during 2007, 8% or $23.4 million were full/alternative documentation and 92% or $263.9 million were reduced documentation loans. In comparison, of the $464.5 million multifamily loans originated during 2006, 28% or $128.6 million were full/alternative documentation loans and 72% or $335.9 million were reduced documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to our single family residential loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

            Additionally, we own single family and multifamily residential mortgage loans that have contractual features that may increase our credit exposure. These mortgage loans include adjustable rate mortgage loans that may subject borrowers to significant future payment increases or create the potential for negative amortization of the principal balance.

            Interest-only mortgage loans allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower's new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. As of December 31, 2007, there were $32.6 million in interest-only loans held in our portfolio. In comparison, as of December 31, 2006, there were $8.7 million in interest-only loans held in the Bank's portfolio. Historically, losses experienced from interest-only loans have been minimal and we do not believe potential losses from these loans will be significant.

            Adjustable rate mortgage loans permit different repayment options. The monthly payment for adjustable rate mortgage loans with negative amortization features is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans' principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. None of the adjustable rate mortgages held in the Bank's loan portfolio that have the potential to negatively amortize were actually negatively amortizing as of December 31, 2007 and 2006. The Bank did not originate these loans and they were purchased several years ago. We do not believe potential losses from these loans will be significant.

            Our total exposure related to these products in our loan portfolio for the years ended December 31, 2007 and 2006 is summarized as follows:

Table 9: Nontraditional Mortgage Products

	Unpaid Principal Balance as of December 31,
	2007	2006
	(In thousands)
Interest only mortgage loans	$32,571	$8,681
Adjustable rate mortgages with negative amortization features:
Residential single family loans	1,157	1,683
Residential multifamily loans	12,565	46,139

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

            Commercial Real Estate Loans.    We continue to place emphasis in the origination of commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $4.18 billion or 47%, and $3.77 billion or 46%, of our loan portfolio at December 31, 2007, and 2006, respectively.

            Since substantially all of our real estate loans are secured by properties located in California, declines in the California economy and in real estate values could have a significant effect on the collectibility of our loans and on the level of allowance for loan losses required.

            Construction Loans.    We offer loans to finance the construction of income-producing or owner-occupied buildings. At December 31, 2007, construction loans accounted for $1.55 billion or 18% of our loan portfolio. This compares with $1.15 billion or 14% of the loan portfolio at December 31, 2006. Total unfunded commitments related to construction loans increased to $975.0 million at December 31, 2007, compared to $973.6 million at December 31, 2006. As of December 31, 2007, the current balance of residential construction loans was approximately $1.10 billion and the total commitment amount was $1.75 billion, representing 71% of total construction loans and 12% of total gross loans. The average LTV for residential construction loans in our portfolio is 66% and the average loan size is approximately $2.5 million. Although the residential construction market has been one of the most adversely impacted sectors by the downturn in the housing market, we believe that the overall asset quality of this loan portfolio remains sound. All construction disbursements are being carefully monitored and reviewed to address key risks and factors in this portfolio, such as interest reserves remaining, number of homes sold, geographic area and concentration of loans.

            Commercial Business Loans.    We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, SBA guaranteed small business loans and lease financing. At December 31, 2007, commercial business loans accounted for a total of $1.31 billion or 15% of our loan portfolio, compared to $960.4 million or 12% at December 31, 2006. Total unfunded commitments related to commercial business loans increased 64% to $954.9 million at December 31, 2007, compared to $583.2 million at year-end 2006.

            Trade Finance Products.    We offer a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. At December 31, 2007, these loans to finance international trade totaled $491.7 million or 6% of our loan portfolio. Although most of our trade finance activities are related to trade with Asian countries, a significant majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Ex-Im financing to various domestic and foreign exporters. These loans are guaranteed by the Export-Import Bank of the United States. Approximately 95% of our trade finance portfolio as of December 31, 2007 represents loans made to borrowers on the import side of international trade. At December 31, 2007, such loans amounted to $469.2 million, compared with $263.3 million at December 31, 2006. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. At December 31, 2007, total unfunded commitments related to trade finance loans increased 31% to $410.9 million, compared to $314.8 million at December 31, 2006.

            Affordable Housing.    We are engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which are generally eligible for federal low income housing tax credits. As of December 31, 2007, we had outstanding $396.2 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $358.3 million as of year-end 2006. Credit facilities for individual projects generally range in size from $1 million to $10 million.

            Foreign Oustandings.    Foreign outstandings include loans, acceptances, interest bearing deposits with other banks, other interest bearing investments and related accrued interest receivable. Foreign assets are subject to the general risks of conducting business in each foreign country, including economic uncertainty and government regulations. In addition, foreign assets may be impacted by changes in demand or pricing resulting from movements in exchange rates or other factors. The

Company's cross-border exposure primarily relate to our branch operations in Hong Kong, China, which commenced in 2007. As of December 31, 2007, our cross-border exposure did not exceed 1.00% of our total assets.

            Contractual Maturity of Loan Portfolio.    The following table presents the maturity schedule of our loan portfolio at December 31, 2007. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $63.9 million are included in the following table by their contractual maturity date.

Table 10: Maturity of Loan Portfolio

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Residential, single family	$4,554	$29,734	$399,049	$433,337
Residential, multifamily	29,585	8,406	652,950	690,941
Commercial and industrial real estate	627,115	254,191	3,302,167	4,183,473
Construction	1,350,380	175,495	21,207	1,547,082
Commercial business	963,872	242,305	107,891	1,314,068
Trade finance	456,003	35,687	-	491,690
Automobile and other consumer	18,592	11,851	154,075	184,518

Total	$3,450,101	$757,669	$4,637,339	$8,845,109

            As of December 31, 2007, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 11: Loans Scheduled to be Repriced

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Total fixed rate	$311,203	$441,982	$151,362	$904,547
Total variable rate	6,144,762	1,711,100	20,818	7,876,680

Total	$6,455,965	$2,153,082	$172,180	$8,781,227

Mortgage Servicing Assets

            As of December 31, 2007, we had $21.7 million of mortgage servicing assets, which is net of $1.2 million in total valuation allowances. Mortgage servicing assets are initially recorded at fair value. The Company primarily uses the services of an outside third party to provide independent valuations of its mortgage servicing assets. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Published industry standards are used to derive market-based assumptions. Evaluation of impairment is performed on a quarterly basis. We record mortgage servicing assets for loans sold or securitized for which servicing has been retained by the Bank. Based on the most recent quarterly valuation reports received, it appears that overall delinquency and prepayment rates related to the underlying sold or securitized loans have not changed significantly. We do not expect a significant decline in the value of the MSA until such events occur and do not expect this to be an area of significant weakness or deterioration in value in the near future. For more information about our mortgage servicing assets, see Note 11 to the Company's consolidated financial statements presented elsewhere in this report.

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

            Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 0.57% and 0.18% at December 31, 2007 and 2006, respectively. Nonaccrual loans totaled $63.9 million and $17.1 million at December 31, 2007 and 2006, respectively. Loans totaling $113.5 million were placed on nonaccrual status during 2007. These additions to nonaccrual loans were offset by $25.3 million in payoffs and principal paydowns, $38.1 million in loans brought current, $1.8 million in net chargeoffs, and $1.5 million in loans transferred to OREO. Additions to nonaccrual loans during 2007 were comprised of $52.6 million in construction loans, $28.6 million in commercial real estate loans, $14.6 million in multifamily loans, $7.4 million in commercial business loans, $5.0 million in single family loans, $2.3 million in trade finance loans, $1.6 million in SBA loans, $1.2 million in home equity loans, $163 thousand in other consumer loans, and $79 thousand in auto loans.

            All loans that were past due 90 days or more were on nonaccrual status at December 31, 2007 and 2006.

            The Company had $2.1 million in restructured loans as of December 31, 2007. There were no restructured loans as of December 31, 2006.

            Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had three OREO properties at December 31, 2007, with a combined aggregate carrying value of $1.5 million. As of December 31, 2006, we had one OREO property with a carrying value of $2.8 million. This property was sold during the first quarter of 2007 for a net gain on sale of $1.2 million.

            The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

Table 12: Nonperforming Assets

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$63,882	$17,101	$24,149	$4,924	$5,311
Loans past due 90 days or more but not on nonaccrual	-	-	5,670	681	636

Total nonperforming loans	63,882	17,101	29,819	5,605	5,947

Restructured loans	2,081	-	-	-	638
Other real estate owned, net	1,500	2,786	299	299	-

Total nonperforming assets	$67,463	$19,887	$30,118	$5,904	$6,585

Total nonperforming assets to total assets	0.57%	0.18%	0.36%	0.10%	0.16%
Allowance for loan losses to nonperforming loans	138.39%	457.29%	230.17%	907.83%	659.93%
Nonperforming loans to total gross loans	0.72%	0.21%	0.44%	0.11%	0.18%

            We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. All nonaccrual loans and all other loans graded substandard or doubtful with an outstanding balance of $2.0 million or greater are individually evaluated in accordance with the provisions of SFAS No. 114 to determine the potential level of impairment and to establish a specific reserve, if necessary. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Also, in accordance with SFAS No. 114, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period. Once loans have been classified as impaired, there is generally no interest recognition on these loans and any payments received on impaired loans are recorded as reductions in principal.

            At December 31, 2007, the Company's total recorded investment in impaired loans was $123.8 million, compared with $17.1 million at December 31, 2006. The increase in the impaired loans is largely due to an increase in nonperforming residential construction loans as well as the current economic conditions and the downturn in the housing market. All nonaccrual and doubtful loans are included in impaired loans. Impaired loans at December 31, 2007 are comprised of 9 single family loans totaling $4.5 million, 6 multifamily loans totaling $9.6 million, 9 commercial real estate loans totaling $25.5 million, 10 construction loans totaling $42.3 million, 10 commercial business loans totaling $22.7 million, one trade finance loan amounting to $18.1 million, 3 SBA loans totaling $181 thousand, and 3 home equity loans totaling $801 thousand, and 4 other consumer loans totaling $138 thousand. As of December 31, 2007, the allowance for loan losses included $16.3 million for impaired loans with a total recorded balance of $67.1 million. There were no specific reserves on impaired loans at December 31, 2006.

            Our average recorded investment in impaired loans during 2007 and 2006 totaled $121.0 million and $16.7 million, respectively. During 2007 and 2006, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $9.7 million and $1.4 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $6.8 million and $717 thousand, respectively.

Allowance for Loan Losses

            We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular, quarterly reviews of the adequacy of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2007, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

            The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the year. At December 31, 2007, the allowance for loan losses amounted to $88.4 million, or 1.00% of total loans, compared with $78.2 million, or 0.95% of total loans, at December 31, 2006. The $10.2 million increase in the allowance for loan losses at December 31, 2007, from year-end 2006, reflects $12.0 million in additional loss provisions and $4.1 million in loss reserves acquired from DCB, less $6.8 million in net chargeoffs during the year. The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.4 million at December 31, 2007, compared to $12.2 million at December 31, 2006.

            The provision for loan losses of $12.0 million recorded in 2007 represents a 95% increase from the $6.2 million in loss provisions recorded during 2006. The increase in loss provisions recorded during 2007, compared to 2006, was driven by an increase in net chargeoffs, an increase in the volume of classified and nonperforming loans, and continued loan growth. During 2007, we recorded $6.8 million in net chargeoffs representing less than 0.08% of average loans outstanding during the year. In comparison, we recorded net recoveries totaling $484 thousand, or less than 1% of average loans outstanding, during 2006.

            The following table summarizes activity in the allowance for loan losses for the periods indicated:

Table 13: Allowance for Loan Losses

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance balance, beginning of year	$78,201	$68,635	$50,884	$39,246	$35,292
Allowance from acquisitions	4,125	4,084	9,290	1,583	2,821
Allowance for unfunded loan commitments and letters of credit	841	(1,168)	(2,738)	(1,566)	(6,129)
Provision for loan losses	12,000	6,166	15,870	16,750	8,800
Gross chargeoffs:
Residential single family	335	3	168	-	-
Commercial and industrial real estate	-	-	1,899	-	-
Construction	2,810
Commercial business	3,740	236	1,428	1,679	2,565
Trade finance	249	205	2,821	4,055	-
Automobile	30	46	97	119	190
Other consumer	42	25	29	7	22

Total gross chargeoffs	7,206	515	6,442	5,860	2,777

Gross recoveries:
Residential single family	-	2	23	9	40
Residential multifamily	-	-	90	26	197
Commercial and industrial real estate	7	749	34	3	264
Commercial business	419	238	380	507	632
Trade finance	-	-	1,124	-	65
Automobile	20	5	119	186	41
Other consumer		5	1	-	-

Total gross recoveries	446	999	1,771	731	1,239

Net chargeoffs (recoveries)	6,760	(484)	4,671	5,129	1,538

Allowance balance, end of year	$88,407	$78,201	$68,635	$50,884	$39,246

Average loans outstanding	$8,354,989	$7,828,579	$5,886,398	$4,170,524	$2,754,620

Total gross loans outstanding, end of year	$8,845,109	$8,265,232	$6,794,025	$5,133,494	$3,273,227

Net chargeoffs (recoveries) to average loans	0.08%	(0.01)%	0.08%	0.12%	0.06%
Allowance for loan losses to total gross loans at end of year	1.00%	0.95%	1.01%	0.99%	1.20%

            Our primary methodology to determine the overall adequacy of the allowance is based on the classification migration model. The result from this methodology is compared to analyses derived from peer group comparisons as well as the federal regulatory interagency policy for loan and lease losses to determine an overall allowance requirement amount.

            In consideration of the significant growth and increasing diversity and credit risk profiles of loans in our loan portfolio in the past several years, our classification migration model utilizes sixteen risk-rated loan pool categories and three homogeneous loan categories. The loan sectors included in the risk-rated loan pools are single family, multifamily, commercial real estate, construction, commercial business, trade finance, and automobile loans. With the exception of automobile loans, all other risk-rated categories have been broken down into additional subcategories. For example, the commercial real estate loan category is further segmented into six subcategories based on industry sector, namely, retail, office, industrial, land, hotel/motel, and other miscellaneous. By sectionalizing these broad loan categories into smaller subgroups, we are better able to isolate and identify the risk associated with each subgroup based on historical loss trends.

            In addition to the sixteen risk-rated loan categories, our classification migration model also utilizes three homogeneous loan categories which encompass predominantly consumer-related credits. Specifically, these homogeneous loan categories are home equity lines, overdraft protection, and credit card loans.

            We utilize a loss horizon of sixteen years to better capture the Bank's historical loss trends. This loss horizon represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio. We utilize a number of self-correcting mechanisms to better reflect the loss potential for certain categories that have little or no historical losses. During the third quarter of 2006, we set an upper limit of 25 basis points as the maximum differential between historical loss rates and minimum loss rates for loans with a "pass" rating in all loan categories. The allowance requirement for each pool continues to be based on the higher of historical loss factors or established minimum loss rates for each classification category (i.e. pass, special mention, substandard, and doubtful).

            In prior periods, minimum loss factors were established to address the loss potential associated with the various portfolios and to preclude the application of migration analysis loss factors which may be mathematically correct from a historical view point, but did not adequately measure the risk of a portfolio given current loan originations, in terms of volume and size of loan, industry concentrations and/or the economy. Effective with the quarter ended March 31, 2007 and in accordance with new regulatory guidance, the Bank no longer utilizes minimum loss rates when calculating the migration requirement portion of the overall reserve total. Risks associated with factors other than historical loss rates are now addressed through the use of qualitative adjustments.

            Besides quantitative adjustments, the enhanced classification migration methodology also utilizes qualitative adjustments. These qualitative adjustments include credit concentrations, delinquency, nonaccrual and problem loan trends, experience of lending personnel, and quality of the loan review system, economic risk considerations, and modeling risk associated with the classification migration model. Qualitative adjustments can be either positive or negative, and generally range from -2% to 5%. Total net qualitative adjustments for each loan pool are reflected as a percent adjustment and are calculated on top of the required allowance amount based on historical losses or minimum loss rates.

            The following table reflects the Company's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated.

Table 14: Allowance for Loan Losses by Loan Category

	At December 31,
	2007		2006
	Amount	%	Amount	%
	(Dollars in thousands)
Residential single family	$2,475	4.9%	$1,438	4.4%
Residential multifamily	4,216	7.8%	10,315	19.2%
Commercial and industrial real estate	21,072	47.3%	23,792	45.6%
Construction	19,132	17.5%	9,629	14.0%
Commercial business	24,188	14.9%	16,750	11.6%
Trade finance	16,487	5.5%	15,538	3.3%
Automobile	242	0.3%	92	0.1%
Consumer and other	595	1.8%	647	1.8%

Total	$88,407	100.0%	$78,201	100.0%

            The increase of $10.2 million in the allowance for loan losses from December 31, 2006 to December 31, 2007 was primarily due to changes in the portfolio and increased loss estimates and historic losses for the individual loan categories. Loss reserves on residential multifamily loans decreased in line with the decrease in multifamily loans resulting from our internal securitization activity. Loss reserves for construction and commercial business loans increased at December 31, 2007, reflecting the downturn in the residential real estate market and conditions in the overall economy.

Deposits

            We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $43.9 million to $7.28 billion at December 31, 2007. Time deposit products, consisting primarily of retail fixed-rate certificates of deposit, totaled $3.81 billion at December 31, 2007 and comprised 52% of the total deposit portfolio at year-end 2007. In comparison, time deposits amounted to $3.78 billion at December 31, 2006, also representing 52% of the total deposit portfolio as of that date. Core deposits, or non-time deposit accounts, increased to $3.47 billion at December 31, 2007, and represented the remaining 48% of the deposit portfolio at December 31, 2007. Core deposits, which include noninterest bearing demand accounts, interest-bearing checking accounts, savings accounts and money market accounts, accounted for the remainder of the deposit portfolio at both December 31, 2007 and 2006.

            Deposit growth remained challenging as we continued to experience heightened market competition for deposits throughout 2007. Deposits increased 1% to $7.28 billion at December 31, 2007, from $7.24 billion at December 31, 2006, largely due to $506.6 million in deposits acquired from DCB. Net deposit growth was comprised of increases in noninterest-bearing demand accounts of $78.0 million or 6%, interest-bearing checking accounts of $22.7 million or 5%, savings accounts of $105.2 million or 28%, and time deposits of $27.6 million or 1%. These increases were partially offset by a decrease in money market accounts of $189.7 million or 15% during the year.

            We continue to rely on brokered deposits as a supplemental source of funding. However, during 2007, we took advantage of more favorable rates available from alternate funding sources to meet the Company's liquidity needs. At December 31, 2007, total brokered deposits amounted to $96.4 million, compared with $281.9 million at December 31, 2006.

            Public deposits increased 17% to $506.5 million at December 31, 2007, from $434.6 million at December 31, 2006. A large portion of these public funds are comprised of deposits from the State of California.

            Time deposits greater than $100 thousand totaled $2.88 billion, representing 40% of the deposit portfolio at December 31, 2007. These accounts, consisting primarily of deposits by consumers, had a weighted average interest rate of 4.57% at December 31, 2007. The following table provides the remaining maturities at December 31, 2007 of time deposits greater than $100 thousand:

Table 15: Time Deposits $100,000 or Greater

(In thousands)
3 months or less	$1,342,341
Over 3 months through 6 months	700,171
Over 6 months through 12 months	686,755
Over 12 months	149,787

Total	$2,879,054

Borrowings

            We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one business day to six months from the transaction date. At December 31, 2007, federal funds purchased amounted to $222.3 million, a 47% increase from the $151.0 million balance at December 31, 2006.

            FHLB advances increased 59% to $1.81 billion as of December 31, 2007, compared to $1.14 billion at December 31, 2006. A portion of outstanding FHLB advances at December 31, 2007 totaling $350.0 million represents overnight advances, compared to $230.0 million as of December 31, 2006. To help fund our robust loan origination activity, we entered into a combined $620.0 million in additional term FHLB advances during 2007. These advances have maturity terms ranging from one to three years and fixed rates ranging from 3.87% to 4.90%. During August 2007, we assumed $10.0 million in term FHLB advances from DCB with a two-year maturity term and a fixed rate of 5.04%.

            In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements ("repurchase agreements") to manage our liquidity position. Repurchase agreements totaled $995.0 million at December 31, 2007, compared with $975.0 million at December 31, 2006. The increase in repurchase agreements at December 31, 2007 is due to a new repurchase agreement amounting to $50.0 million that we entered into in September 2007. This repurchase agreement has a term of ten years and an interest rate that was initially fixed at 50 basis points for the first three months. Thereafter, the rate is subject to a quarterly floating rate, subject to a specified floor and cap rate. Additional collateral may be requested from the counterparty when determined to be appropriate. Partially offsetting this transaction was the termination of a $30.0 million repurchase agreement that was called by the counterparty in August 2007.

            All of the other repurchase agreements are long-term with ten year maturity terms. The rates are all initially floating rate for a period of time ranging from three months to three years. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.13%. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

            During the second and fourth quarters of 2006, we modified the terms of a $50.0 million repurchase agreement that we initially entered into in September 2005, in response to the rising interest rate environment. Under the terms of the most recent modification, the interest rate on this ten-year instrument for the period from December 6, 2006 through June 6, 2007 is based on the three-month Libor minus 215 basis points. Thereafter, the rate is fixed at 5.05% through the extended maturity date of December 6, 2016. The original maturity date of this agreement was September 6, 2012. Under the terms of the most recent modification, the counterparty has the right to call the transaction on June 6, 2007, and quarterly thereafter until maturity.

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

            The differences in the present values of the cash flows under the new terms of these debt instruments are less than 10% of the present values of the remaining cash flows under the original or previously modified terms. As such, these modifications of debt terms are not considered substantial, and therefore, do not constitute as debt extinguishments in accordance with the provisions of EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. No gains or losses were recorded in the consolidated statements of income as a result of these debt modifications.

            Included in the balance of repurchase agreements as of December 31, 2007 are $7.0 million in overnight repurchase agreements with customers that we assumed in conjunction with the DCB acquisition in August 2007. These overnight repurchase agreements with customers had interest rates ranging from 4.25% to 4.50% as of December 31, 2007.

Long-Term Debt

            As of December 31, 2007, long-term debt totaled $235.6 million, compared to $184.0 million at December 31, 2006. Long-term debt is comprised of subordinated debt and junior subordinated debt issued in connection with our various trust preferred securities offerings. The increase in long-term debt at December 31, 2007 is due to the issuance of $50.0 million in two separate pooled trust preferred offerings during the first and third quarters of 2007. Similar to previous offerings, these securities were issued through newly formed statutory business trusts that are wholly-owned subsidiaries of the Company. The securities for Trust VIII, amounting to $20.0 million, have a 30-year scheduled maturity on June 6, 2037 and bear interest at a per annum rate based on the three-month Libor plus 140 basis points, payable on a quarterly basis. At December 31, 2007, the interest rate on the securities issued by Trust VIII was 6.55%. The securities for Trust IX, totaling $30.0 million, have a 30-year scheduled maturity on September 15, 2037 and bear interest at a per annum rate based on the three-month Libor plus 190 basis points, payable on a quarterly basis. At December 31, 2007, the interest rate on the securities issued by Trust IX was 6.89%. These additional issuances of trust preferred securities qualify as Tier I capital for regulatory purposes similar to previous offerings.

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

Loan Securitizations and Sales

            In the ordinary course of business, the Company sells loans with or without recourse. For loans sold with recourse, the recourse component is considered a guarantee. In certain situations, the Company could also have an obligation for loans sold without recourse. Additional information pertaining to our loan sales is included in Note 18 to the Company's consolidated financial statements presented elsewhere in this report.

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

            When we sell or securitize loans, we generally retain the right to service the loans and we may retain residual and other interests, which are considered retained interests in the securitized assets. Retained interests may provide credit enhancement to the investors and represent the Company's maximum risk exposure associated with these transactions. Investors in the securities issued by the QSPE have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPE. Additional information pertaining to our securitization transactions and related retained interests is included in Note 5 to the Company's consolidated financial statements presented elsewhere in this report.

Commitments, Guarantees and Contingencies

            As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2007 is as follows:

Table 16: Significant Commitments

December 31, 2007
(In thousands)
Undisbursed loan commitments	$2,723,859
Standby letters of credit	569,972
Commercial letters of credit	49,939

            A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 18 to the Company's consolidated financial statements presented elsewhere in this report. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 20 to the Company's consolidated financial statements presented elsewhere in this report.

Contractual Obligations

            The following table presents, as of December 31, 2007, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 17: Contractual Obligations

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)
Deposits	$3,700,304	$176,108	$41,369	$23,808	$3,707,078	$7,648,667
Federal funds purchased	222,369					222,369
FHLB advances	767,143	1,090,687	62,227	3,323	-	1,923,380
Securities sold under repurchase agreements	51,753	89,593	89,593	1,153,908	-	1,384,847
Notes payable					16,242	16,242
Long-term debt obligations	16,346	32,692	32,692	507,731		589,461
Operating lease obligations	11,145	23,095	24,672	52,327	-	111,239
Unrecognized tax benefits	-	-	-	-	768	768
Postretirement benefit obligations	-	4,144	11,156	4,048	-	19,348

Total contractual obligations	$4,769,060	$1,416,319	$261,709	$1,745,145	$3,724,088	$11,916,321

Capital Resources

            Our primary source of capital is the retention of net after tax earnings. At December 31, 2007, stockholders' equity totaled $1.17 billion, a 15% increase from the year-end 2006 balance of $1.02 billion. The increase is comprised of the following: (1) net income of $161.2 million recorded during 2007; (2) stock compensation costs amounting to $6.8 million related to grants of restricted stock and stock options; (3) tax benefits of $7.5 million resulting from the exercise of nonqualified stock options and vesting of restricted stock; (4) net issuance of common stock totaling $11.8 million, representing 1,195,698 shares, pursuant to various stock plans and agreements; (5) net issuance of common stock totaling $219 thousand, or 5,880 shares, in lieu of Board of Director retainer fees; and (6) net issuance of common stock totaling $78.5 million, or 2,032,816 shares, in connection with the DCB acquisition. These transactions were offset by (1) payments of quarterly cash dividends totaling $24.6 million; (2) an increase of $28.7 million in unrealized losses on available-for-sale investment securities; (3) a change in accounting principle pursuant to the adoption of FIN 48 amounting to $4.6 million; and (4) purchases of treasury stock totaling $55.5 million, representing 1,442,848 shares of common stock.

Private Placement Offerings

            During 2007, we issued a total of $51.5 million in junior subordinated debt securities in two pooled trust preferred offerings. Similar to previous offerings, these securities were issued through two newly formed statutory business trusts, Trust VIII and Trust IX, wholly-owned subsidiaries of the Company. The proceeds from the debt securities are loaned by the Trusts to the Company and are included in long-term debt in the accompanying consolidated balance sheets. The junior subordinated debt securities issued qualify as Tier I capital for regulatory reporting purposes.

In-Store Banking Agreement

            On August 30, 2001, we entered into a ten-year agreement with 99 Ranch Market to provide in-store retail banking services to their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast. Tawa Supermarket Companies is the parent company of 99 Ranch Market. In conjunction with this agreement, we issued 600,000 warrants to senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share. These warrants vested over six years and were intended to provide direct benefit to 99 Ranch Market executives who made significant contributions to the success of the in-store banking operations. The estimated total fair value of the issued warrants was $2.7 million. As of December 31, 2007, all of the 600,000 warrants issued under this agreement have been exercised. We did not experience any material increases in expenses or capital investments as a result of this agreement with 99 Ranch Market.

Risk-Based Capital

            We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well-capitalized." At December 31, 2007, the Bank's Tier I and total capital ratios were 8.8% and 8.5%, respectively, compared to 9.4% and 11.1%, respectively, at December 31, 2006.

            The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at December 31, 2007, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 18: Regulatory Required Ratios

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.5%	10.3%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	9.0%	8.8%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.7%	8.5%	4.0%	5.0%

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

            During the years ended December 31, 2007 and 2006, we experienced net cash inflows of $223.5 million and $121.5 million, respectively, from operating activities. Net cash inflows from operating activities during 2007 and 2006 were primarily due to net income earned during the year.

            Net cash outflows from investing activities totaled $518.9 million and $1.52 billion during 2007 and 2006, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

            We experienced net cash inflows from financing activities of $263.2 million during the year ended December 31, 2007, primarily due to proceeds from federal funds purchased, FHLB advances and long-term debt. These factors were partially offset by a net decrease in deposits and purchases of treasury shares related to our Board-approved share repurchase program. During 2006, deposit growth, proceeds from federal funds purchased, repurchase agreements, FHLB advances and long-term debt, accounted for net cash inflows from financing activities totaling $1.44 billion.

            As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2007, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

            The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the years ended December 31, 2007 and 2006, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $71.6 million and $12.0 million, respectively. The large increase in dividend payments by the Bank to the Company during 2007 is primarily due to share repurchases totaling $53.8 million in connection with the Board authorized stock repurchase program announced during 2007, and to a lesser degree, the increase in quarterly cash dividends to $0.10 per share, from $0.05 per share, commencing in the first quarter of 2007. As of December 31, 2007, approximately $340.6 million of undivided profits of the Bank were available for dividends to the Company.

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

            Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a monthly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2007 and 2006, assuming a parallel shift of 100 to 200 basis points in both directions:

Table 19: Rate Shock Table

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
+200	9.1%	0.2%	5.3%	(11.1)%
+100	5.8%	2.6%	5.4%	(1.8)%
-100	(5.7)%	(2.3)%	(6.2)%	(3.8)%
-200	(11.0)%	(5.0)%	(11.9)%	(9.3)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

            All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2007 and 2006. At December 31, 2007 and 2006, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

            The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2007. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 20: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year
	2008	2009	2010	2011	2012	After 2013	Total	Fair Value at December 31, 2007
	(Dollars in thousands)
Assets:
CD investments	$495						$495	$493
average yield (fixed rate)	3.80%						3.80%
Federal funds sold	$1,097						$1,097	$1,097
Weighted average rate	4.17%						4.17%
Securities purchased under resale agreements	$100,000	$50,000					$150,000	$154,977
Weighted average rate	8.00%	10.00%					8.67%
Investment securities available-for-sale (fixed rate)	$4,957	$–	$50,000	$550	$21,436	$570,634	$647,577	$641,226
Weighted average rate	3.80%	9.00%	5.20%	8.54%	5.25%	6.74%	6.55%
Investment securities available-for-sale (variable rate) (1)	$1,174,178	$86,335	$25,550	$11,675	$8,260	$561	$1,306,559	$1,245,910
Weighted average rate	5.83%	5.34%	6.04%	6.21%	6.89%	6.03%	5.81%
Total gross loans	$6,490,538	$1,011,922	$700,542	$311,201	$139,299	$191,607	$8,845,109	$9,114,550
Weighted average rate	7.48%	6.81%	6.83%	7.02%	7.09%	6.01%	7.30%
Liabilities:
Checking accounts	$472,943						$472,943	$472,943
Weighted average rate	1.56%						1.56%
Money market accounts	$1,090,949						$1,090,949	$1,090,949
Weighted average rate	3.55%						3.55%
Savings deposits	$477,779						$477,779	$477,779
Weighted average rate	1.54%						1.54%
Time deposits	$3,610,248	$124,946	$35,681	$5,211	$28,926	$501	$3,805,513	$3,802,154
Weighted average rate	4.37%	4.57%	3.65%	4.93%	4.16%	4.79%	4.37%
Federal funds purchased	$222,275						$222,275	$222,275
Weighted average rate	3.18%						3.18%
FHLB advances (overnight)	$350,000						$350,000	$350,000
Weighted average rate	3.30%						3.30%
FHLB advances (term)	$355,419	$630,000	$410,000	$55,000	$5,000	$3,000	$1,458,419	$1,475,649
Weighted average rate	4.92%	4.79%	4.39%	5.20%	4.46%	4.44%	4.72%
Customer repurchase agreements	$6,955						$6,955	$6,955
Weighted average rate	4.48%						4.48%
Securities sold under repurchase agreements	$995,000						$995,000	$1,014,784
Weighted average rate	4.50%						4.50%
Subordinated debt	$75,000						$75,000	$81,766
Weighted average rate	6.10%						6.10%
Junior subordinated debt (fixed rate)						$21,392	$21,392	$25,942
Weighted average rate						10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178						$139,178	$143,303
Weighted average rate	6.78%						6.78%

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

            Transaction deposit accounts, which include checking, money market and savings accounts, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair values of time deposits are based upon the discounted values of contractual cash flows, which are estimated using current rates offered for deposits of similar remaining terms. For federal funds purchased, fair value approximates book value due to their short maturities. The fair value of FHLB advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. Customer repurchase agreements, which have maturities ranging from one to three days, are presumed to have equal book and fair values because the interest rates paid on these instruments are based on prevailing market rates. The fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. For both subordinated and junior subordinated debt instruments, fair values are estimated by discounting cash flows through maturity based on current market rates.

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

            In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index, or the "HSCEI". The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e., equity call option) that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

            On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams. The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005. The fair values of both the embedded derivatives and equity swap agreements amounted to $25.7 million and $15.1 million as of December 31, 2007 and 2006, respectively. The significant increase in the fair value of the derivative contracts since December 31, 2006 can be attributed to a 56% rise in the index value combined with a 46% increase in the implied volatility of the HSCEI call options as of December 31, 2007, relative to year-end 2006.

            In December 2007, the Company entered into two additional equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This product, which has a term of 5 years, also pays interest based on the performance of the HSCEI similar to the previous index certificate offering in 2004. The combined notional amounts of these new equity swap agreements totaled $24.1 million and have termination dates similar to the stated maturities of the underlying certificate of deposit host contracts. On December 3, 2007, we prepaid $4.5 million for the option cost based on the current market value of the cash streams. The fair values of both the embedded derivatives and equity swap agreements amounted to $2.6 million as of December 31, 2007.

            The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            For quantitative and qualitative disclosures regarding market risks in our portfolio, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements of the Company, including the "Report of Independent Registered Public Accounting Firm," are included in this report immediately following Part IV.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2007. There have been no changes in our internal controls during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Management's Annual Report on Internal Control over Financial Reporting

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

            Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

            The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of East West Bancorp's consolidated financial statements, has issued an attestation report on the effectiveness of management's internal control over financial reporting based on criteria established in Internal Control -Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited the internal control over financial reporting of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 29, 2008

ITEM 9B. OTHER INFORMATION

            On February 19, 2008, the Compensation Committee for the Company approved the 2008 annual base salaries, cash bonus payments for 2007 work and grants of incentive stock for the Company's executive officers. This information for the Company's named executives is set forth as Exhibit 10.13 "Named Executive Officer Compensation."

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Information concerning directors and executive officers of the Company, to the extent not included under Item 1 under the heading "Executive Officers of the Registrant" appearing at the end of Part I of this report, will appear in the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders (the "2008 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 "Director Compensation."

Code of Ethics

            The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Experts

            The Company has determined that all members of the Audit Committee, namely Directors Steve Erwin, Andrew Kane, John Lee, Herman Li and Keith Renken are "Audit Committee Financial Experts" as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. All members of the Audit Committee are independent of management.

ITEM 11.  EXECUTIVE COMPENSATION

            On February 19, 2008, the Compensation Committee for the Company approved the 2008 annual base salaries, cash bonus payments for 2007 work and grants of incentive stock for the Company's executive officers. Information concerning executive compensation of the Company's named executives will appear in the 2008 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "DIRECTOR COMPENSATION" "COMPENSATION OF EXECUTIVE OFFICERS," "COMPENSATION DISCUSSION AND ANALYSIS," and "REPORT BY THE COMPENSATION COMMITTEE," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            Information concerning security ownership of certain beneficial owners and management and information related to the Company's equity compensation plans will appear in the 2008 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" and "SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS," if filed with the Securities and Exchange Commission pursuant to

Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

            Information concerning certain relationships and related transactions will appear in the 2008 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Information concerning principal accountant fees and services will appear in the 2008 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM," if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

            The following financial statements included in the registrant's 2007 Annual Report to Shareholders are included. Page number references are to the 2007 Annual Report to Shareholders.

(a)(2) Financial Statement Schedules

            Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East West Bank and East West Merger Co., Inc.*
2.1	Agreement and Plan of Merger By and Among East West Bancorp, Inc., East West Bank and Standard Bank<
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Common Stock Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause!+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan^+
10.6.2	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors^+
10.6.3	Performance-Based Bonus Plan^+
10.6.4	1999 Spirit of Ownership Restricted Stock Program^+
10.6.5	2003 Directors' Restricted Stock Program^+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+

10.8	Employment Agreement with William J. Lewis!+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
10.10.2	Amendment to Employment Agreement with Donald Sang Chow!+
10.11	Supplemental Executive Retirement Plans!+
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Employment Agreement with Wellington Chen!+
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

*	Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).
#	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000 (File No. 000-24939).
@	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 28, 2002 (File No. 000-24939).
&	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-24939).
!	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005 (File No. 000-24939).
^	Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).
<	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 14, 2006 (File No. 000-24939).
+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of East West Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 29, 2008

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$160,347	$192,559
Securities purchased under resale agreements	150,000	100,000
Investment securities available-for-sale, at fair value (with amortized cost of $1,954,140 in 2007 and $1,663,505 in 2006)	1,887,136	1,647,080
Loans receivable, net of allowance for loan losses of $88,407 in 2007 and $78,201 in 2006	8,750,921	8,182,172
Investment in Federal Home Loan Bank stock, at cost	84,976	77,469
Investment in Federal Reserve Bank stock, at cost	21,685	17,830
Other real estate owned, net	1,500	2,786
Investment in affordable housing partnerships	44,206	36,564
Premises and equipment, net	64,943	43,922
Due from customers on acceptances	15,941	8,134
Premiums on deposits acquired, net	28,459	20,383
Goodwill	335,366	244,259
Cash surrender value of life insurance policies	88,658	90,598
Accrued interest receivable and other assets	151,664	121,264
Deferred tax assets	66,410	38,691

TOTAL	$11,852,212	$10,823,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,431,730	$1,353,734
Interest-bearing	5,847,184	5,881,308

Total deposits	7,278,914	7,235,042
Federal funds purchased	222,275	151,000
Federal Home Loan Bank advances	1,808,419	1,136,866
Securities sold under repurchase agreements	1,001,955	975,000
Notes payable	16,242	11,379
Bank acceptances outstanding	15,941	8,134
Accrued interest payable, accrued expenses and other liabilities	101,073	102,877
Long-term debt	235,570	184,023

Total liabilities	10,680,389	9,804,321

COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS' EQUITY
Common stock (par value of $0.001 per share) Authorized—200,000,000 shares Issued—69,634,811 shares in 2007 and 66,400,417 shares in 2006 Outstanding—63,137,221 shares in 2007 and 61,431,278 shares in 2006	70	66
Additional paid in capital	652,297	544,469
Retained earnings	657,183	525,247
Treasury stock, at cost—6,497,590 shares in 2007 and 4,969,139 shares in 2006	(98,925)	(40,305)
Accumulated other comprehensive loss, net of tax	(38,802)	(10,087)

Total stockholders' equity	1,171,823	1,019,390

TOTAL	$11,852,212	$10,823,711

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$650,717	$587,831	$381,327
Investment securities available-for-sale	102,341	60,607	25,912
Securities purchased under resale agreements	15,064	7,076	1,118
Investment in Federal Home Loan Bank stock	3,464	3,161	2,275
Investment in Federal Reserve Bank stock	1,117	932	492
Short-term investments	904	443	275

Total interest and dividend income	773,607	660,050	411,399

INTEREST EXPENSE
Customer deposit accounts	241,035	200,265	93,586
Federal Home Loan Bank advances	61,710	50,824	26,603
Securities sold under repurchase agreements	38,366	23,083	2,562
Long-term debt	15,603	12,799	6,766
Federal funds purchased	8,899	5,597	1,767

Total interest expense	365,613	292,568	131,284

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	407,994	367,482	280,115
PROVISION FOR LOAN LOSSES	12,000	6,166	15,870

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	395,994	361,316	264,245

NONINTEREST INCOME
Branch fees	15,071	11,265	7,446
Letters of credit fees and commissions	10,252	8,673	8,592
Net gain on investment securities available-for-sale	7,833	2,537	4,291
Ancillary loan fees	5,773	3,885	2,474
Income from life insurance policies	4,156	3,997	3,204
Net gain on disposal of fixed assets	1,665	-	52
Income from secondary market activities	1,571	698	1,579
Net gain on sale of real estate owned	1,344	88	-
Other operating income	3,603	3,215	2,011

Total noninterest income	51,268	34,358	29,649

NONINTEREST EXPENSE
Compensation and employee benefits	85,926	70,583	53,669
Occupancy and equipment expense	25,582	21,350	15,059
Amortization of premiums on deposits acquired	6,846	7,118	3,914
Deposit-related expenses	6,767	9,244	8,452
Amortization of investments in affordable housing partnerships	4,958	5,441	6,468
Data processing	4,818	3,644	2,747
Deposit insurance premiums and regulatory assessments	1,399	1,360	996
Other operating expenses	48,707	43,153	32,228

Total noninterest expense	185,003	161,893	123,533

INCOME BEFORE PROVISION FOR INCOME TAXES	262,259	233,781	170,361
PROVISION FOR INCOME TAXES	101,092	90,412	61,981

NET INCOME	$161,167	$143,369	$108,380

EARNINGS PER SHARE
BASIC	$2.63	$2.40	$2.03
DILUTED	$2.60	$2.35	$1.97
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	61,180	59,605	53,454
DILUTED	62,093	60,909	55,034

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2005	$57	$260,152	$296,175	$(5,422)	$(36,649)	$(4)		$514,309
Comprehensive income
Net income for the year			108,380				$108,380	108,380
Net unrealized loss on investment securities available-for-sale						(2,622)	(2,622)	(2,622)

Total comprehensive income							$105,758

Stock compensation costs				3,074				3,074
Tax benefit from option exercises		5,701						5,701
Issuance of 915,811 shares pursuant to various stock plans and agreements	1	16,326		(7,150)				9,177
Issuance of 3,303 shares in lieu of Board of Director retainer fees		112						112
Cancellation of 39,143 shares due to forfeitures of issued restricted stock				1,256	(1,256)			-
Issuance of 3,138,701 shares pursuant to United National Bank acquisition	3	106,713						106,716
Dividends paid on common stock			(10,709)					(10,709)

BALANCE, DECEMBER 31, 2005	61	389,004	393,846	(8,242)	(37,905)	(2,626)		734,138
Comprehensive income
Net income for the year			143,369				$143,369	143,369
Net unrealized loss on investment securities available-for-sale						(7,461)	(7,461)	(7,461)

Total comprehensive income							$135,908

Elimination of deferred compensation pursuant to adoption of SFAS No. 123R		(8,242)		8,242				-
Stock compensation costs		5,664						5,664
Tax benefit from option exercises		11,275						11,275
Tax benefit from vested restricted stock		836						836
Issuance of 1,329,460 shares pursuant to various stock plans and agreements	1	10,407						10,408
Issuance of 3,895 shares in lieu of Board of Director retainer fees		156						156
Cancellation of 44,846 shares due to forfeitures of issued restricted stock		1,524			(1,524)			-
Issuance of 3,647,440 shares pursuant to Standard Bank acquisition	4	133,845						133,849
Purchase 24,109 shares of treasury stock					(876)			(876)
Dividends paid on common stock			(11,968)					(11,968)

BALANCE, DECEMBER 31, 2006	66	544,469	525,247	-	(40,305)	(10,087)		1,019,390
Comprehensive income
Net income for the year			161,167				$161,167	161,167
Net unrealized loss on investment securities available-for-sale						(28,715)	(28,715)	(28,715)

Total comprehensive income							$132,452

Cumulative effect from the adoption of FIN 48			(4,628)					(4,628)
Stock compensation costs		6,767						6,767
Tax benefit from option exercises		7,466						7,466
Tax provision from vested restricted stock		(9)						(9)
Issuance of 1,195,698 shares pursuant to various stock plans and agreements	2	11,791						11,793
Issuance of 5,880 shares in lieu of Board of Director retainer fees		219						219
Issuance of 2,032,816 shares pursuant to Desert Community Bank acquisition	2	78,484						78,486
Cancellation of 85,603 shares due to forfeitures of issued restricted stock		3,110			(3,110)			-
Purchase of 39,048 shares of treasury stock due to the vesting of restricted stock					(1,280)			(1,280)
Purchase of 11,624 shares of treasury stock due to granting of unrestricted stock to Desert Community Bank					(425)			(425)
Purchase of 1,392,176 shares of treasury stock pursuant to the Stock Repurchase Program					(53,805)			(53,805)
Dividends paid on common stock			(24,603)					(24,603)

BALANCE, DECEMBER 31, 2007	$70	$652,297	$657,183	$-	$(98,925)	$(38,802)		$1,171,823

	Year Ended December 31,
Disclosure of reclassification amount:	2007	2006	2005
	(In thousands)
Unrealized holding loss on securities arising during the year, net of tax benefit of $17,504 in 2007, $4,337 in 2006, and $96 in 2005	$(24,172)	$(5,990)	$(133)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $3,290 in 2007, $1,066 in 2006, and $1,802 in 2005	(4,543)	(1,471)	(2,489)

Net unrealized loss on securities, net of tax benefit of $20,794 in 2007, $5,403 in 2006, and $1,898 in 2005	$(28,715)	$(7,461)	$(2,622)

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$161,167	$143,369	$108,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,869	7,887	10,328
Stock compensation costs	6,767	5,664	3,074
Deferred tax benefit	(17,495)	(14,469)	(10,982)
Provision for loan losses	12,000	6,166	15,870
Net gain on sales of investment securities, loans and other assets	(12,055)	(2,576)	(5,921)
Federal Home Loan Bank stock dividends	(3,539)	(2,793)	(2,176)
Originations of loans held for sale	(42,578)	(22,782)	(42,200)
Proceeds from sale of loans held for sale	42,663	22,831	42,407
Tax (benefit) provision from stock options exercised	(7,466)	(11,275)	5,701
Tax provision (benefit) from vested restricted stock	9	(836)	-
Net change in accrued interest receivable and other assets	64,399	(45,960)	5,770
Net change in accrued expenses and other liabilities	5,788	36,245	13,942

Total adjustments	62,263	(21,898)	35,813

Net cash provided by operating activities	223,529	121,471	144,193

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(1,373,150)	(1,768,618)	(1,250,789)
Purchases of:
Securities purchased under resale agreements	(150,000)	(50,000)	(50,000)
Investment securities available-for-sale	(943,448)	(1,851,931)	(458,720)
Loans receivable	-	-	(1,988)
Federal Home Loan Bank stock	(33,829)	(41,647)	(25,725)
Federal Reserve Bank stock	(3,351)	(5,545)	(5,362)
Investments in affordable housing partnerships	-	-	(12)
Premises and equipment	(11,971)	(8,705)	(12,563)
Proceeds from unsettled securities acquired	-	225,616	-
Proceeds from sale of:
Investment securities available-for-sale	541,092	232,372	251,936
Securities purchased under resale agreements	100,000	-	-
Loans receivable	23,170	6,026	54,366
Real estate owned	4,130	484	-
Equity investments	500	-	-
Premises and equipment	6,745	44	3
Maturity of interest-bearing deposits in other banks	1,205	1,059	100
Repayments, maturity and redemption of investment securities available-for-sale	1,295,580	1,624,621	194,635
Redemption of Federal Home Loan Bank stock	31,767	19,816	33,636
Acquisitions, net of cash (acquired) paid	(7,337)	98,351	49,077

Net cash (used in) investing activities	(518,897)	(1,518,057)	(1,221,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(462,872)	247,461	871,000
Net increase in federal funds purchased	71,275	59,500	91,500
Net increase (decrease) in Federal Home Loan Bank advances	646,500	449,000	(242,750)
(Repayment) proceeds from securities sold under repurchase agreements	(7,737)	650,000	325,000
Proceeds (repayment) of notes payable	26,955	(8,454)	(2,185)
Proceeds from issuance of long-term debt	50,000	30,000	95,000
Payment of debt issue cost	-	-	(85)
Proceeds from issuance of common stock pursuant to various stock plans and agreements	11,266	10,303	8,559
Tax benefit from stock options exercised	7,466	11,275	-
Tax (provision) benefit from vested restricted stock	(9)	836	-
Dividends paid on common stock	(24,603)	(11,968)	(10,709)
Purchase of treasury shares	(55,085)	-	-

Net cash provided by financing activities	263,156	1,437,953	1,135,330

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,212)	41,367	58,117
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	192,559	151,192	93,075

CASH AND CASH EQUIVALENTS, END OF YEAR	$160,347	$192,559	$151,192

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$372,230	$285,211	$123,435
Income tax payments, net of refunds	114,870	74,752	63,881
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	1,180,160	788,036	209,563
Issuance of equity shares pursuant to acquisition	78,588	133,849	106,716
Affordable housing investment financed through notes payable	12,600	11,000	-
Equity interests in East West Capital Trusts	1,547	928	619
Real estate acquired through foreclosure	1,500	2,884	-
Issuance of common stock in lieu of Board of Director retainer fees	219	156	112

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

            East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company" or "we") is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (the "Bank"). The Bank is the Company's principal asset. The Bank operates 70 banking locations throughout California, one branch in Houston, Texas, and one branch in Hong Kong, China. The Bank specializes in financing international trade and lending for commercial, construction, and residential real estate projects. Included in the Bank's 72 locations are ten in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

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

            Principles of Consolidation – The financial statements include the accounts of the Company and its subsidiaries, East West Bank and East West Insurance Services, Inc. All intercompany transactions and accounts have been eliminated in consolidation. The Company also has nine wholly-owned subsidiaries that are statutory business trusts (the "Trusts"). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN No. 46R"), the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

            Securities Purchased Under Resale Agreements ("Resale Agreements") – The Company purchases securities under resale agreements with terms that range from one day to several years. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. Resale agreements which are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents. Resale agreements with terms greater than 90 days are separately categorized.

            Investment Securities – The Company classifies its investment securities as either trading account securities, if the securities are intended to be sold within a short period of time, or available-for-sale securities. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at market value. Realized and unrealized gains or losses on trading account securities are included in noninterest income. As of December 31, 2007 and 2006, there were no trading account securities in the investment portfolio.

            Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss, net of tax, in stockholders' equity. The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. For those securities for which the Company is unable to obtain more than one outside quoted market price, the Company evaluates the broker's valuation methodology for reasonableness and obtains an independent validation of the market price received from another broker who has experience with such investments.

            Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

            The Company is obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment in its portfolio of investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Company examines all individual securities that are in an unrealized loss position for a period of less than twelve months and also for a period of twelve months or greater at each reporting date for other-than-temporary impairment. Specific investment level factors that are examined to assess impairment include the nature of the investments, severity and duration of the loss, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, management reexamines the Company's financial resources as well as the Company's overall ability and intent to hold the securities until their fair values recover.

            Derivative Financial Instruments – As part of its asset and liability management strategy, the Company may use derivative financial instruments to mitigate exposure to risk. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the consolidated balance sheet at fair value. Depending on the nature of the derivative, the corresponding changes in fair value are either reported in current earnings or accumulated other comprehensive income (loss).

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

            Allowance for Loan Losses – The allowance for loan losses is established as management's estimate of probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by chargeoffs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additionally, nonclassified loans are also considered in the allowance for loan losses calculation and are factored in based on the historical loss experience adjusted for various qualitative factors.

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

            Investment in Federal Home Loan Bank of San Francisco Stock – As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

            Investment in Federal Reserve Bank Stock – As a member of the Federal Reserve Bank ("FRB") of San Francisco, the Bank is required to maintain stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as dividend income.

            Mortgage Servicing Assets – The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 2007. The adoption did not have a material impact on the Company's consolidated financial statements. Mortgage servicing assets are initially recorded at fair value. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The Company primarily uses the services of an outside third party to provide independent valuations of its mortgage servicing assets. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Evaluation of impairment is performed on a quarterly basis using discounted static cash flow analysis in combination with mortgage dealer consensus prepayment forecasts. Variations in either or a combination of these factors could materially affect the estimated values of mortgage servicing assets. In conjunction with the valuation process, each class of servicing assets is stratified to evaluate and measure impairment, which is measured as the excess of cost over fair value. Determination of each stratum is based on one or more predominant risk characteristics of the underlying financial assets, including loan type, maturity and interest rates. Impairment, if it occurs, is recognized through a valuation allowance for each class.

            Residual Securities – Residual securities represent retained beneficial interests in certain components of cash flows of underlying mortgage loans in connection with the Company's securitization transactions. Residual securities include interest-only mortgage securities and overcollateralization bonds and are reported at their estimated fair values with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of residual securities exceeds the fair value and the unrealized loss is considered to be other-than-temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.

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

            Interest income on residual securities is recognized using a prospective interest method in accordance with Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. The Company specifically applies such guidance to beneficial interests in securitized financial assets that (a) can contractually be prepaid or otherwise settled in such a way that the Company may not recover substantially all of its recorded investment (such as interest-only strips) or (b) are not of high credit quality at the acquisition date. EITF 99-20 requires that the Company recognize as interest income (throughout the life of the retained interests) the excess of all estimated cash flows attributable to these interests over its principal amount using the effective yield method. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The estimated cash flows change as management's assumptions for credit losses, borrower prepayments, and interest rates are updated.

            Other Real Estate Owned – Other real estate owned ("OREO") represents real estate acquired through foreclosure, is considered held for sale, and is recorded at the lower of cost or fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

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

            Premises and Equipment – The Company's premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

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

            Federal Funds Purchased – The Company utilizes federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowings and mature within one to three business days from the transaction date.

            Securities Sold Under Repurchase Agreements ("Repurchase Agreements") – The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

            Long-Term Debt – Long-term debt consists of both junior subordinated debt and subordinated debt. The Company has established nine statutory business trusts that are wholly-owned subsidiaries of the Company. In nine separate private placement transactions, the Trusts issued both fixed and variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes.

            FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity's activities or is entitled to receive a majority of the entity's expected residual returns or both. Accordingly, the Trusts are not consolidated by the Company. Junior subordinated debt represents liabilities of the Company to the Trusts and is included in long-term debt on the accompanying consolidated balance sheets.

            Income Taxes – Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

            The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Pursuant to FIN 48, the Company examines its financial statements, its income tax provision, and its federal and state income tax returns and analyzes its tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2007, the Company believes it has appropriately accounted for any unrecognized tax benefits. The Company recognizes interest and penalties arising from income tax settlements as part of its provision for income taxes. Upon adoption of FIN 48, the Company recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that the Company had taken with respect to the tax treatment of regulated investment companies (RICs). See Notes 17 and 18 to the consolidated financial statements presented elsewhere herein.

            Stock-Based Compensation – The Company issues stock-based compensation to certain employees, officers, and directors. The Company adopted revised accounting standards for stock based compensation pursuant to SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

            SFAS No. 123(R) allowed for two alternative transition methods. The Company elected to follow the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are being recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Under the transition provisions of SFAS No. 123(R), the Company has reduced additional paid in capital by $8.2 million, representing the remaining deferred compensation balance in the consolidated statement of stockholders' equity as of January 1, 2006. This reclassification adjustment had no impact on total stockholders' equity.

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

            Comprehensive Income – The term "comprehensive income" describes the total of all components of other comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity by identifying each element of other comprehensive income, including net income.

RECENT ACCOUNTING PRONOUNCEMENTS

            In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Company adopted SFAS No. 156 on January 1, 2007. The adoption of this Statement did not have material impact on the Company's consolidated financial statements. The Company has elected not to fair value servicing assets and liabilities as of each reporting period as permitted by SFAS No. 156, but instead continues to amortize servicing assets and liabilities in accordance with current practice.

            In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the Company recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that the Company had taken with respect to the tax treatment of regulated investment companies (RICs).

            In September 2006, the Emerging Issues Task Force ("EITF") issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee's postretirement period. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The adoption of this guidance is not expected to have a material impact to the Company's consolidated financial statements.

            In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm's length transaction between market participants in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. We do not expect the adoption of the measurement elements to have a material impact on our consolidated financial condition, results of operations, or cash flows.

            In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers' Accounting for Pensions; SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other accumulated comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year-end. The standard provides two transition alternatives for companies to make the measurement-date provisions. We adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on our consolidated financial position, results of operations, or cash flows. In addition, we will adopt the measurement elements of SFAS 158 for the year ended December 31, 2008. We do not expect the adoption of the measurement elements to have a material impact on our consolidated financial condition, results of operations, or cash flows.

            In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS No. 159, but to continue recording its financial instruments in accordance with current practice.

            In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

            In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51". This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect this guidance to have a material effect on the Company's financial condition and results of operations.

2.         BUSINESS COMBINATIONS

            The Company has completed several business acquisitions that have all been accounted for using the purchase method of accounting. Accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill, which is not deductible for tax purposes. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The results of operations of the acquired entities have been included in the Company's consolidated financial statements from the date of acquisition.

            At the close of business on August 17, 2007, the Company completed the acquisition of Desert Community Bank. The purchase price was $142.7 million, which is still subject to post-closing adjustments, and was comprised of $64.2 million in cash and 2,032,816 shares of East West Bancorp, Inc. common stock. The Company recorded total goodwill of $91.1 million and core deposit premium of $14.9 million for this transaction.

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

            The Company completed the acquisition of United National Bank ("UNB"), a commercial bank headquartered in San Marino, California, at the close of business on September 6, 2005. The purchase price was $177.9 million which was comprised of $71.1 million in cash and 3,138,701 shares of East West Bancorp, Inc. common stock. The Company recorded total goodwill of $99.7 million and core deposit premium of $15.0 million for this transaction.

            The following table provides detailed information on acquisitions from 2005 through 2007:

	Desert Community Bank	Standard Bank	United National Bank
	(In thousands)
Cash and cash equivalents	$65,256	$165,834	$120,221
Loans receivable	406,062	487,110	666,693
Premises and equipment	21,148	3,211	10,434
Core deposit premium	14,922	8,648	15,044
Goodwill	91,104	100,889	99,668
Other assets	92,087	239,497	146,965

Total assets acquired	690,579	1,005,189	1,059,025

Deposits	506,742	728,994	865,070
Other liabilities	41,118	75,923	16,095

Total liabilities assumed	547,860	804,917	881,165

Net assets acquired (1)	$142,719	$200,272	$177,860

Date of acquisition	August 17, 2007	March 17, 2006	September 6, 2005
Purchase price	$142,719	$200,272	$177,860
Type of transaction	Stock and Cash	Stock and Cash	Stock and Cash

(1)
In accordance with SFAS No. 141, Business Combinations, net assets acquired in a business combination are recorded at their estimated fair values. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition.

            The pro forma combined amounts presented below give effect to the acquisition of Standard Bank as if this transaction had been completed as of the beginning of each year. For the year ended December 31, 2005, the pro forma combined amounts also include the results of operations for United National Bank as if this transaction had been completed as of the beginning of each year. The pro forma information is not necessarily indicative of the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable year presented, nor is it necessarily indicative of the results of operations in future periods. Due to the insignificant impact on the total assets and results of operations of the Company, the acquisition of Desert Community Bank has not been included in the pro forma financial information below presented in accordance with SFAS No. 141:

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

(1)
The pro forma results of operations for the year ended December 31, 2006 includes $10.3 million in net realized losses on investment securities that were sold by Standard Bank during the first quarter of 2006. Further, the pro forma results of operations for the year ended December 31, 2006 reflect interest expense related to junior subordinated debt amounting to $30.0 million that was issued in connection with the acquisition of Standard Bank as if this debt instrument was issued at the beginning of the year.

(2)
The pro forma results of operations for 2005 reflect additional interest expense related to $50.0 million in junior subordinated debt that was issued in connection with the acquisitions of United National Bank and Standard Bank as if these debt instruments were issued at the beginning of the year.

3.         CASH AND CASH EQUIVALENTS

            Cash and cash equivalents include cash, amounts due from banks, and short-term investments with original maturities of less than three months. Short-term investments, which include federal funds sold, are recorded at cost, which approximates market. As of December 31, 2007 and 2006, cash and cash equivalents totaled $160.3 million and $192.6 million, respectively. The Company had no outstanding federal funds sold at December 31, 2007 and 2006.

4.         SECURITIES PURCHASED UNDER RESALE AGREEMENTS

            Securities purchased under resale agreements totaled $150.0 and $100.0 million at December 31, 2007 and 2006, respectively. The terms for the purchase of securities under resale agreements ("resale agreements") range from ten to fifteen years. The rates are all initially fixed for the first two years and thereafter becomes floating. There are no interest payments on these agreements if certain swap yield curves are inverted. The collateral for these resale agreements consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and mortgage-backed securities held in safekeeping by a third party custodian.

            Resale agreements are recorded at the amounts at which the securities were acquired. The Company's policy is to obtain possession of securities purchased under resale agreements that is equal to or greater than the principal amount loaned. The market value of the underlying securities, which collateralize the related receivable on resale agreements, is monitored, including accrued interest. Additional collateral may be requested from the counterparty when determined to be appropriate.

            Total interest income on resale agreements amounted to $15.1 million, $7.1 million, and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

5.         INVESTMENT SECURITIES AVAILABLE-FOR-SALE

            An analysis of the available-for-sale investment securities portfolio is presented as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2007:
U.S. Treasury securities	$2,487	$5	$-	$2,492
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	427,004	576	(1,090)	426,490
U.S. Government sponsored enterprise mortgage-backed securities	527,373	8,257	(354)	535,276
Other mortgage-backed securities	750,864	455	(70,721)	680,598
Corporate debt securities	127,420	1,708	(9,501)	119,627
U.S. Government sponsored enterprise equity securities	83,744	500	(9,189)	75,055
Residual securities	28,332	12,384	-	40,716
Other securities	6,916	253	(287)	6,882

Total investment securities available-for-sale	$1,954,140	$24,138	$(91,142)	$1,887,136

As of December 31, 2006:
U.S. Treasury securities	$2,476	$1	$-	$2,477
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	792,424	2	(2,174)	790,252
U.S. Government sponsored enterprise mortgage-backed securities	258,782	2,781	(1,425)	260,138
Other mortgage-backed securities	494,248	-	(16,477)	477,771
Corporate debt securities	98,003	177	(299)	97,881
U.S. Government sponsored enterprise equity securities	4,648	-	(27)	4,621
Residual securities	12,924	1,032	(16)	13,940

Total investment securities available-for-sale	$1,663,505	$3,993	$(20,418)	$1,647,080

            The fair values of the Company's investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. However, the distressed market conditions have impacted the

Company's ability to obtain third-party pricing data for its portfolio of mortgage-backed securities and corporate debt securities. Even when third-party pricing has been available, the limited trading activity and illiquidity resulting from market conditions have challenged the observability of these quotations. For those securities for which the Company is unable to obtain more than one outside quoted market price, the Company evaluates the broker's valuation methodology for reasonableness and obtains an independent validation of the market price received from another broker who has experience with such investments.

            The following table shows the Company's investment portfolio's gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2007 and 2006:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2007
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$49,938	$(63)	$169,124	$(1,027)	$219,062	$(1,090)
U.S. Government sponsored enterprise mortgage-backed securities	35,100	(269)	16,348	(85)	51,448	(354)
Other mortgage-backed securities	520,535	(54,079)	134,785	(16,642)	655,320	(70,721)
Corporate debt securities	97,040	(8,261)	8,951	(1,240)	105,991	(9,501)
U.S. Government sponsored enterprise equity securities	49,555	(9,189)	-	-	49,555	(9,189)
Other securities	3,350	(287)	-	-	3,350	(287)

Total temporarily impaired securities	$755,518	$(72,148)	$329,208	$(18,994)	$1,084,726	$(91,142)

As of December 31, 2006
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$394,737	$(668)	$205,658	$(1,506)	$600,395	$(2,174)
U.S. Government sponsored enterprise mortgage-backed securities	10,654	(23)	69,080	(1,402)	79,734	(1,425)
Other mortgage-backed securities	470,866	(16,460)	6,905	(17)	477,771	(16,477)
Corporate debt securities	17,734	(16)	12,908	(283)	30,642	(299)
U.S. Government sponsored enterprise equity securities	4,621	(27)	-	-	4,621	(27)
Residual securities	13,940	(16)	-	-	13,940	(16)

Total temporarily impaired securities	$912,552	$(17,210)	$294,551	$(3,208)	$1,207,103	$(20,418)

            As of December 31, 2007, there were eight individual securities that have been in a continuous unrealized loss position for twelve months or more. These unrealized losses are primarily attributable to changes in interest rates. These securities are comprised of four AAA-rated agency debt securities, one AAA-rated agency mortgage-backed security, one AAA-rated private label mortgage-backed security, and two AA-rated corporate debt securities. As of December 31, 2007, there were also 24 securities that have been in a continuous unrealized loss position for less than twelve months. These securities are comprised of one AAA-rated agency debt security, four AAA-rated agency mortgage-backed securities, three private label mortgage-backed securities with ratings ranging from Ba3 to AAA, six Aa3-rated agency preferred stock securities, nine corporate debt securities with ratings ranging from BBB to A, and one corporate debt security with a B+ rating. All of these securities had investment grade ratings upon purchase, and with the exception of one corporate debt security that was downgraded to a B+ rating by one rating agency shortly before year-end 2007, these securities maintained their long-term investment grade status at December 31, 2007. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

            The majority of the Company's unrealized losses at December 31, 2007 are related to AAA-rated private label mortgage-backed securities retained by the Bank in connection with its guaranteed mortgage securitization activities. As of December 31, 2007, the fair value of these securities totaled $680.6 million, representing 36% of the Company's total investment portfolio. Gross unrealized losses related to these securities amounted to $70.7 million, or 9% of the aggregate amortized cost basis of these securities as of December 31, 2007. The underlying loans are not subprime in nature and were originated by the Bank in accordance with its customary underwriting standards. The securities are supported by overcollateralization as of December 31, 2007. Additionally, these securities are insured by a monoline insurance provider whose debt rating was recently affirmed by three major rating agencies. The Company has the financial resources and the intent to hold these securities until their market values recover to cost.

            As of December 31, 2007, the Company had $119.6 million in corporate debt securities, representing 6% of the Company's total investment portfolio. These debt instruments, which represent pooled trust preferred securities, had gross unrealized losses amounting to $9.5 million, or 7% of the total amortized cost basis of these securities as of December 31, 2007. Almost all of the corporate debt instruments held by the Company are trust preferred securities issued by banks and insurance companies. Of the 18 different corporate debt securities purchased by the Company, only three securities were issued by real estate investment trusts or homebuilder companies. Most of the Company's corporate debt securities are overcollateralized and have subordination structures that management believes will afford sufficient principal and interest protection. As mentioned earlier, one corporate debt security was downgraded to a B+ rating, from a BBB rating, by one rating agency shortly before year-end 2007. The ratings for all other trust preferred securities in the Company's available-for-sale portfolio have remained at investment grade as of December 31, 2007. The Company has the financial resources and the intent to hold these securities until their market values recover to cost.

            The Company also had $75.1 million in preferred securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), representing 4% of the Company's total investment portfolio as of December 31, 2007. Gross unrealized losses on these securities amounted to $9.2 million as of December 31, 2007, or 11% of the aggregate amortized cost basis of these securities, which has a duration of less than twelve months. Management believes that these unrealized loss positions are temporary in nature and are not due to credit or fundamental issues related to Fannie Mae or Freddie Mac. The Company has the financial resources and the intent to hold these securities until their market values recover to cost.

            During July 2007, as a result of the Company's periodic reviews for impairment, the Company recorded a $405 thousand writedown on a trust preferred security that was held in the available-for-sale portfolio at an amortized cost of $6.3 million. The Company does not believe that there are any securities, other than those previously identified in prior periods, that are deemed to be other-than-temporarily impaired, and therefore, no additional impairment charges as of December 31, 2007 are warranted.

            As of December 31, 2006, there were 23 individual securities that have been in a continuous unrealized loss position for twelve months or longer. These unrealized losses are primarily attributable to changes in interest rates and individually represented less than 3% of their respective amortized cost bases. At December 31, 2006, there were also 20 securities that have been in a continuous unrealized loss position for less than twelve months. All of these securities, whether they have been in a continuous unrealized loss position for less than twelve months, or twelve months or longer, maintained their investment grade ratings at December 31, 2006. There were no impairment writedowns recorded by the Company during the year ended December 31, 2006.

            During 2005, as a result of the Company's periodic reviews for impairment, the Company recorded a $60 thousand impairment writedown on a corporate debt security that was held in the available-for-sale portfolio at an amortized cost of $1.0 million.

            The scheduled maturities of investment securities available-for-sale at December 31, 2007 are presented as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$6,623	$6,642
Due after one year through five years	75,578	75,594
Due after five years through ten years	97,985	98,756
Due after ten years	1,773,954	1,706,144

Total	$1,954,140	$1,887,136

            Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

            Proceeds from sales of available-for-sale securities during 2007, 2006 and 2005 were $541.1 million, $232.4 million and $251.9 million, respectively. Gross realized gains were $8.3 million, $2.7 million and $4.4 million during 2007, 2006 and 2005, respectively. The Company recorded gross realized losses amounting to $472 thousand, $188 thousand and $119 thousand in 2007, 2006 and 2005, respectively. The realized losses recognized in 2007 and 2006 primarily relate to the sale of U.S. Government sponsored enterprise mortgage-backed securities while the realized losses recognized in 2005 primarily relate to the sale of preferred term securities. The tax expense on the sale of investment securities available-for-sale amounted to $3.3 million, $1.1 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

            At December 31, 2007 and 2006, investment securities available-for-sale with a carrying value of $1.75 billion and $1.51 billion, respectively, were pledged to secure public deposits, FHLB advances, or repurchase agreements, or for other purposes required or permitted by law.

            During the years ended December 31, 2007 and 2006, the Company securitized $1.18 billion and $788.0 million, respectively, in residential and multifamily mortgage loans through FNMA and through private label securitization. These transactions were treated as guaranteed mortgage securitizations, and in accordance with the provisions of SFAS No. 140, they were accounted for as neither sales nor financings which had no impact on the Company's results of operations. All of the resulting securities were retained in the Company's available-for-sale securities portfolio. The Company recorded $13.8 million and $8.1 million in mortgage servicing assets as a result of the 2007 and 2006 securitizations, respectively, as the Bank continues to service the underlying loans.

            The Company retains residual interests in securitized mortgage loans in connection with certain of its securitization activities. The fair value of residual interests is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities. At December 31, 2007, the fair values of the residual interests totaled $40.7 million. The fair value of the residual interests at December 31, 2007 is estimated based on a weighted average remaining life of 8.9 years, a weighted average projected prepayment rate of 15%, a weighted average expected credit loss rate of 0.05% and a weighted average discount rate of 11%. As of December 31, 2006, the fair value of residual interests totaling $13.9 million is based on a weighted average remaining life of 3.2 years, a weighted average projected prepayment rate of 26%, a weighted average expected credit loss rate of 0.16% and a weighted average discount rate of 11%.

            As a result of its periodic reviews for impairment in accordance with EITF 99-20, the Company recorded $638 thousand in impairment charges on residual interests during 2007. There were no impairment charges recorded on residual interests during the year ended December 31, 2006.

6.         DERIVATIVE FINANCIAL INSTRUMENTS

            Warrants – At December 31, 2007 and 2006, the Company had outstanding warrants to purchase the common stock of various companies. The Company received these warrants in connection with certain lending relationships, primarily with small, privately-held companies. In management's opinion, the fair value of these warrants is approximately $114 thousand and $37 thousand at December 31, 2007 and 2006.

            Equity Linked Certificate of Deposits – During 2004, the Company entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that was offered to customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the "HSCEI"). As of December 31, 2007 the combined notional amounts of the equity swap agreements totaled $22.4 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, the Company agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

            On April 1, 2005, the Company amended the four equity swap agreements entered into in 2004, effectively removing the swap payable leg. The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, this amount was prepaid based on the current market value of the cash streams. The total amount paid on April 1, 2005 in conjunction with these swap agreement amendments was $4.2 million. The fair values of both the embedded derivatives and equity swap agreements amounted to $25.7 million and $15.1 million as of December 31, 2007 and 2006, respectively.

            In December 2007, the Company entered into two new equity swap agreements in a promotional deposit product offered to bank customers that was similar to the index certificate offering in 2004. This product, which has a term of 5 years, pays interest based on the performance of the HSCEI. The combined notional amounts of the equity swap agreements total $24.1 million with termination dates similar to the stated maturity date of the underlying certificate of deposit host contracts. On December 3, 2007, we prepaid $4.5 million for the option cost that was based on the current market value of the cash streams. The fair values of both the embedded derivatives and equity swap agreements amounted to $2.6 million as of December 31, 2007.

            The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity.

7.         LOANS AND ALLOWANCE FOR LOAN LOSSES

            The following is a summary of loans receivable:

	December 31,
	2007	2006
	(In thousands)
Real estate loans:
Residential single family	$433,337	$365,407
Residential multifamily	690,941	1,584,674
Commercial and industrial real estate	4,183,473	3,766,634
Construction	1,547,082	1,154,339

Total real estate loans	6,854,833	6,871,054

Other loans:
Commercial business	1,314,068	960,375
Trade finance	491,690	271,795
Automobile	23,946	9,481
Other consumer	160,572	152,527

Total other loans	1,990,276	1,394,178

Total gross loans	8,845,109	8,265,232
Unearned fees, premiums and discounts, net	(5,781)	(4,859)
Allowance for loan losses	(88,407)	(78,201)

Loans receivable, net	$8,750,921	$8,182,172

            Included in residential single family loans are loans held for sale totaling $1.2 million and $2.7 million at December 31, 2007 and 2006, respectively. Accrued interest on loans receivable amounted to $41.8 million and $42.3 million at December 31, 2007 and 2006, respectively.

            Loans serviced for others amounted to $2.47 billion and $1.52 billion at December 31, 2007 and 2006, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance.

            At December 31, 2007 and 2006, loans receivable totaling $4.01 billion and $4.20 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

            The Bank offers both fixed and adjustable rate ("ARM") first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $282.1 million and $411.0 million in new residential single family loans during 2007 and 2006, respectively. The Bank primarily offers ARM loan programs that have six-month, three-year, five-year, or seven-year initial fixed periods. Residential single family mortgage loans are originated under three different types of programs: full/alternative documentation, reduced documentation and no documentation. The underwriting criteria for these loan programs vary in income and asset documentation levels. The Bank's underwriting criteria for all the loans in its residential single family mortgage loan programs include minimum FICO scores and maximum loan-to-value ratios. Additionally, the full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, the Bank requires reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, the no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. Of the $282.1 million in residential single family mortgage loans originated during 2007, 2% or $6.8 million were full/alternative documentation loans, 33% or $93.8 million were reduced documentation loans and 64% or $181.5 million were no documentation loans. In comparison, of the $411.0 million residential single family mortgage loans originated during 2006, 8% or $32.6 million were full/alternative documentation loans, 42% or $172.3 million were reduced documentation loans, and 50% or $206.1 million were no documentation loans.

            The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2007 and 2006, the Bank originated $287.2 million and $464.5 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. Residential multifamily mortgage loans are originated under two different types of programs: full documentation and reduced documentation. Of the $287.2 million in multifamily loans originated during 2007, 8% or $23.4 million were full/alternative documentation and $92% or $263.9 million were reduced documentation loans. In comparison, of the $464.5 million multifamily loans originated during 2006, 28% or $128.6 million were full/alternative documentation loans and 72% or $335.9 million were reduced documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to the programs mentioned in the residential single family loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

            Additionally, the Bank has single family and multifamily residential mortgage loans that have contractual features that may increase its credit exposure. These mortgage loans include adjustable rate mortgage loans that may subject borrowers to significant future payment increases or create the potential for negative amortization of the principal balance.

            Interest-only mortgage loans allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower's new payment once the loan becomes amortizing (i.e. includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. As of December 31, 2007, there were $32.6 million in interest-only loans held in the Bank's portfolio. In comparison, as of December 31, 2006, there were $8.7 million in interest-only loans held in the Bank's portfolio.

            Adjustable rate mortgage loans permit different repayment options. The monthly payment is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans' principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. None of the adjustable rate mortgages held in the Bank's loan portfolio that have the potential to negatively amortize were actually negatively amortizing as of December 31, 2007 and 2006. The Bank did not originate these loans and they were purchased several years ago.

            The Bank's total exposure related to these products included in loans receivable as of December 31, 2007 and 2006 is summarized as follows:

	Unpaid Principal Balance as of December 31,
	2007	2006
	(In thousands)
Interest only mortgage loans	$32,571	$8,681
Adjustable rate mortgages with negative amortization features:
Residential single family loans	1,157	1,683
Residential multifamily loans	12,565	46,139

            All of the loans that the Bank originates are subject to its underwriting guidelines and loan origination standards. Generally, loans obtained from third party originators, including the higher risk loans in the preceding table, are closed and funded in the Bank's name and are also subject to the same underwriting guidelines and loan origination standards. Management believes that the Bank's underwriting criteria and procedures adequately consider the unique risks which may come from these products. The Bank conducts a variety of quality control procedures and periodic audits to ensure compliance with its origination standards, including criteria for lending and legal requirements.

Allowance for Loan Losses

            An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning of year	$78,201	$68,635	$50,884
Allowance from acquisitions	4,125	4,084	9,290
Allowance for unfunded loan commitments, letters of credit and other recourse provision	841	(1,168)	(2,738)
Provision for loan losses	12,000	6,166	15,870
Gross chargeoffs	(7,206)	(515)	(6,442)
Gross recoveries	446	999	1,771

Balance, end of year	$88,407	$78,201	$68,635

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

            There were no commitments to lend additional funds to borrowers whose loans are impaired. The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Recorded investment with related allowance	$67,105	$-	$10,681
Recorded investment with no related allowance	56,711	17,101	13,468
Allowance on impaired loans	(16,272)	-	(1,310)

Net recorded investment in impaired loans	$107,544	$17,101	$22,839

Average total recorded investment in impaired loans	$120,972	$16,735	$19,865

            The following is a summary of interest foregone on impaired loans for the years ended December 31:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$9,680	$1,414	$1,629
Less: Interest income recognized on impaired loans on a cash basis	(6,801)	(717)	(604)

Interest foregone on impaired loans	$2,879	$697	$1,025

            Nonaccrual Loans – Nonaccrual loans totaled $63.9 million and $17.1 million at December 31, 2007 and 2006, respectively. The increase in nonaccrual loans as of December 31, 2007 is due primarily to an increase in nonperforming residential construction loans resulting from the downturn in the housing market.

            Loans Past Due 90 Days or More but not on Nonaccrual – At December 31, 2007 and 2006, there were no loans past due 90 days or more but not on nonaccrual status.

            Restructured Loans – The Company had $2.1 million in restructured loans as of December 31, 2007. There were no restructured loans as of December 31, 2006.

            Other Real Estate Owned – As of December 31, 2007, the Company had three OREO properties with a combined carrying value of $1.5 million. In comparison, the Company had one OREO property with a carrying value of $2.8 million at December 31, 2006.

            During the year ended December 31, 2007, the Bank sold one OREO property with a carrying value of $2.8 million for a net gain of $1.3 million. For the year ended December 31, 2006, the Bank sold two OREO properties with a combined carrying value of $396 thousand for a net gain of $88 thousand. The Bank had no OREO sales during the year ended December 31, 2005.

            Allowance for Unfunded Loan Commitments, Letters of Credit and Other Recourse Provision – The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2007 and 2006, the allowance for unfunded loan commitments and letters of credit amounted to $11.4 million and $12.2 million, respectively. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for loan losses.

            Credit Risk and Concentrations – Substantially all of the Company's real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on the collectibility of the Company's loans and on the level of allowance for loan losses required. In addition, although most of the Company's trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Ex-Im financing to various domestic and foreign exporters. These loans are guaranteed by the Export-Import Bank of the United States.

8.         INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

            The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership in each limited partnership varies from 1% to 16%. Six of the investments, with a net carrying value of $13.1 million at December 31, 2007, are accounted for using the equity method of accounting, as the Company has significant influence or has a limited partnership interest that exceeds 5%. The remaining investments owned as of December 31, 2007, with a net carrying value of $31.1 million, are being amortized using a level-yield method over the lives of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

            The remaining federal tax credits to be utilized over a maximum of 10 years are $42.5 million as of December 31, 2007. The Company's usage of federal tax credits approximated $5.2 million, $4.5 million and $5.6 million during 2007, 2006 and 2005, respectively. Investment amortization amounted to $5.0 million, $5.2 million and $6.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

            The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse notes which are collateralized by the Company's partnership interests in the real estate investment tax credits. The notes are payable upon demand and, if defaulted, interest will be imposed at an annual rate ranging from 10% to 18% or the maximum rate permitted by applicable law. No interest is due if the notes are paid on demand. At December 31, 2007, outstanding notes payable related to the purchase of real estate tax credits amounted to $16.2 million, compared with $11.4 million at December 31, 2006. The Company has no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

9.         PREMISES AND EQUIPMENT

            Premises and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Land	$13,285	$11,899
Office buildings	25,068	11,559
Leasehold improvements	21,980	15,943
Furniture, fixtures and equipment	36,649	31,120

Total cost	96,982	70,521
Accumulated depreciation and amortization	(32,039)	(26,599)

Net book value	$64,943	$43,922

            Depreciation expense on premises and equipment was $7.6 million, $6.2 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

10.       GOODWILL AND OTHER INTANGIBLE ASSETS

            The carrying amount of goodwill amounted to $335.4 million and $244.3 million at December 31, 2007 and 2006, respectively. The change in the carrying value of goodwill during the year ended December 31, 2007 primarily represents goodwill of $91.1 million arising from the acquisition of Desert Community Bank in August 2007.

            Goodwill and other intangibles are evaluated annually for impairment. The Company recognizes any impairment losses as a charge to noninterest expense and an adjustment to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited. The Company determines the fair value of each reporting unit using discounted cash flow models with growth rate assumptions, and compares this value to the carrying value. As of December 31, 2007, the Company determined that the estimated fair value of each reporting unit was greater than its carrying value, therefore no impairment losses were recorded in 2007. In comparison, the Company recognized $100 thousand in impairment losses as a result of its annual impairment test of goodwill as of December 31, 2006.

            The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. The gross carrying amount of deposit premiums totaled $46.9 million and $38.1 million, respectively, and the related accumulated amortization totaled $18.5 million and $17.7 million, respectively, at December 31, 2007 and 2006. The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. The weighted amortization periods for premiums on acquired deposits for Desert Community Bank, Standard Bank and United National Bank is 5.3 years, 4.3 years and 5.8 years, respectively. Total amortization expense on deposit premiums was $6.8 million, $7.1 million and $3.9 million during the years ended December 31, 2007, 2006 and 2005, respectively.

            The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2008	$6,488
2009	4,447
2010	3,952
2011	3,464
2012	2,680

11.       MORTGAGE SERVICING ASSETS

            Mortgage servicing assets are recorded when loans are sold to third parties and the servicing of those loans is retained by the Bank. The Company's two primary classes of mortgage servicing assets, which result from sales and securitizations, are single family loans and multifamily loans. Mortgage servicing assets are subject to interest rate risk and may become impaired when interest rates fall and borrowers refinance or prepay their mortgage loans.

            Income from servicing loans is reported as ancillary loan fee income, a component of noninterest income in the Company's consolidated statements of income, and the amortization of mortgage servicing assets is reported as a reduction to ancillary loan fee income. Late fees and charges collected on delinquent loans are recorded as a component of loans receivable interest income in the consolidated statements of income.

            Information regarding the Company's mortgage servicing assets ("MSAs") for the years ended December 31, 2007 and 2006 is as follows:

	Single Family		Multifamily
	Year ended December 31,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
MSAs balance, beginning of year	$6,215	$1,925	$5,596	$2,681
Additions	1,714	4,991	12,500	3,357
Amortization	(1,627)	(701)	(1,601)	(442)

MSAs before valuation allowance, end of year	6,302	6,215	16,495	5,596
Valuation allowance	(569)	(302)	(670)	(357)

MSAs, end of year	$5,733	$5,913	$15,825	$5,239

Fair value, beginning of year	$6,847	$2,074	$5,167	$2,872
Fair value, end of year	$7,546	$6,847	$15,532	$5,167
Valuation allowance, beginning of year	$(302)	$(271)	$(357)	$(9)
Impairment provision	(267)	(31)	(313)	(348)

Valuation allowance, end of year	$(569)	$(302)	$(670)	$(357)

Key Assumptions:
Weighted average discount	12.27%	12.92%	12.00%	12.00%
Weighted average prepayment speed assumption	19.60%	22.48%	8.42%	12.11%

            Estimated future amortization of mortgage servicing assets for the succeeding five years and thereafter is as follows:

	Single Family	Multifamily
	(In thousands)
Estimate for the year ending December 31,
2008	$1,046	$1,443
2009	795	1,097
2010	604	834
2011	459	634
2012	349	481
Thereafter	2,480	11,336

Total	$5,733	$15,825

            The following table shows the hypothetical effect on the fair value of our mortgage servicing assets using various unfavorable variations of the expected levels of certain key assumptions used in the valuations as of December 31, 2007 and 2006. These sensitivities are hypothetical and are presented for illustration purposes only. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the interest that continues to be held by the transferor is calculated without changing any of the other assumptions. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

	Single Family		Mutifamily
	2007	2006	2007	2006
	(In thousands)
Balance sheet net carrying value	$5,733	$5,913	$15,825	$5,239
CPR assumption	19.60%	22.48%	8.42%	12.11%
Impact on fair value of 10% adverse change of prepayment speed	$(331)	$(278)	$(511)	$(166)
Impact on fair value of 20% adverse change of prepayment speed	$(630)	$(516)	$(993)	$(320)
Discount rate assumption	12.27%	12.95%	12.00%	12.00%
Impact on fair value of 10% adverse change of discount rate	$(232)	$(210)	$(706)	$(209)
Impact on fair value of 20% adverse change of discount rate	$(450)	$(394)	$(1,354)	$(403)

12.       CUSTOMER DEPOSIT ACCOUNTS

            Customer deposit account balances are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Noninterest-bearing demand	$1,431,730	$1,353,734
Interest-bearing checking	472,943	450,201
Money market accounts	1,090,949	1,280,651
Savings deposits	477,779	372,546

Total core deposits	3,473,401	3,457,132

Time deposits:
Less than $100,000	926,459	1,012,401
$100,000 or greater	2,879,054	2,765,509

Total time deposits	3,805,513	3,777,910

Total deposits	$7,278,914	$7,235,042

            At December 31, 2007, the scheduled maturities of time deposits are as follows:

	$100,000 or Greater	Less Than $100,000	Total
	(In thousands)
2008	$2,729,268	$816,325	$3,545,593
2009	108,307	45,979	154,286
2010	26,910	47,486	74,396
2011	4,216	982	5,198
2012	10,353	15,585	25,938
Thereafter	—	102	102

Total	$2,879,054	$926,459	$3,805,513

            Accrued interest payable totaled $3.2 million and $7.2 million at December 31, 2007 and 2006, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Interest-bearing checking	$6,646	$5,693	$2,939
Money market accounts	53,021	43,233	15,785
Savings deposits	4,400	2,626	953
Time deposits:
Less than $100,000	37,164	40,519	20,149
$100,000 or greater	139,804	108,194	53,760

Total	$241,035	$200,265	$93,586

13.       FEDERAL FUNDS PURCHASED

            Federal funds purchased generally mature within one to three business days from the transaction date. Outstanding federal funds purchased totaled $222.3 million and $151.0 million as of December 31, 2007 and 2006, respectively.

            The following table provides information on federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at end of year	$222,275	$151,000	$91,500
Average balance outstanding during the year	$173,103	$110,116	$45,190
Maximum balance outstanding at any month-end	$222,275	$151,000	$182,000
Weighted average interest rate during the year	5.07%	5.08%	3.91%
Weighted average interest rate at end of year	3.18%	5.23%	4.03%

            As a means of augmenting its liquidity, the Company has established federal funds lines with nine correspondent banks. The Company's available borrowing capacity from federal funds line facilities amounted to $247.7 million and $311.0 million as of December 31, 2007 and 2006, respectively.

14.       FEDERAL HOME LOAN BANK ADVANCES

            FHLB advances and their related weighted average interest rates are summarized as follows:

Year of Maturity	December 31, 2007		December 31, 2006
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2007	$-	-	$308,469	4.70%
2008	705,113	4.12%	245,091	5.18%
2009	630,113	4.79%	360,113	5.13%
2010	410,074	4.39%	160,074	4.81%
2011	55,054	5.20%	55,054	5.20%
2012	5,026	4.46%	5,026	4.46%
After 2012	3,039	4.44%	3,039	4.44%

Total	$1,808,419	4.45%	$1,136,866	4.98%

            Total outstanding FHLB advances amounted to $1.81 billion and $1.14 billion at December 31, 2007 and 2006, respectively. Of these amounts, $350.0 million and $230.0 million represent overnight borrowings at December 31, 2007 and 2006, respectively. All term advances as of December 31, 2007 are at fixed interest rates. As of December 31, 2007, all FHLB advances are secured by real estate loans.

            The Company's available borrowing capacity from unused FHLB advances totaled $485.7 million and $2.30 billion at December 31, 2007 and 2006, respectively. The Company's available borrowing capacity from FHLB advances is derived from its portfolio of real estate loans that are pledged to the FHLB. The significant decrease in available borrowing capacity from FHLB advances at December 31, 2007 is primarily due to the reduction in loans pledged to the FHLB as a result of the Company's loan securitization activity during the year as well as the increase in outstanding FHLB advances at December 31, 2007, relative to year end 2006.

15.       SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

            Securities sold under repurchase agreements totaled $1.00 billion and $975.0 million as of December 31, 2007 and 2006, respectively. Included in this balance is $7.0 million in overnight repurchase agreements with customers that the Company assumed in conjunction with the DCB acquisition. The interest rates on these customer repurchase agreements ranged from 4.25% to 4.50% as of December 31, 2007. All of the other repurchase agreements are long-term with ten year maturity terms. The rates are all initially floating rate for a period of time ranging from three months to three years. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.13%. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

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

            The following table provides information on securities sold under repurchase agreements as of December 31, 2007 and 2006:

Year of Maturity	December 31, 2007		December 31, 2006
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2008	$6,955	4.48%	$-	0.00%
2015	245,000	4.37%	275,000	4.39%
2016	700,000	4.61%	700,000	3.15%
2017	50,000	3.64%	-	-%

	$1,001,955	4.50%	$975,000	3.50%

            Total interest expense recorded on repurchase agreements amounted to $38.5 million, $23.1 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

            The Company also has master repurchase agreements with other major brokerage companies. The Company's available borrowing capacity from repurchase agreements totaled $232.8 million and $81.1 million at December 31, 2007 and 2006, respectively.

16.       CAPITAL RESOURCES

            Junior Subordinated Debt – The Company has formed nine statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. As of December 31, 2007, total junior subordinated debt of $155.8 million and total common stock of $4.9 million were issued by the Trusts to the Company. As of December 31, 2006, total junior subordinated debt of $105.8 million and total common stock of $3.3 million were issued by the Trusts to the Company. The increase in junior subordinated debt is due to additional debt issuances totaling $50.0 million in two separate pooled trust preferred offerings during 2007.

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

            The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2007 and 2006:

				Balance at December 31,
Trust Name		Stated Interest Rate	Rate at December 31, 2007
	Maturity Date (1)			2007	2006
				(Dollars in thousands)
East West Capital Trust I	March 2030	10.88%, fixed	10.88%	$10,750	$10,750
East West Capital Trust II	July 2030	10.95%, fixed	10.95%	10,000	10,000
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	7.84%	10,000	10,000
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	7.70%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	6.82%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	6.49%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	6.34%	30,000	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	6.55%	20,000	-
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	6.89%	30,000	-

				$155,750	$105,750

(1)
All of the above debt instruments are subject to various call options.

            Subordinated Debt – On April 28, 2005, the Company issued $50.0 million in subordinated debt in a private placement transaction. On September 23, 2005, the Company issued an additional $25.0 million in subordinated debt, as an amendment to the principal balance of the initial $50.0 million subordinated debt agreement. The additional $25.0 million in subordinated debt has a maturity date of September 23, 2015 and the amendment also extended the maturity of the original $50.0 million subordinated debt to the same date. The stated interest rate on the subordinated debt is based on the three-month Libor plus 110 basis points, payable on a quarterly basis. At December 31, 2007, the interest rate on this debt instrument was 6.10%. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included as a component of long-term debt in the accompanying consolidated balance sheets.

17.       INCOME TAXES

            The provision for income taxes consists of the following components:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current income tax expense:
Federal	$90,193	$81,148	$55,700
State	28,394	23,733	17,263

Total current income tax expense	118,587	104,881	72,963

Deferred income tax benefit:
Federal	(14,483)	(12,177)	(8,724)
State	(3,012)	(2,292)	(2,258)

Total deferred income tax benefit	(17,495)	(14,469)	(10,982)

Provision for income taxes	$101,092	$90,412	$61,981

            The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2007	2006	2005
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	6.3	6.0	5.7
Tax credits	(2.2)	(1.9)	(3.3)
Other, net	(0.5)	(0.4)	(1.0)

Effective income tax rate	38.6%	38.7%	36.4%

            The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2007			2006
	Federal	State	Total	Federal	State	Total
	(In thousands)
Deferred tax liabilities:
Premiums on deposits acquired	$9,933	$3,076	$13,009	$7,100	$2,199	$9,299
Depreciation	2,395	790	3,185	978	282	1,260
FHLB stock dividends	5,971	1,849	7,820	5,031	1,558	6,589
Deferred loan fees	7,085	2,138	9,223	9,980	3,033	13,013
Affordable housing partnership tax loss	16,413	5,083	21,496	14,820	4,651	19,471
Purchased loan discounts	320	99	419	476	147	623
Mortgage servicing assets	1,913	680	2,593	4,022	1,246	5,268
California franchise tax	-	-	-	4	-	4
Other, net	1,111	2,401	3,512	1,495	4,386	5,881

Total gross deferred tax liabilities	45,141	16,116	61,257	43,906	17,502	61,408

Deferred tax assets:
Bad debt deduction	(34,717)	(10,663)	(45,380)	(31,594)	(9,727)	(41,321)
Affordable housing partnership book loss	(16,346)	(5,176)	(21,522)	(14,541)	(4,639)	(19,180)
Deferred compensation accrual	(16,610)	(5,148)	(21,758)	(13,672)	(4,240)	(17,912)
California franchise tax	(6,656)	-	(6,656)	-	-	-
Purchased loan premium	(1,537)	(476)	(2,013)	(830)	(257)	(1,087)
Unrealized loss on securities	(21,097)	(8,020)	(29,117)	(5,728)	(1,976)	(7,704)
Net operating loss carryforwards	(118)	(460)	(578)	(781)	(120)	(901)
Other, net	177	(820)	(643)	(11,622)	(372)	(11,994)

Total gross deferred tax assets	(96,904)	(30,763)	(127,667)	(78,768)	(21,331)	(100,099)

Net deferred tax assets	$(51,763)	$(14,647)	$(66,410)	$(34,862)	$(3,829)	$(38,691)

            At December 31, 2007, the Bank had federal net operating loss carryforwards of approximately $336 thousand which expire through 2020. These net operating loss carryforwards were acquired in connection with the Bank's acquisition of American International Bank ("AIB"). The Bank also had state net operating loss carryforwards of approximately $4.2 million which expire in 2017 resulting from the acquisition of DCB. Federal and state tax laws related to a change in ownership, such as the acquisition of AIB and DCB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

            The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of implementing FIN 48, the Company increased its existing unrecognized tax benefits by $7.1 million, which included accrued interest, relating to a reduction in the state income tax receivable in connection with its dissolved regulated investment company, East West Securities Company, Inc. This receivable was related to the Franchise Tax Board's position on certain state tax deductions taken by East West Securities Company, Inc. for the 2000, 2001, and 2002 tax years. The $7.1 million increase in unrecognized tax benefits was recorded as a cumulative effect accounting adjustment to retained earnings of $4.6 million, net of the federal deferred tax impact of $2.5 million.

            The following table summarizes the activity related to our unrecognized tax benefits:

Total
(Dollars in thousands)
Balance at January 1, 2007	$6,754
Increases related to current year tax positions	297

Balance at December 31, 2007	$7,051

            As of December 31, 2007, the Company had $7.1 million of unrecognized tax benefits that, if recognized, would be recorded as a reduction in income tax expense of $4.6 million directly reducing the effective tax rate. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files income tax returns in the U.S. federal jurisdiction and various states. The statute of limitation is no longer open for the assessment of U.S. federal income taxes and state authorities, other than the FTB, for years prior to 2003. The Company is currently under examination by the FTB for tax years 2000 through 2002 and tax years 2000 through 2006 remain open for the assessment of California income and franchise taxes. The Company is not currently under examination by the Internal Revenue Service or any other income or franchise tax authorities other than the FTB. The Company does not believe that there are any other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company's financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change for the year ending December 31, 2008.

            The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of earnings. The Company has accrued $837 thousand and $870 thousand of interest expense for its unrecognized tax position as of January 1, 2007 and December 31, 2007, respectively.

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

            Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of

December 31, 2007 and 2006, undisbursed loan commitments amounted to $2.72 billion and $2.24 billion, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $297.4 million and $366.6 million as of December 31, 2007 and 2006, respectively. Substantially all commitments are for loans to be held for investment.

            Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2007 and 2006, commercial and standby letters of credit totaled $619.9 million and $519.0 million, respectively. The Bank issues standby letters of credit, or "SBLCs" and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

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

            As of December 31, 2007 and 2006, the allowance for unfunded loan commitments, letters of credit and other recourse provision amounted to $11.4 million and $12.2 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

            Guarantees – From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. Loans sold or securitized with recourse, comprised of residential single family and multifamily loans, totaled $663.9 million and $26.5 million as of December 31, 2007 and 2006, respectively. The increase in loans sold or securitized with recourse in 2007 is primarily due to the $67.8 million single family loan securitization and $620.3 million multifamily loan securitizations with recourse provisions transacted during the year. The Company's recourse reserve related to these loans totaled $3.0 million and $68 thousand as of December 31, 2007 and 2006, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The increase in recourse reserve is primarily due to provisions related to the 2007 multifamily securitization.

            The Company also sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2007 and 2006, the amount of loans sold without recourse totaled $1.80 billion and $1.49 billion, respectively, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio.

            Lease Commitments – The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $10.8 million, $9.2 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

            Future minimum rental payments under noncancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2008	$11,145
2009	11,509
2010	11,586
2011	12,130
2012	12,542
Thereafter	52,327

Total	$111,239

            Litigation – Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2007. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

            Regulated Investment Company – On December 31, 2003, the California Franchise Tax Board ("FTB") announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. East West Securities Company, Inc. (the "Fund"), a RIC formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs. The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved. While the Company's management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or "VCI," offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

            Pursuant to the VCI program, the Company filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB. This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002. The Company's management continues to believe that the tax deductions are appropriate and, as such, refund claims have also been filed for the amounts paid with the amended returns. These refund claims are reflected as assets in the Company's consolidated financial statements. As a result of these actions – amending the Company's California income tax returns and subsequent related filing of refund claims – the Company retains its potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest. The Company's potential exposure to all other penalties, however, has been eliminated through this course of action.

            The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies. Management has considered this claim as part of its evaluation of the Company's uncertain tax positions in accordance with the provisions of FIN 48. Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million in connection with these refund claims.

19.       STOCK COMPENSATION PLANS

            The Company issues stock options and restricted stock to employees under share-based compensation plans. The adoption of SFAS No. 123(R) on January 1, 2006 has resulted in incremental stock-based compensation expense. Since the Company has previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to SFAS No. 123(R) relates only to issued and unvested stock option grants. For the years ended December 31, 2007 and 2006, incremental stock-based compensation expense reduced income before income taxes by $1.5 million and $1.8 million and reduced net income by $891 thousand and $1.1 million, respectively. This additional expense reduced both basic and diluted earnings per share by $0.01 and $0.02 for the years ended December 31, 2007 and 2006, respectively. Cash provided by operating activities decreased by $7.5 million and $12.1 million for 2007 and 2006, respectively, and cash provided by financing activities increased by identical amounts during 2007 and 2006 related to excess tax benefits from stock-based payment arrangements.

            Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 to account for its stock based awards. The reported net income and earnings per share for the year ended December 31, 2005 has been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options as required under SFAS

No. 123(R). The pro forma amounts are as follows (amounts are reflected in thousands, except per share data):

Year Ended December 31,
2005
Net income, as reported	$108,380
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,783
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(3,657)

Net income, pro forma	$106,506

Basic earnings per share
As reported	$2.03
Pro forma	$1.99
Diluted earnings per share
As reported	$1.97
Pro forma	$1.94

            During the years ended December 31, 2007 and 2006, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $6.8 million and $5.7 million, respectively, with related tax benefits of $2.8 million and $2.4 million, respectively.

            During the year ended December 31, 2005, total compensation cost recognized in the consolidated statements of income related to restricted stock awards amounted to $3.1 million, with related tax benefits of $1.3 million.

            Stock Options – The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

            A summary of activity for the Company's stock options as of and for the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	2,608,171	$18.02
Granted	216,073	38.41
Exercised	(665,929)	11.34
Forfeited	(59,195)	36.68

Outstanding at end of year	2,099,120	$21.71	3.39 years	$13,616

Vested or expected to vest at year-end	2,057,438	$21.40	3.35 years	$13,616

Exercisable at year-end	1,516,540	$15.83	2.64 years	$13,616

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected term (1)	4 years	4 years	3.5 years
Expected volatility (2)	24.1%	27.3%	28.2%
Expected dividend yield (3)	1.1%	0.6%	0.5%
Risk-free interest rate (4)	4.5%	4.7%	4.0%

(1)
The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
(2)
The expected volatility was based on historical volatility for a period equal to the stock option's expected term.
(3)
The expected dividend yield is based on the Company's prevailing dividend rate at the time of grant.
(4)
The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option's expected term.

            The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Exercise Price		Number of Exercisable Options	Weighted Average Exercise Price
$5.00 to $9.99	110,190	$6.81	2.07 years	110,190	$6.81
$10.00 to $14.99	540,198	12.64	3.81 years	540,198	12.64
$15.00 to $19.99	739,096	16.88	1.71 years	739,096	16.88
$25.00 to $29.99	102,366	26.73	3.25 years	69,591	26.65
$30.00 to $34.99	48,548	34.10	4.66 years	18,137	34.15
$35.00 to $39.99	542,977	37.75	5.39 years	38,578	37.54
$40.00 to $44.99	15,745	40.52	5.56 years	750	42.97

$5.00 to $44.99	2,099,120	$21.71	3.39 years	1,516,540	$15.83

            During the years ended December 31, 2007, 2006 and 2005, information related to stock options are presented as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted average fair value of stock options granted during the year	$9.17	$10.01	$9.30
Total intrinsic value of options exercised (in thousands)	$17,966	$26,842	$13,573
Total fair value of options vested (in thousands)	$833	$1,924	$2,572

            As of December 31, 2007, total unrecognized compensation cost related to stock options amounted to $3.5 million. This cost is expected to be recognized over a weighted average period of 3.3 years.

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

            A summary of the activity for the Company's restricted stock as of December 31, 2007, including changes during the year then ended, is presented below:

	2007
	Shares	Weighted Average Price
Outstanding at beginning of year	531,292	$35.46
Granted	331,143	32.98
Vested	(93,696)	33.10
Forfeited	(85,603)	36.30

Outstanding at end of year	683,136	$34.48

            Of the total shares of restricted stock granted in 2007, 7,525 shares were granted to outside directors.

            The weighted average fair values of restricted stock awards granted during the years ended December 31, 2007, 2006, and 2005 were $32.98, $36.29, and $35.31, respectively.

            The Company also grants performance restricted stock with two-year cliff vesting to an executive officer. The number of shares that the executive will receive under these stock awards will ultimately depend on the Company's achievement of specified performance targets. At the end of each performance period, the number of stock awards issued will be determined by adjusting upward or downward from the target amount of shares in a range between 25% and 125%. The final performance percentages on which the payouts will be based, considering performance metrics established for the performance periods, will be determined by the Board of Directors or a committee of the Board. If the Company performs below its performance targets, the Board or the committee may, at its discretion, choose not to award any shares. Shares of stock, if any, will be issued following the end of each performance period two years from the date of grant. Compensation costs are accrued over the service period and are based on the probable outcome of the performance condition. The number of shares subject to these stock awards varies for each grant representing a maximum total of 86,091 shares to date.

            As of December 31, 2007, total unrecognized compensation cost related to restricted stock awards amounted to $15.5 million. This cost is expected to be recognized over a weighted average period of 2.9 years.

            Stock Purchase Plan – The Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. Under the terms of the Purchase Plan, prior to April 2005, employees could purchase shares of the Company's common stock at the lesser of 85% of the per-share market price at the date of grant or exercise, subject to an annual limitation of common stock valued at $25,000. In April 2005, the terms of the Purchase Plan were amended to allow the employees to purchase shares at 90% of the per-share market price at the date of exercise, maintaining the annual common stock value limitation of $25,000.

As of December 31, 2007, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

            The Purchase Plan covers a total of 2,000,000 shares of the Company's common stock. During, 2007 and 2006, 64,194 shares totaling $2.1 million and 65,208 shares totaling $2.3 million, respectively, were sold to employees under the Purchase Plan.

            Warrants – During 2001, in conjunction with an exclusive ten-year agreement with 99 Ranch Market, the Company issued 600,000 warrants to certain senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share (see Note 21). These warrants vest over six years. During 2007, warrants to purchase 120,000 shares of the Company's common stock were exercised. At December 31, 2007, there were no remaining warrants pursuant to this agreement.

20.       EMPLOYEE BENEFIT PLANS

            The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2007, 2006 and 2005, the Company contributed $2.9 million, $2.7 million and $1.9 million, respectively.

            During 2002, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP meets the definition of a pension plan per SFAS No. 87, Employers' Accounting for Pensions, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers' years of service and compensation. For the years ended December 31, 2007, 2006, and 2005, $2.3 million, $1.9 million and $1.7 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2007, the life insurance contracts related to the SERP had an aggregate cash surrender value of $35.8 million. As of December 31, 2007 and 2006, the vested benefit obligation under the SERP was $9.2 million and $6.1 million, respectively.

21.       STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

            Authorized Shares – On May 25, 2005, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The additional authorized shares provide the Company greater flexibility for stock splits and stock dividends, issuances under employee benefit plans, financings, corporate mergers and acquisitions, and other general corporate purposes.

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

            Stock Repurchase Program – As of December 31, 2007, and since 1999, the Company's Board of Directors has authorized the repurchase of up to $122.0 million of the Company's common stock under seven different Stock Repurchase Programs, which includes two Board approved authorizations of stock repurchases in 2007.

            On January 23, 2007, the Company's Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company's common stock. The repurchase of 775,000 shares was completed during the first quarter of 2007.

            On March 20, 2007, the Company's Board of Directors authorized an increase in the stock repurchase program to buy back up to an additional $50.0 million of the Company's common stock in 2007. This new authorization is in addition to the $30.0 million stock repurchase authorized on January 23, 2007. During 2007, the Company repurchased a total of 1,392,176 shares at a weighted average cost of $38.69 per share. The Company had $26.2 million in authorized share repurchases remaining as of December 31, 2007. The Company did not repurchase any shares during the year ended December 31, 2006 in connection with its stock repurchase programs.

            Quarterly Dividends – On January 25, 2007, the Company's Board of Directors announced a 100% quarterly dividend increase to $0.10 per share beginning in the first quarter of 2007. Total quarterly dividends paid to shareholders amounted to $24.6 million during the year ended December 31, 2007. For the year ended December 31, 2006, the Company's Board of Directors declared and paid quarterly cash dividends of $0.05 per share totaling $12.0 million.

            Earnings Per Share – The calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 is presented below:

	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
2007
Basic earnings per share	$161,167	61,180	$2.63
Effect of dilutive securities:
Stock options (1)	—	669
Restricted stock	—	215
Stock warrants	—	29

Diluted earnings per share	$161,167	62,093	$2.60

2006
Basic earnings per share	$143,369	59,605	$2.40
Effect of dilutive securities:
Stock options (1)	—	1,047
Restricted stock	—	182
Stock warrants	—	75

Diluted earnings per share	$143,369	60,909	$2.35

2005
Basic earnings per share	$108,380	53,454	$2.03
Effect of dilutive securities:
Stock options (1)	—	1,318
Restricted stock	—	146
Stock warrants	—	116

Diluted earnings per share	$108,380	55,034	$1.97

(1)
Excludes 505,519, 32,278 and 95,265 weighted average options outstanding for the years ended December 31, 2007, 2006 and 2005, respectively, for which the exercise price exceeded the average market price of the Company's common stock during these periods.

22.       REGULATORY REQUIREMENTS

            Risk-Based Capital – In September 2004, the Bank became a member bank of the Federal Reserve System and the FRB replaced the Federal Deposit Insurance Corporation (the "FDIC") as the Bank's primary federal regulator. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            As of December 31, 2007 and 2006, the most recent notification from FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

            The actual and required capital amounts and ratios at December 31, 2007 and 2006 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$1,166,487	10.5%	$886,085	8.0%	N/A	N/A
East West Bank	$1,143,077	10.3%	$884,919	8.0%	$1,106,148	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$991,695	9.0%	$443,043	4.0%	N/A	N/A
East West Bank	$968,285	8.8%	$442,459	4.0%	$663,689	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$991,695	8.7%	$454,536	4.0%	N/A	N/A
East West Bank	$968,285	8.5%	$454,331	4.0%	$567,914	5.0%
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$1,020,933	11.2%	$727,505	8.0%	N/A	N/A
East West Bank	$1,007,318	11.1%	$727,236	8.0%	$909,045	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$869,444	9.6%	$363,752	4.0%	N/A	N/A
East West Bank	$855,829	9.4%	$363,618	4.0%	$545,427	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$869,444	8.3%	$419,938	4.0%	N/A	N/A
East West Bank	$855,829	8.2%	$420,154	4.0%	$525,192	5.0%

            During 2005, the regulatory authorities adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. As of December 31, 2007 and 2006, trust preferred securities comprised 15.7% and 12.2%, respectively, of the Bank's Tier I capital.

            Reserve Requirement – The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $38.0 million and $20.4 million at December 31, 2007 and 2006, respectively.

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

	December 31,
	2007		2006
	Carrying Notional or Contract Amount	Estimated Fair Value	Carrying Notional or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$160,347	$160,347	$192,559	$192,559
Securities purchased under resale agreements	150,000	154,977	100,000	100,685
Investment securities available-for-sale	1,887,136	1,887,136	1,647,080	1,647,080
Loans receivable, net	8,750,921	9,020,362	8,182,172	8,334,590
Investment in Federal Home Loan Bank stock	84,976	84,976	77,469	77,469
Investment in Federal Reserve Bank stock	21,685	21,685	17,830	17,830
Accrued interest receivable	52,312	52,312	53,003	53,003
Equity swap agreements	46,542	28,312	23,428	15,126
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	3,473,401	3,473,401	3,457,132	3,457,132
Time deposits	3,805,513	3,802,154	3,777,910	3,763,023
Federal funds purchased	222,275	222,275	151,000	151,000
Federal Home Loan Bank advances	1,808,419	1,825,649	1,136,866	1,136,562
Securities sold under repurchase agreements	1,001,955	1,021,739	975,000	961,771
Notes payable	16,242	16,242	11,379	11,379
Accrued interest payable	10,463	10,463	17,642	17,642
Long-term debt	235,570	251,011	184,023	197,995
Off-balance sheet financial instruments:
Commitments to extend credit	2,723,859	13,412	2,242,102	17,416
Standby letters of credit	569,973	4,953	483,638	5,031
Commercial letters of credit	49,939	(243)	35,403	(297)

            The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

            Cash and Cash Equivalents – The carrying amounts approximate fair values due to the short-term nature of these instruments.

            Securities Purchased Under Resale Agreements – For securities purchased under resale agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2007 and 2006, the securities purchased under resale agreements are long-term in nature and the fair value is estimated by discounting the cash flows through maturity based on the rates at each reporting date.

            Investment Securities Available-For-Sale – The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. For those securities for which the Company is unable to obtain more than one outside quoted market price, the Company evaluates the broker's valuation methodology for reasonableness and obtains an independent validation of the market price received from another broker who has experience with such investments.

            Loans Receivable, net – Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed-rate mortgage loans are based upon discounted cash flows utilizing applicable Treasury yield curves as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based upon discounted cash flows utilizing appropriate yield curves as well as anticipated prepayment schedules. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans.

            Federal Home Loan Bank and Federal Reserve Bank Stock – The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

            Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

            Equity Swap Agreements – The fair value of the derivative contracts is provided by an independent third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity.

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

            Securities Sold Under Repurchase Agreements – For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2007 and 2006, most of the securities sold under repurchase agreements are long-term in nature and the fair value is calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates at each reporting date. The call features of these instruments are also considered in the determination of fair values.

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

            Future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for changes in management structure or reporting methodologies that have occurred during the year ended December 31, 2007.

            The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$254,387	$334,976	$122,459	$56,567	$5,218	$773,607
Charge for funds used	(173,637)	(224,578)	(109,467)	(41,832)	-	(549,514)

Interest spread on funds used	80,750	110,398	12,992	14,735	5,218	224,093

Interest expense	(168,341)	(32,290)	(164,980)	(2)	-	(365,613)
Credit on funds provided	283,239	52,789	213,485	1	-	549,514

Interest spread on funds provided	114,898	20,499	48,505	(1)	-	183,901

Net interest income	$195,648	$130,897	$61,497	$14,734	$5,218	$407,994

Depreciation and amortization	$11,030	$881	$(2,990)	$50	$5,021	$13,992
Goodwill	267,606	16,726	-	50,176	858	335,366
Segment pretax profit	106,092	105,267	68,026	9,351	(26,477)	262,259
Segment assets	3,232,673	4,654,584	2,159,022	1,422,637	383,296	11,852,212

	Year Ended December 31, 2006
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$231,281	$277,106	$72,220	$72,924	$6,519	$660,050
Charge for funds used	(161,802)	(187,469)	(75,031)	(57,122)	-	(481,424)

Interest spread on funds used	69,479	89,637	(2,811)	15,802	6,519	178,626

Interest expense	(139,076)	(20,495)	(132,997)	-	-	(292,568)
Credit on funds provided	267,755	39,515	174,154	-	-	481,424

Interest spread on funds provided	128,679	19,020	41,157	-	-	188,856

Net interest income	$198,158	$108,657	$38,346	$15,802	$6,519	$367,482

Depreciation and amortization	$10,656	$704	$(6,080)	$574	$2,033	$7,887
Goodwill	182,550	12,170	-	48,680	859	244,259
Segment pretax profit	119,424	91,980	38,961	10,541	(27,125)	233,781
Segment assets	2,527,080	3,576,548	1,747,155	2,211,791	761,137	10,823,711

	Year Ended December 31, 2005
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$138,988	$183,372	$30,017	$54,534	$4,488	$411,399
Charge for funds used	(81,714)	(104,539)	(25,268)	(34,658)	-	(246,179)

Interest spread on funds used	57,274	78,833	4,749	19,876	4,488	165,220

Interest expense	(62,441)	(8,213)	(60,630)	-	-	(131,284)
Credit on funds provided	143,327	19,398	83,454	-	-	246,179

Interest spread on funds provided	80,886	11,185	22,824	-	-	114,895

Net interest income	$138,160	$90,018	$27,573	$19,876	$4,488	$280,115

Depreciation and amortization	$6,573	$516	$(1,450)	$1,029	$3,660	$10,328
Goodwill	106,722	7,115	-	28,459	958	143,254
Segment pretax profit	65,411	74,764	29,954	14,448	(14,216)	170,361
Segment assets	2,373,194	2,583,452	984,650	2,041,132	295,828	8,278,256

25.       PARENT COMPANY FINANCIAL STATEMENTS

            The financial information of East West Bancorp, Inc. as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are as follows:

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$11,782	$14,475
Investment securities	10,848	-
Investment in subsidiaries	1,307,778	1,114,440
Investment in nonbank entity	3,508	250
Goodwill	858	858
Other assets	1,654	1,018

TOTAL	$1,336,428	$1,131,041

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt	$160,570	$109,023
Other liabilities	4,035	2,628

Total liabilities	164,605	111,651

STOCKHOLDERS' EQUITY
Common stock (par value $0.001 per share) Authorized — 200,000,000 shares Issued — 69,634,811 shares in 2007 and 66,400,417 shares in 2006 Outstanding — 63,137,221 shares in 2007 and 61,431,278 shares in 2006	70	66
Additional paid in capital	652,297	544,469
Retained earnings	657,183	525,247
Treasury stock, at cost: 6,497,590 shares in 2007 and 4,969,139 shares in 2006	(98,925)	(40,305)
Accumulated other comprehensive loss, net of tax	(38,802)	(10,087)

Total stockholders' equity	1,171,823	1,019,390

TOTAL	$1,336,428	$1,131,041

STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Dividends from subsidiaries and nonbank entity	$71,932	$12,210	$10,850
Interest income	328	10	168
Other income	687	29	95

Total income	72,947	12,249	11,113

Interest expense	10,715	8,067	4,764
Compensation and net occupancy reimbursement to subsidiary	4,611	4,415	3,098
Other expense	725	983	1,013

Total expense	16,051	13,465	8,875

Income (loss) before income taxes and equity in undistributed income of subsidiaries	56,896	(1,216)	2,238
Income tax benefit	6,812	5,503	2,260
Equity in undistributed income of subsidiaries	97,459	139,082	103,882

Net income	$161,167	$143,369	$108,380

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$161,167	$143,369	$108,380
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(97,459)	(139,082)	(103,882)
Depreciation and amortization	22	330	350
Stock compensation costs	6,767	5,664	3,074
(Gain) loss on sale of investment securities	(250)	-	99
Tax (benefit) provision from stock options exercised	(7,466)	(11,275)	5,701
Tax provision (benefit) from vested restricted stock	9	(836)	-
Net change in other assets	4,282	17,033	(3,944)
Net change in other liabilities	146	193	(72)

Net cash provided by operating activities	67,218	15,396	9,706

Cash flows from investing activities:
Purchase of investment securities	(9,469)	-	-
Repayments, maturity and redemption of investment securities and loans receivable	23	-	450
Proceeds from sale of investment securities	-	-	895
Proceeds from sale of equity investment	500	-	-
Capital contributions to subsidiaries, net	(50,000)	(51,000)	(37,000)

Net cash used in investing activities	(58,946)	(51,000)	(35,655)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to various stock plans and agreements	11,266	10,303	8,559
Proceeds from issuance of junior subordinated debt	50,000	30,000	20,000
Tax benefit from stock options exercised	7,466	11,275	-
Tax (benefit) provision from vested restricted stock	(9)	836	-
Purchase of treasury shares	(55,085)	-	-
Dividends paid on common stock	(24,603)	(11,968)	(10,709)

Net cash (used in) provided by financing activities	(10,965)	40,446	17,850

Net (decrease) increase in cash and cash equivalents	(2,693)	4,842	(8,099)
Cash and cash equivalents, beginning of year	14,475	9,633	17,732

Cash and cash equivalents, end of year	$11,782	$14,475	$9,633

Supplemental Cash Flow Disclosures
Interest paid	$10,548	$7,894	$4,631
Income tax payments, net of refunds	115,465	90,578	64,774
Noncash financing activities:
Issuance of equity shares pursuant to acquisitions	78,588	133,849	106,716
Equity interests in East West Capital Trusts	1,547	928	619
Issuance of common stock in lieu of Board of Director retainer fees	219	156	112

26.       QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2007
Interest and dividend income	$201,448	$198,768	$187,214	$186,177
Interest expense	94,840	94,914	88,285	87,574

Net interest income	106,608	103,854	98,929	98,603
Provision for loan losses	9,000	3,000	-	-

Net interest income after provision for loan losses	97,608	100,854	98,929	98,603
Noninterest income	13,978	13,993	10,802	12,495
Noninterest expense	52,279	47,143	43,263	42,318

Income before provision for income taxes	59,307	67,704	66,468	68,780
Provision for income taxes	22,062	26,368	25,978	26,684

Net income	$37,245	$41,336	$40,490	$42,096

Basic earnings per share	$0.60	$0.68	$0.67	$0.69
Diluted earnings per share	$0.59	$0.67	$0.66	$0.68
2006
Interest and dividend income	$186,188	$177,312	$159,248	$137,302
Interest expense	88,815	81,895	67,604	54,254

Net interest income	97,373	95,417	91,644	83,048
(Recapture of) provision for loan losses	(2,000)	3,500	1,333	3,333

Net interest income after provision for loan losses	99,373	91,917	90,311	79,715
Noninterest income	9,282	8,103	8,115	8,858
Noninterest expense	44,624	41,946	38,532	36,791

Income before provision for income taxes	64,031	58,074	59,894	51,782
Provision for income taxes	24,920	22,512	23,249	19,731

Net income	$39,111	$35,562	$36,645	$32,051

Basic earnings per share	$0.64	$0.59	$0.61	$0.56
Diluted earnings per share	$0.63	$0.58	$0.59	$0.55

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008
EAST WEST BANCORP INC. (Registrant)
	By	/s/ DOMINIC NG Dominic Ng
Chairman of the Board, President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG Dominic Ng	Chairman of the Board, President, Chairman, and Chief Executive Officer (principal executive officer)	February 29, 2008
/s/ JULIA GOUW Julia Gouw	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	February 29, 2008
/s/ PEGGY T. CHERNG Peggy T. Cherng	Director	February 29, 2008
/s/ STEVEN P. ERWIN Steven P. Erwin	Director	February 29, 2008
/s/ RUDOLPH I. ESTRADA Rudolph Estrada	Director	February 29, 2008
/s/ ANDREW S. KANE Andrew S. Kane	Director	February 29, 2008
/s/ JOHN LEE John Lee	Director	February 29, 2008
/s/ HERMAN Y. LI Herman Y. Li	Director	February 29, 2008

/s/ JACK C. LIU Jack C. Liu	Director	February 29, 2008
/s/ KEITH W. RENKEN Keith W. Renken	Director	February 29, 2008

Exhibit No.	Exhibit Description
2	Plan of Reorganization and Merger Agreement between East West Bancorp, Inc., East West Bank and East West Merger Co., Inc.*
2.1	Agreement and Plan of Merger By and Among East West Bancorp, Inc., East West Bank and Standard Bank<
3(i)	Certificate of Incorporation of the Registrant*
3(i).1	Certificate of Amendment to Certificate of Incorporation of the Registrant&
3(ii)	Bylaws of the Registrant*
4.1	Specimen Common Stock Certificate of Registrant*
4.2	Registration Rights Agreement*
4.3	Warrant Agreement with Friedman, Billings, Ramsey & Co., Inc.*
4.4	Registration Rights Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
4.5	Warrant Agreement with Ho Yuan Chen and Chang-Hua Kang Chen@
10.1	Employment Agreement with Dominic Ng*+
10.2	Employment Agreement with Julia Gouw*+
10.5	Employment Agreement with Douglas P. Krause!+
10.6	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements*+
10.6.1	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan^+
10.6.2	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors^+
10.6.3	Performance-Based Bonus Plan^+
10.6.4	1999 Spirit of Ownership Restricted Stock Program^+
10.6.5	2003 Directors' Restricted Stock Program^+
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan*+
10.8	Employment Agreement with William J. Lewis!+
10.10	Employment Agreement with Donald Sang Chow#+
10.10.1	Amendment to Employment Agreement with Donald Sang Chow#+
10.10.2	Amendment to Employment Agreement with Donald Sang Chow!+
10.11	Supplemental Executive Retirement Plans!+
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Employment Agreement with Wellington Chen!+
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

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

!
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005 (File No. 000-24939).
^
Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).

< Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 14, 2006 (File No. 000-24939).

+
Denotes management contract or compensatory plan or arrangement.
%
A copy of this exhibit is being filed with this Annual Report on Form 10-K.