Form 10-Q
period 2008-03-31
EAST WEST BANCORP INC
filed 2008-05-12
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 63,437,246 shares of common stock as of April 30, 2008.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings, operating results, financial condition, and cash flows.  The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements as a result of the effect of interest rate and currency exchange fluctuations; competition in the financial services market for both loans and deposits; our ability to incorporate acquisitions into our operations; the effect of regulatory and legislative action; and regional and general economic conditions.  Such risk and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•                  changes in our borrowers’ performance on loans;

•                  changes in the commercial and consumer real estate markets;

•                  changes in our costs of operation, compliance and expansion;

•                  changes in the economy, including inflation;

•                  changes in government interest rate policies;

•                  changes in laws or the regulatory environment;

•                  changes in accounting policies or procedures;

•                  changes in the equity and debt securities markets;

•                  changes in competitive pressures on financial institutions;

•                  fluctuations in our stock price;

•                  success and timing of our business strategies;

•                  changes in our ability to receive dividends from our subsidiaries; and

•                  political developments, wars, acts of terrorism or natural disasters such as earthquakes or floods.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2007 Form 10-K under the heading “ITEM 1A. RISK FACTORS.”  The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$265,019	$160,347
Securities purchased under resale agreements	50,000	150,000
Investment securities available-for-sale, at fair value (with amortized cost of $1,936,487 in 2008 and $1,954,140 in 2007)	1,748,266	1,887,136
Loans receivable, net of allowance for loan losses of $117,120 in 2008 and $88,407 in 2007	8,726,556	8,750,921
Investment in Federal Home Loan Bank stock, at cost	95,399	84,976
Investment in Federal Reserve Bank stock, at cost	21,685	21,685
Other real estate owned, net	14,893	1,500
Investment in affordable housing partnerships	45,522	44,206
Premises and equipment, net	64,302	64,943
Due from customers on acceptances	12,740	15,941
Premiums on deposits acquired, net	25,722	28,459
Goodwill	337,576	335,366
Cash surrender value of life insurance policies	89,542	88,658
Accrued interest receivable and other assets	126,527	151,664
Deferred tax assets	136,461	66,410
TOTAL	$11,760,210	$11,852,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,454,383	$1,431,730
Interest-bearing	6,097,454	5,847,184
Total deposits	7,551,837	7,278,914

Federal funds purchased	77,502	222,275
Federal Home Loan Bank advances	1,653,411	1,808,419
Securities sold under repurchase agreements	999,911	1,001,955
Notes payable	17,527	16,242
Bank acceptances outstanding	12,740	15,941
Accrued interest payable, accrued expenses and other liabilities	107,928	101,073
Long-term debt	235,570	235,570
Total liabilities	10,656,426	10,680,389

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY
Common stock (par value of $0.001 per share)
Authorized — 200,000,000 shares
Issued — 69,889,738 shares in 2008 and 69,634,811 shares in 2007
Outstanding — 63,356,285 shares in 2008 and 63,137,221 shares in 2007	70	70
Additional paid in capital	657,438	652,297
Retained earnings	655,433	657,183
Treasury stock, at cost — 6,533,453 shares in 2008 and 6,497,590 shares in 2007	(100,125)	(98,925)
Accumulated other comprehensive loss, net of tax	(109,032)	(38,802)
Total stockholders’ equity	1,103,784	1,171,823
TOTAL	$11,760,210	$11,852,212

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$155,434	$158,163
Investment securities available-for-sale	27,050	22,900
Securities purchased under resale agreements	2,553	3,786
Investment in Federal Home Loan Bank stock	1,284	961
Short-term investments	538	100
Investment in Federal Reserve Bank stock	325	267
Total interest and dividend income	187,184	186,177

INTEREST EXPENSE
Customer deposit accounts	52,253	58,962
Federal Home Loan Bank advances	19,682	14,866
Securities sold under repurchase agreements	10,529	8,394
Long-term debt	3,723	3,382
Federal funds purchased	1,378	1,970
Total interest expense	87,565	87,574

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	99,619	98,603
PROVISION FOR LOAN LOSSES	55,000	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,619	98,603

NONINTEREST INCOME
Net gain on investment securities available-for-sale	4,334	1,528
Branch fees	4,101	3,427
Letters of credit fees and commissions	2,677	2,353
Net gain on sale of loans	1,855	938
Ancillary loan fees	1,141	1,280
Income from life insurance policies	1,028	974
Net gain on sale of other real estate owned	—	1,344
Other operating income	789	651
Total noninterest income	15,925	12,495

NONINTEREST EXPENSE
Compensation and employee benefits	23,268	20,782
Occupancy and equipment expense	7,008	5,881
Amortization and impairment writedowns of premiums on deposits acquired	2,737	1,532
Amortization of investments in affordable housing partnerships	1,715	1,268
Data processing	1,196	982
Deposit insurance premiums and regulatory assessments	1,192	347
Deposit-related expenses	948	1,687
Other operating expenses	14,838	9,839
Total noninterest expense	52,902	42,318

INCOME BEFORE PROVISION FOR INCOME TAXES	7,642	68,780
PROVISION FOR INCOME TAXES	2,598	26,684
NET INCOME	$5,044	$42,096

EARNINGS PER SHARE
BASIC	$0.08	$0.69
DILUTED	$0.08	$0.68

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	62,485	60,649
DILUTED	62,949	61,700

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
					Other
		Additional			Comprehensive		Total
	Common	Paid In	Retained	Treasury	Income (Loss),	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Net of Tax	Income	Equity

BALANCE, JANUARY 1, 2007	$66	$544,469	$525,247	$(40,305)	$(10,087)		$1,019,390
Comprehensive income
Net income for the period			42,096			$42,096	42,096
Net unrealized gain on investment securities available-for-sale					12,069	12,069	12,069
Total comprehensive income						$54,165
Cumulative effect of change in accounting principle pursuant to adoption of FIN 48			(4,628)				(4,628)
Stock compensation costs		1,488					1,488
Tax benefit from stock option exercises		2,660					2,660
Tax benefit from vested restricted stock		157					157
Issuance of 345,695 shares pursuant to various stock plans and agreements	1	1,472					1,473
Cancellation of 26,861 shares due to forfeitures of issued restricted stock		983		(983)			—
Purchase of 19,075 shares of treasury stock due to the vesting of restricted stock				(697)			(697)
Purchase of 775,000 shares of treasury stock pursuant to the Stock Repurchase Program				(29,685)			(29,685)
Dividends paid on common stock			(6,125)				(6,125)
BALANCE, MARCH 31, 2007	$67	$551,229	$556,590	$(71,670)	$1,982		$1,038,198

BALANCE, JANUARY 1, 2008	$70	$652,297	$657,183	$(98,925)	$(38,802)		1,171,823
Comprehensive income
Net income for the period			5,044			$5,044	5,044
Net unrealized loss on investment securities available-for-sale					(70,230)	(70,230)	(70,230)
Total comprehensive income						$(65,186)
Cumulative effect of change in accounting principle pursuant to adoption of EITF 06-4 (see Note 2)			(479)				(479)
Stock compensation costs		1,557					1,557
Tax benefit from stock option exercises		70					70
Tax provision from vested restricted stock		(369)					(369)
Issuance of 254,727 shares pursuant to various stock plans and agreements		393					393
Cancellation of 35,453 shares due to forfeitures of issued restricted stock		1,192		(1,192)
Purchase accounting adjustment pursuant to DCB Acquisition		2,298					2,298
Purchase of 410 shares of treasury stock due to the vesting of restricted stock				(8)			(8)
Dividends paid on common stock			(6,315)				(6,315)
BALANCE, MARCH 31, 2008	$70	$657,438	$655,433	$(100,125)	$(109,032)		$1,103,784

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding (loss) gain on securities arising during the period, net of tax benefit (expense) of $49,036 in 2008 and $ (9,381) in 2007	$(67,716)	$12,955
Less: Reclassification adjustment for gain included in net income, net of tax expense of $1,820 in 2008 and $642 in 2007	(2,514)	(886)
Net unrealized (loss) gain on securities, net of tax benefit (expense) of $50,856 in 2008 and $(8,740) in 2007	$(70,230)	$12,069

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,044	$42,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,136	2,795
Stock compensation costs	1,557	1,488
Deferred tax (benefit) provision	(13,940)	51
Provision for loan losses	55,000	—
Net gain on sales of investment securities, loans and other assets	(5,718)	(3,545)
Federal Home Loan Bank stock dividends	(1,023)	(1,133)
Originations of loans held for sale	(23,733)	(12,207)
Proceeds from sale of loans held for sale	24,025	12,211
Tax benefit from stock options exercised	(70)	(2,660)
Tax provision (benefit) from vested restricted stock	369	(157)
Net change in accrued interest receivable and other assets	17,742	(5,744)
Net change in accrued interest payable, accrued expenses and other liabilities	6,911	21,599
Total adjustments	67,256	12,698
Net cash provided by operating activities	72,300	54,794

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(177,489)	(171,292)
Purchases of:
Securities purchased under resale agreements	—	(100,000)
Investment securities available-for-sale	(243,942)	(355,414)
Federal Home Loan Bank stock	(9,400)	—
Premises and equipment	(1,522)	(3,620)
Proceeds from sale of:
Investment securities available-for-sale	138,595	92,008
Securities purchased under resale agreements	100,000	—
Loans receivable	135,167	15,058
Real estate owned	—	4,129
Repayments, maturity and redemption of investment securities available-for-sale	127,715	647,863
Redemption of Federal Home Loan Bank stock	—	13,879
Acquisitions, net of cash (acquired) paid	84	—
Net cash provided by investing activities	69,208	142,611

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	272,923	85,227
Net decrease in federal funds purchased	(144,771)	(44,500)
Net decrease in Federal Home Loan Bank advances	(155,000)	(270,000)
Repayment of securities sold under repurchase agreements	(1,714)	—
Repayment of notes payable	(2,045)	(2,194)
Proceeds from issuance of long-term debt	—	20,000
Proceeds from issuance of common stock pursuant to various stock plans and agreements	393	1,473
Tax benefit from stock options exercised	70	2,660
Tax (provision) benefit from vested restricted stock	(369)	157
Dividends paid on common stock	(6,315)	(6,125)
Purchase of treasury shares	(8)	(29,685)
Net cash used in financing activities	(36,836)	(242,987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,672	(45,582)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,347	192,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$265,019	$146,977

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$87,624	$89,228
Income tax payments, net of refunds	19	4,165
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	—	395,712
Afforadable housing investment financed through notes payable	3,000	4,614
Equity interests in East West Capital Trusts	—	619
Real estate acquired through foreclosure	13,393	622

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

2.              SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee’s postretirement period.  EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  Upon adoption of EITF 06-4, the Company recorded a net decrease to retained earnings of $479 thousand, net of tax.

In September 2006, the Financial Acoounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP), and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.  The Company adopted SFAS 157 on a prospective basis.   The adoption of SFAS No. 157 on January 1, 2008 did not have any impact on the Company’s financial condition, results of operations, or cash flows.  The adoption of this standard resulted in additional disclosures which are presented in Note 3 of the Company’s condensed consolidated financial statements presented elsewhere in this report.  In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which  provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008.  This additional guidance is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003).  This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements.  The asset or liability is the offset to other accumulated comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets.  SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end.  The standard provides two transition alternatives for companies to make the measurement-date provisions.  The Company adopted the recognition and disclosure elements of SFAS 158, effective January 1, 2008, which did not have a material effect on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date.  This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS 159, but to continue recording its financial instruments in accordance with current practice.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008.  SFAS 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses.  Management will assess each transaction on a case-by-case basis as they occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”).  This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty.   FSP FAS No. 40-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation.  If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction.  This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption.  The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008.  Early application is permitted.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

3.              FAIR VALUE MEASUREMENT

The Company adopted SFAS 157 and SFAS 159, effective January 1, 2008.  SFAS 157 provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale (“AFS”) portfolio, equity swap agreements, mortgage servicing assets and impaired loans.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market and income approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability.  These inputs can be readily observable, market corroborated, or generally unobservable firm inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The hierarchy ranks the quality and reliability of the information used to determine fair values.  The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1 – Quoted prices for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets.  Level 1 financial instruments typically include U.S. Treasury securities.

•                  Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.  Level 2 financial instruments typically include U.S. Government and agency mortgage-backed securities, corporate debt securities and the equity swap agreements.

•                  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category typically includes mortgage servicing assets, impaired loans, private label mortgage-backed securities, retained residual interests in securitizations, and purchased residual securities.

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to SFAS 157.  As of March 31, 2008, all of the Company’s financial liabilities are reported at their carrying values.  The following table presents financial assets that are measured at fair value on a recurring and non-recurring basis.  These assets are reported on the consolidated statements of financial condition at their fair values as of March 31, 2008.  As required by SFAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets Measured at Fair Value on a recurring basis as of March 31, 2008

	Fair Value Measurements March 31, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Investment Securities (AFS)	$1,748,266	$5,012	$1,170,883	$572,371
Equity Swap Agreements	18,103	—	18,103	—

Assets Measured at Fair Value on a non-recurring basis as of March 31, 2008

	Fair Value Measurements March 31, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Mortgage Servicing Assets	$20,886			$20,886
Impaired Loans	158,446			158,446

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following table provides a reconciliation of the beginning and ending balances for asset categories measured at fair value using significant unobservable inputs (level 3):

	Investment
	Securities Available for Sale	Mortgage Servicing Assets	Impaired Loans
	(In Thousands)

Beginning balance, January 1, 2008	$700,434	$21,558	$107,544
Total gains or losses (1)
Included in earnings (realized)	2,374	(1,468)	63
Included in other comprehensive income (unrealized) (2)	(100,223)	—	—
Purchases, issuances, sales, settlements (3)	(30,214)	796	—
Transfers in and/or out of Level 3 (4)	—	—	50,839
Ending balance March 31, 2008	$572,371	$20,886	$158,446

Changes in unrealized gains or (losses) included in earnings relating to assets and liabilities still held at 3/31/2008 (4)	$—	$—	$—

(1)   Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities.  Realized gains or losses are reported in the condensed consolidated statements of income.

(2)   Unrealized gains or losses on investment securities are reported in accumulated other comprehensive income (loss), net of tax in the condensed consolidated statements of changes in stockholders’ equity.

(3)   Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period.  The amounts are recorded at their end of period fair values.

(4)   Transfers in and/or out represent existing assets and liabilities that were either previously categorized as a higher level and the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 and the lowest significant input became observable during the period.  These assets and liabilities are recorded at their end of period fair values.

Valuation Methodologies

Investment Securities Available-for-Sale – The fair values of available-for-sale investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For those securities for which the Company is unable to obtain more than one outside quoted market price, the Company evaluates the broker’s valuation methodology for reasonableness and obtains an independent validation of the market price received from another broker who has experience with such investments.

The Company’s Level 3 available-for-sale securities include private label mortgage-backed securities and residual interests that we have retained in connection with our loan securitization activities as well as purchased residual securities.  The fair values of private label mortgage-backed securities and purchased residual securities are generally based on the average of two quoted market prices obtained from independent external brokers.  However, distressed market conditions have impacted the Company’s ability to obtain third-party pricing data for its portfolio of private label mortgage-backed securities due to their illiquid nature.  Even when third-party pricing has been available, these securities fall within Level 3 of the fair value hierarchy as the limited trading activity and illiquidity resulting from current market conditions have challenged the significant observable inputs of these quotations.  The valuation of residual securities is based on a discounted cash flow approach utilizing several assumption factors.  Assumptions related to prepayment speeds, forward yield curves, financial characteristics of the underlying assets, delinquency trends, and other factors are taken into consideration in determining the discount margin on residual securities.  Furthermore, the liquidity of the market for similar securities is also incorporated in the valuation analysis to better determine the fair value of residual securities.

Equity Swap Agreements – The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This deposit product, which has a term of 5 years or 5½ years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”).  The fair value of these equity swap agreements is based on the income approach.  The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

Mortgage Servicing Assets (MSAs) – The Company records MSAs in conjunction with its loan sale and securitization activities since the servicing of the underlying loans is retained by the Bank.  MSAs are initially measured at fair value using an income approach.  The initial fair value of MSAs is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The valuation for MSAs falls within Level 3 of the fair value hierarchy since there are no quoted prices for MSAs and the significant inputs used to determine fair value are not directly observable.  The valuation of MSAs is determined using a discounted cash flow approach utilizing the appropriate yield curve and several market-derived assumptions including prepayment speeds, servicing cost, delinquency and foreclosure costs and behavior, and float earnings rate, to name a few.  Net cash flows are present valued using a market-derived discount rate.  The resulting fair value is then compared to recently observed bulk market transactions with similar characteristics.  The fair value is adjusted accordingly to be better aligned with current observed market trends and activity.

Impaired Loans –   In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell.  Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of March 31, 2008 the impaired loan balance, net of the specific reserve, was $158.4 million.  Impaired loans falls within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

4.              STOCK-BASED COMPENSATION

The Company issues stock stock-based compensation to certain employees, officers and directors under share-based compensation plans.  The Company adopted SFAS No. 123(R), Share-Based Payment on January 1, 2006 using the modified prospective method.  Under this method, the provisions of SFAS

No. 123(R) are applied to new awards and to awards modified, repurchased or canceled after December 31, 2005 and to awards outstanding on December 31, 2005 for which requisite service has not yet been rendered.  SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition.  Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 to account for its stock based awards.

For the three months ended March 31, 2008 and 2007, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.6 million and $1.5 million, respectively, with related tax benefits of $654 thousand and $625 thousand, respectively.

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

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Outstanding at beginning of period	2,099,120	$21.71
Granted	444,873	21.08
Exercised	(25,966)	15.13
Forfeited	(6,929)	34.88
Outstanding at end of period	2,511,098	$21.63	3.83 years	$4,544
Vested or expected to vest	2,454,643	$21.45	3.78 years	$4,544
Exercisable at end of period	1,612,688	$17.28	2.56 years	$4,544

(1) The aggregate intrinsic value excludes shares of 374,308 and 919,648 weighted average options outstanding, as of March 31, 2008 and 2007, respectively, for which the exercise price exceeded the average market price of the company’s common stock during these periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected term (1)	4 years	4 years
Expected volatility (2)	27.3%	24.1%
Expected dividend yield (3)	1.2%	1.1%
Risk-free interest rate (4)	2.3%	4.5%

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

During the three months ended March 31, 2008 and 2007, information related to stock options are presented as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average fair value of stock options granted during the period	$4.69	$9.27
Total intrinsic value of options exercised (in thousands)	$167	$6,326
Total fair value of options vested (in thousands)	$1,106	$621

As of March 31, 2008, total unrecognized compensation cost related to stock options amounted to $5.0 million.  The cost is expected to be recognized over a weighted average period of 3.0 years.

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

A summary of the activity for restricted stock as of March 31, 2008, including changes during the three months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	683,336	$34.48
Granted	228,761	20.99
Vested	(46,956)	36.32
Forfeited	(35,453)	33.87
Outstanding at end of period	829,688	$30.68

The weighted average fair values of restricted stock awards granted during the three months ended March 31, 2008 and 2007 were $20.99 and $38.73, respectively.

As of March 31, 2008, total unrecognized compensation cost related to restricted stock awards amounted to $16.9 million.  This cost is expected to be recognized over a weighted average period of 3.2 years.

The Company also grants performance restricted stock with a two-year cliff vesting to an executive officer.  The number of shares that the executive will receive under these stock awards will ultimately depend on the Company’s achievement of specified performance targets over the specified performance periods.  At the end of each performance period, the number of stock awards issued will be determined by adjusting upward or downward from the target amount of shares in a range approximately between 25% and 125%.  The final performance percentages on which the payouts will be based, considering performance metrics established for the performance periods, will be determined by the Board of Directors or a committee of the Board.  If the Company performs below its performance targets, the Board or the committee may, at its discretion, choose not to award any shares.  Shares of stock, if any, will be issued following the end of each performance period.  Compensation costs are accrued over the service period and are based on the probable outcome of the performance condition.  The maximum number of shares subject to these stock awards varies for each grant representing a maximum total of 99,767 shares as of March 31, 2008.

5.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill amounted to $337.6 million and $335.4 million at March 31, 2008 and December 31, 2007, respectively.  Goodwill is tested for impairment on an annual basis, or more frequently, as events occur or as current circumstances and conditions warrant.  The Company records impairment writedowns as charges to noninterest expense and adjustments to the carrying value of goodwill.  Subsequent reversals of goodwill impairment are prohibited.  During the first quarter of 2008, the banking industry continued to experience adverse market conditions, largely due to a downturn in the housing market.  As such, the Company’s management has deemed it prudent to perform a goodwill impairment test on an interim basis.  As of March 31, 2008, the Company’s market capitalization based on total outstanding shares was $1.12 billion and its total stockholders’ equity was $1.10 billion.  The Company updated its December 31, 2007 valuation analysis and determined that there was no goodwill impairment at March 31, 2008.  Subsequent to March 31, 2008, the Company’s market capitalization decreased below its book value.  If the Company’s market capitalization continues to be below its book value at June 30, 2008, it will update its valuation analysis to determine whether goodwill is impaired.  The Company did not record any goodwill impairment writedowns during 2007.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions.  The gross carrying amount of deposit premiums totaled $43.0 million and $46.9 million, respectively, with related accumulated amortization amounting to $16.5 million and $18.5 million, respectively, at March 31, 2008 and December 31, 2007.  During the first quarter of 2008, the Company recorded an $855 thousand impairment writedown on deposit premiums initially recorded for the Desert Community Bank (“DCB”) acquisition due to higher than anticipated runoffs in certain deposit categories.  The Company did not record any impairment writedowns on deposit premiums during 2007.

6.              ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Allowance balance, beginning of period	$88,407	$78,201
Allowance for unfunded loan commitments and letters of credit	(904)	(2,075)
Provision for loan losses	55,000	—
Chargeoffs:
Single family real estate	75	—
Commercial and industrial real estate	5,081	—
Construction	8,565	—
Commercial business	11,816	180
Automobile	29	—
Other consumer	17	11
Total chargeoffs	25,583	191

Recoveries:
Commercial and industrial real estate	3
Commercial business	180	34
Automobile	17	1
Total recoveries	200	35
Net chargeoffs	25,383	156
Allowance balance, end of period	$117,120	$75,970
Average loans outstanding	$8,955,257	$8,177,378
Total gross loans outstanding, end of period	$8,849,201	$8,024,722
Annualized net chargeoffs (recoveries) to average loans	1.13%	0.01%
Allowance for loan losses to total gross loans, end of period	1.32%	0.95%

At March 31, 2008, the allowance for loan losses amounted to $117.1 million, or 1.32% of total loans, compared with $88.4 million, or 1.00% of total loans, at December 31, 2007, and $76.0 million, or 0.95% of total loans, at March 31, 2007.  The increase in the allowance for loan losses is primarily due to the $55.0 million in provisions for loan losses recorded during the first quarter of 2008.  In comparison, no loss provisions were recorded during the first quarter of 2007.  The significant increase in loss provisions recorded during the period was due to $25.4 million in net chargeoffs recorded during the first quarter of 2008, as compared to $156 thousand in net chargeoffs recorded during the same period in 2007, as well as higher volume of classified and nonperforming loans caused by the downturn in the real estate housing market, further disruptions in the financial markets, and the continued deterioration in the overall economy.

7.              COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim condensed consolidated financial statements.  As of March 31, 2008 and December 31, 2007, respectively, undisbursed loan commitments amounted to $2.58 billion and $2.72 billion, respectively.  Commercial and standby letters of credit amounted to $588.8 million and $619.9 million as of March 31, 2008 and December 31, 2007, respectively.

Guarantees – From time to time, the Company securitizes loans with recourse in the ordinary course of business.  For loans that have been securitized with recourse, the recourse component is considered a guarantee.  When the Company securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of March 31, 2008, total loans securitized with recourse amounted to $625.9 million and were comprised of $69.9 million in single family loans with full recourse and $556.0 million in multifamily loans with limited recourse.  In comparison, total loans securitized with recourse amounted to $650.2 million at December 31, 2007, comprised of $72.7 million in single family loans with full recourse and $577.5 million in multifamily loans with limited recourse.  The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans.  All of these transactions represent securitizations with Fannie Mae.  The Company’s recourse reserve related to these loan securitizations totaled $1.2 million and $3.0 million as of March 31, 2008 and December 31, 2007, respectively, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  Despite the challenging conditions in the real estate market, we continue to experience minimal losses from our single family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan.  When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of March 31, 2008 and December 31, 2007, the amount of loans sold without recourse totaled $747.6 million and $606.5 million, respectively.  Total loans securitized without recourse amounted to $1.15 billion and $1.19 billion, respectively, at March 31, 2008 and December 31, 2007.  The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2008.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

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

The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  Management is continuing to pursue these claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies.  Management has considered this claim as part of its evaluation of the Company’s uncertain tax positions in accordance with the provisions of FIN 48.  Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million in connection with these refund claims.  There has been no change to this amount during the three months ended March 31, 2008.

8.              STOCKHOLDERS’ EQUITY

Earnings Per Share – The actual number of shares outstanding at March 31, 2008 was 63,356,285.  Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period.  Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding common stock options and warrants.

The following table sets forth earnings per share calculations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008			2007
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)

Basic earnings per share	$5,044	62,485	$0.08	$42,096	60,649	$0.69
Effect of dilutive securities:
Stock options	—	356	—	—	815	(0.01)
Restricted stock	—	108	—	—	191	—
Stock warrants	—	—	—	—	45	—
Dilutive earnings per share (1)	$5,044	$62,949	$0.08	$42,096	61,700	$0.68

(1) Excludes 374,308 and 919,648 weighted average options outstanding for the three months ended March 31, 2008 and 2007, respectively, for which the exercise price exceeded the average market price of the company’s common stock during these periods.

Stock Repurchase Program – During 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company’s common stock.  The Company did not repurchase any shares during the three months ended March 31, 2008 in connection with this stock repurchase program.

Quarterly Dividends – The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about February 20, 2008 to shareholders of record on February 6, 2008.  Cash dividends totaling $6.3 million were paid to the Company’s shareholders during the first quarter of 2008.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 1 of our annual report on Form 10-K for the year ended December 31, 2007.  Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses.  Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or re-pricing characteristics.  Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business.  Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume.  The provision for credit losses is allocated based on actual losses incurred and an allocation of the remaining provision based on new loan originations for the period.  The Company evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$50,974	$90,940	$31,118	$13,172	$980	$187,184
Charge for funds used	(29,455)	(50,505)	(18,436)	(8,232)	—	(106,628)
Interest spread on funds used	21,519	40,435	12,682	4,940	980	80,556
Interest expense	(39,778)	(6,320)	(41,467)	—	—	(87,565)
Credit on funds provided	50,274	8,096	48,258	—	—	106,628
Interest spread on funds provided	10,496	1,776	6,791	—	—	19,063
Net interest income	$32,015	$42,211	$19,473	$4,940	$980	$99,619

Depreciation, amortization and accretion	$3,159	$216	$(387)	$100	$2,190	$5,278
Goodwill	269,374	16,836	—	50,507	859	337,576
Segment pretax profit (loss)	(21,734)	7,843	22,822	2,751	(4,040)	7,642
Segment assets	3,028,078	4,968,233	1,977,255	1,370,484	416,160	11,760,210

	Three Months Ended March 31, 2007
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$62,588	$77,979	$28,013	$16,142	$1,455	$186,177
Charge for funds used	(43,967)	(53,559)	(25,020)	(12,043)	—	(134,589)
Interest spread on funds used	18,621	24,420	2,993	4,099	1,455	51,588
Interest expense	(39,087)	(8,097)	(40,390)	—	—	(87,574)
Credit on funds provided	68,319	13,072	53,198	—	—	134,589
Interest spread on funds provided	29,232	4,975	12,808	—	—	47,015
Net interest income	$47,853	$29,395	$15,801	$4,099	$1,455	$98,603

Depreciation, amortization and accretion	$2,405	$215	$(851)	$42	$984	$2,795
Goodwill	182,553	12,170	—	48,681	859	244,263
Segment pretax profit (loss)	31,782	25,987	17,241	3,218	(9,448)	68,780
Segment assets	2,582,820	3,662,304	1,983,198	1,837,019	589,891	10,655,232

10.       SUBSEQUENT EVENTS

On April 23, 2008, the Company announced that it has priced a public offering of 175,000 shares, or $175.0 million aggregate liquidation preference, of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (the “Preferred Stock”).  On April 24, 2008, the underwriter exercised its option to purchase additional Preferred Stock for $25.0 million, bringing the total gross proceeds to $200.0 million.  The Company received net proceeds of approximately $194.5 million after deducting underwriting discounts, commissions and offering expenses.  The holders of the Preferred Stock will have the right at any time to convert each share of Preferred Stock into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares.  This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share.  On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Preferred Stock to be converted into shares of the Company’s common stock.  Dividends on the Preferred Stock, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, commencing on August 1, 2008.  The proceeds from this offering will be used to augment the Company’s liquidity and capital positions and reduce its borrowings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, cash flows and capital resources of East West Bancorp, Inc. and its subsidiaries.  This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations.  This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, and the accompanying interim unaudited consolidated financial statements and notes hereto.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes.  We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of March 31, 2008.

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

Goodwill is tested for impairment on an annual basis, or more frequently, as events occur or as current circumstances and conditions warrant.  During the first quarter of 2008, the banking industry continued to experience adverse market conditions, largely due to a downturn in the housing market.  As such, the Company’s management has deemed it prudent to perform a goodwill impairment test on an interim basis.  As of March 31, 2008, our market capitalization based on total outstanding shares was $1.12 billion and our total stockholders’ equity was $1.10 billion.  We updated our December 31, 2007 valuation analysis and determined that there was no goodwill impairment at March 31, 2008.  Subsequent to March 31, 2008, our market capitalization decreased below its book value.  If our market capitalization continues to be below our book value at June 30, 2008, we will update our valuation analysis to determine whether goodwill is impaired.

Our significant accounting policies are described in greater detail in our 2007 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

We continued to face unprecedented challenges during the first quarter of 2008.  The combined impact of a deeply contracted housing market, further disruptions in the broader financial markets, and continuing deterioration in the overall economy has created unparalleled conditions of instability and uncertainty for the entire banking industry.  Despite our long standing policy of not originating subprime loans, the challenging economic market conditions and tighter credit environment have affected even borrowers of higher credit quality.  Furthermore, the steep decline in real estate values throughout the country, including areas where the Bank conducts business, has further weakened the residential construction and residential land sectors of our loan portfolio.

As a result of these challenging economic conditions, we experienced higher chargeoff levels and recorded higher loss provisions during the first quarter of 2008.  Specifically, net chargeoffs totaled $25.4 million during the first quarter of 2008, representing an annualized 1.13% of average loans for the quarter.  This compares with $156 thousand in net chargeoffs, or an annualized 0.01% of average loans, during the same quarter in 2007.  Of the $25.6 million in total gross chargeoffs for the quarter, 39% or $10.0 million was related to one commercial loan which we charged off in full due to suspicions of fraud.  Collection efforts are aggressively underway with some recovery to potentially come from the accounts receivable and inventory of the business.  Management strongly believes this to be an isolated incident and is not indicative of any systemic problems in our commercial business portfolio.  Approximately 70%, or $10.9 million, of the remaining $15.6 million in gross chargeoffs during the first quarter of 2008 were related to three residential construction loans and one land loan.

Total nonperforming assets also increased to $74.5 million, or 0.63% of total assets at March 31, 2008, compared with $67.5 million, or 0.57% of total assets, at December 31, 2007.  The increase in nonperforming assets is primarily due to the foreclosure of five properties during the first quarter of 2008, consisting of three residential construction projects with an aggregate carrying value of $12.2 million and two single family homes with a combined carrying value of $1.1 million.  We continue to vigilantly and systematically monitor various sectors of our loan portfolio for potential weaknesses, focusing particularly on the residential construction portfolio.  We have also taken additional measures to address weaknesses in our portfolio of land loans located in the Inland Empire, a region we serve that has been especially hard hit by the downturn in the real estate market.

We are proactively and aggressively dealing with asset quality issues posed by disruptions in the credit and housing markets, recording $55.0 million in loan loss provisions during first quarter of 2008.  This additional provision increased the allowance for loan losses to $117.1 million at March 31, 2008, or 1.32% of outstanding total loans.  This compares to $88.4 million, or 1.00% of outstanding total loans at December 31, 2007.  We believe we are taking the appropriate measures to address asset quality challenges and to strengthen our balance sheet during this challenging period.  We also continue to believe that our overall asset quality is sound.

Despite the substantial increase in loss provisions recorded during the first quarter of 2008, we reported positive earnings during the period with net income amounting to $5.0 million, or $0.08 per basic and diluted share, for the first quarter of 2008.  This compares with $42.1 million, or $0.69 per basic share and $0.68 per diluted share, reported during the first quarter of 2007.  The annualized return on average assets during the first quarter of 2008 was 0.17%, compared with 1.57% for the same quarter in 2007.  The annualized return on average equity was 1.74% during the first quarter of 2008, compared to 16.48% during the same period in 2007.  Despite our lackluster financial performance during the first quarter of 2008, the Company remains safe, secure and financially sound. Our core profitability remains strong as evidenced by our pretax income before loss provisions exceeding the $60.0 million mark for the eighth consecutive quarter.

Net interest income increased marginally to $99.6 million during the quarter ended March 31, 2008, compared with $98.6 million during the same quarter in 2007.  Our net interest margin decreased 32 basis points to 3.63% during the first quarter of 2008.  This compares with 3.95% during the same period in 2007 and 3.91% during the fourth quarter 2007.  Relative to both the first and fourth quarters of 2007, our net interest margin during the quarter ended March 31, 2008 was adversely impacted by the sharp decline in interest rates prompted by several recent consecutive Federal Reserve rate cuts and continued market competition in loan and deposit pricing.  We anticipate net interest margin pressures to continue throughout the remainder of 2008 and we estimate our net margin to be in the range of 3.40% to 3.50% for the full year of 2008.

Total noninterest income increased 27% to $15.9 million during the first quarter of 2008, compared with $12.5 million for the corresponding quarter in 2007.  This increase is attributable primarily to higher net gain on sales of investment securities.  To a lesser degree, higher branch-related fee income, higher net gain on sales of loans, and higher other operating income also contributed to the rise in noninterest income during the first quarter of 2008.  These increases were partially offset by lower net gain on sales of other real estate owned (“OREO”) properties.  During the first quarter of 2007, we recorded a $1.3 million gain from the sale of an industrial OREO property located in Northern California.  There were no sales of OREO properties during the first quarter of 2008.

Total noninterest expense increased 25% to $52.9 million during the first quarter of 2008, compared with $42.3 million for the same period in 2007.  This increase is primarily driven by increases in compensation and employee benefits, occupancy and equipment expenses, and other operating expenses.  The increases in these expense categories can be attributed to the acquisition of DCB which was consummated during the third quarter of 2007, the addition of operational and administrative personnel throughout the previous year, and the opening of new branch locations and administrative offices to accommodate our continued growth.  Further contributing to the increase in noninterest expenses during the first quarter of 2008 is an increase in amortization and impairment writedowns on our core deposit intangibles, higher amortization expense on our investments in affordable housing partnerships, and higher deposit insurance premiums and regulatory assessments.  Our efficiency ratio, which represents noninterest expense (excluding the amortization of intangibles and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, increased to 41.93% during the first quarter of 2008 compared with 35.57% for the same period in 2007.  Despite the increase in our operating expense levels, our overall efficiency is still substantially better than both our direct peers and the overall banking industry.  We currently anticipate noninterest expense for the remainder of 2008 to decrease moderately from first quarter 2008 levels as we continue to carefully monitor all expenditures.

In conjunction with our ongoing efforts to reduce leveraging in our balance sheet, we sold a total of $158.1 million in loans, primarily from our commercial real estate portfolio, during the first quarter of 2008.  We recorded approximately $796 thousand in mortgage servicing assets as a result of these loan sales as the Bank continues to service the underlying loans.  In light of the current challenges facing the entire financial services industry, reducing our loan to deposit ratio to 100% will be a major focus for the Company during 2008.  We plan to achieve this goal by selling loans if terms are attractive, continuing to grow deposits, and using excess available funds to pay down borrowings.

Total consolidated assets at March 31, 2008 decreased 1% to $11.76 billion, compared with $11.85 billion at December 31, 2007.  The primary driver of this decrease was a 7%, or $138.9 million, decline in available-for-sale investment securities at March 31, 2008.  Also during the first quarter of 2008, we terminated a resale agreement amounting to $100.0 million prior to the stated termination date of January 5, 2017.  In conjunction with the early termination of this agreement, we received $1.0 million from the counterparty.

Total average assets increased 10% to $11.79 billion during the first quarter of 2008, compared to $10.76 billion for the same quarter in 2007, due primarily to growth in average loans and available-for-sale securities.  Total average loans grew 10% to $8.96 billion during the quarter ended March 31, 2008, with double-digit increases in all major loan sectors, except for multifamily real estate loans due to $620.3 million in multifamily loan securitizations since the first quarter of 2007.  Total average investment securities increased 12% to $1.84 billion during the quarter ended March 31, 2008 primarily due to $784.4 million in both single family and multifamily loan securitizations since the first quarter of 2007.  Total average deposits rose 3% during the first quarter of 2008 to $7.33 billion, compared to $7.09 billion for the same quarter in 2007.  Except for money market deposits and time deposits less than $100 thousand, all deposit categories grew during the first quarter of 2008, with the largest dollar impact coming from time deposits $100 thousand or greater and noninterest bearing demand deposits.

We continue to be well-capitalized under all regulatory guidelines with a Tier 1 risk-based capital ratio of 8.78%, a total risk-based capital ratio of 10.59%, and a Tier 1 leverage ratio of 8.58% at March 31, 2008.  In anticipation of further disruptions in the financial markets and further declines in housing prices, we raised $200.0 million in additional capital in April 2008 through the sale of convertible preferred stock and received approximately $194.5 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.  Dividends will be payable quarterly on a non-cumulative basis commencing on August 1, 2008 at a per annum rate of 8% on the liquidation preference of $1,000 per share.  The holders of the preferred stock will have the right at any time to convert each share of Preferred Stock into 64.9942 shares of the Company’s common stock.  On or after May 1, 2013, the Company will have the right under certain circumstances to cause the preferred stock to be converted into shares of the Company’s common stock at the then applicable conversion rate.  We believe the additional capital infusion will position the Company for stronger growth as the economy strengthens and it will bring the Bank’s total risk-based capital ratio in excess of 12%, well above the regulatory requirement of 10% for well-capitalized banks.

Results of Operations

We reported first quarter 2008 net income of $5.0 million, or $0.08 per basic and diluted share, compared with $42.1 million, or $0.69 per basic share and $0.68 per diluted share, reported during the first quarter of 2007.  The 88% decrease in net income is primarily attributable to the $55.0 million in provision for loan losses recorded during the first quarter of 2008.  In comparison, no provisions for loan losses were recorded during the same period in 2007.  Our annualized return on average total assets decreased to 0.17% for the quarter ended March 31, 2008, from 1.57% for the same period in 2007.  The annualized return on average stockholders’ equity decreased to 1.74% for the first quarter of 2008, compared with 16.48% for the first quarter of 2007.

Components of Net Income

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Net interest income	$99.6	$98.6
Provision for loan losses	(55.0)	—
Noninterest income	15.9	12.5
Noninterest expense	(52.9)	(42.3)
Provision for income taxes	(2.6)	(26.7)
Net income	$5.0	$42.1

Annualized return on average total assets	0.17%	1.57%
Annualized return on average stockholders’ equity	1.74%	16.48%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.  Net interest income for the first quarter of 2008 totaled $99.6 million, a 1% increase over net interest income of $98.6 million for the same period in 2007.

Although both total interest and dividend income and total interest expense remained relatively flat during the quarter ended March 31, 2008 relative to the same period in 2007, net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 32 basis points to 3.63% during the first quarter of 2008, compared with 3.95% during the first quarter of 2007.  The decline in the net interest margin reflects the 300 basis point decrease in the federal funds rate since August 2007 as well as sustained pricing competition in the deposit market.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments (2)	$76,540	$538	2.82%	$7,710	$100	5.26%
Securities purchased under resale agreements (3)	64,286	2,553	15.93%	195,574	3,786	7.85%
Investment securities available-for-sale (4) (5)
Taxable	1,771,601	26,004	5.89%	1,640,374	22,779	5.63%
Tax-exempt (6)	67,479	1,441	8.54%	8,815	165	7.49%
Loans receivable (4) (7)	8,955,257	155,434	6.96%	8,177,378	158,163	7.84%
FHLB and FRB stock	115,646	1,609	5.58%	86,449	1,228	5.76%
Total interest-earning assets	11,050,809	187,579	6.81%	10,116,300	186,221	7.47%

Noninterest-earning assets:
Cash and due from banks	150,469			147,486
Allowance for loan losses	(90,086)			(78,190)
Other assets	677,699			573,438
Total assets	$11,788,891			$10,759,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$437,804	$1,367	1.25%	$415,759	$1,722	1.68%
Money market accounts	1,094,698	8,464	3.10%	1,315,539	13,575	4.18%
Savings deposits	471,437	1,454	1.24%	364,592	624	0.69%
Time deposits less than $100,000	938,282	8,841	3.78%	991,517	9,551	3.91%
Time deposits $100,000 or greater	3,027,580	32,127	4.26%	2,761,135	33,490	4.92%
Fed funds purchased	165,686	1,378	3.34%	148,185	1,970	5.39%
FHLB Advances	1,747,313	19,682	4.52%	1,193,231	14,866	5.05%
Securities sold under repurchase agreements	1,001,186	10,529	4.22%	975,000	8,394	3.49%
Long-term debt	235,570	3,723	6.34%	184,481	3,382	7.43%
Total interest-bearing liabilities	9,119,556	87,565	3.85%	8,349,439	87,574	4.25%

Noninterest-bearing liabilities:
Demand deposits	1,359,837			1,244,697
Other liabilities	152,338			143,193
Stockholders’ equity	1,157,160			1,021,705
Total liabilities and stockholders’ equity	$11,788,891			$10,759,034
Interest rate spread			2.96%			3.22%
Net interest income and net margin (6)		$100,014	3.63%		$98,647	3.95%

(1) Annualized.

(2) Includes short-term securities purchased under resale agreements.

(3) The terms for the purchase of securities under resale agreements range from ten to fifteen years.

(4) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(347) thousand and $(874) thousand  for the three months ended March 31, 2008, and 2007, respectively.  Also includes the amortization of deferred loan fees totaling $975 thousand and $1.5 million for the three months ended March 31, 2008 and 2007, respectively.

(5) Average balances exclude unrealized gains or losses on available for sales securities.

(6) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. As of March 31, 2008, the total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.0 million and 6.20%, respectively.  As of March 31, 2007, the total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for sale is $121 thousand and 5.49%, respectively.

(7) Average balances include nonperforming loans.

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

	Three Months Ended March 31,
	2008 vs. 2007
	Total	Changes Due to
	Change	Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$438	$504	$(66)
Securities purchased under resale agreements	(1,233)	(3,583)	2,350
Investment securities available-for-sale
Taxable	3,225	1,883	1,342
Tax-exempt (2)	1,276	1,250	26
Loans receivable	(2,729)	14,303	(17,032)
FHLB and FRB stock	381	602	(221)
Total interest and dividend income	$1,358	$14,959	$(13,601)

INTEREST-BEARING LIABILITIES
Checking accounts	$(355)	$87	$(442)
Money market accounts	(5,111)	(2,050)	(3,061)
Savings deposits	830	222	608
Time deposits less than $100,000	(710)	(505)	(205)
Time deposits $100,000 or greater	(1,363)	3,056	(4,419)
Federal funds purchased	(592)	212	(804)
FHLB advances	4,816	6,355	(1,539)
Securities sold under resale agreements	2,135	231	1,904
Long-term debt	341	850	(509)
Total interest expense	(9)	8,458	(8,467)
CHANGE IN NET INTEREST INCOME	$1,367	$6,501	$(5,134)

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.  As of March 31, 2008, total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $925 thousand, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $907 thousand and $18 thousand, respectively.

Provision for Loan Losses

We recorded $55.0 million in provisions for loan losses during the first quarter of 2008.  In comparison, no loss provisions were recorded during the first quarter of 2007.  The significant increase in loss provisions recorded during the period reflects our increased chargeoff levels as well as our higher volume of classified and nonperforming loans caused by the downturn in the real estate housing market, further disruptions in the financial markets, and the continued deterioration in the overall economy.  We are aggressively monitoring delinquencies and proactively reviewing the credit risk exposure in various sectors of our loan portfolio to minimize and mitigate potential losses.  In light of the instability and uncertainty in the real estate market and overall economy, we believe that we will continue to record additional loan loss provisions during the remainder of 2008.

Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Net gain on sale of investment securities available-for-sale	$4.33	$1.53
Branch fees	4.10	3.43
Letters of credit fees and commissions	2.68	2.35
Net gain on sale of loans	1.86	0.94
Ancillary loan fees	1.14	1.28
Income from life insurance policies	1.03	0.97
Net gain on sale of other real estate owned	—	1.34
Other operating income	0.79	0.66
Total	$15.93	$12.50

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  net gain on sale of investment securities available-for-sale, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, income from life insurance policies, net gain on sale of loans, income from secondary market activities, net gain on sale of OREO properties, and other noninterest-related revenues.

Noninterest income increased 27% to $15.9 million during the three months ended March 31, 2008 from $12.5 million for the same quarter in 2007.  This is primarily attributable to higher net gain on sale of investment securities, higher branch fees, net gain on sale of loans, and higher other operating income.  Included in noninterest income during the first quarter of 2007 was a $1.3 million net gain from the sale of an industrial OREO property located in Northern California.  There were no sales of OREO properties during the first quarter of 2008.

Net gain on sale of investment securities available-for-sale increased to $4.3 million during the first quarter of 2008, compared to $1.5 million during the same quarter in 2007.  The proceeds from the sale of investment securities during the first quarter of 2008 provided additional liquidity to purchase  additional investment securities, pay down our borrowings and to sustain our loan production activity.

Branch fees, which represent revenues derived from branch operations, increased 20% to $4.1 million in the first quarter of 2008 from $3.4 million for the same quarter in 2007.  The increase in branch-related fees can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 14% to $2.7 million during the first three months of 2008, from $2.4 million during the same period in 2007.  The increase in letters of credit fees and commissions is primarily due to higher revenues resulting from the growth in the volume of standby letters of credit since the first quarter of 2007 as well as an increase in commissions generated from trade finance activities.

Net gain on sale of loans consists of revenues earned from the sale of loans through our secondary market activities and bulk loan sale transactions.  During the first quarter of 2008, net gain on sales increased 98% to $1.9 million, compared to $938 thousand during the same quarter in 2007.  The increase is primarily due to the gain recorded in conjunction with the bulk sale of $111.4 million in commercial real estate loans to a third party without recourse.  Prior to 2008, we have previously not sold commercial real estate loans in bulk sale transactions.  As part of our efforts to deleverage our balance sheet, we plan to sell more commercial real estate loans if presented with attractive pricing opportunities.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Compensation and employee benefits	$23.27	$20.78
Occupancy and equipment expense	7.01	5.88
Amortization and impairment writedowns of premiums on deposits acquired	2.74	1.53
Amortization of investments in affordable housing partnerships	1.72	1.27
Data processing	1.20	0.98
Deposit insurance premiums and regulatory assessments	1.19	0.35
Deposit-related expenses	0.95	1.69
Other operating expenses	14.82	9.84
Total	$52.90	$42.32

Efficiency Ratio (1)	42%	36%

(1) Represents noninterest expense (excluding the amortization of intangibles and investments in afffordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 25% to $52.9 million during the first quarter of 2008, from $42.3 million for the same quarter in 2007.

Compensation and employee benefits increased 12% to $23.3 million during the first quarter of 2008, compared to $20.8 million for the same quarter in 2007 primarily due to the addition of relationship officers as well as operational and administrative personnel throughout the previous year to support the Bank’s continued growth.  Additionally, increased staffing levels resulting from the acquisition of DCB in August 2007 and the impact of annual salary adjustments and related cost increases for existing employees further contributed to higher compensation expense during the first quarter of 2008, relative to the same period in 2007.

Occupancy and equipment expenses increased 19% to $7.0 million during the quarter ended March 31, 2008, compared with $5.9 million during the same period in 2007.  The increase in occupancy and equipment expenses during the first quarter of 2008 can be attributed primarily to the nine branch locations acquired from DCB in August 2007 as well as several new leases related to new branch locations that we entered into during the past year to accommodate our continuing growth and expansion.

Amortization expense and impairment writedowns of premiums on deposits acquired increased 79% to $2.7 million during the quarter ended March 31, 2008, compared with $1.5 million during the same period in 2007.  The increase in amortization expense is primarily due to additional deposit premiums of $14.9 million recorded in connection with the acquisition of DCB in August 2007.  We also recorded an $855 thousand impairment writedown on deposit premiums initially recorded for the DCB acquisition due to higher than anticipated runoffs in certain deposit categories.

Amortization of investments in affordable housing partnerships increased 35% to $1.7 million during the quarter ended March 31, 2008, compared with $1.3 million during the same period in 2007.  The increase in amortization expense is primarily due to additional purchases of investments in affordable housing partnerships since the first quarter of 2007 amounting to $11.0 million.  Total investments in affordable housing partnerships increased to $45.5 million at March 31, 2008, compared to $39.9 million at March 31, 2007.

Deposit insurance premiums and regulatory assessments increased 244% to $1.2 million during the quarter ended March 31, 2008, compared with $347 thousand during the same period in 2007.  Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank was eligible to share in a one-time assessment credit pool of approximately $4.7 billion.  The Bank’s pro rata share of this one-time assessment credit was approximately $3.4 million, of which $2.8 million was applied to reduce deposit insurance assessments in 2007.  The remaining credit of $628 thousand was applied in full during the first quarter of 2008.  Since this one-time assessment credit has been fully utilized, we anticipate deposit insurance premiums and regulatory assessments to increase during the remainder 2008.

Deposit-related expenses decreased 44% to $948 thousand during the first quarter of 2008, compared to $1.7 million for the same quarter last year.  Deposit-related expenses, which represent various business-related expenses paid by the Bank on behalf of its commercial account customers.  The decrease in deposit-related expenses can be correlated to the decline in the volume of title and escrow deposit balances during the first quarter of 2008 relative to the same period in 2007.  This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, legal and other professional fees.  Other operating expenses increased 51% to $14.8 million for the first quarter of 2008, compared to $9.8 million in other operating expenses recorded during the same period in 2007.  The increase in other operating expenses is largely due to expenses incurred to support our continued overall growth.  Additionally, legal costs increased $1.6 million during the first quarter of 2008 relative to the same period in 2007.

Our efficiency ratio increased to 41.93% for the quarter ended March 31, 2008, compared with 35.57% for the corresponding period in 2007.  Although our efficiency ratio has increased, we believe our overall efficiency for the Company is still substantially better than our direct peers and the overall banking industry.  We anticipate noninterest expenses for the remainder of 2008 to decrease moderately, relative to first quarter 2008 levels, as we continue to carefully monitor all expenditures.

Provision for Income Taxes

The provision for income taxes decreased 90% to $2.6 million for the first quarter of 2008, compared with $26.7 million for the same quarter in 2007.  The decrease in the provision for income taxes is primarily attributable to an 89% decrease in pretax earnings during the first quarter of 2008.  The provision for income taxes for the first quarter of 2008 also reflects the utilization of affordable housing tax credits totaling $1.6 million, compared to $1.3 million utilized during the first quarter of 2007.  The first quarter 2008 provision reflects an effective tax rate of 34.0%, compared with 38.8% for the corresponding period in 2007.

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

The Franchise Tax Board is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  We continue to pursue these refund claims, to monitor developments in the law in this area, and to monitor the status of tax claims with respect to other registered investment companies.  We have considered this claim in our evaluation of uncertain tax positions in accordance with the provisions of FIN 48.  Pursuant to the adoption of FIN 48 on January 1, 2007, we recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that we had taken with respect to the tax treatment of RICs.  See Note 7 to the Condensed Consolidated Financial Statements presented elsewhere in this report.

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

Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results.  Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies.  No changes in management structure or reporting methodologies have occurred during the first quarter of 2008 that warrant a restatement of the segment results for the three months ended March 31, 2007.  For more information about our segments, including information about the underlying accounting and reporting process, please see Note 9 to the condensed consolidated financial statements presented elsewhere in this report.

Retail Banking

The retail banking segment reported a $21.7 million pre-tax loss, or a 168% decrease, for the three months ended March 31, 2008, as compared to a $31.8 million pre-tax income for the same period in 2007.  The decrease in pre-tax income for the retail banking segment is largely attributable to the decrease in net interest income, decreasing 33% to $32.0 million during the first quarter of 2008 compared to $47.9 million for the same quarter in 2007, compounded by an $18.7 million increase in loan loss provisions and $15.0 million increase in corporate overhead allocation expenses.  Noninterest expense also increased 20% to $25.2 million during the first quarter of 2008, as compared to $21.0 million during the same period in 2007.  The 33% decrease in net interest income is attributable largely to the 300 basis point decrease in interest rates since August 2007 and to the overall impact of the weakened economy.  The $18.7 million increase in loan loss provisions for this segment during the first quarter of 2008, relative to the same period in 2007, was due to higher net chargeoff levels for this segment.  Corporate overhead allocation expenses for this segment are allocated based on several factors, such as loan and deposit volume, as well as full-time employee equivalents.

Noninterest income for this segment decreased 5%, to $5.3 million for the quarter ended March 31, 2008, from $5.6 million recorded during the same period in 2007.  The decrease in noninterest income is primarily due to a decrease in gross loan fee income as a result of the downturn in the real estate market.

Noninterest expense for this segment increased 20% to $25.2 million during the first quarter of 2008, compared with $21.0 million recorded during the first quarter of 2007.  The increase in noninterest expense is primarily due to higher compensation and employee benefits, occupancy expenses and other operating expenses, partially offset by a decrease in commercial deposit-related expenses.  The increase in compensation and employee benefits can be attributed to higher staffing levels due to the acquisition of DCB in August 2007 as well as the addition of relationship officers and operational personnel throughout the past year.  Higher occupancy expenses are primarily due to increased expenses associated with the nine additional branch locations from DCB as well as several leases entered into during 2007 related to new branch locations.  The increase in other operating expenses can be attributed predominantly to the overall growth in this segment, both organically and through acquisitions.  The decrease in commercial deposit-related expenses can be correlated to lower title and escrow deposit balances during the first quarter of 2008 relative to the same period in 2007.  Title and escrow deposits have been negatively impacted by the sustained contraction in the housing market.

Commercial Lending

The commercial lending segment’s pre-tax income decreased 70% to $7.8 million during the quarter ended March 31, 2008, compared with $26.0 million for the same period in 2007.  The primary driver of the decrease in pre-tax income for this segment is a $6.4 million increase in loan loss provisions, compounded by a $21.4 million increase in corporate overhead allocation expenses.  These factors were partially offset by a 44% increase in net interest income to $42.2 million during the first quarter of 2008, as compared to $29.4 million relative to the same period in 2007.  The $6.4 million increase in loan loss provisions during the first quarter of 2008 is primarily attributed to the increase in net loan chargeoffs for this segment during the period.  The increase in net interest income is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products, during the first quarter of 2008, relative to the corresponding quarter in 2007.  Specifically, the average aggregate balance of all commercial loan categories grew 22% during the first quarter of 2008, relative to the same period in 2007.

Noninterest income for this segment decreased 20% to $7.1 million during the first quarter of 2008, compared with $8.8 million recorded in the same quarter of 2007.  The decrease in noninterest income is primarily due to a decrease in gross loan fee income resulting from the downturn in the real estate market.

Noninterest expense for this segment increased 23% to $13.0 million during the first quarter of 2008, from $10.5 million during the same quarter last year.  The increase in noninterest expense is largely a result of higher compensation and employee benefits resulting from the addition of relationship officers and operational personnel to support the continuing growth of the Bank.

Treasury

The treasury segment’s pre-tax income increased 32% to $22.8 million during the first quarter of 2008, compared to $17.2 million for the same quarter in 2007.  Net interest income increased 23% to $19.5 million during the quarter ended March 31, 2008, from $15.8 million during the same quarter in 2007.  Net interest income for this segment is directly correlated to net interest earned on investment securities relative to the interest expense paid on brokered deposits, borrowings and long-term debt.

Noninterest income for this segment increased 186% to $4.4 million during the first quarter of 2008, compared to $1.5 million for the same period in 2007.  The increase in noninterest income during the quarter ended March 31, 2008 can be attributed entirely to higher net gains on sale of investment securities relative to the first quarter of 2007.

Noninterest expense for this segment remained flat, slightly decreasing to $462 thousand during the first quarter of 2008, from $473 thousand during the same quarter in 2007.

Residential Lending

The residential lending segment’s pre-tax income decreased 15% to $2.8 million during the first quarter of 2008, from $3.2 million during the same quarter in 2007.  Net interest income for this segment increased 21% to $4.9 million during the first quarter of 2008, compared with $4.1 million for the corresponding quarter in 2007.  The net interest income for this segment was impacted by both the contraction in the housing market as well as the Bank’s increased securitization activity of single family and multifamily loans which totaled $1.18 billion during 2007.

Noninterest income for this segment increased 61% to $3.3 million during the first quarter of 2008, compared to $2.0 million recorded during the first quarter of 2007.  The net increase in noninterest income during the first quarter of 2008 is primarily due to higher servicing income received as a result of the Bank’s securitization of its residential and multifamily loan portfolios.

Noninterest expense for this segment increased 45% to $3.5 million during the three months ended March 31, 2008, from $2.4 million during the same period in 2007.  The increase in noninterest expense during the first quarter of 2008 is due to an increase in compensation expenses and other operating expenses primarily due to the restructuring and consolidation of two departments.  During the first quarter of 2008, the administrative department that provides backoffice support to the lending function was merged into the lending unit to enhance operational efficiencies in this segment of our business.

Balance Sheet Analysis

Our total assets decreased $92.0 million, or 1%, to $11.76 billion, as of March 31, 2008, relative to total assets of $11.85 billion at December 31, 2007.  The net decrease in total assets is comprised predominantly of decreases in securities purchased under resale agreements amounting to $100.0 million and available-for-sale investment securities totaling $138.9 million.  These decreases were partially offset by an increase in cash and cash equivalents totaling $104.7 million.

Adoption of SFAS 157, Fair Value Measurement, and SFAS 159, Fair Value Option

The Company adopted SFAS 157 and SFAS 159, effective January 1, 2008.  SFAS 157 provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, mortage servicing assets and impaired loans.

The adoption of SFAS 157 did not have any impact on the Company’s financial condition, results of operations, or cash flows.  See Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements with terms that range from one day to several years.  Total resale agreements decreased to $50.0 million as of March 31, 2008, compared with $150.0 million as of December 31, 2007, all of which are long-term agreements.  The decrease as of March 31, 2008 reflects the early termination of a $100.0 million resale agreement on January 14, 2008.  This agreement had a stated termination date of January 14, 2017.  In conjunction with the early termination of this agreement, we received $1.0 million from the counterparty which we recorded as a yield adjustment.

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

Investment Securities Available-for-Sale

Total investment securities available-for-sale decreased 7% to $1.75 billion as of March 31, 2008, compared with $1.89 billion at December 31, 2007.  Total repayments/maturities and proceeds from sale of available-for-sale securities amounted to $127.7 million and $138.6 million, respectively, during the three months ended March 31, 2008.  Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $243.9 million, funding loan originations, and paying down borrowings.  We recorded net gains totaling $4.3 million on sale of available-for-sale securities during the first quarter of 2008.

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

The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  However, the distressed market conditions have impacted the Company’s ability to obtain third-party pricing data for its portfolio of private-label mortgage-backed securities.  Even when third-party pricing was available, the limited trading activity and illiquidity resulting from market conditions have challenged the observability of these quotations.  For those securities for which the Company is unable to obtain more than one outside quoted market price, the Company evaluates the broker’s valuation methodology for reasonableness and obtains an independent validation of the market price received from another broker who has experience with such investments.

All 10 individual securities that have been in a continuous unrealized loss position for twelve months or longer as of March 31, 2008 had investment grade ratings upon purchase.  These unrealized losses are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2008.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  However, we have the ability and the intention to hold these securities until their fair values recover to cost.  As such, management does not believe that there are any securities, other than those previously identified in prior periods, that are deemed to be other-than-temporarily impaired, and therefore, no additional impairment charges as of March 31, 2008 are warranted.

The majority of unrealized losses in the available-for-sale portfolio at March 31, 2008 are related to AAA-rated private label mortgage-backed securities that we have retained in connection with our loan securitization activities.  As of March 31, 2008, the fair value of these securities totaled $500.5 million, representing 29% of our total investment portfolio.  Gross unrealized losses related to these securities amounted to $184.3 million, or 27% of the aggregate amortized cost basis of these securities as of March 31, 2008.  These unrealized losses are caused by lack of liquidity and historically wide market spreads resulting from instability in the residential real estate and credit markets.  The underlying loans are not subprime in nature and were originated by the Bank in accordance with our customary underwriting standards. The securities are supported by overcollateralization as of March 31, 2008.  Additionally, these securities are insured by a monoline insurance provider whose credit rating was recently affirmed by a major rating agency.

As of March 31, 2008, we had $99.2 million in corporate debt securities, representing 6% of our total investment portfolio.  These debt instruments, which represent pooled trust preferred securities, had gross unrealized losses amounting to $28.2 million, or 22% of the total amortized cost basis of these securities as of March 31, 2008.  Almost all of the corporate debt instruments held by the Company are trust preferred securities issued by banks and insurance companies.  Of the 18 different corporate debt securities that we have purchased, only four securities were issued by a combination of bank, insurance, real estate investment trusts or homebuilder companies.  Most of the corporate debt securities are overcollateralized and have subordination structures that management believes will afford sufficient principal and interest protection.  One corporate debt security was downgraded to a B+ rating, from a BBB rating, by one rating agency shortly before year-end 2007.  The ratings for all other trust preferred securities in our available-for-sale portfolio have remained at investment grade as of March 31, 2008.

We also had $46.7 million in preferred stock issued by Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), representing 3% of our total investment portfolio as of March 31, 2008.  Gross unrealized losses on these securities amounted to $12.0 million as of March 31, 2008, all of which is unrealized loss under twelve months, or 20% of the aggregate amortized cost basis of these securities.  These unrealized losses have resulted from an oversupply of newly issued preferred stock.  We believe that these unrealized loss positions are temporary in nature and are not due to credit or fundamental issues related to Fannie Mae or Freddie Mac.

We retain residual securities in securitized mortgage loans in connection with our securitization activities.  The fair value of residual securities is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans.  Fair value is estimated based on a discounted cash flow analysis.  These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities.  At March 31, 2008, the fair values of the residual securities totaled $58.4 million based on a weighted average projected prepayment rate of 18%, a weighted average annual expected credit loss rate of 0.06%, and a weighted average discount rate of 11%.  As of December 31, 2007, the fair values of residual securities totaled $40.7 million based on a weighted average projected prepayment rate of 15%, a weighted average annual expected credit loss rate of 0.05%, and a weighted average discount rate of 11%.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of March 31, 2008 and December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2008
U.S. Treasury securities	$2,502	$7	$—	$2,509
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	572,010	2,946	(662)	574,294
U.S. Government sponsored enterprise mortgage-backed securities	419,804	8,385	(14)	428,175
Other mortgage-backed securities	721,071	—	(188,635)	532,436
Corporate debt securities	127,423	—	(28,248)	99,175
U.S. Government sponsored enterprise equity securities	58,716	—	(12,016)	46,700
Residual securities	28,333	30,075	—	58,408
Other securities	6,628	165	(224)	6,569
Total investment securities available-for-sale	$1,936,487	$41,578	$(229,799)	$1,748,266

As of December 31, 2007
U.S. Treasury securities	$2,487	$5	$—	$2,492
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	427,004	576	(1,090)	426,490
U.S. Government sponsored enterprise mortgage-backed securities	527,373	8,257	(354)	535,276
Other mortgage-backed securities	750,864	455	(70,721)	680,598
Corporate debt securities	127,420	1,708	(9,501)	119,627
U.S. Government sponsored enterprise equity securities	83,744	500	(9,189)	75,055
Residual securities	28,332	12,384	—	40,716
Other securities	6,916	253	(287)	6,882
Total investment securities available-for-sale	$1,954,140	$24,138	$(91,142)	$1,887,136

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Total gross loans increased $4.1 million to $8.85 billion at March 31, 2008, relative to December 31, 2007.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$444,193	5.0%	$433,337	4.9%
Residential, multifamily	698,867	7.9%	690,941	7.8%
Commercial and industrial real estate	4,225,141	47.8%	4,183,473	47.3%
Construction	1,574,449	17.8%	1,547,082	17.5%
Total real estate loans	6,942,650	78.5%	6,854,833	77.5%

Other loans:
Commercial business	1,251,974	14.1%	1,314,068	14.8%
Trade finance	459,687	5.2%	491,690	5.6%
Automobile	13,699	0.2%	23,946	0.3%
Other consumer	181,191	2.0%	160,572	1.8%
Total other loans	1,906,551	21.5%	1,990,276	22.5%
Total gross loans	8,849,201	100.0%	8,845,109	100.0%

Unearned fees, premiums and discounts, net	(5,525)		(5,781)
Allowance for loan losses	(117,120)		(88,407)
Loan receivable, net	$8,726,556		$8,750,921

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans, doubtful loans and other real estate owned, net.  Nonperforming assets totaled $74.5 million or 0.63% of total assets at March 31, 2008 and $67.5 million or 0.57% of total assets at December 31, 2007.  Nonaccrual loans amounted to $57.9 million at March 31, 2008, compared with $63.9 million at year-end 2007.  Loans totaling $49.2 million were placed on nonaccrual status during the first quarter of 2008.  These additions to nonaccrual loans were offset by $23.5 million in chargeoffs, $14.1 million in payoffs and principal paydowns, five loans totaling $14.1 million that were transferred to other real estate owned, and $3.5 million in loans brought current.  Additions to nonaccrual loans during the first quarter of 2008 were comprised of $2.4 million in single family loans, $1.6 million in multifamily loans, $12.1 million in commercial real estate loans, $19.8 million in construction loans, $12.4 million in commercial business loans, $629 thousand in SBA loans, $197 thousand in auto loans and $33 thousand in home equity loans.

All loans past due 90 days or more were on nonaccrual status at March 31, 2008 and December 31, 2007.

Restructured loans represent loans that have had their original terms modified.  There were $1.7 million in restructured loans as of March 31, 2008, compared to $2.1 million as of December 31, 2007.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had eight OREO properties at March 31, 2008 with a combined aggregate carrying value of $14.9 million.  In comparison, we had three OREO properties at December 31, 2007 with a combined aggregate carrying value of $1.5 million.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Nonaccrual loans	$57,863	$63,882
Loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	57,863	63,882

Restructured loans	1,711	2,081
Other real estate owned, net	14,893	1,500
Total nonperforming assets	$74,467	$67,463

Total nonperforming assets to total assets	0.63%	0.57%
Allowance for loan losses to nonperforming loans	202.41%	138.39%
Nonperforming loans to total gross loans	0.65%	0.72%

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

At March 31, 2008, we classified $174.7 million of our loans as impaired, compared with $123.8 million at December 31, 2007.  Specific reserves on impaired loans amounted to $16.2 million and $16.3 million at March 31, 2008 and December 31, 2007, respectively.  Our average recorded investment in impaired loans for the three months ended March 31, 2008 and 2007 were $184.0 million and $15.0 million, respectively.  During the three months ended March 31, 2008 and 2007, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $3.6 million and $324 thousand, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $2.6 million and $35 thousand, respectively.

In light of the credit and mortgage crisis affecting the entire financial industry and its impact on our borrowers, the Company took a more proactive approach during the latter part of 2007 to assess potential loan impairment in our overall portfolio.  We expanded our scope to include all classified loans with outstanding principal balances or commitment amounts of $2.0 million or greater.  Our recent experience in late 2007 made us acutely aware of the rapid deterioration occurring in the market in a relatively short period of time.  Specifically, we have noted that while our borrowers’ may continue to pay as agreed in accordance with their contractual terms and/or even though loans may not have reached a significant stage of delinquency, the existence of certain warning signs indicating possible collectibility issues warranted a more careful scrutiny of these loans for potential impairment.  Specifically, we reviewed loans that exhibited the following characteristics:

•                  diminishing or adverse changes in cash flows that serve as the principal source of repayment;

•                  adverse changes in the financial position or net worth of guarantors or investors;

•                  declining or adverse changes in inventory levels securing commercial business and trade finance;

•                  failure in meeting financial covenants; or

•                  other changes or conditions that may adversely impact the ultimately collectibility of loans.

Although certain loans are not significantly delinquent and therefore still accruing interest, we have classified them as impaired as of March 31, 2008 because they exhibit one or more of the characteristics described above.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio.  In addition to regular, quarterly reviews of the appropriateness of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is appropriate at March 31, 2008, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or net chargeoffs, respectively, during the period.  At March 31, 2008, the allowance for loan losses amounted to $117.1 million, or 1.32% of total loans, compared with $88.4 million, or 1.00% of total loans, at December 31, 2007, and $76.0 million, or 0.95% of total loans, at March 31, 2007.   The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $12.3 million at March 31, 2008, compared to $11.4 million at December 31, 2007.

We recorded $55.0 million in loan loss provisions during the first quarter of 2008.  In comparison, we did not record any loss provisions for the same period in 2007.  The significant increase in loss provisions recorded during the first quarter of 2008 was deemed prudent by management to proactively and aggressively address asset quality issues brought on by the downturn in the real estate market, the disruptions in the financial markets, and instability in the overall economy.  During the first quarter of 2008, net chargeoffs amounted to $25.4 million, or 1.13% of average loans outstanding during the quarter.  This compares to net chargeoffs of $156 thousand, representing 0.01% of average loans outstanding for the same period in 2007.

Of the $25.6 million in total gross chargeoffs recorded for the quarter, 39% or $10.0 million was related to one commercial loan which we charged off in full due to suspicions of fraud.  We are aggressively pursuing collection efforts with respect to this loan and we believe that some recovery is potentially available from the accounts receivable and inventory of the business.  Management believes this to be an isolated incident and is not indicative of any systemic problems in our commercial business portfolio.  Approximately 70%, or $10.9 million, of the remaining $15.6 million in gross chargeoffs during the first quarter of 2008 were related to three residential construction loans and one land loan.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Allowance balance, beginning of period	$88,407	$78,201
Allowance for unfunded loan commitments and letters of credit	(904)	(2,075)
Provision for loan losses	55,000	—
Chargeoffs:
Single family real estate	75	—
Commercial and industrial real estate	5,081	—
Construction	8,565	—
Commercial business	11,816	180
Automobile	29	—
Other consumer	17	11
Total chargeoffs	25,583	191

Recoveries:
Commercial and industrial real estate	3
Commercial business	180	34
Automobile	17	1
Total recoveries	200	35
Net chargeoffs	25,383	156
Allowance balance, end of period	$117,120	$75,970
Average loans outstanding	$8,955,257	$8,177,378

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations.  The technique of migration analysis essentially looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period.  We utilize a loss horizon of sixteen years to better capture the Bank’s historical loss trends.  This loss horizon represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio.  Since loss rates derived by the migration model are based predominantly on historical loss trends, they may not be indicative of the actual or inherent loss potential for loan categories that have little or no historical losses.  As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model.

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

In consideration of the significant growth and increasing diversity and credit risk profiles of loans in our portfolio over the past several years, our classification migration model utilizes sixteen risk-rated or heterogeneous loan pool categories and three homogeneous loan categories.  The loan sectors included in the heterogeneous loan pools are residential single family, residential multifamily, commercial real estate, construction, commercial business, trade finance, and automobile loans.  With the exception of automobile loans, all other heterogeneous loan categories have been broken down into additional subcategories.  For example, the commercial real estate loan category is further segmented into six subcategories based on industry sector.  These subcategories include retail, office, industrial, land, hotel/motel, and other special purpose or miscellaneous.  By sectionalizing these broad loan categories into smaller subgroups, we are better able to isolate and identify the risks associated with each subgroup based on historical loss trends.

In addition to the sixteen heterogeneous loan categories, our classification migration model also utilizes three homogeneous loan categories which encompass predominantly consumer-related credits.  Specifically, these homogeneous loan categories are home equity lines, overdraft protection lines, and credit card loans.

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$1,984	5.0%	$2,475	4.9%
Residential, multifamily	2,819	7.9%	4,216	7.8%
Commercial and industrial real estate	35,864	47.8%	21,072	47.3%
Construction	34,882	17.8%	19,132	17.5%
Commercial business	23,381	14.1%	24,188	14.9%
Trade finance	17,708	5.2%	16,487	5.5%
Automobile	145	0.2%	242	0.3%
Other consumer	337	2.0%	595	1.8%
Total	$117,120	100.0%	$88,407	100.0%

Deposits

Deposit growth remained challenging during the first quarter of 2008 as we continue to experience heightened market competition for deposits.  Deposits increased 4% to $7.55 billion at March 31, 2008, from $7.28 billion at December 31, 2007.  The net increase in deposits came from time deposits which rose $310.5 million or 8%, noninterest-bearing demand deposits which increased $22.7 million or 2%, and money market accounts which increased $11.9 million or 1%.  These increases were offset by decreases in interest-bearing checking accounts of $ 58.8 million or 12%, and savings accounts of $13.4 million or 3%.  Core deposits, or non-time deposit accounts, amounted to $3.44 billion at March 31, 2008, representing 45% of total deposits, with time deposits representing the remaining 55%.  In comparison, our core deposit ratio at year-end 2007 was 48%.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31,	December 31,
	2008	2007
	(In thousands)

Noninterest-bearing demand	$1,454,383	$1,431,730
Interest-bearing checking	414,193	472,943
Money market	1,102,834	1,090,949
Savings	464,418	477,779
Total core deposits	3,435,828	3,473,401
Time deposits:
Less than $100,000	960,379	926,459
$ 100,000 or greater	3,155,630	2,879,054
Total time deposits	4,116,009	3,805,513
Total deposits	$7,551,837	$7,278,914

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one business day to six months from the transaction date.  At March 31, 2008, federal funds purchased amounted to $77.5 million, as compared to $222.3 million at December 31, 2007.  FHLB advances declined 9% to $1.65 billion as of March 31, 2008, compared to $1.81 billion at December 31, 2007.  During the first quarter of 2008, a portion of the proceeds from the maturities and sales of investment securities were used to pay down our borrowings.  On March 12, 2008, we paid off an FHLB advance totaling $50.0 million which had an original maturity date of April 21, 2008.  In accordance with Accounting Principles Bulletin No. 18, Early Extinguishment of Debt, we recorded the penalty amount of $149 thousand as an adjustment to interest expense.  As of March 31, 2008, we had no overnight FHLB advances, compared to $350.0 million as of December 31, 2007.  We entered into three new FHLB advances totaling $250.0 million during the quarter ended March 31, 2008.  The maturity terms are less than 3 years with fixed interest rates ranging from 3.11% to 3.68%.  A term FHLB advance totaling $5.0 million matured during the first quarter of 2008.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position.  Long-term repurchase agreements remained at $995.0 million at March 31, 2008 and at December 31, 2007.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  All of these repurchase agreements have a term of ten years.  The rates are generally initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points.  Thereafter, the rates are fixed for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%.  The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

As of March 31, 2008, the Company also had $4.9 million in overnight repurchase agreements with customers with interest rates ranging from 1.75% to 2.00%.

Long-term Debt

Long-term debt remained at $235.6 million at March 31, 2008 and December 31, 2007.  Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory reporting purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of March 31, 2008, our significant fixed and determinable contractual obligations, within the categories described below, by payment date.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$4,071,038	$125,343	$40,534	$14,094	$3,590,926	$7,841,935
Federal funds purchased	77,548	—	—	—	—	77,548
FHLB advances	485,695	1,216,539	61,466	3,290	—	1,766,990
Securities sold under repurchase agreements	45,253	80,684	80,684	1,130,404	—	1,337,025
Notes payable	—	—	—	—	17,527	17,527
Long-term debt obligations	12,128	24,255	24,255	433,349	—	493,987
Operating lease obligations	11,121	21,585	21,423	73,702	—	127,831
Unrecognized tax benefits	—	—	—	—	768	768
Postretirement benefit payments	—	4,144	11,156	4,048	—	19,348
Total contractual obligations	$4,702,783	$1,472,550	$239,518	$1,658,887	$3,609,221	$11,682,959

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to customers as of March 31, 2008 is as follows:

Commitments Outstanding
(In thousands)
Undisbursed loan commitments	$2,577,364
Standby letters of credit	536,945
Commercial letters of credit	51,843

Capital Resources

One of our primary sources of capital is the retention of net after tax earnings.  At March 31, 2008, stockholders’ equity totaled $1.10 billion, a 6% decrease from $1.17 billion as of December 31, 2007.  The decrease is comprised of the following: (1) $70.2 million in net unrealized loss on available-for-sale securities; (2) a change in accounting principle pursuant to the adoption of EITF 06-4 amounting to $479 thousand; (3) tax provision of $369 thousand resulting from the vesting of restricted stock; (4) purchase of treasury shares related to vested restricted stock amounting to $8 thousand, representing 410 shares; and (5) payment of first quarter 2008 cash dividends totaling $6.3 million.  These transactions were offset by (1) net income of $5.0 million recorded during the first three months of 2008; (2) stock compensation costs amounting to $1.6 million related to grants of restricted stock and stock options; (3) tax benefits of $70 thousand resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $393 thousand, representing 254,727 shares, pursuant to various stock plans and agreements; and (5) purchase accounting adjustment pursuant to the DCB acquisition of $2.3 million.

In April 2008, we raised $200.0 million in additional capital through the sale of convertible preferred stock.  This additional capital infusion will position the Company for stronger growth as the economy strengthens and it will bring the Bank’s total risk-based capital ratio in excess of 12%, well above the regulatory requirement of 10% for well-capitalized banks.  For a further discussion on this preferred stock offering, see Note 10 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  At March 31, 2008, the Bank’s Tier 1 and total capital ratios were 8.6% and 10.4%, respectively, compared to 8.8% and 10.3%, respectively, at December 31, 2007.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at March 31, 2008, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	10.6%	10.4%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	8.8%	8.6%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.6%	8.4%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt.  These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and sales of eligible loans.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the first quarter of 2008, we experienced net cash inflows from operating activities of $72.3 million, compared to net cash inflows of $54.8 million for the first quarter of 2007.  Net cash inflows from operating activities are due to net income earned during the period.

Net cash inflows from investing activities totaled $69.2 million for the first quarter of 2008 compared with net inflows from investing activities of $142.6 million for the first quarter 2007.  Net cash inflows from investing activities for the first quarter of 2008 were due primarily to the proceeds from sale of investment securities and loans, early termination of a resale agreement, and repayments, maturity and redemption of investment securities.  These factors were partially offset by the growth in our loan portfolio and purchases of investment securities.  For the three months ended March 31, 2007, net cash inflows from investing activities can be attributed primarily to repayments, maturities, redemptions and net sale proceeds from available-for-sale securities partially offset by net loan growth and purchases of investment securities and resale agreements.

We experienced net cash outflows from financing activities of $36.8 million for the first quarter of 2008, primarily due to the repayment of federal funds purchased and FHLB advances.  These factors were partially offset by deposit growth.  During the same period in 2007, repayment of FHLB advances and federal funds purchased as well as the purchase of treasury shares in connection with our Board authorized stock repurchase program accounted for the net cash outflows from financing activities totaling $243.0 million.

As a means of augmenting our liquidity sources, we have available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies.  We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.  At March 31, 2008, we are not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California.  For the three months ended March 31, 2008 and 2007, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $6.3 million and $28.1 million respectively.  The large dividend payment by the Bank to the Company during the first quarter of 2007 was primarily due to the purchase of treasury shares totaling $29.7 million in connection with the Board authorized stock repurchase program announced during the first quarter of 2007.  There were no treasury share repurchases pursuant to the Board authorized stock repurchase program during the first quarter of 2008.  As of March 31, 2008, approximately $237.5 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations on earnings while maintaining adequate levels of liquidity and capital.  Our strategy is formulated by the Asset/Liability Committee, which coordinates with the Board of Directors to monitor our overall asset and liability composition.  The Committee meets regularly to evaluate, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on the available-for-sale portfolio (including those attributable to hedging transactions, if any), purchase and securitization activity, and maturities of investment securities and borrowings.

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2008 and December 31, 2007, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2008	2007	2008	2007
+200	14.3%	9.1%	7.7%	5.3%
+100	7.7%	5.8%	4.3%	5.4%
-100	(6.3)%	(5.7)%	(4.3)%	(6.2)%
-200	(12.3)%	(11.0)%	(9.2)%	(11.9)%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2008 and December 31, 2007.  At March 31, 2008 and December 31, 2007, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2008.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							March 31,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2008
	(Dollars in thousands)
Assets:
CD investments	$495						$495	$499
Weighted average rate	3.80%						3.80%

Federal funds sold	$79,629						$79,629	$79,629
Weighted average rate	2.10%						2.10%

Securities purchased under resale agreements		$50,000					$50,000	$54,210
Weighted average rate		10.00%					10.00%

Investment securities available-for-sale (fixed rate)	$84,942	$—		$548	$51,282	$633,835	$770,607	$764,799
Weighted average rate	1.94%	9.00%		8.54%	4.04%	6.54%	5.87%

Investment securities available-for-sale (variable rate) (1)	$1,079,636	$61,824	$14,021	$3,665	$5,447	$1,287	$1,165,880	$983,467
Weighted average rate	4.77%	5.00%	5.79%	5.81%	6.87%	5.18%	4.81%

Total gross loans	$6,644,519	$1,048,687	$609,941	$267,903	$123,834	$154,317	$8,849,201	$8,934,797
Weighted average rate	6.25%	6.79%	6.93%	7.06%	6.96%	6.10%	6.39%

Liabilities:
Checking accounts	$414,193						$414,193	$337,071
Weighted average rate	0.93%						0.93%

Money market accounts	$1,102,834						$1,102,834	$1,072,335
Weighted average rate	2.48%						2.48%

Savings deposits	$464,418						$464,418	$381,672
Weighted average rate	1.06%						1.06%

Time deposits	$3,968,361	$93,203	$20,536	$5,907	$27,543	$459	$4,116,009	$4,137,698
Weighted average rate	3.78%	4.11%	3.98%	4.98%	4.12%	5.21%	3.79%

Federal funds purchased	$77,502						$77,502	$77,502
Weighted average rate	1.63%						1.63%

FHLB term advances (fixed rate)	$420,411	$860,000	$310,000	$55,000	$5,000	$3,000	$1,653,411	$1,699,040
Weighted average rate	4.77%	4.44%	4.07%	5.20%	4.46%	4.44%	4.48%

Securities sold under repurchase agreements	$995,000						$995,000	$1,057,717
Weighted average rate	4.05%						4.05%

Customer repurchase agreements	$4,911						$4,911	$4,911
Weighted average rate	1.90%						1.90%

Subordinated debt	$75,000						$75,000	$61,480
Weighted average rate (variable rate)	4.35%						4.35%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$23,096
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$139,178						$139,178	$84,475
Weighted average rate	4.69%						4.69%

(1)          Includes hybrid securities that have fixed interest rates for the first three or five years.  Thereafter, interest rates become adjustable based on a predetermined index.

Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency.  Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for deposits with no stated maturity dates.  We utilize assumptions supported by documented analyses for the expected maturities of our loans and repricing of our deposits.  We also use prepayment projections for amortizing securities.  The actual maturities of these instruments could vary significantly if future prepayments and repricing frequencies differ from our expectations based on historical experience.

The fair values of short-term investments approximate their book values due to their short maturities.  For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.  The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For those securities for which the Company is unable to obtain more than one outside quoted market price, the Company evaluates the broker’s valuation methodology for reasonableness and obtains an independent validation of the market price received from another broker who has experience with such investments.  The fair value of loans is determined based on the discounted cash flow approach.  The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics.

The fair value of deposits is determined based on the discounted cash flow approach.  The discount rate is derived from the associated yield curve, plus spread, if any.  For core deposits, the cash outflows are projected by the decay rate based on the Bank’s core deposit premium study.  Cash flows for all non-time deposits are discounted using the LIBOR yield curve.  For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread.  For federal funds purchased, fair value approximates book value due to their short maturities.  The fair value of FHLB term advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities.  Customer repurchase agreements, which have maturities ranging from one to three days, are presumed to have equal book and fair values because the interests rates paid on these instruments are based on prevailing market rates.  The fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.  For both subordinated and junior subordinated debt instruments, fair values are estimated by discounting cash flows through maturity based on current market rates the Bank would pay for new issuances.

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

In August and November 2004, we entered into four equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004.  This product, which has a term of 5 1/2 years, pays interest based on the performance of the HSCEI.  The combined notional amounts of the equity swap agreements total $24.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts.  For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit).  In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

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

In December 2007, the Company entered into two additional equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This product, which has a term of 5 years, also pays interest based on the performance of the HSCEI similar to the previous index certificate offering in 2004.  The combined notional amounts of these new equity swap agreements totaled $24.1 million and have termination dates similar to the stated maturities of the underlying certificate of deposit host contracts.  On December 3, 2007, we prepaid $4.5 million for the option cost based on the current market value of the cash streams.

The fair values of both the embedded derivatives and equity swap agreements for these six derivative contracts amounted to $18.1 million as of March 31, 2008, compared to $28.3 million as of December 31, 2007.  The decrease in the fair value of the derivative contracts since December 31, 2007 can be attributed to a 38% decline in the index value combined with a 94% decrease in the implied volatility of the HSCEI call options as of March 31, 2008, relative to year-end 2007.

The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets.  The fair value of the derivative contracts is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Asset Liability and Market Risk Management.”

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2008.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s 2007 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item A. Risk Factors.”  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the 2007 Form 10-K.  Other than as set forth below, there are no material changes to our risk factors as presented in the Company’s 2007 Form 10-K.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.  During the first quarter of 2008, we recorded a $55.0 million provision for loan losses and charged off $25.4 million, net of $200 thousand in recoveries. Of the total chargeoff amount recorded during the quarter ended March 31, 2008, $10.0 million was related to a single commercial loan and $10.9 million were related to three residential construction loans and one land loan.  There has been a general slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of our loan customers are based.  This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on homebuilders and suppliers. As of March 31, 2008, we had $5.80 billion in commercial real estate and construction loans.  Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have an adverse effect on our net income and capital.

We may experience future goodwill impairment.  If our estimates of goodwill fair value change due to changes in our businesses or other factors, we may determine that an impairment charge is necessary.  Estimates of fair value are determined based on a complex model using cash flows and company comparisons.  If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2008. The following summarizes share repurchase activities during the first quarter of 2008:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of Shares
	Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
January 31, 2008	—	$—	—	—
February 29, 2008	—	—	—	—
March 31, 2008	—	—	—	—
Total	—	$—	—	$26.2

(1)	Excludes 35,863 in repurchased shares totaling $1.2 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

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

Dated: May 12, 2008

EAST WEST BANCORP, INC.

	By:	/s/ Thomas J. Tolda
THOMAS J. TOLDA
Executive Vice President and
Chief Financial Officer