Form 10-Q
period 2008-06-30
EAST WEST BANCORP INC
filed 2008-08-08
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 63,468,321 shares of common stock as of July 31, 2008.

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings, operating results, financial condition, and cash flows.  The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements as a result of the effect of interest rate and currency exchange fluctuations; competition in the financial services market for both loans and deposits; our ability to incorporate acquisitions into our operations; the effect of regulatory and legislative action; and regional and general economic conditions.  Such risk and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

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

•                  effect of additional provision for loan losses;

•                  effect of any goodwill impairment;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$424,058	$160,347
Short term investments	880	—
Securities purchased under resale agreements	50,000	150,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,009,573 in 2008 and $1,954,140 in 2007)	1,828,181	1,887,136
Loans receivable, net of allowance for loan losses of $168,413 at June 30, 2008 and $88,407 at December 31, 2007	8,483,124	8,750,921
Investment in Federal Home Loan Bank stock, at cost	90,683	84,976
Investment in Federal Reserve Bank stock, at cost	27,589	21,685
Other real estate owned, net	17,490	1,500
Investment in affordable housing partnerships	43,640	44,206
Premises and equipment, net	62,402	64,943
Due from customers on acceptances	9,538	15,941
Premiums on deposits acquired, net	23,896	28,459
Goodwill	337,574	335,366
Cash surrender value of life insurance policies	90,408	88,658
Accrued interest receivable and other assets	125,938	151,664
Deferred tax assets	169,499	66,410
TOTAL	$11,784,900	$11,852,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,419,183	$1,431,730
Interest-bearing	6,099,819	5,847,184
Total customer deposits	7,519,002	7,278,914

Federal funds purchased	86,149	222,275
Federal Home Loan Bank advances	1,543,389	1,808,419
Securities sold under repurchase agreements	1,000,812	1,001,955
Notes payable	13,533	16,242
Long-term debt	235,570	235,570
Bank acceptances outstanding	9,538	15,941
Accrued interest payable, accrued expenses and other liabilities	104,707	101,073
Total liabilities	10,512,700	10,680,389

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock (par value of $0.001 per share)
Authorized — 5,000,000 shares
Issued and outstanding — 200,000 shares of Series A, convertible preferred stock, in 2008 and none in 2007	—	—
Common stock (par value of $0.001 per share)
Authorized — 200,000,000 shares
Issued — 70,002,157 shares in 2008 and 69,634,811 shares in 2007
Outstanding — 63,438,596 shares in 2008 and 63,137,221 shares in 2007	70	70
Additional paid in capital	855,082	652,297
Retained earnings	623,202	657,183
Treasury stock, at cost — 6,563,561 shares in 2008 and 6,497,590 shares in 2007	(101,029)	(98,925)
Accumulated other comprehensive loss, net of tax	(105,125)	(38,802)
Total stockholders’ equity	1,272,200	1,171,823
TOTAL	$11,784,900	$11,852,212

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$137,997	$158,844	$293,431	$317,007
Investment securities available-for-sale	25,730	23,370	52,780	46,270
Securities purchased under resale agreements	1,264	3,943	3,817	7,729
Investment in Federal Home Loan Bank stock	1,479	668	2,763	1,629
Short-term investments	1,051	117	1,589	217
Investment in Federal Reserve Bank stock	384	272	709	539
Total interest and dividend income	167,905	187,214	355,089	373,391

INTEREST EXPENSE
Customer deposit accounts	43,536	61,124	95,789	120,086
Federal Home Loan Bank advances	17,541	12,514	37,223	27,380
Securities sold under repurchase agreements	11,290	9,018	21,819	17,412
Long-term debt	2,994	3,752	6,717	7,134
Federal funds purchased	368	1,877	1,746	3,847
Total interest expense	75,729	88,285	163,294	175,859

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	92,176	98,929	191,795	197,532
PROVISION FOR LOAN LOSSES	85,000	—	140,000	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,176	98,929	51,795	197,532

NONINTEREST INCOME
Branch fees	4,339	3,404	8,440	6,831
Net gain on sale of investment securities available-for-sale	3,433	918	7,767	2,446
Letters of credit fees and commissions	2,476	2,633	5,153	4,986
Net gain on sale of loans	273	86	2,128	1,024
Ancillary loan fees	984	1,487	2,125	2,767
Income from life insurance policies	1,024	1,058	2,052	2,032
Other operating income	854	1,216	1,631	1,867
Total noninterest income	13,383	10,802	29,296	21,953

NONINTEREST EXPENSE
Compensation and employee benefits	25,790	20,648	49,058	41,430
Occupancy and equipment expense	6,539	6,046	13,547	11,927
Impairment writedown on investment securities	9,945	—	9,945	—
Amortization and impairment writedowns of premiums on deposits acquired	1,827	1,525	4,564	3,057
Amortization of investments in affordable housing partnerships	1,920	1,236	3,635	2,504
Deposit insurance premiums and regulatory assessments	2,321	324	3,513	671
Legal expense	1,135	344	3,035	605
Data processing	1,135	1,070	2,331	2,052
Deposit-related expenses	1,237	1,862	2,185	3,549
Other real estate owned expense (income)	508	(2)	1,397	(1,247)
Impairment writedown on goodwill	586	—	586	—
Other operating expenses	12,657	10,210	24,694	19,689
Total noninterest expense	65,600	43,263	118,490	84,237

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(45,041)	66,468	(37,399)	135,248
(BENEFIT) PROVISION FOR INCOME TAXES	(19,154)	25,978	(16,556)	52,662
NET (LOSS) INCOME	$(25,887)	$40,490	$(20,843)	$82,586

(LOSS) EARNINGS PER SHARE
BASIC	$(0.41)	$0.67	$(0.33)	$1.36
DILUTED	$(0.41)	$0.66	$(0.33)	$1.34

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	62,599	60,381	62,542	60,515
DILUTED	62,599	61,346	62,542	61,523

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2007	$—	$66	$544,469	$525,247	$(40,305)	$(10,087)		$1,019,390
Comprehensive income
Net income for the period				82,586			$82,586	82,586
Net unrealized gain on investment securities available-for-sale						1,549	1,549	1,549
Total comprehensive income							$84,135
Cumulative effect of change in accounting principle pursuant to adoption of FIN 48				(4,628)				(4,628)
Stock compensation costs			3,150					3,150
Tax benefit from stock option exercises			6,071					6,071
Tax benefit from vested restricted stock			184					184
Issuance of 668,392 shares pursuant to various stock plans and agreements		1	5,708					5,709
Cancellation of 54,980 shares due to forfeitures of issued restricted stock			2,013		(2,013)			—
Purchase of 21,747 shares of treasury stock due to the vesting of restricted stock					(795)			(795)
Purchase of 1,175,000 shares of treasury stock pursuant to the Stock Repurchase Program					(45,815)			(45,815)
Dividends paid on common stock				(12,230)				(12,230)
BALANCE, JUNE 30, 2007	$—	$67	$561,595	$590,975	$(88,928)	$(8,538)		$1,055,171

BALANCE, JANUARY 1, 2008	$—	$70	$652,297	$657,183	$(98,925)	$(38,802)		$1,171,823
Comprehensive (loss) income
Net (loss) for the period				(20,843)			$(20,843)	(20,843)
Net unrealized loss on investment securities available-for-sale						(66,323)	(66,323)	(66,323)
Total comprehensive (loss)							$(87,166)
Cumulative effect of change in accounting principle pursuant to adoption of EITF 06-4				(479)				(479)
Stock compensation costs			3,016					3,016
Tax benefit from stock option exercises			141					141
Tax provision from vested restricted stock			(370)					(370)
Issuance of 200,000 shares Series A convertible preferred stock, net of stock issuance costs			194,075					194,075
Issuance of 367,146 shares pursuant to various stock plans and agreements			1,529					1,529
Cancellation of 65,561 shares due to forfeitures of issued restricted stock			2,096		(2,096)			—
Purchase accounting adjustment pursuant to DCB Acquisition			2,298					2,298
Purchase of 410 shares of treasury stock due to the vesting of restricted stock					(8)			(8)
Dividends paid on common stock				(12,659)				(12,659)
BALANCE, JUNE 30, 2008	$—	$70	$855,082	$623,202	$(101,029)	$(105,125)		$1,272,200

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding (loss) gain on securities arising during the period, net of tax benefit (expense) of $48,942 in 2008 and $(2,149) in 2007	$(67,586)	$2,968
Less: Reclassification adjustment for loss (gain) included in net income, net of tax expense (benefit) of $(915) in 2008 and $1,027 in 2007	1,263	(1,419)
Net unrealized (loss) gain on securities, net of tax benefit (expense) of $48,027 in 2008 and $(1,122) in 2007	$(66,323)	$1,549

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(20,843)	$82,586
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,103	8,430
Impairment writedown on goodwill	586	—
Impairment writedown of investment securities	9,945	—
Stock compensation costs	3,016	3,150
Deferred tax (benefit) provision	(49,444)	(5,751)
Provision for loan losses	140,000	—
Net gain on sales of investment securities, loans and other assets	(8,682)	(4,191)
Federal Home Loan Bank stock dividends	(2,362)	(1,962)
Originations of loans held for sale	(34,330)	(21,938)
Proceeds from sale of loans held for sale	34,655	21,939
Tax benefit from stock options exercised	(141)	(6,071)
Tax provision (benefit) from vested restricted stock	370	(184)
Net change in accrued interest receivable and other assets	26,408	(17,952)
Net change in accrued interest payable, accrued expenses and other liabilities	(6,583)	2,823
Total adjustments	123,541	(21,707)
Net cash provided by operating activities	102,698	60,879

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(41,862)	(502,123)
Purchases of:
Short term investments	(880)	(1,537)
Securities purchased under resale agreements	—	(100,000)
Investment securities available-for-sale	(820,430)	(394,758)
Federal Home Loan Bank stock	(9,400)	(8,243)
Federal Reserve Bank stock	(5,904)	(600)
Premises and equipment	(1,742)	(5,340)
Proceeds from sale of:
Investment securities available-for-sale	376,148	206,987
Securities purchased under resale agreements	100,000	—
Loans receivable	146,556	16,057
Real estate owned	9,949	4,130
Premises and equipment	—	1,212
Repayments, maturity and redemption of investment securities available-for-sale	388,627	773,455
Redemption of Federal Home Loan Bank stock	6,054	31,767
Acquisitions, net of cash acquired	(924)	—
Net cash provided by investing activities	146,192	21,007

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	240,091	(87,990)
Net (decrease) increase in federal funds purchased	(136,126)	8,000
Net (decrease) increase in Federal Home Loan Bank advances	(265,000)	28,000
Repayment of securities sold under repurchase agreements	(1,143)	—
Repayment of notes payable on affordable housing investments	(5,709)	(5,041)
Proceeds from issuance of long-term debt	—	20,000
Proceeds from issuance of common stock pursuant to various stock plans and agreements	1,529	5,709
Proceeds from issuance of convertible preferred stock, net of stock issuance costs	194,075	—
Tax benefit from stock options exercised	141	6,071
Tax (provision) benefit from vested restricted stock	(370)	184
Dividends paid on common stock	(12,659)	(12,230)
Purchase of treasury shares pursuant to stock repurchase program and vesting of restricted stock	(8)	(46,610)
Net cash provided by (used in) financing activities	14,821	(83,907)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	263,711	(2,021)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,347	192,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$424,058	$190,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$159,084	$178,728
Income tax payments, net of refunds	36,477	59,803
Noncash investing and financing activities:
Guaranteed mortgage loan securitizations	—	721,787
Affordable housing investment financed through notes payable	3,000	9,613
Equity interests in East West Capital Trusts	—	619
Real estate acquired through foreclosure	26,009	622

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

1.              BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc.  Intercompany transactions and accounts have been eliminated in consolidation.  East West also has nine wholly-owned subsidiaries that are statutory business trusts (the “Trusts”).  In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Certain items in the condensed consolidated statements of operations for the three and six months ended 2008 and 2007 were reclassified to conform to the year-to-date 2008 presentation.  These reclassifications did not affect previously reported net income.  In June 2008, the Company reclassified net gain on sale of other real estate owned (“OREO”) of $1.3 million for the six months ended June 30, 2007, previously included under the caption Noninterest Income to OREO expenses (income), which is a component of Noninterest Expense, in order to present all OREO activity in a single line item.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.  The Company adopted SFAS 157 on a prospective basis.  The adoption of SFAS No. 157 on January 1, 2008 did not have any impact on the Company’s financial condition, results of operations, or cash flows.  The adoption of this standard resulted in additional disclosures which are presented in Note 3 of the Company’s condensed consolidated financial statements presented elsewhere in this report.  In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which  provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008.  This additional guidance is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008.  SFAS 141(R), effective for the Company on January 1, 2009, and applies to all transactions or other events in which the Company obtains control in one or more businesses.  Management will assess each transaction on a case-by-case basis as they occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS 160”).  This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty.  FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation.  If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction.  This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption.  The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows of the Company.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP No. FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Earlier application is not permitted.  The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (“the Hierarchy”).  The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”).  SFAS 162 is effective 60 days following the SEC’s approval of the

Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In June 2008, the FASB issued FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-06-1 requires all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share.  This FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently evaluating the impact that this FSP will have on the Company’s consolidated financial statements.

3.              FAIR VALUE MEASUREMENT

The Company adopted SFAS 157 and SFAS 159, effective January 1, 2008.  SFAS 157 provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale (“AFS”) portfolio, equity swap agreements, derivatives payable mortgage servicing assets and impaired loans.

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

•                  Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.  Level 2 financial instruments typically include U.S. Government and agency mortgage-backed securities, corporate debt securities, equity swap agreements and derivatives payable.

•                  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category typically includes mortgage servicing assets, impaired loans, private label mortgage-backed securities, retained residual interests in securitizations, and pooled trust preferred securities.

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to SFAS 157.  The following table presents financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis.  These assets and liabilities are reported on the condensed consolidated statements of financial condition at their fair values as of June 30, 2008.  As required by SFAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of June 30, 2008
	Fair Value Measurements June 30, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Investment Securities (“AFS”)	$1,828,181	$5,030	$1,215,667	$607,484
Equity Swap Agreements	17,806	—	17,806	—
Derivatives Payable	(17,806)	—	(17,806)	—

	Assets Measured at Fair Value on a Non-Recurring Basis as of June 30, 2008
	Fair Value Measurements June 30, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Mortgage Servicing Assets	$19,391	$—	$—	$19,391
Impaired Loans	157,461	—	—	157,461

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following table provides a reconciliation of the beginning and ending balances for asset categories measured at fair value using significant unobservable inputs (level 3) for the three and six months ended June 30, 2008:

	Investment Securities Available for Sale	Mortgage Servicing Assets	Impaired Loans
	(In Thousands)

Beginning balance, March 31, 2008	$572,371	$20,886	$158,446
Total gains or losses (1)
Included in earnings (realized)	1,097	(1,563)	(39,470)
Included in other comprehensive loss (unrealized) (2)	64,258	—	—
Purchases, issuances, sales, settlements (3)	(30,242)	68	—
Transfers in and/or out of Level 3 (4)	—	—	38,485
Ending balance June 30, 2008	$607,484	$19,391	$157,461
Changes in unrealized losses included in earnings relating to assets and liabilities still held at June 30, 2008 (4)	$(1,574)	$—	$—

	Investment Securities Available for Sale	Mortgage Servicing Assets	Impaired Loans
	(In Thousands)

Beginning balance, January 1, 2008	$700,434	$21,558	$107,544
Total gains or losses (1)
Included in earnings (realized)	3,471	(3,031)	(39,408)
Included in other comprehensive loss (unrealized) (2)	(35,965)	—	—
Purchases, issuances, sales, settlements (3)	(60,456)	864	—
Transfers in and/or out of Level 3 (4)	—	—	89,325
Ending balance June 30, 2008	$607,484	$19,391	$157,461
Changes in unrealized losses included in earnings relating to assets and liabilities still held at June 30, 2008 (4)	$(1,574)	$—	$—

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

The Company’s Level 3 available-for-sale securities include private label mortgage-backed securities, and residual securities that have been retained by the Company in connection with loan securitization activities, as well as pooled trust preferred securities.  The fair values of private label mortgage-backed securities and pooled trust preferred securities are generally based on the average of two quoted market prices obtained from independent external brokers.  The valuation of residual securities is based on a discounted cash flow approach utilizing several assumption factors.  Assumptions related to prepayment speeds, forward yield curves, financial characteristics of the underlying assets, delinquency trends, and other factors are taken into consideration in determining the discount margin on residual securities.  Furthermore, the liquidity of the market for similar securities is also incorporated in the valuation analysis to better determine the fair value of residual securities.

Equity Swap Agreements – The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This deposit product, which has a term of 5 years or 5½ years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”).  The fair value of these equity swap agreements is based on the income approach.  The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  The Company considered the counterparty’s credit risk in determining the valuation. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

Derivatives Payable – The Company’s derivatives payable are recorded in conjunction with the certificate of deposits (“host instrument”) that pays interest based on changes in the HSCEI and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company considered its own credit risk in determining the valuation. The valuation of the derivatives payable falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

Mortgage Servicing Assets (“MSAs”) – The Company records MSAs in conjunction with its loan sale and securitization activities since the servicing of the underlying loans is retained by the Bank.  MSAs are initially measured at fair value using an income approach.  The initial fair value of MSAs is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The valuation for MSAs falls within Level 3 of the fair value hierarchy since there are no quoted prices for MSAs and the significant inputs used to determine fair value are not directly observable.  The valuation of MSAs is determined using a discounted cash flow approach utilizing the appropriate yield curve and several market-derived assumptions including prepayment speeds, servicing cost, delinquency and foreclosure costs and behavior, and float earnings rate, to name a few.  Net cash flows are present valued using a market-derived discount rate.  The resulting fair value is then compared to recently observed bulk market transactions with similar characteristics.  The fair value is adjusted accordingly to be better aligned with current observed market trends and activity.

Impaired Loans – In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell.  Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of June 30, 2008, the impaired loan balance, net of the specific reserve, was $157.5 million.  Impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

4.              STOCK-BASED COMPENSATION

The Company issues stock-based compensation to certain employees, officers and directors under share-based compensation plans.  The Company adopted SFAS No. 123(R), Share-Based Payment on January 1, 2006 using the modified prospective method.  Under this method, the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased or canceled after December 31, 2005 and to awards outstanding on December 31, 2005 for which requisite service has not yet been rendered.  SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition.  Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 to account for its stock based awards.

During the three and six months ended June 30, 2008, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.5 million and $3.0 million, respectively, with related tax benefits of $613 thousand and $1.3 million, respectively.  During the three and six months ended June 30, 2007, total compensation cost recognized in the consolidated statements of income related to stock options and restricted stock awards amounted to $1.7 million and $3.1 million, respectively, with related tax benefits of $698 thousand and $1.3 million, respectively.

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

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at beginning of period	2,099,120	$21.71
Granted	721,499	18.71
Exercised	(49,116)	10.36
Forfeited	(44,364)	33.22
Outstanding at end of period	2,727,139	$20.94	3.84 years	$37
Vested or expected to vest	2,647,620	$20.79	3.77 years	$37
Exercisable at end of period	1,598,087	$17.56	2.31 years	$37

(1) The aggregate intrinsic value excludes shares of 1,051,929 weighted average options outstanding for the six months ended June 30, 2008, respectively, as well as 176,036 weighted average options outstanding for the six months ended June 30, 2007, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term (1)	4 years	4 years	4 years	4 years
Expected volatility (2)	28.9%	23.8%	27.9%	24.1%
Expected dividend yield (3)	1.3%	1.1%	1.2%	1.1%
Risk-free interest rate (4)	3.0%	4.8%	2.6%	4.5%

(1)	The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)	The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3)	The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4)	The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

During the three and six months ended June 30, 2008 and 2007, information related to stock options is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average fair value of stock options granted during the period	$3.59	$9.21	$4.27	$9.27
Total intrinsic value of options exercised (in thousands)	$170	$8,113	$337	$14,439
Total fair value of options vested (in thousands)	$116	$41	$1,222	$662

As of June 30, 2008, total unrecognized compensation cost related to stock options amounted to $5.2 million.  The cost is expected to be recognized over a weighted average period of 3.2 years.

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

A summary of the activity for restricted stock as of June 30, 2008, including changes during the six months then ended, is presented below:

	Shares	Weighted Average Price
Outstanding at beginning of period	683,336	$34.48
Granted	254,102	20.38
Vested	(46,956)	36.32
Forfeited	(65,561)	31.94
Outstanding at end of period	824,921	$30.23

The weighted average fair values of restricted stock awards granted during the six months ended June 30, 2008 and 2007 were $20.38 and $38.71, respectively.

As of June 30, 2008, total unrecognized compensation cost related to restricted stock awards amounted to $15.5 million.  This cost is expected to be recognized over a weighted average period of 3.0 years.

The Company also grants performance restricted stock with a two-year cliff vesting to an executive officer.  The number of shares that the executive will receive under these stock awards will ultimately depend on the Company’s achievement of specified performance targets over the specified performance periods.  At the end of each performance period, the number of stock awards issued will be determined by adjusting upward or downward from the target amount of shares in a range approximately between 25% and 125%.  The final performance percentages on which the payouts will be based, considering performance metrics established for the performance periods, will be determined by the Board of Directors or a committee of the Board.  If the Company performs below its performance targets, the Board or the committee may, at its discretion, choose not to award any shares.  Shares of stock, if any, will be issued following the end of each performance period.  Compensation costs are accrued over the service period and are based on the probable outcome of the performance condition.  The maximum number of shares subject to these stock awards varies for each grant representing a maximum total of 99,767 shares as of June 30, 2008.

5.              INVESTMENTS AVAILABLE FOR SALE

As a result of periodic reviews for impairment in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the Company recorded $9.9 million in other-than-temporary impairment charges on certain available-for-sale securities during the second quarter of 2008.  Of the $9.9 million in total impairment charges, $8.4 million related to certain Fannie Mae and Freddie Mac preferred securities.  These preferred securities are perpetual in nature and, as a result, are treated similar to equity securities for purposes of impairment analysis.  Both Fannie Mae and Freddie Mac preferred securities had investment grade ratings at the time of purchase and they maintained their investment grade status as of June 30, 2008.

The remaining $1.5 million in impairment charges were related to pooled trust preferred securities that were determined to be other than temporarily impaired in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

6.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill amounted to $337.6 million and $335.4 million at June 30, 2008 and December 31, 2007, respectively.  Goodwill is tested for impairment on an annual basis, or more frequently, as events occur or as current circumstances and conditions warrant.  The Company records impairment writedowns as charges to noninterest expense and adjustments to the carrying value of goodwill.  Subsequent reversals of goodwill impairment are prohibited.

During the second quarter of 2008, the banking industry continued to experience volatility and the effect of such volatility unfavorably impacted the market prices of banking stocks, including the Company’s.  As such, the Company has deemed it prudent to perform a goodwill impairment test on an interim basis.  As of June 30, 2008, the Company’s market capitalization based on total outstanding common and preferred shares was $605.9 million and its total stockholders’ equity was $1.27 billion.  As a result, the Company performed an impairment analysis as of June 30, 2008 to determine whether and to what extent, if any, recorded goodwill was impaired.  The valuation analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts.  If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

As a result of this analysis, it was determined that the fair value of the Company’s insurance agency reporting unit, East West Insurance Services, Inc., was less than its carrying value and that goodwill was impaired.  The Company recorded goodwill impairment of $586 thousand as a charge to earnings.  This impairment charge had no effect on the Company’s cash balances or liquidity.  In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected by this non-cash expense.  No assurance can be given that goodwill will not be written down further in future periods.  The Company did not record any goodwill impairment writedowns during the first half of 2007.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed from various acquisitions.  The gross carrying amount of deposit premiums totaled $43.0 million and $46.9 million, respectively, with related accumulated amortization amounting to $18.3 million and $18.5 million, respectively, at June 30, 2008 and December 31, 2007.  During the first quarter of 2008, the Company recorded an $855 thousand impairment writedown on deposit premiums initially recorded for the Desert Community Bank (“DCB”) acquisition due to higher than anticipated runoffs in certain deposit categories.  The Company did not record any impairment writedowns on deposit premiums during 2007.

7.              ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Allowance balance, beginning of period	$117,120	$75,970	$88,407	$78,201
Allowance for unfunded loan commitments and letters of credit	1,136	1,886	232	(189)
Provision for loan losses	85,000	—	140,000	—
Chargeoffs:
Single family real estate	634	—	709	—
Multifamily real estate	436	—	436	—
Commercial and industrial real estate	16,337	—	21,418	—
Construction	15,726	—	24,291	—
Commercial business	1,919	865	13,735	1,045
Automobile	134	—	163	—
Other consumer	23	—	40	11
Total chargeoffs	35,209	865	60,792	1,056

Recoveries:
Single family real estate	2	—	2	—
Commercial and industrial real estate	3	—	6	—
Commercial business	357	289	537	323
Automobile	4	—	21	1
Total recoveries	366	289	566	324
Net chargeoffs	34,843	576	60,226	732
Allowance balance, end of period	$168,413	$77,280	$168,413	$77,280
Average loans outstanding	$8,773,028	$8,097,386	$8,864,142	$8,137,161
Total gross loans outstanding, end of period	$8,656,427	$8,030,111	$8,656,427	$8,030,111
Annualized net chargeoffs to average loans	1.59%	0.03%	1.36%	0.02%
Allowance for loan losses to total gross loans, end of period	1.95%	0.96%	1.95%	0.96%

At June 30, 2008, the allowance for loan losses amounted to $168.4 million, or 1.95% of total loans, compared with $88.4 million, or 1.00% of total loans, at December 31, 2007, and $77.3 million, or 0.96% of total loans, at June 30, 2007.  The increase in the allowance for loan losses is primarily due to the $140.0 million in provisions for loan losses recorded during the first half of 2008.  In comparison, no loss provisions were recorded during the first half of 2007.  In response to the unprecedented downturn in the real estate and housing markets, the Company performed an extensive evaluation of certain sectors of its credit portfolio during the second quarter of 2008 to identify and mitigate potential losses in loan categories that were especially hard hit by current market conditions.  As part of this evaluation process, the Company ordered new appraisals for land and residential construction loans and also engaged the services of an independent third party to make a current assessment as to the financial strength of the borrowers.  The significant increase in loss provisions recorded during the second quarter reflects the findings and results from the Company’s comprehensive loan review efforts.  During the first half of 2008, the Company recorded $60.2 million in net chargeoffs, compared to $732 thousand in net chargeoffs recorded during the first half of 2007.  Moreover, the volume of delinquent and nonperforming loans also increased significantly in 2008 relative to 2007 as a result of the deterioration in the real estate and housing markets.

The Company is currently undergoing a similar evaluation process for other sectors of its loan portfolio to proactively manage potential loss exposures in other loan categories.  Although the Company expects to record additional loss provisions for the remainder of the year due to the challenging market and ongoing decline in the credit markets, the Company anticipates these additional provisions to be at lower levels than those recorded during the first half of 2008.

8.              COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim condensed consolidated financial statements.  As of June 30, 2008 and December 31, 2007, respectively, undisbursed loan commitments amounted to $2.13 billion and $2.72 billion, respectively.  Commercial and standby letters of credit amounted to $602.2 million and $619.9 million as of June 30, 2008 and December 31, 2007, respectively.

Guarantees – From time to time, the Company securitizes loans with recourse in the ordinary course of business.  For loans that have been securitized with recourse, the recourse component is considered a guarantee.  When the Company securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of June 30, 2008, total loans securitized with recourse amounted to $593.9 million and were comprised of $67.2 million in single family loans with full recourse and $526.6 million in multifamily loans with limited recourse.  In comparison, total loans securitized with recourse amounted to $650.2 million at December 31, 2007, comprised of $72.7 million in single family loans with full recourse and $577.5 million in multifamily loans with limited recourse.  The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans.  All of these transactions represent securitizations with Fannie Mae.  The Company’s recourse reserve related to these loan securitizations totaled $1.3 million and $3.0 million as of June 30, 2008 and December 31, 2007, respectively, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from single family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan.  When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of June 30, 2008 and December 31, 2007, the amount of loans sold without recourse totaled $769.0 million and $606.5 million, respectively.  Total loans securitized without recourse amounted to $1.12 billion and $1.19 billion, respectively, at June 30, 2008 and December 31, 2007.  The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2008.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Regulated Investment Company (“RIC”) – On December 31, 2003, the California Franchise Tax Board (“FTB”) announced that it is taking the position that certain tax deductions relating to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003.  East West Securities Company, Inc. (the “Fund”), a RIC formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs.  The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved.  While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the voluntary compliance initiative, or “VCI” offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

Pursuant to the VCI program, the Company filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB.  This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002.  As the Company’s management believes that the tax deductions were appropriate, refund claims were filed for the amounts paid with the amended returns.  These refund claims were reflected as assets in the Company’s consolidated financial statements.  As a result of these actions—amending the Company’s California income tax returns and subsequent related filing of refund claims—the Company retains its potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position.  The Company’s potential exposure to all other penalties, however, has been eliminated through this course of action.

Management has considered this claim as part of its evaluation of the Company’s uncertain tax positions in accordance with the provisions of FIN 48.  Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million in connection with these refund claims.  During the second quarter of 2008, the Company received notification from the FTB that refund claims for tax years 2000 through 2002 have been denied.  Accordingly, the Company has deemed it prudent to write off the remaining $7.1 million tax receivable as a charge against the provision for income taxes during the second quarter of 2008.  The Company will continue to appeal and pursue these claims.

9.              STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share (“EPS”) – The actual number of shares outstanding at June 30, 2008 was 63,438,596.  Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.  In accordance with SFAS No. 128, Earnings Per Share, due to the net loss recorded during the three and six months ended June 30, 2008, incremental shares resulting from the assumed conversion, exercise, or contingent issuance of securities are not included as their effect on earnings or loss per share would be antidilutive.

The following table sets forth (loss) earnings per share calculations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008			2007
	Net (Loss)	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic (loss) earnings per share	$(25,887)	62,599	$(0.41)	$40,490	60,381	$0.67
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—	—	—
Stock options	—	—	—	—	724	(0.01)
Restricted stock	—	—	—	—	195	—
Stock warrants	—	—	—	—	46	—
Diluted (loss) earnings per share	$(25,887)	62,599	$(0.41)	$40,490	61,346	$0.66

	Six Months Ended June 30,
	2008			2007
	Net (Loss)	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except per share data)
Basic (loss) earnings per share	$(20,843)	62,542	$(0.33)	$82,586	60,515	$1.36
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—	—	—
Stock options	—	—	—	—	769	(0.02)
Restricted stock	—	—	—	—	193	—
Stock warrants	—	—	—	—	46	—
Diluted (loss) earnings per share	$(20,843)	62,542	$(0.33)	$82,586	61,523	$1.34

The following outstanding convertible preferred stock, stock options, restricted stock and stock warrants for the three and six months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Convertible preferred stock	9,838	—	4,919	—
Stock options	2,113	26	1,234	176
Restricted stock	58	—	97	—

Convertible Preferred Stock Offering - In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Preferred Stock”).  The Company received net proceeds of approximately $194.1 million after deducting underwriting discounts, commissions and offering expenses.  The holders of the Preferred Stock will have the right at any time to convert each share of Preferred Stock into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares.  This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share.  On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Preferred Stock to be converted into shares of the Company’s common stock.  Dividends on the Preferred Stock, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, commencing on August 1, 2008.  The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings.

Stock Repurchase Program – During 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company’s common stock.  The Company did not repurchase any shares during the six months ended June 30, 2008 in connection with this stock repurchase program.

Quarterly Dividends – The Company’s Board of Directors declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about May 14, 2008 to shareholders of record on April 30, 2008.  Cash dividends totaling $6.3 million and $12.7 million were paid to the Company’s shareholders during the second quarter and first half of 2008, respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.  Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses.  Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics.  Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business.  Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume.  The provision for credit losses is allocated based on actual losses incurred and an allocation of the remaining provision based on new loan origination volume for the period.  The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

During the second quarter of 2008, the Company revised the allocation of certain investment securities and related revenues and expenses previously included in the Treasury segment.  Specifically, investment securities that have resulted from the Company’s in-house securitization activities have been allocated to the operating segments (i.e. retail banking, commercial lending, and residential lending) that initially originated the underlying loans.  Interest income, related premium amortizations and discount accretions, as well as any gains or losses from the sale of these investment securities have also been allocated to the appropriate operating segments.  As a result of these changes, the Company has revised its results for the comparable periods in 2007 to reflect the current allocation methodology between the treasury segment and the other operating segments.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$51,316	$81,067	$17,078	$17,597	$847	$167,905
Charge for funds used	(23,206)	(36,189)	(31,414)	(8,294)	—	(99,103)
Interest spread on funds used	28,110	44,878	(14,336)	9,303	847	68,802
Interest expense	(32,681)	(5,668)	(37,380)	—	—	(75,729)
Credit on funds provided	49,219	7,933	41,951	—	—	99,103
Interest spread on funds provided	16,538	2,265	4,571	—	—	23,374
Net interest income (expense)	$44,648	$47,143	$(9,765)	$9,303	$847	$92,176

Depreciation, amortization and accretion	$3,929	$205	$(1,592)	$(118)	$2,399	$4,823
Goodwill	269,841	16,865	—	50,595	273	337,574
Segment pretax profit (loss)	35	(27,609)	(21,975)	5,970	(1,462)	(45,041)
Segment assets	3,481,179	5,126,660	1,462,164	1,086,918	627,979	11,784,900

	Three Months Ended June 30, 2007
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$67,507	$82,937	$14,750	$20,653	$1,367	$187,214
Charge for funds used	(47,092)	(56,711)	(17,670)	(15,047)	—	(136,520)
Interest spread on funds used	20,415	26,226	(2,920)	5,606	1,367	50,694
Interest expense	(40,955)	(9,004)	(38,326)	—	—	(88,285)
Credit on funds provided	74,471	14,426	47,623	—	—	136,520
Interest spread on funds provided	33,516	5,422	9,297	—	—	48,235
Net interest income	$53,931	$31,648	$6,377	$5,606	$1,367	$98,929

Depreciation, amortization and accretion	$2,551	$136	$(99)	$(51)	$1,254	$3,791
Goodwill	181,910	12,127	—	48,509	1,717	244,263
Segment pretax profit (loss)	35,476	28,154	6,498	5,028	(8,688)	66,468
Segment assets	3,716,324	4,296,370	959,965	1,343,389	513,309	10,829,357

	Six Months Ended June 30, 2008
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$108,174	$174,117	$34,186	$36,785	$1,827	$355,089
Charge for funds used	(56,261)	(87,985)	(41,276)	(20,208)	—	(205,730)
Interest spread on funds used	51,913	86,132	(7,090)	16,577	1,827	149,359
Interest expense	(72,459)	(11,988)	(78,847)	—	—	(163,294)
Credit on funds provided	110,378	17,024	78,328	—	—	205,730
Interest spread on funds provided	37,919	5,036	(519)	—	—	42,436
Net interest income (expense)	$89,832	$91,168	$(7,609)	$16,577	$1,827	$191,795

Depreciation, amortization and accretion	$7,088	$422	$(1,978)	$(18)	$4,589	$10,103
Goodwill	269,841	16,865	—	50,595	273	337,574
Segment pretax (loss) profit	(6,891)	(19,104)	(20,380)	12,733	(3,757)	(37,399)
Segment assets	3,481,179	5,126,660	1,462,164	1,086,918	627,979	11,784,900

	Six Months Ended June 30, 2007
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$133,755	$162,085	$32,899	$41,830	$2,822	$373,391
Charge for funds used	(93,203)	(110,955)	(36,910)	(30,040)	—	(271,108)
Interest spread on funds used	40,552	51,130	(4,011)	11,790	2,822	102,283
Interest expense	(80,042)	(17,102)	(78,715)	—	—	(175,859)
Credit on funds provided	148,242	27,884	94,982	—	—	271,108
Interest spread on funds provided	68,200	10,782	16,267	—	—	95,249
Net interest income	$108,752	$61,912	$12,256	$11,790	$2,822	$197,532

Depreciation, amortization and accretion	$4,956	$351	$(949)	$(8)	$2,238	$6,588
Goodwill	181,910	12,127	—	48,509	1,717	244,263
Segment pretax profit (loss)	74,786	55,670	12,307	11,100	(18,615)	135,248
Segment assets	3,716,324	4,296,370	959,965	1,343,389	513,309	10,829,357

11.       SUBSEQUENT EVENTS

On July 17, 2008, the Company announced that its Board of Directors has authorized dividends on its 8% non-cumulative perpetual convertible preferred stock, Series A.  A regular quarterly cash dividend of $20.00 per share on the preferred stock is payable on August 1, 2008 to shareholders of record as of July 15, 2008.

On July 22, 2008, the Company announced that its Board of Directors declared a quarterly common stock cash dividend of $0.10 per share for the third quarter of 2008.  The dividend will be payable on or about August 19, 2008 to shareholders of record on August 6, 2008.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes.  We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of June 30, 2008.

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

Overview

During the second quarter of 2008, we continued to manage adversities posed by the downturn of the real estate housing market and volatility in the overall banking industry.  In response to the challenging economic environment, we undertook several initiatives during the second quarter of 2008 to further strengthen our balance sheet by increasing capital, liquidity and our allowance for loan losses.

As previously reported, we raised $194.1 million in additional capital, net of underwriting discounts, commissions and offering expenses, during April 2008 through the issuance of 200,000 shares of non-cumulative, perpetual convertible preferred stock.  The proceeds from this offering were used to reduce our borrowings, enhance our liquidity position, and boost our already strong capital levels.  As of June 30, 2008, our total risk-based capital ratio is 13.01% or $317.4 million more than the 10.00% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 11.04% and our Tier 1 leverage ratio of 10.01% as of June 30, 2008 exceeded the regulatory guidelines for well-capitalized banks.  In July 2008, the Board of Directors approved the payment of dividends on both our common and preferred stock which affirms our financial strength and our solid commitment to our shareholders.

In addition to strengthening our capital position, the convertible preferred stock offering completed in April 2008 also augmented our overall liquidity position.  As of June 30, 2008, we have $424.0 million in cash and cash equivalents and approximately $1.29 billion in excess borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“FRB”) and federal funds facilities with several financial institutions.  Despite volatile and challenging market conditions, we experienced a 3% or $240.1 million deposit growth during the first half of 2008, with total deposits increasing to $7.52 billion as of June 30, 2008, compared with $7.28 billion as of December 31, 2007.  We believe that our liquidity position is strong and is more than sufficient to meet our operating expenses, borrowing needs and other obligations.

During the second quarter of 2008, we performed a comprehensive review of our loan portfolio to identify existing and potential weaknesses.  As part of this extensive review process, we ordered new appraisals for our land and residential construction loans to quantify our potential loss exposures in these sectors of our credit portfolio that are especially impacted by the downturn in the real estate market.  Additionally, we also engaged the services of a third party to make a current assessment of the financial strength of these borrowers.  As a consequence of this comprehensive review process, we sustained higher chargeoff levels and recorded higher loss provisions during the second quarter of 2008.  Specifically, net chargeoffs totaled $34.8 million during the second quarter of 2008, representing an annualized 1.59% of average loans for the quarter.  This compares with $576 thousand in net chargeoffs, or an annualized 0.03% of average loans, during the same quarter in 2007.  Approximately 91%, or $32.1 million, of the $35.2 million in gross chargeoffs during the second quarter of 2008 were related to land and residential construction loans.

Total nonperforming assets also increased to $193.1 million, or 1.64% of total assets at June 30, 2008, compared with $74.5 million or 0.63% of total assets at March 31, 2008, and $67.5 million or 0.57% of total assets at December 31, 2007.  Nonperforming assets as of June 30, 2008 is comprised of nonaccrual loans totaling $170.9 million, other real estate owned (“OREO”) totaling $17.5 million and loans modified or restructured amounting to $4.7 million.  The increase in nonperforming assets is primarily due to a considerable increase in nonaccrual loans resulting from our comprehensive loan review.  Included in nonaccrual loans as of June 30, 2008 are twenty loans totaling $40.4 million which were not 90 days past as of June 30, 2008, but have been proactively classified as nonaccrual due to concerns surrounding collateral values and future collectibility.  As a result of our extensive loan review measures as well as our higher chargeoff and nonperforming asset levels, we recorded $85.0 million in loan loss provisions during the second quarter of 2008, increasing our allowance for loan losses to $168.4 million, or 1.95% of total gross loans as of June 30, 2008.  This compares to $88.4 million, or 1.00% of outstanding total loans at December 31, 2007.

Due to the substantial increase in loss provisions recorded during the second quarter of 2008, we reported a quarterly net loss for the first time in nearly three decades.  Total net loss amounted to $25.9 million, or $(0.41) per basic and diluted share, for the second quarter of 2008.  This compares with $40.5 million, or $0.67 per basic share and $0.66 per diluted share, reported during the second quarter of 2007.  The annualized return on average assets during the second quarter of 2008 was (0.88%), compared with 1.52% for the same quarter in 2007.  The annualized return on average equity was (8.48%) during the second quarter of 2008, compared to 15.53% during the same period in 2007.

The $25.9 million net loss reported for the second quarter of 2008 reflects several charges to income that fall outside the Company’s normal operating activities.  In addition to the significant loss provisions totaling $85.0 million recorded during the second quarter of 2008, we recorded $9.9 million in other-than-temporary impairment (“OTTI”) on certain investment securities.  Of the total OTTI amount recorded during the second quarter of 2008, $8.4 million was related to certain Fannie Mae and Freddie Mac preferred stock and the remaining $1.5 million was related to certain pooled trust preferred securities.  Moreover, we also deemed it appropriate to write off the remaining $7.1 million tax receivable related to our dissolved registered investment company, East West Securities Company, Inc.  During the second quarter of 2008, the California Franchise Tax Board denied our tax refund claim related to the RIC prompting our decision to write off the remaining $7.1 million tax receivable from our balance sheet.  Management will continue to appeal and pursue this refund claim in the legal system.  Excluding the collective impact of these items, our core pre-tax operating income remained solid and amounted to $49.9 million for the second quarter of 2008.

Net interest income decreased to $92.2 million during the quarter ended June 30, 2008, compared with $98.9 million during the same quarter in 2007.  Our net interest margin decreased 64 basis points to 3.33% during the second quarter of 2008.  This compares with 3.97% during the same period in 2007 and 3.63% during the first quarter 2008.  Relative to the second quarter of 2007 and the first quarter of 2008, our net interest margin during the quarter ended June 30, 2008 was adversely impacted by the sharp decline in interest rates prompted by several recent consecutive Federal Reserve rate cuts, the reversal of interest from nonaccrual loans, and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.  We anticipate net interest margin pressures to continue throughout the remainder of 2008 and we estimate our net margin to be in the range of 3.28% to 3.32% for the full year of 2008.

Total noninterest income increased 24% to $13.4 million during the second quarter of 2008, compared with $10.8 million for the corresponding quarter in 2007.  This increase is attributable primarily to higher net gain on sales of investment securities and higher branch-related fee income, partially offset by lower ancillary loan fees.  Core noninterest income, excluding the impact of gains on sales of investment securities, loans and other assets, remained stable at $9.6 million, decreasing only 2% from the same period last year.

Total noninterest expense increased 52% to $65.6 million during the second quarter of 2008, compared with $43.3 million for the same period in 2007.  Excluding the impact of the $9.9 million in OTTI writedowns on investment securities, the rise in total operating expenses can be attributed predominantly to $3.8 million in higher compensation expenses that are directly correlated to reduced  deferred loan origination costs, $3.2 million in increased credit-related cycle costs including legal, appraisal, consulting, and OREO expenses, $3.0 million in compensation, occupancy and other operating expenses related to the acquisition of Desert Community Bank (“DCB”) consummated in August 2007, and $2.0 million in higher deposit insurance premiums and regulatory assessments.  Our efficiency ratio, which represents noninterest expense (excluding amortization and impairment writedowns on intangible assets, impairment writedowns on investment securities, and amortization of investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, increased to 48.62% during the second quarter of 2008 compared with 36.91% for the same period in 2007.  We anticipate noninterest expense for the remainder of 2008 to trend down from the first half of the year as we continue to monitor all expenditures.

Total consolidated assets at June 30, 2008 decreased marginally to $11.78 billion, compared with $11.85 billion at December 31, 2007.  The net decrease in total consolidated assets is primarily comprised of decreases in net loans of $267.8 million, securities purchased under resale agreements of $100.0 million and available-for-sale investment securities of $59.0 million, partially offset by increases in cash and cash equivalents of $263.7 million, deferred tax assets of $103.1 million and OREO, net of $16.0 million.  Total liabilities decreased 2% to $10.51 billion as of June 30, 2008, compared to $10.68 billion as of December 31, 2007.  The net decrease in liabilities is primarily due to decreases in FHLB advances of $265.0 million and federal funds purchased of $136.1 million, partially offset by an increase in total deposits of $240.1 million.

Total average assets increased 10% to $11.77 billion during the second quarter of 2008, compared to $10.65 billion for the same quarter in 2007, due primarily to growth in average loans and available-for-sale securities.  Total average loans grew 8% to $8.77 billion during the quarter ended June 30, 2008, with double-digit increases in all major loan sectors, except for multifamily real estate loans due to $390.6 million in multifamily loan securitizations since the second quarter of 2007.  Total average investment securities increased 22% to $1.99 billion during the quarter ended June 30, 2008 primarily due to $458.4 million in both single family and multifamily loan securitizations since the second quarter of 2007.  Total average deposits rose 5% during the second quarter of 2008 to $7.50 billion, compared to $7.17 billion for the same quarter in 2007.  Except for money market deposits and time deposits less than $100 thousand, all average deposit categories grew during the second quarter of 2008, with the largest dollar impact coming from time deposits $100 thousand or greater, noninterest bearing demand deposits, and savings accounts.

As of June 30, 2008, the Company’s market capitalization based on total outstanding common and preferred shares was $605.9 million compared to total stockholders’ equity of $1.27 billion.  As a result, management updated its valuation analysis to determine whether and to what extent our goodwill asset was impaired.  As a result of this updated analysis, we recorded a $586 thousand goodwill impairment charge related to East West Insurance Services, Inc.  This impairment writedown had no effect on our cash balances, liquidity or regulatory capital ratios.

Results of Operations

We reported a net loss for the second quarter 2008 of $25.9 million, or $(0.41) per basic and diluted share, compared with net income of $40.5 million, representing $0.67 per basic and $0.66 per diluted share, reported during the second quarter of 2007.  During the second quarter of 2008, our operating results were significantly impacted by the $85.0 million in provision for loan losses recorded during the period.  In comparison, we did not record any provision for loan losses during the same period in 2007.  Our annualized return on average total assets decreased to (0.88%) for the quarter ended June 30, 2008, compared to 1.52% for the same period in 2007.  The annualized return on average stockholders’ equity decreased to (8.48%) for the second quarter of 2008, compared with 15.53% for the second quarter of 2007.

We incurred a net loss for the six months ended June 30, 2008 of $20.8 million, or $(0.33) per basic and diluted share, compared with net income of $82.6 million, or $1.36 per basic and $1.34 per diluted share, reported during the corresponding period in 2007.  The net loss reported during the first half of 2008 was primarily due to the $140.0 million in loan loss provisions recorded during the first half of 2008.  In comparison, we did not record any provision for loan losses during the same period in 2007.  Our annualized return on average total assets decreased to (0.35%) for the six months ended June 30, 2008, compared to 1.54% for the same period in 2007.  The annualized return on average stockholders’ equity decreased to (3.51%) for the first half of 2008, compared with 16.00% for the same period in 2007.

Components of Net (Loss) Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net interest income	$92.2	$98.9	$191.8	$197.5
Provision for loan losses	(85.0)	—	(140.0)	—
Noninterest income	13.4	10.8	29.3	22.0
Noninterest expense	(65.6)	(43.2)	(118.5)	(84.2)
Benefit (provision) for income taxes	19.1	(26.0)	16.6	(52.7)
Net (loss) income	$(25.9)	$40.5	$(20.8)	$82.6

Annualized return on average total assets	(0.88)%	1.52%	(0.35)%	1.54%
Annualized return on average stockholders’ equity	(8.48)%	15.53%	(3.51)%	16.00%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.  Net interest income for the second quarter of 2008 totaled $92.2 million, a 7% decrease over net interest income of $98.9 million recorded for the same period in 2007.  For the first half of 2008, net interest income decreased 3% to $191.8 million, compared to $197.5 million for the first half of 2007.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 64 basis points to 3.33% during the second quarter of 2008, compared with 3.97% during the second quarter of 2007.  Similarly, the net interest margin for the first half of 2008 decreased 48 basis points to 3.48%, compared with 3.96% during the same period in 2007.  The decline in the net interest margin for both periods reflects the steep decrease in the federal funds target rate, a notable increase in the overall level of nonaccrual loans, and the reinvestment of net loan payoffs in lower yielding investment securities and short-term investments.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments (2)	$194,206	$1,051	2.17%	$7,151	$117	6.56%
Securities purchased under resale agreements (3)	50,000	1,264	10.14%	195,055	3,943	8.11%
Investment securities available-for-sale (4) (5)
Taxable	1,931,648	24,869	5.16%	1,607,571	22,939	5.72%
Tax-exempt (6)	58,614	1,185	8.09%	27,220	595	8.74%
Loans receivable (4) (7)	8,773,028	137,997	6.31%	8,097,386	158,844	7.87%
FHLB and FRB stock	117,608	1,863	6.35%	74,967	940	5.03%
Total interest-earning assets	11,125,104	168,229	6.07%	10,009,350	187,378	7.51%

Noninterest-earning assets:
Cash and due from banks	123,646			143,474
Allowance for loan losses	(136,109)			(76,102)
Other assets	658,495			577,056
Total assets	$11,771,136			$10,653,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$412,422	$681	0.66%	$407,669	$1,617	1.59%
Money market accounts	1,103,522	6,118	2.22%	1,328,806	13,982	4.22%
Savings deposits	468,541	958	0.82%	350,208	589	0.67%
Time deposits less than $100,000	964,196	7,560	3.14%	975,979	9,330	3.83%
Time deposits $100,000 or greater	3,148,739	28,219	3.59%	2,846,255	35,606	5.02%
Fed funds purchased	93,125	368	1.59%	139,755	1,877	5.39%
FHLB Advances	1,579,062	17,541	4.46%	982,837	12,514	5.11%
Securities sold under repurchase agreements	1,000,797	11,290	4.52%	975,000	9,018	3.71%
Long-term debt	235,570	2,994	5.10%	204,642	3,752	7.35%
Total interest-bearing liabilities	9,005,974	75,729	3.37%	8,211,151	88,285	4.31%

Noninterest-bearing liabilities:
Demand deposits	1,405,040			1,265,108
Other liabilities	138,837			134,507
Stockholders’ equity	1,221,285			1,043,012
Total liabilities and stockholders’ equity	$11,771,136			$10,653,778
Interest rate spread			2.70%			3.20%
Net interest income and net margin (6)		$92,500	3.33%		$99,093	3.97%

(1) Annualized.
(2) Includes short-term securities purchased under resale agreements.
(3) The terms for the purchase of securities under resale agreements range from ten to fifteen years.
(4) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(1.8)
million and $(220) thousand for the three months ended June 30, 2008, and 2007, respectively. Also includes the amortization of deferred loan fees totaling $834 thousand and $1.4 million for the three months ended June 30, 2008 and 2007, respectively.
(5) Average balances exclude unrealized gains or losses on available for sales securities.

(6) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $861 thousand and 5.88% for three months ended June 30, 2008, respectively. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $431 thousand and 6.33% for the three months ended June 30, 2007, respectively.

(7) Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense and the average yields and rates by asset and liability component for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments (2)	$135,373	$1,589	2.35%	$7,429	$217	5.89%
Securities purchased under resale agreements (3)	57,143	3,817	13.40%	195,313	7,729	7.98%
Investment securities available-for-sale (4) (5)
Taxable	1,851,596	50,873	5.51%	1,623,905	45,718	5.68%
Tax-exempt (6)	63,046	2,626	8.33%	18,069	760	8.41%
Loans receivable (4) (7)	8,864,142	293,431	6.64%	8,137,161	317,007	7.86%
FHLB and FRB stock	116,627	3,472	5.97%	80,677	2,168	5.42%
Total interest-earning assets	11,087,927	355,808	6.44%	10,062,554	373,599	7.49%

Noninterest-earning assets:
Cash and due from banks	137,057			145,483
Allowance for loan losses	(113,098)			(77,140)
Other assets	668,126			575,214
Total assets	$11,780,012			$10,706,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$407,631	$2,048	1.01%	$411,692	$3,339	1.64%
Money market accounts	1,099,111	14,582	2.66%	1,322,191	27,557	4.20%
Savings deposits	469,989	2,412	1.03%	357,360	1,213	0.68%
Time deposits less than $100,000	951,241	16,401	3.46%	983,705	18,881	3.87%
Time deposits $100,000 or greater	3,088,157	60,346	3.92%	2,803,930	69,096	4.97%
Fed funds purchased	129,405	1,746	2.71%	143,947	3,847	5.39%
FHLB Advances	1,663,188	37,223	4.49%	1,087,453	27,380	5.08%
Securities sold under repurchase agreements	1,000,991	21,819	4.37%	975,000	17,412	3.60%
Long-term debt	235,570	6,717	5.72%	194,617	7,134	7.39%
Total interest-bearing liabilities	9,045,283	163,294	3.62%	8,279,895	175,859	4.28%

Noninterest-bearing liabilities:
Demand deposits	1,399,920			1,254,959
Other liabilities	145,586			138,845
Stockholders’ equity	1,189,223			1,032,412
Total liabilities and stockholders’ equity	$11,780,012			$10,706,111
Interest rate spread			2.82%			3.21%
Net interest income and net margin (6)		$192,514	3.48%		$197,740	3.96%

(1) Annualized.
(2) Includes short-term securities purchased under resale agreements.
(3) The terms for the purchase of securities under resale agreements range from ten to fifteen years.
(4) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(2.1) million and $(1.1) million for the six months ended June 30, 2008, and 2007, respectively. Also includes the amortization of deferred loan fees totaling $1.8 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively.
(5) Average balances exclude unrealized gains or losses on available for sales securities.

(6) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.9 million and 6.05% for the six months ended June 30, 2008, respectively. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $552 thousand and 6.11% for the six months ended June 30, 2007, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 vs. 2007			2008 vs. 2007
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)			(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$934	$1,063	$(129)	$1,372	$1,577	$(205)
Securities purchased under resale agreements	(2,679)	(3,482)	803	(3,912)	(7,375)	3,463
Investment securities available-for-sale
Taxable	1,930	4,320	(2,390)	5,155	6,278	(1,123)
Tax-exempt (2)	590	638	(48)	1,866	1,873	(7)
Loans receivable	(20,847)	12,476	(33,323)	(23,576)	26,735	(50,311)
FHLB and FRB stock	923	631	292	1,304	1,050	254
Total interest and dividend income	$(19,149)	$15,646	$(34,795)	$(17,791)	$30,138	$(47,929)

INTEREST-BEARING LIABILITIES
Checking accounts	$(936)	$19	$(955)	$(1,291)	$(33)	$(1,258)
Money market accounts	(7,864)	(2,075)	(5,789)	(12,975)	(4,114)	(8,861)
Savings deposits	369	225	144	1,199	457	742
Time deposits less than $100,000	(1,770)	(111)	(1,659)	(2,480)	(608)	(1,872)
Time deposits $100,000 or greater	(7,387)	3,491	(10,878)	(8,750)	6,527	(15,277)
Federal funds purchased	(1,509)	(484)	(1,025)	(2,101)	(356)	(1,745)
FHLB advances	5,027	6,791	(1,764)	9,843	13,165	(3,322)
Securities sold under resale agreements	2,272	244	2,028	4,407	475	3,932
Long-term debt	(758)	510	(1,268)	(417)	1,339	(1,756)
Total interest expense	(12,556)	8,610	(21,166)	(12,565)	16,852	(29,417)
CHANGE IN NET INTEREST INCOME	$(6,593)	$7,036	$(13,629)	$(5,226)	$13,286	$(18,512)

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.  Total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $430 thousand, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $463 thousand and $(33) thousand for the three months ended June 30, 2008, respectively. Total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.4 million, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.4 million and $(6) thousand for the six months ended June 30, 2008, respectively.

Provision for Loan Losses

We recorded $85.0 million and $140.0 million in provisions for loan losses during the second quarter and first half of 2008, respectively.  In comparison, no loss provisions were recorded during the first two quarters of 2007.  The significant increase in loss provisions recorded during the first half of 2008 reflects our increased chargeoff levels as well as our higher volume of classified and nonperforming loans caused by the challenging conditions in the real estate housing market, further disruptions in the financial markets, as well as mounting recessionary pressures in the overall economic environment.  During the second quarter of 2008, we performed a comprehensive review to assess the potential loss exposure in our land and residential construction loan portfolios.  This extensive review entailed obtaining new appraisals and making a current assessment of the financial strength of our borrowers.  We are also aggressively monitoring delinquencies and proactively reviewing the credit risk exposure in various other sectors of our loan portfolio to minimize and mitigate potential losses.

Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended		Six Months Ended
	June, 30		June, 30
	2008	2007	2008	2007
	(In millions)		(In millions)
Branch fees	$4.34	$3.40	$8.44	$6.83
Net gain on sale of investment securities available-for-sale	3.43	0.92	7.77	2.45
Letters of credit fees and commissions	2.48	2.63	5.15	4.99
Net gain on sale of loans	0.27	0.09	2.13	1.02
Ancillary loan fees	0.98	1.49	2.13	2.77
Income from life insurance policies	1.02	1.06	2.05	2.03
Other operating income	0.86	1.21	1.63	1.86
Total	$13.38	$10.80	$29.30	$21.95

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  net gain on sale of investment securities available-for-sale, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, net gain on sale of loans, ancillary fees on loans, income from life insurance policies, and other noninterest-related revenues.

Noninterest income increased 24% to $13.4 million during the three months ended June 30, 2008 from $10.8 million for the same quarter in 2007.  For the first half of 2008, noninterest income increased 33% to $29.3 million, compared to $22.0 million for the first half of 2007.  The increase in noninterest income for both periods in 2008 is primarily attributable to higher net gain on sales of available-for-sale securities, higher branch-related fee income, and higher net gain on sales of loans.

Net gain on sales of investment securities available-for-sale increased to $3.4 million during the second quarter of 2008, compared to $918 thousand during the same quarter in 2007.  During the first six months of 2008, net gain on sales of available-for-sale securities grew 218% to $7.8 million, from $2.4 million during the same period in 2007.  The proceeds from the sale of investment securities during the second quarter and first half of 2008 provided additional liquidity to purchase additional investment securities, pay down our borrowings and to sustain our loan production activity.

Branch fees, which represent revenues derived from branch operations, increased 27% to $4.3 million in the second quarter of 2008 from $3.4 million for the same quarter in 2007.  Similarly, branch fee income for the first six months of 2008 increased 24% to $8.4 million, compared to $6.8 million in the same prior year period.  The increase in branch-related fees for both periods in 2008 can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

Net gain on sales of loans consists of revenues earned from the sale of loans through our secondary market activities and bulk loan sale transactions.  During the second quarter of 2008, net gain on sales of loans increased 217% to $273 thousand, compared to $86 thousand during the same quarter in 2007.  During the first half of 2008, net gain on sale of loans increased 108% to $2.1 million, compared to $1.0 million during the same period in 2007.  The increase in net gain on sales of loans for both periods in 2008 is primarily due to bulk sales of commercial real estate loans to various third parties.  Prior to 2008, we have previously not sold commercial real estate loans in bulk sale transactions.  As part of our efforts to deleverage our balance sheet, we plan to sell more commercial real estate loans when presented with attractive pricing opportunities.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income.  Ancillary loan fees decreased 34% to $984 thousand during the second quarter of 2008, compared to $1.5 million recorded during the same period in 2007.  For the first half of 2008, ancillary loan fees decreased 23% to $2.1 million, compared to $2.8 million for the first half of 2007.  The decrease in ancillary loan fees for both periods in 2008 is primarily due to $800 thousand in impairment writedowns on mortgage servicing assets recorded during the second quarter of 2008.  The decrease in MSA values during 2008 resulted from the recent decline in interest rates as well as increased borrower refinancing and prepayment activity on mortgage loans.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, decreased 30% to $854 thousand during the second quarter of 2008, from $1.2 million recorded during the same quarter of 2007.  For the first six months of 2008, other noninterest income decreased 13% to $1.6 million, compared to $1.9 million for the first six months of 2007.  The decrease in other noninterest income for both periods is primarily due to lower insurance commissions and insurance-related revenues earned in 2008 relative to 2007.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Compensation and employee benefits	$25.79	$20.65	$49.06	$41.43
Occupancy and equipment expense	6.54	6.05	13.55	11.93
Impairment writedown on investment securities	9.95	—	9.95	—
Amortization and impairment writedowns of premiums on deposits acquired	1.83	1.53	4.56	3.06
Amortization of investments in affordable housing partnerships	1.92	1.24	3.64	2.50
Deposit insurance premiums and regulatory assessments	2.32	0.32	3.51	0.67
Legal expense	1.14	0.34	3.04	0.61
Data processing	1.14	1.07	2.33	2.05
Deposit-related expenses	1.24	1.86	2.19	3.55
Other real estate owned expense (income)	0.51	—	1.40	(1.25)
Impairment writedown on goodwill	0.59	—	0.59	—
Other operating expenses	12.63	10.20	24.67	19.69
Total	$65.60	$43.26	$118.49	$84.24

Efficiency Ratio (1)	49%	37%	45%	36%

(1)  Represents noninterest expense (exluding the amortization of intangibles, amortization and impairment writedowns of premiums on deposits acquired, impairment writedown on goodwill and investment securities, and amortization of investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 52% to $65.6 million during the second quarter of 2008, from $43.3 million for the same quarter in 2007.  For the first half of 2008, noninterest expense increased 41% to $118.5 million, compared with $84.2 million during the same period in 2007.

Compensation and employee benefits increased 25% to $25.8 million during the second quarter of 2008, compared to $20.6 million for the same quarter in 2007.  For the first half of 2008, compensation and employee benefits increased 18% to $49.1 million, compared with $41.4 million for the first half of 2007.  The increase in compensation and employee benefit expenses for both periods in 2008 is primarily due to a decrease in deferred loan origination costs during 2008 which are recorded as a reduction to compensation expense.  The decrease in deferred loan origination costs is directly correlated to the notable decrease in our loan origination volume during 2008 relative to 2007 as a result of current market conditions.  Additionally, compensation and employee benefits also increased due to higher staffing levels related to the acquisition of DCB in August 2007.

Occupancy and equipment expenses increased 8% to $6.5 million during the quarter ended June 30, 2008, compared with $6.0 million during the same period in 2007.  For the first half of 2008, occupancy and equipment expenses totaled $13.5 million, a 14% increase from $11.9 million incurred during the first half of 2007.  The increase in occupancy and equipment expenses during both periods in 2008 can be attributed primarily to the nine branch locations acquired from DCB in August 2007 as well as several new leases related to new branch locations that we entered into during the past year to accommodate our continuing growth and expansion.

During the second quarter of 2008, we recorded $9.9 million in OTTI writedowns on our available-for-sale securities portfolio.  Of the $9.9 million total impairment charge, $8.4 million related to certain Fannie Mae and Freddie Mac preferred securities with the remaining $1.5 million related to certain pooled trust preferred securities.  There were no OTTI charges recorded during the first half of 2007.  Also see Note 5 to the Condensed Consolidated Financial Statements presented elsewhere in this report.

Amortization expense and impairment writedowns of premiums on deposits acquired increased 20% to $1.8 million during the quarter ended June 30, 2008, compared with $1.5 million during the same period in 2007.  For the first half of 2008, amortization expense and impairment writedowns of premiums on deposits totaled $4.6 million, compared with $3.1 million incurred during the same period in 2007.  The increase in amortization expense is primarily due to additional deposit premiums of $14.9 million recorded in connection with the acquisition of DCB in August 2007.  We also recorded an $855 thousand impairment writedown on deposit premiums initially recorded for the DCB acquisition due to higher than anticipated runoffs in certain deposit categories.

Amortization of investments in affordable housing partnerships increased 55% to $1.9 million during the quarter ended June 30, 2008, compared with $1.2 million during the same period in 2007.  For the first half of 2008, amortization of investments in affordable housing partnerships increased 45% to $3.6 million compared to $2.5 million for the first half of 2007.  The increase in amortization expense is primarily due to additional purchases of investments in affordable housing partnerships since the second quarter of 2007.

Deposit insurance premiums and regulatory assessments increased 616% to $2.3 million during the quarter ended June 30, 2008, compared with $324 thousand during the same period in 2007.  For the first half of 2008, deposit insurance premiums and regulatory assessments increased 424% to $3.5 million compare to $671 thousand for the same period in 2007.  Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank was eligible to share in a one-time assessment credit pool of approximately $4.7 billion.  The Bank’s pro rata share of this one-time assessment credit was approximately $3.4 million, of which $2.8 million was applied to reduce deposit insurance assessments in 2007.  The remaining credit of $628 thousand was applied in full during the first quarter of 2008.  Since this one-time assessment credit has been fully utilized, we anticipate deposit insurance premiums and regulatory assessments to increase during the remainder of 2008.

Legal expenses increased to $1.1 million for the second quarter of 2008, compared to $344 thousand during the same period in 2007.  For the first half of 2008, legal expenses increased to $3.0 million, compared to $605 thousand during the same period in 2007.  The increase in legal expenses for both periods in 2008 is primarily due to attorney fees and other legal costs incurred in defending one claim which resulted in a favorable outcome for the Bank in April 2008.

Deposit-related expenses decreased 34% to $1.2 million during the second quarter of 2008, compared to $1.9 million for the same quarter last year.  For the first half of 2008, deposit-related expenses decreased 38% to $2.2 million from $3.5 million for the first half of 2007.  Deposit-related expenses represent various business expenses paid by the Bank on behalf of its commercial account customers.  The decrease in deposit-related expenses can be correlated to the decline in the volume of title and escrow deposit balances during the second quarter and first half of 2008 relative to the same periods in 2007.  This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

Net OREO expenses increased to $508 thousand during the second quarter of 2008, compared to a net OREO income of $2 thousand for the second quarter of 2007.  For the first half of 2008, net OREO expenses increased to $1.4 million, compared with $1.2 million in net OREO income during the first half of 2007.  Total gross OREO expenses during the first half of 2008 totaled $1.4 million.  These expenses were partially offset by total net gains on sales of five OREO properties amounting to $71 thousand during the same period.  In comparison, we recorded a $1.3 million net gain from the sale of one OREO property during the first half of 2007.

As a result of the recent market volatility in banking industry stock prices, we recorded $586 thousand in goodwill impairment charges related to the Company’s insurance agency, East West Insurance Services, Inc. during the second quarter of 2008.  No goodwill impairment writedowns were recorded during the first six months of 2007.  Also see Note 6 to the Condensed Consolidated Financial Statements presented elsewhere in this report.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, and other professional fees.  Other operating expenses increased 24% to $12.7 million for the second quarter of 2008, compared to the $10.2 million recorded during the same period in 2007.  Similarly, other operating expenses increased 25% to $24.7 million for the first half of 2008, from $19.7 million for the same period in 2007.  The increase in other operating expenses is largely due to additional credit cycle expenses incurred in conjunction with our comprehensive review of our loan portfolio to identify and mitigate potential credit losses.  Various expenses related to the acquisition of DCB in August 2007 further contributed to higher other operating expenses during the second quarter and first half of 2008 relative to the same periods in 2007.

Our efficiency ratio increased to 48.62% for the quarter ended June 30, 2008, compared with 36.91% for the corresponding quarter in 2007.  For the first half of 2008, the efficiency ratio was 45.12% compared with 35.85% for the same period in 2007.  Although our efficiency ratio has increased, we anticipate noninterest expenses for the remainder of 2008 to decrease moderately relative to the first half of 2008 as we continue to carefully monitor all expenditures.

Income Taxes

The income tax benefit for the three months ended June 30, 2008 amounted to $19.2 million representing an effective tax rate of 42.5% for the period.  In comparison, the provision for income taxes of $26.0 million for the three months ended June 30, 2007 represented an effective tax rate of 39.1% for the quarter.  The income tax benefit for the second quarter of 2008 reflects the utilization of affordable housing tax credits totaling $1.7 million, compared to $1.3 million in tax credits utilized during the second quarter of 2007.  The $586 thousand goodwill impairment charge recorded during the second quarter of 2008 is not deductible for tax purposes.

For the first half of 2008, the income tax benefit totaled $16.6 million representing an effective tax rate of 44.3%.  This compares to $52.7 million income tax expense, representing a 38.9% effective tax rate, recorded for the first half of 2007.  For the first six months of 2008, the income tax benefit reflects the utilization of $3.3 million in tax credits, compared to $2.5 million in tax credits utilized during the same period in 2007.  Due to the high degree of variability of the estimated annual effective tax rate when considering the range of projected income for the remainder of the year, the Company has determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.

As previously reported, the California Franchise Tax Board announced that it is taking the position that certain tax deductions related to regulated investment companies will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003.  East West Securities Company, Inc., a regulated investment company formed and funded in July 2000 to raise capital in an efficient and economical manner was dissolved on December 30, 2002 as a result of, among other reasons, proposed legislation to change the tax treatments of RICs.  The Fund provided state tax benefits beginning in 2000 until the end of 2002, when the RIC was officially dissolved.  While the Company’s management continued to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company deemed it prudent to participate in the voluntary compliance initiative offered by the State of California to avoid certain potential penalties should the FTB choose to litigate its announced position about the tax treatment of RICs for periods prior to enactment of the legislation described above and should the FTB be successful in that litigation.

Pursuant to the VCI program, we filed amended California income tax returns on April 15, 2004 for all affected years and paid the resulting taxes and interest due to the FTB.  This amounted to an aggregate payment of $14.2 million for tax years 2000, 2001, and 2002.  Since we continue to believe that the tax deductions are appropriate, we have also filed refund claims for the amounts paid with the amended returns.  These refund claims were reflected as assets in our consolidated financial statements.  As a result of these actions—amending our California income tax returns and subsequent related filing of refund claims—we retain our potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to our risk of not being successful in our refund claim for taxes and interest.  We believe our potential exposure to all other penalties, however, has been eliminated through this course of action.

Management has considered this claim as part of its evaluation of the Company’s uncertain tax positions in accordance with the provisions of FIN 48.  Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million in connection with these refund claims.  During the second quarter of 2008, the Company received notification from the FTB that our refund claims for tax years 2000 through 2002 have been denied.  Accordingly, the Company has deemed it prudent to write off the remaining $7.1 million tax receivable as a charge against the provision for income taxes during the second quarter of 2008.  The Company will continue to appeal and pursue these claims.  Also see Note 8 to the Condensed Consolidated Financial Statements presented elsewhere in this report.

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

Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results.  Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies.  During the second quarter of 2008, we revised the allocation of certain investment securities resulting from our securitization activities.  We securitized a total of $1.18 billion in single family and multifamily loans during 2007.  Due to a significant increase in our loan securitization activities during 2007, we determined that it was more appropriate to reallocate investment securities, and their related income components, resulting from our securitization activities to the operating segments that originated the underlying loans to derive a more equitable allocation of profitability amongst the various operating segments.  Initially, these securities were allocated to the treasury segment upon securitization.  As a result of our new profitability allocation structure, investment securities resulting from our securitization activities are being allocated to the operating segments (i.e., retail banking, commercial lending, and residential lending) that initially originated the underlying loans.  As a result of these changes implemented during the second quarter of 2008, we have revised the results for the comparable periods in 2007 to reflect our current allocation methodology between the treasury segment and the other operating segments.

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 10 to the Condensed Consolidated Financial Statements presented elsewhere in this report.

Retail Banking

The retail banking segment reported a $35 thousand pretax income, or a 100% decrease, for the three months ended June 30, 2008, as compared to a $35.5 million pre-tax income for the same quarter in 2007.  The decrease in pretax income for this segment during the second quarter of 2008 is comprised of a 17% or $9.3 million decrease in net interest income to $44.7 million, a $16.0 million increase in loan loss provisions, an 18% or $3.7 million increase in noninterest expense to $24.8 million, and a $6.8 million increase in corporate overhead expense allocations.

For the six months ended June 30, 2008, the pretax loss for the retail banking segment amounted to $(6.9) million, representing a 109% decrease, as compared to the $74.8 million pretax income recorded for the same period in 2007.  The decrease in pretax income for this segment during the six months ended June 30, 2008 is comprised of a 17% or $18.9 million decrease in net interest income to $89.8 million, a $43.0 million increase in loan loss provisions, a 19% or $8.0 million increase in noninterest expense to $49.9 million, and a $13.5 million increase in corporate overhead expense allocations.

The decrease in net interest income during the second quarter and first half of 2008 is attributable largely to the 325 basis point decrease in interest rates since August 2007 partially offset by additional interest income on investment securities that have been reallocated to this segment from the treasury segment.  As previously mentioned, the investment securities that were reallocated to the retail banking segment represent loans originated by this segment that have been securitized as part of the Company’s securitization activities.  The increase in loan loss provisions for this segment during the second quarter and first half of 2008, relative to the same periods in 2007, was due to increased chargeoff activity, as well as higher levels of nonperforming and classified assets, resulting from the downturn in the real estate housing market.  Corporate overhead expense allocations are based on several factors including, but not limited to loan and deposit volume and full-time employee equivalents.  The increase in corporate overhead expense allocations for this segment is attributable to the acquisition of DCB in

August 2007 which resulted in a rise in loan and deposit volume and total number of employees for this segment.

Noninterest income for this segment increased 11%, to $6.3 million for the quarter ended June 30, 2008, from $5.7 million recorded during the same period in 2007.  For the first half of 2008, noninterest income for the retail banking segment increased 12%, to $13.3 million, compared to $11.8 million for the same period in 2007.  The increase in noninterest income for both periods in 2008 is primarily due to the increase in branch-related fees, specifically service and transaction charges on deposit accounts, as a result of the DCB acquisition in August 2007.

Noninterest expense for this segment increased 18% to $24.8 million during the second quarter of 2008, compared with $21.0 million recorded during the second quarter of 2007.  For the first half of 2008, noninterest expense increased 19% to $49.9 million, from $42.0 million for the same period in 2007.  The increase in noninterest expense is primarily due to higher compensation and employee benefits, occupancy expenses and other operating expenses, partially offset by a decrease in commercial deposit-related expenses.  The increase in compensation and employee benefits can be attributed to higher staffing levels due to the acquisition of DCB in August 2007.  Higher occupancy expenses are primarily due to increased expenses associated with the nine additional branch locations from DCB as well as several leases entered into during 2007 related to new branch locations.  The decrease in commercial deposit-related expenses can be correlated to lower title and escrow deposit balances during the second quarter and first half of 2008 relative to the same periods in 2007.  Title and escrow deposits have been negatively impacted by the sustained contraction in the housing market.

Commercial Lending

The commercial lending segment reported a pretax loss of $(27.6) million during the quarter ended June 30, 2008, or a 198% decrease, compared with pretax income of $28.2 million for the same period in 2007.  For the first six months of 2008, the pretax loss for the commercial lending segment amounted to $(19.1) million, or a 134% decrease from pretax income of $55.7 million recorded during the same period in 2007.  The primary driver of the decrease in pretax income for this segment for both periods is a significant increase in loan loss provisions resulting from increased chargeoff activity as well as higher levels of nonperforming and classified assets.

Noninterest income for this segment decreased 31% to $5.4 million during the second quarter of 2008, compared with $7.8 million recorded in the same quarter of 2007.  For the first half of 2008, noninterest income decreased 15% to $13.1 million, from $15.5 million for the same period in 2007.  The decrease in noninterest income is primarily due to a decrease in loan fee income resulting from the downturn in the real estate market.

Noninterest expense for this segment increased 8% to $10.9 million during the second quarter of 2008, from $10.1 million during the same quarter last year.  For the first half of 2008, noninterest expense for this segment increased 28%, to $24.6 million, from $19.2 million for the same period in 2007.  The increase in noninterest expense is due to higher credit cycle expenses related to OREO/foreclosure transactions and legal expenses.

Treasury

The treasury segment reported a pretax loss of $(22.0) million during the second quarter of 2008, compared to pretax income of $6.5 million for the same quarter in 2007.  For the first six months of

2008, the pretax loss for the treasury segment was $(20.4) million, representing a 266% decrease from pretax income of $12.3 million recorded during the same period in 2007.  Specifically, the treasury segment reported a net interest expense of $(9.8) million for the second quarter of 2008, compared to a net interest income of $6.4 million reported during the same quarter in 2007.  For the first half of 2008, net interest expense for this segment was $(7.6) million, compared to net interest income of $12.3 million during the same period in 2007.  Net interest income for this segment is directly correlated to net interest earned on investment securities allocated to this reporting segment relative to the interest expense paid on brokered deposits, borrowings and long-term debt.

Noninterest income for this segment increased to $269 thousand during the second quarter of 2008, compared to $28 thousand for the same period in 2007.  For the first half of 2008, noninterest income increased to $734 thousand, compared with $51 thousand for the same period in 2007.  The increase in noninterest income during the quarter and six months ended June 30, 2008 can be attributed entirely to higher net gains on sales of investment securities relative to the comparable periods in 2007.

Noninterest expense for this segment increased to $10.5 million during the second quarter of 2008, from $308 thousand during the same quarter in 2007.  For the first six months of 2008, noninterest expense for this segment increased to $11.0 million, from $781 thousand during the same period in 2007. The increase in noninterest expense is primarily due to the $9.9 million in OTTI impairment charges recorded during the second quarter of 2008 related to certain Fannie Mae and Freddie Mac preferred securities and in pooled trust preferred securities.

Residential Lending

The residential lending segment’s pretax income increased 19% to $6.0 million during the second quarter of 2008, from $5.0 million during the same quarter in 2007.  For the first half of 2008, pretax income for this segment increased 15% to $12.7 million, from $11.1 million for the same period in 2007.  Net interest income for this segment increased 66% to $9.3 million during the second quarter of 2008, compared with $5.6 million for the corresponding quarter in 2007.  During the first half of 2008, net interest income for this segment increased 41% to $16.6 million, compared with $11.8 million during the first half of 2007.  The increase in net interest income for this segment was primarily due to the decrease in the charge for funds on loans resulting from the 325 basis point decrease in interest rates since August 2007, partly offset by the contraction of the housing market.

Noninterest income for this segment increased 47% to $4.1 million during the second quarter of 2008, compared to $2.8 million recorded during the second quarter of 2007.  For the first six months of 2008, noninterest income for this segment increased 62% to $9.1 million, compared to $5.6 million during the first half of 2007.  The net increase in noninterest income during 2008 is primarily due to higher servicing income received as a result of the Bank’s securitization of its residential and multifamily loan portfolios in 2007 and higher net gain on sale of loans in 2008 relative to 2007.

Noninterest expense for this segment increased 27% to $3.0 million during the three months ended June 30, 2008, from $2.4 million during the same period in 2007.  For the first six months of 2008, noninterest expense increased 36% to $6.5 million, from $4.8 million for the first half of 2007.  The increase in noninterest expense during 2008 is due to an increase in credit cycle costs as well as compensation expenses and other operating expenses primarily due to the restructuring and consolidation of two departments.  During the first quarter of 2008, the administrative department that provides backoffice support to the lending function was merged into the lending unit to enhance operational efficiencies in this segment of our business.

Balance Sheet Analysis

Our total assets decreased $67.3 million, or 1%, to $11.78 billion, as of June 30, 2008, relative to total assets of $11.85 billion at December 31, 2007.  The net decrease in total assets is comprised predominantly of decreases in net loans receivable of $267.8 million, securities purchased under resale agreements amounting to $100.0 million, and available-for-sale investment securities totaling $59.0 million.  These decreases were partially offset by increases in cash and cash equivalents of $263.7 million, deferred tax assets of $103.1 million, and OREO, net of $16.0 million.

Adoption of SFAS 157, Fair Value Measurement, and SFAS 159, Fair Value Option

The Company adopted SFAS 157 and SFAS 159, effective January 1, 2008.  SFAS 157 provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, derivatives payable mortgage servicing assets and impaired loans.

The adoption of SFAS 157 did not have any impact on the Company’s financial condition, results of operations, or cash flows.  See Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements with terms that range from one day to several years.  Total resale agreements decreased to $50.0 million as of June 30, 2008, compared with $150.0 million as of December 31, 2007, all of which are long-term agreements.  The decrease as of June 30, 2008 reflects the early termination of a $100.0 million resale agreement on January 14, 2008 which had a stated termination date of January 14, 2017.  In conjunction with the early termination of this agreement, we received $1.0 million from the counterparty which we recorded as a yield adjustment during the first quarter of 2008.

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

Investment Securities Available-for-Sale

Total investment securities available-for-sale decreased 3% to $1.83 billion as of June 30, 2008, compared with $1.89 billion at December 31, 2007.  Total repayments/maturities and proceeds from sale of available-for-sale securities amounted to $388.6 million and $376.1 million, respectively, during the six months ended June 30, 2008.  Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases, funding loan originations, and paying down borrowings.  We recorded net gains on sales of available-for-sale securities totaling $3.4 million during the second quarter of 2008, compared to $918 thousand during the same period in 2007.  For the first half of 2008, we recorded net gains on sales of available-for-sale securities totaling $7.8 million, compared with $2.4 million during the first half of 2007.

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

The majority of unrealized losses in the available-for-sale portfolio at June 30, 2008 are related to AAA-rated private label mortgage-backed securities that we have retained in connection with our loan securitization activities.  As of June 30, 2008, the fair value of these securities totaled $555.6 million, representing 30% of our total investment portfolio.  Gross unrealized losses related to these securities amounted to $103.5 million, or 16% of the aggregate amortized cost basis of these securities as of June 30, 2008.  These unrealized losses are caused by lack of liquidity and historically wide market spreads resulting from instability in the residential real estate and credit markets.  The underlying loans are not subprime in nature and were originated by the Bank in accordance with our customary underwriting standards. The securities are supported by overcollateralization as of June 30, 2008.  Additionally, these securities are insured by a financially sound monoline insurance company and whose credit rating has been affirmed by a major rating agency.

As of June 30, 2008, we had $60.1 million in corporate debt securities, representing 3% of our total investment portfolio.  These debt instruments, which represent pooled trust preferred securities, had gross unrealized losses amounting to $67.7 million, or 53% of the total amortized cost basis of these securities as of June 30, 2008.  Almost all of the corporate debt instruments held by the Company are trust preferred securities issued by banks and insurance companies.  Of the 15 different corporate debt securities that we have purchased, only four securities were issued by a combination of bank, insurance, real estate investment trusts or homebuilder companies.  Most of the corporate debt securities are overcollateralized and have subordination structures that management believes will afford sufficient principal and interest protection.  One corporate debt security was downgraded to a B+ rating, from a BBB rating, by one rating agency shortly before year-end 2007.  The ratings for all other trust preferred securities in our available-for-sale portfolio have remained at investment grade as of June 30, 2008.

We also had $44.6 million in preferred stock issued by Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), representing 2% of our total investment portfolio as of June 30, 2008.  Gross unrealized losses on these securities amounted to $5.7 million as of June 30, 2008, all of which is unrealized loss under twelve months, or 19% of the aggregate amortized cost basis of these securities.  These unrealized losses have resulted from changes in interest rates, deterioration of the housing market and general market spreads.  As a result of our periodic reviews for impairment in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, we recorded $8.4 million in OTTI charges on certain Fannie Mae and Freddie Mac preferred securities.  Since preferred securities are perpetual in nature, they are treated similar to equity securities for purposes of impairment analysis.  All Fannie Mae and Freddie Mac preferred securities had investment grade ratings at the time of purchase and they maintained their investment grade status as of June 30, 2008.

We retain residual securities in securitized mortgage loans in connection with our securitization activities.  The fair value of residual securities is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans.  Fair value is estimated based on a discounted cash flow analysis.  These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities.  At June 30, 2008, the fair values of the residual securities totaled $38.1 million based on a weighted average projected prepayment rate of 18%, a weighted average annual expected credit loss rate of 0.06%, and a weighted average discount rate of 15%.  As of December 31, 2007, the fair values of residual securities totaled $40.7 million based on a weighted average projected prepayment rate of 15%, a weighted average annual expected credit loss rate of 0.05%, and a weighted average discount rate of 11%.

We also have pooled trust preferred securities with fair values totaling $2.5 million as of June 30, 2008.  As a result of our periodic reviews for impairment in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,, we recorded $1.5 million in impairment charges related to pooled trust preferred securities.

In addition to the Fannie Mae and Freddie Mac preferred securities for which we recorded OTTI writedowns as of June 30, 2008, there were twelve other individual securities that have been in a continuous unrealized loss position for twelve months or longer as of June 30, 2008.  These securities are comprised of seven corporate debt securities, four mortgage-backed securities and one agency debt security.  All of these securities had investment grade ratings upon purchase and various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2008.  The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  However, we have the ability and the intention to hold these securities until their fair values recover to cost.  As such, management does not deem these securities to be other-than-temporarily impaired.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of June 30, 2008 and December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2008
U.S. Treasury securities	$2,502	$1	$(1)	$2,502
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	919,023	762	(9,645)	910,140
U.S. Government sponsored enterprise mortgage-backed securities	173,972	1,384	(598)	174,758
Other mortgage-backed securities	704,989	—	(111,983)	593,006
Corporate debt securities	127,752	—	(67,658)	60,094
U.S. Government sponsored enterprise equity securities	50,317	—	(5,726)	44,591
Residual securities	25,892	12,181	—	38,073
Other securities	5,126	—	(109)	5,017
Total investment securities available-for-sale	$2,009,573	$14,328	$(195,720)	$1,828,181

As of December 31, 2007
U.S. Treasury securities	$2,487	$5	$—	$2,492
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	427,004	576	(1,090)	426,490
U.S. Government sponsored enterprise mortgage-backed securities	527,373	8,257	(354)	535,276
Other mortgage-backed securities	750,864	455	(70,721)	680,598
Corporate debt securities	127,420	1,708	(9,501)	119,627
U.S. Government sponsored enterprise equity securities	83,744	500	(9,189)	75,055
Residual securities	28,332	12,384	—	40,716
Other securities	6,916	253	(287)	6,882
Total investment securities available-for-sale	$1,954,140	$24,138	$(91,142)	$1,887,136

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Total gross loans decreased $188.7 million, or 2% to $8.66 billion at June 30, 2008, relative to December 31, 2007.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$474,774	5.5%	$433,337	4.9%
Residential, multifamily	742,025	8.6%	690,941	7.8%
Commercial and industrial real estate	4,077,163	47.1%	4,183,473	47.3%
Construction	1,554,192	18.0%	1,547,082	17.5%
Total real estate loans	6,848,154	79.1%	6,854,833	77.5%

Other loans:
Commercial business	1,165,655	13.5%	1,314,068	14.8%
Trade finance	436,969	5.0%	491,690	5.6%
Automobile	11,916	0.1%	23,946	0.3%
Other consumer	193,733	2.2%	160,572	1.8%
Total other loans	1,808,273	20.9%	1,990,276	22.5%
Total gross loans	8,656,427	100.0%	8,845,109	100.0%

Unearned fees, premiums and discounts, net	(4,890)		(5,781)
Allowance for loan losses	(168,413)		(88,407)
Loan receivable, net	$8,483,124		$8,750,921

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans, doubtful loans and other real estate owned, net.  Nonperforming assets totaled $193.1 million or 1.64% of total assets at June 30, 2008 and $67.5 million or 0.57% of total assets at December 31, 2007.  Nonaccrual loans amounted to $170.8 million at June 30, 2008, compared with $63.9 million at year-end 2007.  Loans totaling $148.7 million were placed on nonaccrual status during the second quarter of 2008.  As a part of our comprehensive loan review during the second quarter of 2008, we identified 20 loans totaling $40.4 million which were not 90 days past due, but were placed on nonaccrual status due to concerns regarding collateral values and future collectibility.  Additions to nonaccrual loans were offset by $9.2 million in chargeoffs, $930 thousand in payoffs and principal paydowns, $12.5 million in loans that were transferred to other real estate owned, and $13.1 million in loans brought current.  The additions to nonaccrual loans during the second quarter of 2008 were comprised of $6.8 million in single family loans, $3.4 million in multifamily loans, $88.6 million in commercial real estate loans, $40.5 million in construction loans, $5.0 million in commercial business loans, $3.0 million in SBA loans, $1.0 million in trade finance loans, $399 thousand in consumer loans and $57 thousand in auto loans.

We had one loan amounting to $71 thousand that was past due 90 days or more but not placed on nonaccrual status as of June 30, 2008.  This loan is guaranteed in full by the Export-Import Bank of the United States.  There were no loans past due 90 days or more but not on nonaccrual status at December 31, 2007.

Restructured loans represent loans that have had their original terms modified.  There were $4.7 million in restructured loans as of June 30, 2008, compared to $2.1 million as of December 31, 2007.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had nine OREO properties at June 30, 2008 with a combined aggregate carrying value of $17.5 million.  Of this amount, 68% is located in the Greater Los Angeles area, 27% is located in Northern California, and the remaining 5% is located in the Inland Empire region of Southern California.  In comparison, we had three OREO properties at December 31, 2007 with a combined aggregate carrying value of $1.5 million located predominantly in Northern California.  We foreclosed on eleven properties with an aggregate carrying value of $26.7 million as of the foreclosure date during the first six months of 2008.  During the first half of 2008, we sold five OREO properties with a combined carrying value of $10.0 million for a total net gain on sale of $71 thousand.  During the same period in 2007, we sold one OREO property with a carrying value of $2.8 million for a net gain on sale of $1.3 million.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Nonaccrual loans	$170,824	$63,882
Loans past due 90 days or more but not on nonaccrual	71	—
Total nonperforming loans	170,895	63,882

Restructured loans	4,692	2,081
Other real estate owned, net	17,490	1,500
Total nonperforming assets	$193,077	$67,463

Total nonperforming assets to total assets	1.64%	0.57%
Allowance for loan losses to nonperforming loans	98.59%	138.39%
Nonperforming loans to total gross loans	1.97%	0.72%

We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), as amended.  Under SFAS 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.  If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses, or alternatively, a specific allocation will be established.  Also, in accordance with SFAS 114, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

At June 30, 2008, we classified $213.1 million of our loans as impaired, compared with $123.8 million at December 31, 2007.  Specific reserves on impaired loans amounted to $55.7 million and $16.3 million at June 30, 2008 and December 31, 2007, respectively.  Our average recorded investment in impaired loans for the six months ended June 30, 2008 and 2007 were $234.9 million and $38.2 million, respectively.  During the six months ended June 30, 2008 and 2007, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $8.8 million and $1.6 million, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $5.4 million and $748 thousand, respectively.

In light of the credit and mortgage crisis affecting the entire financial industry and its impact on our borrowers, the Company took a more proactive approach during the latter part of 2007 and 2008 to assess potential loan impairment in our overall portfolio.  We expanded our scope to perform focused reviews of certain sectors of our loan portfolio to identify and mitigate potential losses.  Our recent experience made us aware of the rapid deterioration occurring in the market in a relatively short period of time.  Specifically, we have noted that while our borrowers’ may continue to pay as agreed in accordance with their contractual terms and/or even though loans may not have reached a significant stage of delinquency, the existence of certain warning signs indicating possible collectibility issues warranted a more careful scrutiny of these loans for potential impairment.  Specifically, we reviewed loans that exhibited the following characteristics:

•                  diminishing or adverse changes in cash flows that serve as the principal source of repayment;

•                  adverse changes in the financial position or net worth of guarantors or investors;

•                  adverse changes in collateral values for collateral-dependent loans;

•                  declining or adverse changes in inventory levels securing commercial business and trade finance;

•                  failure in meeting financial covenants; or

•                  other changes or conditions that may adversely impact the ultimately collectibility of loans.

Although certain loans are not 90 days or more delinquent and therefore still accruing interest, we have classified them as impaired as of June 30, 2008 because they exhibit one or more of the characteristics described above.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio.  In addition to regular, quarterly reviews of the appropriateness of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is appropriate at June 30, 2008, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or net chargeoffs, respectively, during the period.  At June 30, 2008, the allowance for loan losses amounted to $168.4 million, or 1.95% of total loans, compared with $88.4 million, or 1.00% of total loans, at December 31, 2007, and $77.3 million, or 0.96% of total loans, at June 30, 2007.   The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.2 million at June 30, 2008, compared to $11.4 million at December 31, 2007.

We recorded $85.0 million in loan loss provisions during the second quarter of 2008 and $140.0 million during the first half of 2008.  In comparison, we did not record any loss provisions for the same periods in 2007.  The significant increase in loss provisions recorded during the second quarter of 2008 was deemed prudent by management to proactively and aggressively address asset quality issues brought on by the downturn in the real estate market and the instability in the overall economy.  During the second quarter of 2008, net loan chargeoffs amounted to $34.8 million, or an annualized 1.59% of average loans outstanding during the quarter.  This compares to net loan chargeoffs of $576 thousand, or an annualized 0.03% of average loans outstanding for the same quarter in 2007.  Of the $35.2 million in total gross chargeoffs recorded for the quarter, 46% or $16.3 million were land loans and 45% or $15.7 million were residential construction loans.  During the first six months of 2008, net chargeoffs amounted to $60.2 million, or 1.36% of average loans outstanding during the period.  This compares to net chargeoffs of $732 thousand, representing 0.02% of average loans outstanding during the same period in 2007.

The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Allowance balance, beginning of period	$117,120	$75,970	$88,407	$78,201
Allowance for unfunded loan commitments and letters of credit	1,136	1,886	232	(189)
Provision for loan losses	85,000	—	140,000	—
Chargeoffs:
Single family real estate	634	—	709	—
Multifamily real estate	436	—	436	—
Commercial and industrial real estate	16,337	—	21,418	—
Construction	15,726	—	24,291	—
Commercial business	1,919	865	13,735	1,045
Automobile	134	—	163	—
Other consumer	23	—	40	11
Total chargeoffs	35,209	865	60,792	1,056

Recoveries:
Single family real estate	2	—	2	—
Commercial and industrial real estate	3	—	6	—
Commercial business	357	289	537	323
Automobile	4	—	21	1
Total recoveries	366	289	566	324
Net chargeoffs	34,843	576	60,226	732
Allowance balance, end of period	$168,413	$77,280	$168,413	$77,280
Average loans outstanding	$8,773,028	$8,097,386	$8,864,142	$8,137,161
Total gross loans outstanding, end of period	$8,656,427	$8,030,111	$8,656,427	$8,030,111
Annualized net chargeoffs to average loans	1.59%	0.03%	1.36%	0.02%
Allowance for loan losses to total gross loans, end of period	1.95%	0.96%	1.95%	0.96%

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$2,247	5.5%	$2,475	4.9%
Residential, multifamily	4,332	8.6%	4,216	7.8%
Commercial and industrial real estate	53,173	47.1%	21,072	47.3%
Construction	57,072	18.0%	19,132	17.5%
Commercial business	37,825	13.5%	24,188	14.9%
Trade finance	13,084	5.0%	16,487	5.5%
Automobile	170	0.1%	242	0.3%
Other consumer	510	2.2%	595	1.8%
Total	$168,413	100.0%	$88,407	100.0%

Deposits

Deposits remained stable during the first half of 2008 increasing 3% to $7.52 billion at June 30, 2008, from $7.28 billion at December 31, 2007.  The net increase in deposits came from time deposits which rose $316.3 million or 8% and money market accounts which increased $26.3 million or 2%.  These were offset by decreases in interest-bearing checking accounts of $72.8 million or 15%, savings accounts of $17.1 million or 4%, and noninterest-bearing demand deposits of $12.5 million or 1%.  Core deposits, or non-time deposit accounts, amounted to $3.40 billion at June 30, 2008, representing 45% of total deposits, with time deposits representing the remaining 55%.  In comparison, our core deposit ratio at year-end 2007 was 48%.  Brokered time deposits increased 173% to $333.2 million at June 30, 2008, compared to $122.0 million at December 31, 2007.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	June 30,	December 31,
	2008	2007
	(In thousands)

Noninterest-bearing demand	$1,419,183	$1,431,730
Interest-bearing checking	400,174	472,943
Money market	1,117,229	1,090,949
Savings	460,651	477,779
Total core deposits	3,397,237	3,473,401
Time deposits:
Less than $100,000	979,810	926,459
$100,000 or greater	3,141,955	2,879,054
Total time deposits	4,121,765	3,805,513
Total deposits	$7,519,002	$7,278,914

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one business day to six months from the transaction date.  At June 30, 2008, federal funds purchased declined 61% to $86.1 million, as compared to $222.3 million at December 31, 2007.  FHLB advances declined 15% to $1.54 billion as of June 30, 2008, compared to $1.81 billion at December 31, 2007.  The decrease in federal funds purchased and FHLB advances is part of our overall strategy to deleverage our balance sheet.  During the first half of 2008, a portion of the proceeds from the maturities and sales of investment securities were used to pay down our borrowings.  On March 12, 2008, we paid off an FHLB advance totaling $50.0 million which had an original maturity date of April 21, 2008.  In accordance with Accounting Principles Bulletin No. 18, Early Extinguishment of Debt, we recorded the penalty amount of $149 thousand as an adjustment to interest expense.  As of June 30, 2008, we had no overnight FHLB advances, compared to $350.0 million as of December 31, 2007.  We entered into three new FHLB advances totaling $250.0 million during the first half of 2008.  The maturity terms of these advances are less than 3 years with fixed interest rates ranging from 3.11% to 3.68%.  FHLB advances totaling $115.0 million matured during the first half of 2008.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position.  Long-term repurchase agreements remained at $995.0 million at June 30, 2008 and December 31, 2007.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  All of these repurchase agreements have a term of ten years.  The rates are generally initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points.  Thereafter, the rates are fixed for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%.  The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

As of June 30, 2008, the Company also had $5.8 million in overnight repurchase agreements with customers with interest rates ranging from 1.50% to 1.75%.

Long-term Debt

Long-term debt remained at $235.6 million at June 30, 2008 and December 31, 2007.  Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory reporting purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of June 30, 2008, our significant fixed and determinable contractual obligations, within the categories described below, by payment date.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$4,074,552	$116,105	$40,514	$13,445	$3,523,467	$7,768,083
Federal funds purchased	86,264	—	—	—	—	86,264
FHLB advances	430,396	1,149,209	55,724	3,257	—	1,638,586
Securities sold under repurchase agreements	51,989	92,354	92,354	1,136,997	—	1,373,694
Notes payable	—	—	—	—	13,533	13,533
Long-term debt obligations	11,640	23,280	23,280	424,190	—	482,390
Operating lease obligations	11,297	21,556	21,603	70,910	—	125,366
Unrecognized tax benefits	—	—	—	—	768	768
Postretirement benefit payments	—	4,144	12,888	2,316	—	19,348
Total contractual obligations	$4,666,138	$1,406,648	$246,363	$1,651,115	$3,537,768	$11,508,032

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to customers as of June 30, 2008 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$2,127,512
Standby letters of credit	533,287
Commercial letters of credit	68,913

Capital Resources

One of our primary sources of capital is the retention of net after tax earnings.  At June 30, 2008, stockholders’ equity totaled $1.27 billion, a 9% increase from $1.17 billion as of December 31, 2007.  The increase is comprised of the following: (1) issuance of Series A convertible preferred stock, net of stock issuance costs, totaling $194.1 million, representing 200,000 shares; (2) stock compensation costs amounting to $3.0 million related to grants of restricted stock and stock options; (3) tax benefits of $141 thousand resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $1.5 million, representing 367,146 shares, pursuant to various stock plans and agreements; and (5) a purchase accounting adjustment pursuant to the DCB acquisition of $2.3 million.  These transactions were offset by (1) net loss of $20.8 million recorded during the first half of 2008; (2) $66.3 million in net unrealized losses on available-for-sale securities; (3) a change in accounting principle pursuant to the adoption of EITF 06-4 amounting to $479 thousand; (4) tax provision of $370 thousand resulting from the vesting of restricted stock; (5) purchase of treasury shares related to vested restricted stock amounting to $8 thousand, representing 410 shares; and (6) payment of quarterly cash dividends totaling $12.7 million for the first half of 2008.

We raised $194.1 million in additional capital, net of underwriting discounts, commissions and offering expenses, during April 2008 through the issuance of 200,000 shares of non-cumulative, perpetual convertible preferred stock.  The proceeds from this offering were used to reduce our borrowings, enhance our liquidity position, and boost our already strong capital levels.  As of June 30, 2008, our total risk-based capital ratio is 13.01% or $317.4 million more than the 10.00% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 11.04% and our Tier 1 leverage ratio of 10.01% as of June 30, 2008 exceeded the regulatory guidelines for well-capitalized banks.  For a further discussion on this preferred stock offering, see Note 9 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  At June 30, 2008, the Bank’s Tier 1 and total capital ratios were 10.8% and 12.8%, respectively, compared to 8.8% and 10.3%, respectively, at December 31, 2007.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at June 30, 2008, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	13.0%	12.8%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	11.0%	10.8%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	10.0%	9.8%	4.0%	5.0%

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

During the first half of 2008, we experienced net cash inflows from operating activities of $102.7 million, compared to net cash inflows of $60.9 million for the first six months of 2007.  For the first six months of 2007, net cash inflows from operating activities are due primarily to net income earned during the period.

Net cash inflows from investing activities totaled $146.2 million for the first half of 2008 compared with net inflows from investing activities of $21.0 million for the first half 2007.  Net cash inflows from investing activities for the first half of 2008 were due primarily to proceeds from the sale of investment securities and loans, the early termination of a resale agreement, and repayments, maturities and redemptions of investment securities.  These factors were partially offset by the growth in our loan portfolio and purchases of investment securities and other assets.  For the six months ended June 30, 2007, net cash inflows from investing activities can be attributed primarily to repayments, maturities, redemptions and net sale proceeds from available-for-sale securities partially offset by net loan growth and purchases of investment securities and resale agreements.

We experienced net cash inflows from financing activities of $14.8 million for the first half of 2008, primarily due to the net increase in deposits as well as net proceeds received from the issuance of convertible preferred stock.  These factors were partially offset by repayment of federal funds purchased, FHLB advances and dividends paid on our common stock for the first half of 2008.  During the same period in 2007, we experienced net cash outflows from financing activities of $83.9 million primarily due to the net decrease in deposits, purchased of treasury shares in connection with our Board authorized stock repurchase program, and dividends paid on our common stock for the first half of 2007.

As a means of augmenting our liquidity sources, we have available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies.  We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.  At June 30, 2008, we are not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California.  For the six months ended June 30, 2008 and 2007, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $12.7 million and $44.2 million respectively.  The large dividend payment by the Bank to the Company during the first half of 2007 was primarily due to the purchase of treasury shares totaling $45.8 million in connection with the Board authorized stock repurchase program announced during the first quarter of 2007.  There were no treasury share repurchases pursuant to the Board authorized stock repurchase program during the six months ended June 30, 2008.  As of June 30, 2008, approximately $208.3 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets minus the present value of liabilities.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2008 and December 31, 2007, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2008	2007	2008	2007
+200	14.3%	9.1%	5.4%	5.3%
+100	7.5%	5.8%	2.7%	5.4%
-100	(7.8)%	(5.7)%	(3.1)%	(6.2)%
-200	(15.4)%	(11.0)%	(7.4)%	(11.9)%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2008 and December 31, 2007.  Our primary analytical tool to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities.  The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates.  As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model.  Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves.  The model also factors in projections of anticipated activity levels by product line and takes into account our increased ability to control rates offered on deposit products in comparison to our ability to control rates on adjustable-rate loans tied to the published indices.

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2008.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Expected Maturity or Repricing Date by Year

								Fair Value at
								June 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2008
	(Dollars in thousands)
Assets:
CD investments	$495						$495	$498
Weighted average rate	3.23%						3.23%

Short term investments	$273,837						$273,837	$273,837
Weighted average rate	2.08%						2.08%

Securities purchased under resale agreements	$50,000						$50,000	$52,940
Weighted average rate	10.00%						10.00%

Investment securities available-for-sale (fixed rate)	$477,806		$375		$76,279	$572,360	$1,126,820	$1,108,094
Weighted average rate	2.18%		8.54%		4.36%	6.55%	4.55%

Investment securities available-for-sale (variable rate) (1)	$867,717	$4,749	$1,914	$1,640	$1,496	$5,237	$882,753	$720,087
Weighted average rate	4.00%	5.07%	5.23%	5.18%	5.18%	5.18%	4.02%

Total gross loans	$6,518,178	$1,015,248	$559,407	$222,856	$139,492	$201,246	$8,656,427	$8,692,312
Weighted average rate	5.92%	6.75%	6.99%	7.15%	6.97%	5.88%	6.13%

Liabilities:
Checking accounts	$400,174						$400,174	$307,126
Weighted average rate	0.65%						0.65%

Money market accounts	$1,117,229						$1,117,229	$1,048,289
Weighted average rate	2.11%						2.11%

Savings deposits	$460,651						$460,651	$357,681
Weighted average rate	0.80%						0.80%

Time deposits	$3,982,638	$94,918	$10,741	$7,505	$25,908	$55	$4,121,765	$4,129,476
Weighted average rate	3.27%	3.70%	4.51%	5.00%	4.06%	2.17%	3.29%

Federal funds purchased	$86,149						$86,149	$86,149
Weighted average rate	2.01%						2.01%

FHLB term advances (fixed rate)	$370,389	$905,000	$210,000	$55,000		$3,000	$1,543,389	$1,564,973
Weighted average rate	4.68%	4.34%	4.15%	5.21%		4.44%	4.43%

Securities sold under repurchase agreements	$70,000					$925,000	$995,000	$1,146,558
Weighted average rate	2.01%					4.84%	4.64%

Customer repurchase agreements	$5,812						$5,812	$5,812
Weighted average rate	1.67%						1.67%

Subordinated debt	$75,000						$75,000	$59,894
Weighted average rate (variable rate)	4.04%						4.04%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$21,938
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$139,178						$139,178	$82,166
Weighted average rate	4.51%						4.51%

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

The fair values of both the embedded derivatives and equity swap agreements for these six derivative contracts amounted to $17.8 million as of June 30, 2008, compared to $28.3 million as of December 31, 2007.  The decrease in the fair value of the derivative contracts since December 31, 2007 can be attributed primarily to a 26% decline in the index value as of June 30, 2008 relative to year-end 2007.

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

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.  During the first half of 2008, we recorded a $140.0 million provision for loan losses and charged off $60.2 million, net of $566 thousand in recoveries. Of the total chargeoff amount recorded during the six months ended June 30, 2008, $10.0 million was related to a single commercial loan and $45.7 million were related to residential construction and land loans.  There has been a general slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of our loan customers are based.  This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on homebuilders and suppliers. As of June 30, 2008, we had $5.63 billion in commercial real estate, land and construction loans.  Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have an adverse effect on our net income and capital.

We may experience additional goodwill impairment.  If our estimates of goodwill fair value change due to changes in our businesses or other factors, we may determine that additional impairment charges are necessary.  Estimates of fair value are determined based on a complex model using cash flows and company comparisons.  If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2008. The following summarizes share repurchase activities during the second quarter of 2008:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of Shares
	Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
April 30, 2008	—	$—	—	—
May 31, 2008	—	—	—	—
June 30, 2008	—	—	—	—
Total	—	$—	—	$26.2

(1)  Excludes 65,971 in repurchased shares totaling $2.1 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

(2)  During the first quarter of 2007, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $80.0 million of its common stock.  This repurchase program has no expiration date and, to date, 1,392,176 shares totaling $53.8 million have been purchased under this program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 An annual meeting of shareholders of East West Bancorp, Inc. was held on May 29, 2008 for the purpose of (1) electing three directors to serve until the 2011 Annual Meeting, provided that, if proposal No. 2 was adopted, to elect three directors for terms expiring in 2009, (2) approving the proposal to amend the Company’s Certificate of Incorporation to eliminate the provisions for the classification of the Company’s Board of Directors and thereby provide that each person elected a Director at the Meeting and subsequent annual Stockholders meeting will be elected a term of one year, (3) approving the Company’s 1998 Stock Incentive Plan, as amended, and (4) ratifying the appointment of Deloitte & Touche LLP as the Company’s independent auditors.  Holders of 53,050,198 of the 64,032,378 outstanding shares as of the record date voted in the annual meeting in person or by proxy.

The combined votes cast to approve Dominic Ng, Rudolph Estrada, and Herman Li as the three directors elected to serve until the next Annual Meeting are as follows:

Number of Votes Cast
In Favor	52,552,393
Oppose	497,805
Abstain	—
Broker Non-Votes	10,982,180

Other directors whose terms of office continued after the meeting were Peggy Cherng, Julia Gouw, Andrew Kane, John Lee, Jack Liu, and Keith Renken.  As a result of declassification of the Board, all directors are now serving for terms that expire at the 2009 Annual Meeting.

The votes cast to approve the Company’s Performance-Based Bonus Plan, as amended are as follows:

Number of Votes Cast
In Favor	51,012,259
Oppose	1,704,131
Abstain	333,808
Broker Non-Votes	10,982,180

The votes cast to approve Section 6, as amended, of the Company’s 1998 Stock Incentive Plan are as follows:

Number of Votes Cast
In Favor	40,513,111
Oppose	5,641,677
Abstain	291,401
Broker Non-Votes	17,586,189

The votes cast to ratify Deloitte & Touche LLP as the Company’s independent auditors are as follows:

Number of Votes Cast
In Favor	52,114,660
Oppose	882,508
Abstain	53,030
Broker Non-Votes	10,982,180

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i) Exhibit 3.1	Amendment to Certificate of Incorporation

(ii) Exhibit 3.2	Certificate of Designations with respect to the Company’s 8.0% Non-Cumulative Perpetual Convertible Preferred Stock, Series A

(iii) Exhibit 10.7	1998 Stock Incentive Plan (As Amended) (Incorporated by reference to Exhibit C to the Company’s definitive proxy statement filed on April 24, 2008).

(iv) Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(v) Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(vi) Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(vii) Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2008

EAST WEST BANCORP, INC.

By:	/s/ Thomas J. Tolda
THOMAS J. TOLDA Executive Vice President and Chief Financial Officer