Form 10-Q
period 2008-09-30
EAST WEST BANCORP INC
filed 2008-11-10
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 63,667,222 shares of common stock as of October 31, 2008.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$527,474	$160,347
Short-term investments	495	—
Securities purchased under resale agreements	50,000	150,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,172,519 in 2008 and $1,954,140 in 2007)	2,047,244	1,887,136
Loans receivable, net of allowance for loan losses of $177,155 at September 30, 2008 and $88,407 at December 31, 2007	8,111,231	8,750,921
Investment in Federal Home Loan Bank stock, at cost	86,153	84,976
Investment in Federal Reserve Bank stock, at cost	27,589	21,685
Other real estate owned, net	17,607	1,500
Investment in affordable housing partnerships	41,819	44,206
Premises and equipment, net	61,674	64,943
Due from customers on acceptances	8,123	15,941
Premiums on deposits acquired, net	22,314	28,459
Goodwill	337,331	335,366
Cash surrender value of life insurance policies	93,836	88,658
Deferred tax assets	175,591	66,410
Accrued interest receivable and other assets	113,835	151,664
TOTAL	$11,722,316	$11,852,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,393,480	$1,431,730
Interest-bearing	6,142,869	5,847,184
Total customer deposits	7,536,349	7,278,914

Federal funds purchased	30,443	222,275
Federal Home Loan Bank advances	1,538,350	1,808,419
Securities sold under repurchase agreements	999,467	1,001,955
Notes payable	12,150	16,242
Long-term debt	235,570	235,570
Bank acceptances outstanding	8,123	15,941
Accrued interest payable, accrued expenses and other liabilities	96,983	101,073
Total liabilities	10,457,435	10,680,389

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock (par value of $0.001 per share) Authorized — 5,000,000 shares Issued — 200,000 shares in Series A, convertible preferred stock in 2008 and none in 2007 Outstanding —197,400 shares in 2008 and none in 2007	—	—
Common stock (par value of $0.001 per share) Authorized — 200,000,000 shares Issued — 70,223,189 shares in 2008 and 69,634,811 shares in 2007 Outstanding — 63,623,131 shares in 2008 and 63,137,221 shares in 2007	70	70
Additional paid in capital	858,020	652,297
Retained earnings	581,561	657,183
Treasury stock, at cost — 6,600,058 shares in 2008 and 6,497,590 shares in 2007	(102,171)	(98,925)
Accumulated other comprehensive loss, net of tax	(72,599)	(38,802)
Total stockholders’ equity	1,264,881	1,171,823
TOTAL	$11,722,316	$11,852,212

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$131,682	$167,066	$425,113	$484,073
Investment securities available-for-sale	23,143	26,235	75,923	72,505
Securities purchased under resale agreements	1,277	4,013	5,094	11,742
Investment in Federal Home Loan Bank stock	1,390	828	4,153	2,457
Short-term investments	1,957	347	3,546	564
Investment in Federal Reserve Bank stock	413	279	1,122	818
Total interest and dividend income	159,862	198,768	514,951	572,159

INTEREST EXPENSE
Customer deposit accounts	40,757	62,058	136,546	182,144
Federal Home Loan Bank advances	17,140	16,175	54,363	43,555
Securities sold under repurchase agreements	12,063	10,263	33,881	27,675
Long-term debt	2,957	4,101	9,675	11,235
Federal funds purchased	430	2,317	2,176	6,164
Total interest expense	73,347	94,914	236,641	270,773

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	86,515	103,854	278,310	301,386
PROVISION FOR LOAN LOSSES	43,000	3,000	183,000	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,515	100,854	95,310	298,386

NONINTEREST (LOSS) INCOME
Impairment writedown on investment securities	(53,567)	(405)	(63,512)	(405)
Branch fees	4,285	3,836	12,725	10,667
Net gain on sale of investment securities available-for-sale	—	2,772	7,767	5,218
Letters of credit fees and commissions	2,319	2,702	7,472	7,688
Ancillary loan fees	1,783	1,397	3,908	4,164
Income from life insurance policies	1,029	1,132	3,081	3,164
Net gain on sale of loans	144	272	2,272	1,296
Net gain on disposal of fixed assets	44	1,261	221	1,573
Other operating income	413	621	1,867	2,176
Total noninterest (loss) income	(43,550)	13,588	(24,199)	35,541

NONINTEREST EXPENSE
Compensation and employee benefits	17,520	22,081	66,578	63,511
Occupancy and equipment expense	6,817	6,656	20,364	18,583
Amortization and impairment writedowns of premiums on deposits acquired	1,581	1,767	6,145	4,824
Loan related expense	2,361	708	5,967	1,937
Amortization of investments in affordable housing partnerships	1,886	1,017	5,521	3,521
Deposit insurance premiums and regulatory assessments	1,678	350	5,191	1,021
Legal expense	855	653	3,890	1,258
Consulting expense	1,254	992	3,788	2,337
Other real estate owned expense (income)	2,123	—	3,520	(1,247)
Deposit-related expenses	1,231	1,687	3,416	5,236
Data processing	1,055	1,351	3,386	3,403
Impairment writedown on goodwill	272	—	858	—
Other operating expenses	9,893	9,476	28,447	26,591
Total noninterest expense	48,526	46,738	157,071	130,975

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(48,561)	67,704	(85,960)	202,952
(BENEFIT) PROVISION FOR INCOME TAXES	(17,355)	26,368	(33,911)	79,030
NET (LOSS) INCOME	(31,206)	41,336	(52,049)	123,922
PREFERRED STOCK DIVIDENDS	4,089	—	4,089	—
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(35,295)	$41,336	$(56,138)	$123,922

(LOSS) EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$(0.56)	$0.68	$(0.90)	$2.04
DILUTED	$(0.56)	$0.67	$(0.90)	$2.01
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	62,675	61,232	62,586	60,754
DILUTED	62,675	62,088	62,586	61,712

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
						Other
			Additional			Comprehensive		Total
	Preferred	Common	Paid In	Retained	Treasury	Loss,	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Income (Loss)	Equity

BALANCE, JANUARY 1, 2007	$—	$66	$544,469	$525,247	$(40,305)	$(10,087)		$1,019,390
Comprehensive income
Net income for the period				123,922			$123,922	123,922
Net unrealized loss on investment securities available-for-sale						(895)	(895)	(895)
Total comprehensive income							$123,027
Cumulative effect of change in accounting principle pursuant to adoption of FIN 48				(4,628)				(4,628)
Stock compensation costs			4,891					4,891
Tax benefit from stock option exercises			7,177					7,177
Tax benefit from vested restricted stock			192					192
Issuance of 947,388 shares pursuant to various stock plans and agreements		1	10,056					10,057
Issuance of 5,880 shares pursuant to Director retainer fee			219					219
Issuance of 2,032,816 shares pursuant to Desert Community Bank acquisition		2	78,484					78,486
Cancellation of 71,001 shares due to forfeitures of issued restricted stock			2,591		(2,591)			—
Purchase of 22,267 shares of treasury stock due to the vesting of restricted stock					(814)			(814)
Purchase of 1,375,000 shares of treasury stock pursuant to the Stock Repurchase Program					(53,142)			(53,142)
Dividends paid on common stock				(18,300)				(18,300)
BALANCE, SEPTEMBER 30, 2007	$—	$69	$648,079	$626,241	$(96,852)	$(10,982)		$1,166,555

BALANCE, JANUARY 1, 2008	$—	$70	$652,297	$657,183	$(98,925)	$(38,802)		$1,171,823
Comprehensive loss
Net loss for the period				(52,049)			$(52,049)	(52,049)
Net unrealized loss on investment securities available-for-sale						(33,797)	(33,797)	(33,797)
Total comprehensive loss							$(85,846)
Cumulative effect of change in accounting principle pursuant to adoption of EITF 06-4				(479)				(479)
Stock compensation costs			4,515					4,515
Tax benefit from stock option exercises			159					159
Tax provision from vested restricted stock			(397)					(397)
Issuance of 200,000 shares Series A convertible preferred stock, net of stock issuance costs			194,068					194,068
Conversion of 2,600 shares of Preferred Stock			(2,523)					(2,523)
Issuance of 168,983 shares of Common Stock from converted 2,600 shares of Preferred Stock			2,523					2,523
Issuance of 400,834 shares pursuant to various stock plans and agreements			1,623					1,623
Issuance of 18,361 shares pursuant to Director retainer fee			219					219
Cancellation of 102,058 shares due to forfeitures of issued restricted stock			3,238		(3,238)			—
Purchase accounting adjustment pursuant to DCB Acquisition			2,298					2,298
Purchase of 410 shares of treasury stock due to the vesting of restricted stock					(8)			(8)
Dividends paid on preferred stock				(4,089)				(4,089)
Dividends paid on common stock				(19,005)				(19,005)
BALANCE, SEPTEMBER 30, 2008	$—	$70	$858,020	$581,561	$(102,171)	$(72,599)		$1,264,881

							Nine Months Ended September 30,
							2008	2007
							(In thousands)
Disclosure of reclassification amounts:
Unrealized holding (loss) gain on securities arising during the period, net of tax (benefit) expense of $(47,887) in 2008 and $1,544 in 2007							$(66,129)	$2,131
Less: Reclassification adjustment for loss (gain) included in net income, net of tax (benefit) expense of $(23,413) in 2008 and $2,192 in 2007							32,332	(3,026)
Net unrealized loss on securities, net of tax benefit of $24,474 in 2008 and $648 in 2007							$(33,797)	$(895)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(52,049)	$123,922
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,754	9,915
Impairment writedown on goodwill	858	—
Impairment writedown of investment securities	63,512	405
Stock compensation costs	4,515	4,891
Deferred tax benefit	(78,929)	(15,531)
Provision for loan losses	183,000	3,000
Provision for loss on other real estate owned	2,121	—
Net gain on sales of investment securities, loans and other assets	(8,570)	(8,725)
Federal Home Loan Bank stock dividends	(3,777)	(2,691)
Originations of loans held for sale	(42,100)	(29,796)
Proceeds from sale of loans held for sale	42,458	29,806
Tax benefit from stock options exercised	(159)	(7,177)
Tax provision (benefit) from vested restricted stock	397	(192)
Net change in accrued interest receivable and other assets	25,755	32,583
Net change in accrued interest payable, accrued expenses and other liabilities	(5,485)	20,319
Total adjustments	196,350	36,807
Net cash provided by operating activities	144,301	160,729

CASH FLOWS FROM INVESTING ACTIVITIES
Net loan decrease (increase)	265,375	(964,301)
Purchases of:
Short term investments	(495)	—
Securities purchased under resale agreements	—	(150,000)
Investment securities available-for-sale	(1,657,219)	(646,750)
Federal Home Loan Bank stock	(9,400)	(23,163)
Federal Reserve Bank stock	(5,904)	(600)
Premises and equipment	(3,173)	(10,812)
Proceeds from sale of:
Investment securities available-for-sale	376,148	423,738
Securities purchased under resale agreements	100,000	100,000
Loans receivable	148,254	19,612
Real estate owned	28,084	4,130
Premises and equipment	85	6,710
Maturity of interest-bearing deposits in other banks	—	1,205
Repayments, maturity and redemption of investment securities available-for-sale	1,011,854	971,971
Redemption of Federal Home Loan Bank stock	12,000	31,767
Acquisitions, net of cash acquired	(1,158)	(7,341)
Net cash provided by (used in) investing activities	264,451	(243,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	257,435	(263,508)
Net (decrease) increase in federal funds purchased	(191,832)	14,910
Net (decrease) increase in Federal Home Loan Bank advances	(270,000)	291,500
(Repayment) purchases of of securities sold under repurchase agreements	(2,488)	25,837
Repayment of notes payable on affordable housing investments	(7,091)	(6,081)
Proceeds from issuance of long-term debt	—	50,000
Proceeds from issuance of common stock pursuant to various stock plans and agreements	1,623	10,057
Proceeds from issuance of convertible preferred stock, net of stock issuance costs	194,068	—
Tax benefit from stock options exercised	159	7,177
Tax (provision) benefit from vested restricted stock	(397)	192
Dividends paid on preferred stock and common stock	(23,094)	(18,300)
Purchase of treasury shares pursuant to stock repurchase program and vesting of restricted stock	(8)	(53,956)
Net cash (used in) provided by financing activities	(41,625)	57,828

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	367,127	(25,277)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,347	192,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$527,474	$167,282

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$231,717	$273,217
Income tax payments, net of refunds	39,743	86,605
Noncash investing and financing activities:
Real estate acquired through foreclosure	46,614	622
Affordable housing investment financed through notes payable	3,000	9,613
Purchase accounting adjustment in connection with acquisition	2,298	—
Issuance of common stock in lieu of Board of Director retainer fees	219	219
Guaranteed mortgage loan securitizations	—	1,067,309
Issuance of common stock in connection with acquisition	—	78,486
Equity interests in East West Capital Trusts	—	1,547

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

1.              BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc.  Intercompany transactions and accounts have been eliminated in consolidation.  East West also has nine wholly-owned subsidiaries that are statutory business trusts (the “Trusts”).  In accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Certain items in the condensed consolidated statements of operations for the three and nine months ended 2008 and 2007 were reclassified to conform to the year-to-date 2008 presentation.  These reclassifications did not affect previously reported net income.  In June 2008, the Company reclassified net gain on sale of other real estate owned (“OREO”) from the caption Noninterest Income to Noninterest Expense in order to present all OREO activity in a single line item.  As a result, $1.3 million for the three and nine months ended September 30, 2007, previously included under the caption Noninterest Income was reclassified to OREO expense (income), which is a component of Noninterest Expense.  Additionally, during the third quarter of 2008, the Company reclassified impairment writedowns on investment securities from the caption Noninterest Expense to Noninterest Income.  As a result, $9.9 million and $405 thousand in other-than-temporary impairment (“OTTI”) charges recorded during the first six months of 2008 and first nine months ended 2007, respectively, were reclassified from the caption Noninterest Expense to Noninterest Income.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.  The Company adopted SFAS 157 on a prospective basis.  The adoption of SFAS 157 on January 1, 2008 did not have any impact on the Company’s financial condition, results of operations, or cash flows.  The adoption of this standard resulted in additional disclosures which are presented in Note 3 of the Company’s condensed consolidated financial statements presented elsewhere in this report.  In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008.  This additional guidance is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP SFAS 157 157-3 clarified the application of SFAS 157 in an inactive market.  It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued as of September 30, 2008.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

3.              FAIR VALUE MEASUREMENT

The Company adopted SFAS 157 and SFAS 159, effective January 1, 2008.  SFAS 157 provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale (“AFS”) portfolio, equity swap agreements, derivatives payable, mortgage servicing assets, and impaired loans.

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

•                  Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.  Level 2 financial instruments typically include U.S. Government and agency mortgage-backed securities, U.S. Government sponsored enterprise preferred stock securities, trust preferred securities, and equity swap agreements.

•                  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category typically includes mortgage servicing assets, impaired loans, private label mortgage-backed securities, retained residual interests in securitizations, pooled trust preferred securities, and derivatives payable.

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to SFAS 157.  The following table presents financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis.  These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of September 30, 2008.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of September 30, 2008
	Fair Value Measurements September 30, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Investment Securities (“AFS”)	$2,047,244	$5,083	$1,349,070	$693,091
Equity Swap Agreements	14,979	—	14,979	—
Derivatives Payable	(15,093)	—	—	(15,093)

	Assets Measured at Fair Value on a Non-Recurring Basis as of September 30, 2008
	Fair Value Measurements September 30, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Mortgage Servicing Assets	$18,782	$—	$—	$18,782
Impaired Loans	174,864	—	—	174,864

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following table provides a reconciliation of the beginning and ending balances for asset categories measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

	Investment Securities Available for Sale	Mortgage Servicing Assets	Impaired Loans	Derivatives Payable
	(In Thousands)

Beginning balance, July 1, 2008	$607,484	$19,391	$157,461	$—
Total gains or losses (1)
Included in earnings (realized)	952	(667)	22,821	—
Included in other comprehensive loss (unrealized) (2)	31,340	—	—	—
Purchases, issuances, sales, settlements (3)	(27,469)	58	—	—
Transfers in and/or out of Level 3 (4)	80,784	—	(5,418)	(15,093)
Ending balance September 30, 2008	$693,091	$18,782	$174,864	$(15,093)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at September 30, 2008 (4)	$(6,618)	$—	$—	$—

	Investment Securities Available for Sale	Mortgage Servicing Assets	Impaired Loans	Derivatives Payable
	(In Thousands)

Beginning balance, January 1, 2008	$700,434	$21,558	$107,544	$—
Total gains or losses (1)
Included in earnings (realized)	4,423	(3,699)	(16,587)	—
Included in other comprehensive loss (unrealized) (2)	(4,625)	—	—	—
Purchases, issuances, sales, settlements (3)	(87,925)	923	—	—
Transfers in and/or out of Level 3 (4)	80,784	—	83,907	(15,093
Ending balance September 30, 2008	$693,091	$18,782	$174,864	$(15,093
Changes in unrealized losses included in earnings relating to assets and liabilities still held at September 30, 2008 (4)	$(8,192)	$—	$—	$—

1)             Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities.  Realized gains or losses are reported in the condensed consolidated statements of operations.

2)             Unrealized gains or losses on investment securities are reported in accumulated other comprehensive loss, net of tax in the condensed consolidated statements of changes in stockholders’ equity.

3)             Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period.  The amounts are recorded at their end of period fair values.

4)             Transfers in and/or out represent existing assets and liabilities that were either previously categorized as a higher level and the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 and the lowest significant input became observable during the period.  These assets and liabilities are recorded at their end of period fair values.

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

The Company’s Level 3 available-for-sale securities include private label mortgage-backed securities, pooled trust preferred debt and equity securities, and residual securities that have been retained by the Company in connection with the private label loan securitization activities.  The fair values of private label mortgage-backed securities and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157.  However, as a result of the global financial crisis and illiquidity in the U.S. markets, it is the Company’s view that current broker prices on private label mortgage-backed securities and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  In light of these circumstances, the Company has amended its approach to obtaining the current values of these securities.  The Company examines the facts and circumstances of each security to determine appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  In order to determine the appropriate discount rate for the calculation of the fair value derived from the income approach, we have made assumptions related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates.  The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value on each private label mortgage-backed and pooled trust preferred security.

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

Equity Swap Agreements – The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This deposit product, which has a term of 5 years or 5½ years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”).  The fair value of these equity swap agreements is based on the income approach.  The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  The Company’s consideration of its counterparty’s credit risk resulted in a $547 thousand adjustment to the valuation of the equity swap agreements.  The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

Derivatives Payable – The Company’s derivatives payable are recorded in conjunction with the certificate of deposits (“host instrument”) that pays interest based on changes in the HSCEI and are included in interest-bearing deposits on the consolidated balance sheets.  The fair value of these embedded derivatives is based on the income approach.  The Company’s consideration of its own credit risk resulted in a $433 thousand adjustment to the valuation of the derivative liabilities, and a net loss of $114 thousand was recognized in noninterest expense as the net difference between the valuation of the equity swap agreements and derivatives payable for the quarter ended September 30, 2008.  The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

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

Impaired Loans – In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of September 30, 2008, the impaired loan balance, net of the specific reserve, was $174.9 million.  Impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

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

During the three and nine months ended September 30, 2008, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $1.5 million and $4.5 million, respectively, with related tax benefits of $630 thousand and $1.9 million, respectively.  During the three and nine months ended September 30, 2007, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $1.7 million and $4.9 million, respectively, with related tax benefits of $731 thousand and $2.1 million, respectively.

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

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands) (1)
Outstanding at beginning of period	2,099,120	$21.71
Granted	721,499	18.71
Exercised	(59,298)	10.15
Forfeited	(106,518)	32.39
Outstanding at end of period	2,654,803	$20.73	3.57 years	$1,094
Vested or expected to vest	2,581,949	$20.60	3.51 years	$1,091
Exercisable at end of period	1,592,401	$17.68	2.03 years	$1,062

(1) The aggregate intrinsic value excludes shares of 1,859,563 weighted average options outstanding as of and for the nine months ended September 30, 2008, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008	2007
Expected term (1)	—	(5)	4 years	4 years	4 years
Expected volatility (2)	—	(5)	23.8%	27.9%	24.1%
Expected dividend yield (3)	—	(5)	1.1%	1.2%	1.1%
Risk-free interest rate (4)	—	(5)	4.0%	2.6%	4.5%

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

(4)         The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5)         The Company did not issue any stock options during the third quarter of 2008.

During the three and nine months ended September 30, 2008 and 2007, information related to stock options is presented as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008	2007

Weighted average fair value of stock options granted during the period	$—	(1)	$8.13	$4.27	$9.20
Total intrinsic value of options exercised (in thousands)	$43		$2,630	$380	$17,070
Total fair value of options vested (in thousands)	$103		$66	$1,325	$734

(1)         The Company did not issue any stock options during the third quarter of 2008.

As of September 30, 2008, total unrecognized compensation cost related to stock options amounted to $4.2 million.  The cost is expected to be recognized over a weighted average period of 3.4 years.

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

A summary of the activity for restricted stock as of September 30, 2008, including changes during the nine months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	683,336	$34.48
Granted	277,608	19.66
Vested	(49,891)	36.18
Forfeited	(102,058)	31.71
Outstanding at end of period	808,995	$29.64

The weighted average fair values of restricted stock awards granted during the nine months ended September 30, 2008 and 2007 were $19.66 and $38.45, respectively.

As of September 30, 2008, total unrecognized compensation cost related to restricted stock awards amounted to $13.6 million.  This cost is expected to be recognized over a weighted average period of 2.8 years.

The Company also grants performance restricted stock with a two-year cliff vesting to an executive officer.  The number of shares that the executive will receive under these stock awards will ultimately depend on the Company’s achievement of specified performance targets over the specified performance periods.  At the end of each performance period, the number of stock awards issued will be determined by adjusting upward or downward from the target amount of shares in a range approximately between 25% and 125%.  The final performance percentages on which the payouts will be based, considering performance metrics established for the performance periods, will be determined by the Board of Directors or a committee of the Board.  If the Company performs below its performance targets, the Board or the committee may, at its discretion, choose not to award any shares.  Shares of stock, if any, will be issued following the end of each performance period.  Compensation costs are accrued over the service period and are based on the probable outcome of the performance condition.  The maximum number of shares subject to these stock awards varies for each grant representing a maximum total of 140,767 shares as of September 30, 2008.

5.              INVESTMENTS AVAILABLE-FOR-SALE

In September 2008, sustained liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and to cease the payment of dividends on these government-sponsored entities’ preferred and common stock.  These developments have further adversely impacted the ratings and fair values of Fannie Mae and Freddie Mac preferred stock.  In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company recorded $47.0 million in other-than-temporary impairment (“OTTI”) charges on these preferred stock securities during the third quarter of 2008.  Total impairment charges recorded on Fannie Mae and Freddie Mac preferred stock amounted to $55.3 million for the nine months ended September 30, 2008.  As of September 30, 2008, the total fair value of Fannie Mae and Freddie Mac preferred securities have been reduced to $3.3 million.

During the third quarter of 2008, the Company also recorded impairment charges on certain pooled trust preferred debt and equity securities amounting to $6.6 million in accordance with the provisions of SFAS 115, FSP FAS 115-1 and FAS 124-1, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.  For the nine months ended September 30, 2008, total impairment charges recorded on pooled trust preferred debt and equity securities amounted to $8.2 million.

6.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill amounted to $337.3 million and $335.4 million at September 30, 2008 and December 31, 2007, respectively.  Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant.  The Company records impairment writedowns as charges to noninterest expense and adjustments to the carrying value of goodwill.  Subsequent reversals of goodwill impairment are prohibited.

During the third quarter of 2008, both the U.S. and global financial markets continued to experience volatility and the effect of such volatility continued to unfavorably impact the market prices of banking stocks, including the Company’s.  As of September 30, 2008, the Company’s market capitalization based on total outstanding common and preferred shares was $1.05 billion and its total stockholders’ equity was $1.26 billion.  As a result, the Company performed an impairment analysis as of September 30, 2008 to determine whether and to what extent, if any, recorded goodwill was impaired.  The valuation analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts.  If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

As a result of this analysis, it was determined that there was further deterioration in the fair value of the Company’s insurance agency reporting unit, East West Insurance Services, Inc.  The Company recorded additional goodwill impairment of $272 thousand as a charge to earnings during the third quarter of 2008.  This amount represents the remaining goodwill balance for this reporting unit.  Total goodwill impairment charges recorded for East West Insurance Services, Inc. amounted to $858 thousand for the nine months ended September 30, 2008.  These impairment charges had no effect on the Company’s cash balances or liquidity.  In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected by this non-cash expense.  No assurance can be given that goodwill will not be written down further in future periods.  The Company did not record any goodwill impairment writedowns during the first nine months of 2007.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed from various acquisitions.  The gross carrying amount of deposit premiums totaled $43.0 million and $46.9 million, respectively, with related accumulated amortization amounting to $19.9 million and $18.5 million, respectively, at September 30, 2008 and December 31, 2007.  During the first quarter of 2008, the Company recorded an $855 thousand impairment writedown on deposit premiums initially recorded for the Desert Community Bank (“DCB”) acquisition due to higher than anticipated runoffs in certain deposit categories.  The Company did not record any impairment writedowns on deposit premiums during 2007.

7.              ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Allowance balance, beginning of period	$168,413	$77,280	$88,407	$78,201
Allowance from acquisition	—	4,125	—	4,125
Allowance for unfunded loan commitments and letters of credit	5,437	1,013	5,669	824
Provision for loan losses	43,000	3,000	183,000	3,000
Chargeoffs:
Single family real estate	1,023	—	1,732	—
Multifamily real estate	1,006	—	1,442	—
Commercial and industrial real estate	21,690	—	43,108	—
Construction	16,138	516	40,429	516
Commercial business	4,401	392	18,136	1,437
Automobile	63	1	226	1
Other consumer	34	—	74	11
Total chargeoffs	44,355	909	105,147	1,965

Recoveries:
Single family real estate	1	—	3	—
Commercial and industrial real estate	1,899	18	1,905	18
Construction	2,581	—	2,581	—
Commercial business	177	25	714	348
Automobile	2	13	23	14
Total recoveries	4,660	56	5,226	380
Net chargeoffs	39,695	853	99,921	1,585
Allowance balance, end of period	$177,155	$84,565	$177,155	$84,565
Average loans outstanding	$8,451,517	$8,433,268	$8,725,596	$8,236,948
Total gross loans outstanding, end of period	$8,289,433	$8,558,314	$8,289,433	$8,558,314
Annualized net chargeoffs to average loans	1.88%	0.04%	1.53%	0.03%
Allowance for loan losses to total gross loans, end of period	2.14%	0.99%	2.14%	0.99%

At September 30, 2008, the allowance for loan losses amounted to $177.2 million, or 2.14% of total loans, compared with $88.4 million, or 1.00% of total loans, at December 31, 2007, and $84.6 million, or 0.99% of total loans, at September 30, 2007.  The increase in the allowance for loan losses is primarily due to the $183.0 million in provisions for loan losses recorded during the nine months ended September 30, 2008.  In comparison, $3.0 million in loss provisions were recorded during same period in 2007.  In response to the unprecedented downturn in the real estate and housing markets, the Company performed an extensive evaluation of certain sectors of its loan portfolio during the second and third quarters of 2008 to identify and mitigate potential losses in loan categories that were especially hard hit by current market conditions.  As part of this evaluation process, the Company ordered new appraisals for land, residential construction, and commercial construction loans and also engaged the services of an independent third party to make a current assessment as to the financial strength of the borrowers.  The significant increase in loan loss provisions recorded during the first nine months of 2008, relative to the same period in 2007, reflects the findings and results from the Company’s comprehensive loan review efforts.

During the nine months ended September 30, 2008, we recorded $99.9 million in net chargeoffs, compared to $1.6 million in net chargeoffs recorded during the first nine months of 2007.  Of the $99.9 million in net chargeoffs recorded during the first nine months of 2008, 78% or $78.4 million were related to land and residential constructions loans.  Moreover, the volume of delinquent and nonperforming loans also increased significantly in 2008 relative to 2007 as a result of the deterioration in the real estate and housing markets.

8.              COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying interim condensed consolidated financial statements.  As of September 30, 2008 and December 31, 2007, respectively, undisbursed loan commitments amounted to $1.71 billion and $2.72 billion, respectively.  Commercial and standby letters of credit amounted to $559.3 million and $619.9 million as of September 30, 2008 and December 31, 2007, respectively.

Guarantees – From time to time, the Company securitizes loans with recourse in the ordinary course of business.  For loans that have been securitized with recourse, the recourse component is considered a guarantee.  When the Company securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of September 30, 2008, total loans securitized with recourse amounted to $566.0 million and were comprised of $63.8 million in single family loans with full recourse and $502.2 million in multifamily loans with limited recourse.  In comparison, total loans securitized with recourse amounted to $650.2 million at December 31, 2007, comprised of $72.7 million in single family loans with full recourse and $577.5 million in multifamily loans with limited recourse.  The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans.  All of these transactions represent securitizations with Fannie Mae.  The Company’s recourse reserve related to loan securitizations totaled $1.2 million and $3.0 million as of September 30, 2008 and December 31, 2007, respectively, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from single family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan.  When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of September 30, 2008 and December 31, 2007, the amount of loans sold without recourse totaled $790.9 million and $606.5 million, respectively.  Total loans securitized without recourse amounted to $1.06 billion and $1.19 billion, respectively, at September 30, 2008 and December 31, 2007.  The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation - Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2008.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

9.              INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  In conjunction with the $47.0 million OTTI charges recorded on the Fannie Mae and Freddie Mac preferred stock during the third quarter of 2008, the Company concluded that the related deferred tax asset of $5.7 million will not “more likely than not” be utilized, and a $5.7 million valuation allowance was provided against the entire net deferred tax asset.  However, due to the passage of the Emergency Economic Stabilization Act (“EESA”) in October 2008, this legislation provided banks with tax relief by treating OTTI losses on Fannie Mae and Freddie Mac preferred stock as ordinary losses, instead of capital losses.  As a result of this law change, the Company anticipates an additional $5.7 million in tax benefit related to these OTTI charges to be recognized during the fourth quarter of 2008.

The income tax benefit for the three months ended September 30, 2008 amounted to $17.4 million representing an effective tax rate of 35.7% for the period.  In comparison, the provision for income taxes of $26.4 million for the three months ended September 30, 2007 represented an effective tax rate of 38.9% for the quarter.  The income tax benefit for the third quarter of 2008 reflects the utilization of affordable housing tax credits totaling $2.0 million, compared to $1.3 million in tax credits utilized during the third quarter of 2007.

For the first nine months of 2008, the income tax benefit totaled $33.9 million representing an effective tax rate of 39.4%.  This compares to $79.0 million income tax expense, representing a 38.9% effective tax rate, recorded for the first nine months of 2007.  For the first nine months of 2008, the income tax benefit reflects the utilization of $5.3 million in tax credits, compared to $3.8 million in tax credits utilized during the same period in 2007.  The $858 thousand goodwill impairment charge recorded during the first nine months of 2008 is not deductible for tax purposes.  Due to the high degree of variability of the estimated annual effective tax rate when considering the range of projected income for the remainder of the year, the Company has determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.

10.       STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share (“EPS”) – The actual number of shares outstanding at September 30, 2008 was 63,623,131.  Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.  In accordance with SFAS No. 128, Earnings Per Share, due to the net loss recorded during the three and nine months ended September 30, 2008, incremental shares resulting from the assumed conversion, exercise, or contingent issuance of securities are not included as their effect on earnings or loss per share would be antidilutive.

The following table sets forth (loss) earnings per share calculations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008			2007
	Net (loss) available to	Number	Per Share	Net income available to	Number	Per Share
	common stockholders	of Shares	Amounts	common stockholders	of Shares	Amounts
	(In thousands, except per share data)

Net (loss) income as reported	$(31,206)	—	$—	$41,336	—	$—
Less: Preferred stock dividends	(4,089)	—	—	—	—	—
Basic (loss) earnings per share	$(35,295)	62,675	$(0.56)	$41,336	61,232	$0.68

Effect of dilutive securities:
Stock options	—	—	—	—	620	(0.01)
Restricted stock	—	—	—	—	207	—
Stock warrants	—	—	—	—	29	—
Diluted (loss) earnings per share	$(35,295)	62,675	$(0.56)	$41,336	62,088	$0.67

	Nine Months Ended September 30,
	2008			2007
	Net (loss) available to	Number	Per Share	Net income available to	Number	Per Share
	common stockholders	of Shares	Amounts	common stockholders	of Shares	Amounts
	(In thousands, except per share data)

Net (loss) income as reported	$(52,049)	—	$—	$123,922	—	$—
Less: Preferred stock dividends	(4,089)	—	—	—	—	—
Basic (loss) earnings per share	$(56,138)	62,586	$(0.90)	$123,922	60,754	$2.04

Effect of dilutive securities:
Stock options	—	—	—	—	720	(0.03)
Restricted stock	—	—	—	—	198	—
Stock warrants	—	—	—	—	40	—
Diluted (loss) earnings per share	$(56,138)	62,586	$(0.90)	$123,922	61,712	$2.01

The following outstanding convertible preferred stock, stock options, restricted stock and stock warrants for the three and nine months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	(In thousands)
Convertible preferred stock	12,955	—	7,617	—
Stock options	2,435	539	1,995	192
Restricted stock	710	—	651	—

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

Stock Repurchase Program – During 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company’s common stock.  The Company did not repurchase any shares during the nine months ended September 30, 2008 in connection with this stock repurchase program.

Quarterly Dividends – The Company’s Board of Directors declared and paid quarterly preferred stock cash dividends of $20.00 per share payable on or about August 1, 2008 to shareholders of record on July 15, 2008.  Cash dividends totaling $4.1 million were paid to the Company’s preferred stock shareholders during the three and nine months ended September 30, 2008.

The Company’s Board of Directors also declared and paid quarterly common stock cash dividends of $0.10 per share payable on or about August 19, 2008 to shareholders of record on August 6, 2008.  Cash dividends totaling $6.3 million and $19.0 million were paid to the Company’s common shareholders during the three and nine months ended September 30, 2008, respectively.

11.       BUSINESS SEGMENTS

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.  Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses.  Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics.  Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business.  Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume.  The provision for credit losses is allocated based on actual chargeoffs for the period as well as average loan volume for each segment during the period.  The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Commencing in the second quarter of 2008, the Company revised the allocation of certain investment securities and related revenues and expenses previously included in the Treasury segment.  Specifically, investment securities that have resulted from the Company’s in-house securitization activities have been allocated to the operating segments (i.e. retail banking, commercial lending, and residential lending) that initially originated the underlying loans.  Interest income, related premium amortizations and discount accretions, as well as any gains or losses from the sale of these investment securities have also been allocated to the appropriate operating segments.  As a result of these changes, the Company has revised its results for the comparable periods in 2007 to reflect the current allocation methodology between the treasury segment and the other operating segments.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$43,484	$79,833	$19,359	$16,808	$378	$159,862
Charge for funds used	(20,567)	(35,898)	(37,888)	(7,655)	—	(102,008)
Interest spread on funds used	22,917	43,935	(18,529)	9,153	378	57,854
Interest expense	(32,494)	(3,454)	(37,399)	—	—	(73,347)
Credit on funds provided	49,598	3,867	48,543	—	—	102,008
Interest spread on funds provided	17,104	413	11,144	—	—	28,661
Net interest income (expense)	$40,021	$44,348	$(7,385)	$9,153	$378	$86,515

Depreciation, amortization and accretion	$2,818	$192	$(2,987)	$(237)	$2,867	$2,653
Goodwill	269,865	16,867	—	50,599	—	337,331
Segment pretax profit (loss)	(8,282)	9,622	(63,518)	165	13,452	(48,561)
Segment assets	2,949,210	5,228,985	1,855,655	1,077,864	610,602	11,722,316

	Three Months Ended September 30, 2007
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$71,788	$88,930	$17,860	$19,204	$986	$198,768
Charge for funds used	(48,304)	(59,277)	(21,010)	(13,657)	—	(142,248)
Interest spread on funds used	23,484	29,653	(3,150)	5,547	986	56,520
Interest expense	(47,120)	(5,119)	(42,675)	—	—	(94,914)
Credit on funds provided	84,826	8,683	48,739	—	—	142,248
Interest spread on funds provided	37,706	3,564	6,064	—	—	47,334
Net interest income	$61,190	$33,217	$2,914	$5,547	$986	$103,854

Depreciation, amortization and accretion	$2,852	$223	$(1,030)	$(17)	$1,300	$3,328
Goodwill	250,507	16,700	—	66,802	858	334,867
Segment pretax profit (loss)	39,646	25,832	2,176	5,575	(5,525)	67,704
Segment assets	4,086,396	4,516,308	1,335,395	1,138,951	563,113	11,640,163

	Nine Months Ended September 30, 2008
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$151,658	$253,950	$53,546	$53,593	$2,204	$514,951
Charge for funds used	(76,828)	(123,884)	(79,163)	(27,863)	—	(307,738)
Interest spread on funds used	74,830	130,066	(25,617)	25,730	2,204	207,213
Interest expense	(109,582)	(10,813)	(116,246)	—	—	(236,641)
Credit on funds provided	167,118	13,748	126,872	—	—	307,738
Interest spread on funds provided	57,536	2,935	10,626	—	—	71,097
Net interest income (expense)	$132,366	$133,001	$(14,991)	$25,730	$2,204	$278,310

Depreciation, amortization and accretion	$9,906	$613	$(4,966)	$(255)	$7,456	$12,754
Goodwill	269,865	16,867	—	50,599	—	337,331
Segment pretax (loss) profit	(12,660)	(11,995)	(83,898)	12,898	9,695	(85,960)
Segment assets	2,949,210	5,228,985	1,855,655	1,077,864	610,602	11,722,316

	Nine Months Ended September 30, 2007
	Retail	Commercial		Residential
	Banking	Lending	Treasury	Lending	Other	Total
	(In thousands)

Interest income	$206,574	$251,668	$50,759	$59,350	$3,808	$572,159
Charge for funds used	(142,159)	(170,644)	(57,920)	(42,632)	—	(413,355)
Interest spread on funds used	64,415	81,024	(7,161)	16,718	3,808	158,804
Interest expense	(133,382)	(16,002)	(121,389)	—	—	(270,773)
Credit on funds provided	243,980	25,656	143,719	—	—	413,355
Interest spread on funds provided	110,598	9,654	22,330	—	—	142,582
Net interest income	$175,013	$90,678	$15,169	$16,718	$3,808	$301,386

Depreciation, amortization and accretion	$7,807	$574	$(1,979)	$(25)	$3,538	$9,915
Goodwill	250,507	16,700	—	66,802	858	334,867
Segment pretax profit (loss)	119,611	77,118	14,483	15,880	(24,140)	202,952
Segment assets	4,086,396	4,516,308	1,335,395	1,138,951	563,113	11,640,163

12.       SUBSEQUENT EVENTS

On October 14, 2008, the U.S. Department of Treasury announced the Treasury Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions that will qualify as Tier I capital.  The Company has applied for the maximum amount of additional capital allowed under the program based on the Company’s level of total risk-weighted assets as of June 30, 2008.  The Company’s application to participate in the program is subject to approval from the U.S. Department of Treasury.

On October 27, 2008, the Company announced that its Board of Directors has authorized the payment of dividends on both its preferred and common stock for the fourth quarter of 2008.  The $20.00 per share cash dividend on the preferred stock is payable on or about November 3, 2008 to shareholders of record as of October 15, 2008.  The common stock cash dividend of $0.10 per share will be payable on or about November 24, 2008 to shareholders of record on November 10, 2008.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes.  We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of September 30, 2008.

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

•                  classification, valuation and OTTI review of investment securities;

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

Recent Developments

There have been significant disruptions in the U.S. and international financial system during the period covered by this report.  As a result, available credit has been reduced or ceased to exist.  The reduction in availability of credit, loss of confidence in the financial sector, and volatility in financial markets adversely affects the Company, the Bank and the performance of the Company’s stock.  The U.S. government, the governments of other countries, and multinational institutions has provided vast

amounts of liquidity and capital into the banking system.   In addition, as discussed below, the Company’s results of operations have been impacted by the federal government’s conservatorship of Fannie Mae and Freddie Mac, which led to the recording of significant charges on investment securities during the quarter ended September 30, 2008.

In response to the financial crises affecting the overall banking system and financial markets in the United States, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  Under the EESA, the United States Treasury Department (“Treasury”) has authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law.  TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets.  On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks.  The general terms of this preferred stock program include:

•                  dividends on the Treasury’s preferred stock at a rate of 5% for the first five years and 9% dividends thereafter;

•                  common stock dividends cannot be increased for three years while Treasury is an investor unless preferred stock is redeemed or consent from Treasury is received;

•                  the Treasury preferred stock cannot be redeemed for three years unless the participating bank raises qualifying private capital;

•                  Treasury’s must consent to any buy back of other stock (common or other preferred);

•                  Treasury receives warrants equal to 15% of Treasury’s total investment in the participating institution; and participating institution’s executives must agree to certain compensation restrictions, and

•                  restrictions on the amount of executive compensation which is tax deductible.

The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although both the Company and its banking subsidiary meet all applicable regulatory capital requirements and remain well capitalized, the Company currently has applied for the maximum in additional capital as part of the TARP capital purchase program.

Federal and state governments could pass additional legislation responsive to current credit conditions.  As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the principal amount or interest rate under existing loan contracts.  Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits.  The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund.  Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund.  In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums.  An increase in premium assessments would increase the Company’s expenses.  The EESA included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009.  On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  All eligible institutions will be covered under the program for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed an annualized 10 basis point surcharge on the additional insured deposits.  The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, and or could cause new customers to open deposit accounts at the Bank.  The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin.  As a result of these measures, it is likely that the premiums the Bank pays for FDIC insurance will increase, which would adversely affect net income.  The impact of such measures cannot be assessed at this time.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop.  It is not clear at this time what impact EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.

Overview

During the third quarter of 2008, the turbulence and uncertainty in the U.S. financial markets have adversely impacted credit markets on a global scale.  Liquidity concerns and credit issues have resulted in the U.S. government’s conservatorship of Fannie Mae and Freddie Mac as well as the failure and insolvency of several large financial companies.  Although we continued to face unprecedented economic challenges, we maintained our focus on strengthening our balance sheet by stabilizing our problem loans, reducing our credit risk exposures, and improving both our capital and liquidity positions.

Our capital position remains strong.  As of September 30, 2008, our total risk-based capital ratio was 13.12% or $318.5 million more than the 10.00% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 11.12% and our Tier 1 leverage ratio of 9.84% as of September 30, 2008 also significantly exceeded regulatory guidelines for well-capitalized banks.

Our liquidity position remains strong.  During the third quarter of 2008, we further strengthened our liquidity position by obtaining additional borrowing capacity from the Federal Reserve discount window of almost $900.0 million.  As of September 30, 2008, we had $527.5 million in cash and cash equivalents and approximately $2.29 billion in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“FRB”) and federal funds facilities with several financial institutions.  Despite volatile and challenging market conditions, we experienced a 4% or $257.4 million deposit growth during the first nine months ended September 30, 2008, with total deposits increasing to $7.54 billion as of September 30, 2008, compared with $7.28 billion as of December 31, 2007.  Our ongoing efforts to deleverage our balance sheet have resulted in a lower loan to deposit ratio of 110% at September 30, 2008, compared to 115% at June 30, 2008 and 122% at December 31, 2007.  We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations.

Our nonperforming asset and delinquency trends have stabilized.  Nonperforming assets totaled $200.6 million representing 1.71% of total assets at September 30, 2008.  This compares to $193.1 million or 1.64% of total assets at June 30, 2008 and $67.5 million or 0.57% of total assets at December 31, 2007.  Nonperforming assets as of September 30, 2008 are comprised of nonaccrual loans totaling $177.3 million, other real estate owned (“OREO”) totaling $17.6 million, and loans modified or restructured amounting to $5.7 million.  Included in nonaccrual loans as of September 30, 2008 are seventeen loans totaling $27.3 million which were not 90 days past due as of September 30, 2008, but have been classified as nonaccrual due to concerns surrounding collateral values and future collectibility.  Nonaccrual loans continued to be impacted by the deterioration in the residential construction and land portfolios, which comprised $119.1 million or 67% of total nonaccrual loans.  Our delinquency trends have improved relative to the previous quarter, with notable improvements coming from the 30-59 days and 60-89 days delinquent categories.  Total delinquent loans decreased to $315.7 million as of September 30, 2008 compared to $368.7 million as of June 30, 2008.

At September 30, 2008, the allowance for loan losses amounted to $177.2 million or 2.14% of total gross loans, compared to $168.4 million or 1.95% as of June 30, 2008.  We recorded $43.0 million in loan loss provisions during the third quarter of 2008, compared to $85.0 million in the second quarter of 2008 and $55.0 million in the first quarter of 2008.  Total net chargeoffs amounted to $39.7 million during the third quarter of 2008, compared to $34.8 million during the second quarter of 2008.  Approximately 82%, or $32.7 million, of the total net chargeoffs recorded during the third quarter of 2008 were related to land and residential construction loans of which 70% were located in the Inland Empire.

Our core operating earnings remain profitable.  In addition to $43.0 million in loan loss provisions, the $31.2 million, or $(0.56) per share, net loss that we recorded during the third quarter of 2008 includes $53.6 million in other than temporary impairment (“OTTI”) charges on investment securities.  A large portion of the non-cash OTTI charges, approximately $47.0 million, was related to preferred stock issued by Fannie Mae and Freddie Mac.  The fair values of these preferred stock securities were adversely impacted by the federal government’s conservatorship of these entities in September 2008.  The tax benefit recognized from the impairment of these preferred stock securities was limited during the third quarter of 2008 due to the accounting treatment of these losses as a capital loss.  The passage of the Emergency Economic Stabilization Act (“EESA”) in October 2008 provided banks with tax relief by treating OTTI losses on Fannie Mae and Freddie Mac preferred securities as ordinary losses.  As a result of this law change, we will be able to recognize an additional $5.7 million or $0.09 per share tax benefit in the fourth quarter of 2008.  The remaining $6.6 million in OTTI charges recorded during the third quarter of 2008 were related to certain pooled trust preferred debt and equity securities.  Excluding loan loss provisions and non-cash OTTI charges on investment securities, our core pretax operating income amounted to $48.0 million, $0.77 per share, during the third quarter of 2008.

Net interest income decreased to $86.5 million during the quarter ended September 30, 2008, compared with $103.9 million during the same quarter in 2007.  Our net interest margin decreased 85 basis points to 3.10% during the third quarter of 2008.  This compares with 3.95% during the same period in 2007 and 3.33% during the second quarter 2008.  Relative to the third quarter of 2007 and the second quarter of 2008, our net interest margin during the quarter ended September 30, 2008 was adversely impacted by the sharp decline in interest rates prompted by several recent consecutive Federal Reserve rate cuts, by the reversal of interest from nonaccrual loans, and by the reinvestment of loan payoffs into lower yielding Treasury securities and other short-term investments.  We anticipate net interest margin pressures to continue throughout the remainder of 2008.

Excluding the non-cash OTTI charges on investment securities amounting to $53.6 million, total noninterest income decreased 28% to $10.0 million during the third quarter of 2008, compared with $14.0 million for the corresponding quarter in 2007.  This decrease is attributable primarily to higher net gain on sales of investment securities and higher net gain on disposal of fixed assets in the third quarter of 2007.  These decreases were partially offset by higher branch-related revenues and loan fees earned during the third quarter of 2008.  Core noninterest income, which excludes the impact of non-cash OTTI charges, as well as net gains on sales of investment securities, loans and other assets, remained stable at $9.8 million during the third quarter of 2008, compared to $9.7 million during the same period last year.

Total noninterest expense increased 4% to $48.5 million during the third quarter of 2008, compared with $46.7 million for the same period in 2007, and decreased 13% relative to second quarter of 2008 total noninterest expenses of $55.7 million.  The increase in total noninterest expense during the third quarter of 2008, relative to the same quarter in 2007, can be attributed predominantly to higher deposit insurance premiums and regulatory assessments, higher other real estate owned (“OREO”) expenses and higher other credit cycle related expenses.  These increases were partially offset by lower compensation expenses due to lower staffing levels and a reduction in related benefits and incentive program expenses which were fully realized in the third quarter of 2008.  Relative to the second quarter of 2008, total noninterest expense decreased 13% during the third quarter of 2008 primarily due to lower compensation and related employee benefits.  Our efficiency ratio, which represents noninterest expense (excluding amortization and impairment writedowns on intangible assets and amortization of investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, was 46.40% during the third quarter of 2008 compared with 48.6% during the second quarter of 2008 and 37.64% for the third quarter in 2007.  We anticipate noninterest expense for the remainder of 2008 to trend favorably as our expense management efforts continue.

Total consolidated assets at September 30, 2008 slightly decreased to $11.72 billion, compared with $11.85 billion at December 31, 2007.  The net decrease in total assets is comprised predominantly of decreases in net loans receivable of $639.7 million and securities purchased under resale agreements amounting to $100.0 million.  These decreases were partially offset by increases in cash and cash equivalents of $367.1 million, available-for-sale investment securities totaling $160.1 million, deferred tax assets totaling $109.2 million, and OREO, net amounting to $16.1 million.  Total liabilities decreased 2% to $10.46 billion as of September 30, 2008, compared to $10.68 billion as of December 31, 2007.  The net decrease in liabilities is primarily due to decreases in FHLB advances of $270.1 million and federal funds purchased of $191.8 million, partially offset by an increase in total deposits of $257.4 million.

Total average assets increased 5% to $11.71 billion during the third quarter of 2008, compared to $11.20 billion for the same quarter in 2007, due primarily to growth in average available-for-sale securities.  Total average investment securities increased 23% to $2.13 billion during the quarter ended September 30, 2008 primarily due to $112.9 million in multifamily loan securitizations since the third quarter of 2007.  Total average deposits rose 2% during the third quarter of 2008 to $7.47 billion, compared to $7.35 billion for the same quarter in 2007, with increases coming from time deposits, noninterest bearing demand deposits, and savings accounts.

As of September 30, 2008, we updated our goodwill impairment analysis to determine whether and to what extent our goodwill asset was impaired.  As a result of this updated analysis, we recorded a $272 thousand goodwill impairment charge, which represents the remaining goodwill balance related to East West Insurance Services, Inc.  This impairment writedown had no effect on our cash balances, liquidity or regulatory capital ratios.

Results of Operations

We reported a net loss for the third quarter of 2008 of ($31.2) million, or ($0.56) per basic and diluted share, compared with net income of $41.3 million, representing $0.68 per basic and $0.67 per diluted share, reported during the third quarter of 2007.  During the third quarter of 2008, our operating results were significantly impacted by $53.6 million in non-cash OTTI charges related predominantly to Fannie Mae and Freddie Mac preferred stock and $43.0 million in provision for loan losses recorded during the period.  In comparison, we recorded only $405 thousand in OTTI charges and $3.0 million in loan loss provisions during the same period in 2007.  Our annualized return on average total assets decreased to (1.07%) for the quarter ended September 30, 2008, compared to 1.48% for the same period in 2007.  The annualized return on average stockholders’ equity decreased to (10.06%) for the third quarter of 2008, compared with 15.19% for the third quarter of 2007.

We incurred a net loss for the nine months ended September 30, 2008 of ($52.0) million, or $(0.90) per basic and diluted share, compared with net income of $123.9 million, or $2.04 per basic and $2.01 per diluted share, reported during the corresponding period in 2007.  The net loss reported during the first nine months of 2008 was primarily due to the $63.5 million in total OTTI charges and $183.0 million in loan loss provisions recorded during the first nine months of 2008.  In comparison, we recorded $405 thousand in OTTI charges and $3.0 million in loan loss provisions during the first nine months in 2007.  Our annualized return on average total assets decreased to (0.59%) for the nine months ended September 30, 2008, compared to 1.52% for the same period in 2007.  The annualized return on average stockholders’ equity decreased to (5.75%) for the first nine months of 2008, compared with 15.71% for the same period in 2007.

Components of Net (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net interest income	$86.5	$103.9	$278.3	$301.4
Provision for loan losses	(43.0)	(3.0)	(183.0)	(3.0)
Noninterest (loss) income	(43.6)	13.6	(24.2)	35.5
Noninterest expense	(48.5)	(46.7)	(157.1)	(131.0)
Benefit (provision) for income taxes	17.4	(26.5)	34.0	(79.0)
Net (loss) income	$(31.2)	$41.3	$(52.0)	$123.9

Annualized return on average total assets	-1.07%	1.48%	-0.59%	1.52%
Annualized return on average stockholders’ equity	-10.06%	15.19%	-5.75%	15.71%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.  Net interest income for the third quarter of 2008 totaled $86.5 million, a 17% decrease over net interest income of $103.9 million recorded for the same period in 2007.  For the first nine months of 2008, net interest income decreased 8% to $278.3 million, compared to $301.4 million for the same period in 2007.

Net interest margin, defined as taxable equivalent net interest income divided by average earning assets, decreased 85 basis points to 3.10% during the third quarter of 2008, compared with 3.95% during the third quarter of 2007.  Similarly, the net interest margin for the first nine months of 2008 decreased 61 basis points to 3.35%, compared with 3.96% during the same period in 2007.  The decline in the net interest margin for both periods reflects the steep decrease in the federal funds target rate, a notable increase in the overall level of nonaccrual loans, and the reinvestment of net loan payoffs into lower yielding investment securities and short-term investments.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments (2)	$340,723	$1,957	2.28%	$27,154	$347	5.07%
Securities purchased under resale agreements (term)	50,000	1,277	10.13%	188,043	4,013	8.47%
Investment securities available-for-sale (3) (4)
Taxable	2,077,097	22,685	4.33%	1,698,017	25,759	6.02%
Tax-exempt (5)	49,797	630	5.06%	33,419	657	7.86%
Loans receivable (3) (6)	8,451,517	131,682	6.18%	8,433,268	167,066	7.86%
FHLB and FRB stock	114,281	1,803	6.26%	81,671	1,107	5.38%
Total interest-earning assets	11,083,415	160,034	5.73%	10,461,572	198,949	7.54%

Noninterest-earning assets:
Cash and due from banks	136,018			155,699
Allowance for loan losses	(171,025)			(80,321)
Other assets	660,736			660,279
Total assets	$11,709,144			$11,197,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$399,866	$659	0.65%	$404,418	$1,615	1.58%
Money market accounts	1,046,721	5,664	2.15%	1,287,573	13,322	4.10%
Savings deposits	449,687	929	0.82%	424,039	1,198	1.12%
Time deposits less than $100,000	1,151,876	7,932	2.73%	931,961	9,688	4.12%
Time deposits $100,000 or greater	3,045,325	25,573	3.33%	2,961,353	36,235	4.85%
Federal funds purchased	87,606	430	1.95%	172,064	2,317	5.34%
FHLB Advances	1,541,799	17,140	4.41%	1,257,199	16,175	5.10%
Securities sold under repurchase agreements	1,000,273	12,063	4.78%	962,458	10,263	4.23%
Long-term debt	235,570	2,957	4.98%	220,106	4,101	7.39%
Total interest-bearing liabilities	8,958,723	73,347	3.25%	8,621,171	94,914	4.37%

Noninterest-bearing liabilities:
Demand deposits	1,375,103			1,337,218
Other liabilities	134,809			150,048
Stockholders’ equity	1,240,509			1,088,792
Total liabilities and stockholders’ equity	$11,709,144			$11,197,229
Interest rate spread			2.48%			3.17%
Net interest income and net margin (6)		$86,687	3.10%		$104,035	3.95%

(1) Annualized.

(2) Includes short-term securities purchased under resale agreements.

(3) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(3.3) million and $(1.1) million  for the three months ended September 30, 2008, and 2007, respectively.  Also includes the amortization of deferred loan fees totaling $284 thousand and $1.2 million for the three months ended September 30, 2008 and 2007, respectively.

(4) Average balances exclude unrealized gains or losses on available for sales securities.

(5) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.  Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $458 thousand and 3.68% for three months ended September 30, 2008,  respectively.  Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $476 thousand and 5.71% for the three months ended September 30, 2007, respectively.

(6) Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense and the average yields and rates by asset and liability component for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments (2)	$204,323	$3,546	2.31%	$14,756	$564	5.11%
Securities purchased under resale agreements (term)	54,745	5,094	12.40%	192,857	11,742	8.14%
Investment securities available-for-sale (3) (4)
Taxable	1,927,526	73,558	5.08%	1,649,094	71,476	5.79%
Tax-exempt (5)	58,598	3,256	7.41%	23,241	1,417	8.13%
Loans receivable (3) (6)	8,725,596	425,113	6.49%	8,236,948	484,073	7.86%
FHLB and FRB stock	115,839	5,275	6.07%	81,012	3,275	5.40%
Total interest-earning assets	11,086,627	515,842	6.20%	10,197,908	572,547	7.51%

Noninterest-earning assets:
Cash and due from banks	136,708			149,007
Allowance for loan losses	(132,548)			(78,212)
Other assets	664,711			602,521
Total assets	$11,755,498			$10,871,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$416,636	$2,707	0.87%	$404,328	$4,954	1.64%
Money market accounts	1,081,520	20,246	2.49%	1,310,525	40,879	4.17%
Savings deposits	463,172	3,341	0.96%	379,831	2,411	0.85%
Time deposits less than $100,000	1,018,609	24,333	3.18%	965,545	28,569	3.96%
Time deposits $100,000 or greater	3,073,775	85,919	3.72%	2,862,437	105,331	4.92%
Federal funds purchased	115,370	2,176	2.51%	153,422	6,164	5.37%
FHLB Advances	1,622,429	54,363	4.46%	1,144,657	43,555	5.09%
Securities sold under repurchase agreements	1,000,750	33,881	4.51%	970,780	27,675	3.81%
Long-term debt	235,570	9,675	5.47%	203,207	11,235	7.39%
Total interest-bearing liabilities	9,027,831	236,641	3.49%	8,394,732	270,773	4.31%

Noninterest-bearing liabilities:
Demand deposits	1,379,975			1,283,699
Other liabilities	141,275			141,377
Stockholders’ equity	1,206,417			1,051,416
Total liabilities and stockholders’ equity	$11,755,498			$10,871,224
Interest rate spread			2.71%			3.20%
Net interest income and net margin (6)		$279,201	3.35%		$301,774	3.96%

(1) Annualized.

(2) Includes short-term securities purchased under resale agreements.

(3) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(5.4) million and $(2.2) million  for the nine months ended September 30, 2008, and 2007, respectively.  Also includes the amortization of deferred loan fees totaling $2.1 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.

(4) Average balances exclude unrealized gains or losses on available for sales securities.

(5) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.  Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $2.4 million and 5.38% for the nine months ended September 30, 2008, respectively.  Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.0 million and 5.90% for the nine months ended September 30, 2007, respectively.

(6) Average balances include nonperforming loans.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 vs. 2007			2008 vs. 2007
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)			(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$1,610	$1,901	$(291)	$2,982	$3,451	$(469)
Securities purchased under resale agreements	(2,736)	(3,403)	667	(6,648)	(10,965)	4,317
Investment securities available-for-sale
Taxable	(3,074)	5,036	(8,110)	2,082	11,223	(9,141)
Tax-exempt (2)	(27)	256	(283)	1,839	1,975	(136)
Loans receivable	(35,384)	361	(35,745)	(58,960)	27,452	(86,412)
FHLB and FRB stock	696	493	203	2,000	1,545	455
Total interest and dividend income	$(38,915)	$4,644	$(43,559)	$(56,705)	$34,681	$(91,386)

INTEREST-BEARING LIABILITIES
Checking accounts	$(956)	$(18)	$(938)	$(2,247)	$146	$(2,393)
Money market accounts	(7,658)	(2,157)	(5,501)	(20,633)	(6,275)	(14,358)
Savings deposits	(269)	69	(338)	930	574	356
Time deposits less than $100,000	(1,756)	1,969	(3,725)	(4,236)	1,503	(5,739)
Time deposits $100,000 or greater	(10,662)	1,001	(11,663)	(19,412)	7,337	(26,749)
Federal funds purchased	(1,887)	(822)	(1,065)	(3,988)	(1,270)	(2,718)
FHLB advances	965	3,351	(2,386)	10,808	16,492	(5,684)
Securities sold under resale agreements	1,800	415	1,385	6,206	877	5,329
Long-term debt	(1,144)	271	(1,415)	(1,560)	1,613	(3,173)
Total interest expense	(21,567)	4,079	(25,646)	(34,132)	20,997	(55,129)
CHANGE IN NET INTEREST INCOME	$(17,348)	$565	$(17,913)	$(22,573)	$13,684	$(36,257)

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.  Total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $(19) thousand, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $186 thousand and $(205) thousand for the three months ended September 30, 2008, respectively. Total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.3 million, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.4 million and $(99) thousand for the nine months ended September 30, 2008, respectively.

Provision for Loan Losses

We recorded $43.0 million and $183.0 million in provisions for loan losses during the third quarter and first nine months of 2008, respectively.  In comparison, we recorded $3.0 million in provision for loan losses during the first three quarters of 2007.  The significant increase in loan loss provisions recorded during the first nine months of 2008 reflects our increased chargeoff levels as well as our higher volume of classified and nonperforming loans caused by challenging conditions in the real estate housing market, turmoil in the financial markets, as well as recessionary pressures in the overall economic environment.  In response to the unprecedented downturn in the real estate and housing markets, the Company performed an extensive evaluation of certain sectors of its credit portfolio during the second and third quarters of 2008 to identify and mitigate potential losses in loan categories that were especially hard hit by current market conditions.  As part of this evaluation process, the Company ordered new appraisals for land, residential construction, and commercial construction loans and also engaged the services of an independent third party to make a current assessment as to the financial strength of the borrowers.  We continued to sustain higher chargeoff activity and increased loan loss provisions for our land and residential construction loans during the third quarter of 2008 that were caused by the continued weakness in the real estate market.  The Company recorded $99.9 million in net chargeoffs during the first nine months of 2008, compared to $1.6 million in net chargeoffs recorded during the first nine months of 2007.   Of the $99.9 million in total net chargeoffs for the first nine months of 2008, 78% or $78.4 million were related to land and residential constructions loans.  We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses.  We expect loss provision levels for the fourth quarter of 2008 to taper down as our level of nonperforming loans and overall delinquency trends continue to stabilize relative to the first nine months of the year.

Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

Components of Noninterest (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Impairment writedown on investment securities	$(53.57)	$(0.41)	$(63.51)	$(0.41)
Branch fees	4.29	3.84	12.73	10.67
Net gain on sale of investment securities available-for-sale	—	2.77	7.77	5.22
Letters of credit fees and commissions	2.32	2.70	7.47	7.69
Ancillary loan fees	1.78	1.40	3.91	4.16
Income from life insurance policies	1.03	1.13	3.08	3.16
Net gain on sale of loans	0.14	0.27	2.27	1.30
Net gain on disposal of fixed assets	0.04	1.26	0.22	1.57
Other operating income	0.42	0.63	1.86	2.18
Total	$(43.55)	$13.59	$(24.20)	$35.54

Noninterest (loss) income includes revenues earned from sources other than interest income.  These sources include: net gain on sale of loans, investment securities available-for-sale, and other assets, service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, income from life insurance policies, impairment writedowns on investment securities, and other noninterest-related revenues.

Noninterest (loss) income decreased 421% to ($43.6) million during the three months ended September 30, 2008 from $13.6 million for the same quarter in 2007.  Excluding the non-cash OTTI charges on investment securities amounting to $53.6 million, total noninterest income decreased 28% to

$10.0 million during the third quarter of 2008, compared with $14.0 million for the corresponding quarter in 2007.  The decrease in noninterest income for the quarter ended September 30, 2008, as compared to the same period in 2007, is primarily attributable to higher net gain on sales of investment securities and higher net gain on disposal of fixed assets recorded during the third quarter of 2007, partially offset by higher branch fees and ancillary loan fees earned during the third quarter of 2008.  There were no gains on sale of investment securities recorded during the third quarter of 2008.  Furthermore, we recorded only $44 thousand in net gain on disposals on fixed assets during the third quarter of 2008, compared to $1.3 million recorded during the third quarter of 2007.

For the first nine months of 2008, noninterest income decreased 168% to ($24.2) million from $35.5 million for the corresponding period in 2007.  Excluding non-cash OTTI charges on investment securities totaling $63.5 million for the first nine months of 2008, total noninterest income increased 9% to $39.3 million, compared to $35.9 million for the first nine months of 2007.  The increase in noninterest income during the nine months ended 2008, excluding OTTI charges, is primarily attributable to higher net gain on sales of available-for-sale securities, higher branch-related fee income, and higher net gain on sales of loans, partially offset by lower net gain on disposal of fixed assets.

During the third quarter of 2008, we recorded $53.6 million in OTTI writedowns on our available-for-sale securities portfolio.  Of this amount, $47.0 million was related to certain Fannie Mae and Freddie Mac preferred securities, and $6.6 million was related to certain pooled trust preferred debt and equity securities.  In comparison, we recorded a $405 thousand impairment charge on a pooled trust preferred equity security during the third quarter and first nine months of 2007.  Also see Note 5 to the Condensed Consolidated Financial Statements presented elsewhere in this report.

Branch fees, which represent revenues derived from branch operations, increased 12% to $4.3 million in the third quarter of 2008 from $3.8 million for the same quarter in 2007.  Similarly, branch fee income for the first nine months of 2008 increased 19% to $12.7 million, compared to $10.7 million in the same prior year period.  The increase in branch-related fees for both periods in 2008 can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

During the third quarter of 2008, net gain on sales of loans decreased 47% to $144 thousand, compared to $272 thousand during the same quarter in 2007.  During the first nine months of 2008, net gain on sale of loans increased 75% to $2.3 million, compared to $1.3 million during the same period in 2007.  The increase in net gain on sales of loans for the first nine months of 2008 is primarily due to bulk sales of commercial real estate loans to various third parties transacted during the first and second quarters of 2008.  Prior to 2008, we did not sell commercial real estate loans in bulk sale transactions.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income.  Ancillary loan fees increased 28% to $1.8 million during the third quarter of 2008, compared to $1.4 million recorded during the same period in 2007.  The increase in ancillary loan fees is primarily due to a rise in servicing income related to our loan securitizations in 2007.  For the first nine months of 2008, ancillary loan fees decreased 6% to $3.9 million, compared to $4.2 million for the first nine months of 2007.  The decrease in ancillary loan fees for first nine months in 2008 is primarily due to $800 thousand in impairment writedowns on mortgage servicing assets recorded during the second quarter of 2008.  The decrease in MSA values during 2008 resulted from the recent decline in interest rates, lower escrow credit rate assumptions, as well as increased borrower refinancing and prepayment speed assumptions on mortgage loans.

Other noninterest income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, decreased 33% to $413 thousand during the third quarter of 2008, from $621 thousand recorded during the same quarter of 2007.  For the first nine months of 2008, other noninterest income decreased 14% to $1.9 million, compared to $2.2 million for the first nine months of 2007.  The decrease in other noninterest income for both periods is primarily due to lower insurance commissions and insurance-related revenues earned in 2008 relative to 2007.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Compensation and employee benefits	$17.52	$22.08	$66.58	$63.51
Occupancy and equipment expense	6.82	6.66	20.36	18.58
Amortization and impairment writedowns of premiums on deposits acquired	1.58	1.77	6.15	4.82
Loan related expense	2.36	0.71	5.97	1.94
Amortization of investments in affordable housing partnerships	1.89	1.02	5.52	3.52
Deposit insurance premiums and regulatory assessments	1.68	0.35	5.19	1.02
Legal expense	0.86	0.65	3.89	1.26
Consulting expense	1.25	0.99	3.79	2.34
Other real estate owned expense (income)	2.12	—	3.52	(1.25)
Deposit-related expenses	1.23	1.69	3.42	5.24
Data processing	1.06	1.35	3.39	3.40
Impairment writedown on goodwill	0.27	—	0.86	—
Other operating expenses	9.89	9.47	28.43	26.60
Total	$48.53	$46.74	$157.07	$130.98

Efficiency Ratio (1)	46%	37%	46%	36%

(1)  Represents noninterest expense (exluding the amortization of intangibles, amortization and impairment writedowns of premiums on deposits acquired, impairment writedown on goodwill, and amortization of investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 4% to $48.5 million during the third quarter of 2008, from $46.7 million for the same quarter in 2007.  For the first nine months of 2008, noninterest expense increased 20% to $157.1 million, compared with $131.0 million during the same period in 2007.

Compensation and employee benefits decreased 21% to $17.5 million during the third quarter of 2008, compared to $22.1 million for the same quarter in 2007.  For the first nine months of 2008, compensation and employee benefits increased 5% to $66.6 million, compared with $63.5 million for the first nine months of 2007.  The decrease in compensation and employee benefit expenses during the third quarter of 2008 is due to the impact of initiatives undertaken by the Company throughout the year to monitor overall staffing levels and reduce related incentive program expenses.  Year to date, higher compensation expense for the first nine months of 2008 relative to the same period in 2007 can be partly attributed to the acquisition of Desert Community Bank in August 2007.

Occupancy and equipment expenses slightly increased to $6.8 million during the quarter ended September 30, 2008, compared with $6.7 million during the same period in 2007.  For the first nine months of 2008, occupancy and equipment expenses totaled $20.4 million, a 10% increase from $18.6 million incurred during the first nine months of 2007.  The increase in occupancy and equipment expenses during both periods in 2008 can be attributed primarily to the nine branch locations acquired from DCB in August 2007.

Amortization expense and impairment writedowns of premiums on deposits acquired decreased 11% to $1.6 million during the quarter ended September 30, 2008, compared with $1.8 million during the same period in 2007.  For the first nine months of 2008, amortization expense and impairment writedowns of premiums on deposits totaled $6.1 million, compared with $4.8 million incurred during the same period in 2007.  The 27% increase in amortization expense for the first nine months ended 2008 is primarily due to additional deposit premiums of $14.9 million recorded in connection with the acquisition of DCB in August 2007.   During the second quarter of 2008, we also recorded an $855 thousand impairment writedown on deposit premiums related to the DCB acquisition due to higher than anticipated runoffs in certain deposit categories.

Loan related expenses increased to $2.4 million, compared to $708 thousand during the same period in 2007.  For the first nine months of 2008, loan related expenses increased to $6.0 million, compared to $1.9 million for the same period in 2007.  The increase in loan related expenses is primarily due to new appraisals ordered during the second and third quarters of 2008 to obtain current valuations of collateral securing our land, residential construction, and commercial construction loan portfolios.  This was part of our comprehensive loan portfolio review process to quantify our credit exposure to sectors of the loan portfolio that have been especially hard hit by the downturn in the real estate market.  Additionally, loan related expenses were also impacted by higher FNMA guarantee fees during 2008, relative to the previous year, as a result of our loan securitization activities during 2007.

Amortization of investments in affordable housing partnerships increased to $1.9 million during the quarter ended September 30, 2008, compared with $1.0 million during the same period in 2007.  For the first nine months of 2008, amortization of investments in affordable housing partnerships increased to $5.5 million compared to $3.5 million for the first nine months of 2007.  The increase in amortization expense is partly due to additional purchases of investments in affordable housing partnerships since the third quarter of 2007.

Deposit insurance premiums and regulatory assessments increased to $1.7 million during the quarter ended September 30, 2008, compared with $350 thousand during the same period in 2007.  For the first nine months of 2008, deposit insurance premiums and regulatory assessments increased to $5.2 million, compared to $1.0 million for the same period in 2007.  Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank was eligible to share in a one-time assessment credit pool of approximately $4.7 billion.  The Bank’s pro rata share of this one-time assessment credit was approximately $3.4 million, of which $2.8 million was applied to reduce deposit insurance assessments in 2007.  The remaining credit of $628 thousand was fully utilized during the first quarter of 2008.  In addition, the enactment of the EESA in October 2008 will temporarily raise the basic limit of the federal deposit insurance coverage (“FDIC”) from $100,000 to $250,000 per depositor and to fully insure all non-interest bearing deposit accounts until December 31, 2009.  As a result, we anticipate deposit insurance premiums to increase during the remainder of 2008 and in future periods.

Legal expenses increased 31% to $855 thousand during the third quarter of 2008, compared to $653 thousand for the same period in 2007.  For the first nine months of 2008, legal expenses increased more than twofold to $3.9 million, compared to $1.3 million during the same period in 2007.  The increase in legal expenses is primarily due to attorney fees and other legal costs incurred in defending one claim which resulted in a favorable outcome for the Bank in April 2008.

Consulting expenses increased 26% to $1.3 million during the third quarter of 2008, compared to $992 thousand during the same period in 2007.  For the first nine months of 2008, consulting expenses increased 62% to $3.8 million, compared to $2.3 million for the same period in 2007.  The increase in consulting expenses is due to fees paid to a third party service provider during the second and third quarters of 2008 to make an assessment of the financial strength of borrowers as part of our extensive loan review efforts to quantify our credit exposure in certain loan segments.

We recorded OREO expenses, net of OREO revenues and gains, totaling $2.1 million during the third quarter of 2008.  In comparison, we recorded no OREO expenses during the same period in 2007.  For the first nine months of 2008, net OREO expenses increased to $3.5 million, compared with $1.2 million in net OREO income during the first nine months of 2007 representing the net gain on sale of one OREO property sold during the first quarter of 2007.  The $3.5 million in total OREO expenses incurred during the first nine months of 2008 is comprised of $3.2 million in various operating and maintenance expenses related to our higher volume of OREO properties and $302 thousand in net losses from the sale of eleven OREO properties consummated in 2008.  As of September 30, 2008, total net OREO amounted to $17.6 million, compared to only $1.5 million as of December 31, 2007.

Deposit-related expenses decreased 27% to $1.2 million during the third quarter of 2008, compared to $1.7 million for the same quarter last year.  For the first nine months of 2008, deposit-related expenses decreased 35% to $3.4 million from $5.2 million for the first nine months of 2007.  Deposit-related expenses represent various business expenses paid by the Bank on behalf of its commercial account customers.  The decrease in deposit-related expenses can be correlated to the decline in the volume of title and escrow deposit balances during 2008 relative to the previous year.  This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

As a result of the Company’s goodwill impairment analysis, we recorded an additional goodwill impairment of $272 thousand and wrote off the remaining goodwill balance related to the Company’s insurance agency reporting unit, East West Insurance Services, Inc., during the third quarter of 2008.  Total goodwill impairment charges recorded for this reporting unit amounted to $858 thousand during the nine months ended September 30, 2008.  No goodwill impairment writedowns were recorded during 2007.  Also see Note 6 to the Condensed Consolidated Financial Statements presented elsewhere in this report.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance, and other professional fees.  Other operating expenses increased 4% to $9.9 million for the third quarter of 2008, compared to the $9.5 million recorded during the same period in 2007.  Similarly, other operating expenses increased 7% to $28.4 million for the first nine months of 2008, from $26.6 million for the same period in 2007.  The increase in operating expenses for both periods in 2008 is primarily due to the acquisition of DCB in August 2007.

Our efficiency ratio increased to 46.40% for the quarter ended September 30, 2008, compared with 37.30% for the corresponding quarter in 2007.  For the first nine months of 2008, the efficiency ratio was 45.51% compared with 36.35% for the same period in 2007.  Although our overall efficiency ratios have increased in 2008 relative to 2007, our efficiency ratio during the third quarter of 2008 decreased relative to our efficiency ratio of 48.62% during the second quarter of 2008 due to our expense management efforts.  We anticipate noninterest expenses to trend positively during the remainder of 2008 as we continue to vigilantly monitor all expenditures.

Income Taxes

The income tax benefit for the three months ended September 30, 2008 amounted to $17.4 million representing an effective tax rate of 35.7% for the period.  In comparison, the provision for income taxes of $26.4 million for the three months ended September 30, 2007 represented an effective tax rate of 38.9% for the quarter.  The income tax benefit for the third quarter of 2008 reflects the utilization of affordable housing tax credits totaling $2.0 million, compared to $1.3 million in tax credits utilized during the third quarter of 2007.  The passage of the EESA in October 2008 provided banks with tax relief by treating OTTI losses on Fannie Mae and Freddie Mac preferred stock as ordinary losses, instead of capital losses.  As a result of this law change, the Company anticipates an additional $5.7 million in tax benefit related to these OTTI charges to be recognized during the fourth quarter of 2008.

For the first nine months of 2008, the income tax benefit totaled $33.9 million representing an effective tax rate of 39.4%.  This compares to $79.0 million income tax expense, representing a 38.9% effective tax rate, recorded for the first nine months of 2007.  For the first nine months of 2008, the income tax benefit reflects the utilization of $5.3 million in tax credits, compared to $3.8 million in tax credits utilized during the same period in 2007.  The $858 thousand goodwill impairment charge recorded during the first nine months of 2008 is not deductible for tax purposes.  Due to the high degree of variability of the estimated annual effective tax rate when considering the range of projected income for the remainder of the year, the Company has determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.

Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million by recognizing a one-time cumulative effect adjustment to retaining earnings on January 1, 2007.  During the second quarter of 2008, the Company determined that the remaining $4.6 million, net of tax benefit, would not “more likely than not” be sustained upon examination by tax authorities.  As a result, this charge was recorded against the provision for income taxes during the second quarter of 2008.  As of September 30, 2008, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

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

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 11 to the Condensed Consolidated Financial Statements presented elsewhere in this report.

Retail Banking

The retail banking segment reported an $8.3 million pretax loss, or a 121% decrease, for the three months ended September 30, 2008, as compared to a $39.7 million pretax income for the same quarter in 2007.  The decrease in pretax income for this segment during the third quarter of 2008 is comprised of a 35% decrease in net interest income to $40.0 million, a $14.3 million increase in loan loss provisions, a 3% or $716 thousand increase in noninterest expense to $22.9 million, and an $8.4 million increase in corporate overhead expense allocations.

For the nine months ended September 30, 2008, the pretax loss for the retail banking segment amounted to $12.7 million, representing a 111% decrease, as compared to the $119.6 million pretax income recorded for the same period in 2007.  The decrease in pretax income for this segment during the nine months ended September 30, 2008 is comprised of a 24% or $42.7 million decrease in net interest income to $132.4 million, a $57.3 million increase in loan loss provisions, a 14% or $8.7 million increase in noninterest expense to $72.8 million, and a $21.9 million increase in corporate overhead expense allocations.

The decrease in net interest income during the third quarter and first nine months of 2008 is attributable largely to the 275 basis point decrease in interest rates since September 2007 partially offset by additional income on investment securities that have been reallocated to this segment from the treasury segment.  As previously mentioned, the investment securities that were reallocated to the retail banking segment represent loans originated by this segment that have been securitized as part of the Company’s securitization activities.  The increase in loan loss provisions for this segment during the third quarter and first nine months of 2008, relative to the same periods in 2007, was due to increased chargeoff activity, as well as higher levels of nonperforming and classified assets resulting from the downturn in the real estate housing market.  Loan loss provisions are also impacted by average loan balances for each reporting segment.  Corporate overhead expense allocations are based on several factors including, but not limited to loan and deposit volume and full-time employee equivalents.  The increase in corporate overhead expense allocations for this segment is attributable to the acquisition of DCB in August 2007 which resulted in a rise in loan and deposit volume and total number of employees for this segment.

Noninterest income for this segment decreased 35%, to $5.0 million for the quarter ended September 30, 2008, from $7.7 million recorded during the same period in 2007.  For the first nine months of 2008, noninterest income for the retail banking segment decreased 7%, to $18.3 million, compared to $19.6 million for the same period in 2007.  The decrease in noninterest income for both periods in 2008 is primarily due to lower loan fee income resulting from a notable decrease in our consumer loan origination activities, partially offset by an increase in branch-related fees, specifically service and transaction charges on deposit accounts, as a result of the DCB acquisition in August 2007.

Noninterest expense for this segment increased 3% to $22.9 million during the third quarter of 2008, compared with $22.2 million recorded during the third quarter of 2007.  For the first nine months of 2008, noninterest expense increased 14% to $72.8 million, from $64.1 million for the same period in 2007.  The increase in noninterest expense is primarily due to higher compensation and employee benefits, occupancy expenses, and FDIC insurance premiums, partially offset by a decrease in commercial deposit-related expenses.  The increase in compensation and employee benefits can be attributed to higher staffing levels due to the acquisition of DCB in August 2007.  Higher occupancy expenses are primarily due to increased expenses associated with the nine additional branch locations from DCB.  The increase in FDIC insurance premiums is due to the full utilization of the one-time FDIC assessment credit of $3.4 million, $2.8 million of which was applied to reduce deposit insurance assessments in 2007 and the remaining $628 thousand was applied in the first quarter of 2008.  The decrease in commercial deposit-related expenses can be correlated to lower title and escrow deposit balances during 2008 relative to 2007.  Title and escrow deposits have been negatively impacted by the sustained contraction in the housing market.

Commercial Lending

The commercial lending segment reported a pretax income of $9.6 million during the quarter ended September 30, 2008, or a 63% decrease, compared with pretax income of $25.8 million for the same period in 2007.  For the first nine months of 2008, the pretax loss for the commercial lending segment amounted to $12.0 million, or a 116% decrease from pretax income of $77.1 million recorded during the same period in 2007.  The primary driver of the decrease in pretax income for this segment for both periods is a significant increase in loan loss provisions resulting from increased chargeoff activity as well as higher levels of nonperforming and classified assets and an increase in corporate allocations, partially offset by the increase in net interest income.

Net interest income for this segment increased 34% to $44.4 million during the quarter ended September 30, 2008, compared to $33.2 million for the same period in 2007.  For the first nine months of 2008, net interest income for this segment increased 47% to $133.0 million, from $90.7 million for the corresponding period in 2007.  The increase in net interest income is primarily due to a significant decrease in the charge for funds applied to the loan portfolio as a result of the declining interest rate environment.  Although interest income on loans also decreased in response to declining interest rates, the interest rate floors on variable loans helped to support the interest income on these loans.

Noninterest income for this segment decreased 32% to $5.0 million during the third quarter of 2008, compared with $7.4 million recorded in the same quarter of 2007.  For the first nine months of 2008, noninterest income decreased 21% to $18.1 million, from $22.9 million for the same period in 2007.  The decrease in noninterest income is primarily due to a decrease in loan fee income resulting from the downturn in the real estate market.

Noninterest expense for this segment remained stable at $10.6 million during the third quarter of 2008 and 2007.  For the first nine months of 2008, noninterest expense for this segment increased 18%,

to $35.2 million, from $29.8 million for the same period in 2007.  The increase in noninterest expense is due to higher credit related cycle expenses associated with OREO/foreclosure transactions and legal expenses.

Treasury

The treasury segment reported a pretax loss of $63.5 million during the third quarter of 2008, compared to pretax income of $2.2 million for the same quarter in 2007.  For the first nine months of 2008, the pretax loss for the treasury segment was $83.9 million, representing a 679% decrease from pretax income of $14.5 million recorded during the same period in 2007.  The primary driver of the decrease in pretax income for this segment for both periods in 2008 are OTTI charges recorded on government-sponsored entities preferred stock and pooled trust preferred debt and equity securities.  OTTI charges are recorded as a component of noninterest income.

The treasury segment reported a net interest expense of $7.4 million for the third quarter of 2008, compared to a net interest income of $2.9 million reported during the same quarter in 2007.  For the first nine months of 2008, net interest expense for this segment was $15.0 million, compared to net interest income of $15.2 million during the same period in 2007.  Net interest income for this segment is directly correlated to net interest earned on investment securities allocated to this reporting segment relative to the interest expense paid on brokered deposits, borrowings and long-term debt.

Noninterest income decreased to ($53.7) million during the three months ended September 30, 2008 from $(433) thousand for the same quarter in 2007.  For the first nine months of 2008, noninterest income decreased to ($62.9) million as compared to ($382) thousand for the same period in 2007.  The decrease in noninterest income is primarily due to the $63.5 million in year to date OTTI impairment charges which are comprised of the following: $55.3 million on Fannie Mae and Freddie Mac preferred securities, $5.6 million on pooled trust preferred debt securities, and $2.6 million on pooled trust preferred equity securities.

Noninterest expense for this segment increased 84% to $605 thousand during the third quarter of 2008, from $329 thousand during the same quarter in 2007.  For the first nine months of 2008, noninterest expense for this segment increased 50% to $1.7 million, from $1.1 million during the same period in 2007.  The increase in noninterest expense for both periods is primarily due to higher compensation due to additional personnel, higher FDIC insurance premiums on brokered and institutional deposits, and higher FHLB letter of credit expenses in conjunction with our loan securitization activities.

Residential Lending

The residential lending segment’s pretax income decreased 97% to $165 thousand during the third quarter of 2008, from $5.6 million during the same quarter in 2007.  For the first nine months of 2008, pretax income for this segment decreased 19% to $12.9 million, from $15.9 million for the same period in 2007.  Net interest income for this segment increased 65% to $9.2 million during the third quarter of 2008, compared with $5.6 million for the corresponding quarter in 2007.  During the first nine months of 2008, net interest income for this segment increased 54% to $25.7 million, compared with $16.7 million during the first nine months of 2007.  The increase in net interest income for this segment was primarily due to the decrease in the charge for funds on loans allocated to this segment resulting from the 275 basis point decrease in interest rates since September 2007, partly offset by the contraction of the housing market.

Noninterest income for this segment decreased 38% to $2.4 million during the third quarter of 2008, compared to $3.9 million recorded during the third quarter of 2007.  For the first nine months of 2008, noninterest income for this segment increased 23% to $11.5 million, compared to $9.4 million during the first nine months of 2007.  The net increase in noninterest income during 2008 year to date is primarily due to higher servicing income received as a result of the Bank’s securitization of its residential and multifamily loan portfolios in 2007.

Noninterest expense for this segment increased 4% to $2.6 million during the three months ended September 30, 2008, from $2.5 million during the same period in 2007.  For the first nine months of 2008, noninterest expense increased 25% to $9.1 million, from $7.3 million for the first nine months of 2007.  The increase in noninterest expense during 2008 is due to an increase in credit cycle related costs, as well as compensation and other operating expenses due to the restructuring and consolidation of two departments.  During the first quarter of 2008, the administrative department that provides backoffice support to the lending function was merged into the lending unit to enhance operational efficiencies in this segment of our business.

Balance Sheet Analysis

Our total assets decreased $129.9 million, or 1%, to $11.72 billion, as of September 30, 2008, compared to total assets of $11.85 billion at December 31, 2007.  The net decrease in total assets is comprised predominantly of decreases in net loans receivable of $639.7 million, and securities purchased under resale agreements amounting to $100.0 million.  These decreases were partially offset by increases in cash and cash equivalents of $367.1 million, available-for-sale investment securities totaling $160.1 million, deferred tax assets of $109.2 million, and OREO, net of $16.1 million.

Adoption of SFAS 157, Fair Value Measurement, and SFAS 159, Fair Value Option

The Company adopted SFAS 157 and SFAS 159, effective January 1, 2008.  SFAS 157 provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, derivatives payable, mortgage servicing assets and impaired loans.

The adoption of SFAS 157 did not have any impact on the Company’s financial condition, results of operations, or cash flows.  See Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements with terms that range from one day to several years.  Total resale agreements decreased to $50.0 million as of September 30, 2008, compared with $150.0 million as of December 31, 2007, all of which are long-term agreements.  The decrease as of September 30, 2008 reflects the early termination of a $100.0 million resale agreement on January 14, 2008 which had a stated termination date of January 14, 2017.  In conjunction with the early termination of this agreement, we received $1.0 million from the counterparty which we recorded as a yield adjustment during the first quarter of 2008.

Purchases of securities under resale agreements are overcollateralized to ensure against unfavorable market price movements.  We monitor the market value of the underlying securities which collateralize the related receivable on resale agreements, including accrued interest.  In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, our counterparty is required to pledge as collateral an equivalent value of additional securities.  The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Investment Securities Available-for-Sale

Total investment securities available-for-sale increased 8% to $2.05 billion as of September 30, 2008, compared with $1.89 billion at December 31, 2007.  Total repayments/maturities and proceeds from sale of available-for-sale securities amounted to $1.01 billion and $376.1 million, respectively, during the nine months ended September 30, 2008.  Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases, funding loan originations, and paying down borrowings.  For the first nine months of 2008, we recorded net gains on sales of available-for-sale securities totaling $7.8 million, compared with $5.2 million during the first nine months of 2007.

We perform regular impairment analyses on the investment securities available-for-sale portfolio.  If we determine that a decline in fair value is other-than-temporary, an impairment writedown is recognized in current earnings.  Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent on holding the securities until the fair values recover.

The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value.  The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.  The Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.

Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

As a result of the global financial crisis and illiquidity in the U.S. markets, we believe the current broker prices that we have obtained on our private label mortgage-backed securities and pooled trust preferred debt and equity securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  The fair values of private label mortgage-backed securities and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157.  However, in light of these circumstances, we have modified our approach in determining the fair values of these securities.  We have determined that each of these securities will be individually examined for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach.  In calculating the fair value derived from the income approach, procedures include, but are not limited to, assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates are taken into consideration in determining the discount rate.  The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value on each private label mortgage-backed and pooled trust preferred security.

The majority of unrealized losses in the available-for-sale portfolio at September 30, 2008 are related to AAA-rated private label mortgage-backed securities that we have retained in connection with our loan securitization activities.  As of September 30, 2008, the fair value of these securities totaled $562.2 million, representing 27% of our total investment portfolio.  Gross unrealized losses related to these securities amounted to $72.4 million, or 11% of the aggregate amortized cost basis of these securities as of September 30, 2008.  These unrealized losses are caused by lack of liquidity and historically wide market spreads resulting from instability in the residential real estate and credit markets.  The underlying loans are not subprime in nature and were originated by the Bank in accordance with our customary underwriting standards. The securities are supported by overcollateralization as of September 30, 2008.  Additionally, these securities are insured by a monoline insurance company whose AAA credit rating has been affirmed by a major rating agency.

As of September 30, 2008, we had $68.7 million in trust preferred debt securities, representing 3% of our total investment portfolio.  These debt instruments had gross unrealized losses amounting to $54.2 million, or 44% of the total amortized cost basis of these securities as of September 30, 2008.  Almost all of the pooled trust preferred securities held by the Company have underlying collateral issued by banks and insurance companies.  Of the 15 different trust preferred securities that we have purchased, only four securities have underlying collateral issued by a combination of bank, insurance, real estate investment trusts or homebuilder companies.  Furthermore, most of the trust preferred securities are overcollateralized and have subordination structures that management believes will afford sufficient principal and interest protection.  One pooled trust preferred security was downgraded to a B+ rating, from a BBB rating, by one rating agency shortly before year-end 2007.  During the third quarter of 2008, we recorded a combined $5.6 million in impairment writedowns on this downgraded security and another trust preferred security in accordance with SFAS 115, FSP FAS 115-1 and SFAS 124-1 and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.  We believe that the recent bailout program passed by the U.S. government to purchase problem assets from banks and provide for an injection of capital reduces the risk default by bank issuers and increases the probability that the liquidity in this market and the prices of our securities will improve in the near term future.  We will continue to review such factors, including but not limited to, the estimated cash flows, liquidity and credit risk, for these securities on a quarterly basis.

We retain residual securities in securitized mortgage loans in connection with our securitization activities.  The fair value of residual securities is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans.  Fair value is estimated based on a discounted cash flow analysis.  These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities.  At September 30, 2008, the fair values of the residual securities totaled $37.4 million based on a weighted average projected prepayment rate of 18%, a weighted average annual expected credit loss rate of 0.06%, and a weighted average discount rate of 16%.  As of December 31, 2007, the fair values of residual securities totaled $40.7 million based on a weighted average projected prepayment rate of 15%, a weighted average annual expected credit loss rate of 0.05%, and a weighted average discount rate of 11%.

In September 2008, the liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac.  The rating on Fannie Mae and Freddie Mac preferred securities was downgraded from BBB- to C reflecting the cessation of dividend payments on these securities.  These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate.  The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock.  It is currently difficult to assess the status of any resumption in dividend payments on these securities.  Therefore, in accordance with SFAS 115, FSP FAS 115-1 and SFAS 124-1, we recorded $47.0 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities.  As of September 30, 2008, the fair value of these preferred securities was reduced to $3.3 million as a result of the impairment charge.

We also have pooled trust preferred equity securities with fair values totaling $1.2 million as of September 30, 2008.  As a result of our periodic reviews for impairment in accordance with SFAS 115, FSP FAS 115-1 and FAS 124-1, and EITF 99-20, we recorded $1.0 million in impairment charges related to pooled trust preferred equity securities.  The cost bases of these securities were less than their fair values and there were adverse changes in expected cash flows.

We have seventeen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of September 30, 2008.  These securities are comprised of eleven pooled trust preferred securities with a total fair value of $58.7 million, five mortgage-backed securities with a total fair value of $578.2 million and one agency debt security with a fair value of $48.5 million.  The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity.  As such, management does not deem these securities to be other-than-temporarily impaired.

The following table sets forth the amortized cost and the estimated fair values of investment securities available-for-sale as of September 30, 2008 and December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2008
U.S. Treasury securities	$2,505	$5	$—	$2,510
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,212,599	782	(8,275)	1,205,106
U.S. Government sponsored enterprise mortgage-backed securities	122,410	1,488	(147)	123,751
Other mortgage-backed securities	679,691	—	(76,991)	602,700
Trust preferred securities (1)	122,867	—	(54,159)	68,708
U.S. Government sponsored enterprise equity securities (2)	3,340	—	—	3,340
Residual securities	24,886	12,502	—	37,388
Other securities (3)	4,221	17	(497)	3,741
Total investment securities available-for-sale	$2,172,519	$14,794	$(140,069)	$2,047,244

As of December 31, 2007
U.S. Treasury securities	$2,487	$5	$—	$2,492
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	427,004	576	(1,090)	426,490
U.S. Government sponsored enterprise mortgage-backed securities	527,373	8,257	(354)	535,276
Other mortgage-backed securities	750,864	455	(70,721)	680,598
Trust preferred securities (1)	127,420	1,708	(9,501)	119,627
U.S. Government sponsored enterprise equity securities	83,744	500	(9,189)	75,055
Residual securities	32,778	12,623	(287)	45,114
Other securities	2,470	14	—	2,484
Total investment securities available-for-sale	$1,954,140	$24,138	$(91,142)	$1,887,136

(1) Reflects net of OTTI charge of $5.6 million and $405 thousand as of September 30, 2008 and December 31, 2007, respectively.

(2) Reflects net of OTTI charge of $55.3 million as of September 30, 2008.

(3) Reflects net of OTTI charge of $1.0 million as of September 30, 2008.

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Total gross loans decreased $555.7 million, or 6% to $8.29 billion at September 30, 2008, relative to December 31, 2007.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$488,026	5.9%	$433,337	4.9%
Residential, multifamily	689,806	8.3%	690,941	7.8%
Commercial and industrial real estate	3,969,813	47.9%	4,183,473	47.3%
Construction	1,356,668	16.4%	1,547,082	17.5%
Total real estate loans	6,504,313	78.5%	6,854,833	77.5%

Other loans:
Commercial business	1,190,848	14.4%	1,314,068	14.8%
Trade finance	389,288	4.7%	491,690	5.6%
Automobile	10,795	0.1%	23,946	0.3%
Other consumer	194,189	2.3%	160,572	1.8%
Total other loans	1,785,120	21.5%	1,990,276	22.5%
Total gross loans	8,289,433	100.0%	8,845,109	100.0%

Unearned fees, premiums and discounts, net	(1,047)		(5,781)
Allowance for loan losses	(177,155)		(88,407)
Loan receivable, net	$8,111,231		$8,750,921

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans, doubtful loans and other real estate owned, net.  Nonperforming assets totaled $200.6 million or 1.71% of total assets at September 30, 2008 and $67.5 million or 0.57% of total assets at December 31, 2007.  Nonaccrual loans amounted to $177.3 million at September 30, 2008, compared with $63.9 million at year-end 2007.  Loans totaling $204.2 million were placed on nonaccrual status during the third quarter of 2008.  As a part of our comprehensive loan review, loans totaling $27.3 million which were not 90 days past due as of September 30, 2008, were placed on nonaccrual status due to concerns regarding collateral values and future collectibility.  Additions to nonaccrual loans were offset by $35.7 million in chargeoffs, $57.6 million in payoffs and principal paydowns, $19.9 million in loans that were transferred to other real estate owned, and $84.5 million in loans brought current.  The additions to nonaccrual loans during the third quarter of 2008 were comprised of $3.2 million in single family loans, $5.2 million in multifamily loans, $44.3 million in commercial real estate loans, $134.4 million in construction loans, $15.8 million in commercial business loans including SBA loans, $523 thousand in trade finance loans, and $820 thousand in automobile and other consumer loans.

Loans that were past due 90 days or more were on nonaccrual status as of September 30, 2008 and December 31, 2007.

Restructured loans represent loans that have had their original terms modified.  There were $5.7 million in restructured loans as of September 30, 2008, compared to $2.1 million as of December 31, 2007.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had 23 OREO properties at September 30, 2008 with a combined aggregate carrying value of $17.6 million.  Of this amount, 61% is located in the Inland Empire region of Southern California, 34% in the Greater Los Angeles area, and the remaining 5% in Northern California.

In comparison, we had three OREO properties at December 31, 2007 with a combined aggregate carrying value of $1.5 million located predominantly in Northern California.  For the first nine months of 2008, we foreclosed on 33 properties with an aggregate carrying value of $46.6 million as of the foreclosure date.  During this period, we also sold eleven OREO properties with a carrying value of $28.4 million resulting in a total net loss on sale of $302 thousand.  In comparison, we sold one OREO property with a carrying value of $2.8 million for a net gain on sale of $1.3 million during the first nine months of 2007.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Nonaccrual loans	$177,303	$63,882
Loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	177,303	63,882

Restructured loans	5,664	2,081
Other real estate owned, net	17,607	1,500
Total nonperforming assets	$200,574	$67,463

Total nonperforming assets to total assets	1.71%	0.57%
Allowance for loan losses to nonperforming loans	99.92%	138.39%
Nonperforming loans to total gross loans	2.14%	0.72%

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

At September 30, 2008, we classified $207.7 million of our loans as impaired, compared with $123.8 million at December 31, 2007.  Specific reserves on impaired loans amounted to $32.9 million and $16.3 million at September 30, 2008 and December 31, 2007, respectively.  Our average recorded investment in impaired loans for the nine months ended September 30, 2008 and 2007 were $233.1 million and $71.3 million, respectively.  During the nine months ended September 30, 2008 and 2007, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $12.7 million and $4.6 million, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $7.6 million and $3.0 million, respectively.

In light of the credit and mortgage crisis affecting the entire financial industry and its impact on our borrowers, the Company took a more proactive approach during the latter part of 2007 and 2008 to assess potential loan impairment in our overall portfolio.  We expanded our scope to perform focused reviews of certain sectors of our loan portfolio to identify and mitigate potential losses.  Our recent experience made us aware of the rapid deterioration occurring in the market in a relatively short period of time.  Specifically, we have noted that while our borrowers may continue to pay as agreed in accordance with their contractual terms and/or even though loans may not have reached a significant stage of delinquency, the existence of certain warning signs indicating possible collectibility issues warranted a more careful scrutiny of these loans for potential impairment.  Specifically, we reviewed loans that exhibited the following characteristics:

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

•                  failure in meeting financial covenants; or

•                  other changes or conditions that may adversely impact the ultimate collectibility of loans.

Although certain loans are not 90 days or more delinquent and therefore still accruing interest, we have classified them as impaired as of September 30, 2008 because they exhibit one or more of the characteristics described above.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is considered to be commensurate with estimated and known risks in the portfolio.  In addition to regular, quarterly reviews of the appropriateness of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is appropriate at September 30, 2008, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or net chargeoffs, respectively, during the period.  At September 30, 2008, the allowance for loan losses amounted to $177.2 million, or 2.14% of total loans, compared with $88.4 million, or 1.00% of total loans, at December 31, 2007, and $84.6 million, or 0.99% of total loans, at September 30, 2007.   The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in accrued expenses and other liabilities and amounted to $5.7 million at September 30, 2008, compared to $11.4 million at December 31, 2007.  The decrease in the off-balance sheet allowance amount was due, in part, by a 37% decline in unfunded loan commitments at September 30, 2008 relative to year-end 2007.

We recorded $43.0 million in loan loss provisions during the third quarter of 2008 and $183.0 million during the first nine months of 2008.  In comparison, we recorded $3.0 million in loan loss provisions for the same periods in 2007.  Although loss provisions recorded during the third quarter of 2008 were significant in relation to the amount recorded during the same period last year, it represents a sharp reduction from the $85.0 million in loss provisions recorded during the second quarter of 2008.

While the elevated provision levels in 2008 are deemed prudent by management to proactively and aggressively address asset quality issues brought on by the downturn in the real estate market and instability in the overall economy, we have noted a stabilization in overall nonperforming asset and delinquency trends during the third quarter of 2008 relative to the first half of the year.  We expect continued stability in our asset quality trends during the fourth quarter of 2008.  As such, we anticipate our loss provision level in the fourth quarter and future periods to taper down as we continue to manage down our problem assets and overall credit exposures.

During the third quarter of 2008, net loan chargeoffs amounted to $39.7 million, or an annualized 1.88% of average loans outstanding during the quarter.  This compares to net loan chargeoffs of $853 thousand, or an annualized 0.04% of average loans outstanding for the same quarter in 2007.  Of the $44.4 million in total gross chargeoffs recorded for the quarter, 47% or $21.0 million were land loans and 36% or $16.1 million were residential construction loans.  During the first nine months of 2008, net chargeoffs amounted to $99.9 million, or 1.53% of average loans outstanding during the period.  This compares to net chargeoffs of $1.6 million, representing 0.03% of average loans outstanding during the same period in 2007.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Allowance balance, beginning of period	$168,413	$77,280	$88,407	$78,201
Allowance from acquisition	—	4,125	—	4,125
Allowance for unfunded loan commitments and letters of credit	5,437	1,013	5,669	824
Provision for loan losses	43,000	3,000	183,000	3,000
Chargeoffs:
Single family real estate	1,023	—	1,732	—
Multifamily real estate	1,006	—	1,442	—
Commercial and industrial real estate	21,690	—	43,108	—
Construction	16,138	516	40,429	516
Commercial business	4,401	392	18,136	1,437
Automobile	63	1	226	1
Other consumer	34	—	74	11
Total chargeoffs	44,355	909	105,147	1,965

Recoveries:
Single family real estate	1	—	3	—
Commercial and industrial real estate	1,899	18	1,905	18
Construction	2,581	—	2,581	—
Commercial business	177	25	714	348
Automobile	2	13	23	14
Total recoveries	4,660	56	5,226	380
Net chargeoffs	39,695	853	99,921	1,585
Allowance balance, end of period	$177,155	$84,565	$177,155	$84,565
Average loans outstanding	$8,451,517	$8,433,268	$8,725,596	$8,236,948
Total gross loans outstanding, end of period	$8,289,433	$8,558,314	$8,289,433	$8,558,314
Annualized net chargeoffs to average loans	1.88%	0.04%	1.53%	0.03%
Allowance for loan losses to total gross loans, end of period	2.14%	0.99%	2.14%	0.99%

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30,		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$5,113	5.9%	$2,475	4.9%
Residential, multifamily	7,171	8.3%	4,216	7.8%
Commercial and industrial real estate	39,894	47.9%	21,072	47.3%
Construction	71,822	16.4%	19,132	17.5%
Commercial business	40,583	14.4%	24,188	14.9%
Trade finance	11,509	4.7%	16,487	5.5%
Automobile	196	0.1%	242	0.3%
Other consumer	867	2.3%	595	1.8%
Total	$177,155	100.0%	$88,407	100.0%

Deposits

Deposits remained stable during the first nine months of 2008, increasing 4% to $7.54 billion at September 30, 2008, from $7.28 billion at December 31, 2007.  The net increase in deposits came from time deposits which rose $522.4 million or 14%.  These were offset by decreases in money market accounts of 7% or $76.1 million, interest-bearing checking accounts of $98.8 million or 21%, savings accounts of $51.8 million or 11%, and noninterest-bearing demand deposits of $38.3 million or 3%.

As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers during the third quarter of 2008.  As of September 30, 2008, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program increased to $189.6 million, compared to only $11.7 million at December 31, 2007.  The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  Additionally, during the third quarter, we partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30,	December 31,
	2008	2007
	(In thousands)

Noninterest-bearing demand	$1,393,480	$1,431,730
Interest-bearing checking	374,187	472,943
Money market	1,014,849	1,090,949
Savings	425,966	477,779
Total core deposits	3,208,482	3,473,401
Time deposits:
Less than $100,000	1,295,585	926,459
$100,000 or greater	3,032,282	2,879,054
Total time deposits	4,327,867	3,805,513
Total deposits	$7,536,349	$7,278,914

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one business day to six months from the transaction date. At September 30, 2008, federal funds purchased declined 86% to $30.4 million, as compared to $222.3 million at December 31, 2007. FHLB advances declined 15% to $1.54 billion as of September 30, 2008, compared to $1.81 billion at December 31, 2007. The decrease in federal funds purchased and FHLB advances is consistent with our overall strategy to deleverage our balance sheet. During the first nine months of 2008, a portion of the proceeds from the maturities and sales of investment securities, as well as proceeds from our preferred stock issuance in April 2008, were used to pay down our borrowings. During the first quarter of 2008, we paid off an FHLB advance totaling $50.0 million prior to its contractual maturity date. In accordance with Accounting Principles Bulletin No. 18, Early Extinguishment of Debt, we recorded the penalty amount of $149 thousand as an adjustment to interest expense. As of September 30, 2008, we had no overnight FHLB advances, compared to $350.0 million as of December 31, 2007. We entered into three new FHLB advances totaling $250.0 million during the first nine months of 2008. The maturity terms of these advances are less than 3 years with fixed interest rates ranging from 3.11% to 3.68%. FHLB advances totaling $120.0 million matured during the first nine months of 2008.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Long-term repurchase agreements remained at $995.0 million at September 30, 2008 and December 31, 2007. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities. All of these repurchase agreements have an original term of ten years. The rates were generally initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points. With the exception of one repurchase agreement, the rates have been switched to fixed rates for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

As of September 30, 2008, the Company also had $4.5 million in overnight repurchase agreements with customers with interest rates ranging from 1.50% to 1.75%.

Long-term Debt

Long-term debt remained at $235.6 million at September 30, 2008 and December 31, 2007. Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory reporting purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of September 30, 2008, our significant fixed and determinable contractual obligations, within the categories described below, by payment date. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$4,244,375	$151,989	$39,428	$11,078	$3,325,816	$7,772,686
Federal funds purchased	30,513	—	—	—	—	30,513
FHLB advances	669,408	938,347	5,414	3,223	—	1,616,392
Securities sold under repurchase agreements	52,424	95,913	95,913	1,128,658	—	1,372,908
Notes payable	—	—	—	—	12,150	12,150
Long-term debt obligations	11,626	23,251	23,251	422,894	—	481,022
Operating lease obligations	11,455	22,384	22,999	67,386	—	124,224
Unrecognized tax benefits	—	—	—	—	768	768
Postretirement benefit payments	—	11,156	1,732	2,316	—	15,204
Total contractual obligations	$5,019,801	$1,243,040	$188,737	$1,635,555	$3,338,734	$11,425,867

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. A schedule of significant commitments to extend credit to customers as of September 30, 2008 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$1,705,920
Standby letters of credit	509,105
Commercial letters of credit	50,237

Capital Resources

One of our primary sources of capital is the retention of net after tax earnings. At September 30, 2008, stockholders’ equity totaled $1.26 billion, an 8% increase from $1.17 billion as of December 31, 2007. The increase is comprised of the following: (1) issuance of Series A convertible preferred stock, net of stock issuance costs, totaling $194.1 million, representing 200,000 shares; (2) stock compensation costs amounting to $4.5 million related to grants of restricted stock and stock options; (3) tax benefits of $159 thousand resulting from the exercise of nonqualified stock options; (4) net issuance of common stock totaling $1.8 million, representing 419,195 shares, pursuant to various stock plans and agreements; and (5) a purchase accounting adjustment pursuant to the DCB acquisition of $2.3 million. These transactions were offset by (1) net loss of $52.0 million recorded during the first nine months of 2008; (2) $33.8 million in net unrealized losses on available-for-sale securities; (3) a change in accounting principle pursuant to the adoption of EITF 06-4 amounting to $479 thousand; (4) tax provision of $397 thousand resulting from the vesting of restricted stock; (5) purchase of treasury shares related to vested restricted stock amounting to $8 thousand, representing 410 shares; and (6) payment of quarterly cash dividends on common and preferred stock totaling $23.1 million for the first nine months of 2008.

We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be “well-capitalized.”  We raised $194.1 million in additional capital, net of underwriting discounts, commissions and offering expenses, during April 2008 through the issuance of 200,000 shares of non-cumulative, perpetual convertible preferred stock. The proceeds from this offering were used to reduce our borrowings, enhance our liquidity position, and boost our already strong capital levels. For a further discussion on this preferred stock offering, see Note 10 to the Company’s condensed consolidated financial statements presented elsewhere in this report. As of September 30, 2008, our total risk-based capital ratio is 13.12% or $318.5 million more than the 10.00% regulatory requirement for well-capitalized banks. Our Tier 1 risk-based capital ratio of 11.12% and our Tier 1 leverage ratio of 9.84% as of September 30, 2008 exceeded the regulatory guidelines for well-capitalized banks. At September 30, 2008, the Bank’s Tier 1 and total capital ratios were 10.92% and 12.91%, respectively, compared to 8.75% and 10.33%, respectively, at December 31, 2007.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at September 30, 2008, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	13.1%	12.9%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	11.1%	10.9%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.8%	9.7%	4.0%	5.0%

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

During the first nine months of 2008, we experienced net cash inflows from operating activities of $144.3 million, compared to net cash inflows of $160.7 million for the first nine months of 2007. For the first nine months of 2007, net cash inflows from operating activities are due primarily to net income earned during the period.

Net cash inflows from investing activities totaled $264.5 million for the first nine months of 2008 compared with net outflows from investing activities of $243.8 million for the first nine months of 2007.  Net cash inflows from investing activities for the first nine months of 2008 were due primarily to proceeds from the sale of investment securities and loans, repayments on loans, the early termination of a resale agreement, as well as repayments, maturities and redemptions of investment securities.  These factors were partially offset by purchases of investment securities.  For the nine months ended September 30, 2007, net cash outflows from investing activities can be attributed primarily to net loan growth and purchases of investment securities, resale agreements and FHLB stock repayments.  These factors were partially offset by maturities, redemptions, and sales of investment securities.

We experienced net cash outflows from financing activities of $41.6 million for the first nine months of 2008, primarily due to the repayment of federal funds purchased, FHLB advances and dividends paid on our preferred and common stock during the first nine months of 2008.  These factors were partially offset by a net increase in deposits as well as net proceeds received from the issuance of convertible preferred stock.  During the same period in 2007, we experienced net cash inflows from financing activities of $57.8 million primarily due to the net proceeds received from FHLB advances, securities sold under repurchase agreements, federal funds purchased, and long-term debt.  These factors were partially offset by a net decrease in deposits, purchases of treasury shares in connection with our Board authorized stock repurchase program, and dividends paid on our common stock.

As a means of augmenting our liquidity sources, we have available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies.  We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.  At September 30, 2008, we are not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California.  For the nine months ended September 30, 2008 and 2007, total dividends paid by East West Bank to East West Bancorp, Inc. amounted to $23.1 million and $65.3 million, respectively.  The large dividend payment by the Bank to the Company during the first nine months of 2007 was primarily due to the purchase of treasury shares totaling $53.1 million in connection with the Board authorized stock repurchase program announced during the first quarter of 2007.  There were no treasury share repurchases pursuant to the Board authorized stock repurchase program during the nine months ended September 30, 2008.  As of September 30, 2008, approximately $168.9 million of undivided profits of East West Bank were available for dividends to East West Bancorp, Inc.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets minus the present value of liabilities.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2008 and December 31, 2007, assuming a parallel shift of 100 to 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	September 30,	December 31,	September 30,	December 31,
(Basis Points)	2008	2007	2008	2007
+200	11.3%	9.1%	2.6%	5.3%
+100	6.5%	5.8%	1.7%	5.4%
-100	(6.2)%	(5.7)%	(3.9)%	(6.2)%
-200	(10.3)%	(11.0)%	(8.6)%	(11.9)%

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2) The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2008 and December 31, 2007.  Our primary analytical tool to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities.  The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates.  As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model.  Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves.  The model also factors in projections of anticipated activity levels by product line and takes into account our increased ability to control rates offered on deposit products in comparison to our ability to control rates on adjustable-rate loans tied to the published indices.

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2008.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							September 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2008
	(Dollars in thousands)
Assets:
CD investments	$495						$495	$497
Weighted average rate	3.23%						3.23%

Short term investments	$405,745						$405,745	$405,745
Weighted average rate	1.72%						1.72%

Securities purchased under resale agreements	$50,000						$50,000	$37,274
Weighted average rate	10.00%						10.00%

Investment securities available-for-sale (fixed rate)	$695,784		$80,373	$1,276	$75,000	$475,794	$1,328,227	$1,319,333
Weighted average rate	2.58%		4.02%	6.75%	4.32%	6.40%	4.14%

Investment securities available-for-sale (variable rate) (1)	$826,933	$2,398	$1,928	$6,625	$1,459	$4,951	$844,294	$727,911
Weighted average rate	4.50%	5.16%	5.23%	7.07%	5.19%	5.19%	4.53%

Total gross loans	$6,310,528	$920,231	$518,259	$192,964	$133,925	$213,526	$8,289,433	$8,349,741
Weighted average rate	5.92%	6.80%	7.10%	7.13%	6.99%	5.82%	6.13%

Liabilities:
Checking accounts	$374,187						$374,187	$296,732
Weighted average rate	0.65%						0.65%

Money market accounts	$1,014,849						$1,014,849	$970,125
Weighted average rate	2.21%						2.21%

Savings deposits	$425,966						$425,966	$341,861
Weighted average rate	0.81%						0.81%

Time deposits	$4,153,790	$134,207	$7,292	$7,698	$24,823	$57	$4,327,867	$4,339,347
Weighted average rate	3.14%	3.07%	4.26%	4.99%	4.02%	2.20%	3.15%

Federal funds purchased	$30,443						$30,443	$30,443
Weighted average rate	1.62%						1.62%

FHLB term advances (fixed rate)	$615,350	$760,000	$155,000	$5,000		$3,000	$1,538,350	$1,557,759
Weighted average rate	4.86%	4.03%	4.59%	4.46%		4.44%	4.42%

Securities sold under repurchase agreements (fixed rate)						$945,000	$945,000	$1,099,407
Weighted average rate						4.86%	4.86%

Securities sold under repurchase agreements (variable rate)	$50,000						$50,000	$48,836
Weighted average rate	4.15%						4.15%

Customer repurchase agreements	$4,467						$4,467	$4,467
Weighted average rate	1.68%						1.68%

Subordinated debt	$75,000						$75,000	$70,336
Weighted average rate (variable rate)	3.91%						3.91%

Junior subordinated debt (fixed rate)						$21,392	$21,392	$22,602
Weighted average rate						10.91%	10.91%

Junior subordinated debt (variable rate)	$139,178						$139,178	$119,983
Weighted average rate	4.57%						4.57%

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

The fair values of short-term investments approximate their book values due to their short maturities.  For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.  The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For private label mortgage-backed securities and pooled trust preferred securities, fair values are derived based on a combination of broker prices and discounted cash flow analyses that are weighted as deemed appropriate for each security.  The fair value of loans is determined based on the discounted cash flow approach.  The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics.

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

The fair values of the equity swap agreements and embedded derivatives for these six derivative contracts amounted to $15.0 million and $15.1 million as of September 30, 2008, respectively, compared to $28.3 million as of December 31, 2007.  The decrease in the fair value of the derivative contracts since December 31, 2007 can be attributed primarily to a 44% decline in the index value as of September 30, 2008 relative to year-end 2007.

The embedded derivatives are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets.  The fair value of the derivative contracts is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  The Company has also considered the counterparty’s as well as its own credit risk in determining the valuation.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Asset Liability and Market Risk Management.”

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of

September 30, 2008.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition.  As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” global capital markets and economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector.  Although the Company remains well capitalized and has not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession.  In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.  Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.  During the first nine months of 2008, we recorded a $183.0 million provision for loan losses and charged off $105.1 million, net of

$5.2 million in recoveries. Of the total chargeoff amount recorded during the nine months ended September 30, 2008, $10.0 million was related to a single commercial loan and $82.9 million were related to residential construction and land loans.  There has been a general slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of our loan customers are based.  This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on homebuilders and suppliers. As of September 30, 2008, we had $5.33 billion in commercial real estate, land and construction loans.  Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have an adverse effect on our net income and capital.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended September 30, 2008. The following summarizes share repurchase activities during the third quarter of 2008:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of Shares
	Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
July 31, 2008	—	$—	—	—
August 31, 2008	—	—	—	—
September 30, 2008	—	—	—	—
Total	—	$—	—	$26.2

(1)   Excludes 102,468 in repurchased shares totaling $3.2 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

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

Dated:  November 10, 2008

EAST WEST BANCORP, INC.

By:	/s/ Thomas J. Tolda
THOMAS J. TOLDA
Executive Vice President and
Chief Financial Officer