Form 10-K
period 2008-12-31
EAST WEST BANCORP INC
filed 2009-03-02
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filed ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

            The aggregate market value of the registrant's common stock held by non-affiliates is approximately $439,466,813 (based on the June 30, 2008 closing price of Common Stock of $7.06 per share).

            As of January 31, 2009, 63,745,261 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Stockholders – Part III

EAST WEST BANCORP, INC.
2008 ANNUAL REPORT ON FORM 10-K

PART I

            Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings and financial condition. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. Such risk and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

  •
  changes in our borrowers' performance on loans;

  •
  changes in the commercial and consumer real estate markets;

  •
  changes in our costs of operation, compliance and expansion;

  •
  changes in the economy, including inflation;

  •
  changes in government interest rate policies;

  •
  changes in laws or the regulatory environment;

  •
  changes in critical accounting policies and judgments;

  •
  changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

  •
  changes in the equity and debt securities markets;

  •
  changes in competitive pressures on financial institutions;

  •
  effect of additional provision for loan losses;

  •
  effect of any goodwill impairment;

  •
  fluctuations of our stock price;

  •
  success and timing of our business strategies;

  •
  impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;

  •
  changes in our ability to receive dividends from our subsidiaries; and

  •
  political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

            For a more detailed discussion of some of the factors that might cause such differences, see "ITEM 1A. RISK FACTORS." The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements, except as required by law.

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

            East West's principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West's principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West's other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2008, the Company had $12.42 billion in total consolidated assets, $8.07 billion in net consolidated loans, and $8.14 billion in total consolidated deposits.

            The principal office of the Company is located at 135 N. Los Robles Ave., 7th Floor, Pasadena, California 91101, and the telephone number is (626) 768-6000.

            East West Bank.    East West Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. From 1973 until the early 1990's, the Bank conducted a traditional savings and loan business by making predominantly long-term, single family residential and commercial and multifamily real estate loans. These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank of San Francisco. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995. The Bank now also provides loans for commercial, construction, and residential real estate projects and for the financing of international trade for companies primarily in California.

            At December 31, 2008, the Bank had three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. The secondary subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The third subsidiary, East West Mortgage Securities, LLC, is a California limited liability company organized by the Bank in September

2002. East West Mortgage Securities, LLC acts primarily as a special purpose entity in connection with the Bank's private label securitization activities.

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

            On August 17, 2007, the Bank completed the acquisition of Desert Community Bank ("DCB"), a commercial bank headquartered in Victorville, California. The purchase price was $145.0 million with fifty-five percent of the merger consideration paid in East West common stock and the remainder in cash. DCB operated through nine branches located throughout the High Desert area of San Bernardino County. The Bank acquired approximately $406.1 million in net loans receivable and assumed $506.7 million in deposits through this acquisition. These nine branches are operated under the name Desert Community Bank, a division of East West Bank.

            The Bank has also grown through strategic partnerships and additional branch locations. On August 30, 2001, the Bank entered into an exclusive ten-year agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with 24 full service stores in California, two in Washington, and affiliated licensee stores in Arizona, Georgia, Hawaii, Nevada, and Indonesia. Tawa Supermarket Companies or "Tawa" is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services to nine 99 Ranch Market locations in Southern California and one in Northern California.

            The Bank continues to expand its market presence in the international arena. The Bank has a full-service branch in Hong Kong, which commenced operations during the first quarter of 2007. The Hong Kong branch is the Bank's first overseas full-service branch office offering a variety of deposit, loan, and international banking products. The Bank also has two overseas representative offices in China. The first office, located in Beijing, was opened on January 20, 2003. The second overseas representative office was opened on August 10, 2007, and is located in Shanghai. These representative offices serve to further develop the Bank's existing international banking capabilities. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding domestic exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships with a variety of Chinese financial institutions.

            The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its footprint in the international and global marketplace.

Banking Services

            The Bank was the second largest independent commercial bank headquartered in Southern California as of December 31, 2008, and one of the largest banks in the United States that focuses on the Chinese-American community. Through its network of 71 banking locations, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

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

Market Area and Competition

            The Bank concentrates on marketing its services in the Los Angeles metropolitan area, Orange County, San Bernardino County, and the greater San Francisco Bay area, including San Mateo County, the Silicon Valley area of Santa Clara County, and Alameda County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent years. According to information provided by the U.S. Census Bureau's 2005-2007 American Community Survey, there were an estimated 4.6 million Asians and Pacific Islanders residing in California, or 12.6% of the total population. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets and cultures, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. The Bank is also committed to expanding its customer base to other high growth communities in Southern California.

            The Bank has 69 branches in California located in the following counties: Los Angeles, Orange, San Bernardino, San Francisco, San Mateo, Santa Clara and Alameda. Additionally, the Bank has one branch in Houston, Texas as a result of the United National Bank ("UNB") acquisition in September 2005.

            The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, as well as continuing consolidation and nationwide expansion among financial services providers.

            The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign ownership, and offer a broader range of financial services than the Bank.

Economic Conditions, Government Policies, Legislation, and Regulation

            The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

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

            From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Several proposals for legislation that could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system) are expected to be introduced and possibly enacted in the new Congress in response to the current economic downturn and financial industry instability. Other legislative and regulatory initiatives which could affect us and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the Congress, the California legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. The Company cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

            Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued through 2008 and are anticipated to continue through 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management, and capital adequacy concerns, as well as other safety and soundness concerns.

            On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted ("EESA") to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program ("TARP"), the EESA authorized the United States Department of the Treasury ("U.S. Treasury") to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion or half of the $700 billion was made immediately available to the U.S. Treasury. On January 15, 2009, the remaining $350 billion was released to the U.S. Treasury.

            On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the "TARP CPP"), and since has injected capital into many other financial institutions, including the Company. The U.S. Treasury initially allocated $250 billion towards the TARP CPP. On December 5, 2008, the Company entered into a Securities Purchase Agreement – Standard Terms with the U.S. Treasury ("Stock Purchase Agreement"), pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $306.5 million, preferred stock and warrants. Under the terms of the TARP CPP, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in Part II, Item 7 herein.

            In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

(3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. The Company has complied with these requirements.

            The bank regulatory agencies, U.S. Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participate in the TARP CPP to document their plans and use of TARP CPP funds and their plans for addressing the executive compensation requirements associated with the TARP CPP.

            On February 10, 2009, the U.S. Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the FRB's pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

            On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

            The executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "Say on Pay" shareholder vote on the compensation of executives.

            On February 23, 2009, the U.S. Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program ("CAP") announced February 10, 2009, including: (i) that the CAP will be initiated on February 25, 2009 and will include "stress test" assessments of major banks and that should the "stress test" indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

            On February 25, 2009, the first day the CAP program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation's largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to more a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking "stress test" assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program is an additional program from the TARP CCP and is open to eligible institutions regardless of whether they participated in the TARP CCP. The deadline to apply to the CAP is May 25, 2009. Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received TARP CCP.

            The EESA also increased Federal Deposit Insurance Corporation ("FDIC") deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The FDIC has recently proposed that Congress extend the $250,000 limit to 2016. In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program ("TLGP") to provide deposit insurance for the full amount of most noninterest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions had until December 5, 2008 to opt out of these two programs. The Company and the Bank have elected to not opt out of these two programs. The FDIC charges "systemic risk special assessments" to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees.

Supervision and Regulation

            General.    The Company and the Bank are extensively regulated under both federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund ("DIF") administered by the FDIC and not for the benefit of stockholders. Set forth below is a brief description of key laws and regulations which relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations. The federal and state agencies regulating the financial services industry also frequently adopt changes to their regulations.

            The Company.    As a bank and financial holding company, the Company is subject to regulation and examination by the FRB under the BHCA. Accordingly, the Company is subject to the FRB's regulation and its authority to:

  •
  require periodic reports and such additional information as the FRB may require.

  •
  require the Company to maintain certain levels of capital. See "Capital Requirements".

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

  •
  regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations.

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

            The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Department of Financial Institutions ("DFI").

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

            In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act ("FDIA") to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank's deposits, have residual authority to:

  •
  require affirmative action to correct any conditions resulting from any violation or practice;

  •
  direct an increase in capital and the maintenance of specific minimum capital ratios;

  •
  restrict the Bank's growth geographically, by products and services or by mergers and acquisitions;

  •
  enter into informal or formal enforcement orders, including memoranda of understanding, written agreements; and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices;

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

    Interstate Banking and Branching

            Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies and banks generally have the ability to acquire or merge with banks in other states and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home state. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently has one interstate branch in Houston, Texas.

    Federal Home Loan Bank System

            The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2008, the Bank was in compliance with the FHLB's stock ownership requirement and our investment in FHLB capital stock totaled $86.7 million. In January 2009, the FHLB announced that it will suspend dividend payments for the fourth quarter of 2008 to preserve capital given the possibility of other-than-temporary charges on certain non-agency mortgage-backed securities in the future. Additionally, the FHLB announced that it will not repurchase excess capital stock on January 31, 2009, the next regularly scheduled repurchase date.

    Federal Reserve System

            The Federal Reserve Board requires all depository institutions to maintain interest bearing reserves at specified levels against their transaction accounts. At December 31, 2008, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the Reserve Bank. At December 31, 2008, the Bank held an investment of $27.6 million in capital stock.

    Foreign Operations

            The Bank has a full-service branch in Hong Kong and representative offices in Beijing and Shanghai, China. The Bank's overseas activities are regulated by the FRB and the DFI, and are also regulated by supervisory authorities of the host countries where the Bank has offices.

    Dividends and Other Transfers of Funds

            Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $162.9 million at December 31, 2008. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal Prompt Corrective Action regulations, the FRB or FDIC may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Capital Requirements."

            It is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also FRB policy that bank holding companies should not maintain dividend levels that undermine the company's ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

            Under the terms of the TARP CPP, for so long as any preferred stock issued under the TARP CPP remains outstanding, the Company is prohibited from increasing dividends on its common stock,

and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent until the third anniversary of the U.S. Treasury's investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the TARP CPP to third parties. As long as the preferred stock issued to the U.S. Treasury is outstanding, as well as the Company's Series A Preferred Stock, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions (see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in Part II, Item 7 herein).

    Capital Requirements

            Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. At December 31, 2008, the Company's and the Bank's capital ratios exceed the minimum capital adequacy guideline percentage requirements of the federal banking agencies "well capitalized" institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk-Based Capital" and Note 24 to the consolidated financial statements for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2008.

            The federal banking agencies have adopted risk-based minimum capital adequacy guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Under the capital adequacy guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. The TARP CPP capital received by the Company from the U.S. Treasury and the capital received from the Series A preferred stock offering also qualifies as Tier I capital. "Tier II capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. "Tier III capital" consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. An institution is defined as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more.

            Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

    Basel and Basel II Accords

            The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large or "core" international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more); is optional for others, and if adopted, must first be complied with in a "parallel run" for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen Basel II framework in response to recent worldwide developments.

            In July 2008, the U.S. federal banking agencies issued a proposed rule for banking organizations that do not use the "advanced approaches" under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where U.S. markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A definitive final rule has not yet been issued. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

    Prompt Corrective Action

            The FDIA provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution's classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

            A depository institution's capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulation. A bank will be: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a

Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

            The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

            The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

    FDIC Insurance

FDIC Deposit Insurance

            The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

            On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

            If the DIF's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the DIF. The Bank used the remaining balance of its special assessment credit to offset a portion of its deposit insurance premium in the first quarter of 2008.

            Additionally, by participating in the TLGP, banks temporarily become subject to "systemic risk special assessments" of 10 basis points for transaction account balances in excess of $250,000 assessments up to 100 basis points of the amount of TLGP debt issued. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

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

            Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDIA prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.

    Securities Activities

            FRB Regulation R implements exceptions provided in GLBA for securities activities which banks may conduct without registering with the SEC as securities broker or moving such activities to a broker-dealer affiliate. Regulation R provides exceptions for networking arrangements with third-party broker-dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The current securities activities which the Bank provides customers are conducted in conformance with these rules and regulations.

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

  •
  The CRA, which requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies in examining insured depository institutions to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices; and further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its last examination for CRA compliance, as of July 7, 2008, the Bank was rated "satisfactory."

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

Employees

            East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2008, the Bank had a total of 1,237 full-time employees and 97 part-time employees and the Agency had a total of 12 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

Recently Issued Accounting Standards

            For a discussion of recent accounting pronouncements and their expected impact on the Company's consolidated financial statements, refer to Note 1 – "Recent Accounting Pronouncements" in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Available Information

            We file reports with the SEC, including our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains a web site that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov.

            The Company also maintains an internet website at www.eastwestbank.com. The Company makes its website content available for information purposes only. It should not be relied upon for investment purposes.

            We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual shareholders meetings, as well as any amendments to those reports, as soon as reasonably practicable after the Company files such reports with the SEC. The Company's SEC reports can be accessed through the investor information page of its website. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

Executive Officers of the Registrant

            The following table sets forth the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Position with Company or Bank

Dominic Ng	50	Chairman of the Board, President, and Chief Executive Officer of the Company and the Bank
Wellington Chen	49	Executive Vice President and Director of Corporate Banking Division of the Bank
Donald S. Chow	58	Executive Vice President
William H. Fong	61	Executive Vice President and Head of Northern California Commercial Lending Division of the Bank
Karen Fukumura	43	Executive Vice President and Head of Retail Strategy, Deposit Service & Technology
Agatha Fung	49	Executive Vice President and Head of the International Banking Division of the Bank
Douglas P. Krause	52	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank
William J. Lewis	65	Executive Vice President and Chief Credit Officer of the Bank
Steven D. Munter	52	Executive Vice President and Director of the Commercial Banking Division of the Bank
Thomas J. Tolda	53	Executive Vice President and Chief Financial Officer of the Company and the Bank
Andy Yen	51	Executive Vice President and Director of the Business Banking Division of the Bank

(1)
As of March 2, 2009

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

            Donald S. Chow serves as Executive Vice President. Mr. Chow has over 30 years of experience in commercial lending. Before joining East West in 1993, Mr. Chow was First Vice President and Senior Credit Officer for Mitsui Manufacturers Bank from 1987 to 1993, and prior to that spent over 14 years with Security Pacific National Bank where he held a number of management positions in the commercial lending area.

            William H. Fong serves as Executive Vice President and Head of the Bank's Northern California Commercial Lending division. Mr. Fong joined East West in April 2006 from United Commercial Bank where he was the Head of Commercial Banking. Prior to this, Mr. Fong spent 23 years with the BNP Paribas/Bank of the West group. His responsibilities as an Executive Vice President with Bank of the West included the oversight of the Pacific Rim Division's Corporate Banking department as well as the strategic planning and development of the division's branch network in Portland, California, Nevada, and representative offices in Shanghai. Before transferring to Bank of the West, Mr. Fong spent 20 years with BNP Paribas as Director of the Asia Desk. Mr. Fong is a member of the California Economic Development Commission Goods Movement International Trade Advisory Committee.

            Karen Fukumura serves as Executive Vice President and Head of Retail Strategy, Deposits Services & Technology. Prior to joining East West in April 2008, Ms. Fukumura was a Senior Vice President with Bank of America and held several transformational leadership roles within the Consumer Bank and Service & Fulfillment Operations. Additionally, Ms. Fukumura has seven years of management consulting experience in Asia, and previously held sales and manufacturing operations roles within Mobil Oil and Xerox Corporation, respectively.

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

            Thomas J. Tolda serves as Executive Vice President and Chief Financial Officer. Prior to joining East West Bank in April 2008, Mr. Tolda was executive vice president and group CFO for Wells Fargo's Consumer Credit Group in San Francisco from 1999 to March 2008. Mr. Tolda began his career in New York with Citibank's International Banking Group in 1976 and took on various positions of increasing responsibility and geographic diversity including financial controller for Citibank in Italy, CFO for Citibank Brazil and CFO and Board member for Citibank Savings F.S.B. in Chicago. Mr. Tolda is a member of the Affordable Housing Finance Committee for Contra Costa County. He is a graduate of New York University and received his M.B.A. from Fordham University's Graduate School of Business.

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

ITEM 1A.    RISK FACTORS

Risk Factors That May Affect Future Results

            Together with the other information on the risks we face and our management of risk contained in this Annual Report or in our other SEC filings, the following presents significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results, cash flows and prospects, and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

            Difficult economic and market conditions have adversely affected our industry.    Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant writedowns of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional writedowns. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  We potentially face increased regulation of our industry including heightened legal standards and regulatory requirements or expectations imposed in connection with the EESA and the ARRA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

  •
  The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

  •
  We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

  •
  The Company's borrowers may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company's operating results.

  •
  Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

  •
  Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect the Company's ability to market its products and services.

            Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows.    The EESA, which established TARP, was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, the ARRA was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the TARP CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company's business, financial condition, results of operations, access to credit or the trading price of its common shares.

            There have been numerous actions undertaken in connection with or following the EESA and ARRA by the FRB, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company's business, financial condition and results of operations could be materially and adversely affected.

            U.S. and international financial markets and economic conditions, particularly in California, could adversely affect our liquidity, results of operations and financial condition.    As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," recent turmoil and downward economic trends have been particularly acute in the financial sector. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company's exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

            We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.    During the year ended December 31, 2008, we recorded a $226.0 million provision for loan losses and charged off $147.5 million, gross of $6.0 million in recoveries. There has been a significant slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. As of December 31, 2008, we had $5.31 billion in commercial real estate and construction loans. Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

            Our allowance for loan and lease losses may not be adequate to cover actual losses.    A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan and lease losses further.

            Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.    Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

            The actions and commercial soundness of other financial institutions could affect the Company's ability to engage in routine funding transactions.    Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company's credit risk may increase when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company's results of operations.

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

            We may experience additional goodwill impairment.    In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices, and expectations of financial performance for the banking industry, including the Company, our estimates of goodwill fair value may be subject to change or adjustment and we may determine that additional impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management's estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Subsequent to December 31, 2008, the Company's market capitalization continued to decrease. If the Company's market capitalization continues to remain below book value, the Company will update its valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down further in future periods.

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

            We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.    Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. The Company is now also subject to supervision, regulation and investigation by the U.S. Treasury and the Office of the Special Inspector General for the TARP under the EESA by virtue of its participation in the TARP CPP. From time to time, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

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

            If we cannot attract deposits, our growth may be inhibited.    Our ability to increase our deposit base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets.

            We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.    We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

            We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.    Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.

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

            State laws may restrict our ability to pay dividends.    Our ability for the Bank to pay dividends to the Company is limited by California law and the Company's ability to pay dividends on its outstanding stock is limited by Delaware law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

            The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock, and there can be no assurance of any future dividends on our common stock.    The Stock

Purchase Agreement between the Company and the U.S. Treasury pursuant to which we sold $306.5 million of our Series B Preferred Stock (the "Series B Preferred Stock") and issued a warrant to purchase up to 3,035,109 shares of our common stock (the "TARP Warrant") provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series B Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the cash dividend on our common stock above $0.10 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock and Series B Preferred Stock. The terms of our outstanding Series A Preferred Stock have similar limitations on our ability to redeem or repurchase our common stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series B Preferred Stock and Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the TARP Warrant and common stock issuable upon conversion of the Series A Preferred Stock, described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with first quarter 2009 dividends, our Board of Directors reduced our common stock dividend to $0.02 per share, relative to our previous quarterly dividend rate of $0.10 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" herein. The terms of the Stock Purchase Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law.

            Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the TARP Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock.    The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the TARP Warrant is exercised. The shares of common stock underlying the TARP Warrant represent approximately 5% of the shares of our common stock outstanding as of January 31, 2009 (including the shares issuable upon exercise of the TARP Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction. In addition, to the extent our Series A Preferred Stock is converted, or options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our shareholders.

            Because of our participation in the Troubled Asset Relief Program, we are subject to several restrictions including restrictions on compensation paid to our executives.    Pursuant to the terms of the Stock Purchase Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Purchase Agreement, including the common stock which may be issued pursuant to the TARP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. Since the TARP Warrant has a ten year term, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten year time period.

            The adoption of the ARRA on February 17, 2009 imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency. The executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "Say on Pay" shareholder vote on the compensation of executives.

            The price of our common stock may be volatile or may decline.    The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

  •
  actual or anticipated quarterly fluctuations in our operating results and financial condition;

  •
  changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

  •
  failure to meet analysts' revenue or earnings estimates;

  •
  speculation in the press or investment community;

  •
  strategic actions by us or our competitors, such as acquisitions or restructurings;

  •
  actions by institutional shareholders;

  •
  fluctuations in the stock price and operating results of our competitors;

  •
  general market conditions and, in particular, developments related to market conditions for the financial services industry;

  •
  proposed or adopted regulatory changes or developments;

  •
  anticipated or pending investigations, proceedings or litigation that involve or affect us; or

  •
  domestic and international economic factors unrelated to our performance.

            The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in "Special Cautionary Note Regarding Forward-Looking Statements." Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

            Anti-takeover provisions could negatively impact our stockholders.    Provisions of Delaware law and of our certificate of incorporation, as amended, and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. For example, our certificate of incorporation requires the approval of the holders of at least two-thirds of our outstanding shares of voting stock to approve certain business combinations. We are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation, as amended, authorizes our board of directors to issue preferred stock and preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

            Natural disasters and geopolitical events beyond our control could adversely affect us.    Natural disasters such as earthquakes, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving terrorism or military conflict could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair our borrowers' ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our nonperforming loans and a higher level of nonperforming assets (including real estate owned), net chargeoffs, and provision for loan losses, which could adversely affect our earnings.

            Adverse conditions in Asia could adversely affect our business.    A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia. Additionally, we also have representative offices in Beijing and Shanghai and a full-service branch in Hong Kong. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. If economic conditions in Asia deteriorate, we could, among other things, be exposed to economic and transfer risk, and could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia, and in China in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

            We have engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect our business and earnings.    We have engaged in and may continue to engage in expansion through acquisitions. There are risks associated with such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

            Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

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

            The Bank owns the buildings and land at 23 of its retail branch offices. Nine of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2009 to 2020, exclusive of renewal options.

            The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

            At December 31, 2008, the Bank's consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $60.2 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2008 was $27.0 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $10.7 million during 2008.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

            East West Bancorp, Inc. commenced trading on the NASDAQ Global Select Market on February 8, 1999 under the symbol "EWBC." The following table sets forth the range of sales prices for the Company's common stock for the years ended December 31, 2008 and 2007.

	2008		2007
	High	Low	High	Low
First quarter	$25.75	$16.96	$38.96	$35.26
Second quarter	18.74	6.94	41.86	35.31
Third quarter	17.65	6.77	39.59	34.95
Fourth quarter	18.40	9.85	38.27	24.13

            The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the periods indicated. The closing price of our common stock on January 31, 2009 was $9.49 per share, as reported by the Nasdaq Global Select Market.

Issuance of Preferred Stock

            In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A ("Series A preferred shares"), with a liquidation preference of $1,000 per share. In conjunction with this issuance, the Company received $194.1 million of additional Tier 1 qualifying capital, net of stock issuance costs. The shares are quoted on the Over-the-Counter Bulletin board under the symbol "EWBCP.PK" on an exchange. The holders of the Series A preferred shares will have the right at any time to convert each share of Series A into 64.9942 shares of the Company's common stock, plus cash in lieu of fractional shares. This represented an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company's common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company has the right to cause the Series A preferred shares to be converted into shares of the Company's common stock, subject to conversion provisions. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 15, May 15, August 15 and November 15 of each year.

            On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B ("Series B preferred shares"), with a liquidation preference of $1,000 per share in conjunction with its participation in the U.S. Treasury's TARP CPP. The Company received $306.5 million of additional Tier 1 qualifying capital as a result of this issuance. The shares are not listed on an exchange. The Series B preferred shares are senior to common stock and pari passu with existing preferred shares (including shares of our Series A preferred stock discussed above) other than preferred shares which by their terms rank junior to any existing preferred shares. The Series B preferred shares will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum. Dividends will be payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. For as long as any Series B preferred shares are outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking pari passu with the Series B preferred shares, or common shares (other than in the case of pari passu preferred shares, in which case, dividends are paid on a pro rata basis with the Series B preferred shares), nor may the Company repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Series B preferred shares or common shares, unless all accrued and unpaid dividends for all past dividend periods on the Series B preferred shares are fully paid. Series B preferred shares are transferable by the U.S. Treasury at any time. Subject to the approval of the FRB, the Series B preferred shares are redeemable at the option of the Company at 100% of liquidation preference (plus any accrued and unpaid dividends), provided, however, that the Series B preferred shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings in excess of $76,636,500, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Except for certain specified transactions, Series B preferred shares shall be non-voting in nature.

            In connection with the Series B offering, the Company issued warrants to purchase 3,035,109 shares of common stock with an initial price of $15.15 per share of common stock for which the warrant may be exercised. The warrants may be exercised at any time on or before December 5, 2018.

Common Stock Holders

            As of January 31, 2009, 63,745,261 shares of the Company's common stock were held by 1,933 shareholders of record.

Common Dividends

            We declared and paid cash dividends of $0.10 per share during each of the four quarters of 2007 and $0.10 per share during each of the four quarters of 2008. Refer to "Item 1. BUSINESS – Supervision and Regulation – Dividends and Other Transfers of Funds" for information regarding dividend payment restrictions.

Stock Performance Graph

            The following graph shows a comparison of stockholder return on the Company's common stock based on the market price of the common stock assuming the reinvestment of dividends, with the cumulative total returns for the companies in the Standard & Poor's 500 Index and the SNL Western Bank Index for the 5-year period beginning on December 31, 2003 through December 31, 2008. This graph is historical only and may not be indicative of possible future performance of the Company's common stock. The information set forth under the heading "Stock Performance Graph" shall not be deemed "soliciting material" or to be "filed" with the Commission except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

Total Return Performance

	Period Ended
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
East West Bancorp, Inc.	100.00	157.37	137.62	134.30	92.88	62.75
SNL Western Bank Index	100.00	113.64	118.32	133.50	111.51	108.57
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

            On January 23, 2007, the Company's Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company's common stock. On March 20, 2007, the Company's Board of Directors authorized an increase in the stock repurchase program to buy back up to an additional $50.0 million of the Company's common stock in 2007. This new authorization is in addition to the $30.0 million stock repurchase authorized on January 23, 2007. The Company completed the repurchase of 1,392,176 shares at a weighted average price of $38.69 during 2007. There were no repurchases of equity securities during the year ended 2008. The Company had $26.2 million in authorized share repurchases remaining as of December 31, 2008.

            Repurchases of the Company's securities during the fourth quarter of 2008 are as follows:

Month Ended	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value in Millions of Shares that May Yet Be Purchased Under the Programs (2)
October 31, 2008	—	$—	—	$26.2
November 30, 2008	—	—	—	26.2
December 31, 2008	—	—	—	26.2

Total	—	$—	—	$26.2

(1)
Excludes 134,775 in repurchased shares totaling $3.9 million due to granting of unrestricted stock awards as well as forfeitures and vesting of restricted stock awards pursuant to the Company's 1998 Stock Incentive Plan.
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

	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Summary of Operations:
Interest and dividend income	$664,858	$773,607	$660,050	$411,399	$252,070
Interest expense	309,694	365,613	292,568	131,284	52,897

Net interest income	355,164	407,994	367,482	280,115	199,173
Provision for loan losses	226,000	12,000	6,166	15,870	16,750

Net interest income after provision for loan losses	129,164	395,994	361,316	264,245	182,423
Noninterest (loss) income (1)	(25,062)	49,520	33,920	29,649	31,938
Noninterest expense	201,270	183,255	161,455	123,533	93,028

(Loss) income before provision (benefit) for income taxes	(97,168)	262,259	233,781	170,361	121,333
(Benefit) provision for income taxes	(47,485)	101,092	90,412	61,981	43,311

Net (loss) income	$(49,683)	$161,167	$143,369	$108,380	$78,022

PREFERRED STOCK DIVIDENDS AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	9,474	-	-	-	-

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(59,157)	$161,167	$143,369	$108,380	$78,022

Per Common Share
Basic earnings per share	$(0.94)	$2.63	$2.40	$2.03	$1.54
Diluted earnings per share	$(0.94)	$2.60	$2.35	$1.97	$1.49
Common dividends per share	$0.40	$0.40	$0.20	$0.20	$0.20
Average number of shares outstanding, basic	62,673	61,180	59,605	53,454	50,654
Average number of shares outstanding, diluted	62,673	62,093	60,909	55,034	52,297
At Year End:
Total assets	$12,422,816	$11,852,212	$10,823,711	$8,278,256	$6,028,880
Loans receivable, net	8,069,377	8,750,921	8,182,172	6,724,320	5,080,454
Investment securities held-to-maturity	122,317	-	-	-	-
Investment securities available-for-sale	2,040,194	1,887,136	1,647,080	869,837	534,452
Deposits	8,141,959	7,278,914	7,235,042	6,258,587	4,522,517
Federal Home Loan Bank advances	1,353,307	1,808,419	1,136,866	617,682	860,803
Stockholders' equity	1,550,766	1,171,823	1,019,390	734,138	514,309
Common shares outstanding	63,746	63,137	61,431	56,519	52,501
Book value per common share	$16.94	$18.56	$16.59	$12.99	$9.80
Financial Ratios:
Return on average assets	(0.42)%	1.45%	1.46%	1.55%	1.57%
Return on average common equity	(5.41)	14.89	15.78	18.27	17.86
Return on average total equity	(3.99)	14.89	15.78	18.27	17.86
Common dividend payout ratio	0.43	15.27	8.35	9.88	12.93
Average stockholders' equity to average assets	10.55	9.77	9.26	8.48	8.77
Net interest margin	3.19	3.94	3.98	4.22	4.24
Efficiency ratio (2)	45.94	37.44	37.07	36.53	36.08
Asset Quality Ratios:
Net chargeoffs (recoveries) to average loans	1.64%	0.08%	(0.01)%	0.08%	0.12%
Nonperforming assets to year end total assets	2.12	0.57	0.18	0.36	0.10
Allowance for loan losses to year end total gross loans	2.16	1.00	0.95	1.01	0.99

(1)
2008 includes other-than-temporary ("OTTI") charges relating to investment securities of $73.2 million.
(2)
Represents noninterest expense, excluding the amortization of intangibles, amortization and impairment writedowns of premiums on deposits acquired, impairment writedown on goodwill, and investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment writedowns on investment securities and other equity investment.

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

    Fair Valuation of Financial Instruments

            The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, on January 1, 2008. This standard provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under SFAS No. 157. Fair value determination in accordance with SFAS No. 157 requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

            Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments.

    Investment Securities

            The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements presented elsewhere in this report. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

            For current broker prices obtained on certain investment securities that we believe are based on forced liquidation or distressed sale values in very inactive markets, we have modified our approach in determining the fair values of these securities. We have determined that each of these securities will be individually examined for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates are taken into consideration in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market.

            We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be "other-than-temporarily" impaired as of December 31, 2008. Investment securities are discussed in more detail in Note 7 to the Company's consolidated financial statements presented elsewhere in this report.

            As required under Emerging Issues Task Force ("EITF") 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitizes Financial Assets, and EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, the Company considers all available information relevant to the collectibility of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for our portfolio of residual securities and pooled trust preferred securities. The Company considers factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

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

            A detailed discussion of our allowance for loan loss methodology can be found in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Allowance for Loan Losses." As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we continue to enhance our methodology to keep pace with the size and complexity of the loan portfolio and changing credit environment. Changes in any of the factors cited above could have a significant impact on the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion should also be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere in this report including the section entitled "Loans and Allowance for Loan Losses."

    Other Real Estate Owned

            Other real estate owned ("OREO") represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are charged to non-interest expense. If the REO is sold shortly after it is received in a foreclosure (i.e., the holding period was deemed minimal), the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan and lease losses, if deemed material. Otherwise, any declines in value after foreclosure are recorded as gains or losses from the sale or disposition of the real estate. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

    Loan Sales

            From time to time, we sell and securitize single family and multifamily loans to secondary market investors. We may retain residual and other interests, which are considered retained interests in the sold or securitized loans. The gain on sale recorded on these loans depends, in part, on our allocation of the previous carrying amount of the loans to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the loans sold and the interests retained. The fair values of retained interests are estimated based upon the present value of the associated expected future cash flows taking into consideration future prepayment rates, discount rates, expected credit losses, and other factors that impact the value of the retained interests.

            When mortgage loans are sold, we generally retain the right to service these loans. We may record mortgage servicing assets, or "MSAs", when the benefits of servicing are expected to be more than adequate compensation to a servicer. Mortgage servicing assets are initially recorded at fair value. The Company determines whether the benefits of servicing are expected to be more than adequate compensation to a servicer by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates are also used in determining the value of the MSAs. Mortgage servicing assets are discussed in more detail in Notes 1 and 13 to the Company's consolidated financial statements presented elsewhere in this report.

    Goodwill Impairment

            Under SFAS No. 142, Goodwill and Other Intangibles, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company's four major operating segments identified in Note 25 to the Company's consolidated financial statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach was used. Under the income approach, the Company provided a net income projection and a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For additional information regarding goodwill, see Note 12 to the Company's consolidated financial statements presented elsewhere in this report.

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

            As share-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is discussed in more detail in Notes 1 and 21 to the Company's consolidated financial statements presented elsewhere in this report.

Overview

            2008 proved to be one of the most challenging periods in our 36-year history. The downturn in the U.S. housing markets, the volatility in the financial services industry, and continued uncertainty in the U.S. economy have caused widespread instability on the global financial systems. Liquidity concerns and credit issues have resulted in the failure and insolvency of several large financial companies as well as the U.S. government's conservatorship of Fannie Mae and Freddie Mac. To this end, we undertook several decisive and strategic actions throughout the year to strengthen our balance sheet – improving our capital and liquidity positions, fortifying our loss reserve levels, as well as stabilizing our problem loans and reducing our credit risk exposures. Additionally, we were able to reduce operating expenses despite higher credit cycle costs. With these measures, we feel we are positioned better than ever to face the economic challenges that will likely continue to plague the financial services industry in the coming year.

            In 2008, we raised a total $506.5 million in capital through the issuance of $200.0 million of convertible preferred stock in April 2008 and the issuance of $306.5 million of preferred equity in December 2008 as a participant in the TARP CPP. These issuances of preferred stock have bolstered our capital ratios well above regulatory minimum as well as "well-capitalized" thresholds for banks. As of December 31, 2008, our total risk-based capital ratio was 15.8% or $600.5 million more than the 10.0% regulatory requirement for well-capitalized banks. Our Tier 1 risk-based capital ratio of 13.8% and our Tier 1 leverage ratio of 12.4% as of December 31, 2008 also significantly exceeded regulatory guidelines for "well-capitalized" banks. Our tangible equity to tangible assets ratio improved to 9.9% at December 31, 2008, compared to 7.0% as of December 31, 2007.

            Similarly, our liquidity position has also been considerably strengthened. At December 31, 2008, we tripled our total borrowing capacity and holdings of cash and cash equivalents to $3.34 billion, compared to $1.13 billion at December 31, 2007. As of December 31, 2008, we had $878.9 million in cash and cash equivalents and approximately $2.46 billion in available borrowing capacity from various sources including the FHLB, the FRB, repurchase agreements, and federal funds facilities with several financial institutions. During 2008, we obtained additional borrowing capacity from the Federal Reserve discount window of almost $900.0 million. Our combined borrowing capacity and cash holdings represent 27% of total assets and 41% of total deposits as of December 31, 2008. Despite volatile and challenging market conditions, we also experienced a 12%, or $863.0 million, growth in deposits during 2008, with total deposits increasing to $8.14 billion as of December 31, 2008, compared with $7.28 billion as of December 31, 2007. Our continued efforts to deleverage our balance sheet have resulted in a lower loan to deposit ratio of 101% at December 31, 2008, compared to 110% at September 30, 2008 and 122% at December 31, 2007. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations.

            Nonperforming assets totaled $263.9 million representing 2.12% of total assets at December 31, 2008. This compares to $200.6 million or 1.71% of total assets at September 30, 2008 and $67.5 million or 0.57% of total assets at December 31, 2007. Nonperforming assets as of December 31, 2008 are comprised of nonaccrual loans totaling $214.6 million, OREO totaling $38.3 million, and loans modified or restructured amounting to $11.0 million. Included in nonaccrual loans as of December 31, 2008 are loans totaling $32.5 million which were not 90 days past due as of December 31, 2008, but have been classified as nonaccrual due to concerns surrounding collateral values and future collectibility. Nonaccrual loans continued to be impacted by the deterioration in the residential construction and land portfolios, which comprised $146.3 million or 56% of total nonperforming assets.

            During 2008, we took deliberate measures to proactively identify, quantify, and reduce our exposure to problem loans. We have ordered new appraisals for our entire portfolio of land and construction loans as well as our portfolio of commercial business and trade finance loans. We believe that the early identification of problem loans and potential future problem loans has enabled us to begin the process of resolving credit issues with substantially less risk and ultimate losses. Additionally, during 2008, we lowered total commitments on land and construction loans by $1.01 billion, significantly reducing our overall exposure to these sectors of our loan portfolio which have been most impacted by the downturn in the real estate market. Throughout 2008, we have also aggressively managed our problem loans through weekly meetings with senior management and lenders and through the development of individual borrower action plans to improve our credit and collateral positions. We believe that our disciplined approach in resolving problem credits has proven to be very effective in decelerating the increase in our problem loans despite a highly challenging credit environment.

            Partly as a consequence of the actions that we took to identify and manage our problem loans, we recorded $226.0 million in loan loss provisions during 2008. At December 31, 2008, our allowance for loan losses amounted to $178.0 million or 2.16% of total gross loans. In comparison, the allowance for loan losses totaled $88.4 million or 1.00% of total gross loans as of December 31, 2007. Total net chargeoffs amounted to $141.4 million during 2008, representing 1.64% of average loans during 2008. This compares to $6.8 million, representing 0.08% of average loans during 2007. Approximately 74%, or $104.6 million, of the total net chargeoffs recorded during 2008 were related to land and residential construction loans while net chargeoffs on commercial loans amounted to $23.8 million, or approximately 17% of total chargeoffs. These elevated chargeoff levels that we experienced during 2008 reflect the proactive actions that we took to reduce our ultimate loss exposures as we wrote down loans that we believed to be impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended.

            Despite a sizeable loss provision recorded during 2008, our core operating earnings remained profitable during the year. The $49.7 million, or $(0.94) per share, net loss that we recorded during 2008 includes both $226.0 million in loan loss provisions and $73.2 million in OTTI charges on investment securities. A large portion of the non-cash OTTI charges, approximately $55.3 million was related to preferred stock issued by Fannie Mae and Freddie Mac. The fair values of these preferred stock securities were adversely impacted by the federal government's conservatorship of these entities in September 2008. The remaining $17.9 million in OTTI charges recorded during 2008 were related to certain pooled trust preferred debt and equity securities. Excluding loan loss provisions and non-cash OTTI charges on investment securities, our core pretax operating income amounted to $202.0 million, or $3.22 per share, during 2008.

            Net interest income decreased 13% to $355.2 million during 2008, compared with $408.0 million 2007. Our net interest margin decreased 75 basis points to 3.19% during 2008. This compares with 3.94% during the same period in 2007. Relative to 2007, our net interest margin during 2008 was adversely impacted by the sharp decline in interest rates prompted by several consecutive Federal

Reserve rate cuts, by the reversal of interest from nonaccrual loans, and by the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

            Excluding the non-cash OTTI charges on investment securities amounting to $73.2 million, total noninterest income decreased 4% to $48.1 million during 2008, compared with $49.9 million for the corresponding period in 2007. This decrease is attributable primarily to impairment charges on mortgage servicing assets and other assets totaling $3.7 million during 2008. These decreases were partially offset by higher net gain on sale of investment securities and branch-related revenues earned during 2008. Core noninterest income, which excludes the impact of non-cash OTTI charges, as well as net gains on sales of investment securities, loans and other assets, remained stable at $38.0 million during 2008, compared to $38.9 million during the same period last year.

            Total noninterest expense increased 10% to $201.3 million during 2008, compared with $183.3 million for the same period in 2007. The increase in total noninterest expense during 2008, relative to 2007, can be attributed predominantly to higher deposit insurance premiums and regulatory assessments, higher OREO expenses and higher other credit cycle related expenses. Our efficiency ratio, which represents noninterest expense (excluding amortization and impairment writedowns on intangible assets and amortization of investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, was 45.94% during 2008 compared with 37.44% for 2007. Despite the year over year increase in noninterest expense, we focused on cost management throughout 2008. Fourth quarter 2008 noninterest expenses decreased $4.3 million from the third quarter, $11.5 million from the second quarter, and $8.7 million from the first quarter amidst rising credit cycle expense, including legal, consulting and OREO expenses. This reduction in operating expenses during 2008 was achieved largely through net attrition and the reduction of incentives and other compensation-related expenses.

            Total consolidated assets at December 31, 2008 increased 5% to a record $12.42 billion, compared with $11.85 billion at December 31, 2007. The net increase in total assets is comprised predominantly of increases in cash and cash equivalents of $718.5 million, short-term investments of $228.4 million, held-to-maturity and available-for-sale investment securities totaling $275.4 million, deferred tax assets totaling $118.2 million, and OREO, net amounting to $36.8 million. These increases were partially offset by decreases in net loans receivable of $681.5 million and securities purchased under resale agreements amounting to $100.0 million. Total liabilities increased 2% to $10.87 billion as of December 31, 2008, compared to $10.68 billion as of December 31, 2007. The net increase in liabilities is primarily due to increases in total deposits of $863.0 million, partially offset by decreases in federal funds purchased of $194.3 million and FHLB advances of $455.1 million.

            Total average assets increased 7% to $11.80 billion in 2008, compared to $11.08 billion in 2007, due primarily to growth in average available-for-sale securities. Total average investment securities increased 18% to $2.05 billion during 2008 primarily due to $2.69 billion in investment securities purchased since December 31, 2007. Total average deposits rose 3% during 2008 to $7.50 billion, compared to $7.26 billion for 2007, with the most significant contribution coming from time deposits. As a result of the ongoing instability in the financial services industry, we focused on products that provided 100% assurance and protection for our customers' deposits. Specifically, we promoted two deposit programs that provided our customers with enhanced, multi-million dollar FDIC insurance coverage on time deposits and money market accounts. We believe these measures have served to further reinforce the already strong relationships we have with our customers.

            As of December 31, 2008, we updated our goodwill impairment analysis to determine whether and to what extent our goodwill asset was impaired. As a result of this updated analysis, we determined that there was no goodwill impairment at December 31, 2008. During the second and third quarters of

2008, we recorded a combined goodwill impairment charge of $858 thousand which represents the goodwill balance related to East West Insurance Services, Inc. This impairment writedown had no effect on our cash balances, liquidity or regulatory capital ratios.

            On January 27, 2009, the Board of Directors declared first quarter 2009 dividends on our common stock and Series A preferred stock. Despite our strong capital position, the Board of Directors authorized to reduce the common stock dividend to $0.02 per share beginning with the first quarter of 2009, as compared with the $0.10 per share paid in previous quarters. We believe the reduction in our common stock dividend payout to be both a responsible and prudent decision to preserve capital during this period of economic uncertainty.

Results of Operations

            Net loss for 2008 totaled ($49.7) million, compared with net income of $161.2 million for 2007 and $143.4 million for 2006, representing a decrease of 131% for 2008 and an increase of 12% for 2007. On a per diluted share basis, net (loss) income was ($0.94), $2.60 and $2.35 for 2008, 2007 and 2006, respectively. During 2008, our operating results were significantly impacted by $226.0 million in loan loss provisions and $73.2 million in total non-cash OTTI investment securities charges, partially offset by a higher benefit for income taxes. The growth in net earnings during 2007 is primarily attributable to higher net interest and noninterest income, partially offset by higher provision for loan losses, higher operating expenses and a higher provision for income taxes. Our return on average total assets declined to (0.42%) in 2008, compared with 1.45% in 2007 and 1.46% in 2006. Our return on average total stockholders' equity also decreased to (3.99%) in 2008, compared with 14.89% in 2007 and 15.78% in 2006.

Table 1: Components of Net (Loss) Income

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net interest income	$355.2	$408.0	$367.5
Provision for loan losses	(226.0)	(12.0)	(6.2)
Noninterest (loss) income	(25.1)	49.5	33.9
Noninterest expense	(201.3)	(183.2)	(161.4)
Benefit (provision) for income taxes	47.5	(101.1)	(90.4)

Net (loss) income	$(49.7)	$161.2	$143.4

Return on average total assets	-0.42%	1.45%	1.46%

Return on average common equity	-5.41%	14.89%	15.78%

Return on average total equity	-3.99%	14.89%	15.78%

Net Interest Income

            Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2008 totaled $355.2 million, a 13% decrease over net interest income of $408.0 million in 2007. Comparing 2007 to 2006, net interest income increased 11% to $408.0 million, as compared to $367.5 million in 2006.

            Net interest margin, defined as net interest income divided by average earning assets, decreased 75 basis points to 3.19% during 2008, from 3.94% during 2007. The decline in the net interest margin reflects the steep decrease in the federal funds target rate during 2008, the significant increase in our overall level of nonaccrual loans, and the reinvestment of net loan payoffs into lower yielding investment securities and short-term investments. Comparing 2007 to 2006, our net interest margin remained relatively flat slightly decreasing by 4 basis points to 3.94% during 2007, compared to 3.98% during 2006.

            The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2008, 2007 and 2006:

Table 2: Summary of Selected Financial Data

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$303,344	$7,468	2.46%	$18,576	$904	4.87%	$10,531	$443	4.21%
Securities purchased under resale agreements	53,552	6,372	11.87%	182,055	15,064	8.27%	94,795	7,076	7.46%
Investment securities (1)(2)(3)
Held-to-maturity	9,931	697	7.00%	-	-	-	-	-	-
Available-for-sale (5)	2,035,866	100,776	4.94%	1,727,961	103,141	5.97%	1,235,633	60,698	4.91%
Loans receivable (1)(4)	8,601,825	545,260	6.32%	8,354,989	650,717	7.79%	7,828,579	587,831	7.51%
FHLB and FRB stock	115,370	5,175	4.47%	84,470	4,581	5.42%	74,399	4,093	5.50%

Total interest-earning assets	11,119,888	665,748	5.97%	10,368,051	774,407	7.47%	9,243,937	660,141	7.14%

Noninterest-earning assets:
Cash and due from banks	137,730			156,081			134,182
Allowance for loan losses	(144,154)			(80,161)			(75,969)
Other assets	689,323			635,799			511,926

Total assets	$11,802,787			$11,079,770			$9,814,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$404,404	$3,226	0.80%	$412,550	$6,646	1.61%	$414,074	$5,693	1.37%
Money market accounts	1,099,576	25,805	2.34%	1,302,898	53,021	4.07%	1,165,938	43,233	3.71%
Savings deposits	452,259	4,148	0.91%	412,272	4,400	1.07%	388,291	2,626	0.68%
Time deposits less than $100,000	1,164,622	35,061	3.00%	956,203	37,164	3.89%	1,081,768	40,519	3.75%
Time deposits $100,000 or greater	3,018,876	109,820	3.63%	2,862,017	139,804	4.88%	2,481,870	108,194	4.36%
Federal funds purchased	89,309	2,217	2.48%	173,103	8,899	5.14%	110,116	5,597	5.08%
FHLB advances	1,592,125	70,661	4.43%	1,230,940	61,710	5.01%	1,088,887	50,824	4.67%
Securities sold under repurchase agreements	1,000,332	46,062	4.59%	978,739	38,366	3.92%	633,093	23,083	3.65%
Long-term debt	235,570	12,694	5.37%	211,364	15,603	7.38%	177,668	12,799	7.20%

Total interest-bearing liabilities	9,057,073	309,694	3.41%	8,540,086	365,613	4.28%	7,541,705	292,568	3.88%

Nonnterest-bearing liabilities:
Demand deposits	1,362,617			1,312,709			1,249,935
Other liabilities	137,320			144,414			113,819
Stockholders' equity	1,245,777			1,082,561			908,617

Total liabilities and stockholders' equity	$11,802,787			$11,079,770			$9,814,076

Interest rate spread			2.56%			3.19%			3.26%

Net interest income and net interest margin		$356,054	3.19%		$408,794	3.94%		$367,573	3.98%

(1)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $(7.4) million, $(3.3) million, and $(5.6) million for the years ended December 31, 2008, 2007, and 2006, respectively. Also includes the amortization of deferred loan fees totaling $255 thousand, $5.4 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)
Average balances exclude unrealized gains or losses on available-for-sale securities.

(3)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(4)
Average balances include nonperforming loans.
(5)
Amounts calculated on a full taxable equivalent basis using the current statutory federal tax rate. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $2.4 million and 5.3% for the twelve months ended December 31, 2008. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $2.1 million and 6.1% for the twelve months ended December 31, 2007. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $241 thousand and 4.5% for the twelve months ended December 31, 2006.

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

Table 3: Analysis of Changes in Net Interest Income

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume (1)	Rate (1)		Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$6,564	$7,224	$(660)	$461	$382	$79
Securities purchased under resale agreements	(8,692)	(13,507)	4,815	7,988	7,146	842
Investment securities
Held-to-maturity	697	-	-	-	-	-
Available-for-sale (2)	(2,365)	16,860	(19,225)	42,443	28,175	14,268
Loans receivable, net	(105,457)	18,734	(124,191)	62,886	40,474	22,412
FHLB and FRB stock	594	1,479	(885)	488	547	(59)

Total interest and dividend income	$(108,659)	$30,790	$(140,146)	$114,266	$76,724	$37,542

INTEREST-BEARING LIABILITIES:
Checking accounts	$(3,420)	$(129)	$(3,291)	$953	$(21)	$974
Money market accounts	(27,216)	(7,331)	(19,885)	9,788	5,349	4,439
Savings deposits	(252)	402	(654)	1,774	171	1,603
Time deposits less than $100,000	(2,103)	7,203	(9,306)	(3,355)	(4,837)	1,482
Time deposits $100,000 or greater	(29,984)	7,317	(37,301)	31,610	17,690	13,920
Federal funds purchased	(6,682)	(3,231)	(3,451)	3,302	3,237	65
FHLB advances	8,951	16,614	(7,663)	10,886	6,944	3,942
Securities sold under repurchase agreements	7,696	863	6,833	15,283	13,435	1,848
Long-term debt	(2,909)	1,643	(4,552)	2,804	2,481	323

Total interest expense	$(55,919)	$23,351	$(79,270)	$73,045	$44,449	$28,596

CHANGE IN NET INTEREST INCOME	$(52,740)	$7,439	$(60,876)	$41,221	$32,275	$8,946

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.
(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. Total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $242 thousand, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $554 thousand and $(312) thousand for 2008 vs. 2007. For 2007 vs. 2006, total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.9 million, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.8 million and $115 thousand.

Provision for Loan Losses

            The provision for loan losses amounted to $226.0 million for 2008, compared to $12.0 million for 2007 and $6.2 million for 2006. The increase in loan loss provisions during 2008 reflects our increased chargeoff levels, our higher volume of classified and nonperforming loans caused by challenging conditions in the real estate housing market, turmoil in the financial markets, as well as recessionary pressures in the overall economic environment. In response to the unprecedented downturn in the real estate and housing markets, we performed an extensive evaluation of our credit portfolio throughout 2008 to identify and mitigate potential losses in loan categories that were especially hard hit by current market conditions. As part of this evaluation process, we ordered new appraisals for land, residential construction, and commercial construction loans during 2008 as well as engaged the services of an independent third party to make a current assessment of the financial strength of our borrowers. We performed a similar evaluation of our commercial business and trade finance loan portfolios during 2008. We sustained higher chargeoff activity and increased loan loss provisions on our land and residential construction loans during 2008 due to the continued weakness in the real estate market. Total net chargeoffs amounted to $141.4 million during 2008, representing 1.64% of average loans during 2008. This compares to $6.8 million, representing 0.08% of average loans during 2007. Approximately 74%, or $104.6 million, of total net chargeoffs recorded during 2008 were related to land and residential construction loans and approximately 17%, or $23.8 million were related to commercial business loans. During 2008, we took proactive measures to reduce our exposure to land and construction loans. As a result of these efforts, total construction loan commitments and land loans declined by $1.01 billion as of December 31, 2008 relative to year-end 2007. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses.

            Comparing 2007 to 2006, the entire $12.0 million in loss provisions recorded during 2007 was recorded during the second half of 2007, with $9.0 million recorded during the fourth quarter of 2007. The increase in loan loss provisions during 2007, relative to 2006, reflects our increased chargeoff levels, our higher volume of classified and nonperforming loans, as compared to previous historic lows, and our continued loan growth.

            Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest (Loss) Income

Table 4: Components of Noninterest (Loss) Income

	2008	2007	2006
	(In millions)
Impairment writedown on investment securities	$(73.17)	$(0.41)	$-
Branch fees	16.97	15.07	11.27
Letters of credit fees and commissions	9.74	10.25	8.67
Net gain on investment securities available-for-sale	9.01	7.83	2.54
Ancillary loan fees	4.65	5.77	3.89
Income from life insurance policies	4.15	4.16	4.00
Net gain on sale of loans	2.28	1.57	0.70
Other operating income	1.31	5.28	2.85

Total	$(25.06)	$49.52	$33.92

            Noninterest (loss) income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale, and other assets, impairment writedowns on investment securities and other assets, and other noninterest-related revenues.

            Our recorded noninterest loss of $(25.1) million during 2008 was primarily due to non-cash OTTI charges on our available-for-sale securities portfolio. In comparison, we recorded noninterest income of $49.5 million during 2007. Excluding the non-cash OTTI charges on investment securities totaling $73.2 million in 2008 and $405 thousand in 2007, total noninterest income slightly decreased to $48.1 million during 2008, compared with $49.9 million for the corresponding period in 2007. A large portion of the OTTI charges recorded during 2008, or approximately $55.3 million, was related to Fannie Mae and Freddie Mac preferred securities, with the remaining $17.9 million related to certain pooled trust preferred debt and equity securities. The $405 thousand impairment charge recorded during 2007 was related to a pooled trust preferred debt security.

            Branch fees, which represent revenues derived from branch operations, totaled $17.0 million in 2008, representing a 13% increase from the $15.1 million earned in 2007. The increase in branch-related fee income during 2008 can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

            Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, decreased 5% to $9.7 million in 2008, from $10.3 million in 2007. The decrease in letters of credit fees and commissions for both periods is primarily due to the decline in the volume of standby letters of credit during 2008 relative to the prior year as well as a decrease in commissions generated from trade finance activities due to the downturn in the economy.

            Net gain on sales of investment securities available-for-sale increased to $9.0 million during 2008 compared with $7.8 million in 2007. The proceeds from the sale of investment securities during 2008 provided additional liquidity to purchase additional high credit quality investment securities and short-term investments as well as pay down our borrowings.

            Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income. Ancillary loan fees decreased 20% to $4.6 million in 2008, compared to $5.8 million in 2007. The decrease in ancillary loan fees during 2008 is primarily due to the impairment writedown on mortgage servicing assets that amounted to $2.4 million in 2008, as compared to $580 thousand in 2007. The decrease in MSA values during 2008 was primarily due to increased prepayment activity on the underlying loans prompted by the decline in interest rates.

            Other operating income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, decreased 75% to $1.3 million in 2008, compared to $5.3 million in 2007. Included in noninterest income during 2007 is $1.2 million in net gains from the sale of bank premises located in Alhambra, California. There were no such gains recorded during 2008. During 2008, we also recorded a $1.3 million impairment writedown on an equity investment which further contributed to the decrease in other operating income from 2007 to 2008.

            Comparing 2007 to 2006, noninterest income increased 46% to $49.5 million during 2007 from $33.9 million in 2006 primarily due to higher net gain on sales of investment securities, higher branch fees, higher letters of credit fees and commissions, higher ancillary loan fees, and higher net gain from the disposal of fixed assets. Net gain on sales of available-for-sale securities increased 209% to $7.8 million in 2007, compared with $2.5 million recorded in 2006. Branch-related fee income increased 34% to $15.1 million during 2007, from $11.3 million in 2006, primarily due to higher revenues from alternative investments offered to customers including mutual fund and annuity products, as well as growth in wire transfer fee income and analysis charges on commercial deposit accounts. Letters of credit fees and commissions increased 18% to $10.3 million in 2007, compared to $8.7 million in 2006, primarily due to higher revenues resulting from the growth in the volume of standby letters of credit during 2007 relative to 2006 as well as an increase in commissions generated from trade finance activities. Ancillary loan fees increased 49% to $5.8 million in 2007, compared to $3.9 million in 2006, predominantly due to the rise in servicing income received related to securitized loans. Lastly, included in net gain on disposal of fixed assets during 2007 was the $1.2 million net gain from the sale of bank premises located in Alhambra, California.

Noninterest Expense

Table 5: Components of Noninterest Expense

	2008	2007	2006
	(In millions)
Compensation and employee benefits	$82.24	$85.93	$70.58
Occupancy and equipment expense	26.99	25.58	21.35
Amortization and impairment writedowns of premiums on deposits acquired	7.27	6.85	7.12
Amortization of investments in affordable housing partnerships	7.27	4.96	5.44
Deposit insurance premiums and regulatory assessments	7.22	1.40	1.36
Loan related expense	6.37	3.05	2.90
Other real estate owned expense (income)	6.01	(1.24)	0.45
Legal expense	5.58	3.20	2.34
Data processing	4.49	4.82	3.64
Deposit-related expenses	4.41	6.77	9.24
Consulting expense	4.40	3.32	2.63
Other operating expenses	39.02	38.62	34.41

Total noninterest expense	$201.27	$183.26	$161.46

Efficiency Ratio (1)	45.94%	37.44%	37.07%

(1)
Represents noninterest expense, excluding the amortization of intangibles, amortization and impairment writedowns of premiums on deposits acquired, impairment writedown on goodwill, and investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment writedowns on investment securities.

            Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 10% to $201.3 million during 2008, compared to $183.3 million during 2007.

            Compensation and employee benefits decreased 4% to $82.2 million in 2008, compared to $85.9 million in 2007, primarily due to the impact of initiatives undertaken by the Company throughout the year to reduce overall staffing levels and lower compensation related expenses. At December 31, 2008, the Company had a total of 1,346 employees, compared with 1,485 employees at December 31, 2007.

            Occupancy and equipment expenses increased 6% to $27.0 million during 2008, compared with $25.6 million during 2007. The increase in occupancy and equipment expenses during 2008 is primarily due to the nine branch locations acquired from DCB in August 2007.

            The amortization and impairment writedowns of premiums on deposits acquired increased 6% to $7.3 million during 2008, compared with $6.8 million in 2007. The increase in amortization expense during 2008 is primarily due to additional deposit premiums of $14.9 million recorded in connection with the acquisition of DCB in August 2007. During the second quarter of 2008, we also recorded an $855 thousand impairment writedown on deposit premiums related to the DCB acquisition due to higher than anticipated runoffs in certain deposit categories. Premiums on acquired deposits are amortized over their estimated useful lives.

            Deposit-related expenses decreased 35% to $4.4 million during 2008, compared with $6.8 million during 2007. Deposit-related expenses represent various business-related expenses paid by the Bank on behalf of its commercial account customers. The decrease in deposit-related expenses can be correlated to the decline in the volume of title and escrow deposit balances during 2008 relative to the prior year. This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

            The amortization of investments in affordable housing partnerships increased 47% to $7.3 million in 2008, from $5.0 million in 2007. The increase in amortization expense is partly due to additional purchases of investments in affordable housing partnerships since the fourth quarter of 2007. Total investments in affordable housing partnerships increased to $48.1 million at December 31, 2008, compared to $44.2 million at December 31, 2007.

            Deposit insurance premiums and regulatory assessments increased $5.8 million to $7.2 million during 2008, compared with $1.4 million in 2007. The increase in deposit insurance premiums and regulatory assessments is primarily due to the recent increases in the FDIC deposit assessment rate and due to the full utilization of the one-time FDIC assessment credit in 2008. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank was eligible to share in a one-time assessment credit pool of approximately $4.7 billion. The Bank's pro rata share of this one-time assessment credit was approximately $3.4 million, of which $2.8 million was applied to reduce deposit insurance assessments in 2007. The remaining credit of $628 thousand was fully utilized during the first quarter of 2008. In addition, the enactment of the EESA in October 2008 will temporarily raise the basic limit of the federal deposit insurance coverage ("FDIC") from $100,000 to $250,000 per depositor and to fully insure all non-interest bearing deposit accounts until December 31, 2009. As a result, we anticipate deposit insurance premiums to increase in 2009.

            Legal expenses increased 74% to $5.6 million during 2008, compared to $3.2 million from 2007. The increase in legal expenses is primarily due to attorney fees and other legal costs incurred in defending one claim which resulted in a favorable outcome for the Bank in April 2008.

            Consulting expenses increased 32% to $4.4 million during 2008, compared to $3.3 million during 2007. The increase in consulting expenses is due to fees paid to a third party service provider during the second and third quarters of 2008 to make an assessment of the financial strength of borrowers as part of our extensive loan review efforts to quantify our credit exposure in certain loan segments.

            We recorded OREO expenses, net of OREO revenues and gains, totaling $6.0 million during 2008, compared with $1.2 million in net OREO income during 2007 representing the net gain on sale of one OREO property sold during the first quarter of 2007. The $6.0 million in total OREO expenses incurred during 2008 is comprised of $2.8 million in various operating and maintenance expenses related to our higher volume of OREO properties, $2.4 million in valuation writedowns, and $852 thousand in net losses from the sale of 29 OREO properties consummated in 2008. As of December 31, 2008, total net OREO amounted to $38.3 million, compared to $1.5 million as of December 31, 2007.

            Loan related expenses increased to $6.4 million, compared to $3.0 million 2007. The increase in loan related expenses is primarily due to new appraisals ordered during the second and third quarters of 2008 to obtain current valuations of collateral securing our land, residential construction, and commercial construction loan portfolios. This was part of our comprehensive loan portfolio review process to quantify our credit exposure to sectors of the loan portfolio that have been especially hard hit by the downturn in the real estate market. Additionally, loan related expenses were also impacted by higher FNMA guarantee fees during 2008, relative to the previous year, as a result of our loan securitization activities during 2007.

            Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, and other professional fees, and charitable contributions. Other operating expenses slightly increased 1% to $39.0 million in 2008, compared with $38.6 million in 2007.

            Comparing 2007 to 2006, noninterest expense increased $21.8 million, or 14%, to $183.3 million. The increase is comprised primarily of the following: (1) an increase in compensation and employee benefits of $15.3 million, or 22%, primarily due to the addition of personnel throughout the year to support the Company's continued growth as well as the impact of annual salary adjustments and related cost increases for existing employees as well as increase staffing levels resulting from the acquisitions of DCB in August 2007 and Standard Bank in March 2006; (2) an increase in occupancy expenses of $4.2 million, or 20%, reflecting additional rent expense from entering into several new leases during 2006 and 2007 related primarily to new branch locations, including the Hong Kong branch, as well as additional administrative locations; and (3) an increase in other operating expenses of $4.2 million, or 12%, due primarily to expenses incurred to support the Bank's continued overall growth.

            The Company's efficiency ratio increased to 45.94% in 2008, compared to 37.44% in 2007 and 37.07% in 2006. The increase in our efficiency ratio during 2008 can be attributed largely to higher deposit insurance premiums, as well as higher credit cycle expenses associated with OREO/foreclosure transactions and legal expenses. Comparing 2007 to 2006, the increase in our efficiency ratio reflects our continued expansion and growth, moderated by operational efficiencies resulting from past infrastructure investments.

Income Taxes

            The income tax benefit totaled $47.5 million in 2008, representing an effective tax benefit rate of 48.9%. In comparison, the provision for income taxes of $101.1 million represented an effective tax rate of 38.6% for 2007. The income tax benefit recognized during 2008 reflects the utilization of $7.4 million in tax credits, compared to $5.2 million utilized in 2007. The $858 thousand goodwill impairment charge recorded during 2008 is not deductible for tax purposes. The passage of the EESA in October 2008 provided banks with tax relief by treating OTTI losses on Fannie Mae and Freddie Mac preferred stock as ordinary losses, instead of capital losses. As a result of this law change, an additional $5.7 million in tax benefit related to these OTTI charges were recognized during 2008.

            Comparing 2007 to 2006, the provision for income taxes increased 12% to $101.1 million in 2007, compared with $90.4 million in 2006. This increase is primarily attributable to a 12% increase in pretax earnings in 2007. The provision for income taxes in 2007 also reflects the utilization of affordable housing tax credits totaling $5.2 million, compared to $4.5 million utilized in 2006. The 2007 provision reflects an effective tax rate of 38.6%, compared with 38.7% for 2006.

            Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million by recognizing a one-time cumulative effect adjustment to retained earnings on January 1, 2007 related to the Company's dissolved regulated investment company ("RIC"), East West Securities Company, Inc. During the second quarter of 2008, the Company determined that the remaining $4.6 million, net of tax benefit, would not "more likely than not" be sustained upon examination by tax authorities. As a result, this charge was recorded against the provision for income taxes during the second quarter of 2008. As of December 31, 2008, the Company does not have any tax positions which dropped below a "more likely than not" threshold. See Note 19 to the Company's consolidated financial statements presented elsewhere in this report.

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

            Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies. During the second quarter of 2008, we revised the allocation of certain investment securities resulting from our securitization activities. We securitized a total of $1.18 billion in single family and multifamily loans during 2007. Due to a significant increase in our loan securitization activities during 2007, we determined that it was more appropriate to reallocate investment securities, and their related income components, resulting from our securitization activities to the operating segments that originated the underlying loans to derive a more equitable allocation of profitability amongst the various operating segments. Initially, these securities were allocated to the treasury segment upon securitization. As a result of our new profitability allocation structure, investment securities resulting from our securitization activities are being allocated to the operating segments (i.e., retail banking, commercial lending, and residential lending) that initially originated the underlying loans. As a result of these changes implemented during the second quarter of 2008, we have revised the results for the prior periods to reflect our current allocation methodology between the treasury segment and the other operating segments. For more information about our segments, including information about the underlying accounting and reporting process, see Note 25 to the Company's consolidated financial statements presented elsewhere in this report.

Retail Banking

            The retail banking segment reported a pretax loss of $33.4 million during 2008, representing a 123% decrease, as compared to the $148.0 million pretax income recorded for the same period in 2007.

The decrease in pretax income for this segment during 2008 is comprised of a 31% or $71.8 million decrease in net interest income to $163.6 million, a $71.1 million increase in loan loss provisions, a 6% or $5.5 million increase in noninterest expense, and a $29.4 million increase in corporate overhead expense allocations.

            The decrease in net interest income during 2008 is attributable largely to the steep 400 basis point decrease in interest rates since December 2007. The increase in loan loss provisions for this segment during 2008, relative to 2007, was due to increased chargeoff activity, as well as higher levels of nonperforming and classified assets resulting from the downturn in the real estate housing market. Loan loss provisions are also impacted by average loan balances for each reporting segment. Corporate overhead expense allocations are based on several factors including, but not limited to net interest margin, loan and deposit volume and full-time employee equivalents.

            Noninterest income for this segment decreased 9%, to $23.3 million for 2008, from $25.6 million recorded during 2007. The decrease in noninterest income in 2008 is primarily due to lower loan fee income resulting from a notable decrease in our consumer loan origination activities, partially offset by an increase in branch-related fees, specifically service and transaction charges on deposit accounts, as a result of the DCB acquisition in August 2007.

            Noninterest expense for this segment increased 6% to $95.0 million during 2008, compared with $89.5 million recorded during 2007. The increase in noninterest expense is primarily due to higher occupancy expenses and FDIC insurance premiums, partially offset by a decrease in commercial deposit-related expenses. Higher occupancy expenses are primarily due to increased expenses associated with the nine additional branch locations from the acquisition of DCB. The increase in FDIC insurance premiums is due to the recent increases in the FDIC deposit assessment rate and full utilization of the one-time FDIC assessment credit of $3.4 million, $2.8 million of which was applied to reduce deposit insurance assessments in 2007 and the remaining $628 thousand was applied in the first quarter of 2008. The decrease in commercial deposit-related expenses can be correlated to lower title and escrow deposit balances during 2008 relative to 2007. Title and escrow deposits have been negatively impacted by the sustained contraction in the housing market.

            Comparing 2007 to 2006, the retail banking segment's pre-tax income increased 24% to $148.0 million in 2007, compared to $119.5 million in 2006. The increase in pre-tax income for the retail banking segment for 2007 is primarily due to a $37.4 million increase in net interest income, partially offset by a $6.6 million increase in loan loss provisions and a $7.6 million increase in noninterest expense, relative to 2006. The increase in net interest income during 2007 is primarily due to overall growth, both organically and through acquisitions. The acquisitions of Standard Bank in March 2006 and DCB in August 2007 added fifteen new locations to our branch network as well as several thousand new customers to our customer base. The increase in provision for loan losses for this segment is primarily due to increased substandard loan classifications for loans originated by this segment.

Commercial Lending

            The commercial lending segment reported a pretax loss of $1.8 million during 2008, or a 102% decrease, compared with pretax income of $103.1 million for 2007. The primary driver of the decrease in pretax income for this segment for both periods is a significant increase in loan loss provisions resulting from increased chargeoff activity as well as higher levels of nonperforming and classified assets and an increase in corporate overhead allocations, partially offset by the increase in net interest income.

            Net interest income for this segment increased 49% to $188.1 million during 2008, compared to $126.6 million for 2007. The increase in net interest income is primarily due to a significant decline in the charge for funds applied to the loan portfolio as a result of the declining interest rate environment. Although interest income on loans also decreased in response to declining interest rates, the interest rate floors on variable loans helped to support the interest income on these loans.

            Noninterest income for this segment decreased 23% to $23.5 million during 2008, compared with $30.4 million recorded in 2007. The decrease in noninterest income is primarily due to a decrease in loan fee income resulting from the downturn in the real estate market.

            Noninterest expense for this segment increased 8% to $45.5 million during 2008, compared to $42.2 million in 2007. The increase in noninterest expense is due to higher credit cycle related expenses associated with OREO/foreclosure transactions and legal expenses, partially offset by a decrease in compensation and employee benefits through net attrition and reduction in total compensation related costs.

            Comparing 2007 to 2006, the commercial lending segment's pre-tax income increased 12% to $103.1 million in 2007, compared to $92.1 million in 2006. The primary driver of the increase in pre-tax income for this segment is a 17% increase in net interest income to $126.6 million in 2007 from $108.6 million in 2006. The increase in net interest income during 2007 is primarily due to the notable growth of our commercial loan portfolio, which includes commercial real estate, construction, and commercial business loans, including trade finance products, during 2007. Specifically, the average aggregate balance of all commercial loan categories grew 22% during 2007 as compared to 2006.

Treasury

            The treasury segment reported a pre-tax loss of $116.9 million during 2008, compared to pretax income of $18.4 million for 2007. The primary driver of the decrease in pretax income for this segment in 2008 are OTTI charges recorded on government-sponsored entities preferred stock and pooled trust preferred debt and equity securities. OTTI charges are recorded as a component of noninterest income.

            The treasury segment reported a net interest expense of $32.4 million for 2008, compared to a net interest income of $17.0 million reported during 2007. Net interest expense or income for this segment is directly correlated to net interest earned on investment securities allocated to this reporting segment relative to the interest expense paid on brokered deposits, borrowings and long-term debt.

            Noninterest income decreased to ($71.7) million during 2008 from $2.2 million for 2007. The decrease in noninterest income is primarily due to the $73.2 million in OTTI impairment charges recorded during 2008 which are comprised of $55.3 million on Fannie Mae and Freddie Mac preferred securities and $17.9 million on pooled trust preferred debt and equity securities.

            Noninterest expense for this segment increased 67% to $2.3 million during 2008, from $1.4 million during 2007. The increase in noninterest expense for both periods is primarily due to higher compensation due to additional personnel, higher FDIC insurance premiums on brokered and institutional deposits, and higher FHLB letter of credit expenses in conjunction with our loan securitization activities.

            Comparing 2007 to 2006, the treasury segment's pre-tax income decreased 52% to $18.4 million in 2007, compared to $38.6 million in 2006. Net interest income decreased 56% to $17.0 million in 2007 from $38.8 million in 2006. Net interest income for this segment is directly correlated to net interest earned on investment securities allocated to this reporting segment relative to the interest expense paid on brokered deposits, borrowings and long-term debt.

Residential Lending

            The residential lending segment's pretax income decreased 22% to $16.1 million during 2008, from $20.6 million during 2007. Net interest income for this segment increased 50% to $35.7 million during 2008, compared with $23.7 million for 2007. The increase in net interest income for this segment was primarily due to the decrease in the charge for funds on loans allocated to this segment resulting from the 400 basis point decrease in interest rates since December 2007, partly offset by the contraction of the housing market.

            Loan loss provisions for this segment increased to $14.5 million during 2008 compared to $610 thousand during 2007. The increase in loan loss provisions was due to increased chargeoff activity, as well as higher levels of nonperforming and classified assets resulting from the downturn in the real estate housing market. Loan loss provisions are also impacted by average loan balances for each reporting segment.

            Noninterest income for this segment increased 15% to $14.1 million during 2008, compared to $12.2 million recorded during 2007. The net increase in noninterest income during 2008 year to date is primarily due to higher net gain on sale of loans and higher servicing income received as a result of the Bank's securitization of its residential and multifamily loan portfolios in 2007.

            Noninterest expense for this segment increased 18% to $12.1 million during 2008, from $10.3 million during the same period in 2007. The increase in noninterest expense during 2008 is due to an increase in credit cycle related costs, as well as compensation and other operating expenses due to the restructuring and consolidation of two departments. During the first quarter of 2008, the administrative department that provides backoffice support to the lending function was merged into the lending unit to enhance operational efficiencies in this segment of our business.

            Comparing 2007 to 2006, the residential lending segment's pre-tax income increased 92% to $20.6 million in 2007, from $10.7 million in 2006. The increase in pre-tax income is partly due to the 52% increase in net interest income to $23.7 million in 2007, from $15.6 million in 2006, compounded by the $66% increase in noninterest income to $12.2 million in 2007, from $7.3 million in 2006. The increase in noninterest income during 2007, relative to 2006, is primarily due to higher servicing income received as a result of the Bank's securitization of its residential single family and multifamily loan portfolios. During 2007, the Bank securitized single family and multifamily loans totaling $1.18 billion.

Balance Sheet Analysis

            Total assets increased $570.6 million, or 5%, to $12.42 billion as of December 31, 2008. The increase is comprised predominantly of increases in cash and cash equivalents of $718.5 million, short-term investments of $228.4 million, held-to-maturity and available-for-sale investment securities totaling $275.4 million, deferred tax assets totaling $118.2 million, and OREO, net amounting to $36.8 million, partially offset by decreases in net loans receivable of $681.5 million and securities purchased under resale agreements amounting to $100.0 million. The increases in total assets were funded through increases in deposit growth of $863.0 million and net proceeds received of $500.6 million from the Series A & Series B preferred stock offering, partially offset by decreases in federal funds purchased of $194.3 million and FHLB advances of $455.1 million.

SFAS 157, Fair Value Measurement, and SFAS 159, Fair Value Option

            SFAS 157 and SFAS 159 became effective on January 1, 2008. We adopted SFAS 157 which provides a framework for measuring fair value under GAAP. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, derivatives payable, mortgage servicing assets and impaired loans. The adoption of SFAS 157 did not have any impact on the Company's financial condition, results of operations, or cash flows. See Note 3 to the Company's consolidated financial statements presented elsewhere in this report.

            We did not elect to adopt the fair value option as permitted under SFAS 159, but to continue recording the financial instruments in accordance with current practice.

Securities Purchased Under Resale Agreements

            We purchase securities under resale agreements ("resale agreements") with terms that range from one day to several years. Total resale agreements decreased to $50.0 million as of December 31, 2008, compared with $150.0 million as of December 31, 2007. The decrease as of December 31, 2008 reflects the early termination of a $100.0 million resale agreement on in January 2008 which had a stated maturity termination date of January 2017. In conjunction with the early termination of this agreement, we received $1.0 million from the counterparty, which we recorded as a yield adjustment included in interest income during the first quarter of 2008.

            As of December 31, 2008, the $50.0 million balance of resale agreements is comprised of one resale agreement with a term of ten years. The interest rate is initially fixed for the first two years and thereafter becomes floating. There is no interest payment on this agreement if certain swap yield curves are inverted. The collateral for this resale agreement consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and mortgage-backed securities held in safekeeping by a third party custodian.

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

Investment Securities

            Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored and other mortgage-backed securities, municipal securities, corporate debt securities, residual securities, and U.S. Government sponsored enterprise equity securities. We classify certain investment securities as held-to-maturity, and accordingly, these securities are recorded based on their amortized cost. We also classify certain investments as available-for-sale, and accordingly, these securities are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders' equity.

            Total investment securities held-to-maturity totaled $122.3 million at December 31, 2008 representing municipal securities and corporate debt securities purchased during the fourth quarter of 2008. We had no held-to-maturity investment securities as of December 31, 2007.

            Total investment securities available-for-sale increased 8% to $2.04 billion as of December 31, 2008, compared with $1.89 billion at December 31, 2007. The increase in investment securities was funded by deposit growth and capital raised during 2008. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $1.58 billion and $699.4 million, respectively, during 2008. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $2.69 billion. We recorded net gains totaling $9.0 million and $7.8 million on sales of available-for-sale securities during 2008 and 2007, respectively. At December 31, 2008, investment securities available-for-sale with a par value of $1.83 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, FRB discount window, and for other purposes required or permitted by law.

            We perform regular impairment analyses on the investment securities. If we determine that a decline in fair value is other-than-temporary, an impairment writedown is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that we will be unable to collect all amounts due, and our ability and intent on holding the securities until the fair values recover.

            The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from the third party is adjusted accordingly.

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

            As a result of the global financial crisis and illiquidity in the U.S. markets, we believe the current broker prices that we have obtained on our private label mortgage-backed securities and pooled trust preferred debt and equity securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities. The fair values of private label mortgage-backed securities and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157. However, in light of these circumstances, we have modified our approach in determining the fair values of these securities. We have determined that each of these securities will be individually examined for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates are taken into consideration in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value on each private label mortgage-backed and pooled trust preferred security.

            The majority of unrealized losses in the available-for-sale portfolio at December 31, 2008 are related to AA- and AAA-rated private label mortgage-backed securities that we have retained in connection with our loan securitization activities. As of December 31, 2008, the fair value of these securities totaled $508.9 million, representing 25% of our total investment securities available-for-sale portfolio. Gross unrealized losses related to these securities amounted to $101.8 million, or 17% of the aggregate amortized cost basis of these securities as of December 31, 2008. These unrealized losses are caused by lack of liquidity and market spreads resulting from instability in the residential real estate and credit markets. The underlying loans are not subprime in nature and were originated by the Bank in accordance with our customary underwriting standards. The securities are supported by overcollateralization as of December 31, 2008. Additionally, these securities are insured by a monoline insurance provider who was recently rated as Aa2 and AAA by two major rating agencies.

            As of December 31, 2008, we had $42.5 million in trust preferred debt securities available-for-sale, representing 2% of our total investment securities available-for-sale portfolio. These debt instruments had gross unrealized losses amounting to $73.8 million, or 64% of the total amortized cost bases of these securities as of December 31, 2008. Almost all of the pooled trust preferred securities held by the Company have underlying collateral issued by banks and insurance companies. Of the 15 different trust preferred securities that we have purchased, four securities have underlying collateral issued by a combination of bank, insurance, real estate investment trusts or homebuilder companies. Furthermore, most of the trust preferred securities are overcollateralized and have subordination structures that management believes will afford sufficient principal and interest protection. While one pooled trust preferred security was downgraded from an A rating to B- during the fourth quarter of 2008, based on our cash flow and default stress testing analysis, we believe we will be able to collect all amounts due and that this security is not deemed to be other-than-temporarily impaired as of December 31, 2008. During 2007, one pooled trust preferred security was downgraded to a B+ rating, from a BBB rating by one rating agency. During 2008, we recorded a combined $13.6 million in impairment writedowns on this downgraded security and two other trust preferred securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, and FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. We believe that the recent bailout program passed by the U.S. government to provide for an injection of capital reduces the risk of default by bank issuers and increases the probability that the liquidity in this market and the prices of our securities will improve in the future. We will continue to review such factors, including but not limited to, the estimated cash flows, liquidity and credit risk, for these securities on a quarterly basis. The Company believes the cash flows are not at risk and has the ability and the intention to hold these securities until their fair values recover to cost. As such, the Company does not deem these securities to be other-than-temporarily impaired.

            In September 2008, the liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac. The rating on Fannie Mae and Freddie

Mac preferred securities was downgraded from BBB- to C reflecting the cessation of dividend payments on these securities. These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate. The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock. As the assessment on the status of any resumption in dividend payments on these securities was uncertain, in accordance with SFAS 115, FSP FAS 115-1 and SFAS 124-1, we recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008. As of December 31, 2008, the fair value of these preferred securities was $1.2 million. Gross unrealized losses on these securities amounted to $2.2 million as of December 31, 2008, all of which is unrealized loss under twelve months, or 65% of the aggregate amortized cost basis of these securities. The value of these preferred securities have been very volatile and in the month preceding and subsequent to year-end, these securities have traded above their carrying values. The Company has the ability and the intention to hold these securities until their fair values recover to cost. As such, the Company does not deem these securities to be other-than-temporarily impaired.

            In accordance with SFAS 115, FSP FAS 115-1 and SFAS 124-1 EITF 99-20, and FSP EITF 99-20-1, we recorded $4.3 million in impairment charges in 2008 related to our pooled trust preferred equity securities, which represented the remaining balance for these securities. The impairment charges were due to the adverse changes in expected cash flows, and the high uncertainty surrounding the collectibility of these securities.

            We have fifteen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2008. These securities are comprised of eleven pooled trust preferred securities with a total fair value of $34.6 million and four mortgage-backed securities with a total fair value of $519.1 million. As of December 31, 2008, there were also 52 securities that have been in a continuous unrealized loss position for less than twelve months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily impaired.

            The following table sets forth the amortized cost of investment securities held-to-maturity and the fair values of investment securities available-for-sale at December 31, 2008, 2007 and 2006:

Table 6: Investment Securities

	At December 31,
	2008	2007	2006
	(In thousands)
Held-to-maturity (at amortized cost)
Municipal securities	5,772	-	-
Corporate debt securities	116,545	-	-

Total investment securities held-to-maturity	$122,317	$-	$-

Available-for-sale (at fair value)
U.S. Treasury securities	$2,513	$2,492	$2,477
U.S. Government agency securities and U.S Government sponsored enterprise debt securities	1,023,934	426,490	790,252
U.S. Government sponsored enterprise mortgage-backed securities	380,051	535,276	260,138
Other mortgage-backed securities	537,326	680,598	477,771
Corporate debt securities (1)	42,544	119,627	97,881
U.S. Government sponsored enterprise equity securities (2)	1,184	75,055	4,621
Residual securities	50,062	40,716	13,940
Other securities (3)	2,580	6,882	-

Total investment securities available-for-sale	$2,040,194	$1,887,136	$1,647,080

Total investment securities	$2,162,511	$1,887,136	$1,647,080

(1)
Balances presented net of OTTI charge of $13.6 million and $405 thousand as of December 31, 2008 and December 31, 2007, respectively.
(2)
Balances presented net of OTTI charge of $55.3 million as of December 31, 2008.
(3)
Balances presented net of OTTI charge of $4.3 million as of December 31, 2008.

            The following table sets forth certain information regarding the amortized cost of our investment securities held-to-maturity and fair values of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities held-to-maturity and available-for-sale portfolio at December 31, 2008. Securities with no stated maturity dates, such as equity securities, are included in the "indeterminate maturity" category.

Table 7: Yields and Maturities of Investment Securities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Indeterminate Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held-to-maturity
Municipal securities	$-	-	$-	-	$4,007	6.91%	$1,765	7.43%	$-	-	$5,772	7.07%
Corporate debt securities	45,463	6.77%	71,082	7.73%	-	-	-	-	-	-	116,545	7.36%

Total investment securities held-to- maturity	$45,463	6.77%	$71,082	7.73%	$4,007	6.91%	$1,765	7.43%	-	0.00%	$122,317	7.34%

Available-for-sale
U.S. Treasury securities	$2,513	1.13%	$-	-	$-	-	$-	-	$-	-	$2,513	1.13%
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	461,800	3.42%	274,852	3.95%	103,647	4.15%	183,635	5.40%	-	-	1,023,934	3.99%
Government sponsored enterprise mortgage-backed securities	1,900	6.50%	15,421	4.99%	33,478	5.15%	329,252	5.32%	-	-	380,051	5.29%
Other mortgage-backed securities	252	-	-	-	-	-	537,074	0.95%	-	-	537,326	0.95%
Corporate debt securities	62	-	-	-	-	-	42,482	4.84%	-	-	42,544	4.84%
U.S. Government sponsored enterprise equity securities	-	-	-	-	-	-	-	-	1,184	-	1,184	0.00%
Residual securities							50,062	46.87%	-	-	50,062	46.87%
Other securities	2,580	1.33%	-	-	-	-	-	-	-	-	2,580	1.33%

Total investment securities available-for-sale	$469,107	3.41%	$290,273	4.00%	$137,125	4.40%	$1,142,505	3.91%	$1,184	0.00%	$2,040,194	3.84%

Total investment securities	$514,570	3.70%	$361,355	4.74%	$141,132	4.47%	$1,144,270	3.92%	$1,184	0.00%	$2,162,511	4.02%

            We retain residual securities in securitized mortgage loans in connection with certain of our securitization activities. The fair value of residual securities is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities. At December 31, 2008, the fair values of the residual securities totaled $50.1 million. The fair value of the residual securities at December 31, 2008 is estimated based on a weighted average remaining life of 6.64 years, a weighted average projected prepayment rate of 21%, a weighted average expected credit loss rate of 0.07%, and a weighted average discount rate of 15%. As of December 31, 2007, the fair value of residual securities totaling $40.7 million is based on a weighted average remaining life of 8.9 years, a weighted average projected prepayment rate of 15%, a weighted average expected credit loss rate of 0.05% and a weighted average discount rate of 11%.

Loans

            We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans. Net loans receivable decreased $681.5 million, or 8%, to $8.07 billion at December 31, 2008.

            The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 8: Composition of Loan Portfolio

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$491,315	6.0%	$433,337	4.9%	$365,407	4.4%	$509,151	7.5%	$327,554	6.4%
Residential, multifamily	677,989	8.2%	690,941	7.8%	1,584,674	19.2%	1,239,836	18.3%	1,121,107	21.8%
Commercial and industrial real estate	4,048,564	49.1%	4,183,473	47.3%	3,766,634	45.6%	3,321,520	48.9%	2,556,827	49.8%
Construction	1,260,724	15.3%	1,547,082	17.5%	1,154,339	14.0%	640,654	9.4%	348,501	6.8%

Total real estate loans	$6,478,592	78.6%	$6,854,833	77.5%	$6,871,054	83.2%	$5,711,161	84.1%	$4,353,989	84.8%

Other loans:
Commercial business	$1,210,260	14.6%	$1,314,068	14.8%	$960,375	11.6%	$643,296	9.5%	$438,537	8.6%
Trade finance	343,959	4.2%	491,690	5.6%	271,795	3.3%	230,771	3.4%	155,809	3.0%
Automobile	9,870	0.1%	23,946	0.3%	9,481	0.1%	8,543	0.1%	10,151	0.2%
Other consumer	206,772	2.5%	160,572	1.8%	152,527	1.8%	200,254	2.9%	175,008	3.4%

Total other loans	$1,770,861	21.4%	$1,990,276	22.5%	$1,394,178	16.8%	$1,082,864	15.9%	$779,505	15.2%

Total gross loans	8,249,453	100.0%	8,845,109	100.0%	8,265,232	100.0%	6,794,025	100.0%	5,133,494	100.0%

Unearned fees, premiums, and discounts, net	(2,049)		(5,781)		(4,859)		(1,070)		(2,156)
Allowance for loan losses	(178,027)		(88,407)		(78,201)		(68,635)		(50,884)

Loan receivable, net	$8,069,377		$8,750,921		$8,182,172		$6,724,320		$5,080,454

            Single Family Residential Loans.    We offer mortgage loans secured by one-to-four unit residential properties located in our primary lending areas. At December 31, 2008, $491.3 million or 6% of the loan portfolio was secured by one-to-four family residential real estate properties, compared to $433.3 million or 5% at December 31, 2007. Residential single family loan origination activity declined in 2008, with $131.3 million in new loan originations during 2008, compared with $282.1 million in 2007. Our loan origination activity during 2008 was adversely impacted by deteriorating conditions in the housing and mortgage markets.

            We sold approximately $31.2 million in conforming and non-conforming residential single family loans through our secondary marketing efforts during 2008, compared to $42.3 million sold in 2007. The adverse conditions in the housing market and increased credit risks have further widened credit spreads, and resulted in investors tightening their credit underwriting standards for qualifying loans. Originations of loans not eligible for government guarantees have essentially halted due to the erosion of value and lack of investor confidence in private-label mortgage-backed securities. The FRB recently announced plans to purchase up to $100 billion in government sponsored entities' debt and up to $500 billion in government sponsored entities' mortgage-backed securities over the next few quarters. Although the lower mortgage rates should support our secondary market efforts, concerns about a weakening economy and job instability may curtail customer demand.

            We offer both fixed and adjustable rate ("ARM") single family residential mortgage loan programs. We primarily offer ARM loan programs that have six-month, three-year, five-year, or seven-year initial fixed periods. We originate single family residential mortgage loans under three different types of programs: full/alternative documentation, reduced documentation and no documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels. Our underwriting criteria for all the loans in our single family residential mortgage loan programs include minimum Fair Isaac Corporation ("FICO") credit scores and maximum loan-to-value ("LTV") ratios. Additionally, our full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, we require reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, our no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property.

            Of the $131.3 million in residential single family mortgage loans originated during 2008, 7% or $8.8 million were full/alternative documentation loans, 35% or $46.0 million were reduced documentation loans and 58% or $76.6 million were no documentation loans. In comparison, of the $282.1 million in residential single family mortgage loans originated during 2007, 2% or $6.8 million were full/alternative documentation loans, 33% or $93.8 million were reduced documentation loans and 64% or $181.5 million were no documentation loans. During 2008, for the no documentation loan program, the maximum LTV ratios ranged from 21% to 77%. For the reduced documentation loan program, the maximum LTV ratios ranged from 22% to 70%. Based on management's evaluation and analysis of the portfolio credit quality and prevailing economic conditions, we believe the loan loss provision is adequate for losses inherent in the portfolio as of December 31, 2008.

            Multifamily Real Estate Loans.    During 2008, severe market conditions also adversely affected our new originations of multifamily loans. We originated $27.8 million multifamily loans in 2008, as compared to $287.2 million in 2007. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily real estate loans accounted for $678.0 million or 8%, and $690.9 million or 8%, of our loan portfolio at December 31, 2008 and 2007, respectively.

            We offer both fixed and adjustable rate multifamily loan programs. We primarily offer adjustable rate multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. Prior to the latter half of 2007, we originated multifamily mortgage loans under two different types of programs – full documentation and reduced documentation. During 2008, all of the $27.8 million in multifamily loans originated were reduced documentation loans. In comparison, of the $287.2 million in multifamily loans originated during 2007, 8% or $23.4 million were full/alternative documentation and 92% or $263.9 million were reduced documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to our single family residential loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

            Additionally, we own single family and multifamily residential mortgage loans that have contractual features that may increase our credit exposure. These mortgage loans include adjustable rate mortgage loans that may subject borrowers to significant future payment increases or create the potential for negative amortization of the principal balance.

            Interest-only mortgage loans allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower's new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. There were $40.4 million and $32.6 million in interest-only loans held in the Bank's portfolio as of December 31, 2008 and 2007, respectively. Historically, losses experienced from interest-only loans have been minimal and we do not believe potential losses from these loans will be significant.

            The Bank has purchased adjustable rate mortgage loans which permit different repayment options. The monthly payment for adjustable rate mortgage loans with negative amortization features is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans' principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. None of the adjustable rate mortgages held in the Bank's loan portfolio that have the potential to negatively amortize were negatively amortizing as of December 31, 2008 and 2007. We do not believe potential losses from these loans will be significant.

            Our total exposure related to these products in our loan portfolio for the years ended December 31, 2008 and 2007 is summarized as follows:

Table 9: Nontraditional Mortgage Products

	Unpaid Principal Balance as of December 31,
	2008	2007
	(In thousands)
Interest only mortgage loans	$40,399	$32,571
Adjustable rate mortgages with negative amortization features:
Residential single family loans	1,181	1,157
Residential multifamily loans	9,399	12,565

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

            Commercial Real Estate Loans.    We continue to place emphasis in the origination of commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $4.05 billion or 49%, and $4.18 billion or 47%, of our loan portfolio at December 31, 2008, and 2007, respectively.

            Since substantially all of our real estate loans are secured by properties located in California, declines in the California economy and in real estate values could have a significant effect on the collectibility of our loans and on the level of allowance for loan losses required.

            Construction Loans.    We offer loans to finance the construction of income-producing or owner-occupied buildings. At December 31, 2008, construction loans accounted for $1.26 billion or 15% of our loan portfolio. This compares with $1.55 billion or 18% of the loan portfolio at December 31, 2007. Total unfunded commitments related to construction loans decreased to $344.4 million at December 31, 2008, compared to $975.0 million at December 31, 2007. At December 31, 2008, the total commitment for residential construction loans was approximately $1.01 billion. The current residential construction loan balance was $816.4 million, representing 65% of total construction loans and 10% of total gross loans. During 2008, we reduced our total commitment on residential construction loans by 42% from

$1.75 billion as of December 31, 2007. Additionally, all construction disbursements are being carefully monitored and reviewed to address key risks and factors in this portfolio, such as interest reserves remaining, number of homes sold, geographic area and concentration of loans.

            Commercial Business Loans.    We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, SBA guaranteed small business loans and lease financing. At December 31, 2008, commercial business loans accounted for a total of $1.21 billion or 15% of our loan portfolio, compared to $1.31 billion or 15% at December 31, 2007. Total unfunded commitments related to commercial business loans decreased 43% to $548.9 million at December 31, 2008, compared to $954.9 million at year-end 2007. During 2008, we have taken actions to reduce our commitments on letters of credit.

            Trade Finance Products.    We offer a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. At December 31, 2008, these loans to finance international trade totaled $344.0 million or 4% of our loan portfolio, compared to $491.7 million or 6% at December 31, 2007. Although most of our trade finance activities are related to trade with Asian countries, a significant majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Export-Import financing to various domestic and foreign exporters. These loans are guaranteed by the Export-Import Bank of the United States. Virtually all of our trade finance portfolio as of December 31, 2008 represents loans made to borrowers on the import side of international trade. At December 31, 2008, such loans amounted to $342.5 million, compared with $469.2 million at December 31, 2007. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. At December 31, 2008, total unfunded commitments related to trade finance loans decreased 31% to $283.9 million, compared to $410.9 million at December 31, 2007.

            Affordable Housing.    We are engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which are generally eligible for federal low income housing tax credits. As of December 31, 2008, we had outstanding $345.0 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $396.2 million as of year-end 2007. Credit facilities for individual projects generally range in size from $5 million to $15 million.

            Foreign Outstandings.    Foreign outstandings include loans, acceptances, interest bearing deposits with other banks, other interest bearing investments and related accrued interest receivable. Foreign assets are subject to the general risks of conducting business in each foreign country, including economic uncertainty and government regulations. In addition, foreign assets may be impacted by changes in demand or pricing resulting from movements in exchange rates or other factors. The Company's cross-border exposure primarily relate to our branch operations in Hong Kong, China, which commenced in 2007. As of December 31, 2008 and 2007, our cross-border exposure did not exceed 1.00% of our total assets. The Company's branch in Hong Kong experienced a 9% growth in the loan portfolio to $90.7 million as of December 31, 2008, compared to $82.9 million as of December 31, 2007.

            Contractual Maturity of Loan Portfolio.    The following table presents the maturity schedule of our loan portfolio at December 31, 2008. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Nonaccrual loans of $214.6 million are included in the following table by their contractual maturity date.

Table 10: Maturity of Loan Portfolio

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Residential, single family	$17,838	$31,031	$442,446	$491,315
Residential, multifamily	65,764	21,437	590,788	677,989
Commercial and industrial real estate	638,102	138,733	3,271,729	4,048,564
Construction	1,187,828	54,039	18,857	1,260,724
Commercial business	867,923	247,221	95,116	1,210,260
Trade finance	339,114	4,845	-	343,959
Automobile and other consumer	20,066	6,989	189,587	216,642

Total	$3,136,635	$504,295	$4,608,523	$8,249,453

            As of December 31, 2008, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 11: Loans Scheduled to be Repriced

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Total fixed rate	$422,813	$344,964	$19,925	$787,702
Total variable rate	6,056,560	1,186,187	4,397	7,247,144

Total	$6,479,373	$1,531,151	$24,322	$8,034,846

Mortgage Servicing Assets

            As of December 31, 2008, we had $16.5 million in mortgage servicing assets, which is net of $3.6 million in total valuation allowances. Mortgage servicing assets are initially recorded at fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Published industry standards are used to derive market-based assumptions. Changes in the assumptions used may have a significant impact on the valuation of mortgage servicing assets. Evaluation of impairment is performed on a quarterly basis. We record mortgage servicing assets for loans sold or securitized for which servicing has been retained by the Bank.

            We recorded $2.4 million in MSA impairment writedowns during 2008, compared with $580 thousand in 2007. The decline in interest rates as well as the overall increases in borrower refinancing and prepayment rates related to the underlying sold or securitized loans have caused the value of MSAs to decrease. We may expect a further decline in the value of MSAs in the near future if interest rates continue to fall and prepayment speeds increase. For more information about MSAs, see Note 13 to the Company's consolidated financial statements presented elsewhere in this report.

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

            Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Nonperforming assets as a percentage of total assets were 2.12% and 0.57% at December 31, 2008 and 2007, respectively. Nonaccrual loans totaled $214.6 million and $63.9 million at December 31, 2008 and 2007, respectively. Loans totaling $530.4 million were placed on nonaccrual status during 2008. As part of our comprehensive loan review process, loans totaling $32.5 million which were not 90 days past due as of December 31, 2008 were included in nonaccrual loans as of December 31, 2008. Additions to nonaccrual loans during 2008 were offset by $88.9 million in payoffs and principal paydowns, $114.7 million in loans brought current, $92.7 million in net chargeoffs, and $83.4 million in loans transferred to OREO. Additions to nonaccrual loans during the year ended December 31, 2008 were comprised of $232.9 million in construction loans, $200.2 million in commercial real estate loans, $45.4 million in commercial business loans including SBA loans, $25.7 million in single family loans, $20.4 million in multifamily loans, $3.0 million in automobile and other consumer loans, and $2.8 million in trade finance loans.

            All loans that were past due 90 days or more were on nonaccrual status at December 31, 2008 and 2007.

            The Company had $11.0 million and $2.1 million in restructured loans as of December 31, 2008 and 2007, respectively. As of December 31, 2008, restructured loans were comprised of $1.2 million in single family loans, $3.5 million in multifamily loans, $2.4 million in commercial real estate loans, and $3.9 million in commercial business loans.

            Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had 41 OREO properties at December 31, 2008, with a combined aggregate carrying value of $38.3 million. The majority of these properties were related to our land, residential construction and single family residence portfolios. Approximately 66% of OREO properties as of December 31, 2008 were located in the Greater Los Angeles area and Inland Empire region of Southern California. As of December 31, 2007, we had three OREO properties with a carrying value of $1.5 million. During 2008, we foreclosed on 70 properties with an aggregate carrying value of $83.6 million as of the foreclosure date. During 2008, we sold 29 OREO properties with a carrying value of $44.5 million resulting in a total net loss on sale of $852 thousand. During 2007, the Bank sold one OREO property with a carrying value of $2.8 million for a net gain of $1.3 million. The Bank sold two OREO properties with a combined carrying value of $396 thousand for a net gain of $88 thousand during 2006.

            The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

Table 12: Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$214,607	$63,882	$17,101	$24,149	$4,924
Loans past due 90 days or more but not on nonaccrual	-	-	-	5,670	681

Total nonperforming loans	214,607	63,882	17,101	29,819	5,605

Restructured loans	10,992	2,081	-	-	-
Other real estate owned, net	38,302	1,500	2,786	299	299

Total nonperforming assets	$263,901	$67,463	$19,887	$30,118	$5,904

Total nonperforming assets to total assets	2.12%	0.57%	0.18%	0.36%	0.10%
Allowance for loan losses to nonperforming loans	82.95%	138.39%	457.29%	230.17%	907.83%
Nonperforming loans to total gross loans	2.60%	0.72%	0.21%	0.44%	0.11%

            We evaluate loan impairment according to the provisions of SFAS No. 114. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Also, in accordance with SFAS No. 114, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

            At December 31, 2008, the Company's total recorded investment in impaired loans was $232.1 million, compared with $123.8 million at December 31, 2007. The increase in impaired loans is largely due to an increase in nonperforming residential construction loans which have been especially hard hit by current economic conditions and the downturn in the housing market. All nonaccrual and doubtful loans are included in impaired loans. Impaired loans at December 31, 2008 are comprised of single family loans totaling $13.5 million, multifamily loans totaling $11.8 million, commercial real estate loans totaling $ 110.2 million, construction loans totaling $66.4 million, commercial business loans totaling $26.2 million, trade finance loans amounting to $1.8 million, SBA loans totaling $354 thousand, and automobile and other consumer loans totaling $1.8 million. As of December 31, 2008, the allowance for loan losses included $23.4 million for impaired loans with a total recorded balance of $69.2 million. As of December 31, 2007, the allowance for loan losses included $16.3 million for impaired loans with a total recorded balance of $67.1 million.

            Our average recorded investment in impaired loans during 2008 and 2007 totaled $266.5 million and $121.0 million, respectively. During 2008 and 2007, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $19.0 million and $9.7 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $11.6 million and $6.8 million, respectively.

            In light of the credit and mortgage crisis affecting the entire financial industry and its impact on our borrowers, the Company has taken a more proactive approach to assess potential loan impairment in our overall portfolio. We have expanded our scope to perform focused reviews of certain sectors of our loan portfolio to identify and mitigate potential losses. Our recent experience made us aware of the rapid deterioration occurring in the market in a relatively short period of time. Specifically, we have noted that while our borrowers may continue to pay as agreed in accordance with their contractual terms and/or even though loans may not have reached a significant stage of delinquency, the existence of certain warning signs indicating possible collectibility issues warranted a more careful scrutiny of these loans for potential impairment. Specifically, we reviewed loans that exhibited the following characteristics:

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

            Although certain loans are not 90 days or more delinquent and therefore still accruing interest, we have classified them as impaired as of December 31, 2008 because they exhibit one or more of the characteristics described above.

Allowance for Loan Losses

            We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular, quarterly reviews of the adequacy of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2008, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

            The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the year. At December 31, 2008, the allowance for loan losses amounted to $178.0 million, or 2.16% of total loans, compared with $88.4 million, or 1.00% of total loans, at December 31, 2007. The $89.6 million increase in the allowance for loan losses at December 31, 2008, from year-end 2007, reflects $226.0 million in additional loss provisions, less $141.4 million in net chargeoffs during the year. The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $6.3 million at December 31, 2008, compared to $11.4 million at December 31, 2007. The decrease in the off-balance sheet allowance amount was due, in part, to a 46% decline in unfunded loan commitments at December 31, 2008 relative to year-end 2007.

            We recorded $226.0 million in loan loss provisions during 2008, as compared to $12.0 million in loss provisions recorded during 2007. The increase in loss provisions recorded during 2008, compared to 2007, was brought on by the sustained downturn in the real estate market and continued instability in the overall economy. During 2008, we recorded $141.4 million in net chargeoffs representing 1.64% of average loans outstanding during the year. In comparison, we recorded net chargeoffs totaling $6.8 million, or less than 0.08% of average loans outstanding, during 2007. We believe that overall market conditions will continue to remain challenging in 2009 and we expect to record additional loan loss provisions during the first quarter of 2009.

            The following table summarizes activity in the allowance for loan losses for the periods indicated:

Table 13: Allowance for Loan Losses

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance balance, beginning of year	$88,407	$78,201	$68,635	$50,884	$39,246
Allowance from acquisitions	-	4,125	4,084	9,290	1,583
Allowance for unfunded loan commitments and letters of credit	5,044	841	(1,168)	(2,738)	(1,566)
Provision for loan losses	226,000	12,000	6,166	15,870	16,750
Gross chargeoffs:
Residential single family	3,522	335	3	168	-
Multifamily real estate	1,966	-	-	-	-
Commercial and industrial real estate	53,459	-	-	1,899	-
Construction	57,629	2,810	-	-	-
Commercial business	24,639	3,740	236	1,428	1,679
Trade finance	5,707	249	205	2,821	4,055
Automobile	268	30	46	97	119
Other consumer	261	42	25	29	7

Total gross chargeoffs	$147,451	$7,206	$515	$6,442	$5,860

Gross recoveries:
Residential single family	$37	$-	$2	$23	$9
Residential multifamily	-	-	-	90	26
Commercial and industrial real estate	2,467	7	749	34	3
Construction	2,654	-	-	-	-
Commercial business	835	419	238	380	507
Trade finance	9	-	-	1,124	-
Automobile	25	20	5	119	186
Other consumer	-	-	5	1	-

Total gross recoveries	$6,027	$446	$999	$1,771	$731

Net chargeoffs (recoveries)	$141,424	$6,760	$(484)	$4,671	$5,129

Allowance balance, end of year	$178,027	$88,407	$78,201	$68,635	$50,884

Average loans outstanding	$8,601,825	$8,354,989	$7,828,579	$5,886,398	$4,170,524

Total gross loans outstanding, end of year	$8,249,453	$8,845,109	$8,265,232	$6,794,025	$5,133,494

Net chargeoffs (recoveries) to average loans	1.64%	0.08%	(0.01)%	0.08%	0.12%
Allowance for loan losses to total gross loans at end of year	2.16%	1.00%	0.95%	1.01%	0.99%

            Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The technique of migration analysis essentially looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize a loss horizon of seventeen years to better capture the Bank's historical loss trends. This loss horizon represents the timeframe when the Bank started to monitor and track losses incurred in the loan portfolio. Since loss rates derived by the migration model are based predominantly on historical loss trends, they may not be indicative of the actual or inherent loss potential for loan categories that have little or no historical losses. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model.

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

Table 14: Allowance for Loan Losses by Loan Category

	At December 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in thousands)
Residential single family	$6,178	5.9%	$2,475	4.9%
Residential multifamily	6,811	8.2%	4,216	7.8%
Commercial and industrial real estate	49,567	49.1%	21,072	47.3%
Construction	60,478	15.3%	19,132	17.5%
Commercial business	40,843	14.7%	24,188	14.9%
Trade finance	12,721	4.2%	16,487	5.5%
Automobile	282	0.1%	242	0.3%
Consumer and other	1,147	2.5%	595	1.8%

Total	$178,027	100.0%	$88,407	100.0%

            The increase of $89.6 million in the allowance for loan at December 31, 2008, relative to year-end 2007, was primarily due to increased loss estimates and historic losses for individual loan categories. Except for trade finance loans, loss reserves on all loan categories increased, reflecting the downturn in the residential real estate market and deteriorating conditions in the overall economy. Loss reserves for construction and land loans (included in commercial and industrial real estate) increased significantly from December 31, 2007, reflecting the sharp decline in values experienced in these portfolios. The decrease in loss reserves on trade finance loans is in line with the contraction of this portfolio since year-end 2007.

Deposits

            We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $863.0 million to $8.14 billion at December 31, 2008, as compared to $7.28 billion at December 31, 2007. Net deposit growth was comprised of increases in money market accounts of $232.5 million or 21%, and time deposits of $936.6 million or 25%. These increases were partially offset by decreases in noninterest-bearing demand accounts of $138.7 million or 10%, interest-bearing checking accounts of $109.7 million or 23%, and savings accounts of $57.6 million or 12%, during the year.

            As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers during the second half of 2008. As of December 31, 2008, time deposits within the Certificate of Deposit Account Registry Service ("CDARS") program increased to $946.8 million, compared to $11.7 million at December 31, 2007. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, during the third quarter of 2008, we partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits, Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

            Public deposits decreased 70% to $153.5 million at December 31, 2008, from $506.5 million at December 31, 2007. A large portion of these public funds are comprised of deposits from the State of California. The decrease in public deposits is due to lack of available funds from funding sources.

            Time deposits greater than $100 thousand totaled $3.22 billion, representing 40% of the deposit portfolio at December 31, 2008. These accounts, consisting primarily of deposits by consumers, had a weighted average interest rate of 3.16% at December 31, 2008. The following table provides the remaining maturities at December 31, 2008 of time deposits greater than $100 thousand:

Table 15: Time Deposits $100,000 or Greater

(In thousands)
3 months or less	$2,020,077
Over 3 months through 6 months	614,657
Over 6 months through 12 months	506,104
Over 12 months	79,316

Total	$3,220,154

Borrowings

            We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one business day to six months from the transaction date. At December 31, 2008, federal funds purchased amounted to $28.0 million, an 87% decrease from the $222.3 million balance at December 31, 2007. FHLB advances decreased 25% to $1.35 billion as of December 31, 2008, compared to $1.81 billion at December 31, 2007. The decrease in federal funds purchased and FHLB advances is consistent with our overall strategy to deleverage our balance sheet. During 2008, a portion of the proceeds from the maturities and sales of investment securities, as well as proceeds from our Series A and B preferred stock issuance in April 2008 and December 2008, were used to pay down our borrowings. During the first quarter of 2008, we paid off an FHLB advance totaling $50.0 million prior to its contractual maturity date. In accordance with Accounting Principles Bulletin No. 18, Early Extinguishment of Debt, we recorded the penalty amount of $149 thousand as an adjustment to interest expense. As of December 31, 2008, we had no overnight FHLB advances, compared to $350.0 million as of December 31, 2007. We entered into several new FHLB advances totaling $350.0 million during 2008. The maturity terms of these advances are less than 3 years with fixed interest rates ranging from 1.44% to 3.68%. FHLB advances totaling $405.0 million matured during 2008.

            In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements ("repurchase agreements") to manage our liquidity position. Repurchase agreements totaled $998.4 million and $1.00 billion as of December 31, 2008 and 2007, respectively. Included in this balance is $3.4 million in overnight repurchase agreements with customers that the Company assumed in conjunction with the DCB acquisition. The interest rates on these customer repurchase agreements ranged from 0.50% to 0.75% as of December 31, 2008. All of the other repurchase agreements are long-term with ten year maturity terms. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities. All of these repurchase agreements have an original term of ten years. The rates were generally initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points. With the exception of one repurchase agreement, the rates have been switched to fixed rates for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

Long-Term Debt

            Long-term debt remained at $235.6 million at December 31, 2008 and 2007. Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory purposes.

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

Loan Securitizations and Sales

            In the ordinary course of business, the Company sells loans with or without recourse. For loans sold with recourse, the recourse component is considered a guarantee. In certain situations, the Company could also have an obligation for loans sold without recourse. Additional information pertaining to our loan sales is included in Note 20 to the Company's consolidated financial statements presented elsewhere in this report.

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

            When we sell or securitize loans, we generally retain the right to service the loans and we may retain residual and other interests, which are considered retained interests in the securitized assets. Retained interests may provide credit enhancement to the investors and represent the Company's maximum risk exposure associated with these transactions. Investors in the securities issued by the QSPE have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPE. Additional information pertaining to our securitization transactions and related retained interests is included in Note 7 to the Company's consolidated financial statements presented elsewhere in this report.

Commitments

            As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2008 is as follows:

Table 16: Significant Commitments

December 31, 2008
(In thousands)
Undisbursed loan commitments	$1,469,513
Standby letters of credit	656,979
Commercial letters of credit	39,426

            A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 20 to the Company's consolidated financial statements presented elsewhere in this report. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 22 to the Company's consolidated financial statements presented elsewhere in this report.

Contractual Obligations

            The following table presents, as of December 31, 2008, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 17: Contractual Obligations

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)
Deposits	$4,692,120	$110,670	$36,206	$10,478	$3,494,207	$8,343,681
Federal funds purchased	28,023	–	–	–	–	28,023
FHLB advances	676,801	729,852	5,358	3,189	–	1,415,200
Securities sold under repurchase agreements	51,012	95,163	95,163	1,115,505	–	1,356,843
Notes payable	–	–	–	–	16,506	16,506
Long-term debt obligations	11,241	22,483	22,483	400,547	–	456,754
Operating lease obligations	11,621	24,826	25,597	69,897	–	131,941
Unrecognized tax benefits	–	–	–	–	1,028	1,028
Postretirement benefit obligations	4,144	11,156	1,732	2,316	–	19,348

Total contractual obligations	$5,474,962	$994,150	$186,539	$1,601,932	$3,511,741	$11,769,324

Capital Resources

            Our primary source of capital is the retention of net after tax earnings. At December 31, 2008, stockholders' equity totaled $1.55 billion, a 32% increase from the year-end 2007 balance of $1.17 billion. The increase is comprised of the following: (1) net issuance of Series A convertible preferred stock, totaling $194.1 million, representing 200,000 shares; (2) net issuance of Series B perpetual cumulative preferred stock and warrants totaling $306.8 million, representing 306,546 shares of preferred stock and 3,035,109 shares of warrants; (4) stock compensation costs amounting to $6.2 million related to grants of restricted stock and stock options; (5) net issuance of common stock totaling $2.8 million, representing 496,701 shares, pursuant to various stock plans and agreements; and (6) a purchase accounting adjustment pursuant to the DCB acquisition of $2.3 million. These transactions were offset by (1) net loss of $49.7 million recorded during 2008; (2) $47.7 million in net unrealized losses on available-for-sale securities; (3) a change in accounting principle pursuant to the adoption of EITF 06-4 amounting to $479 thousand; (4) tax provision of $414 thousand from the stock plans; (5) purchase of treasury shares related to vested restricted stock amounting to $306 thousand, representing 20,846 shares; and (6) payment of quarterly cash dividends on common stock, accrual and payment of preferred stock dividends, as well as the amortization of preferred stock discount totaling $34.8 million during 2008.

Series A Preferred Stock Offering

            We raised $194.1 million in additional capital, net of underwriting discounts, commissions and offering expenses, during April 2008 through the issuance of 200,000 shares of non-cumulative, perpetual convertible preferred stock. The proceeds from this offering were used to reduce our borrowings, enhance our liquidity position, and boost our already strong capital levels. For a further discussion on this preferred stock offering, see Note 23 to the Company's consolidated financial statements presented elsewhere in this report.

Series B Preferred Stock Offering

            On December 5, 2008, we received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury through the issuance of 306,546 shares of fixed-rate, cumulative perpetual preferred stock. The issuance of Series B preferred stock was made in conjunction with the Company's participation in the U.S. Treasury's Capital Purchase Program. For a further discussion on this preferred stock offering, see Note 23 to the Company's consolidated financial statements presented elsewhere in this report.

Risk-Based Capital

            We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, are deemed to be "well-capitalized." At December 31, 2008, the Bank's Tier I and total capital ratios were 13.6% and 15.6%, respectively, compared to 8.8% and 10.3%, respectively, at December 31, 2007.

            The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at December 31, 2008, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 18: Regulatory Required Ratios

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	15.8%	15.6%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	13.8%	13.6%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	12.4%	12.2%	4.0%	5.0%

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

            Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of loans. In addition, government programs, such as the FDIC's TLGP, may influence deposit behavior. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

            During the years ended December 31, 2008, 2007, and 2006, we experienced net cash inflows from operating activities of $182.4 million, $224.0 million, and $122.3 million, respectively. Net cash inflows from operating activities reflects the $226.0 million loan loss provision recorded during 2008. Net cash inflows from operating activities during 2007 and 2006 were primarily due to net income earned during the year.

            Net cash outflows from investing activities totaled $132.7 million, $519.4 million, and $1.52 billion during 2008, 2007, and 2006, respectively. Net cash outflows from investing activities for 2008 were due primarily to purchases of short-term investments, investment securities, and loans receivable. These factors were partially offset by proceeds from the sale of investment securities and loans, the early termination of a resale agreement, as well as repayments, maturities and redemptions of investment securities. For 2007 and 2006, net cash outflows from investing activities can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

            We experienced net cash inflows from financing activities of $668.8 million during the year ended December 31, 2008, primarily due to $500.6 million net proceeds received from the issuance of Series A and Series B preferred stock during April 2008 and December 2008, respectively, as well as the net increase in deposits. As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers during the second half of 2008. As of December 31, 2008, time deposits within the CDARS program increased to $946.8 million, compared to $11.7 million at December 31, 2007. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, during the third quarter of 2008, we partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Cash from financing activities were partially offset by net decreases in federal funds purchased and FHLB advances, as well as $33.4 million of existing cash and cash equivalents to pay cash dividends to our stockholders.

            During 2007, proceeds from federal funds purchased, FHLB advances, and long-term debt accounted for net cash inflows from financing activities totaling $263.2 million. These factors were partially offset by a net decrease in deposits, purchases of treasury shares related to our Board-approved share repurchase program, and dividends paid on common stock. During 2006, net cash inflows from financing activities amounting to $1.44 billion were due to net increases in repurchase agreements, FHLB advances, deposits, federal funds purchased, and long-term debt.

            As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank's discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. During 2008, we obtained additional borrowing capacity from the Federal Reserve discount window of almost $900.0 million by pledging construction and commercial business loans. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2008, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2008, we are not aware of any material commitments for capital expenditures in the foreseeable future.

            The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. For the years ended December 31, 2008 and 2007, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $33.4 million and $71.6 million, respectively. The large increase in dividend payments by the Bank to the Company during 2007 is primarily due to share repurchases totaling $53.8 million in connection with the Board authorized stock repurchase program announced during 2007. As of December 31, 2008, approximately $162.9 million of undivided profits of the Bank were available for dividends to the Company. On January 27, 2009, the Board of Directors declared first quarter dividends on the Company's common stock and Series A preferred stock. Despite the Company's strong capital position, the Board of Directors authorized the reduction of the common stock dividend to $0.02 per share for the first quarter of 2009, compared with the $0.10 per share paid in previous quarters. As a result of the uncertain economic environment, the Company believes it was a prudent and responsible decision to reduce the dividend payout and preserve capital at this time.

Interest Rate Sensitivity Management

            Our success is largely dependent upon our ability to manage interest rate risk, which is the impact of adverse fluctuations in interest rates on our net interest income and net portfolio value. Although in the normal course of business we manage other risks, such as credit and liquidity risk, we consider interest rate risk to be among the more significant market risks and could potentially have material effect on our financial condition and results of operations.

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

            Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2008 and 2007, assuming a non-parallel shift of 100 and 200 basis points in both directions:

Table 19: Rate Shock Table

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
+200	11.6%	12.3%	8.8%	6.4%
+100	5.4%	7.4%	4.4%	5.7%
-100	(1.6)%	(6.8)%	(4.5)%	(6.0)%
-200	(1.4)%	(13.0)%	(9.7)%	(11.4)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

            All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2008 and 2007. At December 31, 2008 and 2007, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

            The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2008. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 20: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year
	2009	2010	2011	2012	2013	After 2014	Total	Fair Value at December 31, 2008
	(Dollars in thousands)
Assets:
CD investments	$228,441						$228,441	$228,353
average yield (fixed rate)	2.02%						2.02%
Short-term investments	$734,367						$734,367	$734,367
Weighted average rate	2.03%						2.03%
Securities purchased under resale agreements	$50,000						$50,000	$51,581
Weighted average rate	10.00%						10.00%
Investment securities held-to-maturity (fixed rate)	$23,848	$24,752	$14,293			$7,053	$69,946	$70,594
Weighted average rate	5.47%	7.71%	7.19%			5.17%	6.58%
Investment securities held-to-maturity (variable rate)	$52,371						$52,371	$52,511
Weighted average rate	2.94%						2.94%
Investment securities available-for-sale (fixed rate)	$612,437	$140,043	$182,159	$90,281	$80,625	$198,635	$1,304,180	$1,307,810
Weighted average rate	4.16%	5.29%	4.14%	4.85%	4.45%	5.17%	4.50%
Investment securities available-for-sale (variable rate) (1)	$829,150	$35,603	$5,720	$9,075	$3,672	$2,170	$885,390	$732,384
Weighted average rate	2.99%	4.82%	4.80%	6.37%	4.58%	4.74%	3.12%
Total gross loans	$6,652,984	$924,370	$394,667	$149,970	$75,999	$51,463	$8,249,453	$8,216,482
Weighted average rate	5.30%	6.88%	7.11%	6.97%	6.61%	3.24%	5.59%
Liabilities:
Checking accounts	$363,285						$363,285	$317,654
Weighted average rate	0.52%						0.52%
Money market accounts	$1,323,402						$1,323,402	$1,306,281
Weighted average rate	1.69%						1.69%
Savings deposits	$420,133						$420,133	$374,037
Weighted average rate	0.76%						0.76%
Time deposits	$4,611,084	$93,442	$7,598	$29,078	$886	$54	$4,742,142	$4,750,957
Weighted average rate	2.76%	3.49%	4.23%	4.17%	4.07%	2.19%	2.79%
Federal funds purchased	$28,022						$28,022	$28,022
Weighted average rate	0.25%						0.25%
FHLB advances (term)	$630,307	$660,000	$55,000	$5,000		$3,000	$1,353,307	$1,397,081
Weighted average rate	4.79%	3.95%	5.20%	4.46%		4.44%	4.40%
Customer repurchase agreements	$3,430						$3,430	$3,430
Weighted average rate	0.70%						0.70%
Securities sold under repurchase agreements (fixed rate)						$945,000	$945,000	$1,143,976
Weighted average rate						4.82%	4.82%
Securities sold under repurchase agreements (variable rate)	$50,000						$50,000	$56,923
Weighted average rate	4.15%						4.15%
Subordinated debt	$75,000						$75,000	$48,110
Weighted average rate	4.60%						4.60%
Junior subordinated debt (fixed rate)						$21,392	$21,392	$22,431
Weighted average rate						10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178						$139,178	$49,784
Weighted average rate	3.92%						3.92%

(1)
Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

            Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates for deposits with no stated maturity dates. We utilize assumptions supported by documented analyses for the expected maturities of our loans and repricing of our deposits. We also use prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing frequencies differ from our expectations based on historical experience.

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

            The fair value of deposits is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve, plus spread, if any. For core deposits, the cash outflows are projected by the decay rate based on the Bank's core deposit premium study. Cash flows for all non-time deposits are discounted using the LIBOR yield curve. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank's current offering rates, plus spread. For federal funds purchased, fair value approximates book value due to their short maturities. The fair value of FHLB term advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. Customer repurchase agreements, which have maturities ranging from one to three days, are presumed to have equal book and fair values because the interests rates paid on these instruments are based on prevailing market rates. The fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. For both subordinated and junior subordinated debt instruments, fair values are estimated by discounting cash flows through maturity based on current market rates the Bank would pay for new issuances.

            The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We may elect to use derivative financial instruments as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders' equity. Currently, derivative instruments do not have material effect on our operating results or financial position.

            In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index, or the "HSCEI". As of December 31, 2008, the combined notional amounts of the equity swap agreements total $19.3 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e., equity call option) that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

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

            In December 2007, the Company entered into two additional equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This product, which has a term of 5 years, also pays interest based on the performance of the HSCEI similar to the previous index certificate offering in 2004. As of December 31, 2008, the combined notional amounts of these new equity swap agreements totaled $24.1 million and have termination dates similar to the stated maturities of the underlying certificate of deposit host contracts. On December 3, 2007, we prepaid $4.5 million for the option cost based on the current market value of the cash streams.

            The fair values of the equity swap agreements and embedded derivative liability for these six derivative contracts amounted to $13.9 million and $14.1 million, respectively, as of December 31, 2008, compared to $28.3 million and $28.3 million, respectively, as of December 31, 2007. The decrease in the fair value of the derivative contracts since December 31, 2007 can be attributed to a 51% decline in the index value as of December 31, 2008, relative to year-end 2007.

            The embedded derivative liability is included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company has also considered the counterparty's as well as its own credit risk in determining the valuation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            For quantitative and qualitative disclosures regarding market risks in our portfolio, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Asset Liability and Market Risk Management."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements of the Company, including the "Report of Independent Registered Public Accounting Firm," are included in this report immediately following Part IV.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008.

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

            Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

            There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

            The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of East West Bancorp's consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework, issued by COSO, which has been presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited the internal control over financial reporting of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 2, 2009

ITEM 9B.    OTHER INFORMATION

            On February 26, 2009, the Compensation Committee for the Company approved the 2009 annual base salaries, cash bonus payments for 2008 work and grants of incentive stock for the Company's executive officers. This information for the Company's named executives is set forth as Exhibit 10.13 "Named Executive Officer Compensation."

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Information concerning directors and executive officers of the Company, to the extent not included under Item 1 under the heading "Executive Officers of the Registrant" appearing at the end of Part I of this report, will appear in the Company's definitive proxy statement for the 2009 Annual Meeting of Shareholders (the "2009 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 "Director Compensation."

Code of Ethics

            The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Experts

            The Company has determined that all members of the Audit Committee, namely Directors Andrew Kane, John Lee, Herman Li and Keith Renken are "Audit Committee Financial Experts" as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. All members of the Audit Committee are independent of management.

ITEM 11.    EXECUTIVE COMPENSATION

            On February 26, 2009, the Compensation Committee for the Company approved the 2009 annual base salaries, cash bonus payments for 2008 work and grants of incentive stock for the Company's executive officers. Information concerning executive compensation of the Company's named executives will appear in the 2009 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "DIRECTOR COMPENSATION" "COMPENSATION OF EXECUTIVE OFFICERS," "COMPENSATION DISCUSSION AND ANALYSIS," and "REPORT BY THE COMPENSATION COMMITTEE," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            Information concerning security ownership of certain beneficial owners and management will appear in the 2009 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans

            The following table provides information as of December 31, 2008 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	2,588,968	$20.67	3,512,978
Equity compensation plans not approved by security holders	-	-	-

Total	2,588,968	$20.67	3,512,978

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

            Information concerning certain relationships and related transactions will appear in the 2009 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Information concerning principal accountant fees and services will appear in the 2009 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

            The following financial statements included in the registrant's 2008 Annual Report to Shareholders are included. Page number references are to the 2008 Annual Report to Shareholders.

(a)(2) Financial Statement Schedules

            Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]
3.4	Bylaws of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.5	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.6	Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate. [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 30, 2008.]
3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]

4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2	Form of Certificate of the Registrant's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on April 30, 2008.]
4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.6.1	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.3	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors' Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.8	Employment Agreement with William J. Lewis+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.9.1	Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.2	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.3	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.10	Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.11	Employment Agreement with Wellington Chen+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.

+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of East West Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 2, 2009

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$878,853	$160,347
Short-term investments	228,441	-
Securities purchased under resale agreements	50,000	150,000
Investment securities held-to-maturity, at amortized cost (with fair value of $123,105)	122,317	-
Investment securities available-for-sale, at fair value (with amortized cost of $2,189,570 at December 31, 2008 and $1,954,140 at December 31, 2007)	2,040,194	1,887,136
Loans receivable, net of allowance for loan losses of $178,027 in 2008 and $88,407 in 2007	8,069,377	8,750,921
Investment in Federal Home Loan Bank stock, at cost	86,729	84,976
Investment in Federal Reserve Bank stock, at cost	27,589	21,685
Other real estate owned, net	38,302	1,500
Investment in affordable housing partnerships	48,141	44,206
Premises and equipment, net	60,184	64,943
Due from customers on acceptances	5,538	15,941
Premiums on deposits acquired, net	21,190	28,459
Goodwill	337,438	335,366
Cash surrender value of life insurance policies	94,745	88,658
Deferred tax assets	184,588	66,410
Accrued interest receivable and other assets	129,190	151,664

TOTAL	$12,422,816	$11,852,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,292,997	$1,431,730
Interest-bearing	6,848,962	5,847,184

Total deposits	8,141,959	7,278,914
Federal funds purchased	28,022	222,275
Federal Home Loan Bank advances	1,353,307	1,808,419
Securities sold under repurchase agreements	998,430	1,001,955
Notes payable	16,506	16,242
Bank acceptances outstanding	5,538	15,941
Long-term debt	235,570	235,570
Accrued interest payable, accrued expenses and other liabilities	92,718	101,073

Total liabilities	10,872,050	10,680,389

COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS' EQUITY
Preferred stock (par value of $0.001 per share)
Authorized – 5,000,000 shares
Issued – 200,000 shares in Series A, non-cumulative convertible preferred stock in 2008 and none in 2007
Outstanding – 196,505 shares in 2008 and none in 2007	-	-
Issued and outstanding – 306,546 shares in Series B, cumulative preferred stock in 2008 and none in 2007	-	-
Common stock (par value of $0.001 per share)
Authorized – 200,000,000 shares
Issued – 70,377,989 shares in 2008 and 69,634,811 shares in 2007
Outstanding – 63,745,624 shares in 2008 and 63,137,221 shares in 2007	70	70
Additional paid in capital	1,167,832	652,297
Retained earnings	572,172	657,183
Treasury stock, at cost – 6,632,365 shares in 2008 and 6,497,590 shares in 2007	(102,817)	(98,925)
Accumulated other comprehensive loss, net of tax	(86,491)	(38,802)

Total stockholders' equity	1,550,766	1,171,823

TOTAL	$12,422,816	$11,852,212

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$545,260	$650,717	$587,831
Investment securities held-to-maturity	697	-	-
Investment securities available-for-sale	99,886	102,341	60,607
Securities purchased under resale agreements	6,372	15,064	7,076
Investment in Federal Home Loan Bank stock	3,639	3,464	3,161
Investment in Federal Reserve Bank stock	1,536	1,117	932
Short-term investments	7,468	904	443

Total interest and dividend income	664,858	773,607	660,050

INTEREST EXPENSE
Customer deposit accounts	178,060	241,035	200,265
Federal Home Loan Bank advances	70,661	61,710	50,824
Securities sold under repurchase agreements	46,062	38,366	23,083
Long-term debt	12,694	15,603	12,799
Federal funds purchased	2,217	8,899	5,597

Total interest expense	309,694	365,613	292,568

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	355,164	407,994	367,482
PROVISION FOR LOAN LOSSES	226,000	12,000	6,166

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	129,164	395,994	361,316

NONINTEREST (LOSS) INCOME
Impairment writedown on investment securities	(73,165)	(405)	-
Branch fees	16,972	15,071	11,265
Net gain on investment securities available-for-sale	9,005	7,833	2,537
Letters of credit fees and commissions	9,739	10,252	8,673
Ancillary loan fees	4,646	5,773	3,885
Income from life insurance policies	4,151	4,156	3,997
Net gain on sale of loans	2,275	1,571	698
Other operating income	1,315	5,269	2,865

Total noninterest (loss) income	(25,062)	49,520	33,920

NONINTEREST EXPENSE
Compensation and employee benefits	82,236	85,926	70,583
Occupancy and equipment expense	26,991	25,582	21,350
Amortization of investments in affordable housing partnerships	7,272	4,958	5,441
Amortization and impairment writedowns of premiums on deposits acquired	7,270	6,846	7,118
Deposit insurance premiums and regulatory assessments	7,223	1,399	1,360
Loan related expenses	6,373	3,049	2,898
Other real estate owned expense (income)	6,013	(1,237)	453
Legal expense	5,577	3,198	2,339
Data processing	4,494	4,818	3,644
Deposit-related expenses	4,414	6,767	9,244
Consulting expense	4,398	3,324	2,628
Other operating expenses	39,009	38,625	34,397

Total noninterest expense	201,270	183,255	161,455

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(97,168)	262,259	233,781
(BENEFIT) PROVISION FOR INCOME TAXES	(47,485)	101,092	90,412

NET (LOSS) INCOME	(49,683)	161,167	143,369

PREFERRED STOCK DIVIDENDS AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	9,474	-	-

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(59,157)	$161,167	$143,369

(LOSS) EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$(0.94)	$2.63	$2.40
DILUTED	$(0.94)	$2.60	$2.35
DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.40	$0.20
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	62,673	61,180	59,605
DILUTED	62,673	62,093	60,909

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE, JANUARY 1, 2006		$61	$389,004	$393,846	$(8,242)	$(37,905)	$(2,626)		$734,138
Comprehensive income
Net income for the year				143,369				$143,369	143,369
Net unrealized loss on investment securities available-for-sale							(7,461)	(7,461)	(7,461)

Total comprehensive income								$135,908

Elimination of deferred compensation pursuant to adoption of SFAS No. 123R			(8,242)		8,242				-
Stock compensation costs			5,664						5,664
Tax benefit from stock plans			12,111						12,111
Issuance of 1,329,460 shares pursuant to									-
various stock plans and agreements		1	10,407						10,408
Issuance of 3,895 shares in lieu of									-
Board of Director retainer fees			156						156
Cancellation of 44,846 shares due to forfeitures of issued restricted stock			1,524			(1,524)			-
Issuance of 3,647,440 shares pursuant to Standard Bank acquisition		4	133,845						133,849
Purchase 24,109 shares of treasury stock						(876)			(876)
Dividends paid on common stock				(11,968)					(11,968)

BALANCE, DECEMBER 31, 2006		66	544,469	525,247	-	(40,305)	(10,087)		1,019,390
Comprehensive income
Net income for the year				161,167				$161,167	161,167
Net unrealized loss on investment securities available-for-sale							(28,715)	(28,715)	(28,715)

Total comprehensive income								$132,452

Cumulative effect from the adoption of FIN 48				(4,628)					(4,628)
Stock compensation costs			6,767						6,767
Tax benefit from stock plans			7,457						7,457
Issuance of 1,195,698 shares pursuant to various stock plans and agreements		2	11,791						11,793
Issuance of 5,880 shares in lieu of Board of Director retainer fees			219						219
Issuance of 2,032,816 shares pursuant to Desert Community Bank acquisition		2	78,484						78,486
Cancellation of 85,603 shares due to forfeitures of issued restricted stock			3,110			(3,110)			-
Purchase of 39,048 shares of treasury stock due to the vesting of restricted stock						(1,280)			(1,280)
Purchase of 11,624 shares of treasury stock due to granting of unrestricted stock to Desert Community Bank						(425)			(425)
Purchase of 1,392,176 shares of treasury stock pursuant to the Stock Repurchase Program						(53,805)			(53,805)
Dividends paid on common stock				(24,603)					(24,603)

BALANCE, DECEMBER 31, 2007		70	652,297	657,183	-	(98,925)	(38,802)		1,171,823
Comprehensive loss
Net loss for the year				(49,683)				$(49,683)	(49,683)
Net unrealized loss on investment securities available-for-sale							(47,689)	(47,689)	(47,689)

Total comprehensive loss								$(97,372)

Cumulative effect of change in accounting principle pursuant to adoption of EITF 06-4				(479)					(479)
Stock compensation costs			6,167						6,167
Tax provision from stock plans			(414)						(414)
Issuance of 200,000 shares Series A convertible									-
preferred stock, net of stock issuance costs			194,059						194,059
Conversion of 3,495 shares of Series A preferred stock			(3,391)						(3,391)
Issuance of 227,150 shares of common stock from converted									-
3,495 shares of Series A preferred stock			3,391						3,391
Issuance of 306,546 shares Series B – fixed rate cumulative perpetual preferred stock, net of stock issuance costs and discount			281,643						281,643
Issuance of 3,035,109 warrants, pursuant to the Series B									-
preferred stock offering			25,201						25,201
Issuance of 496,701 shares pursuant to various stock									-
plans and agreements			2,776						2,776
Issuance of 18,361 shares pursuant to Director retainer									-
fee			219						219
Cancellation of 113,929 shares due to forfeitures of									-
issued restricted stock			3,586			(3,586)			-
Purchase accounting adjustment pursuant to									-
DCB Acquisition			2,298						2,298
Purchase of 20,846 shares of treasury stock due to the									-
vesting of restricted stock						(306)			(306)
Amortization of Series B preferred stock discount				(312)					(312)
Dividends accrued and paid on preferred stock				(9,162)					(9,162)
Dividends paid on common stock				(25,375)					(25,375)

BALANCE, DECEMBER 31, 2008	$-	$70	$1,167,832	$572,172	$-	$(102,817)	$(86,491)		$1,550,766

	Year Ended December 31,
Disclosure of reclassification amount:	2008	2007	2006
	(In thousands)
Unrealized holding loss on securities arising during the year, net of tax benefit of $61,480 in 2008, $17,504 in 2007, and $4,337 in 2006	$(84,902)	$(24,172)	$(5,990)
Less: Reclassification adjustment for loss (gain) included in net income, net of tax (benefit) expense of $(26,947) in 2008, $3,290 in 2007, and $1,066 in 2006	37,213	(4,543)	(1,471)

Net unrealized loss on securities, net of tax benefit of $34,533 in 2008, $20,794 in 2007, $5,403 in 2006	$(47,689)	$(28,715)	$(7,461)

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(49,683)	$161,167	$143,369
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,096	13,869	7,887
Impairment writedown on goodwill	858	-	-
Impairment writedown on investment securities available-for-sale	73,165	405	-
Impairment writedown on other investment	1,319	-	-
Stock compensation costs	6,167	6,767	5,664
Deferred tax benefit	(83,637)	(17,495)	(14,469)
Provision for loan losses	226,000	12,000	6,166
Provision for loan loss on other real estate owned	3,609	-	-
Net gain on sales of investment securities, loans and other assets	(9,851)	(12,460)	(2,576)
Federal Home Loan Bank stock dividends	(4,623)	(3,539)	(2,793)
Originations of loans held for sale	(49,352)	(42,578)	(22,782)
Proceeds from sale of loans held for sale	49,725	42,663	22,831
Tax provision (benefit) from stock plans	414	(7,457)	(12,111)
Net change in accrued interest receivable and other assets	22,859	64,899	(45,084)
Net change in accrued expenses and other liabilities	(22,645)	5,788	36,245

Total adjustments	232,104	62,862	(21,022)

Net cash provided by operating activities	182,421	224,029	122,347

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	302,422	(1,373,150)	(1,768,618)
Purchases of:
Short-term investments	(278,828)	-	-
Securities purchased under resale agreements	-	(150,000)	(50,000)
Investment securities held-to-maturity	(122,185)	-	-
Investment securities available-for-sale	(2,566,040)	(943,448)	(1,851,931)
Loans receivable	(103,751)	-	-
Federal Home Loan Bank stock	(9,400)	(33,829)	(41,647)
Federal Reserve Bank stock	(5,904)	(3,351)	(5,545)
Premises and equipment	(3,693)	(11,971)	(8,705)
Proceeds from unsettled securities acquired	-	-	225,616
Proceeds from sale of:
Investment securities available-for-sale	699,392	541,092	232,372
Securities purchased under resale agreements	100,000	100,000	-
Loans receivable	183,764	23,170	6,026
Real estate owned	33,709	4,130	484
Premises and equipment	85	6,745	44
Maturity of short-term investments	50,387	1,205	1,059
Repayments, maturity and redemption of investment securities available-for-sale	1,576,271	1,295,580	1,624,621
Redemption of Federal Home Loan Bank stock	12,270	31,767	19,816
Acquisitions, net of cash (acquired) paid	(1,181)	(7,337)	98,351

Net cash used in investing activities	(132,682)	(519,397)	(1,518,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payment for) proceeds from:
Deposits	863,045	(462,872)	247,461
Issuance of short-term borrowings	(547,137)	197,589	9,500
Proceeds from:
Isuance of long-term borrowings	250,000	670,641	1,400,000
Issuance of long-term debt	-	50,000	30,000
Issuance of common stock pursuant to various stock plans and agreements	2,776	11,266	10,303
Issuance of preferred stock, net of stock issuance costs, and common stock warrants	500,591	-	-
Payment for:
Repayment of long-term borrowings	(355,640)	(123,500)	(251,000)
Repayment of notes payable on affordable housing investments	(10,736)	(7,737)	(8,454)
Purchase of treasury shares	(306)	(55,085)	(876)
Cash dividends on preferred stock	(8,037)	-	-
Cash dividends on common stock	(25,375)	(24,603)	(11,968)
Tax (provision) benefit from stock plans	(414)	7,457	12,111

Net cash provided by financing activities	668,767	263,156	1,437,077

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	718,506	(32,212)	41,367
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	160,347	192,559	151,192

CASH AND CASH EQUIVALENTS, END OF YEAR	$878,853	$160,347	$192,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$301,744	$372,230	$285,211
Income tax payments, net of refunds	38,937	114,870	74,752
Noncash investing and financing activities:
Real estate acquired through foreclosure	83,672	1,500	2,884
Affordable housing investment financed through notes payable	11,000	12,600	11,000
Loans to facilitate sales of real estate owned	8,701	-	-
Purchase accounting adjustment in connection with acquisition	2,298	-	-
Accrued preferred stock dividends	1,125	-	-
Amortization of preferred stock discount	312
Issuance of common stock in lieu of Board of Director retainer fees	219	219	156
Guaranteed mortgage loan securitizations	-	1,180,160	788,036
Issuance of equity shares pursuant to acquisition	-	78,588	133,849
Equity interests in East West Capital Trusts	-	1,547	928

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

            East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company" or "we") is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries ("East West Bank" or the "Bank"). The Bank is the Company's principal asset. The Bank operates 69 banking locations throughout California, one branch in Houston, Texas, and one branch in Hong Kong, China. The Bank specializes in financing international trade and lending for commercial, construction, and residential real estate projects. Included in the Bank's 71 locations are ten in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

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

            Fair Value – The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, on January 1, 2008. This standard provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under SFAS No. 157. Fair value determination in accordance with SFAS No. 157 requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

            Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments.

            Securities Purchased Under Resale Agreements ("Resale Agreements") – The Company purchases securities under resale agreements with terms that range from one day to several years. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are overcollateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. Resale agreements which are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents. Resale agreements with terms greater than 90 days are separately categorized. The Company had no short-term resale agreements as of December 31, 2008 and 2007.

            Investment Securities – The Company classifies its investment securities according to their purpose and holding period. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at fair value. Realized and unrealized gains or losses on trading account securities are included in noninterest income. As of December 31, 2008 and 2007, there were no trading account securities in the investment portfolio. Held-to-maturity debt securities are recorded at amortized cost. The Company has the intent and ability to hold such securities to maturity. Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss, net of tax, in stockholders' equity.

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

            For current broker prices obtained on certain investment securities that the Company believes are based on forced liquidation or distressed sale values in very inactive markets, the Company has modified its approach in determining the fair values of these securities. The Company has determined that each of these securities will be individually examined for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates are taken into consideration in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market.

            Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

            The Company is obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment ("OTTI") in its portfolio of investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Company examines all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors that are examined to assess impairment include the nature of the investments, severity and duration of the loss, the probability that the Company will be unable to collect all amounts due, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, management reexamines the Company's financial resources as well as the Company's overall ability and intent to hold the securities until their fair values recover.

            As required under Emerging Issues Task Force ("EITF") 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitizes Financial Assets, and FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, the Company considers all available information relevant to the collectibility of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for its portfolio of residual securities and pooled trust preferred securities. The Company considers factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

            Derivative Financial Instruments – As part of its asset and liability management strategy, the Company may use derivative financial instruments to mitigate exposure to risk. Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the consolidated balance sheet at fair value. Depending on the nature of the derivative, the corresponding changes in fair value are either reported in current earnings or accumulated other comprehensive loss.

            Loans Receivable – Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current earnings. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower's ability to repay the loan.

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

            Investment in Federal Home Loan Bank of San Francisco Stock – As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income. In January 2009, the FHLB announced that it will suspend dividend payments for the fourth quarter of 2008 to preserve capital given the possibility of other-than-temporary charges on certain non-agency mortgage-backed securities in the future. Additionally, the FHLB announced that it will not repurchase excess capital stock on January 31, 2009, the next regularly scheduled repurchase date.

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

            Interest income on residual securities is recognized using a prospective interest method in accordance with EITF No. 99-20. The Company specifically applies such guidance to beneficial interests in securitized financial assets that (a) can contractually be prepaid or otherwise settled in such a way that the Company may not recover substantially all of its recorded investment (such as interest-only strips) or (b) are not of high credit quality at the acquisition date. EITF 99-20 requires that the Company recognize as interest income (throughout the life of the retained interests) the excess of all estimated cash flows attributable to these interests over its principal amount using the effective yield method. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The estimated cash flows change as management's assumptions for credit losses, borrower prepayments, and interest rates are updated.

            Other Real Estate Owned – Other real estate owned ("OREO") represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are also charged to noninterest expense. If the REO is sold shortly after it is received in a foreclosure (i.e., the holding period was deemed minimal), the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan losses, if deemed material. Otherwise, any declines in value after foreclosure are recorded as gains or losses from the sale or disposition of the real estate. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

            Investment in Affordable Housing Partnerships – The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence or has a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments are recorded using the cost method and are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's income tax returns.

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

            Goodwill and Other Intangible Assets – The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired, as a result of various past acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is reviewed for impairment on an annual basis on December 31, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and premiums on deposits is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

            Federal Funds Purchased – The Company utilizes federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowings and mature within one business day to six months from the transaction date.

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

            The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Pursuant to FIN 48, the Company examines its financial statements, its income tax provision, and its federal and state income tax returns and analyzes its tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties arising from income tax settlements as part of its provision for income taxes. Upon adoption of FIN 48 of January 1, 2007, the Company recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that the Company had taken with respect to the tax treatment of regulated investment companies (RICs). See Notes 19 to the consolidated financial statements.

            Stock-Based Compensation – The Company issues stock-based compensation to certain employees, officers, and directors. The Company adopted revised accounting standards for stock based compensation pursuant to SFAS No. 123(R), Share-Based Payment, on January 1, 2006. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in Accounting Principles Board ("APB") Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

            SFAS No. 123(R) allowed for two alternative transition methods. The Company elected to follow the modified prospective method, which requires application of the new standard to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are being recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Under the transition provisions of SFAS No. 123(R), the Company has reduced additional paid in capital by $8.2 million, which represented the remaining deferred compensation balance in the consolidated statement of changes in stockholders' equity as of January 1, 2006. This reclassification adjustment had no impact on total stockholders' equity.

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

            Earnings (Loss) Per Share ("EPS") – Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.

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

            Reclassifications – Certain items in the consolidated statements of operations for the years ended December 31, 2007 and 2006 were reclassified to conform to the 2008 presentation. These reclassifications did not affect previously reported net income. During 2008, the Company reclassified net gain on sale of OREO from the caption Noninterest Income to Noninterest Expense in order to present all OREO activity in a single line item. As a result, $1.3 million and $88 thousand for the years ended December 31, 2007 and 2006, respectively, that were previously included under the caption Noninterest Income were reclassified to OREO expense (income), which is a component of Noninterest Expense. Additionally, during 2008, the Company reclassified impairment writedowns on investment securities from the caption Noninterest Expense to Noninterest Income. As a result, $405 thousand in other-than-temporary impairment ("OTTI") charges recorded during the year ended December 31, 2007, was reclassified from the caption Noninterest Expense to Noninterest Income. There were no OTTI charges recorded during the year ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

            In September 2006, the Emerging Issues Task Force ("EITF") issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee's postretirement period. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 15, 2007. Upon adoption of EITF 06-4, the Company recorded a net decrease to retained earnings of $479 thousand, net of tax.

            In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. The Company adopted SFAS 157 on a prospective basis. The adoption of SFAS 157 on January 1, 2008 did not have any impact on the Company's financial condition, results of operations, or cash flows. The adoption of this standard resulted in additional disclosures which are presented in Note 3 of the Company's consolidated financial statements. In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008. This additional guidance is not expected to have a material impact on the Company's consolidated financial statements upon adoption.

            In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers' Accounting for Pensions; SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other accumulated comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year-end. The standard provides two transition alternatives for companies to make the measurement-date provisions. The Company adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on its consolidated financial position, results of operations, or cash flows. In addition, the Company also adopted the measurement elements of SFAS 158 for the year ended December 31, 2008. The adoption of the measurement elements did not have a material impact on the Company's consolidated financial condition, results of operations, or cash flows.

            In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS No. 159, but to continue recording its financial instruments in accordance with current practice.

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

            In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51". This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

            In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP No. 140-3"), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

            In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows of the Company. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

            In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). FSP No. FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

            In June 2008, the FASB issued FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-06-1 requires all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that this FSP will have on the Company's consolidated financial statements.

            In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS 157 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS 157-3 was effective upon issuance. The adoption of this guidance did not have a material effect on the Company's financial condition, results of operations, or cash flows.

            In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities". This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs). The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. This FSP shall be effective for the first reporting period ending after December 15, 2008, with earlier application encouraged, and shall be applied for each annual and interim reporting period thereafter. The adoption of this guidance did not have a material impact to the Company's consolidated financial statements.

            In January 2009, the FASB issued FSP EITF 99-20-1 ("EITF 99-20-1"), Amendments to the Impairment Guidance of EITF Issue No. 99-20, which revises the other-than-temporary-impairment ("OTTI") guidance on beneficial interests in securitized financial assets that are within the scope of EITF Issue 99-20. EITF 99-20-1 amends Issue 99-20 to more closely align its OTTI guidance with paragraph 16 of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, by (1) removing the notion of a "market participant" and (2) inserting a "probable" concept related to the estimation of a beneficial interest's cash flows. EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008. Retrospective application of this FSP is prohibited. The adoption of this guidance did not have a material effect on the Company's financial condition, results of operations, or cash flows.

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

            At the close of business on August 17, 2007, the Company completed the acquisition of Desert Community Bank ("DCB"). The purchase price was $145.0 million and was comprised of $64.1 million in cash and 2,032,816 shares of East West Bancorp, Inc. common stock. The Company recorded total goodwill of $94.0 million and core deposit premium of $14.9 million for this transaction.

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

            The following table provides detailed information on acquisitions during 2007 and 2006:

	Desert Community Bank	Standard Bank
	(In thousands)
Cash and cash equivalents	$65,256	$165,834
Loans receivable	406,062	487,110
Premises and equipment	21,148	3,211
Core deposit premium	14,922	8,648
Goodwill	94,033	100,889
Other assets	92,238	239,497

Total assets acquired	693,659	1,005,189

Deposits	506,742	728,994
Other liabilities	41,900	75,923

Total liabilities assumed	548,642	804,917

Net assets acquired (1)	$145,017	$200,272

Date of acquisition	August 17, 2007	March 17, 2006
Purchase price	$145,017	$200,272
Type of transaction	Stock and Cash	Stock and Cash

(1)
In accordance with SFAS No. 141, Business Combinations, net assets acquired in a business combination are recorded at their estimated fair values. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition.

            The pro forma combined amounts presented below give effect to the acquisition of Standard Bank as if this transaction had been completed as of the beginning of each year. The pro forma information is not necessarily indicative of the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable year presented, nor is it necessarily indicative of the results of operations in future periods. Due to the insignificant impact on the total assets and results of operations of the Company, the acquisition of DCB has not been included in the pro forma financial information below presented in accordance with SFAS No. 141:

Year Ended December 31, 2006 (1)
Net interest income	$371,586
Provision for loan losses	(7,366)
Noninterest income	24,150
Noninterest expense	(164,121)

Income before provision for income taxes	224,249
Provision for income taxes	(86,405)

Net income	$137,844

EARNINGS PER SHARE
BASIC	$2.28
DILUTED	$2.24
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	60,364
DILUTED	61,668

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

3.         FAIR VALUE

            The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 provides a framework for measuring fair value under GAAP. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. For the Company, this includes the investment securities available-for-sale ("AFS") portfolio, equity swap agreements, derivatives payable, mortgage servicing assets, and impaired loans.

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

  •
  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes mortgage servicing assets, impaired loans, private label mortgage-backed securities, retained residual securities in securitizations, pooled trust preferred securities, and derivatives payable.

            In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to SFAS 157. The following table presents financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2008
	Fair Value Measurements December 31, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)
Investment Securities AFS	$2,040,194	$5,093	$1,410,750	$624,351
Equity Swap Agreements	13,853	-	13,853	-
Derivatives Payable	(14,142)	-	-	(14,142)

	Assets Measured at Fair Value on a Non-Recurring Basis as of December 31, 2008
	Fair Value Measurements December 31, 2008	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)
Mortgage Servicing Assets	$16,492	$-	$-	$16,492
Impaired Loans	208,716	-	-	208,716

            At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following table provides a reconciliation of the beginning and ending balances for asset categories measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Investment Securities Available for Sale	Mortgage Servicing Assets	Impaired Loans	Derivatives Payable
	(In Thousands)
Beginning balance, January 1, 2008	$700,434	$21,558	$107,544	$-
Total gains or losses (1)
Included in earnings (realized)	(3,031)	(5,361)	(7,090)	951
Included in other comprehensive loss (unrealized) (2)	(40,779)	-	-	-
Purchases, issuances, sales, settlements (3)	(113,057)	295	-	-
Transfers in and/or out of Level 3 (4)	80,784	-	108,262	(15,093)

Ending balance December 31, 2008	$624,351	$16,492	$208,716	$(14,142)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2008	$(17,845)	$-	$-	$-

1)
Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the consolidated statements of operations.

2)
Unrealized gains or losses on investment securities are reported in accumulated other comprehensive loss, net of tax in the consolidated statements of changes in stockholders' equity.

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

            The Company's Level 3 available-for-sale securities include private label mortgage-backed securities, pooled trust preferred debt and equity securities, and residual securities that have been retained by the Company in connection with the private label loan securitization activities. The fair values of private label mortgage-backed securities and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157. However, as a result of the global financial crisis and illiquidity in the U.S. markets, it is the Company's view that current broker prices on private label mortgage-backed securities and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities. In light of these circumstances, the Company has amended its approach to obtaining the current values of these securities. The Company examines the facts and circumstances of each security to determine appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach. In order to determine the appropriate discount rate for the calculation of the fair value derived from the income approach, we have made assumptions related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value on each private label mortgage-backed and pooled trust preferred security.

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

            Equity Swap Agreements – The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years or 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index ("HSCEI"). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company's consideration of its counterparty's credit risk resulted in a $561 thousand adjustment to the valuation of the equity swap agreements for the year ended December 31, 2008. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

            Derivatives Payable – The Company's derivatives payable are recorded in conjunction with the certificate of deposits ("host instrument") that pays interest based on changes in the HSCEI and are included in interest-bearing deposits on the consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company's consideration of its own credit risk resulted in a $271 thousand adjustment to the valuation of the derivative liabilities, and a net loss of $290 thousand was recognized in noninterest expense as the net difference between the valuation of the equity swap agreements and derivatives payable for the year ended December 31, 2008. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

            Mortgage Servicing Assets ("MSAs") – The Company records MSAs in conjunction with its loan sale and securitization activities since the servicing of the underlying loans is retained by the Bank. MSAs are initially measured at fair value using an income approach. The initial fair value of MSAs is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The valuation for MSAs falls within Level 3 of the fair value hierarchy since there are no quoted prices for MSAs and the significant inputs used to determine fair value are not directly observable. The valuation of MSAs is determined using a discounted cash flow approach utilizing the appropriate yield curve and several market-derived assumptions including prepayment speeds, servicing cost, delinquency and foreclosure costs and behavior, and float earnings rate. Net cash flows are present valued using a market-derived discount rate. The resulting fair value is then compared to recently observed bulk market transactions with similar characteristics. The fair value is adjusted accordingly to be better aligned with current observed market trends and activity.

            Impaired Loans – In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company's impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as the Company's historical knowledge and changes in market conditions from the time of valuation. As of December 31, 2008, the impaired loan balance, net of the specific reserve, was $208.7 million. Impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

Fair Value of Financial Instruments

            The carrying amounts and fair values of the Company's financial instruments at December 31 were as follows:

	December 31,
	2008		2007
	Carrying Notional or Contract Amount	Estimated Fair Value	Carrying Notional or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$878,853	$878,853	$160,347	$160,347
Short-term investments	228,441	228,353	-	-
Securities purchased under resale agreements	50,000	51,581	150,000	154,977
Investment securities held-to-maturity	122,317	123,105	-	-
Investment securities available-for-sale	2,040,194	2,040,194	1,887,136	1,887,136
Loans receivable, net	8,069,377	8,036,406	8,750,921	9,020,362
Investment in Federal Home Loan Bank stock	86,729	86,729	84,976	84,976
Investment in Federal Reserve Bank stock	27,589	27,589	21,685	21,685
Accrued interest receivable	46,230	46,230	52,312	52,312
Equity swap agreements	43,453	13,853	46,542	28,312
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	3,399,817	3,141,126	3,473,401	3,473,401
Time deposits	4,742,142	4,750,957	3,805,513	3,802,154
Federal funds purchased	28,022	28,022	222,275	222,275
Federal Home Loan Bank advances	1,353,307	1,397,081	1,808,419	1,825,649
Securities sold under repurchase agreements	998,430	1,204,329	1,001,955	1,021,739
Notes payable	16,506	16,506	16,242	16,242
Accrued interest payable	18,977	18,977	10,463	10,463
Long-term debt	235,570	120,325	235,570	251,011
Derivatives payable	43,453	14,142	46,542	28,312
Off-balance sheet financial instruments:
Commitments to extend credit	1,469,513	16,001	2,723,859	13,412
Standby letters of credit	656,979	3,614	569,973	4,953
Commercial letters of credit	39,426	(204)	49,939	(243)

            The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

            Cash and Cash Equivalents – The carrying amounts approximate fair values due to the short-term nature of these instruments.

            Short-Term Investments – The fair values of short-term investments generally approximate their book values due to their short maturities.

            Securities Purchased Under Resale Agreements – For securities purchased under resale agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2008 and 2007, the securities purchased under resale agreements are long-term in nature and the fair value is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.

            Investment Securities Held-To-Maturity – The fair values of the investment securities held-to-maturity are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

            Investment Securities Available-For-Sale – The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For private label mortgage-backed securities and pooled trust preferred securities, fair values are derived based on a combination of broker prices and discounted cash flow analyses that are weighted as deemed appropriate for each security.

            Loans Receivable, net – The fair value of loans is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans.

            Federal Home Loan Bank and Federal Reserve Bank Stock – The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

            Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

            Equity Swap Agreements – The fair value of the derivative contracts is provided by an independent third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. The Company has also considered the counterparty's credit risk in determining the valuation.

            Deposits – The fair value of deposits is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve, plus spread, if any. For core deposits, the cash outflows are projected by the decay rate based on the Bank's core deposit premium study. Cash flows for all non-time deposits are discounted using the LIBOR yield curve. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank's current offering rates, plus spread.

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

            Securities Sold Under Repurchase Agreements – For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2008 and 2007, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

            Notes Payable – The carrying amount of notes payable approximates fair value as these notes are payable on demand.

            Accrued Interest Payable – The carrying amount of accrued interest payable approximates fair value due to its short-term nature.

            Long-Term Debt – The fair values of long-term debt are estimated by discounting the cash flows through maturity based on current market rates the Bank would pay for new issuances.

            Derivatives Payable – The Company's derivatives payable are recorded in conjunction with the certificate of deposits ("host instrument") that pays interest based on changes in the HSCEI. The Company's derivatives payable are estimated using the income approach. The Company has also considered its own credit risk in determining the valuation.

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

4.         CASH AND CASH EQUIVALENTS

            Cash and cash equivalents include cash, amounts due from banks, money-market funds, and other short-term investments with original maturities of less than 90 days. Short-term investments, which include federal funds sold, are recorded at cost, which approximates market. The Company had no outstanding federal funds sold at December 31, 2008 and 2007.

            The composition of cash and cash equivalents at December 31, 2008 and 2007 is presented as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Cash and amounts due from banks	$144,486	$158,755
Cash equivalents:
Money-market funds	724,156	-
Other short-term investments	10,211	1,592

Total cash and cash equivalents	$878,853	$160,347

5.         SHORT-TERM INVESTMENTS

            Short-term investments include interest-bearing deposits in other banks and other short-term investments with original maturities of greater than 90 days and less than one year.

            The following table provides information on short-term investments as of and for the period ended December 31, 2008. There were no short-term investments as of and for the year ended December 31, 2007.

(Dollars in thousands)
Balance at end of year	$228,441
Average balance outstanding during the year	25,230
Maximum balance outstanding at any month-end	228,441
Weighted average interest rate at end of year	2.02%

6.         SECURITIES PURCHASED UNDER RESALE AGREEMENTS

            Securities purchased under resale agreements ("resale agreements") decreased to $50.0 million as of December 31, 2008, compared with $150.0 million at December 31, 2007. The decrease as of December 31, 2008 reflects the early termination of a $100.0 million resale agreement in January 2008 which had a stated maturity date of January 2017. In conjunction with the early termination of this agreement, the Company received $1.0 million from the counterparty, which was recorded as a yield adjustment included in interest income during the first quarter of 2008.

            The $50.0 million balance of resale agreements at December 31, 2008 is comprised of one resale agreement with a term of ten years. The interest rate is initially fixed for the first two years and thereafter becomes floating. There is no interest payment on this agreement if certain swap yield curves are inverted. The collateral for this resale agreement consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and mortgage-backed securities held in safekeeping by a third party custodian.

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

            Total interest income on resale agreements amounted to $6.4 million, $15.1 million, and $7.1 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

7.         INVESTMENT SECURITIES

            An analysis of the held-to-maturity and available-for-sale investment securities portfolio is presented as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2008
Held-to-maturity
Municipal securities	$5,772	$118	$-	$5,890
Corporate debt securities	116,545	904	(234)	117,215

Total investment securities held-to-maturity	$122,317	$1,022	$(234)	$123,105

Available-for-sale
U.S. Treasury securities	$2,505	$8	$-	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,020,355	4,762	(1,183)	1,023,934
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	373,690	6,758	(397)	380,051
Other mortgage-backed securities	645,940	-	(108,614)	537,326
Corporate debt securities (1)	116,127	266	(73,849)	42,544
U.S. Government sponsored enterprise equity securities (2)	3,340	-	(2,156)	1,184
Residual securities	25,043	25,019	-	50,062
Other securities (3)	2,570	10	-	2,580

Total investment securities available-for-sale	$2,189,570	$36,823	$(186,199)	$2,040,194

Total investment securities	$2,311,887	$37,845	$(186,433)	$2,163,299

As of December 31, 2007:
Available-for-sale
U.S. Treasury securities	$2,487	$5	$-	$2,492
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	427,004	576	(1,090)	426,490
U.S. Government sponsored enterprise mortgage-backed securities	527,373	8,257	(354)	535,276
Other mortgage-backed securities	750,864	455	(70,721)	680,598
Corporate debt securities (1)	127,420	1,708	(9,501)	119,627
U.S. Government sponsored enterprise equity securities	83,744	500	(9,189)	75,055
Residual securities	28,332	12,384	-	40,716
Other securities	6,916	253	(287)	6,882

Total investment securities	$1,954,140	$24,138	$(91,142)	$1,887,136

(1)
Balances presented net of OTTI charge of $13.6 million and $405 thousand as of December 31, 2008 and December 31, 2007, respectively.
(2)
Balances presented net of OTTI charge of $55.3 million as of December 31, 2008.
(3)
Balances presented net of OTTI charge of $4.3 million as of December 31, 2008.

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

            The following table shows the Company's investment portfolio's gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2008 and 2007:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2008
Held-to-maturity
Municipal securities	$-	$-	$-	$-	$-	$-
Corporate debt securities	40,057	(234)	-	-	40,057	(234)

Total temporarily impaired securities held-to-maturity	$40,057	$(234)	$-	$-	$40,057	$(234)

Available-for-sale
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	143,727	(1,183)	-	-	143,727	(1,183)
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	72,245	(397)	-	-	72,245	(397)
Other mortgage-backed securities	17,984	(3,339)	519,090	(105,275)	537,074	(108,614)
Corporate debt securities	4,016	(2,946)	34,611	(70,903)	38,627	(73,849)
U.S. Government sponsored enterprise equity securities	1,184	(2,156)	-	-	1,184	(2,156)
Residual securities	-	-	-	-	-	-
Other securities	-	-	-	-	-	-

Total temporarily impaired securities available-for-sale	$239,156	$(10,021)	$553,701	$(176,178)	$792,857	$(186,199)

Total temporarily impaired securities	$279,213	$(10,255)	$553,701	$(176,178)	$832,914	$(186,433)

As of December 31, 2007
Available-for-sale
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$49,938	$(63)	$169,124	$(1,027)	$219,062	$(1,090)
U.S. Government sponsored enterprise mortgage-backed securities	35,100	(269)	16,348	(85)	51,448	(354)
Other mortgage-backed securities	520,535	(54,079)	134,785	(16,642)	655,320	(70,721)
Corporate debt securities	97,040	(8,261)	8,951	(1,240)	105,991	(9,501)
U.S. Government sponsored enterprise equity securities	49,555	(9,189)	-	-	49,555	(9,189)
Residual securities	-	-	-	-	-	-
Other securities	3,350	(287)	-	-	3,350	(287)

Total temporarily impaired securities	$755,518	$(72,148)	$329,208	$(18,994)	$1,084,726	$(91,142)

            The majority of unrealized losses in the available-for-sale portfolio at December 31, 2008 are related to AA and AAA-rated private label mortgage-backed securities that the Company has retained in connection with our loan securitization activities. As of December 31, 2008, the fair value of these securities totaled $508.9 million, representing 25% of the total investment securities available-for-sale portfolio. Gross unrealized losses related to these securities amounted to $101.8 million, or 17% of the aggregate amortized cost basis of these securities as of December 31, 2008. These unrealized losses are caused by lack of liquidity and market spreads resulting from instability in the residential real estate and credit markets. The underlying loans are not subprime in nature and were originated by the Bank in accordance with our customary underwriting standards. The securities are supported by overcollateralization as of December 31, 2008. Additionally, these securities are insured by a monoline insurance provider who was recently rated as Aa2 and AAA by two major rating agencies.

            As of December 31, 2008, the Company had $42.5 million in pooled trust preferred debt securities available-for-sale, representing 2% of our total investment securities available-for-sale portfolio. These debt instruments had gross unrealized losses amounting to $73.8 million, or 64% of the total amortized cost basis of these securities as of December 31, 2008. Almost all of the pooled trust preferred securities held by the Company have underlying collateral issued by banks and insurance companies. Of the 15 different pooled trust preferred securities that the Company has purchased, four securities have underlying collateral issued by a combination of bank, insurance, real estate investment trusts or homebuilder companies. Furthermore, most of the pooled trust preferred securities are overcollateralized and have subordination structures that management believes will afford sufficient principal and interest protection. While one pooled trust preferred security was downgraded from an A rating to B- during the fourth quarter of 2008, based on the cash flow and default stress testing analysis, the Company believes it will be able to collect all amounts due and that this security is not deemed to be other-than-temporarily impaired as of December 31, 2008. During 2007, one pooled trust preferred security was downgraded to a B+ rating, from a BBB rating by one rating agency. During 2008, the Company recorded a combined $13.6 million in impairment writedowns on this downgraded security and two other trust preferred securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, and FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The Company believes that the recent bailout program passed by the U.S. government to provide for an injection of capital reduces the risk of default by bank issuers and increases the probability that the liquidity in this market and the prices of our securities will improve in the future. The Company will continue to review such factors, including but not limited to, the estimated cash flows, liquidity and credit risk, for these securities on a quarterly basis. The Company believes the cash flows are not at risk and has the ability and the intention to hold these securities until their fair values recover to cost. As such, the Company does not deem these securities to be other-than-temporarily impaired.

            In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac. The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded from BBB- to C reflecting the cessation of dividend payments on these securities. These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate. The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock. As the assessment on the status of any resumption in dividend payments on these securities was uncertain, the Company recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008. As of December 31, 2008, the fair value of these preferred stock securities was $1.2 million. Gross unrealized losses on these securities amounted to $2.2 million as of December 31, 2008, all of which is unrealized loss under twelve months, or 65% of the aggregate amortized cost basis of these securities. The value of these preferred securities have been very volatile and in the month preceding and subsequent to year-end, these securities have traded above their carrying values. The Company has the ability and the intention to hold these securities until their fair values recover to cost. As such, the Company does not deem these securities to be other-than-temporarily impaired.

            In accordance with SFAS 115, FSP FAS 115-1 and FAS 124-1, EITF 99-20, and FSP EITF 99-20-1, the Company recorded $4.3 million in impairment charges in 2008 related to our pooled trust preferred equity securities, which also represents the remaining balance for these securities. The impairment charges were due to the adverse changes in expected cash flows and the high uncertainty surrounding the collectibility of these securities.

            The Company has fifteen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2008. These securities are comprised of eleven pooled trust preferred securities with a total fair value of $34.6 million and four mortgage-backed securities with a total fair value of $519.1 million. As of December 31, 2008, there were also 52 securities that have been in a continuous unrealized loss position for less than twelve months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, the Company does not deem these securities to be other-than-temporarily impaired.

            As of December 31, 2007, there were eight individual securities that have been in a continuous unrealized loss position for twelve months or more. These unrealized losses are primarily attributable to changes in interest rates. As of December 31, 2007, there were also 24 securities that have been in a continuous unrealized loss position for less than twelve months.

            The scheduled maturities of investment securities at December 31, 2008 are presented as follows:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$45,463	$45,619	$468,001	$469,107
Due after one year through five years	71,082	71,596	288,362	290,273
Due after five years through ten years	4,007	4,099	136,165	137,125
Due after ten years	1,765	1,791	1,293,702	1,142,505
Indeterminate maturity	-	-	3,340	1,184

Total	$122,317	$123,105	$2,189,570	$2,040,194

            Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

            Proceeds from sales of available-for-sale securities during 2008, 2007 and 2006 were $699.4 million, $541.1 million and $232.4 million, respectively. Gross realized gains were $9.0 million, $8.3 million and $2.7 million during 2008, 2007 and 2006, respectively. The Company recorded no gross realized losses, $472 thousand and $188 thousand in 2008, 2007 and 2006, respectively. The realized losses recognized in 2007 and 2006 primarily relate to the sale of U.S. Government sponsored enterprise mortgage-backed securities. The tax expense on the sale of investment securities available-for-sale amounted to $3.8 million, $3.3 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

            At December 31, 2008 and 2007, investment securities available-for-sale with a par value of $1.83 billion and $1.75 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, Federal Reserve Bank's discount window, or for other purposes required or permitted by law. None of the investment securities held-to-maturity were pledged as of December 31, 2008.

            During the years ended December 31, 2007 and 2006, the Company securitized $1.18 billion and $788.0 million, respectively, in residential and multifamily mortgage loans through FNMA and through private label securitization. These transactions were treated as guaranteed mortgage securitizations, and in accordance with the provisions of SFAS No. 140, they were accounted for as neither sales nor financings which had no impact on the Company's results of operations. All of the resulting securities were retained in the Company's available-for-sale securities portfolio. The Company recorded $13.8 million and $8.1 million in mortgage servicing assets as a result of the 2007 and 2006 securitizations, respectively, as the Bank continues to service the underlying loans. There were no securitization activities recorded in 2008.

            The Company retains residual securities in securitized mortgage loans in connection with certain of its securitization activities. The fair value of residual securities is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities. At December 31, 2008, the fair values of the residual securities totaled $50.1 million. The fair value of the residual securities at December 31, 2008 is estimated based on a weighted average remaining life of 6.64 years, a weighted average projected prepayment rate of 21%, a weighted average expected credit loss rate of 0.07% and a weighted average discount rate of 15%. As of December 31, 2007, the fair value of the residual securities totaling $40.7 million is based on a weighted average remaining life of 8.9 years, a weighted average projected prepayment rate of 15%, a weighted average expected credit loss rate of 0.05% and a weighted average discount rate of 11%.

8.         DERIVATIVE FINANCIAL INSTRUMENTS

            Warrants – At December 31, 2008 and 2007, the Company had outstanding warrants to purchase the common stock of various companies. The Company received these warrants in connection with certain lending relationships, primarily with small, privately-held companies. The fair value of these warrants is approximately $549 thousand and $114 thousand at December 31, 2008 and 2007.

            Equity Linked Certificate of Deposits – During 2004, the Company entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that was offered to customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the "HSCEI"). As of December 31, 2008, the combined notional amounts of the equity swap agreements totaled $19.3 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts. For the equity swap agreements, the Company agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of operations.

            In December 2007, the Company entered into two new equity swap agreements in a promotional deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. As of December 31, 2008, the combined notional amounts of the equity swap agreements totaled $24.1 million.

            The fair values of the equity swap agreements and embedded derivative liability for these six derivative contracts amounted to $13.9 million and $14.1 million, respectively, as of December 31, 2008, compared to $28.3 million and $28.3 million, respectively, as of December 31, 2007. The embedded derivative liability is included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and time remaining to the maturity of the call option. The Company has also considered the counterparty's as well as its own credit risk in determining the valuation of both the equity swap agreements and embedded derivative liability.

9.         LOANS AND ALLOWANCE FOR LOAN LOSSES

            The following is a summary of loans receivable:

	December 31,
	2008	2007
	(In thousands)
Real estate loans:
Residential single family	$491,315	$433,337
Residential multifamily	677,989	690,941
Commercial and industrial real estate	4,048,564	4,183,473
Construction	1,260,724	1,547,082

Total real estate loans	6,478,592	6,854,833

Other loans:
Commercial business	1,210,260	1,314,068
Trade finance	343,959	491,690
Automobile	9,870	23,946
Other consumer	206,772	160,572

Total other loans	1,770,861	1,990,276

Total gross loans	8,249,453	8,845,109
Unearned fees, premiums and discounts, net	(2,049)	(5,781)
Allowance for loan losses	(178,027)	(88,407)

Loans receivable, net	$8,069,377	$8,750,921

            Included in residential single family loans are loans held for sale totaling $349 thousand and $1.2 million at December 31, 2008 and 2007, respectively. Accrued interest on loans receivable amounted to $32.5 million and $41.8 million at December 31, 2008 and 2007, respectively.

            Loans serviced for others amounted to $2.31 billion and $2.47 billion at December 31, 2008 and 2007, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance.

            At December 31, 2008 and 2007, loans receivable totaling $4.03 billion and $4.01 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

            The Bank offers both fixed and adjustable rate ("ARM") first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $131.3 million and $282.1 million in new residential single family loans during 2008 and 2007, respectively. The Bank primarily offers ARM loan programs that have six-month, three-year, five-year, or seven-year initial fixed periods. Residential single family mortgage loans are originated under three different types of programs: full/alternative documentation, reduced documentation and no documentation. The underwriting criteria for these loan programs vary in income and asset documentation levels. The Bank's underwriting criteria for all the loans in its residential single family mortgage loan programs include minimum FICO scores and maximum loan-to-value ratios. Additionally, the full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, the Bank requires reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, the no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. Of the $131.3 million in residential single family mortgage loans originated during 2008, 7% or $8.8 million were full/alternative documentation loans, 35% or $46.0 million were reduced documentation loans and 58% or $76.6 million were no documentation loans. In comparison, of the $282.1 million in residential single family mortgage loans originated during 2007, 2% or $6.8 million were full/alternative documentation loans, 33% or $93.8 million were reduced documentation loans and 64% or $181.5 million were no documentation loans.

            The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2008 and 2007, the Bank originated $27.8 million and $287.2 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. Prior to the latter half of 2007, the Bank originated multifamily mortgage loans under two different types of programs: full documentation and reduced documentation. During 2008, all of the $27.8 million in multifamily loans originated were reduced documentation loans. In comparison, of the $287.2 million in multifamily loans originated during 2007, 8% or $23.4 million were full/alternative documentation and 92% or $263.9 million were reduced documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to the programs mentioned in the residential single family loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

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

            The Bank has purchased adjustable rate mortgage loans which permit different repayment options. The monthly payment is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans' principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. None of the adjustable rate mortgages held in the Bank's loan portfolio that have the potential to negatively amortize were negatively amortizing as of December 31, 2008 and 2007.

            The Bank's total exposure related to these products included in loans receivable for the years ended December 31, 2008 and 2007 is summarized as follows:

	Unpaid Principal Balance as of December 31,
	2008	2007
	(In thousands)
Interest only mortgage loans	$40,399	$32,571
Adjustable rate mortgages with negative amortization features:
Residential single family loans	1,181	1,157
Residential multifamily loans	9,399	12,565

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

Allowance for Loan Losses

            An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance, beginning of year	$88,407	$78,201	$68,635
Allowance from acquisitions	-	4,125	4,084
Allowance for unfunded loan commitments, letters of credit and other recourse provision	5,044	841	(1,168)
Provision for loan losses	226,000	12,000	6,166
Gross chargeoffs	(147,451)	(7,206)	(515)
Gross recoveries	6,027	446	999

Balance, end of year	$178,027	$88,407	$78,201

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

            There were no commitments to lend additional funds to borrowers whose loans are impaired. The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Recorded investment with related allowance	$69,165	$67,105	$-
Recorded investment with no related allowance	162,913	56,711	17,101
Allowance on impaired loans	(23,362)	(16,272)	-

Net recorded investment in impaired loans	$208,716	$107,544	$17,101

Average total recorded investment in impaired loans	$266,456	$120,972	$16,735

            The following is a summary of interest foregone on impaired loans for the years ended December 31:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest income that would have been recognized had impaired
loans performed in accordance with their original terms	$18,986	$9,680	$1,414
Less: Interest income recognized on impaired loans on a cash basis	(11,647)	(6,801)	(717)

Interest foregone on impaired loans	$7,339	$2,879	$697

            The Company recorded $226.0 million in loan loss provisions during 2008, as compared to $12.0 million in loss provisions recorded during 2007. The increase in loss provisions recorded during 2008, compared to 2007, was brought on by the sustained downturn in the real estate market and continued instability in the overall economy. In response to the unprecedented downturn in the real estate and housing markets, the Company performed an extensive evaluation of certain sectors of its loan portfolio during the second and third quarters of 2008 to identify and mitigate potential losses in loan categories that were especially hard hit by current market conditions. As part of this evaluation process, the Company ordered new appraisals for land, residential construction, and commercial construction loans and also engaged the services of an independent third party to make a current assessment as to the financial strength of the borrowers. The Company performed a similar evaluation of its commercial business and trade finance loan portfolios during 2008. The significant increase in loan loss provisions recorded during 2008, relative to the same period in 2007, reflects the findings and results from the Company's comprehensive loan review efforts.

            During 2008, the Company recorded $141.4 million in net chargeoffs representing 1.64% of average loans outstanding during the year. In comparison, the Company recorded net chargeoffs totaling $6.8 million, or less than 0.08% of average loans outstanding, during 2007. Moreover, the volume of delinquent and nonperforming loans also increased significantly in 2008 relative to 2007 as a result of the deterioration in the real estate and housing markets.

            Nonaccrual Loans – Nonaccrual loans totaled $214.6 million and $63.9 million at December 31, 2008 and 2007, respectively. The increase in nonaccrual loans as of December 31, 2008 is due primarily to an increase in nonperforming land and residential construction loans resulting from the downturn in the housing market. Loans totaling $32.5 million which were not 90 days past due as of December 31, 2008 were included in nonaccrual loans as of December 31, 2008.

            In light of the credit and mortgage crisis affecting the entire financial industry and its impact on our borrowers, the Company has taken a more proactive approach to assess potential loan impairment in our overall portfolio. The Company has expanded its scope to perform focused reviews of certain sectors of our loan portfolio to identify and mitigate potential losses. As a result of the rapid deterioration in the market, the Company has recently noted that while its borrowers may continue to pay as agreed in accordance with their contractual terms and/or even though loans may not have reached a significant stage of delinquency, the existence of certain warning signs indicating possible collectibility issues warranted a more careful scrutiny of these loans for potential impairment. Specifically, the Company reviewed loans that exhibited the following characteristics:

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

            Although certain loans are not 90 days or more delinquent and therefore still accruing interest, the Company has classified them as impaired as of December 31, 2008 because they exhibit one or more of the characteristics described above.

            Loans Past Due 90 Days or More but not on Nonaccrual – At December 31, 2008 and 2007, there were no loans past due 90 days or more but not on nonaccrual status.

            Restructured Loans – The Company had $11.0 million and $2.1 million in restructured loans as of December 31, 2008 and 2007.

            Other Real Estate Owned – As of December 31, 2008, the Company had 41 OREO properties with a combined carrying value of $38.3 million. Approximately 66% of OREO properties as of December 31, 2008 were located in the Greater Los Angeles area and Inland Empire region of Southern California. During 2008, the Company foreclosed on 70 properties with an aggregate carrying value of $83.6 million as of the foreclosure date. During this period, the Company also sold 29 OREO properties with a carrying value of $44.5 million resulting in a total net loss on sale of $852 thousand. During the year ended December 31, 2007, the Company sold one OREO property with a carrying value of $2.8 million for a net gain of $1.3 million. For the year ended December 31, 2006, the Company sold two OREO properties with a combined carrying value of $396 thousand for a net gain of $88 thousand.

            Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures, and Recourse Provisions – The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2008 and 2007, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $6.3 million and $11.4 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

            Credit Risk and Concentrations – There has been a significant slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of the Company's loan customers are based. As of December 31, 2008, the Company had $5.31 billion in commercial real estate and construction loans. Substantially all of the Company's real estate loans are secured by real properties located in California. Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on the Company's financial condition, net income and capital. In addition, although most of the Company's trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Export-Import financing to various domestic and foreign exporters. These loans are guaranteed by the Export-Import Bank of the United States.

10.       INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

            The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership in each limited partnership varies from 1% to 16%. Seven of the investments, with a net carrying value of $18.0 million at December 31, 2008, are accounted for using the equity method of accounting, as the Company has significant influence or has a limited partnership interest that exceeds 5%. The remaining investments owned as of December 31, 2008, with a net carrying value of $30.1 million, are accounted for using the cost method and are being amortized using a level-yield method over the lives of the related tax credits. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

            The remaining federal tax credits to be utilized over a maximum of 10 years are $47.9 million as of December 31, 2008. The Company's usage of federal tax credits approximated $5.7 million, $5.2 million and $4.5 million during 2008, 2007 and 2006, respectively. Investment amortization amounted to $7.1 million, $5.0 million and $5.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

            The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse notes which are collateralized by the Company's partnership interests in the real estate investment tax credits. The notes are payable upon demand and, if defaulted, interest will be imposed at an annual rate ranging from 10% to 18% or the maximum rate permitted by applicable law. No interest is due if the notes are paid on demand. At December 31, 2008, outstanding notes payable related to the purchase of real estate tax credits amounted to $16.5 million, compared with $16.2 million at December 31, 2007. The Company has no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

11.       PREMISES AND EQUIPMENT

            Premises and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)
Land	$13,285	$13,285
Office buildings	25,068	25,068
Leasehold improvements	23,648	21,980
Furniture, fixtures and equipment	37,917	36,649

Total cost	99,918	96,982
Accumulated depreciation and amortization	(39,734)	(32,039)

Net book value	$60,184	$64,943

            Depreciation expense on premises and equipment was $8.3 million, $7.6 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12.       GOODWILL AND OTHER INTANGIBLE ASSETS

            The carrying amount of goodwill amounted to $337.4 million and $335.4 million at December 31, 2008 and 2007, respectively. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment writedowns as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

            During the fourth quarter of 2008, both the U.S. and global financial markets continued to experience volatility and the effect of such volatility continued to unfavorably impact the market prices of banking stocks, including the Company's. As of December 31, 2008, the Company's market capitalization based on total outstanding common and preferred shares was $1.45 billion and its total stockholders' equity was $1.55 billion. The Company performed its annual impairment test as of December 31, 2008 to determine whether and to what extent, if any, recorded goodwill was impaired. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified five business divisions that meet the criteria of an operating segment, comprised of Retail Banking, Commercial Lending, Treasury, Residential Lending and Other. For certain reporting segments, there are identifiable reporting units one level below the operating segment. In accordance with SFAS No. 142, the Company has determined that there are ten components that meet the definition of a reporting unit.

            The valuation analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed. In order to determine the fair value of the reporting units, a combined income approach and market approach was used. Under the income approach, the Company provided a net income projection for the next 5 years plus a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value. As a result of this analysis, the Company determined there was no goodwill impairment at December 31, 2008 as the fair values of all reporting units exceed the current carrying amounts of the goodwill.

            During the second and third quarters of 2008, the Company recorded goodwill impairment of $858 thousand as a charge to earnings related to the Company's insurance agency reporting unit, East West Insurance Services, Inc. This amount represents the entire goodwill balance for this reporting unit. These impairment charges had no effect on the Company's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's well capitalized regulatory ratios are not affected by this non-cash expense. Subsequent to December 31, 2008, the Company's market capitalization continued to decrease. If the Company's market capitalization continues to remain below book value, the Company will update its valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down further in future periods. The Company did not record any goodwill impairment writedowns during 2007.

            The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are summarized in the following table:

	As of December 31,
	2008	2007
Balance, beginning of year	$335,366	$244,259
Additions to goodwill	-	96,135
Impairment write-down	(858)	-
Purchase accounting adjustments	2,930	(5,028)

Balance, end of year	$337,438	$335,366

            The change in carrying value of goodwill during the year ended December 31, 2007 primarily represents goodwill of $91.1 million arising from the acquisition of DCB.

            The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The gross carrying amount of deposit premiums totaled $43.0 million and $46.9 million, respectively, and the related accumulated amortization totaled $21.0 million and $18.5 million, respectively, at December 31, 2008 and 2007. During 2008, the Company recorded an $855 thousand impairment writedown on deposit premiums initially recorded for the DCB acquisition due to higher than anticipated runoffs in certain deposit categories. The Company did not record any impairment writedowns on deposit premiums during 2007. The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. The weighted amortization periods for premiums on acquired deposits for DCB and Standard Bank is 5.3 years and 4.3 years, respectively. Total amortization expense on deposit premiums was $7.3 million, $6.8 million and $7.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.

            The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2009	$4,344
2010	3,858
2011	3,378
2012	2,602
2013	1707

13.       MORTGAGE SERVICING ASSETS

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

            Income from servicing loans is reported as ancillary loan fee income, a component of noninterest income in the Company's consolidated statements of operations, and the amortization of mortgage servicing assets is reported as a reduction to ancillary loan fee income. Late fees and charges collected on delinquent loans are recorded as a component of loans receivable interest income in the consolidated statements of operations.

            Information regarding the Company's mortgage servicing assets ("MSAs") for the years ended December 31, 2008 and 2007 is as follows:

	Single Family		Multifamily
	Year ended December 31,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
MSAs balance, beginning of year	$6,302	$6,215	$16,495	$5,596
Additions	238	1,714	57	12,500
Amortization	(1,335)	(1,627)	(1,639)	(1,601)

MSAs before valuation allowance, end of year	5,205	6,302	14,913	16,495
Valuation allowance	(652)	(569)	(2,974)	(670)

MSAs, end of year	$4,553	$5,733	$11,939	$15,825

Fair value, beginning of year	$7,546	$6,847	$15,532	$5,167
Fair value, end of year	$4,976	$7,546	$15,198	$15,532
Valuation allowance, beginning of year	$(569)	$(302)	$(670)	$(357)
Impairment provision	(83)	(267)	(2,304)	(313)

Valuation allowance, end of year	$(652)	$(569)	$(2,974)	$(670)

Key Assumptions:
Weighted average discount	13.19%	12.27%	12.00%	12.00%
Weighted average prepayment speed assumption	24.97%	19.60%	3.43%	8.42%

            Estimated future amortization of mortgage servicing assets for the succeeding five years and thereafter is as follows:

	Single Family	Multifamily
	(In thousands)
Estimate for the year ending December 31,
2009	$876	$707
2010	648	523
2011	480	387
2012	355	286
2013	263	212
Thereafter	1,931	9,824

Total	$4,553	$11,939

            The following table shows the hypothetical effect on the fair value of our mortgage servicing assets using various unfavorable variations of the expected levels of certain key assumptions used in the valuations as of December 31, 2008 and 2007. These sensitivities are hypothetical and are presented for illustration purposes only. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the interest that continues to be held by the transferor is calculated without changing any of the other assumptions. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

	Single Family		Mutifamily
	2008	2007	2008	2007
	(In thousands)
Balance sheet net carrying value	$4,553	$5,733	$11,939	$15,825
CPR assumption	24.97%	19.60%	3.43%	8.42%
Impact on fair value of 10% adverse change of prepayment speed	$(326)	$(331)	$(247)	$(511)
Impact on fair value of 20% adverse change of prepayment speed	$(622)	$(630)	$(489)	$(993)
Discount rate assumption	13.19%	12.27%	12.00%	12.00%
Impact on fair value of 10% adverse change of discount rate	$(142)	$(232)	$(807)	$(706)
Impact on fair value of 20% adverse change of discount rate	$(277)	$(450)	$(1,538)	$(1,354)

14.       CUSTOMER DEPOSIT ACCOUNTS

            Customer deposit account balances are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Noninterest-bearing demand	$1,292,997	$1,431,730
Interest-bearing checking	363,285	472,943
Money market accounts	1,323,402	1,090,949
Savings deposits	420,133	477,779

Total core deposits	3,399,817	3,473,401

Time deposits:
Less than $100,000	1,521,988	926,459
$100,000 or greater	3,220,154	2,879,054

Total time deposits	4,742,142	3,805,513

Total deposits	$8,141,959	$7,278,914

            At December 31, 2008, the scheduled maturities of time deposits are as follows:

	$100,000 or Greater	Less Than $100,000	Total
	(In thousands)
2009	$3,140,838	$1,435,269	$4,576,107
2010	61,378	63,412	124,790
2011	8,131	7,178	15,309
2012	9,307	15,682	24,989
2013	500	395	895
Thereafter	-	52	52

Total	$3,220,154	$1,521,988	$4,742,142

            Accrued interest payable totaled $10.2 million and $3.2 million at December 31, 2008 and 2007, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Interest-bearing checking	$3,226	$6,646	$5,693
Money market accounts	25,805	53,021	43,233
Savings deposits	4,148	4,400	2,626
Time deposits:
Less than $100,000	35,061	37,164	40,519
$100,000 or greater	109,820	139,804	108,194

Total	$178,060	$241,035	$200,265

            As a result of the turbulence in the banking sector, the Company experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers during the second half of 2008. As of December 31, 2008, time deposits within the Certificate of Deposit Account

Registry Service ("CDARS") program increased to $946.8 million, compared to $11.7 million at December 31, 2007. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, during the third quarter of 2008, the Company partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

15.       FEDERAL FUNDS PURCHASED

            Federal funds purchased generally mature within one business day to six months from the transaction date.

            The following table provides information on Federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of year	$28,022	$222,275	$151,000
Average balance outstanding during the year	$89,309	$173,103	$110,116
Maximum balance outstanding at any month-end	$193,259	$222,275	$151,000
Weighted average interest rate during the year	2.05%	5.07%	5.08%
Weighted average interest rate at end of year	0.25%	3.18%	5.23%

            As a means of augmenting its liquidity, the Company has established Federal funds lines with nine correspondent banks. The Company's available borrowing capacity from Federal funds line facilities amounted to $289.0 million and $247.7 million as of December 31, 2008 and 2007, respectively.

16.       FEDERAL HOME LOAN BANK ADVANCES

            FHLB advances and their related weighted average interest rates are summarized as follows:

	December 31, 2008		December 31, 2007
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2008	-	-%	$705,113	4.12%
2009	630,114	4.79%	630,113	4.79%
2010	660,074	3.95%	410,074	4.39%
2011	55,054	5.20%	55,054	5.20%
2012	5,026	4.46%	5,026	4.46%
After 2012	3,039	4.44%	3,039	4.44%

Total	$1,353,307	4.39%	$1,808,419	4.45%

            There were no overnight borrowings at December 31, 2008, compared with $350.0 million of overnight borrowings at December 31, 2007. All term advances as of December 31, 2008 are at fixed interest rates and are secured by real estate loans.

            The Company's available borrowing capacity from unused FHLB advances totaled $556.1 million and $485.7 million at December 31, 2008 and 2007, respectively. The Company's available borrowing capacity from FHLB advances is derived from its outstanding FHLB advances and from its portfolio of real estate loans and home equity lines of credit ("HELOC") that are pledged to the FHLB. The increase in available borrowing capacity from FHLB advances at December 31, 2008 is primarily due to the decrease in outstanding FHLB advances, partially offset by the reduction in loans pledged to the FHLB at December 31, 2008, relative to December 31, 2007. Additionally, during 2008, the Company obtained additional borrowing capacity from the Federal Reserve discount window of almost $900.0 million by pledging construction and commercial business loans.

17.       SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

            Securities sold under repurchase agreements totaled $998.4 million and $1.00 billion as of December 31, 2008 and 2007, respectively. Included in this balance is $3.4 million in overnight repurchase agreements with customers that the Company assumed in conjunction with the DCB acquisition. The interest rates on these customer repurchase agreements ranged from 0.50% to 0.75% as of December 31, 2008. All of the other repurchase agreements are long-term with ten year maturity terms. The rates are all initially floating rate for a period of time ranging from six months to three years. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.13%. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

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

            The following table provides information on securities sold under repurchase agreements as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2008	$-	-%	$6,955	4.48%
2009	3,430	0.70%	-	0.00%
2015	245,000	4.50%	245,000	4.37%
2016	700,000	4.92%	700,000	4.61%
2017	50,000	4.15%	50,000	3.64%

	$998,430	4.77%	$1,001,955	4.50%

            Total interest expense recorded on repurchase agreements amounted to $46.1 million, $38.5 million and $23.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

            The Company also has master repurchase agreements with other major brokerage companies. The Company's available borrowing capacity from repurchase agreements totaled $721.9 million and $232.8 million at December 31, 2008 and 2007, respectively. The increase in the available borrowing capacity from repurchase agreements is due to the increase in investment securities available to be pledged at year-end 2008.

18.       CAPITAL RESOURCES

            Junior Subordinated Debt – The Company has formed nine statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. As of December 31, 2008 and 2007, total junior subordinated debt of $155.8 million and total common stock of $4.9 million were issued by the Trusts to the Company.

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

            The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2008 and 2007:

				Balance at December 31,
		Stated Interest Rate	Rate at December 31, 2008
Trust Name	Maturity Date (1)			2008	2007
				(Dollars in thousands)
East West Capital Trust I	March 2030	10.88%, fixed	10.88%	$10,750	$10,750
East West Capital Trust II	July 2030	10.95%, fixed	10.95%	10,000	10,000
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	4.72%	10,000	10,000
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	6.38%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	3.95%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	3.50%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	3.35%	30,000	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	3.59%	20,000	20,000
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	3.90%	30,000	30,000

				$155,750	$155,750

(1)
All of the above debt instruments are subject to various call options.

            Subordinated Debt – On April 28, 2005, the Company issued $50.0 million in subordinated debt in a private placement transaction. On September 23, 2005, the Company issued an additional $25.0 million in subordinated debt, as an amendment to the principal balance of the initial $50.0 million subordinated debt agreement. The additional $25.0 million in subordinated debt has a maturity date of September 23, 2015 and the amendment also extended the maturity of the original $50.0 million subordinated debt to the same date. The stated interest rate on the subordinated debt is based on the three-month Libor plus 110 basis points, payable on a quarterly basis. At December 31, 2008, the interest rate on this debt instrument was 4.60%. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included as a component of long-term debt in the accompanying consolidated balance sheets.

19.       INCOME TAXES

            The benefit or provision for income taxes consists of the following components:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current income tax expense:
Federal	$20,575	$90,193	$81,148
State	15,577	28,394	23,733

Total current income tax expense	36,152	118,587	104,881

Deferred income tax benefit:
Federal	(61,068)	(14,483)	(12,177)
State	(22,569)	(3,012)	(2,292)

Total deferred income tax benefit	(83,637)	(17,495)	(14,469)

(Benefit) provision for income taxes	$(47,485)	$101,092	$90,412

            The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2008	2007	2006
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	4.7	6.3	6.0
Tax credits	7.7	(2.2)	(1.9)
Other, net	1.5	(0.5)	(0.4)

Effective income tax rate	48.9%	38.6%	38.7%

            The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2008			2007
	Federal	State	Total	Federal	State	Total
	(In thousands)
Deferred tax liabilities:
Premiums on deposits acquired	$7,414	$2,296	$9,710	$9,933	$3,076	$13,009
Depreciation	571	411	982	2,395	790	3,185
FHLB stock dividends	7,244	2,244	9,488	5,971	1,849	7,820
Deferred loan fees	5,324	1,592	6,916	7,085	2,138	9,223
Purchased loan discounts	256	79	335	320	99	419
State taxes	8,012	-	8,012	-	-	-
Mortgage servicing assets	1,471	564	2,035	1,913	680	2,593
Other, net	1,170	363	1,533	1,111	2,401	3,512

Total gross deferred tax liabilities	31,462	7,549	39,011	28,728	11,033	39,761

Deferred tax assets:
Bad debt deduction	(75,693)	(23,354)	(99,047)	(34,717)	(10,663)	(45,380)
Affordable housing partnership loss	(930)	(406)	(1,336)	67	(93)	(26)
Deferred compensation accrual	(15,753)	(4,879)	(20,632)	(16,610)	(5,148)	(21,758)
State taxes	-	-	-	(6,656)	-	(6,656)
Purchased loan premium	(1,299)	(402)	(1,701)	(1,537)	(476)	(2,013)
Unrealized loss on securities	(71,220)	(25,122)	(96,342)	(21,097)	(8,020)	(29,117)
Net operating loss carryforwards	-	(326)	(326)	(118)	(460)	(578)
Other, net	(3,196)	(1,019)	(4,215)	177	(820)	(643)

Total gross deferred tax assets	(168,091)	(55,508)	(223,599)	(80,491)	(25,680)	(106,171)

Net deferred tax assets	$(136,629)	$(47,959)	$(184,588)	$(51,763)	$(14,647)	$(66,410)

            At December 31, 2008, the Bank did not have any federal net operating loss carryforwards. At December 31, 2007, the Bank had federal net operating loss carryforwards of approximately $336 thousand which expire through 2020. These net operating loss carryforwards were acquired in connection with the Bank's acquisition of American International Bank ("AIB"). The Bank also had state net operating loss carryforwards of approximately $4.2 million which expire in 2017 resulting from the acquisition of DCB. Federal and state tax laws related to a change in ownership, such as the acquisition of AIB and DCB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

            The passage of the Emergency Economic Stabilization Act of 2008 ("EESA") in October 2008 provided banks with tax relief by treating OTTI losses on Fannie Mae and Freddie Mac preferred stock as ordinary losses, instead of capital losses. As a result of this law change, an additional $5.7 million in tax benefit related to these OTTI charges were recognized during 2008.

            The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of implementing FIN 48, the Company increased its existing unrecognized tax benefits by $7.1 million, which included accrued interest, relating to a reduction in the state income tax receivable in connection with its dissolved regulated investment company, East West Securities Company, Inc. This receivable was related to the Franchise Tax Board's position on certain state tax deductions taken by East West Securities Company, Inc. for the 2000, 2001, and 2002 tax years. The $7.1 million increase in unrecognized tax benefits was recorded as a cumulative effect accounting adjustment to retained earnings of $4.6 million, net of the federal deferred tax impact of $2.5 million. During the second quarter of 2008, the Company determined that the remaining $4.6 million, net of tax benefit, would not "more likely than not" be sustained upon examination by tax authorities. As a result, this charge was recorded against the provision for income taxes during the second quarter of 2008. As of December 31, 2008, the Company does not have any tax positions which dropped below a "more likely than not" threshold.

            The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$7,051	$6,754
Reductions based on tax positions related to prior years	(6,283)	-
Additions based on tax positions related to current year	335	297

Balance, end of year	$1,103	$7,051

            The Company is not currently under examination by the Internal Revenue Service or any other income or franchise tax authorities other than the FTB. The Company does not believe that there are any other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company's financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change for the year ending December 31, 2009.

            The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of operations. The Company has accrued $141 thousand and $870 thousand of interest expense for its unrecognized tax position as December 31, 2008 and December 31, 2007, respectively.

20.       COMMITMENTS AND CONTINGENCIES

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

            Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2008 and 2007, undisbursed loan commitments amounted to $1.47 billion and $2.72 billion, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $65.9 million and $297.4 million as of December 31, 2008 and 2007, respectively. Substantially all commitments are for loans to be held for investment.

            Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2008 and 2007, commercial and standby letters of credit totaled $696.4 million and $619.9 million, respectively. The Bank issues standby letters of credit, or "SBLCs" and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

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

            As of December 31, 2008 and 2007, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provision amounted to $6.3 million and $11.4 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The decrease in the off-balance sheet allowance amount was due, in part, by a 46% decline in unfunded loan commitments at December 31, 2008 relative to December 31, 2007.

            Guarantees – From time to time, the Company securitizes loans with recourse in the ordinary course of business. For loans that have been securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of December 31, 2008, total loans securitized with recourse amounted to $544.5 million and were comprised of $62.4 million in single family loans with full recourse and $482.1 million in multifamily loans with limited recourse. In comparison, total loans securitized with recourse amounted to $650.2 million at December 31, 2007, comprised of $72.7 million in single family loans with full recourse and $577.5 million in multifamily loans with limited recourse. The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans. All of these transactions represent securitizations with Fannie Mae. The Company's recourse reserve related to loan securitizations totaled $1.2 million and $3.0 million as of December 31, 2008 and 2007, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from single family and multifamily loan portfolios.

            The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2008 and 2007, the amount of loans sold without recourse totaled $693.5 million and $606.5 million, respectively. Total loans securitized without recourse amounted to $1.04 billion and $1.19 billion, respectively, at December 31, 2008 and 2007. The loans sold or securitized without recourse represent the unpaid principal balance of the Company's loans serviced for others portfolio.

            Lease Commitments – The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $10.7 million, $10.8 million and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

            Future minimum rental payments under noncancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2009	$11,621
2010	12,256
2011	12,570
2012	12,735
2013	12,862
Thereafter	69,897

Total	$131,941

            Litigation – Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2008. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

21.       STOCK COMPENSATION PLANS

            The Company issues stock options and restricted stock to employees under share-based compensation plans. The adoption of SFAS No. 123(R) on January 1, 2006 has resulted in incremental stock-based compensation expense. Since the Company has previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to SFAS No. 123(R) relates only to issued and unvested stock option grants. For the years ended December 31, 2008, 2007, and 2006, incremental stock-based compensation expense reduced income before income taxes by $2.1 million, $1.5 million, and $1.8 million, and reduced net income by $1.2 million, $891 thousand, and $1.1 million, respectively. This additional expense reduced both basic and diluted earnings per share by $0.02, $0.01, and $0.02 for the years ended December 31, 2008, 2007, and 2006, respectively. Cash provided by operating activities increased by $414 thousand in 2008, decreased by $7.5 million in 2007, and $12.1 million in 2006. Cash provided by financing activities decreased during 2008 and increased during 2007 and 2006 by identical amounts related to excess tax benefits from stock-based payment arrangements.

            During the years ended December 31, 2008, 2007 and 2006, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $6.2 million, $6.8 million, and $5.7 million, respectively, with related tax benefits of $2.6 million, $2.8 million, and $2.4 million, respectively.

            Stock Options – The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

            A summary of activity for the Company's stock options as of and for the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	2,099,120	$21.71
Granted	728,260	18.67
Exercised	(96,198)	11.06
Forfeited	(142,214)	32.29

Outstanding at end of year	2,588,968	$20.67	3.40 years	$2,805

Vested or expected to vest at year-end	2,516,927	$20.55	3.33 years	$2,757

Exercisable at year-end	1,534,696	$17.65	1.84 years	$2,325

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected term (1)	4 years	4 years	4 years
Expected volatility (2)	28.1%	24.1%	27.3%
Expected dividend yield (3)	1.2%	1.1%	0.6%
Risk-free interest rate (4)	2.6%	4.5%	4.7%

(1)
The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)
The expected volatility was based on historical volatility for a period equal to the stock option's expected term.
(3)
The expected dividend yield is based on the Company's prevailing dividend rate at the time of grant.
(4)
The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option's expected term.

            The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Exercisable Options	Weighted Average Exercise Price
$5.00 to $9.99	75,508	$7.23	1.56 years	73,492	$7.15
$10.00 to $14.99	701,058	12.91	3.78 years	502,698	12.63
$15.00 to $19.99	798,007	17.01	1.32 years	714,996	16.89
$20.00 to $24.99	414,367	21.09	6.14 years	-	-
$25.00 to $29.99	82,416	26.47	2.26 years	79,416	26.35
$30.00 to $34.99	44,548	34.18	3.66 years	30,752	34.19
$35.00 to $39.99	463,315	37.79	4.38 years	129,368	37.29
$40.00 to $44.99	9,749	40.63	4.46 years	3,974	41.02

$5.00 to $44.99	2,588,968	$20.67	3.40 years	1,534,696	$17.65

            During the years ended December 31, 2008, 2007 and 2006, information related to stock options are presented as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted average grant date fair value of stock options granted during the year	$4.28	$9.17	$10.01
Total intrinsic value of options exercised (in thousands)	$517	$17,966	$26,842
Total fair value of options vested (in thousands)	$1,486	$833	$1,924

            As of December 31, 2008, total unrecognized compensation cost related to stock options amounted to $3.7 million. This cost is expected to be recognized over a weighted average period of 3.5 years.

            The Company received $1.1 million and $7.6 million as of December 31, 2008 and 2007, respectively, in cash proceeds from stock option exercises.

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

            A summary of the activity for the Company's restricted stock as of December 31, 2008, including changes during the year then ended, is presented below:

	2008
	Shares	Weighted Average Price
Outstanding at beginning of year	683,336	$34.48
Granted	280,524	19.58
Vested	(96,766)	34.67
Forfeited	(113,929)	31.48

Outstanding at end of year	753,165	$29.35

            Of the total shares of restricted stock granted in 2008, 23,506 shares were granted to outside directors.

            The weighted average fair values of restricted stock awards granted during the years ended December 31, 2008, 2007, and 2006 were $19.58, $32.98, and $36.29, respectively.

            The Company also grants performance restricted stock with two-year cliff vesting to an executive officer. The number of shares that the executive will receive under these stock awards will ultimately depend on the Company's achievement of specified performance targets. At the end of each performance period, the number of stock awards issued will be determined by adjusting upward or downward from the target amount of shares in a range between 25% and 125%. The final performance percentages on which the payouts will be based, considering performance metrics established for the performance periods, will be determined by the Board of Directors or a committee of the Board. If the Company performs below its performance targets, the Board or the committee may, at its discretion, choose not to award any shares. Shares of stock, if any, will be issued following the end of each performance period two years from the date of grant. Compensation costs are accrued over the service period and are based on the probable outcome of the performance condition. The number of shares subject to these stock awards varies for each grant representing a maximum total of 99,767 shares to date.

            As of December 31, 2008, total unrecognized compensation cost related to restricted stock awards amounted to $12.2 million. This cost is expected to be recognized over a weighted average period of 2.6 years.

            Stock Purchase Plan – The Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. Under the terms of the Purchase Plan, prior to April 2005, employees could purchase shares of the Company's common stock at the lesser of 85% of the per-share market price at the date of grant or exercise, subject to an annual limitation of common stock valued at $25,000. In April 2005, the terms of the Purchase Plan were amended to allow the employees to purchase shares at 90% of the per-share market price at the date of exercise, maintaining the annual common stock value limitation of $25,000. As of December 31, 2008, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

            The Purchase Plan covers a total of 2,000,000 shares of the Company's common stock. During, 2008 and 2007, 119,979 shares totaling $1.7 million and 64,194 shares totaling $2.1 million, respectively, were sold to employees under the Purchase Plan.

            Warrants – During 2001, in conjunction with an exclusive ten-year agreement with 99 Ranch Market, the Company issued 600,000 warrants to certain senior executives of 99 Ranch Market to purchase common stock of the Company at a price of $13.34 per share (see Note 23). These warrants vest over six years. During 2007, warrants to purchase 120,000 shares of the Company's common stock were exercised. At December 31, 2008 and 2007, there were no remaining warrants pursuant to this agreement.

22.       EMPLOYEE BENEFIT PLANS

            The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For the plan years ended December 31, 2008, 2007 and 2006, the Company contributed $3.0 million, $2.9 million and $2.7 million, respectively.

            During 2002, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP meets the definition of a pension plan per SFAS No. 87, Employers' Accounting for Pensions, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers' years of service and compensation. For the years ended December 31, 2008, 2007, and 2006, $2.5 million, $2.3 million and $1.9 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2008, the life insurance contracts related to the SERP had an aggregate cash surrender value of $37.3 million. As of December 31, 2008 and 2007, the vested benefit obligation under the SERP was $11.7 million and $9.2 million, respectively.

23.       STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

            Authorized Shares – On May 25, 2005, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The additional authorized shares provide the Company greater flexibility for stock splits and stock dividends, issuances under employee benefit plans, financings, corporate mergers and acquisitions, and other general corporate purposes. As of December 31, 2008, the Company also had 5,000,000 authorized shares of preferred stock.

            Series A Preferred Stock Offering – In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A ("Series A preferred shares"), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting underwriting discounts, commissions and offering expenses. The holders of the Series A preferred shares will have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company's common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company's common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company's common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 15, May 15, August 15 and November 15 of each year. The proceeds from this offering were used to augment the Company's liquidity and capital positions and reduce its borrowings.

            Series B Preferred Stock Offering – On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B preferred shares"), with a liquidation preference of $1,000 per share. The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S.Treasury's Capital Purchase Program ("TCPP"). The Series B preferred shares will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum. The Series B preferred shares is transferable by the U.S. Treasury at any time. Subject to the approval of the FRB, the Series B preferred shares are redeemable at the option of the Company at 100% of liquidation preference (plus any accrued and unpaid dividends), provided, however, that the Series B preferred shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Stock Purchase Agreement) in excess of $76,636,500, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. In connection with the Series B preferred shares offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrant may be exercised. The warrant may be exercised at any time on or before December 5, 2018. The U.S. Treasury may not transfer a portion of the warrant with respect to more than one-half of the original number of shares of common stock until the earlier of the successful completion of an offering of replacement Tier 1 capital of at least $306.5 million and December 31, 2009. The warrants, and all rights under the warrants, are otherwise transferable.

            Under the terms of the TCPP, as long as any preferred stock issued under the TCPP remains outstanding, the Company is prohibited from increasing dividends on common stock, and from making certain repurchases of equity securities, including common stock, without the U.S. Treasury's consent until the third anniversary of the U.S. Treasury's investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the TCPP to third parties. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding or the Series A preferred shares is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

            Pursuant to the terms of the Stock Purchase Agreement with the U.S. Treasury ("Stock Purchase Agreement"), the Company adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Stock Purchase Agreement, including the common stock which may be issued pursuant to the TARP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of operations, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. Since the TARP Warrant has a ten year term, the Company could potentially be subject to the executive compensation and corporate governance restrictions for a ten year time period.

            On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

            The executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "Say on Pay" shareholder vote on the compensation of executives.

            Warrants – During 2008, in conjunction with the Series B preferred stock offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrant may be exercised, with an allocated fair value of $25.2 million. The warrant may be exercised at any time on or before December 5, 2018. The U.S. Treasury may not transfer a portion of the warrants with respect to more than one-half of the original number of shares of common stock until the earlier of the successful completion of an offering of replacement Tier 1 capital of at least $306.5 million and December 31, 2009. The warrants, and all rights under the warrants, are otherwise transferable. As of December 31, 2008, there were 3,035,109 warrants remaining.

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

            The excess of the combined fair values of the issued warrants and the purchased shares over the total consideration paid by the senior executives of 99 Ranch Market for the newly issued shares is accounted for as an intangible asset and is being amortized over the life of the agreement. There are no outstanding warrants under this agreement as of December 31, 2008 and 2007.

            Stock Repurchase Program – During 2007, the Company's Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company's common stock. During 2007, the Company repurchased a total of 1,392,176 shares of common stock at a weighted average cost of $38.69 per share in connection with this repurchase program. The Company did not repurchase any shares during the year ended December 31, 2008.

            Quarterly Dividends – The Company's Board of Directors declared and paid quarterly preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about November 3, 2008 to shareholders of record on October 15, 2008. Cash dividends totaling $8.0 million were paid to the Company's Series A preferred stock shareholders during year ended December 31, 2008.

            The Company also paid quarterly dividends on its common stock of $0.10 per share during 2008 and 2007. Total quarterly dividends amounting to $25.4 million and $24.6 million were paid to the Company's common shareholders during the years ended December 31, 2008 and 2007, respectively.

            Earnings (Loss) Per Share ("EPS") – The calculation of basic and diluted (loss) earnings per share for the years ended December 31, 2008, 2007 and 2006 is presented below:

	Net (Loss) Income Available to Common Stockholders	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
2008
Net loss as reported	$(49,683)	62,673
Less:
Preferred stock dividends and amortization of preferred stock discount	(9,474)	-

Basic loss per share	$(59,157)	62,673	$(0.94)
Effect of dilutive securities:
Stock options	-	-
Restricted stock	-	-
Noncumulative preferred stock	-	-
Stock warrants	-	-

Diluted loss per share	$(59,157)	62,673	$(0.94)

2007
Basic earnings per share	$161,167	61,180	$2.63
Effect of dilutive securities:
Stock options	-	669
Restricted stock	-	215
Stock warrants	-	29

Diluted earnings per share	$161,167	62,093	$2.60

2006
Basic earnings per share	$143,369	59,605	$2.40
Effect of dilutive securities:
Stock options	-	1,047
Restricted stock	-	182
Stock warrants	-	75

Diluted earnings per share	$143,369	60,909	$2.35

            The following outstanding convertible preferred stock, stock options, restricted stock and stock warrants for years ended December 31, 2008 and 2007, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	For the Year Ended
	2008	2007	2006
	(In thousands)
Convertible preferred stock	8,924	-	-
Stock options	1,997	506	32
Restricted stock	640	-	-
Warrants	1	-	-

24.       REGULATORY REQUIREMENTS

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

            As of December 31, 2008 and 2007, the most recent notification from FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

            The actual and required capital amounts and ratios at December 31, 2008 and 2007 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$1,636,750	15.8%	$829,024	8.0%	N/A	N/A
East West Bank	$1,614,823	15.6%	$828,077	8.0%	$1,035,096	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$1,431,538	13.8%	$414,512	4.0%	N/A	N/A
East West Bank	$1,409,757	13.6%	$414,038	4.0%	$621,058	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$1,431,538	12.4%	$463,539	4.0%	N/A	N/A
East West Bank	$1,409,757	12.2%	$462,734	4.0%	$578,417	5.0%
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$1,166,487	10.5%	$886,085	8.0%	N/A	N/A
East West Bank	$1,143,077	10.3%	$884,919	8.0%	$1,106,148	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$991,695	9.0%	$443,043	4.0%	N/A	N/A
East West Bank	$968,285	8.8%	$442,459	4.0%	$663,689	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$991,695	8.7%	$454,536	4.0%	N/A	N/A
East West Bank	$968,285	8.5%	$454,331	4.0%	$567,914	5.0%

            During 2005, the regulatory authorities adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. As of December 31, 2008 and 2007, trust preferred securities comprised 10.9% and 15.7%, respectively, of the Company's Tier I capital.

            Reserve Requirement – The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $38.4 million and $38.0 million at December 31, 2008 and 2007, respectively.

25.       SEGMENT INFORMATION

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

            Commencing in the second quarter of 2008, the Company revised the allocation of certain investment securities and related revenues and expenses previously included in the Treasury segment. Specifically, investment securities that have resulted from the Company's in-house securitization activities have been allocated to the operating segments (i.e. retail banking, commercial lending, and residential lending) that initially originated the underlying loans. Interest income, related premium amortizations and discount accretions, as well as any gains or losses from the sale of these investment securities have also been allocated to the appropriate operating segments. As a result of these changes, the Company has revised its results for prior periods to reflect the current allocation methodology between the treasury segment and the other operating segments.

            The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$188,251	$333,706	$74,083	$68,556	$262	$664,858
Charge for funds used	(87,940)	(146,370)	(127,406)	(32,908)	-	(394,624)

Interest spread on funds used	100,311	187,336	(53,323)	35,648	262	270,234

Interest expense	(139,454)	(15,913)	(154,326)	(1)	-	(309,694)
Credit on funds provided	202,723	16,685	175,212	4	-	394,624

Interest spread on funds provided	63,269	772	20,886	3	-	84,930

Net interest income (expense)	$163,580	$188,108	$(32,437)	$35,651	$262	$355,164

Depreciation and amortization	$12,187	$799	$(6,848)	$(409)	$12,368	$18,097
Goodwill	269,950	16,872	-	50,616	-	337,438
Segment pretax profit (loss)	(33,443)	(1,789)	(116,875)	16,064	38,875	(97,168)
Segment assets	2,903,534	5,331,464	2,482,271	1,111,868	593,679	12,422,816

	Year Ended December 31, 2007
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$276,585	$342,935	$69,600	$79,269	$5,218	$773,607
Charge for funds used	(187,043)	(229,384)	(77,545)	(55,542)	-	(549,514)

Interest spread on funds used	89,542	113,551	(7,945)	23,727	5,218	224,093

Interest expense	(179,927)	(20,706)	(164,980)	-	-	(365,613)
Credit on funds provided	325,782	33,764	189,968	-	-	549,514

Interest spread on funds provided	145,855	13,058	24,988	-	-	183,901

Net interest income	$235,397	$126,609	$17,043	$23,727	$5,218	$407,994

Depreciation and amortization	$11,030	$881	$(2,990)	$50	$5,021	$13,992
Goodwill	267,606	16,726	-	50,176	858	335,366
Segment pretax profit (loss)	148,035	103,133	18,352	20,584	(27,845)	262,259
Segment assets	3,955,598	5,083,908	1,078,675	1,282,461	451,570	11,852,212

	Year Ended December 31, 2006
	Retail Banking	Commercial Lending	Treasury	Residential Lending	Other	Total
	(In thousands)
Interest income	$234,175	$279,285	$61,604	$78,467	$6,519	$660,050
Charge for funds used	(164,809)	(189,733)	(64,000)	(62,882)	-	(481,424)

Interest spread on funds used	69,366	89,552	(2,396)	15,585	6,519	178,626

Interest expense	(139,076)	(20,495)	(132,997)	-	-	(292,568)
Credit on funds provided	267,755	39,515	174,154	-	-	481,424

Interest spread on funds provided	128,679	19,020	41,157	-	-	188,856

Net interest income	$198,045	$108,572	$38,761	$15,585	$6,519	$367,482

Depreciation and amortization	$10,656	$704	$(6,080)	$574	$2,033	$7,887
Goodwill	182,550	12,170	-	48,680	859	244,259
Segment pretax profit (loss)	119,528	92,058	38,581	10,739	(27,125)	233,781
Segment assets	2,678,900	3,674,877	1,109,704	2,526,827	833,403	10,823,711

26.       PARENT COMPANY FINANCIAL STATEMENTS

            The financial information of East West Bancorp, Inc. as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 are as follows:

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$14,015	$11,782
Investment securities available-for-sale	2,722	10,848
Investment in subsidiaries	1,685,965	1,307,778
Investment in nonbank entity	5,280	3,508
Goodwill	-	858
Other assets	6,365	1,654

TOTAL	$1,714,347	$1,336,428

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt	$160,570	$160,570
Other liabilities	3,011	4,035

Total liabilities	163,581	164,605

STOCKHOLDERS' EQUITY
Preferred stock (par value $0.001 per share)
Authorized—5,000,000 shares Issued—200,000 shares in Series A, convertible preferred stock in 2008 and none in 2007 Outstanding—196,505 shares in 2008 and none in 2007 Issued and outstanding—306,546 shares in Series B, cumulative preferred stock in 2008 and none in 2007	-	-
Common stock (par value $0.001 per share)
Authorized—200,000,000 shares Issued—70,377,989 shares in 2008 and 69,634,811 shares in 2007 Outstanding—63,745,624 shares in 2008 and 63,137,221 shares in 2007	70	70
Additional paid in capital	1,167,832	652,297
Retained earnings	572,172	657,183
Treasury stock, at cost: 6,632,365 shares in 2008 and 6,497,590 shares in 2007	(102,817)	(98,925)
Accumulated other comprehensive loss, net of tax	(86,491)	(38,802)

Total stockholders' equity	1,550,766	1,171,823

TOTAL	$1,714,347	$1,336,428

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Dividends from subsidiaries and nonbank entity	$34,818	$71,932	$12,210
Interest income	1,293	328	10
Impairment writedown on investment securities available-for-sale	(4,600)	-	-
Impairment writedown on other investment	(1,319)	-	-
Other income	6	687	29

Total income	30,198	72,947	12,249

Interest expense	9,372	10,715	8,067
Compensation and net occupancy reimbursement to subsidiary	4,377	4,611	4,415
Goodwill impairment	858	-	-
Other expense	1,478	725	983

Total expense	16,085	16,051	13,465

Income (loss) before income taxes and equity in undistributed income of subsidiaries	14,113	56,896	(1,216)
Income tax benefit	9,954	6,812	5,503
Equity in undistributed (loss) income of subsidiaries	(73,750)	97,459	139,082

Net (loss) income	$(49,683)	$161,167	$143,369

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(49,683)	$161,167	$143,369
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	73,750	(97,459)	(139,082)
Depreciation and amortization	230	22	330
Impairment writedown on goodwill	858	-	-
Impairment writedown on investment securities available-for-sale	4,600	-	-
Impairment writedown on other investment	1,319	-	-
Stock compensation costs	6,167	6,767	5,664
Loss (gain) on sale of other investment	147	(250)	-
Tax provision (benefit) from stock plans	414	(7,457)	(12,111)
Net change in other assets	(3,754)	4,782	17,909
Net change in other liabilities	(194)	146	193

Net cash provided by operating activities	33,854	67,718	16,272

Cash flows from investing activities:
Purchase of:
Investment securities available-for-sale	-	(9,469)	-
Proceeds from:
Repayments, maturity and redemption of investment securities available-for sale	190	23	-
Capital contributions to subsidiaries, net	(501,046)	(50,000)	(51,000)

Net cash used in investing activities	(500,856)	(59,446)	(51,000)

Cash flows from financing activities:
Payment for:
Purchase of treasury shares	(306)	(55,085)	(876)
Cash dividends on preferred stock	(8,037)	-	-
Cash dividends on common stock	(25,375)	(24,603)	(11,968)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	2,776	11,266	10,303
Issuance of preferred stocks and common stock warrants	500,591	-	-
Issuance of junior subordinated debt	-	50,000	30,000
Tax (provision) benefit from stock plans	(414)	7,457	12,111

Net cash provided by (used in) financing activities	469,235	(10,965)	39,570

Net increase (decrease) in cash and cash equivalents	2,233	(2,693)	4,842
Cash and cash equivalents, beginning of year	11,782	14,475	9,633

Cash and cash equivalents, end of year	$14,015	$11,782	$14,475

Supplemental Cash Flow Disclosures
Interest paid	$9,584	$10,548	$7,894
Income tax payments, net of refunds	40,000	115,465	90,578
Noncash financing activities:
Accrued preferred stock dividends	1,125	-	-
Amortization of preferred stock discount	312	-	-
Issuance of common stock in lieu of Board of Director retainer fees	219	219	156
Issuance of equity shares pursuant to acquisitions	-	78,588	133,849
Equity interests in East West Capital Trusts	-	1,547	928

27.       QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2008
Interest and dividend income	$149,907	$159,862	$167,905	$187,184
Interest expense	73,053	73,347	75,729	87,565

Net interest income	76,854	86,515	92,176	99,619
Provision for loan losses	43,000	43,000	85,000	55,000

Net interest income after provision for loan losses	33,854	43,515	7,176	44,619
Noninterest (loss) income	(863)	(43,550)	3,438	15,913
Noninterest expense	44,199	48,526	55,655	52,890

(Loss) income before (benefit) provision for income taxes	(11,208)	(48,561)	(45,041)	7,642
(Benefit) provision for income taxes	(13,574)	(17,355)	(19,154)	2,598

Net income (loss)	$2,366	$(31,206)	$(25,887)	$5,044

Preferred stock dividends and amortization of preferred stock discount	5,385	4,089	-	-

Net (loss) income available to common stockholders	$(3,019)	$(35,295)	$(25,887)	$5,044

Basic (loss) earnings per share	$(0.05)	$(0.56)	$(0.41)	$0.08
Diluted (loss) earnings per share	$(0.05)	$(0.56)	$(0.41)	$0.08
2007
Interest and dividend income	$201,448	$198,768	$187,214	$186,177
Interest expense	94,840	94,914	88,285	87,574

Net interest income	106,608	103,854	98,929	98,603
Provision for loan losses	9,000	3,000	-	-

Net interest income after provision for loan losses	97,608	100,854	98,929	98,603
Noninterest income	13,978	13,588	10,802	11,152
Noninterest expense	52,279	46,738	43,263	40,975

Income before provision for income taxes	59,307	67,704	66,468	68,780
Provision for income taxes	22,062	26,368	25,978	26,684

Net income	$37,245	$41,336	$40,490	$42,096

Basic earnings per share	$0.60	$0.68	$0.67	$0.69
Diluted earnings per share	$0.59	$0.67	$0.66	$0.68

28.       SUBSEQUENT EVENTS

            On January 27, 2009, the East West Board of Directors declared first quarter dividends on the Company's common stock and Series A preferred stock. The Board of Directors authorized the reduction of the common stock dividend to $0.02 per share for the first quarter of 2009, compared with the $0.10 per share paid in previous quarters in order to reduce the dividend payout and preserve capital at this time. On February 17, 2009, the East West Board of Directors declared first quarter dividends on the Company's Series B preferred stock.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2009
EAST WEST BANCORP INC. (Registrant)
	By	/s/ DOMINIC NG Dominic Ng
Chairman of the Board, President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG Dominic Ng	Chairman of the Board, President, Chairman, and Chief Executive Officer (Principal Executive Officer)	March 2, 2009
/s/ THOMAS J. TOLDA Thomas J. Tolda	Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)	March 2, 2009
/s/ PEGGY T. CHERNG Peggy T. Cherng	Director	March 2, 2009
/s/ RUDOLPH I. ESTRADA Rudolph Estrada	Director	March 2, 2009
/s/ JULIA GOUW Julia Gouw	Vice-Chairman and Director	March 2, 2009
/s/ ANDREW S. KANE Andrew S. Kane	Director	March 2, 2009
/s/ JOHN LEE John Lee	Vice-Chairman and Director	March 2, 2009
/s/ HERMAN Y. LI Herman Y. Li	Director	March 2, 2009

/s/ JACK C. LIU Jack C. Liu	Director	March 2, 2009
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 2, 2009

[Doug to update Exhibits]

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]
3.4	Bylaws of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.5	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.6	Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate. [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 30, 2008.]
3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2	Form of Certificate of the Registrant's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on April 30, 2008.]
4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.6.1	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

Exhibit No.	Exhibit Description
10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.3	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors' Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.8	Employment Agreement with William J. Lewis+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.9.1	Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.2	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.3	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.10	Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.11	Employment Agreement with Wellington Chen+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%

Exhibit No.	Exhibit Description
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.

+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.