Form 10-K/A
period 2008-12-31
EAST WEST BANCORP INC
filed 2009-03-06
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

            As of January 31, 2009, 63,745,261 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Stockholders – Part III

 EXPLANATORY NOTE

            This Amendment No. 2 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. This Amendment is being filed solely to include Exhibit 12.1, which was inadvertently omitted from the Annual Report.

            In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

            This Amendment No. 2 on Form 10-K/A does not modify or update the disclosures set forth in the Original filing, including the financial statements and notes to the financial statements set forth in the 2008 Form 10-K.

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

(a)(3) Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]
3.4	Bylaws of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.5	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.6	Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate. [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 30, 2008.]
3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]

4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2	Form of Certificate of the Registrant's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on April 30, 2008.]
4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.6.1	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.3	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors' Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.8	Employment Agreement with William J. Lewis+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.9.1	Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.2	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.3	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.10	Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.11	Employment Agreement with Wellington Chen+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
12.1	Computation of Ratio of Earnings to Fixed Charges%
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.

+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.

 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report as amended by Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2009
EAST WEST BANCORP INC. (Registrant)
	By	/s/ DOMINIC NG Dominic Ng
Chairman of the Board, President and Chief Executive Officer

 EXHIBIT INDEX

To Amendment No. 2 to the Annual Report on Form 10-K/A
For the Year Ended December 31, 2008

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]
3.4	Bylaws of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.5	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.6	Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate. [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 30, 2008.]
3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2	Form of Certificate of the Registrant's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on April 30, 2008.]
4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

Exhibit No.	Exhibit Description
10.6.1	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.3	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors' Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.8	Employment Agreement with William J. Lewis+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.9.1	Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.2	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.3	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.10	Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.11	Employment Agreement with Wellington Chen+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+
10.13	Named Executive Officer Compensation%+
10.14	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
12.1	Computation of Ratio of Earnings to Fixed Charges%
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%

Exhibit No.	Exhibit Description
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.

+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.