Form 10-Q
period 2009-03-31
EAST WEST BANCORP INC
filed 2009-05-11
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 64,036,512 shares of common stock as of April 30, 2009.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings and financial condition.  The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements.  Such risk and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

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

•                  changes in our ability to receive dividends from our subsidiaries; and

•                  political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2008 Form 10-K under the heading “ITEM 1A. RISK FACTORS.”  The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$541,066	$878,853
Short-term investments	329,288	228,441
Securities purchased under resale agreements	50,000	50,000
Investment securities held-to-maturity, at amortized cost (with fair value of $717,666 at March 31, 2009 and $123,105 at December 31, 2008)	734,799	122,317
Investment securities available-for-sale, at fair value (with amortized cost of $2,132,686 at March 31, 2009 and $2,189,570 at December 31, 2008)	1,994,403	2,040,194
Loans receivable, net of allowance for loan losses of $195,450 at March 31, 2009 and $178,027 at December 31, 2008	7,865,925	8,069,377
Investment in Federal Home Loan Bank stock, at cost	86,729	86,729
Investment in Federal Reserve Bank stock, at cost	36,785	27,589
Other real estate owned, net	38,634	38,302
Investment in affordable housing partnerships	49,684	48,141
Premises and equipment, net	58,479	60,184
Due from customers on acceptances	3,887	5,538
Premiums on deposits acquired, net	20,065	21,190
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	95,665	94,745
Deferred tax assets	182,484	184,588
Accrued interest receivable and other assets	139,193	129,190
TOTAL	$12,564,524	$12,422,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,297,151	$1,292,997
Interest-bearing	7,156,908	6,848,962
Total customer deposits	8,454,059	8,141,959
Federal funds purchased	22	28,022
Federal Home Loan Bank advances	1,233,269	1,353,307
Securities sold under repurchase agreements	998,061	998,430
Notes payable	14,597	16,506
Bank acceptances outstanding	3,887	5,538
Long-term debt	235,570	235,570
Accrued interest payable, accrued expenses and other liabilities	89,866	92,718
Total liabilities	11,029,331	10,872,050

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 196,505 shares outstanding in 2009 and 2008; Series B, cumulative, 306,546 shares issued and outstanding in 2009 and 2008.	473,340	472,311

Common stock, $0.001 par value, 200,000,000 shares authorized; 70,668,285 and 70,377,989 shares issued in 2009 and 2008, respectively; 63,957,813 and 63,745,624 shares outstanding in 2009 and 2008, respectively	70	70
Additional paid in capital	697,138	695,521
Retained earnings	548,144	572,172
Treasury stock, at cost — 6,710,472 shares in 2009 and 6,632,365 shares in 2008	(103,429)	(102,817)
Accumulated other comprehensive loss, net of tax	(80,070)	(86,491)
Total stockholders’ equity	1,535,193	1,550,766
TOTAL	$12,564,524	$12,422,816

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$110,816	$155,434
Investment securities held-to-maturity	6,882	—
Investment securities available-for-sale	22,493	27,050
Securities purchased under resale agreements	1,250	2,553
Investment in Federal Home Loan Bank stock	—	1,284
Investment in Federal Reserve Bank stock	506	325
Short-term investments	2,976	538
Total interest and dividend income	144,923	187,184

INTEREST EXPENSE
Customer deposit accounts	37,073	52,253
Federal Home Loan Bank advances	13,877	19,682
Securities sold under repurchase agreements	11,872	10,529
Long-term debt	2,417	3,723
Federal funds purchased	3	1,378
Total interest expense	65,242	87,565

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	79,681	99,619
PROVISION FOR LOAN LOSSES	78,000	55,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,681	44,619

NONINTEREST INCOME
Impairment loss on investment securities	(13,380)	—
Less: Noncredit-related impairment loss recorded in other comprehensive income	13,180	—
Net impairment loss on investment securities recognized in earnings	(200)	—

Branch fees	4,793	4,101
Net gain on sale of investment securities available-for-sale	3,521	4,334
Ancillary loan fees	2,229	1,141
Letters of credit fees and commissions	1,854	2,677
Income from life insurance policies	1,083	1,028
Net gain on sale of loans	8	1,855
Other operating income	506	777
Total noninterest income	13,794	15,913

NONINTEREST EXPENSE
Compensation and employee benefits	17,108	23,268
Occupancy and equipment expense	7,391	7,008
Other real estate owned expense	7,031	889
Deposit insurance premiums and regulatory assessments	3,325	1,192
Legal expense	1,778	1,900
Amortization of investments in affordable housing partnerships	1,760	1,715
Loan-related expense	1,435	1,372
Data processing	1,142	1,196
Amortization and impairment writedown of premiums on deposits acquired	1,125	2,737
Deposit-related expenses	901	948
Other operating expenses	8,410	10,665
Total noninterest expense	51,406	52,890

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(35,931)	7,642
(BENEFIT) PROVISION FOR INCOME TAXES	(13,465)	2,598
NET (LOSS) INCOME	(22,466)	5,044
PREFERRED STOCK DIVIDENDS & AMORTIZATION OF PREFERRED STOCK DISCOUNT	8,743	—
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(31,209)	$5,044

(LOSS) EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$(0.50)	$0.08
DILUTED	$(0.50)	$0.08
DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	62,998	62,485
DILUTED	62,998	62,949

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Stock	Additional Paid In Capital Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2008	$—	$—	$70	$652,297	$657,183	$(98,925)	$(38,802)		$1,171,823
Comprehensive income
Net income for the period					5,044			$5,044	5,044
Net unrealized loss on investment securities available-for-sale							(70,230)	(70,230)	(70,230)
Total comprehensive income								$(65,186)
Cumulative effect of change in accounting principle pursuant to adoption of EITF 06-4					(479)				(479)
Stock compensation costs				1,557					1,557
Tax provision from stock plans				(299)					(299)
Issuance of 254,727 shares pursuant to various stock plans and agreements				393					393
Cancellation of 35,453 shares due to forfeitures of issued restricted stock				1,192		(1,192)			—
Purchase accounting adjustment pursuant to DCB Acquisition				2,298					2,298
Purchase of 410 shares of treasury stock due to the vesting of restricted stock						(8)			(8)
Common stock dividends					(6,315)				(6,315)
BALANCE, MARCH 31, 2008	$—	$—	$70	$657,438	$655,433	$(100,125)	$(109,032)		$1,103,784

BALANCE, JANUARY 1, 2009	$—	$472,311	$70	$695,521	$572,172	$(102,817)	$(86,491)		$1,550,766
Comprehensive loss
Net loss for the year					(22,466)			$(22,466)	(22,466)
Net unrealized gain on investment securities available-for-sale							22,175	22,175	22,175
Noncredit-related impairment loss on investment securities recorded in the current year							(7,644)	(7,644)	(7,644)
Cumulative effect adjustment for reclassification of the previously recognized noncredit-related impairment writedowns					8,110		(8,110)	$(8,110)	—
Total comprehensive loss								$(16,045)
Stock compensation costs				1,428					1,428
Tax provision from stock plans				(403)					(403)
Series B preferred stock issuance cost		(41)							(41)
Issuance of 290,296 shares pursuant to various stock plans and agreements				15					15
Cancellation of 24,134 shares due to forfeitures of issued restricted stock				577		(577)			—
Purchase of 8,882 shares of treasury stock due to the vesting of restricted stock						(35)			(35)
Amortization of Series B preferred stock discount		1,070			(1,070)				—
Preferred stock dividends					(7,673)				(7,673)
Common stock dividends					(929)				(929)
BALANCE, MARCH 31, 2009	$—	$473,340	$70	$697,138	$548,144	$(103,429)	$(80,070)		$1,535,193

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding gain(loss) on securities arising during the period, net of tax (expense) benefit of $(17,453) in 2009 and $49,036 in 2008	$24,101	$(67,716)
Less: Reclassification adjustment for (gain) included in net income, net of tax expense of $ 1,395 in 2009 and $1,820 in 2008	(1,926)	(2,514)
Net unrealized gain (loss) on securities, net of tax (expense) benefit of $(16,058) in 2009 and $50,856 in 2008	$22,175	$(70,230)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(22,466)	$5,044
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,807	6,136
Credit-related impairment writedown on investment securities available-for-sale	200	—
Stock compensation costs	1,428	1,557
Deferred tax benefit	(2,033)	(13,940)
Provision for loan losses	78,000	55,000
Provision for loss on other real estate owned	3,184	690
Net gain on sales of investment securities, loans and other assets	(600)	(5,718)
Federal Home Loan Bank stock dividends	—	(1,023)
Originations of loans held for sale	(12,078)	(23,733)
Proceeds from sale of loans held for sale	12,111	24,025
Tax provision from stock plans	403	299
Net change in accrued interest receivable and other assets	(1,408)	17,742
Net change in accrued interest payable, accrued expenses and other liabilities	(22,022)	6,911
Total adjustments	62,992	67,946
Net cash provided by operating activities	40,526	72,990

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) loans	100,111	(178,179)
Purchases of:
Short-term investments	(100,847)	—
Investment securities held-to-maturity	(466,018)	—
Investment securities available-for-sale	(867,221)	(243,942)
Loans receivable	(4,511)	—
Federal Home Loan Bank stock	—	(9,400)
Federal Reserve Bank stock	(9,196)	—
Premises and equipment	(194)	(1,522)
Proceeds from:
Sale of investment securities available-for-sale	185,775	138,595
Sale of securities purchased under resale agreements	—	100,000
Sale of loans receivable	9,396	135,167
Sale of other real estate owned	9,799	—
Repayments, maturity and redemption of investment securities available-for-sale	610,984	127,715
Acquisitions, net of cash paid	—	84
Net cash (used in) provided by investing activities	(531,922)	68,518

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payment for):
Deposits	312,100	272,923
Short-term borrowings	(28,369)	(496,816)
Proceeds from:
Issuance of long-term borrowings	—	250,000
Issuance of common stock pursuant to various stock plans and agreements	15	393
Payment for:
Repayment of long-term borrowings	(119,999)	(55,000)
Repayment of notes payable on affordable housing investments	(1,909)	(1,714)
Repurchase of treasury shares pursuant to stock repurchase program and vesting of restricted stock	(35)	(8)
Issuance cost of Series B preferred stock	(41)	—
Cash dividends on preferred stocks	(6,822)	—
Cash dividends on common stocks	(929)	(6,315)
Tax provision from stock plans	(403)	(299)
Net cash provided by (used in) financing activities	153,608	(36,836)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(337,788)	104,672
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	878,853	160,347
CASH AND CASH EQUIVALENTS, END OF PERIOD	$541,066	$265,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$71,370	$87,624
Income tax payments, net of refunds	50	19
Noncash investing and financing activities:
Real estate acquired through foreclosure	30,561	13,393
Loans to facilitate sales of real estate owned	11,067	—
Affordable housing investment financed through notes payable	—	3,000

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior year balances have been reclassified to conform to current year presentation.

2.              SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008.  The adoption of this additional guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008.  SFAS 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control of one or more businesses.  Management will assess each transaction on a case-by-case basis as they occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

In June 2008, the FASB issued FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-06-1 requires all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of this guidance did not have a material effect on the Company’s basic and diluted earnings per share calculation.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities”.  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs).  The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  This FSP shall be effective for the first reporting period ending after December 15, 2008, with earlier application encouraged, and shall be applied for each annual and interim reporting period thereafter.  The disclosure requirements related to the adoption of this guidance are presented in Note 3 and Note 8 of the Company’s condensed consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1 (“EITF 99-20-1”), Amendments to the Impairment Guidance of EITF Issue No. 99-20, which revises the other-than-temporary-impairment (“OTTI”) guidance on beneficial interests in securitized financial assets that are within the scope of EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.  EITF 99-20-1 amends Issue 99-20, to more closely align its OTTI guidance with paragraph 16 of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, by (1) removing the notion of a “market participant” and (2) inserting a “probable” concept related to the estimation of a beneficial interest’s cash flows.  EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008.  Retrospective application of this FSP is prohibited.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124, Recognition and Presentation of Other-Than-Temporary Impairments, which makes changes to the timing of loss recognition and earnings for debt and similar investment securities classified as either “available-for-sale” or “held-to-maturity”.  The FSP provides that if an entity intends to sell an impaired debt security prior to recovery of its amortized cost basis, or if it is more likely than not that it will have to sell the security prior to recovery, then the full amount of the impairment is to be classified as other than temporary and recognized in earnings.  Otherwise, the portion of the impairment loss deemed to constitute a credit loss is considered an OTTI loss to be reported in earnings. The non-credit loss portion is recognized in other comprehensive income.  This FSP also requires entities to initially apply the provisions of the standard to the noncredit portion of previously recorded OTTI impaired securities, existing as of the date of initial adoption, by making a cumulative-effect adjustment from the opening balance of retained earnings to other comprehensive income in the period of adjustment.  Upon adoption of FSP FAS 115-2 and FAS 124, the Company reclassified the noncredit portion of previously recognized OTTI totaling $8.1 million, net of tax, from the opening balance of retained earnings to other comprehensive income.  Additionally, upon implementation of this FSP, the Company recorded $200 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $7.6 million, net of tax, of the non-credit portion of OTTI in other comprehensive income.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods.  The adoption of this FSP resulted in additional disclosures which are presented in Note 3 of the Company’s condensed consolidated financial statements.

In April, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures from an annual basis only to a quarterly basis.  The FSP will require public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as well as the methods and significant assumptions used to estimate the fair value of those instruments.  The FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.  This FSP does not require disclosures for earlier periods presented for comparative periods at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after the initial adoption.  The Company will adopt this FSP for the period ending June 30, 2009 and does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

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

The Company adopted FSP SFAS 157-2 effective January 1, 2009.  FSP SFAS 157-2 provided for a one-year deferral of the implementation of SFAS 157 for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008.  For the Company, this includes other real estate owned (“OREO”).

Upon adoption of FSP SFAS 157-4 effective March 31, 2009, the Company has provided additional disclosures relating to fair value measurement inputs and valuation techniques as well as providing SFAS 157 disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods.

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

•                  Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.  Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, U.S. Government sponsored enterprise preferred stock securities, trust preferred securities, equity swap agreements, and OREO.

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to SFAS 157.  The following table presents both financial and non-financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis.  These assets and liabilities are reported on the consolidated balance sheets at their fair values as of March 31, 2009.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of March 31, 2009
	Fair Value Measurements March 31, 2009	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Investment Securities (“AFS”)
U.S. Treasury securities	$2,513	$2,513	$—	$—
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	473,334	—	473,334	—
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	873,620	—	873,620	—
Other mortgage-backed securities
Investment grade	546,520	—	—	546,520
Non-investment grade	11,325	—	—	11,325
Corporate debt securities
Investment grade	7,658	—	6,352	1,306
Non-investment grade (1)	21,930	—	—	21,930
U.S. Government sponsored enterprise equity securities	995	—	995	—
Residual securities	53,928	—	—	53,928
Other securities	2,580	2,580	—	—
Total Investment Securities (“AFS”)	1,994,403	5,093	1,354,301	635,009

Equity Swap Agreements	11,374	—	11,374	—
Derivatives Payable	(11,509)	—	—	(11,509)

(1) Includes pooled trust preferred securities with a fair value of $14.9 million that were downgraded from investment grade to non-investment grade in April 2009.

	Assets Measured at Fair Value on a Non-Recurring Basis as of March 31, 2009
	Fair Value Measurements March 31, 2009	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In Thousands)

Mortgage Servicing Assets	$16,664	—	—	$16,664	$766
Impaired Loans	106,645	—	—	106,645	(389)
OREO	11,333	—	11,333	—	(2,738)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following table provides a reconciliation of the beginning and ending balances for available-for-sale investment securities by major security type and for major asset and liability categories measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

	Investment Securities Available-for-Sale
		Mortgage-Backed Securities		Corporate Debt Securities
	Total	Investment Grade	Non- Investment Grade	Investment Grade	Non- Investment Grade	Residual Securities	Derivatives Payable

Beginning balance, January 1, 2009	$624,351	$527,109	$10,216	$1,294	$35,670	$50,062	$(14,142)
Total gains or (losses) (1)
Included in earnings	2,903	168	1	4	(198)	2,928	2,633
Included in other comprehensive loss (unrealized) (2)	22,452	30,240	1,108	20	(14,794)	5,878	—
Purchases, issuances, sales, settlements (3)	(14,697)	(10,997)	—	(12)	1,252	(4,940)	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—	—	—
Ending balance, March 31, 2009	635,009	546,520	11,325	1,306	21,930	53,928	(11,509)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at March 31, 2009	$(2,833)	$—	$—	$—	$(200)	$—	$(2,633)

(1)          Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities.  Realized gains or losses are reported in the consolidated statements of operations.

(2)          Unrealized gains or losses as well as the noncredit portion of OTTI on investment securities are reported in accumulated other comprehensive loss, net of tax, in the consolidated statements of changes in stockholders’ equity.

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

The Company’s Level 3 available-for-sale securities include private label mortgage-backed securities, pooled trust preferred securities, and residual securities that have been retained by the Company in connection with the private label loan securitization activities.  The fair values of private label mortgage-backed securities and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157.  However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has become increasingly inactive since mid-2007.  It is the Company’s view that current broker prices on private label mortgage-backed securities and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  As such, the fair value of the private label mortgage-backed securities and pooled trust preferred securities have been below cost since the advent of the financial crisis.  Additionally, most, if not all, of these broker quotes are nonbinding.  Commencing in the third quarter of 2008, the Company amended its valuation approach by examining the facts and circumstances of each security to determine the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on each private label mortgage-backed and pooled trust preferred security.

During the first quarter of 2009, the Company continued to receive broker prices that were based on forced liquidation or distressed sales values in very inactive markets.  In accordance with FSP SFAS 157-4, the Company considered whether to place little, if any, weight on transactions that are not orderly when estimating fair value.  Although length of time and severity of impairment are among the factors to consider when determining whether a security that is other than temporarily impaired, the private label mortgage backed securities and pooled trust preferred securities have only exhibited deep declines in value since the credit crisis began.  The Company therefore believes that this is an indicator that the decline in price is solely a result of the lack of liquidity in the market for these securities and the broker quotes received stem from distressed sale transactions.  In addition, FSP EITF 99-20-1 states that the objective of an OTTI analysis is to determine whether it is probable that the Company will realize some portion of the unrealized loss.  The Company may ultimately realize an unrealized loss if it is probable that it cannot collect all contractual or estimated cash flows or if the Company will be unable to recover the entire amortized cost basis of the security.

The Company believes that the cash flow analyses which demonstrate that the realizable value of these securities are equal to their carrying values should be the primary factor considered when making a judgment about other than temporary impairment.  During the first quarter of 2009, in light of the continued illiquidity and inactivity in the markets for these types of securities, the Company again deemed it prudent to amend its valuation methodology in deriving the current values of these securities by disregarding broker prices and instead focusing solely on a discounted cash flow or income approach. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for private label mortgage-backed securities and pooled trust preferred securities, the Company has made assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the securities.

For residual securities, the valuation methodology used by the Company is based on a discounted cash flow approach utilizing several assumption factors.  Assumptions related to prepayment speeds,

forward yield curves, financial characteristics of the underlying assets, delinquency trends, and other factors are taken into consideration in determining the discount margin on residual securities.  Furthermore, the liquidity of the market for similar securities is also incorporated in the valuation analysis to better determine the fair value of residual securities.

Equity Swap Agreements – The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This deposit product, which has a term of 5 years or 5½ years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”).  The fair value of these equity swap agreements is based on the income approach.  The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  The Company’s consideration of its counterparty’s credit risk resulted in a $245 thousand adjustment to the valuation of the equity swap agreements for the quarter ended March 31, 2009.  The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

Derivatives Payable – The Company’s derivatives payable are recorded in conjunction with the certificate of deposits (“host instrument”) that pays interest based on changes in the HSCEI and are included in interest-bearing deposits on the consolidated balance sheets.  The fair value of these embedded derivatives is based on the income approach.  The Company’s consideration of its own credit risk resulted in a $109 thousand adjustment to the valuation of the derivative liabilities, and a net gain of $154 thousand was recognized in noninterest income as the net difference between the valuation of the equity swap agreements and derivatives payable for the quarter ended March 31, 2009.  The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

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

Impaired Loans – In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  Impaired loans fall within Level 3 of the fair value hierarchy since they are measured at fair value based on the most recent valuation information received of the underlying collateral.

Other Real Estate Owned (“OREO”) – The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans, are considered held-for-sale, and are recorded at the lower of cost or estimated fair value at the time of foreclosure.  The fair values of OREO properties are based on third-party appraisals, broker price opinions or accepted written offers.  These valuations are reviewed and approved by the Company’s appraisal department, credit review, or OREO department.  OREO properties are classified as Level 2 assets in the fair value hierarchy.  The OREO balance of $38.6 million included in the condensed consolidated balance sheets as of March 31, 2009 is recorded net of estimated disposal costs.

4.              STOCK-BASED COMPENSATION

The Company issues stock-based compensation to certain employees, officers and directors under share-based compensation plans.  The adoption of SFAS No. 123(R), Share-Based Payment, on January 1, 2006 has resulted in incremental stock-based compensation expense.  Since the Company has previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to SFAS No. 123R relates only to issued and unvested stock option grants.

During the three months ended March 31, 2009 and 2008, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $1.4 million and $1.6 million, respectively, with related tax benefits of $600 thousand and $654 thousand, respectively.

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

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at beginning of period	2,588,968	$20.67
Granted	43,942	6.83
Exercised	(2,200)	6.34
Forfeited	(9,142)	16.52
Outstanding at end of period	2,621,568	$20.47	3.22 years	$8

Vested or expected to vest	2,553,321	$20.41	3.15 years	$7
Exercisable at end of period	1,665,027	$19.38	1.80 years	$—

(1) Includes in-the-money options only.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected term (1)	4 years	4 years
Expected volatility (2)	60.5%	27.3%
Expected dividend yield (3)	0.6%	1.2%
Risk-free interest rate (4)	1.8%	2.3%

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

(4)          The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

During the three months ended March 31, 2009 and 2008, information related to stock options is presented as follows:

	Three Months Ended March 31,
	2009	2008

Weighted average fair value of stock options granted during the period	$3.00	$4.69
Total intrinsic value of options exercised (in thousands)	$1	$167
Total fair value of options vested (in thousands)	$1,351	$1,106

As of March 31, 2009, total unrecognized compensation cost related to stock options amounted to $3.4 million.  The cost is expected to be recognized over a weighted average period of 2.6 years.

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

A summary of the activity for restricted stock as of March 31, 2009, including changes during the three months then ended, is presented below:

	Shares	Average Price
Outstanding at beginning of period	753,165	$29.35
Granted	288,096	7.12
Vested	(28,439)	37.63
Forfeited	(69,225)	33.62
Outstanding at end of period	943,597	$22.00

The weighted average fair values of restricted stock awards granted during the three months ended March 31, 2009 and 2008 were $7.12 and $20.99, respectively.

As of March 31, 2009, total unrecognized compensation cost related to restricted stock awards amounted to $12.0 million.  This cost is expected to be recognized over a weighted average period of 2.9 years.

5.              INVESTMENT SECURITIES

An analysis of the held-to-maturity and available-for-sale investment securities portfolio is presented as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of March 31, 2009
Held-to-maturity
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$190,345	$207	$(795)	$189,757
Municipal securities	31,065	489	(445)	31,109
Corporate debt securities	402,483	3,050	(10,625)	394,908
Other mortgage-backed securities	110,906	277	(9,291)	101,892
Total investment securities held-to-maturity	$734,799	$4,023	$(21,156)	$717,666

Available-for-sale
U.S. Treasury securities	$2,509	$4	$—	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	467,439	6,299	(404)	473,334
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	865,499	9,501	(1,380)	873,620
Other mortgage-backed securities
Investment grade	621,450	—	(74,930)	546,520
Non-investment grade	13,661	—	(2,336)	11,325
Corporate debt securities
Investment grade	14,316	35	(6,693)	7,658
Non-investment grade (1)(2)	118,863	—	(96,933)	21,930
U.S. Government sponsored enterprise equity securities	3,340		(2,345)	995
Residual securities	23,031	30,897	—	53,928
Other securities	2,578	2	—	2,580
Total investment securities available-for-sale	$2,132,686	$46,738	$(185,021)	$1,994,403

Total investment securities	$2,867,485	$50,761	$(206,177)	$2,712,069

As of December 31, 2008
Held-to-maturity
Municipal securities	$5,772	$118	$—	$5,890
Corporate debt securities	116,545	904	(234)	117,215
Total investment securities held-to-maturity	$122,317	$1,022	$(234)	$123,105

Available-for-sale
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,020,355	4,762	(1,183)	1,023,934
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	373,690	6,758	(397)	380,051
Other mortgage-backed securities	645,940	—	(108,614)	537,326
Corporate debt securities (1)	116,127	266	(73,849)	42,544
U.S. Government sponsored enterprise equity securities	3,340	—	(2,156)	1,184
Residual securities	25,043	25,019	—	50,062
Other securities	2,570	10	—	2,580
Total investment securities available-for-sale	$2,189,570	$36,823	$(186,199)	$2,040,194

Total investment securities	$2,311,887	$37,845	$(186,433)	$2,163,299

(1) As of December 31, 2008, the Company recorded an OTTI charge of $13.6 million for corporate debt securities, $55.3 million for U.S. Government sponsored enterprise equity securities, and $4.3 million for Other securities.  Upon adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the noncredit portion of previously recognized OTTI for pooled trust preferred securities totaling $14.0 million, on a pre-tax basis, from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.  Additionally, upon implementation of this FSP, the Company recorded $200 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $7.6 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income as of March 31, 2009.

(2) Includes pooled trust preferred securities with a fair value of $14.9 million that were downgraded from investment grade to non-investment grade in April 2009.

The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value.  The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.  The Company assesses that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, the Company believes the current broker prices obtained on the private label mortgage-backed securities and pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  The fair values of private label mortgage-backed securities and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157.  However, in light of these circumstances, the Company has modified its approach in determining the fair values of these securities.  Each of these securities will be individually examined for the appropriate valuation methodology based on a discounted cash flow approach.  In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates.

The following table shows the Company’s rollforward of the amount related to credit losses:

Three Months Ended March 31, 2009
(In thousands)
Beginning balance, January 1, 2009	$—
Addition of OTTI that was not previously recognized	(200)
Reduction for securities sold during the period	—
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—
Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Ending balance, March 31, 2009	$(200)

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2009

Held-to-maturity
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$104,205	$(795)	$—	$—	$104,205	$(795)
Municipal securities	12,312	(445)	—	—	12,312	(445)
Corporate debt securities	235,313	(10,625)	—	—	235,313	(10,625)
Other mortgage-backed securities	69,048	(9,291)			69,048	(9,291)
Total temporarily impaired securities held-to-maturity	$420,878	$(21,156)	$—	$—	$420,878	$(21,156)
Available-for-sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	91,148	(404)	—	—	91,148	(404)
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	254,214	(1,380)	—	—	254,214	(1,380)
Other mortgage-backed securities
Investment grade	—	—	546,520	(74,930)	546,520	(74,930)
Non-investment grade	—	—	11,325	(2,336)	11,325	(2,336)
Corporate debt securities
Investment grade	—	—	5,608	(6,693)	5,608	(6,693)
Non-investment grade	4,307	(18,590)	17,622	(78,343)	21,929	(96,933)
U.S. Government sponsored enterprise equity securities	995	(2,345)	—	—	995	(2,345)
Total temporarily impaired securities available-for-sale	$350,664	$(22,719)	$581,075	$(162,302)	$931,739	$(185,021)

Total temporarily impaired securities	$771,542	$(43,875)	$581,075	$(162,302)	$1,352,617	$(206,177)

As of December 31, 2008

Municipal securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	40,057	(234)	—	—	40,057	(234)
Total temporarily impaired securities held-to-maturity	$40,057	$(234)	$—	$—	$40,057	$(234)

Available-for-sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	143,727	(1,183)	—	—	143,727	(1,183)
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	72,245	(397)	—	—	72,245	(397)
Other mortgage-backed securities	17,984	(3,339)	519,090	(105,275)	537,074	(108,614)
Corporate debt securities	4,016	(2,946)	34,611	(70,903)	38,627	(73,849)
U.S. Government sponsored enterprise equity securities	1,184	(2,156)	—	—	1,184	(2,156)
Total temporarily impaired securities available-for-sale	$239,156	$(10,021)	$553,701	$(176,178)	$792,857	$(186,199)

Total temporarily impaired securities	$279,213	$(10,255)	$553,701	$(176,178)	$832,914	$(186,433)

Corporate Debt Securities (Held-to-Maturity)

As of March 31, 2009, the fair value of the Company’s held-to-maturity corporate debt securities totaled $394.9 million, of which $235.3 million were in an unrealized loss position for less than 12 months.  Total gross unrealized losses on these securities amounted to $10.6 million, or 3% of the aggregate amortized cost basis of held-to-maturity corporate debt securities.  These securities mature within 5 years or less and have an investment grade rating of BBB or better as of March 31, 2009.  Due to their relatively short maturity dates, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of March 31, 2009.

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized losses in the available-for-sale portfolio at March 31, 2009 are related to pooled trust preferred debt securities.  As of March 31, 2009, the Company had $23.2 million in pooled trust preferred debt securities available-for-sale, representing 1% of total investment securities available-for-sale portfolio.  In April 2009, all of the Company’s pooled trust preferred securities were downgraded, of which one pooled trust preferred security was downgraded to an investment grade rating of BBB, two pooled trust preferred securities were downgraded to a non-investment grade rating of CC, and ten pooled trust preferred securities were downgraded to a non-investment grade rating of C.  As of March 31, 2009, these debt instruments had gross unrealized losses amounting to $97.7 million, or 81% of the total amortized cost basis of these securities, comprised of $83.8 million and $804 thousand that are non-investment grade and investment grade, respectively.  Included in the $97.7 million in gross unrealized losses, is the reclassification of $14.0 million, or $8.1 million on a net of tax basis, in previously recognized noncredit-related impairment losses from the opening balance of retained earnings to other comprehensive income.  This reclassification was recorded as of March 31, 2009 pursuant to the provisions of FSP FAS 115-2 and FAS 124-2.  Additionally, total gross unrealized losses on pooled trust preferred securities as of March 31, 2009 also include $13.2 million, or $7.6 million on a net of tax basis, in noncredit-related impairment losses recorded during the first quarter of 2009 pursuant to the provisions of FSP FAS 115-2 and FAS 124-2.

The Company attributes these unrealized losses primarily to the current absence of liquidity in the credit markets and not due to the deterioration in credit quality.  Almost all of the pooled trust preferred securities held by the Company have underlying collateral issued by banks and insurance companies.  Based on the Company’s cash flow analysis as of March 31, 2009, the majority of these pooled trust preferred securities are overcollateralized and have subordination structures that management believes will afford sufficient principal and interest protection.  The Company has performed a cash flow sensitivity analysis to estimate the maximum collateral that could default and still provide sufficient cash flows that would enable the Company to recover its cost.  With the exception of one C-rated pooled trust preferred security that experienced a substantial increase in deferrals and defaults in the pool, the Company has determined, based on the results of the sensitivity analysis, that the cushion, or percent of additional collateral that can be deferred on the remaining securities without causing the realizable value to be less than the Company’s recorded investment, ranged from 2% to 45%.

During the first quarter of 2009, as a result of the Company’s cash flow analysis, it was determined that one C-rated trust preferred security that experienced a substantial increase in deferring and defaulting securities in the pool will not attain a 100% overcollateralization ratio and that the excess cash flows will not be sufficient to pay down the outstanding amounts due in the future.  Since the Company does not plan to sell the security and it is not more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis in accordance with FSP FAS 115-2 and FAS 124-2, the Company bifurcated the impairment on this security between the credit-related component and the component related to all other factors (i.e. noncredit-related).  In applying the methodology described in SFAS 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, the Company determined the amount of credit loss by discounting the expected future cash flows by the effective yield of the security, and recorded an impairment loss of $13.4 million, of which $200 thousand was a pre-tax credit loss recorded through earnings.  The remaining $13.2 million, or $7.6 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income as of March 31, 2009.

In addition to the cash flow sensitivity analysis, the Company also performed a default stress test analysis on all bank issuers of the underlying pooled trust preferred securities to identify issuers that are currently exhibiting signs of weakness or may be susceptible to potential problems that could lead to the possibility of future default or deferrals on these securities.  The default stress test includes an analysis of each issuer’s capital ratios, earnings levels, credit quality ratios, and liquidity ratios.  The Company will continue to monitor the solvency, liquidity, and credit risk profiles of these issuers on a quarterly basis.  The Company believes that the recent bailout program passed by the U.S. government to provide for an injection of capital reduces the risk of default by bank issuers and increases the probability that the liquidity in this market and the prices of the Company’s securities will improve in the future.

Based on the results of the cash flow sensitivity and default stress test analyses, the Company believes that it will be able to collect all amounts due on these securities.  Additionally, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these securities, with the exception of the C-rated security discussed above, to be other-than-temporarily impaired as of March 31, 2009.

During 2008 and 2007, the Company recorded $13.6 million and $405 thousand, respectively, in non-credit related impairment losses on three pooled trust preferred securities due to rating downgrades caused by increases in market spreads, concerns regarding the housing market, and lack of liquidity in the markets.  None of these securities have experienced any credit-related losses for which OTTI was previously recorded.  As previously mentioned, upon the implementation of FSP FAS 115-2 and FAS 124, the Company reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2008 and 2007 through other comprehensive income as of March 31, 2009.

Mortgage-backed Securities (Held-to-Maturity)

As of March 31, 2009, the aggregate fair value of the Company’s AAA-rated non-agency held-to-maturity mortgage-backed securities amounted to $101.9 million, of which $69.0 million were in an unrealized loss position for less than 12 months.  These securities are collateralized by single family loans and secured by the first lien on these residential properties.  Total gross unrealized losses on these securities amounted to $9.3 million, or 8% of the aggregate amortized cost basis of held-to-maturity mortgage-backed securities.  The decline in fair values of these securities is due to widening market spreads, concerns regarding the downturn in the housing market, and lack of liquidity in the market.  However, these securities have strong credit support, low loan-to-values, low delinquency, and low foreclosure/OREO ratios.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of March 31, 2009.

Mortgage-backed Securities (Available-for-Sale)

As of March 31, 2009, the Company’s portfolio of available-for-sale mortgage-backed securities had an aggregate fair value of $557.8 million, which includes $528.9 million in AAA-rated and AA-rated private label securities retained in connection with the Company’s loan securitization activities.  Mortgage-backed securities represent 28% of the total available-for-sale investment portfolio as of March 31, 2009.  The Company’s entire portfolio of private label mortgage-backed securities has been in an unrealized loss position for more than twelve months as of March 31, 2009.  Gross unrealized losses on private label mortgage-backed securities totaled $71.2 million, or 12% of the aggregate amortized cost basis of these securities.  These unrealized losses are caused by lack of liquidity and widening market spreads resulting from instability in the residential real estate and credit markets.  The underlying loans are not subprime in nature and were originated by the Bank in accordance with our customary underwriting standards.  The securities are supported by overcollateralization as of March 31, 2009.  Additionally, these securities are insured by a monoline insurance provider who was recently rated as Aa2 and A+ by two major rating agencies.  The Company has experienced no credit related losses from these securities and only 0.14% of the underlying loan collateral have been charged off.  The Company also has one BB-rated mortgage-backed security with a fair value of $11.3 million as of March 31, 2009.  This security has been in an unrealized loss position for twelve months or longer, with the gross unrealized loss amounting to $2.3 million, or 17% of its amortized cost basis as of March 31, 2009.  This security is supported by overcollateralization as of March 31, 2009.  Under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, the Company determined that there were no adverse changes in cash flows related to its portfolio of available-for-sale investment and non-investment grade mortgage backed securities.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of March 31, 2009.

Government-Sponsored Equity Preferred Stock

In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac.  The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded from BBB- to C reflecting the cessation of dividend payments on these securities.  These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate.  The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock.  As the assessment on the status of any resumption in dividend payments on these securities was uncertain, the Company recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008.  As of March 31, 2009, the fair value of these preferred stock securities was $995 thousand.  Gross unrealized losses on these securities, all of which is less than twelve months in duration, amounted to $2.3 million as of March 31, 2009, or 70% of the aggregate amortized cost basis of these securities.  The value of these preferred securities have been very volatile and in the first quarter of 2009, these securities have traded above their carrying values.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these remaining securities to be other-than-temporarily impaired as of March 31, 2009.

Residual Securities

The Company retains residual securities in securitized mortgage loans in connection with certain of its securitization activities.  The fair value of residual securities is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans.  Fair value is estimated based on a discounted cash flow analysis.  These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities.  As of March 31, 2009, the aggregate fair value of residual securities totaling $53.9 million is based on a weighted average remaining life of 8.02 years, a weighted average projected prepayment rate of 19%, a weighted average expected credit loss rate of 0.06%, and a weighted average discount rate of 15%.  At December 31, 2008, the aggregate fair value of residual securities amounting to $50.1 million is based on a weighted average remaining life of 6.64 years, a weighted average projected prepayment rate of 21%, a weighted average expected credit loss rate of 0.07%, and a weighted average discount rate of 15%.

The Company has seventeen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of March 31, 2009.  These securities are comprised of twelve corporate debt securities with a total fair value of $23.2 million and five mortgage-backed securities with a total fair value of $557.8 million.  As of March 31, 2009, there were also 115 securities that have been in a continuous unrealized loss position for less than twelve months.  The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of March 31, 2009.

The scheduled maturities of investment securities at March 31, 2009 are presented as follows:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$207,794	$206,245	$32,974	$33,227
Due after one year through five years	317,354	311,749	138,988	139,955
Due after five years through ten years	55,648	54,993	195,721	199,824
Due after ten years	154,003	144,679	1,761,663	1,620,402
Indeterminate maturity	—	—	3,340	995
Total	$734,799	$717,666	$2,132,686	$1,994,403

6.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill remained at $337.4 million at March 31, 2009 and December 31, 2008.  Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant.  The Company records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill.  Subsequent reversals of goodwill impairment are prohibited.

During the first quarter of 2009, both the U.S. and global financial markets continued to experience volatility and the effect of such volatility continued to unfavorably impact the market prices of banking stocks, including the Company’s.  As of March 31, 2009, the Company’s market capitalization based on total outstanding common and preferred shares was $609.0 million and its total stockholders’ equity was $1.54 billion.  As a result, the Company performed an impairment analysis as of March 31, 2009 to determine whether and to what extent, if any, recorded goodwill was impaired.  The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts.  If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

During the first quarter of 2009, the Company re-aligned its management reporting structure and identified three business divisions that meet the criteria of an operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  Based on the criteria defined in SFAS No. 131, the Company’s three operating segments are Retail Banking, Commercial Banking, and Other.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company determined that there were no additional reporting units below each operating segment and therefore reporting units are equivalent to the operating segments.  See Note 10 to the Company’s condensed consolidated financial statements presented elsewhere in this report for a further discussion of the revised business segments.

In order to determine the fair value of the reporting units, a combined income and market approach was used.  Under the income approach, the Company provided a net income projection for the next 5 years plus a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units.  Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus.  The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit.  The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs.  Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value.  As a result of this analysis, the Company determined there was no goodwill impairment at March 31, 2009 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill.  No assurance can be given that goodwill will not be written down in future periods.  The Company did not record any goodwill impairment loss during the first three months of 2008.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed from various acquisitions.  Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant.  The gross carrying amount of deposit premiums totaled $43.0 million as of March 31, 2009 and December 31, 2008, with related accumulated amortization expense amounting to $22.1 million and $21.0 million, respectively, as of March 31, 2009 and December 31, 2008.  During the first quarter of 2008, the Company recorded an $855 thousand impairment loss on deposit premiums initially recorded for the Desert Community Bank (“DCB”) acquisition due to higher than anticipated runoffs in certain deposit categories.  The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits.

The following table provides the estimated amortization expense of premiums on acquired deposits for 2009 and the succeeding four years as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2009	$4,369
2010	3,858
2011	3,378
2012	2,602
2013	1,707

7.              ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Allowance balance, beginning of period	$178,027	$88,407
Allowance for unfunded loan commitments and letters of credit	(1,008)	(904)
Provision for loan losses	78,000	55,000
Chargeoffs:
Single family real estate	3,853	75
Multifamily real estate	1,746	—
Commercial real estate	2,796	—
Land	12,523	5,081
Construction	18,443	8,565
Commercial business	19,459	11,816
Automobile	8	29
Other consumer	1,312	17
Total chargeoffs	60,140	25,583

Recoveries:
Single family real estate	21	—
Multifamily real estate	122	—
Commercial and industrial real estate	6	3
Construction	119	—
Commercial business	281	180
Automobile	22	17
Total recoveries	571	200
Net chargeoffs	59,569	25,383
Allowance balance, end of period	$195,450	$117,120
Average loans outstanding	$8,197,173	$8,955,257
Total gross loans outstanding, end of period	$8,064,315	$8,849,201
Annualized net chargeoffs to average loans	2.91%	1.13%
Allowance for loan losses to total gross loans, end of period	2.42%	1.32%

At March 31, 2009, the allowance for loan losses amounted to $195.5 million, or 2.42% of total loans, compared with $178.0 million or 2.16% of total loans, at December 31, 2008, and $117.1 million or 1.32% of total gross loans as of March 31, 2008.  The increase in the allowance for loan losses is primarily due to the $78.0 million in provisions for loan losses recorded during the three months ended March 31, 2009.  In comparison, $55.0 million in loss provisions were recorded during same period in 2008.  During the first quarter of 2009, the Company continued to be impacted by the sustained real estate downturn and recessionary economy in California.  This was evidenced by the increased levels of net chargeoffs, nonperforming assets, and delinquent loans.  During the three months ended March 31, 2009, the Company recorded $59.6 million in net chargeoffs, compared to $25.4 million in net chargeoffs recorded during the first three months of 2008.

8.              COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements.  As of March 31, 2009 and December 31, 2008, respectively, undisbursed loan commitments amounted to $1.34 billion and $1.47 billion, respectively.  Commercial and standby letters of credit amounted to $686.4 million and $696.4 million as of March 31, 2009 and December 31, 2008, respectively.

Guarantees — From time to time, the Company securitizes loans with recourse in the ordinary course of business.  For loans that have been securitized with recourse, the recourse component is considered a guarantee.  When the Company securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of March 31, 2009, total loans securitized with recourse amounted to $521.9 million and were comprised of $60.7 million in single family loans with full recourse and $461.2 million in multifamily loans with limited recourse.  In comparison, total loans securitized with recourse amounted to $544.5 million at December 31, 2008, comprised of $62.4 million in single family loans with full recourse and $482.1 million in multifamily loans with limited recourse.  The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans.  All of these transactions represent securitizations with Fannie Mae.  The Company’s recourse reserve related to loan securitizations totaled $1.2 million as of March 31, 2009 and December 31, 2008, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  Despite the challenging conditions in the real estate market, the Company continues to experience relatively minimal losses from the single family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan.  When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of March 31, 2009 and December 31, 2008, the amount of loans sold without recourse totaled $703.5 million and $693.5 million, respectively.  Total loans securitized without recourse amounted to $1.03 billion and $1.04 billion, respectively, at March 31, 2009 and December 31, 2008.  The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2009.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

9.              STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering - In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A preferred shares”), with a liquidation preference of $1,000 per share.  The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting underwriting discounts, commissions and offering expenses.  The holders of the Series A preferred shares will have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares.  This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23,

2008 of $12.56 per share.  On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock.  Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 15, May 15, August 15 and November 15 of each year.  The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings.

Series B Preferred Stock Offering - On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred shares”), with a liquidation preference of $1,000 per share.  The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S.Treasury’s Capital Purchase Program (“TCPP”).  The Series B preferred shares will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum.  The Series B preferred shares are transferable by the U.S. Treasury at any time.  Subject to the approval of the Federal Reserve Board, the Series B preferred shares are redeemable at the option of the Company at 100% of liquidation preference (plus any accrued and unpaid dividends), provided, however, that the Series B preferred shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Stock Purchase Agreement) in excess of $76,636,500, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings.

Warrants — During 2008, in conjunction with the Series B preferred stock offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrant may be exercised, with an allocated fair value of $25.2 million.  The warrant may be exercised at any time on or before December 5, 2018.  The U.S. Treasury may not transfer a portion of the warrants with respect to more than one-half of the original number of shares of common stock until the earlier of the successful completion of an offering of replacement Tier 1 capital of at least $306.5 million and December 31, 2009.  The warrants, and all rights under the warrants, are otherwise transferable. As of March 31, 2009, there were 3,035,109 warrants remaining.

Stock Repurchase Program — During 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company’s common stock.  The Company did not repurchase any shares during the three months ended March 31, 2009 in connection with this stock repurchase program.

Quarterly Dividends — On January 27, 2009, the Company’s Board of Directors declared first quarter preferred stock cash dividends of $20.00 per share on its Series A preferred shares payable on or about February 1, 2009 to shareholders of record on January 15, 2009.  On February 17, 2009, the Company’s Board of Directors declared and paid quarterly preferred cash dividends on its Series B preferred shares.  Total cash dividends accrued and paid in conjunction with the Company’s Series A and B preferred stock amounted to $7.7 million during the three months ended March 31, 2009.

On January 27, 2009, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.02 per share payable on or about February 24, 2009 to shareholders of record on February 10, 2009.  The Board authorized the reduction of the common stock dividend to $0.02 per share for the first quarter of 2009, compared to the $0.10 per share paid in previous quarters, in order to preserve capital.  Cash dividends totaling $929 thousand were paid to the Company’s common shareholders during the first quarter of 2009.

Earnings (Loss) Per Share (“EPS”) — The actual number of shares outstanding at March 31, 2009 was 63,951,931.  Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.  In accordance with SFAS No. 128, Earnings Per Share, due to the net loss recorded during the three months ended March 31, 2009, incremental shares resulting from the assumed conversion, exercise, or contingent issuance of securities are not included as their effect on earnings or loss per share would be antidilutive.

The following table sets forth (loss) earnings per share calculations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009			2008
	Net (loss) available to common stockholders	Number of Shares	Per Share Amounts	Net income available to common stockholders	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net (loss) income as reported	$(22,466)			$5,044
Less: Preferred stock dividends and amortization of preferred stock discount	(8,743)			—
Basic (loss) earnings per share	$(31,209)	62,998	$(0.50)	$5,044	62,485	$0.08

Effect of dilutive securities:
Stock options	—	—	—	—	356
Restricted stock	—	—	—	—	108	—
Stock warrants	—	—	—	—	—	—
Diluted (loss) earnings per share	$(31,209)	62,998	$(0.50)	$5,044	62,949	$0.08

The following outstanding convertible preferred stock, stock options, and restricted stock for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Convertible preferred stock	12,772	—
Stock options	2,570	908
Restricted stock	779	—

10.       BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall.  The Company had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other.  The Bank’s strategic focus has been shifting and evolving over the last several years which has influenced how the chief operating decision maker views the Company’s business operations and assesses its economic performance.  Specifically, the Company’s business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking.  A third segment, which is comprised of a combination of our previous operating segments—Treasury and Other, provides broad administrative support to these two core segments.  As a result of this evolution in the Company’s strategic focus, the Company realigned its segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment in accordance with SFAS No. 131.  The objective of combining certain segments under a new reporting structure was to better align the Company’s service structure with its customer base, and to more efficiently manage the complexities and challenges impacting the Company’s current business environment.

The retail banking segment focuses primarily on retail operations through the Bank’s branch network.  The commercial banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices.  Furthermore, the Company’s commercial lending segment also offers a wide variety of international finance and trade services and products.  The former residential lending segment has been combined with the retail banking segment due to the consumer-centric nature of the products and services offered by these two segments as well as the synergistic relationship between these two units in generating consumer mortgage loans.  The remaining centralized functions, including the former treasury segment, and eliminations of intersegment amounts have been aggregated and included in “Other.”

Given the significant decline in short-term and long-term interest rates since 2007, the Company reassessed its transfer pricing assumptions during the first quarter of 2009 to be consistent with its goal of growing core deposits and originating profitable, good credit quality loans.  Changes to the Company’s funds transfer pricing assumptions were made with the intent to promote core deposit growth and, given the Bank’s recent credit experience, to better reflect the current risk profiles of various loan categories within the credit portfolio.  Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions.  The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins.  Changes to the Company’s transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

The changes in transfer pricing assumptions that the Company implemented during the first quarter of 2009 have not been reflected in the segment results for the first quarter of 2008 due to lack of readily available information that is necessary to restate previously reported results.  The Company has, however, performed a high level assessment of the impact of these transfer pricing assumption changes to the various operating segments.  Based on this assessment, the Company determined that the impact of these changes was not significant overall and would have been favorable to the segment pretax profit (loss) results for the retail banking and other segments but unfavorable to the commercial banking segment.  Additionally, the changes in transfer pricing assumptions implemented during the first quarter of 2009 would not have altered the conclusion of the Company’s goodwill impairment test performed as of March 31, 2008, had these assumptions been retroactively implemented during the first quarter of 2008.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses.  Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics.  Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business.  Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume.  The provision for credit losses is allocated based on actual chargeoffs for the period as well as average loan volume for each segment during the period.  The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	Retail Banking	Commercial Banking	Other	Total
	(In thousands)

Interest income	$55,010	$63,059	$26,854	$144,923
Charge for funds used	(15,283)	(15,030)	(56,866)	(87,179)
Interest spread on funds used	39,727	48,029	(30,012)	57,744
Interest expense	(27,008)	(4,696)	(33,538)	(65,242)
Credit on funds provided	41,739	4,600	40,840	87,179
Interest spread on funds provided	14,731	(96)	7,302	21,937
Net interest income (expense)	$54,458	$47,933	$(22,710)	$79,681

Provision for loan losses	$34,115	$43,885	$—	$78,000
Depreciation, amortization and accretion	1,960	255	3,592	5,807
Goodwill	320,566	16,872	—	337,438
Segment pretax profit (loss)	(11,706)	(6,903)	(17,322)	(35,931)
Segment assets	6,489,624	4,864,092	1,210,808	12,564,524

	Three Months Ended March 31, 2008
	Retail Banking	Commercial Banking	Other	Total
	(In thousands)

Interest income	$76,046	$93,048	$18,090	$187,184
Charge for funds used	(44,970)	(51,797)	(9,862)	(106,629)
Interest spread on funds used	31,076	41,251	8,228	80,555
Interest expense	(42,003)	(4,095)	(41,467)	(87,565)
Credit on funds provided	64,607	5,644	36,378	106,629
Interest spread on funds provided	22,604	1,549	(5,089)	19,064
Net interest income	$53,680	$42,800	$3,139	$99,619

Provision for loan losses	$31,282	$23,718	$—	$55,000
Depreciation, amortization and accretion	3,259	221	1,799	5,279
Goodwill	319,882	17,694	—	337,576
Segment pretax profit (loss)	(5,095)	10,523	2,214	7,642
Segment assets	6,606,955	5,430,389	(277,134)	11,760,210

11.       SUBSEQUENT EVENTS

On April 27, 2009, the Company’s Board of Directors approved the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock.  The dividend is payable on or about May 1, 2009 to shareholders of record as of April 15, 2009.   The Board also authorized the payment of second quarter dividends on the Company’s Series B preferred stock to be paid on May 15, 2009.

The Board also declared a dividend of $0.01 per share on the Company’s common stock payable on or about May 26, 2009 to shareholders of record as of May 18, 2009.  This represents a reduction from the previous quarterly dividend rate of $0.02 per share paid to common shareholders during the first quarter of 2009.  The Board-authorized reduction in common stock dividends is consistent with the Company’s continuing efforts to preserve capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries.  This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations.  This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, and the condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

The following is a summary of the areas which require more judgmental and complex accounting estimates and principles.  In each area, we have identified the variables most important in the estimation process.  We have used the best information available to make the estimations necessary to value the related assets and liabilities.  Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

•                  fair valuation of financial instruments;

•                  investment securities;

•                  allowance for loan losses;

•                  other real estate owned;

•                  loan sales;

•                  goodwill impairment; and

•                  share-based compensation

Our significant accounting policies are described in greater detail in our 2008 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the first quarter of 2009, we continued to face credit challenges brought about by the downturn in the real estate market and the recessionary economy in California as evidenced by elevated levels of net chargeoffs, nonperforming loans, and delinquent loans.  Although we continued to face challenges on the credit front as anticipated, our core profitability, as well as our liquidity, capital and loan loss allowance positions remain strong.  During the first quarter of 2009, we continued to build on measures and initiatives that we undertook throughout 2008 to strengthen our balance sheet and to provide a solid foundation for strong earnings and growth when the market turns.

During the first quarter of 2009, we experienced strong deposit growth with total deposits increasing to a record $8.45 billion as of March 31, 2009, representing a 4% or $312.1 million, increase over year-end 2008.  This increase in total deposits was predominantly due to a 14% or $467.8 million increase in our core deposit base as of March 31, 2009 relative to December 31, 2008.  Since mid-2008, we have experienced strong deposit momentum through both our retail branch network and our commercial deposit platforms despite volatile and challenging market conditions.  As a result of this increase in core deposits, we were able to pay down higher cost FHLB advances which decreased $120.0 million or 9% to $1.23 billion as of March 31, 2009.  We intend to pay down higher cost FHLB advances totaling $510.0 million throughout the remainder of 2009.  Both our cost of deposits and cost of funds decreased 33 basis points during the first quarter of 2009, relative to year-end 2008.  Our cost of deposits decreased to 1.81% for the first quarter of 2009, compared to 2.14% for the fourth quarter of 2008, while our cost of funds decreased to 2.44% for the first quarter of 2009, from 2.77% for the fourth quarter of 2008.  Our ongoing efforts to deleverage our balance sheet have resulted in a lower loan to deposit ratio of 95% at March 31, 2009, compared to 101% at December 31, 2008 and 110% at September 30, 2008.

Our total borrowing capacity and holdings of cash and cash equivalents increased to $3.55 billion as of March 31, 2009, compared to $3.34 billion as of December 31, 2008.  As of March 31, 2009, we had $541.1 million in cash and cash equivalents and approximately $3.01 billion in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“FRB”) and federal funds facilities with several financial institutions.  We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations.

Our capital position also remains strong.  We raised a total $506.5 million in capital during 2008 through the issuance of $200.0 million of convertible preferred stock in April 2008 and the issuance of $306.5 million of preferred equity in December 2008 as a participant in the TARP CPP.  These issuances of preferred stock have bolstered our capital ratios well above regulatory minimums and “well-capitalized” thresholds for banks.  As of March 31, 2009, our total risk-based capital ratio was 15.65% or $583.3 million more than the 10.00% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 13.67% and our Tier 1 leverage ratio of 11.47% as of March 31, 2009 also significantly exceeded regulatory guidelines for well-capitalized banks.

Nonperforming assets totaled $303.8 million representing 2.42% of total assets at March 31, 2009.  This compares to $263.9 million or 2.12% of total assets at December 31, 2008.  Nonperforming assets as of March 31, 2009 are comprised of nonaccrual loans totaling $248.0 million, other real estate owned (“OREO”) totaling $38.6 million, and loans modified or restructured amounting to $17.2 million.  Included in nonaccrual loans as of March 31, 2009 are loans totaling $69.3 million which were not 90 days past due as of March 31, 2009, but have been classified as nonaccrual due to concerns surrounding collateral values and future collectibility.  Nonaccrual loans experienced the largest increase from commercial real estate loans, which increased to $55.2 million as of March 31, 2009 from $24.7 million as of December 31, 2008, primarily due to one lending relationship comprised of several loans where the borrower filed for bankruptcy towards the end of the first quarter of 2009.  The net book value of total loans for this lending relationship amounted to $49.2 million as of March 31, 2009, which was collateralized by 23 different properties comprised of land, residential and income producing commercial real estate located in the downtown Los Angeles region.  Although interest payments of all of these loans were current or under 90 days delinquent, these loans were classified nonaccrual loans as of March 31, 2009.

We continue to proactively identify, quantify, and reduce our exposure to problem loans.  We believe that the early identification of problem loans and potential future problem loans has enabled us to resolve credit issues with substantially less risk and ultimate losses.  At March 31, 2009, the allowance for loan losses amounted to $195.5 million or 2.42% of total gross loans, compared to $178.0 million or 2.16% as of December 31, 2008.  We recorded $78.0 million in loan loss provisions during the first quarter of 2009, compared to $43.0 million and $55.0 million recorded during the fourth and first quarters of 2008, respectively.  Total net chargeoffs amounted to $59.6 million during the first quarter of 2009, compared to $41.5 million during the fourth quarter of 2008 and $25.6 million during the first quarter of 2008.  These elevated chargeoff levels that we experienced during 2008 and the first quarter of 2009 reflect the proactive actions that we have taken to identify and manage our problem loans and reduce our ultimate loss exposures as we wrote down loans that we believed to be impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended.

Despite a sizeable loss provision recorded during the first quarter of 2009, our core operating earnings remained profitable during the period.  The $22.5 million, or $(0.50) per share, net loss we recorded during the first quarter of 2009 includes $78.0 million in loan loss provisions.  Excluding loan loss provisions, our core pretax operating income was $42.3 million for the first quarter of 2009.  This compares to $41.4 million and $62.6 million in core pretax operating earnings during the fourth quarter of 2008 and first quarter of 2008, respectively.

Net interest income decreased to $79.7 million during the quarter ended March 31, 2009, compared with $99.6 million during the first quarter in 2008.  During the first quarter of 2009, our net interest margin increased 2 basis points, compared with 2.72% during the fourth quarter of 2008 and decreased 89 basis points, compared with the first quarter of 2008.  Relative to the first quarter of 2008, our net interest margin during the quarter ended March 31, 2009 decreased as a result of the sharp decline in interest rates prompted by several consecutive Federal Reserve rate cuts, the reversal of interest from nonaccrual loans, and the reinvestment of loan payoffs into lower yielding Treasury securities and other short-term investments.  We anticipate our net interest margin to increase during the remainder of 2009, relative to first quarter of 2009, as we continue to increase our core deposit base and pay down higher cost FHLB advances.

Total noninterest income decreased 13% to $13.8 million during the first quarter of 2009, compared with $15.9 million for the corresponding quarter in 2008.  The decrease in noninterest income is primarily due to lower letters of credit fees and commissions and lower net gains on sales of loans and available-for-sale investment securities.  These decreases were partially offset by higher branch-related revenues and ancillary loan fees during the first quarter of 2009.  Core noninterest income increased to $10.4 million during the first quarter of 2009, compared to $9.6 million during the same period in 2008, which excludes the impact of non-cash OTTI charges of $200 thousand during the first quarter of 2009 and none during the first quarter of 2008, as well as net gains on sales of investment securities of $3.5 million and $4.3 million during the first quarter of 2009 and first quarter of 2008, respectively, and loans and other assets of $33 thousand and $1.9 million during the first quarter of 2009 and first quarter of 2008, respectively.  We believe that core noninterest income is a strong indicator of our stable core earnings.

Total noninterest expense decreased 3% to $51.4 million during the first quarter of 2009, compared with $52.9 million for the same period in 2008.  The decrease in total noninterest expense during the first quarter of 2009, relative to the same quarter in 2008, can be attributed predominantly to lower staffing levels and a reduction in related benefits and incentive program expenses.  These decreases were partially offset by rising OREO expenses and credit cycle related expenses as well as higher deposit insurance premiums and regulatory assessments.  Our efficiency ratio, which represents noninterest expense (excluding amortization and impairment losses on intangible assets and amortization of investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, was 51.80% during the first quarter of 2009 compared with 41.93% during the same quarter of 2008.  We will continue to focus on cost management throughout the remainder of 2009.

Total consolidated assets at March 31, 2009 increased to $12.56 billion, compared with $12.42 billion at December 31, 2008.  The net increase in total assets is comprised predominantly of increases of held-to-maturity investment securities of $612.5 million and short-term investments of $100.8 million.  These increases were partially offset by decreases in cash and cash equivalents of $337.8 million, net loans receivable of $203.5 million, and available-for-sale investment securities of $45.8 million.  Total liabilities increased 1% to $11.03 billion as of March 31, 2009, compared to $10.87 billion as of December 31, 2008.  The net increase in liabilities is primarily due to an increase in total deposits of $312.1 million, partially offset by decreases in FHLB advances of $120.0 million and federal funds purchased of $28.0 million.

Total average assets increased 6% to $12.50 billion during the first quarter of 2009, compared to $11.79 billion for the first quarter of 2008, due primarily to growth in average short-term investments, and average held-to-maturity and available-for-sale investment securities.  Total short-term investments rose 856% to $731.6 million during the first quarter of 2009, compared to $76.5 million during the first quarter of 2008.  Similarly, total average investment securities increased 47% to $2.70 billion during the quarter ended March 31, 2009 from $1.84 billion during the first quarter of 2008.  The increases in both average short-term investments and average investment securities can be attributed to proceeds received in conjunction with our issuance of Series B preferred stock during December 2008, the notable increase in our deposit base during the first quarter of 2009, as well as the reinvestment of a portion of our loan payoffs into short-term securities and investment securities.  Total average deposits rose 13% during the first quarter of 2009 to $8.31 billion, compared to $7.33 billion for the same quarter in 2008, with the largest increases coming from money market accounts and time deposits.

As of March 31, 2009, we updated our goodwill impairment analysis to determine whether and to what extent our goodwill asset was impaired.  As a result of this updated analysis, we determined that there was no goodwill impairment at March 31, 2009.

On April 27, 2009, the Board of Directors authorized a further reduction in our common stock dividend to $0.01 per share commencing in the second quarter of 2009, as compared with $0.02 per share paid during the first quarter of 2009 and the $0.10 per share paid in quarters previous to 2009.  Despite our strong capital position, we believe the reduction in our common stock dividend payout to be both a responsible and prudent decision to preserve capital during this period of prolonged economic uncertainty.

Results of Operations

Net loss for the first quarter of 2009 totaled $22.5 million, compared with net income of $5.0 million for the first quarter of 2008.  On a per diluted share basis, net (loss) income was ($0.50) and $0.08 for the first quarter of 2009 and first quarter of 2008, respectively.  During the first quarter of 2009, our operating results were significantly impacted by $78.0 million in loan loss provisions, partially offset by a higher benefit for income taxes.  Our annualized return on average total assets decreased to (0.72%) for the quarter ended March 31, 2009, from 0.17% for the same period in 2008.  The annualized return on average stockholders’ equity decreased to (11.69%) for the first quarter of 2009, compared with 1.74% for the first quarter of 2008.

Components of Net (Loss) Income

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net interest income	$79.7	$99.6
Provision for loan losses	(78.0)	(55.0)
Noninterest income	13.8	15.9
Noninterest expense	(51.4)	(52.9)
Benefit (provision) for income taxes	13.4	(2.6)
Net (loss) income	$(22.5)	$5.0

Annualized return on average total assets	-0.72%	0.17%
Annualized return on average total equity	-5.83%	1.74%
Annualized return on average common equity	-11.69%	1.74%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities.  Net interest income for the first quarter of 2009 totaled $79.7 million, a 20% decrease over net interest income of $99.6 million same period in 2008.

Net interest margin, defined as net interest income divided by average earning assets, decreased 89 basis points to 2.74% during the quarter ended March 31, 2009, from 3.63% during the first quarter of 2008.  The decline in the net interest margin reflects the steep decrease in the federal funds target rate during 2008, the significant increase in our overall level of nonaccrual loans, and the reinvestment of net loan payoffs into lower yielding investment securities and other short-term investments.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009			2008
	Average Volume	Interest	Average Yield/ Rate (1)	Average Volume	Interest	Average Yield/ Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$731,573	$2,976	1.65%	$76,540	$538	2.82%
Securities purchased under resale agreements	50,000	1,250	10.00%	64,286	2,553	15.93%
Investment securities (2)
Held-to-maturity
Taxable	405,851	6,695	6.60%	—	—	—
Tax-exempt (4)(5)	16,642	277	6.66%	—	—	—
Available-for-sale (3)(4)(5)	2,280,766	22,493	4.00%	1,839,080	27,445	5.99%
Loans receivable (2)(6)	8,197,173	110,816	5.48%	8,955,257	155,434	6.96%
FHLB and FRB stock	120,040	506	1.69%	115,646	1,609	5.58%
Total interest-earning assets	11,802,045	145,013	4.98%	11,050,809	187,579	6.81%

Noninterest-earning assets:
Cash and due from banks	122,899			150,469
Allowance for loan losses	(186,058)			(90,086)
Other assets	759,363			677,699
Total assets	$12,498,249			$11,788,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$361,569	$393	0.44%	$437,804	$1,367	1.25%
Money market accounts	1,487,178	5,694	1.55%	1,094,698	8,464	3.10%
Savings deposits	410,232	702	0.69%	471,437	1,454	1.24%
Time deposits less than $100,000	1,332,944	9,618	2.93%	938,282	8,841	3.78%
Time deposits $100,000 or greater	3,482,074	20,666	2.41%	3,027,580	32,127	4.26%
Federal funds purchased	2,445	3	0.49%	165,686	1,378	3.34%
FHLB advances	1,285,070	13,877	4.38%	1,747,313	19,682	4.52%
Securities sold under repurchase agreements	998,583	11,872	4.76%	1,001,186	10,529	4.22%
Long-term debt	235,570	2,417	4.10%	235,570	3,723	6.34%
Total interest-bearing liabilities	9,595,665	65,242	2.76%	9,119,556	87,565	3.85%

Noninterest-bearing liabilities:
Demand deposits	1,238,551			1,359,837
Other liabilities	123,085			152,338
Stockholders’ equity	1,540,948			1,157,160
Total liabilities and stockholders’ equity	$12,498,249			$11,788,891
Interest rate spread			2.22%			2.96%
Net interest income and net interest margin		$79,771	2.74%		$100,014	3.63%

(1) Annualized.

(2) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(832)

thousand and $(347) thousand for the three months ended March 31, 2009 and 2008, respectively.  Also includes the amortization of deferred loan fees totaling $(1.2 million) and $975 thousand for the three months ended March 31, 2009 and 2008, respectively.

(3) Average balances exclude unrealized gains or losses on available for sales securities.

(4) Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $187 thousand and 4.49% for three months ended March 31, 2009, respectively, and none for the three months ended March 31, 2008. There is no total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale for the three months ended March 31, 2009. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.0 million and 6.20% for the three months ended March 31, 2008, respectively.

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

	Three Months Ended March 31, 2009 vs. 2008
	Total	Changes Due to
	Change	Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$2,438	$2,756	$(318)
Securities purchased under resale agreements	(1,303)	(489)	(814)
Investment securities held-to-maturity
Taxable	6,695	—	—
Tax-exempt (2)	277	—	—
Investment securities available-for-sale (2)	(4,952)	5,591	(10,543)
Loans receivable	(44,618)	(12,352)	(32,266)
FHLB and FRB stock	(1,103)	59	(1,162)
Total interest and dividend income	$(42,566)	$(4,435)	$(45,103)

INTEREST-BEARING LIABILITIES
Checking accounts	$(974)	$(205)	$(769)
Money market accounts	(2,770)	2,398	(5,168)
Savings deposits	(752)	(170)	(582)
Time deposits less than $100,000	777	3,159	(2,382)
Time deposits $100,000 or greater	(11,461)	4,283	(15,744)
Federal funds purchased	(1,375)	(737)	(638)
FHLB advances	(5,805)	(5,021)	(784)
Securities sold under resale agreements	1,343	(27)	1,370
Long-term debt	(1,306)	—	(1,306)
Total interest expense	(22,323)	3,680	(26,003)
CHANGE IN NET INTEREST INCOME	$(20,243)	$(8,115)	$(19,100)

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.  Total change on an unadjusted basis for tax-exempt investment securities held-to-maturity is $187 thousand, and there is no total change due to volume and rates on an unadjusted basis for tax-exempt investment securities held-to-maturity for the three months ended March 31, 2009 vs. 2008. Total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $(1.0) million, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $(510) thousand and $(536) thousand for the three months ended March 31, 2009 vs. 2008, respectively.

Provision for Loan Losses

We recorded $78.0 million in provisions for loan losses during the first quarter of 2009.  In comparison, we recorded $55.0 million in provision for loan losses during the first quarter of 2008.  The significant increase in loan loss provisions recorded during the first three months of 2009 reflects our increased chargeoff levels as well as our higher volume of classified and nonperforming loans caused by challenging conditions in the real estate housing market, turmoil in the financial markets, as well as the prolonged downturn in the overall economy.  We continued to sustain higher chargeoff activity and increased loan loss provisions for our land and residential construction loans during the first quarter of 2009 that were caused by the sustained weakness in the real estate market.  The Company recorded $59.6 million in net chargeoffs during the first three months of 2009, compared to $25.4 million in net chargeoffs recorded during the first three months of 2008.  We believe that credit challenges will continue throughout 2009, particularly for our residential construction and land loan portfolios.  We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses.  Throughout the course of 2008 and the first quarter of 2009, we have actively reduced exposure to land and construction loans, reducing both outstanding loan balances as well as total commitments.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

Components of Noninterest Income

	Three Months Ended March 31,
	2009	2008
	(In millions)
Impairment loss on investment securities	$(0.20)	$—
Branch fees	4.79	4.10
Net gain on investment securities available-for-sale	3.52	4.33
Ancillary loan fees	2.23	1.14
Letters of credit fees and commissions	1.85	2.68
Income from life insurance policies	1.08	1.03
Net gain on sale of loans	0.01	1.85
Other operating income	0.51	0.78
Total	$13.79	$15.91

Noninterest income includes revenues earned from sources other than interest income.  These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale, and other assets, impairment losses on investment securities and other assets, and other noninterest-related revenues.

Noninterest income decreased 13% to $13.8 million during the three months ended March 31, 2009 from $15.9 million for the same quarter in 2008.  The decrease in noninterest income for the quarter ended March 31, 2009, as compared to the same period in 2008, is primarily attributable to lower net gain on sales of loans and available-for-sale securities, partially offset by higher branch fees and ancillary loan fees earned during the first quarter of 2009.

Included in noninterest income recorded during the first quarter 2009 is a $200 thousand credit-related impairment loss on investment securities pursuant to the provisions of FSP FAS 115-2 and FAS 124-2 which the Company implemented during the first quarter of 2009.  There were no impairment losses recorded on investment securities during the first quarter of 2008.

Branch fees, which represent revenues derived from branch operations, increased 17% to $4.8 million in the first quarter of 2009, from $4.1 million for the same quarter in 2008.  The increase in branch-related fees can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income.  Ancillary loan fees increased 95% to $2.2 million during the first quarter of 2009, compared to $1.1 million recorded during the same period in 2008.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, decreased 31% to $1.9 million during the first three months of 2009, from $2.7 million during the same period in 2008.  The decrease in letters of credit fees and commissions is primarily due to the decline in the volume of standby letters of credit during 2009 relative to the prior year as well as a decrease in commissions generated from trade finance activities due to the downturn in the economy.

During the first quarter of 2009, net gain on sales of loans decreased to $8 thousand, compared to $1.9 million recorded during the first quarter of 2008.   The net gain on sales of loans recorded during the first quarter of 2008 is primarily due to sales of single family loans to Fannie Mae as well as bulk sales of commercial real estate loans to various third parties consummated during the period.  We had minimal loan sale activity during the first quarter of 2009.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended March 31,
	2009	2008
	(In millions)
Compensation and employee benefits	$17.11	$23.27
Occupancy and equipment expense	7.39	7.01
Other real estate owned expense	7.03	0.89
Deposit insurance premiums and regulatory assessments	3.33	1.19
Legal expense	1.78	1.90
Amortization of investments in affordable housing partnerships	1.76	1.72
Loan related expense	1.44	1.37
Data processing	1.14	1.20
Amortization and impairment writedowns of premiums on deposits acquired	1.13	2.74
Deposit-related expenses	0.90	0.95
Other operating expenses	8.40	10.65
Total noninterest expense	$51.41	$52.89
Efficiency Ratio (1)	51.80%	41.93%

(1)  Represents noninterest expense, excluding the amortization of intangibles, amortization and impairment writedowns of premiums on deposits acquired, impairment writedown on goodwill, and amortization of investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment losses on investment securities.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses decreased 3% to $51.4 million during the first quarter of 2009, from $52.9 million for the same quarter in 2008.

Compensation and employee benefits decreased 26% to $17.1 million during the first quarter of 2009, compared to $23.3 million for the first quarter of 2008.  The decrease in compensation and employee benefit expenses during the first quarter of 2009 is due to the impact of initiatives undertaken by the Company throughout the past year to reduce overall staffing levels and lower compensation-related incentives and expenses.

We recorded OREO expenses, net of OREO revenues and gains, totaling $7.0 million during the quarter ended March 31, 2009, compared with $889 thousand during the same period in 2008.  The $7.0   million in total OREO expenses incurred during the first three months of 2009 is comprised of $1.3 million in various operating and maintenance expenses related to our higher volume of OREO properties, $2.7 million in valuation losses, and $3.0 million in net losses from the sale of 22 OREO properties consummated during the first quarter of 2009.  As of March 31, 2009, total OREO, net amounted to $38.6 million, compared to $14.9 million as of March 31, 2008.

Deposit insurance premiums and regulatory assessments increased 179% to $3.3 million during the quarter ended March 31, 2009, compared with $1.2 million during the same period in 2008.  The increase in deposit insurance premiums and regulatory assessments is primarily due to the recent increases in the FDIC deposit assessment rate and due to the full utilization of the one-time FDIC assessment credit in 2008.  Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank was eligible to share in a one-time assessment credit pool of approximately $4.7 billion.  The Bank’s pro rata share of this one-time assessment credit was approximately $3.4 million, of which $2.8 million was applied to reduce deposit insurance assessments in 2007.  The remaining credit of $628 thousand was fully utilized during the first quarter of 2008.  In addition, the enactment of the Emergency Economic Stabilization Act in October 2008 temporarily raised the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor and fully insured all non-interest bearing deposit accounts until December 31, 2009.  Effective April 1, 2009, the Federal Deposit Insurance Corporation (“FDIC”) issued an interim rule imposing a special emergency assessment on all insured institutions of 20 basis points.  The special assessment is payable on September 30, 2009.  We anticipate the 20 basis point assessment, estimated at $16.5 million, to impact our pretax earnings during the second quarter of 2009.  The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in the federal deposit insurance system.  As a result of these regulations, we anticipate our deposit insurance premiums to further increase throughout the remainder of 2009.

Amortization expense and impairment losses on premiums on deposits acquired decreased 59% to $1.1 million during the quarter ended March 31, 2009, compared with $2.7 million during the same period in 2008.  During the first quarter of 2008, we recognized an $855 thousand impairment loss on deposit premiums initially recorded for the Desert Community Bank acquisition due to higher than anticipated runoffs in certain deposit categories.  Additionally, the amortization expense on deposit premiums related to the United National Bank and Standard Bank acquisitions decreased during the first quarter of 2009, relative to the first quarter of 2008.  This is due to lower runoff or decay rates incorporated into our core deposit amortization model after three years following the consummation of each acquisition.  The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in the Company’s current asset liability model.  Premiums on acquired deposits are amortized over their estimated useful lives.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, and other professional fees, and charitable contributions.  Other operating expenses decreased 21% to $8.4 million during the quarter ended March 31, 2009, compared with $10.7 million during the same period in 2008, primarily due to various cost-cutting measures and initiatives that we undertook throughout 2008 and the first quarter of 2009.

Our efficiency ratio increased to 51.80% for the quarter ended March 31, 2009, compared to 41.93% for the corresponding period in 2008.  The increase in our efficiency ratio during the first quarter of 2009 can be attributed largely to higher deposit insurance premiums and higher credit cycle related expenses associated with OREO/foreclosure transactions as well as lower net interest income before the provision for loan losses.

Income Taxes

The income tax benefit totaled $13.5 million for the first quarter of 2009, representing an effective tax benefit rate of 37.5%.  In comparison, the provision for income taxes of $2.6 million represented an effective tax rate of 34.0% for the first quarter of 2008.   The income tax benefit recognized during the first quarter of 2009 and 2008 both reflect the utilization of $1.6 million in tax credits generated from our investments in affordable housing partnerships.

Operating Segment Results

We had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other.  Our strategic focus has been shifting and evolving over the last several years which has influenced how our chief operating decision maker views the Company’s business operations and assesses its economic performance.  Specifically, our business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking.  A third segment, which is comprised of a combination of our previous operating segments—Treasury and Other, provides broad administrative support to these two core segments.  As a result of this evolution in our strategic focus, we realigned our segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment in accordance with SFAS No. 131.  The objective of combining certain segments under a new reporting structure was to better align our service structure with our customer base, and to more efficiently manage the complexities and challenges impacting our current business environment.

The retail banking segment focuses primarily on retail operations through the Bank’s branch network.  The commercial banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices.  Furthermore, the commercial lending segment also offers a wide variety of international finance and trade services and products.  The former residential lending segment has been combined with the retail banking segment due to the consumer-centric nature of the products and services offered by these two segments as well as the synergistic relationship between these two units in generating consumer mortgage loans.  The remaining centralized functions, including the former treasury segment, and eliminations of intersegment amounts have been aggregated and included in “Other.”

Changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results.  Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

Given the significant decline in short-term and long-term interest rates since 2007, we reassessed our transfer pricing assumptions during the first quarter of 2009 to be consistent with the Company’s strategic goal of growing core deposits and originating profitable, good credit quality loans.  Changes to our funds transfer pricing assumptions were made with the intent to promote core deposit growth and, given our recent credit experience, to better reflect the current risk profiles of various loan categories within our credit portfolio.  Our transfer pricing assumptions and methodologies are reviewed at least annually to ensure that our process is reflective of current market conditions.  Our transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as provide a reasonable and consistent basis for measurement of our business segments and product net interest margins.  Changes to our transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

The changes in transfer pricing assumptions that we implemented during the first quarter of 2009 have not been reflected in the segment results for the first quarter of 2008 due to lack of readily available information that is necessary to restate previously reported results.  We have, however, performed a high level assessment of the impact of these transfer pricing assumption changes to the various operating segments.  Based on this assessment, we determined that the impact of these changes was not significant overall, and would have been favorable to the segment pretax profit (loss) results for the retail banking and other segments but unfavorable to the commercial banking segment.  Additionally, the changes in transfer pricing assumptions implemented during the first quarter of 2009 would not have altered the conclusion of our goodwill impairment test performed as of March 31, 2008, had these assumptions been retroactively implemented during the first quarter of 2008.

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 10 to the condensed consolidated financial statements presented elsewhere in this report.

Retail Banking

The retail banking segment reported an $11.7 million pretax loss for the three months ended March 31, 2009, compared to a $5.1 million pretax loss for the same quarter in 2008.  The increase in pretax loss for this segment during the first quarter of 2009 is comprised of a $2.8 million increase in loan loss provision and a $4.7 million decrease in noninterest income, partially offset by a $777 thousand increase in net interest income and a $543 thousand decrease in noninterest expense.

The increase in net interest income during the first quarter of 2009 is attributable to the interest rate floors placed on new variable loans, which partially offsets the steep 225 basis point decrease in interest rates since March 2008.  The increase in loan loss provisions for this segment during the first quarter of 2009, relative to the same period in 2008, was due to increased chargeoff activity, as well as higher levels of nonperforming and classified assets resulting from the downturn in the real estate housing market.  Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment decreased 39%, to $7.3 million for the quarter ended March 31, 2009, from $11.9 million recorded during the same period in 2008.  The decrease in noninterest income for the first quarter of 2009 is primarily due to lower loan fee income resulting from a notable decrease in our loan origination activities and lower net gain on sale of loans, partially offset by an increase in branch-related fees, specifically service and transaction charges on deposit accounts.  Additionally, noninterest income during the first quarter of 2008 reflects the $3.3 million gain on sale of investment securities from loans originated by this segment that have been securitized as part of the Company’s securitization activities.

Noninterest expense for this segment decreased 2% to $30.8 million during the first quarter of 2009, compared with $31.4 million recorded during the first quarter of 2008.  The decrease in noninterest expense for the first quarter of 2009 is primarily due to a decrease in compensation and employee benefits and amortization and impairment losses on premiums on deposits acquired, partially offset by a higher OREO expenses and FDIC insurance premiums.

Commercial Banking

The commercial banking segment reported a pretax loss of $6.9 million during the quarter ended March 31, 2009, or a 166% decrease, compared with pretax income of $10.5 million for the same period in 2008.  The primary driver of the decrease in pretax income for this segment is due to a significant increase in loan loss provisions resulting from increased chargeoff activity as well as higher levels of nonperforming and classified assets, partially offset by an increase in net interest income.  Loan loss provisions increased 85% to $43.9 million during the first quarter of 2009, compared with $23.7 million for the same period in 2008.

Net interest income for this segment increased 12% to $47.9 million during the quarter ended March 31, 2009, compared to $42.8 million for the same period in 2008.  The increase in net interest income is primarily due to a significant decrease in the charge for funds applied to the loan portfolio as a result of the declining interest rate environment.  Although interest income on loans also decreased in response to declining interest rates, the interest rate floors on variable loans helped to support the interest income on these loans.

Noninterest income for this segment decreased 33% to $5.3 million during the first quarter of 2009, compared with $7.9 million recorded in the same quarter of 2008.  The decrease in noninterest income is primarily due to a decrease in net gain on sale of loans as well as a decrease in letters of credit fees and commissions driven by a decline in the volume of standby letters of credit and commissions generated from trade finance activities due to the downturn in the economy.

Noninterest expense for this segment slightly decreased to $13.1 million during the first quarter of 2009, compared with $14.0 million recorded during the same quarter in 2008.  The decrease in noninterest expense is due to a decrease in compensation and employee benefits and legal expenses for this segment, partially offset by an increase in OREO expenses.

Other

This segment reported a pretax loss of $17.3 million during the quarter ended March 31, 2009, compared with a pretax income of $2.2 million recorded in the same quarter of 2008.  The increase in the pretax loss is primarily due to a $25.8 million increase in net interest expense, partially offset by a $5.2 million increase in noninterest income and an $87 thousand decrease in noninterest expense.

Net interest expense for this segment increased to $22.7 million during the quarter ended March 31, 2009, compared to net interest income of $3.1 million recorded in the same quarter of 2008.  Since this segment now includes the treasury function, which is responsible for liquidity and interest rate risk management, it bears the cost of adverse movements in interest rates affecting our net interest margin and supports the retail and commercial banking segments through funds transfer pricing.

Noninterest income for this segment increased 133% to $1.3 million, compared with $3.9 million noninterest loss recorded in the same quarter of 2008.  The increase in noninterest income during the first quarter of 2009 is due to higher net gain on sale of investment securities allocated to the treasury division, partially offset by the $200 thousand credit-related impairment loss recorded on investment securities during the first quarter of 2009.

Noninterest expense for this segment slightly decreased 1% to $7.5 million, compared with $7.6 million recorded during the same quarter in 2008.

Balance Sheet Analysis

Total assets increased $141.7 million, or 1%, to $12.56 billion as of March 31, 2009.  The increase is comprised predominantly of increases in short-term investments amounting to $100.8 million and held-to-maturity investment securities totaling $612.5 million, partially offset by decreases in cash and cash equivalents totaling $337.8 million, net loans receivable amounting to $203.5 million and available-for-sale investment securities totaling $45.8 million.  The net increase in total assets was funded by deposit growth of $312.1 million, partially offset by decreases in federal funds purchased of $28.0 million and FHLB advances of $120.0 million.

SFAS 157, Fair Value Measurement, and SFAS 159, Fair Value Option

SFAS 157 and SFAS 159 became effective on January 1, 2008.  We adopted SFAS 157 which provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, derivatives payable, mortgage servicing assets and impaired loans.  The adoption of SFAS 157 did not have any impact on our financial condition, results of operations, or cash flows.

We adopted FSP SFAS 157-2 effective January 1, 2009.  FSP SFAS 157-2 provided for a one-year deferral of the implementation of SFAS 157 for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008.  As a result of adopting FSP SFAS 157-2, we are now providing fair value disclosures related to our OREO properties.  See Note 3 to our condensed consolidated financial statements presented elsewhere in this report.

We did not elect to adopt the fair value option as permitted under SFAS 159, but to continue recording the financial instruments in accordance with current practice.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years.  Total resale agreements remained at $50.0 million as of March 31, 2009 and December 31, 2008, representing one resale agreement with an original term of fifteen years.  The interest rate is initially fixed for the first two years and thereafter becomes floating.  There is no interest payment on this agreement if certain swap yield curves are inverted.  The collateral for this resale agreement consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and mortgage-backed securities held in safekeeping by a third party custodian.

Purchases of securities under resale agreements are overcollateralized to ensure against unfavorable market price movements.  We monitor the market value of the underlying securities which collateralize the related receivable on resale agreements, including accrued interest.  In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, our counterparty is required to designate an equivalent value of additional securities.  The counterparty to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

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

Investment securities held-to-maturity totaled $734.8 million and $122.3 million at March 31, 2009 and December 31, 2008, respectively, representing U.S. Government agency and U.S. Government sponsored enterprise debt securities, municipal securities, corporate debt securities and private label mortgage backed-securities purchased during the first quarter of 2009 and fourth quarter of 2008.  The increase in investment securities was funded by deposit growth and capital raised during 2008.

Total investment securities available-for-sale decreased 2% to $1.99 billion as of March 31, 2009, compared with $2.04 billion at December 31, 2008.  Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $611.0 million and $185.8 million, respectively, during the first quarter of 2009.  We recorded net gains totaling $3.5 million and $4.3 million on sales of available-for-sale securities during the first quarters of 2009 and 2008, respectively.

A portion of the proceeds from repayments, maturities, sales, and redemptions of investment securities were applied towards additional investment securities purchases totaling $1.33 billion.

At March 31, 2009, investment securities held to maturity with an aggregate par value of $614.9 million and available-for-sale securities with an aggregate par value of $1.22 billion were pledged to secure public deposits, repurchase agreements, the FRB discount window, and other purposes required or permitted by law.

We perform regular impairment analyses on our portfolio of investment securities.  If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings and non-credit-related impairment is charged to other comprehensive income.  Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that we will be unable to collect all amounts due, and our ability and intent on holding the securities until the fair values recover.

The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  We perform a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value.  Our procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.  We ensure that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, we believe that the current broker prices obtained on the private label mortgage-backed securities and pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  The fair values of private label mortgage-backed securities and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157.  However, in light of these circumstances, we modified our approach in determining the fair values of these securities.  Each of these securities will be individually examined for the appropriate valuation methodology based on a discounted cash flow approach.  In calculating the fair value derived from the income approach, we made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security.

Corporate Debt Securities (Held-to-Maturity)

As of March 31, 2009, the fair value of our held-to-maturity corporate debt securities totaled $394.9 million, of which $235.3 million were in an unrealized loss position for less than 12 months.  Total gross unrealized losses on these securities amounted to $10.6 million, or 3% of the aggregate amortized cost basis of held-to-maturity corporate debt securities.  These securities mature within 5 years or less and have an investment grade rating of BBB or better as of March 31, 2009.  Due to their relatively short maturity dates, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of March 31, 2009.

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized losses in the available-for-sale portfolio at March 31, 2009 are related to pooled trust preferred debt securities.  As of March 31, 2009, we had $23.2 million in pooled trust preferred debt securities available-for-sale, representing 1% of total investment securities available-for-sale portfolio.  In April 2009, all of our pooled trust preferred securities were downgraded.  Specifically, one pooled trust preferred security was downgraded to an investment grade rating of BBB, two pooled trust preferred securities were downgraded to a non-investment grade rating of CC, and ten pooled trust preferred securities were downgraded to a non-investment grade rating of C.  As of March 31, 2009, these debt instruments had gross unrealized losses amounting to $97.7 million, or 81% of the total amortized cost basis of these securities, comprised of $83.8 million and $804 thousand that are non-investment grade and investment grade, respectively.  Included in the $97.7 million in gross unrealized losses, is the reclassification of $14.0 million, or $8.1 million on a net of tax basis, in previously recognized noncredit-related impairment losses from the opening balance of retained earnings to other comprehensive income.  This reclassification was recorded as of March 31, 2009 pursuant to the provisions of FSP FAS 115-2 and FAS 124-2.  Additionally, total gross unrealized losses on pooled trust preferred securities as of March 31, 2009 also include $13.2 million, or $7.6 million on a net of tax basis, in noncredit-related impairment losses recorded during the first quarter of 2009 pursuant to the provisions of FSP FAS 115-2 and FAS 124-2.

We attribute these unrealized losses primarily to the current absence of liquidity in the credit markets and not due to the deterioration in credit quality.  Almost all of our pooled trust preferred securities have underlying collateral issued by banks and insurance companies.  Based on our cash flow analysis as of March 31, 2009, the majority of these pooled trust preferred securities are overcollateralized and have subordination structures that we believe will afford sufficient principal and interest protection.  We performed a cash flow sensitivity analysis to estimate the maximum collateral that could default and still provide sufficient cash flows that would enable us to recover our cost.  With the exception of one C-rated pooled trust preferred security that experienced a substantial increase in deferrals and defaults in the pool, we have determined, based on the results of our sensitivity analysis, that the cushion, or percent of additional collateral that can be deferred on the remaining securities without causing the realizable value to be less than our recorded investment, ranged from 2% to 45%.

During the first quarter of 2009, as a result of our cash flow analysis, we determined that one C-rated trust preferred security that experienced a substantial increase in deferring and defaulting securities in the pool will not attain a 100% overcollateralization ratio and that the excess cash flows will not be sufficient to pay down the outstanding amounts due in the future.  Since we do not plan to sell the security and it is not more likely than not that we will be required to sell the security before the recovery of our amortized cost basis in accordance with FSP FAS 115-2 and FAS 124-2, we bifurcated the impairment on this security between the credit-related component and the component related to all other factors (i.e. noncredit-related).  In applying the methodology described in SFAS 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, we determined the amount of credit loss by discounting the expected future cash flows by the effective yield of the security, and recorded an impairment loss of $13.4 million, of which $200 thousand was a pre-tax credit loss recorded through earnings.  The remaining $13.2 million, or $7.6 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income as of March 31, 2009.

In addition to the cash flow sensitivity analysis, we also performed a default stress test analysis on all bank issuers of the underlying pooled trust preferred securities to identify issuers that are currently exhibiting signs of weakness or may be susceptible to potential problems that could lead to the possibility of future default or deferrals on these securities.  The default stress test includes an analysis of each issuer’s capital ratios, earnings levels, credit quality ratios, and liquidity ratios.  We will continue to monitor the solvency, liquidity, and credit risk profiles of these issuers on a quarterly basis.  We believe that the recent bailout program passed by the U.S. government to provide for an injection of capital reduces the risk of default by bank issuers and increases the probability that the liquidity in this market and the prices of our securities will improve in the future.

Based on the results of our cash flow sensitivity and default stress test analyses, we believe that we will be able to collect all amounts due on these securities.  Additionally, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost bases.  As such, we do not deem these securities, with the exception of the C-rated security discussed above, to be other-than-temporarily impaired as of March 31, 2009.

During 2008 and 2007, we recorded $13.6 million and $405 thousand, respectively, in non-credit related impairment losses on three pooled trust preferred securities due to rating downgrades caused by increases in market spreads, concerns regarding the housing market, and lack of liquidity in the markets.  None of these securities have experienced any credit-related losses for which OTTI was previously recorded.  As previously mentioned, upon the implementation of FSP FAS 115-2 and FAS 124, we reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2008 and 2007 through other comprehensive income as of March 31, 2009.

Mortgage-backed Securities (Held-to-Maturity)

As of March 31, 2009, the aggregate fair value of our AAA-rated non-agency held-to-maturity mortgage-backed securities amounted to $101.9 million, of which $69.0 million were in an unrealized loss position for less than 12 months.  These securities are collateralized by single family loans and secured by the first lien on these residential properties.  Total gross unrealized losses on these securities amounted to $9.3 million, or 8% of the aggregate amortized cost basis of held-to-maturity mortgage-backed securities.  The decline in fair values of these securities is due to widening market spreads, concerns regarding the downturn in the housing market, and lack of liquidity in the market.  However, these securities have strong credit support, low loan-to-values, low delinquency, and low OREO ratios.  We do not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of March 31, 2009.

Mortgage-backed Securities (Available-for-Sale)

As of March 31, 2009, our portfolio of available-for-sale mortgage-backed securities had an aggregate fair value of $557.8 million, which includes $528.9 million in AAA-rated and AA-rated private label securities retained in connection with our loan securitization activities.  Mortgage-backed securities represent 28% of the total available-for-sale investment portfolio as of March 31, 2009.  Our entire portfolio of private label mortgage-backed securities has been in an unrealized loss position for more than twelve months as of March 31, 2009.  Gross unrealized losses on private label mortgage-backed securities totaled $71.2 million, or 12% of the aggregate amortized cost basis of these securities.  These unrealized losses are caused by lack of liquidity and widening market spreads resulting from instability in the residential real estate and credit markets.  The underlying loans are not subprime in nature and were originated by the Bank in accordance with our customary underwriting standards.  The securities are supported by overcollateralization as of March 31, 2009.  Additionally, these securities are insured by a monoline insurance provider who was recently rated as Aa2 and A+ by two major rating agencies.  We have experienced no credit related losses from these securities and only 0.14% of the underlying loan collateral has been charged off.  We also have one BB-rated mortgage-backed security with a fair value of $11.3 million as of March 31, 2009.  This security has been in an unrealized loss position for twelve months or longer, with the gross unrealized loss amounting to $2.3 million, or 17% of its amortized cost basis as of March 31, 2009.  This security is supported by overcollateralization as of March 31, 2009.  Under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, we determined that there were no adverse changes in cash flows related to our portfolio of available-for-sale investment and non-investment grade mortgage backed securities.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of March 31, 2009.

Government-Sponsored Equity Preferred Stock

In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac.  The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded from BBB- to C reflecting the cessation of dividend payments on these securities.  These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate.  The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock.  As the assessment on the status of any resumption in dividend payments on these securities was uncertain, we recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008.  As of March 31, 2009, the fair value of these preferred stock securities was $995 thousand.  Gross unrealized losses on these securities, all of which is less than twelve months in duration, amounted to $2.3 million as of March 31, 2009, or 70% of the aggregate amortized cost basis of these securities.  The value of these preferred securities have been very volatile and in the first quarter of 2009, these securities have traded above their carrying values.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost bases.  As such, we do not deem these remaining securities to be other-than-temporarily impaired as of March 31, 2009.

Residual Securities

We retain residual securities in securitized mortgage loans in connection with certain of our securitization activities.  The fair value of residual securities is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans.  Fair value is estimated based on a discounted cash flow analysis.  These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities.  As of March 31, 2009, the aggregate fair value of residual securities totaling $53.9 million is based on a weighted average remaining life of 8.02 years, a weighted average projected prepayment rate of 19%, a weighted average expected credit loss rate of 0.06%, and a weighted average discount rate of 15%.  At December 31, 2008, the aggregate fair value of residual securities amounting to $50.1 million is based on a weighted average remaining life of 6.64 years, a weighted average projected prepayment rate of 21%, a weighted average expected credit loss rate of 0.07%, and a weighted average discount rate of 15%.

We have seventeen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of March 31, 2009.  These securities are comprised of twelve corporate debt securities with a total fair value of $23.2 million and five mortgage-backed securities with a total fair value of $557.8 million.  As of March 31, 2009, there were also 115 securities that have been in a continuous unrealized loss position for less than twelve months.  The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of our amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of March 31, 2009.

The following table sets forth the amortized cost of investment securities held-to-maturity and the fair values of investment securities available-for-sale as of March 31, 2009 and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of March 31, 2009
Held-to-maturity
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$190,345	$207	$(795)	$189,757
Municipal securities	31,065	489	(445)	31,109
Corporate debt securities	402,483	3,050	(10,625)	394,908
Other mortgage-backed securities	110,906	277	(9,291)	101,892
Total investment securities held-to-maturity	$734,799	$4,023	$(21,156)	$717,666

Available-for-sale
U.S. Treasury securities	$2,509	$4	$—	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	467,439	6,299	(404)	473,334
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	865,499	9,501	(1,380)	873,620
Other mortgage-backed securities
Investment grade	621,450	—	(74,930)	546,520
Non-investment grade	13,661	—	(2,336)	11,325
Corporate debt securities
Investment grade	14,316	35	(6,693)	7,658
Non-investment grade (1)(2)	118,863	—	(96,933)	21,930
U.S. Government sponsored enterprise equity securities	3,340		(2,345)	995
Residual securities	23,031	30,897	—	53,928
Other securities	2,578	2	—	2,580
Total investment securities available-for-sale	$2,132,686	$46,738	$(185,021)	$1,994,403

Total investment securities	$2,867,485	$50,761	$(206,177)	$2,712,069

As of December 31, 2008
Held-to-maturity
Municipal securities	$5,772	$118	$—	$5,890
Corporate debt securities	116,545	904	(234)	117,215
Total investment securities held-to-maturity	$122,317	$1,022	$(234)	$123,105

Available-for-sale
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,020,355	4,762	(1,183)	1,023,934
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	373,690	6,758	(397)	380,051
Other mortgage-backed securities	645,940	—	(108,614)	537,326
Corporate debt securities (1)	116,127	266	(73,849)	42,544
U.S. Government sponsored enterprise equity securities	3,340	—	(2,156)	1,184
Residual securities	25,043	25,019	—	50,062
Other securities	2,570	10	—	2,580
Total investment securities available-for-sale	$2,189,570	$36,823	$(186,199)	$2,040,194

Total investment securities	$2,311,887	$37,845	$(186,433)	$2,163,299

(1) As of December 31, 2008, the Company recorded an OTTI charge of $13.6 million for corporate debt securities, $55.3 million for U.S. Government sponsored enterprise equity securities, and $4.3 million for Other securities.  Upon adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the noncredit portion of previously recognized OTTI for pooled trust preferred securities totaling $14.0 million, on a pre-tax basis, from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.  Additionally, upon implementation of this FSP, the Company recorded $200 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $7.6 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income as of March 31, 2009.

(2) Includes pooled trust preferred securities with a fair value of $14.9 million that were downgraded from investment grade to non-investment grade in April 2009.

The following table sets forth certain information regarding the amortized cost of our investment securities held-to-maturity and fair values of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities held-to-maturity and available-for-sale portfolio at March 31, 2009.  Securities with no stated maturity dates, such as equity securities, are included in the “indeterminate maturity” category.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Indeterminate Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$125,000	4.30%	$—	—	$—	—	$65,345	6.13%	$—	—	$190,345	4.93%
Municipal securities	—	—	13,713	5.63%	12,569	6.63%	4,783	6.74%	—	—	31,065	6.21%
Corporate debt securities	82,794	6.03%	303,641	5.88%	16,048	4.96%	—	—	—	—	402,483	5.88%
Other mortgage-backed securities	—	—	—	—	27,031	5.33%	83,875	6.28%	—	—	110,906	6.05%
Total investment securities held-to-maturity	$207,794	4.99%	$317,354	5.87%	$55,648	5.52%	$154,003	6.23%	$—	0.00%	$734,799	5.67%

Available-for-sale
U.S. Treasury securities	$2,513	0.64%	$—	—	$—	—	$—	0.00%	$—	—	$2,513	0.64%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	25,235	5.56%	135,508	3.88%	148,667	4.09%	163,924	5.05%	—	—	473,334	4.44%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities	2,899	9.49%	2,397	6.77%	51,157	4.67%	817,167	5.17%	—	—	873,620	5.15%
Other mortgage-backed securities
Investment grade	—	—	—	—	—	—	546,520	0.94%	—	—	546,520	0.94%
Non-investment grade	—	—	—	—	—	—	11,325	2.06%	—	—	11,325	2.06%
Corporate debt securities
Investment grade	—	—	2,050	4.85%	—	—	5,608	1.88%	—	—	7,658	2.30%
Non-investment grade	—	—	—	—	—	—	21,930	4.21%	—	—	21,930	4.21%
U.S. Government sponsored enterprise equity securities	—	—	—	—	—	—	—	—	995	0.00%	995	0.00%
Residual securities	—	—	—	—	—	—	53,928	48.41%	—	—	53,928	48.41%
Other securities	2,580	1.29%	—	—	—	—	—	—	—	—	2,580	1.29%
Total investment securities available-for-sale	$33,227	5.06%	$139,955	3.94%	$199,824	4.24%	$1,620,402	4.12%	$995	0.00%	$1,994,403	4.13%

Total investment securities	$241,021	5.00%	$457,309	5.28%	$255,472	4.52%	$1,774,405	4.30%	$995	0.00%	$2,729,202	4.52%

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Net loans receivable decreased $203.5 million, or 3%, to $7.87 billion at March 31, 2009.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$517,844	6.4%	$491,315	6.0%
Residential, multifamily	689,728	8.6%	677,989	8.2%
Commercial real estate	3,510,749	43.5%	3,472,000	42.1%
Land	544,892	6.8%	576,564	7.0%
Construction	1,154,782	14.3%	1,260,724	15.3%
Total real estate loans	6,417,995	79.6%	6,478,592	78.6%

Other loans:
Commercial business	1,128,903	14.0%	1,210,260	14.6%
Trade finance	292,816	3.6%	343,959	4.2%
Automobile	8,921	0.1%	9,870	0.1%
Other consumer	215,680	2.7%	206,772	2.5%
Total other loans	1,646,320	20.4%	1,770,861	21.4%
Total gross loans	8,064,315	100.0%	8,249,453	100.0%

Unearned fees, premiums and discounts, net	(2,940)		(2,049)
Allowance for loan losses	(195,450)		(178,027)
Loan receivable, net	$7,865,925		$8,069,377

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net.  Nonperforming assets totaled $303.8  million or 2.42% of total assets at March 31, 2009 and $263.9 million or 2.12% of total assets at December 31, 2008.  Nonaccrual loans amounted to $248.0 million at March 31, 2009, compared with $214.6 million at year-end 2008.  Loans totaling $177.3 million were placed on nonaccrual status during the first quarter of 2009.  As a part of our comprehensive loan review, loans totaling $69.3 million which were not 90 days past due as of March 31, 2009, were classified as nonaccrual loans due to concerns regarding collateral values and future collectibility.  Additions to nonaccrual loans were offset by $39.5 million in net chargeoffs, $18.5 million in payoffs and principal paydowns, $29.9 million in loans that were transferred to other real estate owned, and $56.0 million in loans brought current.  The additions to nonaccrual loans during the first quarter of 2009 were comprised of $13.8 million in single family loans, $11.8 million in multifamily loans, $61.2 million in commercial real estate loans, $35.0 million in land loans, $36.5 million in construction loans, $18.4 million in commercial business loans including SBA loans, $177 thousand in trade finance loans, and $300 thousand in automobile and other consumer loans.

Loans that were past due 90 days or more were on nonaccrual status as of March 31, 2009 and December 31, 2008.

We had $17.2 million and $11.0 million in restructured loans as of March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, restructured loans were comprised of $2.8 million in single family loans, $4.5 million in multifamily loans, $3.3 million in commercial real estate loans, and $6.6 million in commercial business loans.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had 57 OREO properties as of March 31, 2009 with a combined aggregate carrying value of $38.6 million.  The majority of these properties were related to our land and single family residential loan portfolios.  Approximately 68% of OREO properties as of March 31, 2009 were located in the Greater Los Angeles area and Inland Empire region of Southern California.  As of December 31, 2008, we had 41 OREO properties with a carrying value of $38.3 million.  During the first quarter of 2009, we foreclosed on 35 properties with an aggregate carrying value of $31.1 million as of the foreclosure date.  During the first quarter of 2009, we sold 22 OREO properties with a carrying value of $24.3 million resulting in a total net loss on sale of $3.0 million.  There were no OREO sales during the first quarter of 2008.

The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)

Nonaccrual loans	$248,015	$214,607
Loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	248,015	214,607

Restructured loans	17,146	10,992
Other real estate owned, net	38,634	38,302
Total nonperforming assets	$303,795	$263,901

Total nonperforming assets to total assets	2.42%	2.12%
Allowance for loan losses to nonperforming loans	78.81%	82.95%
Nonperforming loans to total gross loans	3.08%	2.60%

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

At March 31, 2009, our total recorded investment in impaired loans was $267.1 million, compared with $232.1 million at December 31, 2008.  The increase in impaired loans is largely due to an increase in nonaccrual commercial real estate loans primarily as a result of one lending relationship comprised of several loans with a total net book value of $49.2 million, where the borrower filed for bankruptcy during the first quarter of 2009.  All nonaccrual and doubtful loans are included in impaired loans.  Impaired loans at March 31, 2009 are comprised of single family loans totaling $19.1 million, multifamily loans totaling $9.9 million, commercial real estate loans totaling $55.2 million, land totaling $69.3 million, construction loans totaling $71.2 million, commercial business loans totaling $40.7 million, trade finance loans amounting to $177 thousand, SBA loans totaling $194 thousand, and automobile and other consumer loans totaling $1.3 million.

Specific reserves on impaired loans amounted to $23.0 million and $23.4 million at March 31, 2009 and December 31, 2008, respectively.  Our average recorded investment in impaired loans for the three months ended March 31, 2009 and 2008 were $281.8 million and $184.0 million, respectively.  During the three months ended March 31, 2009 and 2008, gross interest income that would have been recorded on impaired loans had they performed in accordance with their original terms, totaled $4.8 million and $3.6 million, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $1.1 million and $2.6 million, for the three months ended March 31, 2009 and 2008, respectively.

In light of the credit and mortgage crisis affecting the entire financial industry and its impact on our borrowers, we took a more proactive approach in assessing potential loan impairment in our overall portfolio.  We have expanded our scope to perform focused reviews of certain sectors of our loan portfolio to identify and mitigate potential losses.  Our recent experience made us aware of the rapid deterioration occurring in the market in a relatively short period of time.  Specifically, we have noted that while our borrowers may continue to pay as agreed in accordance with their contractual terms and/or even though loans may not have reached a significant stage of delinquency, the existence of certain warning signs indicating possible collectibility issues warranted a more careful scrutiny of these loans for potential impairment.  Specifically, we reviewed loans that exhibited the following characteristics:

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

Although certain loans are not 90 days or more delinquent and therefore still accruing interest, we have classified them as impaired as of March 31, 2009 because they exhibit one or more of the characteristics described above.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is adequate at March 31, 2009, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the period.  At March 31, 2009, the allowance for loan losses amounted to $195.5 million, or 2.42% of total loans, compared with $178.0 million, or 2.16% of total loans, at December 31, 2008, and $117.1 million, or 1.32% of total loans, at March 31, 2008.  The $17.5 million increase in the allowance for loan losses at March 31, 2009, from year-end 2008, reflects $78.0 million in additional loss provisions, less $59.6 million in net chargeoffs recorded during the quarter.  The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $7.3 million at March 31, 2009, compared to $6.3 million at December 31, 2008.

We recorded $78.0 million in loan loss provisions during the first quarter of 2009, as compared to $55.0 million in loss provisions recorded for the same period in 2008.  The increase in loss provisions recorded during the first quarter of 2009 was brought on by the sustained downturn in the real estate market and continued instability in the overall economy.  During the first quarter of 2009, we recorded $59.6 million in net chargeoffs representing 2.91% of average loans outstanding during the quarter.  In comparison, we recorded net chargeoffs totaling $25.4 million, or 1.13% of average loans outstanding for the same period in 2008.  We believe that overall market conditions will continue to remain challenging in 2009 and we expect to record additional loan loss provisions during the remainder of 2009.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Allowance balance, beginning of period	$178,027	$88,407
Allowance for unfunded loan commitments and letters of credit	(1,008)	(904)
Provision for loan losses	78,000	55,000
Chargeoffs:
Single family real estate	3,853	75
Multifamily real estate	1,746	—
Commercial real estate	2,796	—
Land	12,523	5,081
Construction	18,443	8,565
Commercial business	19,459	11,816
Automobile	8	29
Other consumer	1,312	17
Total chargeoffs	60,140	25,583

Recoveries:
Single family real estate	21	—
Multifamily real estate	122	—
Commercial and industrial real estate	6	3
Construction	119	—
Commercial business	281	180
Automobile	22	17
Total recoveries	571	200
Net chargeoffs	59,569	25,383
Allowance balance, end of period	$195,450	$117,120
Average loans outstanding	$8,197,173	$8,955,257
Total gross loans outstanding, end of period	$8,064,315	$8,849,201
Annualized net chargeoffs to average loans	2.91%	1.13%
Allowance for loan losses to total gross loans, end of period	2.42%	1.32%

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations.  The technique of migration analysis essentially looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period.  We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time.  Based on this process, we assign loss factors to each loan grade within each category of loans.  Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential for loan categories.  As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model.

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Residential, single family	$7,825	6.4%	$6,178	5.9%
Residential, multifamily	3,464	8.6%	6,811	8.2%
Commercial real estate	19,520	43.5%	19,169	42.1%
Land	43,756	6.8%	30,398	7.0%
Construction	62,222	14.3%	60,478	15.3%
Commercial business	48,612	14.0%	40,843	14.7%
Trade finance	8,224	3.6%	12,721	4.2%
Automobile	88	0.1%	282	0.1%
Other consumer	1,739	2.7%	1,147	2.5%
Total	$195,450	100.0%	$178,027	100.0%

Deposits

Deposits increased 4% to $8.45 billion at March 31, 2009, from $8.14 billion at December 31, 2008.  The net increase in deposits primarily came from money market accounts which rose $483.6 million or 37%.  These were offset by decreases in time deposits of 3% or $155.7 million, interest-bearing checking accounts of $11.0 million or 3%, and savings accounts of $9.0 million or 2%.

As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers commencing in mid-2008.

As of March 31, 2009, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program increased to $970.7 million, compared to $946.8 million at December 31, 2008.  Included in the $970.7 million and $946.8 million CDARS balance at March 31, 2009 and December 31, 2008, respectively, is the Bank’s reciprocal CDARS balance of $412.8 million and $417.4 million at March 31, 2009 and December 31, 2008, respectively.  The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  The Bank acts as custodian for the depositor with respect to certificates issued to the depositor by participating institutions.  In reciprocal CDARS transactions, the Bank, in turn, issues certificates to depositors for funds originally deposited at other participating institutions.  Additionally, during the third quarter of 2008, we partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits.  Deposits gathered through these programs have been considered brokered deposits under regulatory reporting guidelines.  Beginning in the first quarter of 2009, however, the FDIC ruled to exclude CDARs reciprocal balances as a brokered deposit for regulatory reporting purposes.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In thousands)

Noninterest-bearing demand	$1,297,151	$1,292,997
Interest-bearing checking	352,334	363,285
Money market	1,806,985	1,323,402
Savings	411,104	420,133
Total core deposits	3,867,574	3,399,817
Time deposits:
Less than $100,000	1,211,480	1,521,988
$100,000 or greater	3,375,005	3,220,154
Total time deposits	4,586,485	4,742,142
Total deposits	$8,454,059	$8,141,959

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one business day to six months from the transaction date.  At March 31, 2009, federal funds purchased decreased to $22 thousand from the $28.0 million balance at December 31, 2008.  FHLB advances decreased 9% to $1.23 billion as of March 31, 2009, compared to $1.35 billion at December 31, 2008.  The decrease in federal funds purchased and FHLB advances is consistent with our overall strategy to deleverage our balance sheet.  During 2009, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money-market mutual funds were used to pay down our borrowings.  During the first quarter of 2009, four FHLB advances totaling $120.0 million matured and were paid off.  As of March 31, 2009 and December 31, 2008, we had no overnight FHLB advances.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position.  Repurchase agreements totaled $998.1 million and $998.4 million as of March 31, 2009 and December 31, 2008, respectively.  Included in this balance is $3.1 million in overnight repurchase agreements with customers that the Company assumed in conjunction with the DCB acquisition.  The interest rates on these customer repurchase agreements ranged from 0.50% to 0.75% as of March 31, 2009.  All of the other repurchase agreements are long-term with ten year maturity terms.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  All of these repurchase agreements have an original term of ten years.  The rates were generally initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points.  With the exception of one repurchase agreement, the rates have been switched to fixed rates for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%.  The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

Long-term Debt

Long-term debt remained at $235.6 million at March 31, 2009 and December 31, 2008.  Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of March 31, 2009, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date.  With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$4,529,215	$98,263	$33,312	$6,968	$3,976,284	$8,644,042
Federal funds purchased	22	—	—	—	—	22
FHLB advances	898,108	374,727	5,302	3,157	—	1,281,294
Securities sold under repurchase agreements	50,642	95,163	95,163	1,103,773	—	1,344,741
Notes payable	—	—	—	—	14,597	14,597
Long-term debt obligations	8,285	16,570	16,570	368,604	—	410,029
Operating lease obligations	11,682	25,027	25,613	66,707	—	129,029
Unrecognized tax benefits	—	—	—	—	7,392	7,392
Postretirement benefit payments	4,144	11,156	1,732	2,316	—	19,348
Total contractual obligations	$5,502,098	$620,906	$177,692	$1,551,525	$3,998,273	$11,850,494

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to our customers as of March 31, 2009 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$1,339,604
Standby letters of credit	646,692
Commercial letters of credit	39,725

Capital Resources

Our primary source of capital is the retention of net after tax earnings.  At March 31, 2009, stockholders’ equity totaled $1.54 billion, a 1% decrease from the year-end 2008 balance of $1.55 billion.  The decrease is comprised of the following: (1) net loss of $22.5 million recorded during 2009; (2) a noncredit-related impairment loss on investment securities recorded in the current year of $7.6 million, net of tax; (3) Series B preferred stock issuance cost of $41 thousand; (4) tax provision of $403 thousand from various stock plans; (5) purchase of treasury shares related to vested restricted stock amounting to $35 thousand, representing 8,882 shares; and (6) accrual and payment of quarterly cash dividends on common and preferred stock totaling $8.6 million during the first quarter of 2009.  These transactions were offset by:  (1) net unrealized gain on investment securities available-for-sale of $22.2 million; (2) stock compensation costs amounting to $1.4 million related to grants of restricted stock and stock options; and (3) net issuance of common stock totaling $15 thousand, representing 290,296 shares, pursuant to various stock plans and agreements.

Series A Preferred Stock Offering

We raised $194.1 million in additional capital, net of underwriting discounts, commissions and offering expenses, during April 2008 through the issuance of 200,000 shares of non-cumulative, perpetual convertible preferred stock.  The proceeds from this offering were used to reduce our borrowings, enhance our liquidity position, and boost our already strong capital levels.  For a further discussion on this preferred stock offering, see Note 9 to the condensed consolidated financial statements presented elsewhere in this report.

Series B Preferred Stock Offering

On December 5, 2008, we received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury through the issuance of 306,546 shares of fixed-rate, cumulative perpetual preferred stock.  The issuance of Series B preferred stock was made in conjunction with the Company’s participation in the U.S. Treasury’s Capital Purchase Program.  For a further discussion on this preferred stock offering, see Note 9 to the condensed consolidated financial statements presented elsewhere in this report.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound.  We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.”  At March 31, 2009, the Bank’s Tier I and total capital ratios were 13.5% and 15.5%, respectively, compared to 13.6% and 15.6%, respectively, at December 31, 2008.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at March 31, 2009, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	15.7%	15.5%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	13.7%	13.5%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	11.5%	11.3%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt.  These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of loans.  In addition, government programs, such as the FDIC’s TLGP, may influence deposit behavior.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the first quarter of 2009, we experienced net cash inflows from operating activities of $40.5 million, compared to net cash inflows of $73.0 million for the first quarter of 2008.  Net cash inflows from operating activities reflects the $78.0 million and $55.0 million loan loss provision recorded during the first quarter of 2009 and 2008, respectively.

Net cash outflows from investing activities totaled $531.9 million for the first quarter of 2009 compared with net inflows from investing activities of $68.5 million for the first quarter 2008.  Net cash outflows from investing activities for the first quarter of 2009 were due primarily to purchases of short-term investments and investment securities.  These factors were partially offset by the proceeds from the sale of investment securities, as well as repayments, maturities and redemptions of investment securities, and a decrease in loans receivable due to the higher level of chargeoffs during the first quarter of 2009.  Net cash inflows from investing activities for the first quarter of 2008 were due primarily to the proceeds from sale of investment securities and loans, early termination of a resale agreement, and repayments, maturity and redemption of investment securities.  These factors were partially offset by the growth in our loan portfolio and purchases of investment securities.

We experienced net cash inflows from financing activities of $153.6 million for the first quarter of 2009, primarily due to the net increase in deposits.  As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers during the second half of 2008.  Since mid-2008, we have focused on attracting new customers and growing deposits through our retail branch and commercial deposit platforms.  We have successfully introduced new core deposit products and increased money market deposits during the first quarter of 2009.  Cash from financing activities were partially offset by net decreases in federal funds purchased and FHLB advances, as well as $7.8 million of existing cash and cash equivalents to pay cash dividends to our stockholders.  We experienced net cash outflows from financing activities of $36.8 million for the first quarter of 2008, primarily due to the repayment of federal funds purchased and FHLB advances.  These factors were partially offset by deposit growth.

As a means of augmenting our liquidity, we have available a combination of borrowing sources  comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies.  As of March 31, 2009, our total borrowing capacity and holdings of cash and cash equivalents increased to $3.55 billion, compared to $3.34 billion as of December 31, 2008.  We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations.  The amount of dividends that the Bank can pay to the Bancorp is restricted by earnings, retained earnings, and risk-based capital requirements.  For the three months ended March 31, 2009 and 2008, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $10.1 million and $6.3 million, respectively.   The increase in dividend payment for the three months ended March 31, 2009 reflects the additional dividends paid by the Bank to permit the Bancorp to, in turn, make the dividend payment on the Series A and B preferred stock issued in April 2008 and December 2008, respectively, which was partially offset by the common stock dividend reduction to $0.02 from $0.10 during the first quarter of 2009 and 2008, respectively.

The Company’s Board of Directors approved the declaration of second quarter 2009 dividends on April 27, 2009 on our common stock and Series A preferred stock.  Additionally, our Board of Directors also approved the payment of second quarter dividends on our Series B preferred stock payable on May 15, 2009.  The dividend of $0.01 per share on our common stock payable on or about May 26, 2009 to shareholders of record as of May 18, 2009 represents a reduction from the previous quarterly dividend rate of $0.02 per share paid to common shareholders during the first quarter of 2009.  The Board-authorized reduction in common stock dividends is consistent with our continuing efforts to preserve capital.  Future dividend payments from Bank to Bancorp and to our common and preferred shareholders will continue to be reviewed quarterly in light of the business conditions we are operating in, current and projected earnings and desired capital levels.

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

The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital.  Our strategy is formulated by the Asset Liability Committee, which coordinates with the Board of Directors to monitor our overall asset and liability composition.  The Committee meets regularly to evaluate, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on the available-for-sale portfolio (including those attributable to hedging transactions, if any), purchase and securitization activity, and maturities of investments and borrowings.

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2009 and December 31, 2008, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2009	2008	2009	2008
+200	10.7%	11.6%	(1.0)%	8.8%
+100	4.7%	5.4%	(0.9)%	4.4%
-100	(0.9)%	(1.6)%	2.0%	(4.5)%
-200	(1.1)%	(1.4)%	1.8%	(9.7)%

(1)     The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)     The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2009 and December 31, 2008.  At March 31, 2009 and December 31, 2008, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2009.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair Value at March 31,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2009
	(Dollars in thousands)
Assets:
CD investments	$329,288						$329,288	$329,511
average yield (fixed rate)	1.94%						1.94%
Short-term investments	394,302						$394,302	$394,302
Weighted average rate	1.02%						1.02%
Securities purchased under resale agreements	50,000						$50,000	$50,594
Weighted average rate	10.00%						10.00%
Investment securities held-to-maturity (fixed rate)	$82,402	$72,250	$45,199	$36,318	$128,481	$77,985	$442,635	$433,792
Weighted average rate	6.10%	6.38%	5.96%	5.64%	5.51%	5.20%	5.76%
Investment securities held-to-maturity (variable rate)	$154,666	$32,314	$99,806	$3,986	$1,392		$292,164	$283,874
Weighted average rate	2.44%	4.32%	4.42%	5.19%	5.10%		3.37%
Investment securities available-for-sale (fixed rate)	$274,449	$143,932	$110,487	$99,694	$47,406	$256,562	$932,530	$939,686
Weighted average rate	5.72%	5.70%	4.48%	4.59%	5.08%	5.09%	5.24%
Investment securities available-for-sale (variable rate) (1)	$1,015,468	$110,881	$44,012	$20,826	$8,196	$773	$1,200,156	$1,054,717
Weighted average rate	3.29%	5.39%	5.50%	5.88%	4.96%	4.74%	3.62%
Total gross loans	$6,543,441	$841,683	$380,638	$164,295	$79,015	$55,243	$8,064,315	$8,041,084
Weighted average rate	5.36%	6.94%	6.78%	6.76%	6.53%	4.34%	5.62%

Liabilities:
Checking accounts	$352,334						$352,334	$299,710
Weighted average rate	0.38%						0.38%
Money market accounts	$1,806,985						$1,806,985	$1,774,315
Weighted average rate	1.38%						1.38%
Savings deposits	$411,104						$411,104	$357,097
Weighted average rate	0.65%						0.65%
Time deposits	$4,467,796	$82,555	$8,461	$26,756	$861	$56	$4,586,485	$4,597,577
Weighted average rate	2.26%	2.88%	4.39%	4.12%	4.07%	2.18%	2.29%
Federal funds purchased	$22						$22	$22
Weighted average rate	0.31%						0.31%
FHLB advances (term)	$860,269	$310,000	$55,000	$5,000		$3,000	$1,233,269	$1,267,754
Weighted average rate	4.44%	4.07%	5.20%	4.46%		4.44%	4.38%
Customer repurchase agreements	$3,061						$3,061	$3,061
Weighted average rate	0.66%						0.66%
Securities sold under repurchase agreements (fixed rate)						$945,000	$945,000	$1,157,634
Weighted average rate						4.82%	4.82%
Securities sold under repurchase agreements (variable rate)	$50,000						$50,000	$55,789
Weighted average rate	4.15%						4.15%
Subordinated debt	$75,000						$75,000	$48,076
Weighted average rate	2.29%						2.29%
Junior subordinated debt (fixed rate)						$21,392	$21,392	$22,754
Weighted average rate						10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178	`					$139,178	$33,306
Weighted average rate	3.04%						3.04%

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

The fair values of short-term investments approximate their book values due to their short maturities.  For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.  The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For private label mortgage-backed securities and pooled trust preferred securities, fair values are derived based on a discounted cash flow analyses.  The fair value of loans is determined based on the discounted cash flow approach.  The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics.

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

In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004.  This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index, or the “HSCEI”.  As of March 31, 2009, the combined notional amounts of the equity swap agreements total $15.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts.  For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e., equity call option) that must be accounted for separately from the host contract (i.e., the certificate of deposit).  In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of income.

On April 1, 2005, we amended the four equity swap agreements entered into in 2004 effectively removing the swap payable leg.  The amendments to the swap agreements changed the terms of the agreements such that instead of paying interest based on the one-month Libor minus a spread on a monthly basis for the remaining terms of the agreements, we prepaid this amount based on the current market value of the cash streams.  The total amount paid in conjunction with these swap agreement amendments was $4.2 million on April 1, 2005.

In December 2007, we entered into two additional equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This product, which has a term of 5 years, also pays interest based on the performance of the HSCEI similar to the previous index certificate offering in 2004.  As of March 31, 2009, the combined notional amounts of these new equity swap agreements totaled $23.3 million and have termination dates similar to the stated maturities of the underlying certificate of deposit host contracts.  On December 3, 2007, we prepaid $4.5 million for the option cost based on the current market value of the cash streams.

The fair values of the equity swap agreements and embedded derivative liability for these six derivative contracts amounted to $11.4 million and $11.5 million as of March 31, 2009, respectively, compared to $13.9 million as of December 31, 2008.  The 19% decrease in fair value of the derivative contracts as of March 31, 2009 relative to December 31, 2008 is primarily due to a 14% reduction in the HSCEI volatility, partially offset by a 2% increase of the HSCEI index.

The embedded derivative liability is included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets.  The fair value of the derivative contracts is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  We also considered the counterparty’s as well as our own credit risk in determining the valuation.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Asset Liability and Market Risk Management.”

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009.

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

Internal Controls

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

The Company’s 2008 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item A. Risk Factors.”  There are no material changes to our risk factors as presented in the Company’s 2008 Form 10-K under the heading “Item 1A. Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2009. The following summarizes share repurchase activities during the first quarter of 2009:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of Shares
	Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
January 31, 2009	—	$—	—	$26.2
February 28, 2009	—	—	—	26.2
March 31, 2009	—	—	—	26.2
Total	—	$—	—	$26.2

(1)          Excludes 33,016 in repurchased shares totaling $612 thousand due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

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

Dated:  May 11, 2009

EAST WEST BANCORP, INC.

By:	/s/ Thomas J. Tolda
THOMAS J. TOLDA Executive Vice President and Chief Financial Officer