Form 10-Q
period 2009-06-30
EAST WEST BANCORP INC
filed 2009-08-10
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 91,642,796 shares of common stock as of July 31, 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$573,114	$878,853
Short-term investments	554,293	228,441
Securities purchased under resale agreements	75,000	50,000
Investment securities held-to-maturity, at amortized cost (with fair value of $794,463 at June 30, 2009 and $123,105 at December 31, 2008)	794,840	122,317
Investment securities available-for-sale, at fair value (with amortized cost of $1,450,656 at June 30, 2009 and $2,189,570 at December 31, 2008)	1,381,810	2,040,194
Loans receivable, net of allowance for loan losses of $223,700 at June 30, 2009 and $178,027 at December 31, 2008	8,289,229	8,069,377
Investment in Federal Home Loan Bank stock, at cost	86,729	86,729
Investment in Federal Reserve Bank stock, at cost	36,785	27,589
Other real estate owned, net	27,188	38,302
Investment in affordable housing partnerships	48,127	48,141
Premises and equipment, net	56,775	60,184
Due from customers on acceptances	7,904	5,538
Premiums on deposits acquired, net	18,973	21,190
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	96,592	94,745
Deferred tax assets	163,105	184,588
Accrued interest receivable and other assets	171,613	129,190
TOTAL	$12,719,515	$12,422,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,326,952	$1,292,997
Interest-bearing	7,331,866	6,848,962
Total customer deposits	8,658,818	8,141,959
Federal funds purchased	22	28,022
Federal Home Loan Bank advances	1,173,238	1,353,307
Securities sold under repurchase agreements	1,020,080	998,430
Notes payable	11,578	16,506
Bank acceptances outstanding	7,904	5,538
Long-term debt	235,570	235,570
Accrued interest payable, accrued expenses and other liabilities	135,537	92,718
Total liabilities	11,242,747	10,872,050

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 196,505 shares outstanding in 2009 and 2008; Series B, cumulative, 306,546 shares issued and outstanding in 2009 and 2008.	474,425	472,311
Common stock, $0.001 par value, 200,000,000 shares authorized; 70,763,711 and 70,377,989 shares issued in 2009 and 2008, respectively; 64,032,009 and 63,745,624 shares outstanding in 2009 and 2008, respectively	71	70
Additional paid in capital	714,274	695,521
Retained earnings	431,789	572,172
Treasury stock, at cost – 6,731,702 shares in 2009 and 6,632,365 shares in 2008	(103,939)	(102,817)
Accumulated other comprehensive loss, net of tax	(39,852)	(86,491)
Total stockholders’ equity	1,476,768	1,550,766
TOTAL	$12,719,515	$12,422,816

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$111,669	$137,997	$222,485	$293,431
Investment securities held-to-maturity	12,135	—	19,017	—
Investment securities available-for-sale	18,183	25,730	40,676	52,780
Securities purchased under resale agreements	1,292	1,264	2,542	3,817
Investment in Federal Home Loan Bank stock	—	1,479	—	2,763
Investment in Federal Reserve Bank stock	545	384	1,051	709
Short-term investments	2,509	1,051	5,485	1,589
Total interest and dividend income	146,333	167,905	291,256	355,089

INTEREST EXPENSE
Customer deposit accounts	30,890	43,536	67,963	95,789
Federal Home Loan Bank advances	13,142	17,541	27,019	37,223
Securities sold under repurchase agreements	12,004	11,290	23,876	21,819
Long-term debt	2,034	2,994	4,451	6,717
Federal funds purchased	3	368	6	1,746
Total interest expense	58,073	75,729	123,315	163,294

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	88,260	92,176	167,941	191,795
PROVISION FOR LOAN LOSSES	151,422	85,000	229,422	140,000
NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(63,162)	7,176	(61,481)	51,795

NONINTEREST (LOSS) INCOME
Impairment loss on investment securities	(100,753)	(9,945)	(100,953)	(9,945)
Less: Noncredit-related impairment loss recorded in other comprehensive income	63,306	—	63,306	—
Net impairment loss on investment securities recognized in earnings	(37,447)	(9,945)	(37,647)	(9,945)
Branch fees	4,991	4,339	9,784	8,440
Net gain on sale of investment securities	1,680	3,433	5,201	7,767
Letters of credit fees and commissions	1,930	2,476	3,784	5,153
Ancillary loan fees	1,356	984	3,585	2,125
Income from life insurance policies	1,096	1,024	2,179	2,052
Net gain on sale of loans	3	273	11	2,128
Other operating income	192	854	698	1,631
Total noninterest (loss) income	(26,199)	3,438	(12,405)	19,351

NONINTEREST EXPENSE
Compensation and employee benefits	16,509	25,790	33,617	49,058
Other real estate owned expense	8,682	508	15,713	1,397
Deposit insurance premiums and regulatory assessments	9,568	2,321	12,893	3,513
Occupancy and equipment expense	6,297	6,539	13,688	13,547
Legal expense	1,755	1,135	3,533	3,035
Amortization of investments in affordable housing partnerships	1,652	1,920	3,412	3,635
Loan-related expense	1,642	2,245	3,077	3,617
Data processing	1,141	1,135	2,283	2,331
Amortization and impairment loss on premiums on deposits acquired	1,092	1,827	2,217	4,564
Deposit-related expenses	1,014	1,237	1,915	2,185
Impairment loss on goodwill	—	586	—	586
Other operating expenses	8,560	10,412	16,970	21,077
Total noninterest expense	57,912	55,655	109,318	108,545

LOSS BEFORE BENEFIT FROM INCOME TAXES	(147,273)	(45,041)	(183,204)	(37,399)
BENEFIT FROM INCOME TAXES	(60,548)	(19,154)	(74,013)	(16,556)

Net loss before extraordinary item	(86,725)	(25,887)	(109,191)	(20,843)

Impact of desecuritization (Note 7)	5,366	—	5,366	—
NET LOSS AFTER EXTRAORDINARY ITEM	(92,091)	(25,887)	(114,557)	(20,843)
PREFERRED STOCK DIVIDENDS, INDUCEMENT, AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	(23,623)	—	(32,366)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(115,714)	$(25,887)	$(146,923)	$(20,843)

LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$(1.83)	$(0.41)	$(2.33)	$(0.33)
DILUTED	$(1.83)	$(0.41)	$(2.33)	$(0.33)
DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.10	$0.03	$0.20

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	63,105	62,599	63,052	62,542
DILUTED	63,105	62,599	63,052	62,542

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional					Accumulated
		Paid In					Other
		Capital		Additional			Comprehensive		Total
	Preferred	Preferred	Common	Paid In	Retained	Treasury	Loss,	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Income (Loss)	Equity

BALANCE, JANUARY 1, 2008
Comprehensive loss	$—	$—	$70	$652,297	$657,183	$(98,925)	$(38,802)		$1,171,823
Net loss for the period					(20,843)			$(20,843)	(20,843)
Net unrealized loss on investment securities available-for-sale							(66,323)	(66,323)	(66,323)
Total comprehensive loss								$(87,166)
Cumulative effect of change in accounting principle pursuant to adoption of EITF 06-4					(479)				(479)
Stock compensation costs				3,016					3,016
Tax provision from stock plans				(229)					(229)
Issuance of 200,000 shares Series A convertible preferred stock, net of stock issuance costs		194,075							194,075
Issuance of 367,146 shares pursuant to various stock plans and agreements				1,529					1,529
Cancellation of 65,561 shares due to forfeitures of issued restricted stock				2,096		(2,096)			—
Purchase accounting adjustment pursuant to DCB Acquisition				2,298					2,298
Purchase of 410 shares of treasury stock due to the vesting of restricted stock						(8)			(8)
Common stock dividends					(12,659)				(12,659)
BALANCE, JUNE 30, 2008	$—	$194,075	$70	$661,007	$623,202	$(101,029)	$(105,125)		$1,272,200

BALANCE, DECEMBER 31, 2008		$472,311	$70	$695,521	$572,172	$(102,817)	$(86,491)		$1,550,766
Cumulative effect adjustment for reclassification of the previously recognized noncredit-related impairment loss on investment securities					8,110		(8,110)		—
BALANCE, JANUARY 1, 2009	$—	$472,311	$70	$695,521	$580,282	$(102,817)	$(94,601)		$1,550,766
Comprehensive loss
Net loss after extraordinary item for the year					(114,557)			$(114,557)	(114,557)
Net unrealized gain on investment securities available-for-sale							60,915	60,915	60,915
Net unrealized loss as a result of desecuritization							30,551	30,551	30,551
Noncredit-related impairment loss on investment securities recorded in the current year							(36,717)	(36,717)	(36,717)
Total comprehensive loss								$(59,808)
Stock compensation costs				2,908					2,908
Tax provision from stock plans				(404)					(404)
Series B preferred stock issuance cost		(44)							(44)
Issuance of 385,722 shares pursuant to various stock plans and agreements			1	389					390
Cancellation of 45,268 shares due to forfeitures of issued restricted stock				1,087		(1,087)			—
Purchase of 8,978 shares of treasury stock due to the vesting of restricted stock						(35)			(35)
Amortization of Series B preferred stock discount		2,158			(2,158)				—
Preferred stock dividends					(15,435)				(15,435)
Common stock dividends					(1,570)				(1,570)
Inducement of preferred stock conversion				14,773	(14,773)				—
BALANCE, JUNE 30, 2009	$—	$474,425	$71	$714,274	$431,789	$(103,939)	$(39,852)		$1,476,768

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding gain (loss) on securities arising during the period, net of tax (expense) benefit of $(52,607) in 2009 and $48,942 in 2008	$72,647	$(67,586)
Less: Reclassification adjustment for gain included in net loss, net of tax expense of $(13,628), in 2009 and $(915) in 2008	18,819	1,263
Net unrealized gain (loss) on securities, net of tax (expense) benefit of $(66,235) in 2009 and $48,027 in 2008	$91,466	$(66,323)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) after extraordinary item	$(114,557)	$(20,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,572	10,103
Impairment loss on goodwill	—	586
Credit-related impairment loss on investment securities available-for-sale	37,647	9,945
Impairment loss on other equity investment	581	—
Stock compensation costs	2,908	3,016
Deferred tax benefit	(11,856)	(49,444)
Provision for loan losses and impact of desecuritization	238,684	140,000
Provision for loss on other real estate owned	15,938	690
Net gain on sales of investment securities, loans and other assets	616	(8,682)
Federal Home Loan Bank stock dividends	—	(2,362)
Originations of loans held for sale	(25,785)	(34,330)
Proceeds from sale of loans held for sale	25,846	34,655
Tax provision from stock plans	404	229
Net change in accrued interest receivable and other assets	(6,507)	25,718
Net change in accrued interest payable, accrued expenses and other liabilities	(13,747)	(6,583)
Total adjustments	276,301	123,541
Net cash provided by operating activities	161,744	102,698

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	180,368	(41,862)
Purchases of:
Short-term investments	(376,097)	(880)
Securities purchased under resale agreements	(25,000)	—
Investment securities held-to-maturity	(672,336)	—
Investment securities available-for-sale	(1,021,779)	(820,430)
Loans receivable	(91,238)	—
Federal Home Loan Bank stock	—	(9,400)
Federal Reserve Bank stock	(9,196)	(5,904)
Investments in affordable housing partnerships	(19)	—
Premises and equipment	(360)	(1,742)
Proceeds from:
Sale of investment securities	237,379	376,148
Sale of securities purchased under resale agreements	—	100,000
Sale of loans receivable	38,768	146,556
Sale of other real estate owned	36,961	9,949
Maturity of short term investments	50,245	—
Repayments, maturity and redemption of investment securities	875,483	388,627
Redemption of Federal Home Loan Bank stock	—	6,054
Acquisitions, net of cash paid	—	(924)
Net cash (used in) provided by investing activities	(776,821)	146,192

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payment for):
Deposits	516,859	240,091
Short-term borrowings	(6,350)	(487,269)
Proceeds from:
Issuance of long-term borrowings	—	250,000
Issuance of preferred stock and common stock warrants, net of stock issuance costs	—	194,075
Issuance of common stock pursuant to various stock plans and agreements	390	1,529
Payment for:
Repayment of long-term borrowings	(179,997)	(165,000)
Repayment of notes payable on affordable housing investments	(4,928)	(5,709)
Repurchase of treasury shares pursuant to stock repurchase program and vesting of restricted stock	(35)	(8)
Issuance cost of Series B preferred stock	(44)	—
Cash dividends on preferred stock	(14,583)	—
Cash dividends on common stock	(1,570)	(12,659)
Tax provision from stock plans	(404)	(229)
Net cash provided by financing activities	309,338	14,821

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(305,739)	263,711
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	878,853	160,347
CASH AND CASH EQUIVALENTS, END OF PERIOD	$573,114	$424,058

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$131,380	$159,084
Income tax payments, net of refunds	(13,133)	36,477
Noncash investing and financing activities:
Desecuritization of loans receivable	635,614	—
Real estate acquired through foreclosure	78,872	26,009
Loans to facilitate sales of real estate owned	27,982	—
Affordable housing investment financed through notes payable	—	3,000

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For Six Months Ended June 30, 2009 and 2008

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Events subsequent to the condensed consolidated balance sheet date have been evaluated through August 7, 2009, the date the financial statements are available to be issued, for inclusion in the accompanying financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124, Recognition and Presentation of Other-Than-Temporary Impairments, which makes changes to the timing of loss recognition and earnings for debt and similar investment securities classified as either “available-for-sale” or “held-to-maturity”.  The FSP provides that if an entity intends to sell an impaired debt security prior to recovery of its amortized cost basis, or if it is more likely than not that it will have to sell the security prior to recovery, then the full amount of the impairment is to be classified as other than temporary and recognized in earnings.  Otherwise, the portion of the impairment loss deemed to constitute a credit loss is considered an OTTI loss to be reported in earnings. The non-credit loss portion is recognized in other comprehensive income.  This FSP also requires entities to initially apply the provisions of the standard to the noncredit portion of previously recorded OTTI impaired securities, existing as of the date of initial adoption, by making a cumulative-effect adjustment from the opening balance of retained earnings to other comprehensive income in the period of adjustment.  Upon adoption of FSP FAS 115-2 and FAS 124, the Company reclassified the noncredit portion of previously recognized OTTI totaling $8.1 million, net of tax, from the opening balance of retained earnings to other comprehensive income.  Additionally, upon implementation of this FSP as of March 31, 2009, the Company recorded $200 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $7.6 million, net of tax, of the non-credit portion of OTTI in other comprehensive income.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures from an annual basis only to a quarterly basis.  The FSP will require public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as well as the methods and significant assumptions used to estimate the fair value of those instruments.  The FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.  This FSP does not require disclosures for earlier periods presented for comparative periods at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after the initial adoption.  The adoption of this FSP on June 30, 2009 resulted in additional disclosures which are presented in Note 3 of the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which amends Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It is effective for financial statements issued for fiscal years beginning after November 15, 2009, and early adoption is prohibited.  The Company is currently evaluating the impact that this statement will have on its financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  It is effective for financial statements issued for fiscal years beginning after November 15, 2009, and early adoption is prohibited.  The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB Statement No. 162 (“Codification”).  This Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

3.              FAIR VALUE

The Company adopted SFAS 157 effective January 1, 2008.  SFAS 157 provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, derivatives payable, mortgage servicing assets, and impaired loans.

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

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market and income approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability.  These inputs can be readily observable, market corroborated, or generally unobservable firm inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The hierarchy ranks the quality and reliability of the information used to determine fair values.  The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1 — Quoted prices for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets.  Level 1 financial instruments typically include U.S. Treasury securities.

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.  Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, U.S. Government sponsored enterprise preferred stock securities, trust preferred securities, equity swap agreements, and OREO.

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category typically includes mortgage servicing assets, impaired loans, private label mortgage-backed securities, pooled trust preferred securities, and derivatives payable.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to SFAS 157.  The following table presents both financial and non-financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis.  These assets and liabilities are reported on the consolidated balance sheets at their fair values as of June 30, 2009.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of June 30, 2009
	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Investment Securities Available-For-Sale
U.S. Treasury securities	$2,515	$2,515	$—	$—
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	453,592	—	453,592	—
U.S. Government agency securities and U.S. Government sponsored enterprise residential mortgage-backed securities	834,374	—	834,374	—
Municipal securities	11,992	—	11,992	—
Other residential mortgage-backed securities	16,628	—	—	16,628
Corporate debt securities
Investment grade	41,564	—	40,319	1,245
Non-investment grade	19,188	—	4,601	14,587
U.S. Government sponsored enterprise equity securities	1,957	—	1,957	—
Total Investment Securities Available-For-Sale	$1,381,810	$2,515	$1,346,835	$32,460
Equity swap agreements	$13,308	—	$13,308	—
Derivatives payable	(13,323)	—	—	(13,323)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended June 30, 2009
	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In Thousands)
Mortgage Servicing Assets	$9,466	$—	$—	$9,466	$(86)
Impaired Loans	110,351	—	—	110,351	(3,854)
OREO	15,986	—	15,986	—	(4,182)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Six Months Ended June 30, 2009
	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In Thousands)

Mortgage Servicing Assets	$9,466	$—	$—	$9,466	$680
Impaired Loans	136,373	—	—	136,373	(4,243)
OREO	16,359	—	16,359	—	(6,920)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following table provides a reconciliation of the beginning and ending balances for available-for-sale investment securities by major security type and for major asset and liability categories measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009:

	Investment Securities Available-for-Sale
		Residential Mortgage-Backed Securities		Corporate Debt Securities
	Total	Investment Grade	Non- Investment Grade	Investment Grade	Non- Investment Grade	Residual Securities	Derivatives Payable

Beginning balance, April 1, 2009	$635,009	$546,520	$11,325	$1,306	$21,930	$53,928	$(11,509)
Total gains or (losses) (1)
Included in earnings	(33,858)	2,461	191	3	(37,442)	929	(1,814)
Included in other comprehensive loss (unrealized) (2)	70,331	71,216	1,350	(54)	28,717	(30,898)	—
Purchases, issuances, sales, settlements (3)	(639,022)	(602,585)	(13,850)	(10)	1,382	(23,959)	—
Transfers in and/or out of Level 3 (4)	—	(17,612)	17,612	—	—	—	—
Ending balance, June 30, 2009	$32,460	$—	$16,628	$1,245	$14,587	$—	$(13,323)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at June 30, 2009	$(35,633)	$—	$—	$—	$(37,447)	$—	$1,814

	Investment Securities Available-for-Sale
		Residential Mortgage-Backed Securities		Corporate Debt Securities
			Non-		Non-
		Investment	Investment	Investment	Investment	Residual	Derivatives
	Total	Grade	Grade	Grade	Grade	Securities	Payable

Beginning balance, January 1, 2009	$624,351	$527,109	$10,216	$1,294	$35,670	$50,062	$(14,142)
Total gains or (losses) (1)
Included in earnings	(30,955)	2,629	192	7	(37,640)	3,857	819
Included in other comprehensive loss (unrealized) (2)	92,783	101,456	2,458	(34)	13,923	(25,020)	—
Purchases, issuances, sales, settlements (3)	(653,719)	(613,582)	(13,850)	(22)	2,634	(28,899)	—
Transfers in and/or out of Level 3 (4)	—	(17,612)	17,612	—	—	—	—
Ending balance, June 30, 2009	$32,460	$—	$16,628	$1,245	$14,587	$—	$(13,323)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at June 30, 2009	$(38,466)	$—	$—	$—	$(37,647)	$—	$(819)

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

Valuation Methodologies

Investment Securities Available-for-Sale — The fair values of available-for-sale investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

The Company’s Level 3 available-for-sale securities include one private-label mortgage-backed security and certain pooled trust preferred securities.  The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157.  However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has become increasingly inactive since mid-2007.  It is the Company’s view that current broker prices on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  As such, the fair value of the private-label mortgage-backed security and pooled trust preferred securities have been below cost since the advent of the financial crisis.  Additionally, most, if not all, of these broker quotes are nonbinding.  In accordance with FSP SFAS 157-4, the Company considered whether to place little, if any, weight on transactions that are not orderly when estimating fair value.  Although length of time and severity of impairment are among the factors to consider when determining whether a security that is other than temporarily impaired, the private-label mortgage backed security and pooled trust preferred securities have only exhibited deep declines in value since the credit crisis began.  The

Company therefore believes that this is an indicator that the decline in price is solely a result of the lack of liquidity in the market for these securities and the broker quotes received stem from distressed sale transactions.

For the private-label mortgage-backed security, the Company determined the valuation by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.  For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses.  In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the private-label mortgage-backed security and pooled trust preferred securities, the Company has made assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the securities.  The gains and losses recorded in the period are recognized in noninterest income. During the second quarter of 2009, the private-label mortgage-backed security was downgraded from investment grade to non-investment grade.

In May 2009, the desecuritization of the Company’s Level 3 private-label mortgage backed securities resulted in a $635.6 million increase in single and multifamily loans receivable and is reflected in the decrease of Level 3 investment grade mortgage-backed investment securities for the three months and six months ended June 30, 2009 Level 3 reconciliation table described above.

Equity Swap Agreements — The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This deposit product, which has a term of 5 years or 5½ years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”).  The fair value of these equity swap agreements is based on the income approach.  The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  The Company’s consideration of its counterparty’s credit risk resulted in a $56 thousand adjustment to the valuation of the equity swap agreements for the quarter ended June 30, 2009.  The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

Derivatives Payable — The Company’s derivatives payable are recorded in conjunction with the certificate of deposits (“host instrument”) that pays interest based on changes in the HSCEI and are included in interest-bearing deposits on the consolidated balance sheets.  The fair value of these embedded derivatives is based on the income approach.  The Company’s consideration of its own credit risk resulted in a $41 thousand adjustment to the valuation of the derivative liabilities, and a net gain of $121 thousand was recognized in noninterest income as the net difference between the valuation of the equity swap agreements and derivatives payable for the quarter ended June 30, 2009.  The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

Mortgage Servicing Assets (“MSAs”) — The Company records MSAs in conjunction with its loan sale and securitization activities since the servicing of the underlying loans is retained by the Bank.  MSAs are initially measured at fair value using an income approach.  The initial fair value of MSAs is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The valuation for MSAs falls within Level 3 of the fair value hierarchy since there are no quoted prices for MSAs and the significant inputs used to determine fair value are not directly observable.  The valuation of MSAs is determined using a discounted cash flow approach utilizing the appropriate yield curve and several market-derived assumptions including prepayment speeds, servicing cost, delinquency and foreclosure costs and behavior, and float earnings rate.  Net cash flows are present valued using a market-derived discount rate.  The resulting fair value is then compared to recently observed bulk market transactions with similar characteristics.  The fair value is adjusted accordingly to be better aligned with current observed market trends and activity.

Impaired Loans — In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  Impaired loans fall within Level 3 of the fair value hierarchy since they are measured at fair value based on the most recent valuation information received on the underlying collateral.

Other Real Estate Owned (“OREO”) — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans, are considered held-for-sale, and are recorded at the lower of cost or estimated fair value at the time of foreclosure.  The fair values of OREO properties are based on third-party appraisals, broker price opinions or accepted written offers.  These valuations are reviewed and approved by the Company’s appraisal department, credit review, or OREO department.  OREO properties are classified as Level 2 assets in the fair value hierarchy.  The OREO balance of $27.2 million included in the condensed consolidated balance sheets as of June 30, 2009 is recorded net of estimated disposal costs.

Fair Value of Financial Instruments

The Company adopted FSP FAS 107-1 and APB 28-1 effective June 30, 2009, which increases the frequency of fair value disclosures from an annual basis only to a quarterly basis.  The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 were as follows:

	As of June 30, 2009		As of December 31, 2008
	Carrying		Carrying
	Notional or	Estimated	Notional or	Estimated
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$573,114	$573,114	$878,853	$878,853
Short-term investments	554,293	554,721	228,441	228,353
Securities purchased under resale agreements	75,000	77,576	50,000	51,581
Investment securities held-to-maturity	794,840	794,463	122,317	123,105
Investment securities available-for-sale	1,381,810	1,381,810	2,040,194	2,040,194
Loans receivable, net	8,289,229	8,187,554	8,069,377	8,036,406
Investment in Federal Home Loan Bank stock	86,729	86,729	86,729	86,729
Investment in Federal Reserve Bank stock	36,785	36,785	27,589	27,589
Accrued interest receivable	50,312	50,312	46,230	46,230
Equity swap agreements	38,838	13,308	43,453	13,853

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	4,070,949	3,650,330	3,399,817	3,141,126
Time deposits	4,587,869	4,595,022	4,742,142	4,750,957
Federal funds purchased	22	22	28,022	28,022
Federal Home Loan Bank advances	1,173,238	1,200,416	1,353,307	1,397,081
Securities sold under repurchase agreements	1,020,080	1,261,167	998,430	1,204,329
Notes payable	11,578	11,578	16,506	16,506
Accrued interest payable	10,912	10,912	18,977	18,977
Long-term debt	235,570	92,099	235,570	120,325
Derivatives payable	38,838	13,323	43,453	14,142

Off-balance sheet financial instruments:
Commitments to extend credit	1,196,668	12,238	1,469,513	16,001
Standby letters of credit	639,233	3,286	656,979	3,614
Commercial letters of credit	34,434	(96)	39,426	(204)

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents — The carrying amounts approximate fair values due to the short-term nature of these instruments.

Short-Term Investments -The fair values of short-term investments generally approximate their book values due to their short maturities.

Securities Purchased Under Resale Agreements — For securities purchased under resale agreements with original maturities of 90 days or less, the carrying amounts generally approximate fair values due to the short-term nature of these instruments.  At June 30, 2009 and December 31, 2008, the securities purchased under resale agreements are long-term in nature and the fair value is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates and taking into consideration the call features of each instrument.

Investment Securities Held-To-Maturity— The fair values of the investment securities held-to-maturity are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

Investment Securities Available-For-Sale— The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For the private-label mortgage-backed security, the fair value was derived based on a combination of broker prices and discounted cash flow analyses that is weighted as deemed appropriate.  For the pooled trust preferred securities, the fair value was derived based on a discounted cash flow analyses.

Loans Receivable, net - The fair value of loans is determined based on the discounted cash flow approach.  The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics.  No adjustments have been made for changes in credit within the loan portfolio.  It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of such loans.

Federal Home Loan Bank and Federal Reserve Bank Stock - The carrying amount of the Federal Home Loan Bank stock approximates fair value and its redemption price of $100 per share.  The carrying value of the Federal Reserve Bank stock approximates fair value as the stock may be sold back at its carrying value.

Accrued Interest Receivable - The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

Equity Swap Agreements — The fair value of the derivative contracts is provided by an independent third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity.  The Company has also considered the counterparty’s credit risk in determining the valuation.

Deposits — The fair value of deposits is determined based on the discounted cash flow approach.  The discount rate is derived from the associated yield curve, plus spread, if any.  For core deposits, the cash outflows are projected by the decay rate based on the Bank’s core deposit premium study.  Cash flows for all non-time deposits are discounted using the LIBOR yield curve.  For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread.

Federal Funds Purchased — The carrying amounts approximate fair values due to the short-term nature of these instruments.

Federal Home Loan Bank Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments.  At June 30, 2009 and December 31, 2008, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

Notes Payable — The carrying amount of notes payable approximates fair value as these notes are payable on demand.

Accrued Interest Payable - The carrying amount of accrued interest payable approximates fair value due to its short-term nature.

Long-Term Debt — The fair values of long-term debt are estimated by discounting the cash flows through maturity based on current market rates the Bank would pay for new issuances.

Derivatives Payable — The Company’s derivatives payable are recorded in conjunction with the certificate of deposits (“host instrument”) that pays interest based on changes in the HSCEI.  The Company’s derivatives payable are estimated using the income approach.  The Company has also considered its own credit risk in determining the valuation.

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

During the three and six months ended June 30, 2009, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $1.5 million and $2.9 million, respectively, with related tax benefits of $622 thousand and $1.2 million, respectively.  During the three and six months ended June 30, 2008, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $1.5 million and $3.0 million, respectively, with related tax benefits of $613 thousand and $1.3 million, respectively.

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

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands) (1)
Outstanding at beginning of period	2,588,968	$20.67
Granted	43,942	6.83
Exercised	(3,300)	5.89
Forfeited	(29,904)	19.93
Outstanding at end of period	2,599,706	$20.47	2.97 years	$79
Vested or expected to vest	2,533,282	$20.42	2.90 years	$73
Exercisable at end of period	1,661,399	$19.50	1.57 years	$15

(1) Includes in-the-money options only.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009		2008	2009	2008
Expected term (1)	—	(5)	4 years	4 years	4 years
Expected volatility (2)	—	(5)	28.9%	60.5%	27.9%
Expected dividend yield (3)	—	(5)	1.3%	0.6%	1.2%
Risk-free interest rate (4)	—	(5)	3.0%	1.8%	2.6%

(1) The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2) The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3) The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4) The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5) The Company did not issue any stock options during the second quarter of 2009.

During the three and six months ended June 30, 2009 and 2008, information related to stock options is presented as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009		2008	2009	2008

Weighted average fair value of stock options granted during the period	$—	(1)	$3.59	$6.83	$4.27
Total intrinsic value of options exercised (in thousands)	4		170	5	337
Total fair value of options vested (in thousands)	87		116	1,438	1,222

(1) The Company did not issue any stock options during the second quarter of 2009.

As of June 30, 2009, total unrecognized compensation cost related to stock options amounted to $2.9 million.  The cost is expected to be recognized over a weighted average period of 2.7 years.

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

A summary of the activity for restricted stock as of June 30, 2009, including changes during the six months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	753,165	$29.35
Granted	292,430	7.14
Vested	(28,662)	37.60
Forfeited	(90,359)	31.61
Outstanding at end of period	926,574	$21.87

The weighted average fair values of restricted stock awards granted during the six months ended June 30, 2009 and 2008 were $7.14 and $20.38, respectively.

As of June 30, 2009, total unrecognized compensation cost related to restricted stock awards amounted to $10.5 million.  This cost is expected to be recognized over a weighted average period of 2.7 years.

5.              INVESTMENT SECURITIES

An analysis of the held-to-maturity and available-for-sale investment securities portfolio is presented as follows:

	As of June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$252,645	$266	$(1,891)	$251,020
Municipal securities	36,140	606	(391)	36,355
Other residential mortgage-backed securities
Investment grade	103,344	238	(5,873)	97,709
Non-investment grade	9,800	—	(1,495)	8,305
Corporate debt securities
Investment grade	387,005	10,048	(1,781)	395,272
Non-investment grade	4,617	—	(104)	4,513
Other securities	1,289	—	—	1,289
Total investment securities held-to-maturity	$794,840	$11,158	$(11,535)	$794,463

Available-for-sale
U.S. Treasury securities	$2,512	$3	$—	$2,515
U.S. Government agency and U.S. Government sponsored enterprise debt securities	452,707	1,812	(927)	453,592
U.S. Government agency and U.S. Government sponsored enterprise residential mortgage-backed securities	822,614	12,668	(908)	834,374
Municipal securities	11,990	2	—	11,992
Other residential mortgage-backed securities	21,329	—	(4,701)	16,628
Corporate debt securities
Investment grade	43,169	221	(1,826)	41,564
Non-investment grade(1)	92,995	—	(73,807)	19,188
U.S. Government sponsored enterprise equity securities	3,340	—	(1,383)	1,957
Total investment securities available-for-sale	$1,450,656	$14,706	$(83,552)	$1,381,810

Total investment securities	$2,245,496	$25,864	$(95,087)	$2,176,273

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
Municipal securities	$5,772	$118	$—	$5,890
Corporate debt securities	116,545	904	(234)	117,215
Total investment securities held-to-maturity	$122,317	$1,022	$(234)	$123,105

Available-for-sale
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,020,355	4,762	(1,183)	1,023,934
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	373,690	6,758	(397)	380,051
Other mortgage-backed securities	645,940	—	(108,614)	537,326
Corporate debt securities (1)	116,127	266	(73,849)	42,544
U.S. Government sponsored enterprise equity securities (1)	3,340	—	(2,156)	1,184
Residual securities	25,043	25,019	—	50,062
Other securities (1)	2,570	10	—	2,580
Total investment securities available-for-sale	$2,189,570	$36,823	$(186,199)	$2,040,194

Total investment securities	$2,311,887	$37,845	$(186,433)	$2,163,299

(1) As of December 31, 2008, the Company recorded an OTTI charge of $13.6 million for corporate debt securities, $55.3 million for U.S. Government sponsored enterprise equity securities, and $4.3 million for Other securities. Upon adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the noncredit portion of previously recognized OTTI for pooled trust preferred securities totaling $8.1 million, on a net of tax basis, from the opening balance of retained earnings to other comprehensive income as of March 31, 2009. Additionally, the Company recorded $37.6 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $36.7 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for six months ended June 30, 2009.

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

Prices from third-party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data.  Additionally, the majority of these independent broker quotations are non-binding.

As a result of the global financial crisis and illiquidity in the U.S. markets, the Company believes the current broker prices obtained on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157.  However, in light of these circumstances, the Company has modified its approach in determining the fair values of these securities.  For the pooled trust preferred securities, the Company believes that the cash flow analyses which demonstrate that the realizable value of these securities are equal to their carrying values should be the primary factor considered when making a judgment about other than temporary impairment.  For the private-label mortgage-backed security, the Company determined the valuation by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.    In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates.

The following tables show the Company’s rollforward of the amount related to credit losses for the three and six months ended June 30, 2009:

Three Months Ended June 30, 2009
(In thousands)
Beginning balance, April 1, 2009	$200
Addition of OTTI that was not previously recognized	37,447
Reduction for securities sold during the period	—
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—
Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Ending balance, June 30, 2009	$37,647

Six Months Ended June 30, 2009
(In thousands)
Beginning balance, January 1, 2009	$—
Addition of OTTI that was not previously recognized	37,647
Reduction for securities sold during the period	—
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—
Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Ending balance, June 30, 2009	$37,647

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$200,754	$(1,891)	$—	$—	$200,754	$(1,891)
Municipal securities	12,818	(391)	—	—	12,818	(391)
Other residential mortgage-backed securities
Investment grade	68,543	(5,873)	—	—	68,543	(5,873)
Non-investment grade	8,305	(1,495)	—	—	8,305	(1,495)
Corporate debt securities
Investment grade	65,280	(1,781)	—	—	65,280	(1,781)
Non-investment grade	4,512	(104)	—	—	4,512	(104)
Total temporarily impaired securities held-to-maturity	$360,212	$(11,535)	$—	$—	$360,212	$(11,535)

Available-for-sale
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$161,570	$(927)	$—	$—	$161,570	$(927)
U.S. Government agency and U.S. Government sponsored residential enterprise mortgage-backed securities	104,021	(908)	—	—	104,021	(908)
Other residential mortgage-backed securities	—	—	16,628	(4,701)	16,628	(4,701)
Corporate debt securities
Investment grade	18,563	(968)	1,245	(858)	19,808	(1,826)
Non-investment grade (1)	1,182	(11,115)	18,006	(62,692)	19,188	(73,807)
U.S. Government sponsored enterprise equity securities	1,957	(1,383)	—	—	1,957	(1,383)
Total temporarily impaired securities available-for-sale	$287,293	$(15,301)	$35,879	$(68,251)	$323,172	$(83,552)

Total temporarily impaired securities	$647,505	$(26,836)	$35,879	$(68,251)	$683,384	$(95,087)

	As of December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Corporate debt securities	$40,057	$(234)	$—	$—	$40,057	$(234)
Total temporarily impaired securities held-to-maturity	$40,057	$(234)	$—	$—	$40,057	$(234)

Available-for-sale
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$143,727	$(1,183)	$—	$—	$143,727	$(1,183)
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	72,245	(397)	—	—	72,245	(397)
Other mortgage-backed securities	17,984	(3,339)	519,090	(105,275)	537,074	(108,614)
Corporate debt securities	4,016	(2,946)	34,611	(70,903)	38,627	(73,849)
U.S. Government sponsored enterprise equity securities	1,184	(2,156)	—	—	1,184	(2,156)
Total temporarily impaired securities available-for-sale	$239,156	$(10,021)	$553,701	$(176,178)	$792,857	$(186,199)

Total temporarily impaired securities	$279,213	$(10,255)	$553,701	$(176,178)	$832,914	$(186,433)

(1) For the six months ended June 30, 2009, the Company recorded $63.3 million, on a pre-tax basis, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income, which is included as gross unrealized losses.

Corporate Debt Securities (Held-to-Maturity)

As of June 30, 2009, the fair value of the Company’s held-to-maturity corporate debt securities totaled $399.8 million.  During the second quarter of 2009, two of the corporate debt securities were downgraded from investment grade to non-investment grade.  Except for these two securities, all other corporate debt securities are investment grade as of June 30, 2009.  As of June 30, 2009, these debt instruments had gross unrealized losses for less than twelve months amounting to $1.9 million, or less than 1% of the aggregate amortized cost basis of held-to-maturity corporate debt securities, comprised of $104 thousand and $1.8 million that are non-investment grade and investment grade, respectively.  Due to the relatively short maturity dates of these securities of 5 years or less, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of June 30, 2009.

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized losses in the available-for-sale portfolio at June 30, 2009 are related to pooled trust preferred debt securities.  As of June 30, 2009, the Company had $15.8 million in pooled trust preferred debt securities available-for-sale, representing 1% of total investment securities available-for-sale portfolio.  In April 2009, except for one security which was downgraded but remained at investment grade status, the ratings for the other twelve pooled trust preferred securities were downgraded to non-investment grade status due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments.  As of June 30, 2009, these debt instruments had gross unrealized losses amounting to $69.1 million, or 81% of the total amortized cost basis of these securities, comprised primarily of the $63.3 million, or $36.7 million on a net of tax basis, in noncredit-related impairment losses recorded during the first half of 2009 pursuant to the provisions of FSP FAS 115-2 and FAS 124-2.

Almost all of the pooled trust preferred securities held by the Company have underlying collateral issued by banks and insurance companies.  Continued deterioration in market conditions have resulted in many more small banks either deferring or defaulting on their trust preferred debt during the second quarter of 2009.  As a result of diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, the Company recorded an impairment loss of $100.8 million on its portfolio of trust preferred securities during the second quarter of 2009, of which $37.4 million was a pre-tax credit loss recorded through earnings.  The remaining $63.3 million or $36.7 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income as of June 30, 2009.  The Company determined the amount of credit-related impairment by discounting the expected future cash flows with the effective yield of the security in accordance with the methodology described in  SFAS 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15.  During the first quarter of 2009, the Company recorded an impairment loss of $13.4 million on a non-investment grade pooled trust preferred security.  Of the total impairment loss amount, $200 thousand was a pretax credit loss recorded through earnings.  The remaining $13.2 million, or $7.6 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income as of March 31, 2009.

During 2008 and 2007, the Company recorded $13.6 million and $405 thousand, respectively, in non-credit related impairment losses on three pooled trust preferred securities due to rating downgrades caused by increases in market spreads, concerns regarding the housing market, and lack of liquidity in the markets.  None of these securities have experienced any credit-related losses for which OTTI was previously recorded.  Upon the implementation of FSP FAS 115-2 and FAS 124, the Company reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2008 and 2007 from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.

Mortgage-backed Securities (Held-to-Maturity)

As of June 30, 2009, the aggregate fair value of the non-agency held-to-maturity mortgage-backed securities amounted to $106.0 million.  These securities are collateralized by single family loans and secured by first liens on these residential properties.  During the second quarter of 2009, one of the mortgage-backed securities was downgraded from investment grade to non-investment grade.  Except for this non-investment grade security, all held-to-maturity mortgage-backed securities are investment grade.

As of June 30, 2009, these debt instruments had gross unrealized losses for less than twelve months amounting to $7.4 million, or 7% of the aggregate amortized cost basis of held-to-maturity mortgage-backed securities, comprised of $1.5 million and $5.9 million that are non-investment grade and investment grade, respectively.

The decline in fair values of these securities is due to widening market spreads, concerns regarding the downturn in the housing market, and lack of liquidity in the market.  However, these securities have strong credit support, low loan-to-values, low delinquency, and low OREO ratios.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of June 30, 2009.

Mortgage-backed Securities (Available-for-Sale)

As of June 30, 2009, the Company had one private-label available-for-sale mortgage-backed security with a fair value of $16.6 million, with a gross unrealized loss of $4.7 million, or 22% of the amortized cost basis of this security, for more than 12 months.  During the second quarter of 2009, this security was downgraded from investment grade to non-investment grade.  This security is collateralized by single family loans and secured by the first lien on these residential properties.  Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider.  The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis.  As such, the Company does not deem this security to be other-than-temporarily impaired as of June 30, 2009.

In May 2009, the Company desecuritized its private-label mortgage backed securities which resulted in a $635.6 million increase in single and multifamily loans receivable with a corresponding decrease in available-for-sale investment securities.  These single family and multifamily loans were previously originated by the Company and were securitized in 2006 and 2007 for additional liquidity purposes.  All of the resulting securities were retained by the Company in its available-for-sale investment portfolio.  The Company’s decision to desecuritize these securities was prompted by the mark-to-market adjustments recorded on these securities that were based on price points observed in the general market for mortgage-backed securities that were not reflective of the better credit quality of the underlying loans.  These loans had very low overall delinquency rates as of June 30, 2009.  The accumulated mark-to-market adjustments on these securities, recorded in other comprehensive income, were negatively impacting the Company’s tangible common equity.  The desecuritization added $30.6 million to the Company’s tangible common equity.

Government-Sponsored Equity Preferred Stock

In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac.  The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded from to non-investment grade status reflecting the cessation of dividend payments on these securities.  These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate.  The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock.  As the assessment on the status of any resumption in dividend payments on these securities was uncertain, the Company recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008.  As of June 30, 2009, the fair value of these preferred stock securities was $2.0 million.  Gross unrealized losses on these securities, all of which is less than twelve months in duration, amounted to $1.4 million as of June 30, 2009, or 41% of the aggregate amortized cost basis of these securities.  The outlook for these preferred securities remains stable.  The

Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of its amortized cost bases.  As such, the Company does not deem these remaining securities to be other-than-temporarily impaired as of June 30, 2009.

The Company has thirteen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of June 30, 2009.  These securities are comprised of twelve corporate debt securities with a total fair value of $19.3 million and one mortgage-backed security with a total fair value of $16.6 million.  As of June 30, 2009, there were also 84 securities that have been in a continuous unrealized loss position for less than twelve months.  The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of June 30, 2009.

The scheduled maturities of investment securities at June 30, 2009 are presented as follows:

	Held-to-maturity		Available-for-sale
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due within one year	$212,254	$213,645	$187,335	$177,636
Due after one year through five years	314,393	320,636	129,704	129,340
Due after five years through ten years	48,921	48,672	183,810	186,005
Due after ten years	219,272	211,510	946,467	886,872
Indeterminate maturity	—	—	3,340	1,957
Total	$794,840	$794,463	$1,450,656	$1,381,810

6.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill remained at $337.4 million at June 30, 2009 and December 31, 2008.  Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant.  The Company records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill.  Subsequent reversals of goodwill impairment are prohibited.

During the second quarter of 2009, both the U.S. and global financial markets continued to experience volatility and the effect of such volatility continued to unfavorably impact the market prices of banking stocks, including the Company’s.  As of June 30, 2009, the Company’s market capitalization based on total outstanding common and preferred shares was $785.4 million and its total stockholders’ equity was $1.48 billion.  As a result, the Company performed an impairment analysis as of June 30, 2009 to determine whether and to what extent, if any, recorded goodwill was impaired.  The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts.  If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

During the first quarter of 2009, the Company re-aligned its management reporting structure and identified three business divisions that meet the criteria of an operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  Based on the criteria defined in SFAS No. 131, the Company’s three operating segments are Retail Banking,

Commercial Banking, and Other.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company determined that there were no additional reporting units below each operating segment and therefore the reporting units are equivalent to the operating segments.  See Note 10 to the Company’s condensed consolidated financial statements presented elsewhere in this report for a further discussion of the revised business segments.

In order to determine the fair value of the reporting units, a combined income and market approach was used.  Under the income approach, the Company provided a net income projection for the next 5 years plus a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units.  Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus.  The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit.  The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs.  Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value.  As a result of this analysis, the Company determined there was no goodwill impairment at June 30, 2009 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill.  No assurance can be given that goodwill will not be written down in future periods.  The Company recorded goodwill impairment of $586 thousand as a charge to earnings during the first half of 2008.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed from various acquisitions.  Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant.  The gross carrying amount of deposit premiums totaled $43.0 million as of June 30, 2009 and December 31, 2008, with related accumulated amortization expense amounting to $23.2 million and $21.0 million, respectively, as of June 30, 2009 and December 31, 2008.  During the first quarter of 2008, the Company recorded an $855 thousand impairment loss on deposit premiums initially recorded for the Desert Community Bank (“DCB”) acquisition due to higher than anticipated runoffs in certain deposit categories.  The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits.

The following table provides the estimated amortization expense of premiums on acquired deposits for 2009 and the succeeding four years as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2009	$2,128
2010	3,858
2011	3,378
2012	2,602
2013	1,707

7.              ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Allowance balance, beginning of period	$195,450	$117,120	$178,027	$88,407
Allowance for unfunded loan commitments and letters of credit	1,442	1,136	434	232
Provision for loan losses	151,422	85,000	229,422	140,000
Impact of desecuritization	9,262	—	9,262	—
Chargeoffs:
Single family real estate	14,263	634	18,116	709
Multifamily real estate	2,352	436	4,098	436
Commercial real estate	13,063	—	15,859	—
Land	33,599	16,337	46,122	21,418
Construction	60,083	15,726	78,526	24,291
Commercial business	13,718	1,919	33,177	13,735
Automobile	27	134	35	163
Other consumer	306	23	1,618	40
Total chargeoffs	137,411	35,209	197,551	60,792

Recoveries:
Single family real estate	205	2	226	2
Multifamily real estate	96	—	218	—
Commercial and industrial real estate	591	3	597	6
Land	416	—	416	—
Construction	847	—	966	—
Commercial business	1,367	357	1,648	537
Automobile	9	4	31	21
Other consumer	4	—	4	—
Total recoveries	3,535	366	4,106	566
Net chargeoffs	133,876	34,843	193,445	60,226
Allowance balance, end of period	$223,700	$168,413	$223,700	$168,413
Average loans outstanding	$8,244,850	$8,773,028	$8,221,143	$8,864,142
Total gross loans outstanding, end of period	$8,528,961	$8,656,427	$8,528,961	$8,656,427
Annualized net chargeoffs to average loans	6.50%	1.59%	4.71%	1.36%
Allowance for loan losses to total gross loans, end of period	2.62%	1.95%	2.62%	1.95%

At June 30, 2009, the allowance for loan losses amounted to $223.7 million, or 2.62% of total loans, compared with $178.0 million or 2.16% of total loans at December 31, 2008, and $168.4 million, or 1.95% of total gross loans as of June 30, 2008.  The increase in the allowance for loan losses is primarily due to the $229.4 million in provisions for loan losses recorded during the first half of 2009 and $9.3 million in allowance for losses recorded during the second quarter of 2009 in conjunction with the desecuritization of single family and multifamily loans completed in May 2009.  This compares to $140.0 million in loan loss provisions recorded during the first half of 2008.  During the second quarter of 2009, the Company continued to make significant strides in managing down its problem assets with sizeable reductions in nonaccrual loans, delinquent loans, and OREO.  The Company sold $166.3 million in problem loans and $55.8 million in OREO properties during the quarter ended June 30, 2009.  Year to date through June 30, 2009, the Company has sold $183.5 million in problem loans and $79.8 million in OREO properties.  The proactive measures taken by the Company to reduce problem assets have resulted in higher net chargeoff activity and increased loan loss provisions.  During the first half of 2009, the Company recorded $193.4 million in net chargeoffs, compared to $60.2 million in net chargeoffs recorded during the first half of 2008.  Throughout the course of 2008 and the first half of 2009, the Company has actively reduced its exposure to land and construction loans and its overall credit risk on the $945.1 million in construction loans and $479.8 million in land loans has been reduced substantially.

8.              COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements.  As of June 30, 2009 and December 31, 2008, respectively, undisbursed loan commitments amounted to $1.20 billion and $1.47 billion, respectively.  Commercial and standby letters of credit amounted to $673.7 million and $696.4 million as of June 30, 2009 and December 31, 2008, respectively.

Guarantees — From time to time, the Company securitizes loans with recourse in the ordinary course of business.  For loans that have been securitized with recourse, the recourse component is considered a guarantee.  When the Company securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of June 30, 2009, total loans securitized with recourse amounted to $504.1 million and were comprised of $58.1 million in single family loans with full recourse and $446.0 million in multifamily loans with limited recourse.  In comparison, total loans securitized with recourse amounted to $544.5 million at December 31, 2008, comprised of $62.4 million in single family loans with full recourse and $482.1 million in multifamily loans with limited recourse.  The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans.  All of these transactions represent securitizations with Fannie Mae.  The Company’s recourse reserve related to loan securitizations totaled $1.1 million as of June 30, 2009 and December 31, 2008, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  Despite the challenging conditions in the real estate market, the Company continues to experience relatively minimal losses from the single family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan.  When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of June 30, 2009 and December 31, 2008, the amount of loans sold without recourse totaled $722.8 million and $693.5 million, respectively.  Total loans securitized without recourse amounted to $367.7 million and $1.04 billion, respectively, at June 30, 2009 and December 31, 2008.  The decrease in loans securitized without recourse at June 30, 2009, is due to the desecuritization of the Company’s private label mortgage backed securities during May 2009 which resulted in an increase of $635.6 million of single and multifamily loans with a corresponding decrease in investment securities available-for-sale.  The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2009.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

9.              STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering - In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share.  The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting underwriting discounts, commissions and offering expenses.  The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred stock into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares.  This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share.  On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred stock to be converted into shares of the Company’s common stock.  Dividends on the Series A preferred stock, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 15, May 15, August 15 and November 15 of each year.  The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings.

In late June 2009, the Company entered into binding agreements with certain shareholders to exchange approximately 90 thousand shares of Series A preferred stock into 8.1 million shares of common stock.  This transaction was accounted for as an induced conversion with the settlement of shares occurring in July 2009.  As a result of entering into these agreements prior to the end of the second quarter of 2009, the Company recorded a preferred dividend of $14.8 million during the second quarter of 2009 which represents the additional consideration or inducement given to these shareholders in excess of the carrying value of the Series A preferred stock.   See Note 11 to the Company’s condensed consolidated financial statements presented elsewhere in this report for a further discussion of the subsequent events.

Series B Preferred Stock Offering - On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B”), with a liquidation preference of $1,000 per share.  The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S.Treasury’s Capital Purchase Program (“TCPP”).  The Series B preferred shares will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum.  The Series B preferred shares are transferable by the U.S. Treasury at any time.  Subject to the approval of the Federal Reserve Board, the Series B preferred shares are redeemable at the option of the Company at 100% of liquidation preference (plus any accrued and unpaid dividends), provided, however, that the Series B preferred shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Stock Purchase Agreement) in excess of $76,636,500, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings.

Warrants — During 2008, in conjunction with the Series B preferred stock offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrant may be exercised, with an allocated fair value of $25.2 million.  The warrant may be exercised at any time on or before December 5, 2018.  The U.S. Treasury may not transfer a portion of the warrants with respect to more than one-half of the original number of shares of common stock until the earlier of the successful completion of an offering of replacement Tier 1 capital of at least $306.5 million and December 31, 2009.  The warrants, and all rights under the warrants, are otherwise transferable.  As of June 30, 2009, there were 3,035,109 warrants outstanding.

Stock Repurchase Program — During 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company’s common stock.  The Company did not repurchase any shares during the six months ended June 30, 2009 in connection with this stock repurchase program.

Quarterly Dividends — On April 28, 2009, the Company’s Board of Directors declared second quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about May 1, 2009 to shareholders of record on April 15, 2009.  On May 15, 2009, the Company’s Board of Directors declared and paid quarterly preferred cash dividends on its Series B preferred shares.  Total cash dividends accrued and paid in conjunction with the Company’s Series A and B preferred stock amounted to $7.8 million and $15.4 million during the three and six months ended June 30, 2009, respectively.

On April 28, 2009, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.01 per share payable on or about May 26, 2009 to shareholders of record on May 18, 2009.  The Board authorized the reduction of the common stock dividend to $0.01 per share for the second quarter of 2009, compared to the $0.02 per share paid in the first quarter of 2009, in order to preserve capital.  Cash dividends totaling $640 thousand and $1.6 million were paid to the Company’s common shareholders during the second quarter and first half of 2009, respectively.

Earnings (Loss) Per Share (“EPS”) — The actual number of shares outstanding at June 30, 2009  was 64,032,009.  Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.  In accordance with SFAS No. 128, Earnings Per Share, due to the net loss recorded during the second quarter and first half of 2009, incremental shares resulting from the assumed conversion, exercise, or contingent issuance of securities are not included as their effect on earnings or loss per share would be antidilutive.

The following table sets forth (loss) earnings per share calculations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009			2008
	Net loss available to	Number	Per Share	Net loss available to	Number	Per Share
	common stockholders	of Shares	Amounts	common stockholders	of Shares	Amounts
	(In thousands, except per share data)
Basic EPS
Net loss before extraordinary item, as reported	$(86,725)	63,105	$(1.37)	$(25,887)	62,599	$(0.41)
Less: Preferred stock dividends, inducement, and amortization of preferred stock discount	(23,623)	—	—	—	—	—
Loss available to common stockholders before extraordinary item	(110,348)	63,105	(1.75)	(25,887)	62,599	(0.41)
Extraordinary item	(5,366)	63,105	(0.08)	—	—	—
Net loss available to common stockholders after extraordinary item	$(115,714)	63,105	$(1.83)	$(25,887)	62,599	$(0.41)

Diluted EPS
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Restricted stock	—	—	—	—	—	—
Stock warrants	—	—	—	—	—	—

Loss available to common stockholders before extraordinary item	$(110,348)	63,105	$(1.75)	$(25,887)	62,599	$(0.41)
Extraordinary item	(5,366)	63,105	(0.08)	—	—	—
Net loss available to common stockholders after extraordinary item	$(115,714)	63,105	$(1.83)	$(25,887)	62,599	$(0.41)

	Six Months Ended June 30,
	2009			2008
	Net loss available to	Number	Per Share	Net loss available to	Number	Per Share
	common stockholders	of Shares	Amounts	common stockholders	of Shares	Amounts
	(In thousands, except per share data)
Basic EPS
Net loss before extraordinary item, as reported	$(109,191)	63,052	$(1.73)	$(20,843)	62,542	$(0.33)
Less: Preferred stock dividends, inducement, and amortization of preferred stock discount	(32,366)	—	—	—	—	—
Loss available to common stockholders before extraordinary item	(141,557)	63,052	(2.25)	(20,843)	62,542	(0.33)
Extraordinary item	(5,366)	63,052	(0.08)	—	—	—
Net loss available to common stockholders after extraordinary item	$(146,923)	63,052	$(2.33)	$(20,843)	62,542	$(0.33)

Diluted EPS
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Restricted stock	—	—	—	—	—	—
Stock warrants	—	—	—	—	—	—

Loss available to common stockholders before extraordinary item	$(141,557)	63,052	$(2.25)	$(20,843)	62,542	$(0.33)
Extraordinary item	(5,366)	63,052	(0.08)	—	—	—
Net loss available to common stockholders after extraordinary item	$(146,923)	63,052	$(2.33)	$(20,843)	62,542	$(0.33)

The following outstanding convertible preferred stock, stock options, and restricted stock for the three and six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Convertible preferred stock	12,772	9,838	12,772	4,919
Stock options	2,568	2,113	2,575	1,234
Restricted stock	598	58	838	97

10.       BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall.  The Company had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other.  The Bank’s strategic focus has been shifting and evolving over the last several years which has influenced how the chief operating decision maker views the Company’s business operations and assesses its economic performance.  Specifically, the Company’s business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking.  A third segment, which is comprised of a combination of previous operating segments—Treasury and Other, provides broad administrative support to these two core segments.  As a result of this evolution in the Company’s strategic focus, the Company realigned its segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment in accordance with SFAS No. 131.  The objective of combining certain segments under a new reporting structure was to better align the Company’s service structure with its customer base, and to provide a platform to more efficiently manage the complexities and challenges impacting the Company’s current business environment.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network.  The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices.  Furthermore, the Company’s Commercial Banking segment also offers a wide variety of international finance and trade services and products.  The former residential lending segment has been combined with the Retail Banking segment due to the consumer-centric nature of the products and services offered by these two segments as well as the synergistic relationship between these two units in generating consumer mortgage loans.  The remaining centralized functions, including the former Treasury segment, and eliminations of intersegment amounts have been aggregated and included in “Other.”

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

The changes in transfer pricing assumptions that the Company implemented during the first quarter of 2009 have not been reflected in the segment results for 2008 since these changes were adopted on a prospective basis.  The Company has, however, performed a high level assessment of the impact of these transfer pricing assumption changes to the various operating segments.  Based on this assessment, the Company determined that the full year impact of these changes was not significant overall, and would have been favorable to the segment pretax profit (loss) results for the Retail Banking and Commercial banking segments but unfavorable to the Other segment during 2008.  Additionally, the changes in transfer pricing assumptions implemented during the first quarter of 2009 would not have altered the conclusion of our goodwill impairment test performed as of June 30, 2008, had these assumptions been retroactively implemented during the second quarter and first half of 2008.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$53,930	$61,339	$31,064	$146,333
Charge for funds used	(16,395)	(17,073)	(51,959)	(85,427)
Interest spread on funds used	37,535	44,266	(20,895)	60,906
Interest expense	(24,540)	(4,566)	(28,967)	(58,073)
Credit on funds provided	43,026	4,721	37,680	85,427
Interest spread on funds provided	18,486	155	8,713	27,354
Net interest income (expense)	$56,021	$44,421	$(12,182)	$88,260

Provision for loan losses	$45,263	$106,159	$—	$151,422
Depreciation, amortization and accretion	2,927	1,006	1,832	5,765
Goodwill	320,566	16,872	—	337,438
Segment pretax profit (loss)	(28,275)	(72,662)	(46,336)	(147,273)
Segment assets	6,650,481	4,808,232	1,260,802	12,719,515

	Three Months Ended June 30, 2008
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$68,913	$81,067	$17,925	$167,905
Charge for funds used	(31,500)	(36,189)	(31,414)	(99,103)
Interest spread on funds used	37,413	44,878	(13,489)	68,802
Interest expense	(35,086)	(3,263)	(37,380)	(75,729)
Credit on funds provided	52,913	4,239	41,951	99,103
Interest spread on funds provided	17,827	976	4,571	23,374
Net interest income	$55,240	$45,854	$(8,918)	$92,176

Provision for loan losses	$19,926	$65,074	$—	$85,000
Depreciation, amortization and accretion	3,807	210	806	4,823
Goodwill	320,436	17,138	—	337,574
Segment pretax profit (loss)	5,467	(29,577)	(20,931)	(45,041)
Segment assets	6,041,185	5,127,452	616,263	11,784,900

	Six Months Ended June 30, 2009
	Retail	Commercial
	Banking	Lending	Treasury	Total
	(In thousands)

Interest income	$108,940	$124,398	$57,918	$291,256
Charge for funds used	(31,678)	(32,103)	(108,824)	(172,605)
Interest spread on funds used	77,262	92,295	(50,906)	118,651
Interest expense	(51,548)	(9,262)	(62,505)	(123,315)
Credit on funds provided	84,765	9,321	78,519	172,605
Interest spread on funds provided	33,217	59	16,014	49,290
Net interest income (expense)	$110,479	$92,354	$(34,892)	$167,941

Provision for loan losses	$79,378	$150,044	$—	$229,422
Depreciation, amortization and accretion	6,072	1,887	3,613	11,572
Goodwill	320,566	16,872	—	337,438
Segment pretax (loss) profit	(39,980)	(79,567)	(63,657)	(183,204)
Segment assets	6,650,481	4,808,232	1,260,802	12,719,515

	Six Months Ended June 30, 2008
	Retail	Commercial
	Banking	Lending	Treasury	Total
	(In thousands)

Interest income	$144,959	$174,117	$36,013	$355,089
Charge for funds used	(76,469)	(87,985)	(41,276)	(205,730)
Interest spread on funds used	68,490	86,132	(5,263)	149,359
Interest expense	(77,088)	(7,359)	(78,847)	(163,294)
Credit on funds provided	117,520	9,881	78,329	205,730
Interest spread on funds provided	40,432	2,522	(518)	42,436
Net interest income	$108,922	$88,654	$(5,781)	$191,795

Provision for loan losses	$47,788	$92,212	$—	$140,000
Depreciation, amortization and accretion	7,064	431	2,608	10,103
Goodwill	320,436	17,138	—	337,574
Segment pretax profit (loss)	3,792	(22,474)	(18,717)	(37,399)
Segment assets	6,041,185	5,127,452	616,263	11,784,900

11.       SUBSEQUENT EVENTS

Exchange of Series A Preferred Stock for Common Stock

On July 7, 2009, the Company completed the exchange of approximately 90 thousand shares of Series A preferred stock into 8.1 million shares of common stock.  The Company had previously entered into binding agreements with certain shareholders on June 29 and June 30, 2009 in connection with this exchange.  The exchange ratio for this transaction was 90 shares of common stock for each share of Series A preferred stock.

Additionally, the Company has entered into separate agreements at the same exchange ratio with two other shareholders to exchange a total of 20,466 shares of Series A preferred stock for 1,841,940 shares of common stock.  Both of these transactions were entered into and completed in July 2009.

As a result of these exchange transactions, the Company’s tangible common equity increased by an aggregate of $ 107.5 million net of original stock issuance costs.

Private Sales of Common Stock

On July 14, 2009, in private placement transactions, two customers of the Company purchased 5,000,000 newly issued shares of the Company’s common stock at a price of $5.50 per share, increasing tangible common equity by $26.0 million net of stock issuance costs. The investors will have the right to register these shares for resale to the public, but have agreed not to sell any of these shares until October 21, 2009 without the Company’s consent.

Public Offering of Common Stock

On July 20, 2009, the Company announced a public offering of 11 million shares of its common stock priced at $6.35.  The underwriter also exercised its option to purchase an additional 1.65 million shares of the Company’s common stock.  The Company received net proceeds of approximately $76.7 million, net of stock issuance costs, in conjunction with this common stock offering.

Dividend Payout

On July 15, 2009, the Company’s Board of Directors approved the payment of third quarter dividends of $20.00 per share on the Company’s Series A preferred stock.  The dividend is payable on or about August 1, 2009 to shareholders of record as of July 15, 2009.  Additionally, on July 15, 2009, the Board declared a dividend of $0.01 per share on the Company’s common stock payable on or about August 26, 2009 to shareholders of record as of August 12, 2009.

The Board has also authorized the payment of third quarter dividends on the Company’s Series B Preferred Stock to be paid on August 15, 2009.

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

The following is a summary of the areas which require more judgmental and complex accounting estimates and principles.  In each area, we have identified the variables most important in the estimation process.  We have used the best information available to make the estimations necessary to value the related assets and liabilities.  Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact the results of operations.

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

Overview

During the second quarter of 2009, we continued to sustain losses brought about by the prolonged recessionary climate and the downturn in the real estate market.  As a result of our aggressive stance in managing our problem assets, we recorded a net loss of $92.1 million or $(1.83) per share, largely due to $151.4 million in loan loss provisions and $37.4 million in other than temporary impairment (“OTTI”) losses on our trust preferred securities.  Despite the ongoing economic challenges,  we ended the quarter with record assets, record deposits, and strong levels of both capital and allowance for loan losses.  Our core profitability and liquidity position also remain strong, and our net interest margin has notably improved.

During the second quarter of 2009, we made significant strides in managing down our problem assets with sizeable reductions in nonaccrual loans, delinquent loans, and other real estate owned (“OREO”).  Total nonaccrual loans decreased 35% to $162.2 million as of June 30, 2009 from $248.0 million as of March 31, 2009 and 24% from $214.6 million as of December 31, 2008.  Similarly, total loans delinquent 30 or more days decreased by 39% or $188.0 million as of June 30, 2009 relative to March 31, 2009.  The decrease in problem assets is primarily due to the sale, payoff and resolution of problem assets.  We have also noted fewer migrations into the nonaccrual and delinquency categories.  During the second quarter of 2009, we sold $166.3 million in loans and $55.8 million in OREO properties.  Our proactive actions to identify and manage our problem assets have resulted in elevated chargeoff levels throughout 2008 and the first half of 2009.  Total net chargeoffs amounted to $133.9 million during the second quarter of 2009, compared to $59.6 million and $34.8 million during the first quarter of 2009 and second quarter of 2008, respectively.  At June 30, 2009, the allowance for loan losses amounted to $223.7 million or 2.62% of total gross loans, compared to $195.5 million or 2.42% as of March 31, 2009, and $178.0 million or 2.16% as of December 31, 2008.  We recorded $151.4 million in loan loss provisions during the second quarter of 2009, compared to $78.0 million and $85.0 million recorded during the first quarter of 2009 and second quarter of 2008, respectively.

Nonperforming assets totaled $189.4 million representing 1.49% of total assets at June 30, 2009.  This compares to $286.6 million or 2.28% at March 31, 2009 and $252.9 million or 2.04% of total assets at December 31, 2008.  Nonperforming assets as of June 30, 2009 are comprised of nonaccrual loans totaling $162.2 million and other real estate owned totaling $27.2 million.  Included in nonaccrual loans as of June 30, 2009 are loans totaling $14.7 million which were not 90 days past due as of June 30, 2009, but have been classified as nonaccrual due to concerns surrounding collateral values and future collectibility.  The decrease in nonperforming assets at June 30, 2009, relative to March 31, 2009, was largely due to a decline in nonaccrual loans of $85.8 million.  We also had $89.5 million and $11.0 million in total performing restructured loans as of June 30, 2009 and December 31, 2008, respectively, that were excluded from nonperforming assets.  Included in the $89.5 million total restructured loans as of June 30, 2009 were $77.2 million in performing A/B notes.  In A/B note restructurings, the original loan is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan which is the shortfall in value and is fully charged off.  The A/B notes balance as of June 30, 2009 is comprised of A note balances only.  The A notes are performing loans at market interest rates with adequate collateral and cash flow and are accruing interest.  In accordance with generally accepted accounting principles, A notes must be disclosed as troubled debt restructurings until the beginning of the next fiscal year.

In addition to the loan loss provision of $151.4 million posted during the second quarter of 2009, we also recorded $37.4 million in OTTI losses on our pooled trust preferred securities prompted by diminishing collateral values, deteriorating cash flows, and increased deferrals and defaulted payments from many small banks that issued these instruments.  As a result of these developments, all, but one, of our pooled trust preferred securities were downgraded to below investment grade status during the second quarter of 2009.  Other notable factors that negatively impacted earnings during the quarter ended June 30, 2009 are $5.7 million in FDIC special assessments and $8.7 million in OREO expenses.  Excluding all of these items, our core pretax operating income before extraordinary item was $56.0 million for the second quarter of 2009.  This compares to $49.3 million and $50.4 million in core pretax operating earnings during the first quarter of 2009 and second quarter of 2008, respectively.  We believe that core pretax operating income is a strong indicator of our stable core earnings.  A reconciliation of our loss before benefit from income taxes to core pretax operating income is as follows:

	Three Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008
	(In thousands)
Loss before benefit for income taxes	$(147,273)	$(35,931)	$(45,041)
Add:
Provision for loan losses	151,422	78,000	85,000
Impairment loss on investment securities	37,447	200	9,945
FDIC special assessment	5,700	—	—
Other real estate owned expense	8,682	7,031	508
Core pre-tax operating income	$55,978	$49,300	$50,412

Net interest income amounted to $88.3 million during the quarter ended June 30, 2009, compared with $79.7 million during the first quarter of 2009 and $92.2 million during the second quarter of 2008.  Our net interest margin increased 24 basis points to 2.98% during the second quarter of 2009 relative to 2.74% during the first quarter of 2009.  The increase in our net interest margin from the first quarter can be attributed to the maturation of higher cost CDs, new core deposits at lower costs, the maturity and paydown of FHLB advances, the impact from the desecuritization, and higher yields realized on investable funds and new loans.  Compared to the second quarter 2008 net interest margin of 3.33%, our net interest margin for the second quarter of 2009 decreased 35 basis points.  This is primarily a result of the sharp decline in interest rates prompted by several consecutive Federal Reserve rate cuts and the reversal of interest from nonaccrual loans.  We anticipate our net interest margin to increase during the remainder of 2009 as we continue to increase our core deposit base and pay down higher cost FHLB advances.

Total noninterest loss amounted to $(26.2) million during the second quarter of 2009, compared with noninterest income of $13.8 million during the first quarter of 2009 and $3.4 million during the second quarter of 2008.  The decrease in noninterest income during the second quarter of 2009 is primarily due to $37.4 million in OTTI losses on trust preferred securities recorded during the second quarter of 2009, compared with only $200 thousand and $9.9 million in such losses recorded during the first quarter of 2009 and the second quarter of 2008, respectively.  Core noninterest income amounted to $9.5 million during the second quarter of 2009, compared with $10.4 million and $9.6 million recorded during the first quarter of 2009 and the second quarter of 2008, respectively.  A reconciliation of our noninterest income to core noninterest income is as follows:

	Three Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008
	(In thousands)
Noninterest (loss) income	$(26,199)	$13,794	$3,438
Add:
Impairment loss on investment securities	37,447	200	9,945
Subtract:
Net gain on sale of investment securities	(1,680)	(3,521)	(3,433)
Net gain on fixed assets	(25)	(25)	(86)
Net gain on sale of loans	(3)	(8)	(273)
Core noninterest income	$9,540	$10,440	$9,591

Total noninterest expense amounted to $57.9 million during the second quarter of 2009, compared with $51.4 million and $55.7 million recorded during the first quarter of 2009 and the second quarter of 2008, respectively.  The increase in noninterest expense is primarily due to higher OREO expenses and credit cycle related expenses as well as higher deposit insurance premiums and regulatory assessments.  Our efficiency ratio, which represents noninterest expense (excluding amortization and/or impairment losses on intangible assets and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment losses on investment securities, was 55.12% during the second quarter of 2009 compared with 51.80% during the first quarter of 2009 and 48.62% during the second quarter of 2008.  We will continue to explore various cost management opportunities during the remainder of 2009.

Total consolidated assets at June 30, 2009 increased to $12.72 billion, compared with $12.42 billion at December 31, 2008.  The net increase in total assets is comprised predominantly of increases of held-to-maturity investment securities of $672.5 million, short-term investments of $325.9 million and net loans receivable of $219.9 million.  These increases were partially offset by decreases in cash and cash equivalents of $305.7 million and available-for-sale investment securities of $658.4 million.  Total liabilities increased 3% to $11.24 billion as of June 30, 2009, compared to $10.87 billion as of December 31, 2008.  The net increase in liabilities is primarily due to an increase in total deposits of $516.9 million, partially offset by a decrease in FHLB advances of $180.1 million.

Total average assets increased to $12.62 billion during the second quarter of 2009, compared to $12.50 billion and $11.77 billion during the first quarter of 2009 and the second quarter of 2008, respectively.  Growth in average short-term investments and average held-to-maturity investment securities accounted for the majority of the increase in total average assets during the first two quarters of 2009 relative to the second quarter of 2008.  The increases in average short-term investments and held-to-maturity investment securities can be attributed to proceeds received in conjunction with our issuance of Series B preferred stock during December 2008, notable increases in our deposit base during the first two quarters of 2009, as well as the reinvestment of a portion of our loan payoffs into short-term securities and investment securities.  Total average deposits grew to $8.44 billion during the second quarter of 2009, compared to $8.31 billion and $7.50 billion during the first quarter of 2009 and the second quarter of 2008, respectively, with the largest increases coming from money market accounts and time deposits.

During the second quarter of 2009, we continued to experience strong deposit growth with total deposits increasing to a record $8.66 billion as of June 30, 2009, representing a 6% or $516.9 million, increase over year-end 2008.  This increase in total deposits was predominantly due to a 20% or $671.1 million increase in our core deposit base as of June 30, 2009 relative to December 31, 2008.  Since mid-2008, we have experienced strong deposit momentum through both our retail branch network and our commercial deposit platforms despite volatile and challenging market conditions.  As a result of this increase in core deposits, we were able to pay down higher cost FHLB advances which decreased $180.0 million or 13% to $1.17 billion as of June 30, 2009.  We intend to pay down maturing FHLB advances totaling $450.0 million throughout the remainder of 2009.  These FHLB advances currently have interest rates ranging from 4% to over 5%.  Our cost of deposits has steadily declined in conjunction with the growth of our core deposit base, decreasing 34 basis points to 1.47% during the second quarter of 2009, relative to the first quarter of 2009, and decreasing 67 basis points since the quarter ended December 31, 2008.  Similarly, our cost of funds decreased 32 basis points to 2.12% during the second quarter of 2009, from 2.44% for the first quarter of 2009, and decreased 65 basis points since the quarter ended December 31, 2008.

Our liquidity position continues to get even stronger.  Our total borrowing capacity and holdings of cash and cash equivalents and short-term investments increased to $3.97 billion as of June 30, 2009, compared to $3.94 billion as of March 31, 2009 and $3.57 billion as of December 31, 2008.  As of June 30, 2009, we had $573.1 million in cash and cash equivalents, $554.3 million in short-term investments, and approximately $2.85 billion in available borrowing capacity from various sources including the Federal Home Loan Bank, the Federal Reserve Bank, and federal funds facilities with several financial institutions.  We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations.

Despite the large net loss posted during the second quarter of 2009, we continue to significantly exceed well capitalized requirements under all regulatory guidelines.  However, in light of the challenging economic environment, we recognize the importance of building capital and preparing for a potentially more severe economic cycle.  Although the Bank was not subject to the Supervisory Capital Assessment Program (“SCAP”) stress test that many large banks recently underwent, we conducted our own comprehensive stress test to assess our sensitivity to even more severe economic conditions.  Utilizing loss scenarios similar to those set forth in the public release of the SCAP stress test, we applied the “more adverse” guidelines to our loan and investment portfolios.  Based on the results of our simulated stress test, we would continue to be more than well capitalized under all regulatory guidelines.  Our stress test indicated that with an additional $101 million in tangible equity, we would have sufficient tangible common equity to maintain a tangible common equity to risk weighted assets ratio of 4.00% even in a more severe economic environment.

In response to the recommendation derived from our simulated stress test, we undertook several initiatives in conjunction with an overall comprehensive capital plan to boost our tangible common capital during the second quarter of 2009.  In May 2009, we desecuritized our own private-label mortgage backed securities, increasing tangible common equity by $30.6 million.  In June 2009 and July 2009, we exchanged an aggregate of approximately 111 thousand shares of Series A preferred stock for approximately 10 million shares of our common stock, resulting in $107.5 million of additional tangible common equity net of original stock issuance costs.  In July 2009, we entered into private placement transactions to sell 5 million newly issued shares of common stock at a price of $5.50 per share increasing tangible common equity by $26.0 million net of stock issuance costs.  Also in July 2009, we completed a public offering of 12.65 million shares of our common stock for which the Company received total proceeds of approximately $76.7 million net of stock issuance costs.  These combined actions raised our tangible common equity level by $240.8 million, well above the cushion recommended under our simulated stress test.  With this capital cushion, we believe we are well positioned to withstand the prolonged economic downturn and challenging credit environment.  As of June 30, 2009, our total risk-based capital ratio was 14.28% or $447.4 million more than the 10.00% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 12.25% and our Tier 1 leverage ratio of 10.38% as of June 30, 2009 also significantly exceeded regulatory guidelines for well-capitalized banks.

As of June 30, 2009, we updated our goodwill impairment analysis to determine whether and to what extent our goodwill asset was impaired.  As a result of this updated analysis, we determined that there was no goodwill impairment at June 30, 2009.

On April 27, 2009, the Board of Directors authorized a further reduction in our common stock dividend to $0.01 per share commencing in the second quarter of 2009, as compared with $0.02 per share paid during the first quarter of 2009 and the $0.10 per share paid in quarters previous to 2009.  Despite our strong capital position, we believe the reduction in our common stock dividend payout to be both a responsible and prudent decision to preserve capital during this period of prolonged economic uncertainty.  The Board of Directors has declared third quarter dividends on our common stock and remaining Series A preferred stock.  We will review our dividend policy quarterly in light of the current economic environment.

We continue to explore opportunities for growth and expansion.  During the second quarter of 2009, we obtained approval to open a Representative Office in Taipei.  Our growing physical presence in Asia includes a full service branch in Hong Kong and Representative Offices in Beijing and Shanghai.  With our increasing presence in Asia, we will be better able to facilitate our customers’ lending and overall banking needs.  Additionally, during the second quarter of 2009, we successfully launched a global foreign exchange initiative and built a foreign exchange trading platform to further expand our international banking services.  We have also embraced “Green” initiatives and have partnered with organizations including the Los Angeles Lakers, Southern California Edison, and Sempra Energy to support programs that foster conservation and efficient energy usage.  These partnerships have raised our visibility on our “Green” initiatives and resulted in many new lending and deposit relationships.

Results of Operations

Net loss after the extraordinary item for the second quarter of 2009 totaled $(92.1) million, compared with net loss of $(25.9) million for the second quarter of 2008.  On a per basic and diluted share basis, net loss was $(1.83) and $(0.41) during the second quarters of 2009 and 2008, respectively.  During the second quarter of 2009, our operating results were significantly impacted by $151.4 million in loan loss provisions and $37.4 million in credit-related impairment loss on investment securities, partially offset by a $60.5 million benefit from income taxes.  In comparison, we recorded $85.0 million in loan loss provisions and $9.9 million in impairment losses on investment securities, partially offset by a $19.2 million benefit from income taxes.  Our annualized return on average total assets decreased to (2.92%) for the quarter ended June 30, 2009, from (0.88%) for the same period in 2008.  The annualized return on average stockholders’ equity decreased to (43.81%) for the second quarter of 2009, compared with (8.48%) for the second quarter of 2008.

We incurred a net loss after extraordinary item for the six months ended June 30, 2009 of $(114.6) million, or $(2.33) loss per basic and diluted share, compared with net loss of $20.8 million, or $(0.33) loss per basic and diluted share, reported during the corresponding period in 2008.  The net loss reported during the first half of 2009 was primarily due to the $229.4 million in loan loss provisions and $37.6 million in credit-related impairment losses on investment securities, partially offset by a $74.0 million benefit from income taxes.  In comparison, we recorded $140.0 million in loan loss provisions recorded during the first half of 2008 and $9.9 million in impairment losses on investment securities, partially offset by a $16.6 million benefit from income taxes.  Our annualized return on average total assets decreased to (1.82%) for the six months ended June 30, 2009, compared to (0.35%) for the same period in 2008.  The annualized return on average total stockholders’ equity decreased to (14.92%) for the first half of 2009, compared with (3.51%) for the same period in 2008.

Components of Net Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net interest income	$88.3	$92.2	$167.9	$191.8
Provision for loan losses	(151.4)	(85.0)	(229.4)	(140.0)
Noninterest (loss) income	(26.2)	3.4	(12.4)	19.3
Noninterest expense	(57.9)	(55.7)	(109.3)	(108.5)
Benefit from income taxes	60.5	19.2	74.0	16.6
Net loss before extraordinary item	(86.7)	(25.9)	(109.2)	(20.8)
Impact of desecuritization, net of tax	(5.4)	—	(5.4)	—
Net loss after extraordinary item	$(92.1)	$(25.9)	$(114.6)	$(20.8)

Annualized return on average total assets	(2.92)%	(0.88)%	(1.82)%	(0.35)%
Annualized return on average total equity	(24.07)%	(8.48)%	(14.92)%	(3.51)%
Annualized return on average common equity	(43.81)%	(8.48)%	(27.66)%	(3.51)%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities.  Net interest income for the second quarter of 2009 totaled $88.3 million, a 4% decrease over net interest income of $92.2 million same period in 2008.  For the first half of 2009, net interest income decreased 12% to $167.9 million, compared to $191.8 million for the first half of 2008.

Net interest margin, defined as net interest income divided by average earning assets, decreased 35 basis points to 2.98% during the quarter ended June 30, 2009, from 3.33% during the second quarter of 2008.  Similarly, the net interest margin for the first half of 2009 decreased 62 basis points to 2.86%, compared with 3.48% during the same period in 2008.  The decline in the net interest margin reflects the steep decrease in the federal funds target rate during 2008, the actions we took to resolve our problem assets, and the reinvestment of net loan payoffs into lower yielding investment securities and other short-term investments.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$876,386	$2,509	1.15%	$194,206	$1,051	2.17%
Securities purchased under resale agreements	51,374	1,292	9.95%	50,000	1,264	10.14%
Investment securities (2)
Held-to-maturity
Taxable	769,432	11,883	6.18%	—	—	—
Tax-exempt (4)(5)	22,777	374	6.57%	—	—	—
Available-for-sale (3)(4)(5)	1,820,789	18,183	4.01%	1,990,262	26,054	5.25%
Loans receivable (2)(6)	8,244,850	111,669	5.43%	8,773,028	137,997	6.31%
FHLB and FRB stock	123,514	545	1.76%	117,608	1,863	6.35%
Total interest-earning assets	11,909,122	146,455	4.93%	11,125,104	168,229	6.07%

Noninterest-earning assets:
Cash and due from banks	113,853			123,646
Allowance for loan losses	(198,802)			(136,109)
Other assets	794,849			658,495
Total assets	$12,619,022			$11,771,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$356,756	$324	0.36%	$412,422	$681	0.66%
Money market accounts	1,822,470	6,140	1.35%	1,103,522	6,118	2.22%
Savings deposits	415,828	659	0.64%	468,541	958	0.82%
Time deposits less than $100,000	1,162,205	6,947	2.40%	964,196	7,560	3.14%
Time deposits $100,000 or greater	3,386,730	16,820	1.99%	3,148,739	28,219	3.59%
Federal funds purchased	4,849	3	0.24%	93,125	368	1.59%
FHLB advances	1,273,640	13,142	4.14%	1,579,062	17,541	4.46%
Securities sold under repurchase agreements	1,006,614	12,004	4.72%	1,000,797	11,290	4.52%
Long-term debt	235,570	2,034	3.42%	235,570	2,994	5.10%
Total interest-bearing liabilities	9,664,662	58,073	2.41%	9,005,974	75,729	3.37%

Noninterest-bearing liabilities:
Demand deposits	1,300,676			1,405,040
Other liabilities	123,431			138,837
Stockholders’ equity	1,530,253			1,221,285
Total liabilities and stockholders’ equity	$12,619,022			$11,771,136
Interest rate spread			2.52%			2.70%

Net interest income and net interest margin		$88,382	2.98%		$92,500	3.33%

(1) Annualized.

(2) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(915) thousand and $(1.8) million for the three months ended June 30, 2009 and 2008, respectively.  Also includes the amortization of deferred loan fees totaling $(1.5) million and $834 thousand for the three months ended June 30, 2009 and 2008, respectively.

(3) Average balances exclude unrealized gains or losses on available-for-sale securities.

(4) Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $252 thousand and 4.43% for the three months ended June 30, 2009, respectively, and none for the three months ended June 30, 2008. There is no total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale for the three months ended June 30, 2009. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $861 thousand and 5.88% for the three months ended June 30, 2008, respectively.

(5) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(6) Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense and the average yields and rates by asset and liability component for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$804,379	$5,485	1.38%	$135,373	$1,589	2.35%
Securities purchased under resale agreements	50,691	2,542	9.97%	57,143	3,817	13.40%
Investment securities (2)
Held-to-maturity
Taxable	588,646	18,578	6.31%	—	—	—
Tax-exempt (4)(5)	19,726	651	6.60%	—	—	—
Available-for-sale (3)(4)(5)	2,050,106	40,676	4.00%	1,914,642	53,499	5.60%
Loans receivable (2)(6)	8,221,143	222,485	5.46%	8,864,142	293,431	6.64%
FHLB and FRB stock	121,786	1,051	1.73%	116,627	3,472	5.97%
Total interest-earning assets	11,856,477	291,468	4.96%	11,087,927	355,808	6.44%

Noninterest-earning assets:
Cash and due from banks	118,351			137,057
Allowance for loan losses	(192,465)			(113,098)
Other assets	775,633			668,126
Total assets	$12,557,996			$11,780,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$358,492	$717	0.40%	$407,631	$2,048	1.01%
Money market accounts	1,655,476	11,834	1.44%	1,099,111	14,582	2.66%
Savings deposits	413,046	1,361	0.66%	469,989	2,412	1.03%
Time deposits less than $100,000	1,247,101	16,565	2.68%	951,241	16,401	3.46%
Time deposits $100,000 or greater	3,434,140	37,486	2.20%	3,088,157	60,346	3.92%
Federal funds purchased	3,653	6	0.33%	129,405	1,746	2.71%
FHLB advances	1,279,323	27,019	4.26%	1,663,188	37,223	4.49%
Securities sold under repurchase agreements	1,002,621	23,876	4.74%	1,000,991	21,819	4.37%
Long-term debt	235,570	4,451	3.76%	235,570	6,717	5.72%
Total interest-bearing liabilities	9,629,422	123,315	2.58%	9,045,283	163,294	3.62%

Noninterest-bearing liabilities:
Demand deposits	1,270,716			1,399,920
Other liabilities	122,326			145,586
Stockholders’ equity	1,535,532			1,189,223
Total liabilities and stockholders’ equity	$12,557,996			$11,780,012
Interest rate spread			2.38%			2.82%

Net interest income and net interest margin		$168,153	2.86%		$192,514	3.48%

(1) Annualized.

(2) Includes short-term securities purchased under resale agreements.

(3) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(1.7) million and $(2.1) million for six months ended June 30, 2009, and 2008, respectively.  Also includes the amortization of deferred loan fees totaling $(2.7) million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively.

(4) Average balances exclude unrealized gains or losses on available-for-sale securities.

(5) Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $439 thousand and 4.45% for the six months ended June 30, 2009, respectively, and none for the six months ended June 30, 2008. There is no total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale for the six months ended June 30, 2009. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $1.9 million and 6.05% for the six months ended June 30, 2008, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 vs. 2008			2009 vs. 2008
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)			(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$1,458	$2,159	$(701)	$3,896	$4,819	$(923)
Securities purchased under resale agreements	28	35	(7)	(1,275)	(397)	(878)
Investment securities held-to-maturity
Taxable	11,883	—	—	18,578	—	—
Tax-exempt (2)	374	—	—	651	—	—
Investment securities available-for-sale (2)	(7,871)	(1,977)	(5,894)	(12,823)	3,676	(16,499)
Loans receivable	(26,328)	(7,959)	(18,369)	(70,946)	(20,180)	(50,766)
FHLB and FRB stock	(1,318)	89	(1,407)	(2,421)	147	(2,568)
Total interest and dividend income	$(21,774)	$(7,653)	$(26,378)	$(64,340)	$(11,935)	$(71,634)

INTEREST-BEARING LIABILITIES
Checking accounts	$(357)	$(82)	$(275)	$(1,331)	$(222)	$(1,109)
Money market accounts	22	3,010	(2,988)	(2,748)	5,600	(8,348)
Savings deposits	(299)	(100)	(199)	(1,051)	(266)	(785)
Time deposits less than $100,000	(613)	1,382	(1,995)	164	4,427	(4,263)
Time deposits $100,000 or greater	(11,399)	1,995	(13,394)	(22,860)	6,157	(29,017)
Federal funds purchased	(365)	(193)	(172)	(1,740)	(914)	(826)
FHLB advances	(4,399)	(3,216)	(1,183)	(10,204)	(8,202)	(2,002)
Securities sold under resale agreements	714	66	648	2,057	36	2,021
Long-term debt	(960)	—	(960)	(2,266)	—	(2,266)
Total interest expense	(17,656)	2,862	(20,518)	(39,979)	6,616	(46,595)
CHANGE IN NET INTEREST INCOME	$(4,118)	$(10,515)	$(5,860)	$(24,361)	$(18,551)	$(25,039)

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.  Total change on an unadjusted basis for tax-exempt investment securities held-to-maturity is $252 thousand, and there is no total change due to volume and rates on an unadjusted basis for tax-exempt investment securities held-to-maturity for the three months ended June 30, 2009 vs. 2008. Total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $(861) thousand, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $(418) thousand and $(443) thousand for the three months ended June 30, 2009 vs. 2008, respectively. Total change on an unadjusted basis for tax-exempt investment securities held-to-maturity is $439 thousand, and there is no total change due to volume and rates on an unadjusted basis for tax-exempt investment securities held-to-maturity for the six months ended June 30, 2009 vs. 2008. Total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $(1.9) million, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $(928) thousand and $(979) thousand for the six months ended June 30, 2009 vs. 2008, respectively.

Provision for Loan Losses

We recorded $151.4 million and $229.4 million in provisions for loan losses during the second quarter and first half of 2009.  In comparison, we recorded $85.0 million and $140.0 million in provisions for loan losses during the second quarter and first half of 2008, respectively.  The significant increase in loan loss provisions recorded during the second quarter of 2009 reflects our elevated chargeoff levels as we managed down our problem assets with sizeable reductions in nonaccrual loans, delinquent loans, and OREO.  During the second quarter of 2009, we continued to proactively identify and resolve problem assets which resulted in the sale of $166.3 million in problem loans and $55.8 million in OREO properties.  Losses realized from the sale of problem loans are included in total chargeoffs during the period of sale.  Our actions to reduce problem assets resulted in higher chargeoffs and increased loan loss provisions during the second quarter of 2009.  The Company recorded $133.9 million and $193.4 million in net chargeoffs during the second quarter and first half of 2009, compared to $34.8 million and $60.2 million in net chargeoffs recorded during the second quarter and first half of 2008.  Although we believe that credit challenges will continue throughout 2009, we have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios have been significantly reduced.  Throughout the course of 2008 and the first half of 2009, we have substantially pared down both the outstanding loan balances as well as the total commitments on these loan categories.  We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of other segments of our loan portfolio to mitigate losses.

During May 2009, we desecuritized our private label mortgage backed securities which resulted in $635.6 million of single and multifamily loans being added to the loan portfolio with a corresponding decrease in investment securities available-for-sale.  As a result of this transaction, we recorded an extraordinary loss of $5.4 million on a net of tax basis, representing the allowance for loan losses on these single family and multifamily loans.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

Components of Noninterest (Loss) Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Impairment loss on investment securities	$(37.45)	$(9.95)	$(37.65)	$(9.95)
Branch fees	4.99	4.34	9.78	8.44
Net gain on investment securities	1.68	3.43	5.20	7.77
Letters of credit fees and commissions	1.93	2.48	3.78	5.15
Ancillary loan fees	1.36	0.98	3.59	2.13
Income from life insurance policies	1.10	1.03	2.18	2.05
Net gain on sale of loans	—	0.27	0.01	2.13
Other operating income	0.19	0.86	0.70	1.63
Total	$(26.20)	$3.44	$(12.41)	$19.35

Noninterest income includes revenues earned from sources other than interest income.  These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities, and other assets, impairment losses on investment securities and other assets, and other noninterest-related revenues.

Noninterest loss amounted to $(26.2) million during the quarter ended June 30, 2009 compared with noninterest income of $3.4 million for the corresponding quarter in 2008.  For the first half of 2009, noninterest loss totaled $(12.4) million, compared to noninterest income of $19.4 million recorded during the first half of 2008.  The decrease in noninterest income for both periods in 2009, as compared to the same periods in 2008, is predominantly attributable to higher credit-related impairment losses recorded on investment securities.

Included in noninterest (loss) income during the second quarter of 2009 is a $37.4 million credit-related impairment loss on our pooled trust preferred securities recorded pursuant to the provisions of FSP FAS 115-2 and FAS 124-2 which the Company implemented during the first quarter of 2009.  During the first half of 2009, total credit-related impairment losses on investment securities amounted to $37.6 million.  In comparison, impairment losses recorded on investment securities amounted to $9.9 million during the first six months of 2008.  Of the $9.9 million total impairment charge, $8.4 million related to certain Fannie Mae and Freddie Mac preferred securities with the remaining $1.5 million related to certain pooled trust preferred securities.

Branch fees, which represent revenues derived from branch operations, increased 15% to $5.0 million in the second quarter of 2009, from $4.3 million for the same quarter in 2008.  Similarly, branch fee income for the first six months of 2009 increased 16% to $9.8 million, compared to $8.4 million in the same prior year period. The increase in branch-related fees can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, decreased 22% to $1.9  million during the second quarter of 2009, from $2.5 million during the same period in 2008.  For the first half of 2009, letters of credit fees and commissions decreased 27% to $3.8 million, compared to $5.2 million for the first half of 2008.  The decrease in letters of credit fees and commissions is primarily due to the decline in the volume of standby letters of credit during the first half of 2009 relative to the prior year as well as a decrease in commissions generated from trade finance activities due to the downturn in the economy.

Net gain on sales of investment securities decreased to $1.7 million during the second quarter of 2009, compared to $3.4 million during the same quarter in 2008.  During the first six months of 2009, net gain on sales of investment securities decreased 33% to $5.2 million, from $7.8 million during the same period in 2008.  Proceeds from the sale of investment securities provide additional liquidity to purchase additional investment securities, to fund loan originations, and to pay down borrowings.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income.  Ancillary loan fees increased 39% to $1.4 million during the second quarter of 2009, compared to $984 thousand recorded during the same period in 2008. For the first half of 2009, ancillary loan fees increased 69% to $3.6 million, compared to $2.1 million for the first half of 2008.

We had minimal secondary market activity during the first half of 2009.  The net gain on sales of loans recorded during 2008 is primarily due to sales of single family loans to Fannie Mae as well as bulk sales of commercial real estate loans to various third parties consummated during these periods.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Compensation and employee benefits	$16.51	$25.79	$33.62	$49.06
Other real estate owned expense	8.68	0.51	15.71	1.40
Occupancy and equipment expense	6.30	6.54	13.69	13.55
Deposit insurance premiums and regulatory assessments	9.57	2.32	12.89	3.51
Legal expense	1.76	1.14	3.53	3.04
Amortization of investments in affordable housing partnerships	1.65	1.92	3.41	3.63
Loan related expense	1.64	2.24	3.08	3.62
Data processing	1.14	1.13	2.28	2.33
Amortization and impairment loss of premiums on deposits acquired	1.09	1.83	2.22	4.56
Deposit-related expenses	1.01	1.24	1.92	2.18
Impairment loss on goodwill	—	0.59	—	0.59
Other operating expenses	8.56	10.41	16.97	21.08
Total noninterest expense	$57.91	$55.66	$109.32	$108.55
Efficiency Ratio (1)	55.12%	48.62%	53.51%	45.12%

(1)  Represents noninterest expense, excluding the amortization and/or impairment losses of intangibles, and amortization of investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment loss on investment securities.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 4% to $57.9 million during the second quarter of 2009, from $55.7 million for the same quarter in 2008.  For the first half of 2009, noninterest expense increased 1% to $109.3 million, compared with $108.5 million during the same period in 2008.

Compensation and employee benefits decreased 36% to $16.5 million during the second quarter of 2009, compared to $25.8 million for the second quarter of 2008.  For the first half of 2009, compensation and employee benefits decreased 31% to $33.6 million, compared with $49.1 million for the first half of 2008.  The decrease in compensation and employee benefit expenses is due to the impact of initiatives undertaken by the Company throughout the past year and 2008 to reduce overall staffing levels and lower compensation-related incentives and expenses.

Deposit insurance premiums and regulatory assessments increased to $9.6 million during the quarter ended June 30, 2009, compared with $2.3 million during the same period in 2008.  For the first half of 2009, deposit insurance premiums and regulatory assessments increased to $12.9 million compared to $3.5 million for the same period in 2008.  The increase in deposit insurance premiums and regulatory assessments is primarily due to the special assessment imposed on each insured depository institution to maintain public confidence in the federal deposit insurance system.  On May 22, 2009, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009.  This special assessment resulted in a $5.7 million impact to our pretax earnings during the second quarter of 2009 and is payable on September 30, 2009.  Additionally, increases in the FDIC deposit assessment rate during the second quarter of 2009 as well as the enactment of the Emergency Economic Stabilization Act in October 2008 temporarily raising the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor and fully insured all non-interest bearing deposit accounts until

December 31, 2009 further contributed to the increase in deposit insurance premiums and regulatory assessments during the second quarter and first half of 2009, relative to the same periods in 2008.

We recorded OREO expenses, net of OREO revenues and gains, totaling $8.7 million during the quarter ended June 30, 2009, compared with $509 thousand recorded during the same period in 2008.  For the first half of 2009, net OREO expenses increased to $15.7 million, compared with $1.4 million in net OREO expenses during the first half of 2008.  The $8.7 million in total OREO expenses incurred during the second quarter of 2009 is comprised of $1.6 million in various operating and maintenance expenses related to our higher volume of OREO properties, $4.2 million in valuation losses, and $2.9 million in net losses from the sale of 52 OREO properties consummated during the second quarter of 2009.  For the first half of 2009, total net OREO expenses amounting to $15.7 million were comprised of $2.9 million in various operating and maintenance expenses on OREO properties, $6.9 million in valuation losses, and $5.9 million in net losses from the sale of 74 OREO properties consummated during the first six months of 2009.  As of June 30, 2009, total OREO, net amounted to $27.2 million, compared to $17.5 million as of June 30, 2008.

Amortization expense and impairment losses on premiums on deposits acquired decreased 40% to $1.1 million during the quarter ended June 30, 2009, compared with $1.8 million during the same period in 2008.  For the first half of 2009, amortization expense and impairment writedowns of premiums on deposits totaled $2.2 million, compared with $4.6 million incurred during the same period in 2008.  During the first quarter of 2008, we recognized an $855 thousand impairment loss on deposit premiums initially recorded for the Desert Community Bank acquisition due to higher than anticipated runoffs in certain deposit categories.  In comparison, we did not record any impairment losses on deposit premiums during the first two quarters of 2009.  Additionally, the amortization expense on deposit premiums related to the United National Bank and Standard Bank acquisitions decreased during the first half of 2009, relative to the same period in 2008.  This is due to lower runoff or decay rates incorporated into our core deposit amortization model after three years following the consummation of each acquisition.  The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in the Company’s current asset liability model.  Premiums on acquired deposits are amortized over their estimated useful lives.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, and other professional fees, and charitable contributions.  Other operating expenses decreased 18% to $8.6 million during the quarter ended June 30, 2009, compared with $10.4 million during the same period in 2008.  Similarly, other operating expenses decreased 19% to $17.0 million for the first half of 2009, from $21.1 million for the same period in 2008.  The decrease in other operating expenses for both periods in 2009, relative to the same periods in 2008, is primarily due to various cost-cutting measures and initiatives that we undertook throughout 2008 and the first half of 2009.

Our efficiency ratio increased to 55.12% for the quarter ended June 30, 2009, compared to 48.62% for the corresponding period in 2008.  For the first half of 2009, the efficiency ratio was 53.51% compared with 45.12% for the same period in 2008.  The increase in our efficiency ratio during the second quarter of 2009 can be attributed largely to higher deposit insurance premiums and higher credit cycle related expenses associated with OREO/foreclosure transactions as well as lower net interest income before the provision for loan losses.

Income Taxes

The income tax benefit amounted to $60.5 million for the second quarter of 2009, representing an effective tax benefit rate of 41.1%.  In comparison, the income tax benefit of $19.2 million

represented an effective tax rate of 42.5% for the second quarter of 2008.   Included in the income tax benefit recognized during the second quarters of 2009 and 2008 are $1.6 million and $1.7 million, respectively, in tax credits generated from our investments in affordable housing partnerships.

For the first half of 2009, the income tax benefit totaled $74.0 million representing an effective tax rate of 40.4%.  This compares to $16.6 million income tax expense, representing a 44.3% effective tax rate, recorded during the first half of 2008.  For the first six months of 2009, the income tax benefit includes $3.2 million in tax credits, compared to $3.3 million in tax credits during the same period in 2008.  Due to the high degree of variability of the estimated annual effective tax rate when considering the range of projected income (loss) for the remainder of the year, we have determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.

Operating Segment Results

We had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other.  Our strategic focus has been shifting and evolving over the last several years which has influenced how our chief operating decision maker views the Company’s business operations and assesses its economic performance.  Specifically, our business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking.  A third segment, which is comprised of a combination of our previous operating segments—Treasury and Other, provides broad administrative support to these two core segments.  As a result of this evolution in our strategic focus, we realigned our segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment in accordance with SFAS No. 131.  The objective of combining certain segments under a new reporting structure was to better align our service structure with our customer base, and to provide a platform to more efficiently manage the complexities and challenges impacting our current business environment.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network.  The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices.  Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products.  The former residential lending segment has been combined with the Retail Banking segment due to the consumer-centric nature of the products and services offered by these two segments as well as the synergistic relationship between these two units in generating consumer mortgage loans.  The remaining centralized functions, including the former Treasury segment, and eliminations of intersegment amounts have been aggregated and included in “Other.”

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

The changes in transfer pricing assumptions that we implemented during the first quarter of 2009 have not been reflected in the segment results for 2008 since these changes were adopted on a prospective basis.  We have, however, performed a high level assessment of the impact of these transfer pricing assumption changes to the various operating segments.  Based on this assessment, we determined that the full year impact of these changes was not significant overall, and would have been favorable to the segment pretax profit (loss) results for the Retail Banking and Commercial banking segments but unfavorable to the Other segment during 2008.  Additionally, the changes in transfer pricing assumptions implemented during the first quarter of 2009 would not have altered the conclusion of our goodwill impairment test performed as of June 30, 2008, had these assumptions been retroactively implemented during the second quarter and first half of 2008.

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 10 to the condensed consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported a $(28.3) million pretax loss for the quarter ended June 30, 2009, compared to a $5.5 million pretax income for the same quarter in 2008.  The increase in pretax loss for this segment during the second quarter of 2009 is comprised of a $25.3 million increase in loan loss provision, a $3.2 million decrease in noninterest income, and a $7.9 million increase in noninterest expense, partially offset by a $780 thousand increase in net interest income.

For the six months ended June 30, 2009, the pretax loss for the Retail Banking segment amounted to $(40.0) million, compared to the $3.8 million in pretax income recorded for the same period in 2008.  The increase in pretax loss for this segment during the six months ended June 30, 2009 is comprised of a $31.6 million or 66% increase in loan loss provisions, a $7.9 million or 35% decrease in noninterest income, and a $7.3 million or 12% increase in noninterest expense to $68.3 million, partially offset by a $1.6 million or 1% increase in net interest income to $110.5 million.

The slight increases in net interest income during the second quarter and first half of 2009 is attributable to the interest rate floors as part of the newly originated variable-rate loans, which partially offsets the steep 200 basis point decrease in interest rates since June 2008.  The increase in loan loss provisions for this segment during the second quarter of 2009 and first half of 2009, relative to the same periods in 2008, were due to increased chargeoff activity resulting from the downturn in the real estate housing market.  Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment decreased 30%, to $7.3 million for the quarter ended June 30, 2009, from $10.4 million recorded during the same period in 2008.  For the first half of 2009, noninterest income for the retail banking segment decreased 35% to $14.5 million, compared to $22.4 million for the same period in 2008.  The decrease in noninterest income for both periods is primarily due to lower loan fee income resulting from a notable decrease in our loan origination activities and lower net gain on sale of loans, partially offset by an increase in branch-related revenues pertaining to service and transaction charges on deposit accounts.  Additionally, noninterest income during the second quarter and first half of 2008 reflects the $2.7 million and $6.1 million, respectively, gain on sale of investment securities from loans originated by this segment that have been securitized as part of the Company’s securitization activities.

Noninterest expense for this segment increased 27% to $37.5 million during the second quarter of 2009, compared with $29.6 million recorded during the second quarter of 2008.  For the first half of 2009, noninterest expense increased 12% to $68.3 million, from $61.0 million for the same period in 2008.  The increase in noninterest expense for both periods is primarily due to higher OREO expenses and FDIC insurance premiums, partially offset by a decrease in compensation and employee benefits and amortization and impairment losses on premiums on deposits acquired.

Commercial Banking

The Commercial Banking segment reported a pretax loss of $(72.7) million during the quarter ended June 30, 2009, compared with pretax loss of $(29.6) million for the same period in 2008.  For the first six months of 2009, the pretax loss for the Commercial Banking segment amounted to $(79.6) million, compared to a pretax loss of $(22.5) million recorded during the same period in 2008.  The primary driver of the increase in pretax loss for both periods for this segment is due to a significant increase in loan loss provisions resulting from increased chargeoff activity.  Loan loss provisions increased 63% to $106.2 million during the second quarter of 2009, compared with $65.1 million for the same period in 2008.  During the first half of 2009, loan loss provisions increased 63% to $150.0 million, compared with $92.2 million for the same period in 2008.

Net interest income for this segment slightly decreased 3% to $44.4 million during the quarter ended June 30, 2009, compared to $45.9 million for the same period in 2008.  For the first six months of 2009, net interest income for the Commercial Banking segment amounted to $92.4 million, or a 4% increase from net interest income of $88.7 million recorded during the same period in 2008. The increase in net interest income is primarily due to a significant decrease in the charge for funds applied to the loan portfolio as a result of the declining interest rate environment.  Although interest income on loans also decreased in response to declining interest rates, the interest rate floors on variable loans helped to support the interest income on these loans.

Noninterest income for this segment decreased 8% to $5.2 million during the second quarter of 2009, compared with $5.7 million recorded in the same quarter of 2008.  For the first half of 2009, noninterest income decreased 22% to $10.5 million, from $13.5 million for the same period in 2008.  The decrease in noninterest income is primarily due to a decrease in net gain on sale of loans as well as a decrease in letters of credit fees and commissions driven by a decline in the volume of standby letters of credit and commissions generated from trade finance activities due to the downturn in the economy.

Noninterest expense for this segment increased 15% to $12.8 million during the second quarter of 2009, compared with $11.2 million recorded during the same quarter in 2008.  For the first half of 2009, noninterest expense for this segment increased 3%, to $25.9 million, from $25.1 million for the same period in 2008.  The increase in noninterest expense is due to an increase in OREO expenses and FDIC insurance premiums, partially offset by a decrease in compensation and employee benefits for this segment.

Other

This segment reported a pretax loss of $(46.3) million during the quarter ended June 30, 2009, compared with a pretax loss of $(20.9) million recorded in the same quarter of 2008.  For the first six months of 2009, the pretax loss for this segment amounted to $(63.7) million, compared to a pretax loss of $(18.7) million recorded during the same period in 2008.  The increase in the pretax loss for both periods is primarily due to an increase in net interest expense and noninterest loss, partially offset by a decrease in noninterest expense.

Net interest expense for this segment increased to $12.2 million during the quarter ended June 30, 2009, compared to net interest expense of $8.9 million recorded in the same quarter of 2008.  For the first six months of 2009, net interest expense for this segment amounted to $34.9 million, compared with net interest expense of $5.8 million recorded during the same period in 2008.  Since this segment now includes the treasury function, which is responsible for the liquidity and interest rate risk management of the Bank, it bears the cost of adverse movements in interest rates affecting our net interest margin and supports the Retail Banking and Commercial Banking segments through funds transfer pricing.

Noninterest loss for this segment amounted to $38.7 million, compared with $12.6 million in noninterest loss recorded during the same quarter of 2008.  For the first half of 2009, noninterest loss amounted to $37.4 million, compared with $16.5 million for the same period in 2008.  The increase in noninterest loss during both periods is due to the $37.4 million in credit-related impairment loss recorded on our pooled trust preferred securities during the second quarter of 2009.

Noninterest expense for this segment decreased 49% to $7.6 million, compared with $14.9 million recorded during the same quarter in 2008.  For the first half of 2009, noninterest expense for this segment decreased 33%, to $15.1 million, from $22.4 million for the same period in 2008.  The decrease in noninterest expense for both periods is primarily due to a decrease in compensation and employee benefits, partially offset by higher FDIC insurance premiums.

Balance Sheet Analysis

Total assets increased $296.7 million, or 2%, to $12.72 billion at June 30, 2009, relative to total assets of $12.42 billion at December 31, 2008.  The increase is comprised predominantly of increases in short-term investments amounting to $325.9 million, held-to-maturity investment securities totaling $672.5 million, and net loans receivable amounting to $219.9 million, partially offset by decreases in cash and cash equivalents totaling $305.7 million, and available-for-sale investment securities totaling $658.4 million.  A large portion of the net increase in total assets was funded by deposit growth of $516.9 million, partially offset by a decrease in FHLB advances of $180.1 million.

SFAS 157, Fair Value Measurement, and SFAS 159, Fair Value Option

SFAS 157 and SFAS 159 became effective on January 1, 2008.  We adopted SFAS 157 which provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, derivatives payable, mortgage servicing assets and, impaired loans.  The adoption of SFAS 157 did not have any impact on our financial condition, results of operations, or cash flows.

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

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years.  Total resale agreements increased to $75.0 million as of June 30, 2009, compared with $50.0 million as of December 31, 2008, all of which are long-term agreements.  On June 26, 2009, we entered into a new resale agreement amounting to $25.0 million, which has a stated termination date of June 26, 2024.  The collateral for these resale agreements consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and/or mortgage-backed securities held in safekeeping by a third party custodian.

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

Investment Securities

Income from investing activities provides a significant portion of our total income.  We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk.  Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored and other mortgage-backed securities, municipal securities, corporate debt securities, and U.S. Government sponsored enterprise equity securities.  We classify certain investment securities as held-to-maturity, and accordingly, these securities are recorded based on their amortized cost.  We also classify certain investments as available-for-sale, and accordingly, these securities are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity.

Investment securities held-to-maturity totaled $794.8 million and $122.3 million at June 30, 2009  and December 31, 2008, respectively, representing U.S. Government agency and U.S. Government sponsored enterprise debt securities, municipal securities, corporate debt securities and mortgage backed-securities, and other securities purchased during the first half of 2009 and fourth quarter of 2008.  The increase in investment securities was funded by deposit growth and capital raised during 2008.

Total investment securities available-for-sale decreased 32% to $1.38 billion as of June 30, 2009, compared with $2.04 billion at December 31, 2008.  The decrease is due to the desecuritization of our private-label mortgage backed securities in May 2009 which resulted in a $635.6 million increase in single and multifamily loan receivable with a corresponding decrease in available-for-sale investment securities.  Total repayments/maturities and proceeds from sales of investment securities amounted to $875.5 million and $237.4 million, respectively, during the six months ended June 30, 2009.

We recorded net gains on sales of investment securities totaling $1.7 million during the second quarter of 2009, compared to $3.4 million recorded during the same period in 2008.  For the first half of 2009, we recorded net gains on sales of investment securities totaling $5.2 million, compared with $7.8 million during the first half of 2008.

A portion of the proceeds from repayments, maturities, sales, and redemptions of investment securities were applied towards additional investment securities purchases totaling $1.69 billion.

At June 30, 2009, investment securities held-to-maturity with an aggregate par value of $726.4 million and available-for-sale securities with an aggregate par value of $1.07 billion were pledged to secure public deposits, repurchase agreements, the FRB discount window, and other purposes required or permitted by law.

We perform regular impairment analyses on our portfolio of investment securities.  If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings.  Noncredit-related impairment losses are charged to other comprehensive income.  Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that we will be unable to collect all amounts due, and our ability and intent to not sell the security before recovery of its amortized cost basis.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, we believe that the current broker prices obtained on one private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under SFAS 157.  However, in light of these circumstances, we modified our approach in determining the fair values of these securities.  For the pooled trust preferred securities, we believe that the cash flow analyses which demonstrate that the realizable value of these securities are equal to their carrying values should be the primary factor considered when making a judgment about other than temporary impairment.  For the private-label mortgage-backed security, we determined the valuation by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.  In calculating the fair value derived from the income approach, we made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security.

Corporate Debt Securities (Held-to-Maturity)

As of June 30, 2009, the fair value of our held-to-maturity corporate debt securities totaled $399.8 million.  During the second quarter of 2009, two of the corporate debt securities were downgraded from investment grade to non-investment grade.  Except for these two securities, all corporate debt securities are investment grade as of June 30, 2009.  As of June 30, 2009, these debt instruments had gross unrealized losses for less than twelve months amounting to $1.9 million, or less than 1% of the aggregate amortized cost basis of held-to-maturity mortgage-backed securities, comprised of $104 thousand and $1.8 million that are non-investment grade and investment grade, respectively.  Due to the relatively short maturity dates of these securities of 5 years or less, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of June 30, 2009.

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized losses in the available-for-sale portfolio at June 30, 2009 are related to pooled trust preferred debt securities.  As of June 30, 2009, we had $15.8 million in pooled trust preferred debt securities available-for-sale, representing 1% of total investment securities available-for-sale portfolio.  In April 2009, except for one security that was downgraded but remained at investment grade status, the ratings for the other twelve pooled trust preferred securities were downgraded to noninvestment grade due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments.  As of June 30, 2009, these debt instruments had gross unrealized losses amounting to $69.1 million, or 81% of the total amortized cost basis of these securities, comprised primarily of the $63.3 million, or $36.7 million on a net of tax basis, in noncredit-related impairment losses recorded during the first half of 2009 pursuant to the provisions of FSP FAS 115-2 and FAS 124-2.

Almost all of our pooled trust preferred securities have underlying collateral issued by banks and insurance companies.  Continued deterioration in market conditions have resulted in many more small banks either deferring or defaulting on their trust preferred debt during the second quarter of 2009.  As a result of diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $100.8 million on our portfolio of trust preferred securities during the second quarter of 2009, of which $37.4 million was a pre-tax credit loss recorded through earnings.  The remaining $63.3 million, or $36.7 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income as of June 30, 2009.  We determined the amount of credit-related impairment by discounting the expected future cash flows with the effective yield of the security in accordance with the methodology described in  SFAS 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15.  During the first quarter of 2009, we recorded an impairment loss of $13.4 million on a non-investment grade pooled trust preferred security.  Of the total impairment loss amount, $200 thousand was a pretax credit loss recorded through earnings.  The remaining $13.2 million or $7.6 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income as of March 31, 2009.

During 2008 and 2007, we recorded $13.6 million and $405 thousand, respectively, in non-credit related impairment losses on three pooled trust preferred securities due to rating downgrades caused by increases in market spreads, concerns regarding the housing market, and lack of liquidity in the markets.  None of these securities have experienced any credit-related losses for which OTTI was previously recorded.  As previously mentioned, upon the implementation of FSP FAS 115-2 and FAS 124, we reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2008 and 2007 from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.

Mortgage-backed Securities (Held-to-Maturity)

As of June 30, 2009, the aggregate fair value of our non-agency held-to-maturity mortgage-backed securities amounted to $106.0 million.  These securities are collateralized by single family loans and secured by the first lien on these residential properties.  During the second quarter of 2009, one of the mortgage-backed securities was downgraded from investment grade to non-investment grade.  Except for this non-investment grade security, all held-to-maturity mortgage-backed securities are investment grade.  As of June 30, 2009, these debt instruments had gross unrealized losses for less than twelve months amounting to $7.4 million, or 7% of the aggregate amortized cost basis of held-to-maturity mortgage-backed securities, comprised of $1.5 million and $5.9 million that are non-investment grade and investment grade, respectively.

The decline in fair values of these securities is due to widening market spreads, concerns regarding the downturn in the housing market, and lack of liquidity in the market.  However, these securities have strong credit support, low loan-to-values, low delinquency, and low OREO ratios.  We do not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of June 30, 2009.

Mortgage-backed Securities (Available-for-Sale)

As of June 30, 2009, we had one private-label available-for-sale mortgage-backed security with a fair value of $16.6 million, with a gross unrealized loss of $4.7 million, or 22% of the amortized cost basis of this security, for more than 12 months.  During the second quarter of 2009, this security was downgraded from investment grade to non-investment grade.  This security is collateralized by single family loans and secured by the first lien on these residential properties.  Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider.  We do not intend to sell this security and it is not more likely than not that we will be required to sell this security before recovery of its amortized cost basis.  As such, we do not deem this security to be other-than-temporarily impaired as of June 30, 2009.

In May 2009, we desecuritized our private-label mortgage backed securities which resulted in a $635.6 million increase in single and multifamily loans receivable with a corresponding decrease in available-for-sale investment securities.  We had previously originated all of these single family and multifamily loans and they were securitized in 2006 and 2007 for additional liquidity purposes.  We retained all of the resulting securities in our available-for-sale investment portfolio.  Our decision to desecuritize these securities was prompted by the mark-to-market adjustments recorded on these securities that were based on price points observed in the general market for mortgage-backed securities that were not reflective of the better credit quality of the underlying loans.  These loans had very low overall delinquency rates as of June 30, 2009.  The accumulated mark-to-market adjustments on these securities, recorded in other comprehensive income, were negatively impacting our tangible common equity.  The desecuritization added $30.6 million to the Company’s tangible common equity.

Government-Sponsored Equity Preferred Stock

In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac.  The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded to non-investment grade status reflecting the cessation of dividend payments on these securities.  These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate.  The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock.  As the assessment on the status of any resumption in dividend payments on these securities was uncertain, we recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008.  As of June 30, 2009, the fair value of these preferred stock securities was $2.0 million.  Gross unrealized losses on these securities, all of which is less than twelve months in duration, amounted to $1.4 million as of June 30, 2009, or 41% of the aggregate amortized cost basis of these securities.  The outlook for these preferred securities remains stable.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost bases.  As such, we do not deem these remaining securities to be other-than-temporarily impaired as of June 30, 2009.

We have thirteen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of June 30, 2009.  These securities are comprised of twelve corporate debt securities with a total fair value of $19.3 million and one mortgage-backed security with a total fair value of $16.6 million.  As of June 30, 2009, there were also 84 securities that have been in a continuous unrealized loss position for less than twelve months.  The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of our amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of June 30, 2009.

The following table sets forth the amortized cost of investment securities held-to-maturity and the fair values of investment securities available-for-sale as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$252,645	$266	$(1,891)	$251,020
Municipal securities	36,140	606	(391)	36,355
Other residential mortgage-backed securities
Investment grade	103,344	238	(5,873)	97,709
Non-investment grade	9,800	—	(1,495)	8,305
Corporate debt securities
Investment grade	387,005	10,048	(1,781)	395,272
Non-investment grade	4,617	—	(104)	4,513
Other securities	1,289	—	—	1,289
Total investment securities held-to-maturity	$794,840	$11,158	$(11,535)	$794,463

Available-for-sale
U.S. Treasury securities	$2,512	$3	$—	$2,515
U.S. Government agency and U.S. Government sponsored enterprise debt securities	452,707	1,812	(927)	453,592
U.S. Government agency and U.S. Government sponsored enterprise residential mortgage-backed securities	822,614	12,668	(908)	834,374
Municipal securities	11,990	2	—	11,992
Other residential mortgage-backed securities	21,329	—	(4,701)	16,628
Corporate debt securities
Investment grade	43,169	221	(1,826)	41,564
Non-investment grade(1)	92,995	—	(73,807)	19,188
U.S. Government sponsored enterprise equity securities	3,340	—	(1,383)	1,957
Total investment securities available-for-sale	$1,450,656	$14,706	$(83,552)	$1,381,810

Total investment securities	$2,245,496	$25,864	$(95,087)	$2,176,273

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
Municipal securities	$5,772	$118	$—	$5,890
Corporate debt securities	116,545	904	(234)	117,215
Total investment securities held-to-maturity	$122,317	$1,022	$(234)	$123,105

Available-for-sale
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,020,355	4,762	(1,183)	1,023,934
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	373,690	6,758	(397)	380,051
Other mortgage-backed securities	645,940	—	(108,614)	537,326
Corporate debt securities (1)	116,127	266	(73,849)	42,544
U.S. Government sponsored enterprise equity securities (1)	3,340	—	(2,156)	1,184
Residual securities	25,043	25,019	—	50,062
Other securities (1)	2,570	10	—	2,580
Total investment securities available-for-sale	$2,189,570	$36,823	$(186,199)	$2,040,194
Total investment securities	$2,311,887	$37,845	$(186,433)	$2,163,299

(1) As of December 31, 2008, the Company recorded an OTTI charge of $13.6 million for corporate debt securities, $55.3 million for U.S. Government sponsored enterprise equity securities, and $4.3 million for Other securities. Upon adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the noncredit portion of previously recognized OTTI for pooled trust preferred securities totaling $8.1 million, on a net of tax basis, from the opening balance of retained earnings to other comprehensive income as of March 31, 2009. Additionally, the Company recorded $37.6 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $36.7 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for six months ended June 30, 2009.

The following table sets forth certain information regarding the amortized cost of our investment securities held-to-maturity and fair values of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities held-to-maturity and available-for-sale portfolio at June 30, 2009.  Securities with no stated maturity dates, such as equity securities, are included in the “indeterminate maturity” category.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$100,000	4.38%	$25,000	4.00%	—	—	$127,645	5.50%	—	—	$252,645	4.91%
Municipal securities	—	—	18,792	5.46%	13,825	6.66%	3,523	6.84%	—	—	36,140	6.05%
Other residential mortgage-backed securities
Investment grade	—	—	—	—	25,040	5.48%	78,304	8.49%	—	—	103,344	7.76%
Non-investment grade	—	—	—	—	—	—	9,800	10.26%	—	—	9,800	10.26%
Corporate debt securities
Investment grade	110,965	6.51%	265,984	5.57%	10,056	4.75%	—	—	—	—	387,005	5.81%
Non-investment grade	—	—	4,617	8.11%	—	—	—	—	—	—	4,617	8.11%
Other securities	1,289	0.13%	—	—	—	—	—	—	—	—	1,289	0.13%
Total investment securities held-to-maturity	$212,254	5.46%	$314,393	5.47%	$48,921	5.66%	$219,272	6.80%	—	—	$794,840	5.85%

Available-for-sale
U.S. Treasury securities	$2,515	0.66%	—	—	—	—	—	—	—	—	$2,515	0.66%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	168,961	4.00%	83,970	2.68%	129,201	4.03%	71,460	4.42%	—	—	453,592	3.83%
U.S. Government agency and U.S. Government sponsored enterprise residential mortgage-backed securities	2,268	0.00%	2,303	6.77%	49,626	4.72%	780,177	5.14%	—	—	834,374	5.12%
Municipal securities	—	—	11,992	4.02%	—	—	—	—	—	—	11,992	4.02%
Other residential mortgage-backed securities	—	—	—	—	—	—	16,628	6.41%	—	—	16,628	6.41%
Corporate debt securities
Investment grade	2,066	3.79%	31,075	4.39%	7,178	6.40%	1,245	1.61%	—	—	41,564	4.56%
Non-investment grade	1,826	2.98%	—	—	—	—	17,362	3.42%	—	—	19,188	3.37%
U.S. Government sponsored enterprise equity securities	—	—	—	—	—	—	—	—	1,957	—	1,957	—
Total investment securities available-for-sale	$177,636	3.89%	$129,340	3.30%	$186,005	4.30%	$886,872	4.96%	1,957	—	$1,381,810	4.58%

Total investment securities	$389,890	4.73%	$443,733	4.84%	$234,926	4.59%	$1,106,144	5.31%	1,957	—	$2,176,650	5.03%

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Net loans receivable increased $219.9 million, or 3%, to $8.29 billion at June 30, 2009, relative to December 31, 2008.  The increase in net loans receivable at June 30, 2009 is primarily due to the desecuritization of our private-label mortgage backed securities which resulted in a $635.6 million increase in single and multifamily loan receivable with a corresponding decrease in available-for-sale investment securities.  The purchase of $50.2 million in single family loans and $43.0 million in consumer loans from third parties also contributed to the increase in net loans receivable during the second quarter of 2009.  These factors were partially offset by loan sales, payoffs, and higher loan loss provisions recorded in the second quarter of 2009 as a result of the sustained downtown in the real estate market.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(in thousands)
Real estate loans:
Residential, single family	$883,447	10.4%	$491,315	6.0%
Residential, multifamily	1,017,803	11.9%	677,989	8.2%
Commercial real estate	3,510,248	41.2%	3,472,000	42.1%
Land	479,808	5.6%	576,564	7.0%
Construction	945,107	11.1%	1,260,724	15.3%
Total real estate loans	6,836,413	80.2%	6,478,592	78.6%

Other loans:
Commercial business	1,143,526	13.4%	1,210,260	14.6%
Trade finance	269,150	3.2%	343,959	4.2%
Automobile	7,982	0.1%	9,870	0.1%
Other consumer	271,890	3.1%	206,772	2.5%
Total other loans	1,692,548	19.8%	1,770,861	21.4%
Total gross loans	8,528,961	100.0%	8,249,453	100.0%

Unearned fees, premiums and discounts, net	(16,032)		(2,049)
Allowance for loan losses	(223,700)		(178,027)
Loan receivable, net	$8,289,229		$8,069,377

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans and other real estate owned, net.  Nonperforming assets totaled $189.4 million or 1.49% of total assets at June 30, 2009 and $252.9 million or 2.04% of total assets at December 31, 2008.  Nonaccrual loans amounted to $162.2 million at June 30, 2009, compared with $214.6 million at year-end 2008.  During the first half of 2009, we took aggressive actions to manage down and resolve our problem assets.  Included in these efforts was the sale of problem loans with aggregate principal balances of $183.5 million during the first six months of 2009.

Loans totaling $210.6 million were placed on nonaccrual status during the second quarter of 2009.  As a part of our comprehensive loan review, loans totaling $14.7 million which were not 90 days past due as of June 30, 2009, were classified as nonaccrual loans due to concerns regarding collateral values and future collectibility.  Additions to nonaccrual loans were offset by $74.4 million in net chargeoffs, $107.8 million in payoffs and principal paydowns, $58.8 million in loans that were transferred to other real estate owned, and $55.4 million in loans brought current.  The additions to nonaccrual loans during the second quarter of 2009 were comprised of $22.4 million in single family loans, $10.1 million in multifamily loans, $34.3 million in commercial real estate loans, $21.7 million in land loans, $105.0 million in construction loans, $10.3 million in commercial business loans including SBA loans, $6.3 million in trade finance loans, and $359 thousand in automobile and other consumer loans.

All loans that were past due 90 days or more were on nonaccrual status as of June 30, 2009 and December 31, 2008.

We had $89.5 million and $11.0 million in total performing restructured loans as of June 30, 2009 and December 31, 2008, respectively, that were excluded from nonperforming assets.  As of June 30, 2009, the $89.5 million of restructured loans includes $77.2 million of performing, accrual loans that were structured as A/B notes.  In these A/B notes, the original loan was restructured into two notes where the A note represents the portion of the original loan that is performing and is expected to be collected in full.  The B note represents the portion of the original loan which was the shortfall in value and was fully charged off.  The A/B notes balance as of June 30, 2009 is comprised of the A note balances.  As of June 30, 2009, restructured loans were comprised of $14.5 million in single family loans, $49.1 million in multifamily loans, $10.5 million in commercial real estate loans, $8.0 million in construction loans, $7.0 million in commercial business loans and $375 thousand in land loans.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had 43 OREO properties as of June 30, 2009 with a combined aggregate carrying value of $27.2 million.  The majority of these properties were related to our land and single family residential loan portfolios.  Approximately 81% of OREO properties were located in California and 19% of the OREO properties were located in Texas as of June 30, 2009.  As of December 31, 2008, we had 41 OREO properties with a carrying value of $38.3 million.  During the first six months of 2009, we foreclosed on 73 properties with an aggregate carrying value of $100.0 million as of the foreclosure date.  During the first half of 2009, we sold 74 OREO properties with a carrying value of $79.8 million resulting in a total net loss on sale of $5.9 million.  We financed the sale of OREO properties in the amount of $28.0 million during the first half of 2009.  During the first half of 2008, we sold five OREO properties with a combined carrying value of $10.0 million for a total net gain on sale of $71 thousand.

The following table sets forth information regarding nonaccrual loans and other real estate owned as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(in thousands)

Nonaccrual loans	$162,174	$214,607
Total nonperforming loans	162,174	214,607

Other real estate owned, net	27,188	38,302
Total nonperforming assets	$189,362	$252,909

Performing restructured loans	$89,488	$10,992

Total nonperforming assets to total assets	1.49%	2.04%
Allowance for loan losses to nonperforming loans	137.94%	82.95%
Nonperforming loans to total gross loans	1.90%	2.60%

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

At June 30, 2009, our total recorded investment in impaired loans was $265.5 million, compared with $232.1 million at December 31, 2008.  All nonaccrual loans are included in impaired loans.  As of June 30, 2009, the increase in impaired loans is primarily due to the increase of $77.2 million in A/B notes, partially offset by the decrease of $52.4 million in nonacccrual loans since December 31, 2008.   Impaired loans at June 30, 2009 are comprised of single family loans totaling $19.4 million, multifamily loans totaling $56.3 million, commercial real estate loans totaling $36.5 million, land totaling $37.7 million, construction loans totaling $74.8 million, commercial business loans totaling $35.9 million, trade finance loans amounting to $3.7 million, SBA loans totaling $462 thousand, and automobile and other consumer loans totaling $752 thousand.

Specific reserves on impaired loans amounted to $19.1 million and $23.4 million at June 30, 2009 and December 31, 2008, respectively.  Our average recorded investment in impaired loans for the six months ended June 30, 2009 and 2008 were $291.1 million and $234.9 million, respectively.  During the six months ended June 30, 2009 and 2008, gross interest income that would have been recorded on impaired loans had they performed in accordance with their original terms, totaled $8.9 million and $8.8 million, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $4.3 million and $5.4 million, for the six months ended June 30, 2009 and 2008, respectively.

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

Although certain loans are not 90 days or more delinquent and therefore still accruing interest, we have classified them as impaired as of June 30, 2009 because they exhibit one or more of the characteristics described above.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is adequate at June 30, 2009, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the period.  At June 30, 2009, the allowance for loan losses amounted to $223.7 million, or 2.62% of total loans, compared with $178.0 million, or 2.16% of total loans, at

December 31, 2008, and $168.4 million, or 1.95% of total loans, at June 30, 2008.  The $45.7 million increase in the allowance for loan losses at June 30, 2009, from year-end 2008, reflects $229.4 million in additional loss provisions and $9.3 million of additional allowance for loan losses resulting from the impact of the desecuritization in May 2009, less $193.4 million in net chargeoffs recorded during the first six months of 2009.  The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $5.9 million at June 30, 2009, compared to $6.3 million at December 31, 2008.

We recorded $151.4 million in loan loss provisions during the second quarter of 2009 and $229.4 million during the first half of 2009.  In comparison, we recorded $85.0 million in loan loss provisions during the second quarter of 2008 and $140.0 million during the first half of 2008.  The increase in loss provisions recorded during the second quarter of 2009 resulted from our actions to reduce problem assets brought on by the sustained downturn in the real estate market and continued instability in the overall economy.  During the second quarter of 2009, we recorded $133.9 million in net chargeoffs representing 6.50% of average loans outstanding during the quarter.  In comparison, we recorded net chargeoffs totaling $34.8 million, or 1.59% of average loans outstanding for the same period in 2008.  We believe that overall market conditions will continue to remain challenging in 2009 and we expect to record additional loan loss provisions during the remainder of 2009.  During the first six months of 2009, net chargeoffs amounted to $193.4 million, or 4.71% of average loans outstanding during the period.  This compares to net chargeoffs of $60.2 million, or 1.36% of average loans outstanding during the same period of 2008.

The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Allowance balance, beginning of period	$195,450	$117,120	$178,027	$88,407
Allowance for unfunded loan commitments and letters of credit	1,442	1,136	434	232
Provision for loan losses	151,422	85,000	229,422	140,000
Impact of desecuritization	9,262	—	9,262	—
Chargeoffs:
Single family real estate	14,263	634	18,116	709
Multifamily real estate	2,352	436	4,098	436
Commercial real estate	13,063	—	15,859	—
Land	33,599	16,337	46,122	21,418
Construction	60,083	15,726	78,526	24,291
Commercial business	13,718	1,919	33,177	13,735
Automobile	27	134	35	163
Other consumer	306	23	1,618	40
Total chargeoffs	137,411	35,209	197,551	60,792

Recoveries:
Single family real estate	205	2	226	2
Multifamily real estate	96	—	218	—
Commercial and industrial real estate	591	3	597	6
Land	416	—	416	—
Construction	847	—	966	—
Commercial business	1,367	357	1,648	537
Automobile	9	4	31	21
Other consumer	4	—	4	—
Total recoveries	3,535	366	4,106	566
Net chargeoffs	133,876	34,843	193,445	60,226
Allowance balance, end of period	$223,700	$168,413	$223,700	$168,413
Average loans outstanding	$8,244,850	$8,773,028	$8,221,143	$8,864,142
Total gross loans outstanding, end of period	$8,528,961	$8,656,427	$8,528,961	$8,656,427
Annualized net chargeoffs to average loans	6.50%	1.59%	4.71%	1.36%
Allowance for loan losses to total gross loans, end of period	2.62%	1.95%	2.62%	1.95%

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(in thousands)
Residential, single family	$19,225	10.4%	$6,178	5.9%
Residential, multifamily	6,910	11.9%	6,811	8.2%
Commercial real estate	25,530	41.1%	19,169	42.1%
Land	50,119	5.6%	30,398	7.0%
Construction	60,504	11.1%	60,478	15.3%
Commercial business	53,010	13.4%	40,843	14.7%
Trade finance	5,974	3.2%	12,721	4.2%
Automobile	83	0.1%	282	0.1%
Other consumer	2,345	3.2%	1,147	2.5%
Total	$223,700	100.0%	$178,027	100.0%

Deposits

Deposits increased 6% to $8.66 billion at June 30, 2009, from $8.14 billion at December 31, 2008.  The net increase in deposits primarily came from money market accounts which rose $676.1 million or 51% and noninterest bearing accounts of $34.0 million or 3%.  These were offset by decreases in time deposits of $154.3 million or 3%, interest-bearing checking accounts of $24.6 million or 7%, and savings accounts of $14.3 million or 3%.

Since mid-2008, as a result of the turbulence in the banking sector, we have experienced a heightened interest in deposit products that afford greater deposit insurance coverage to deposit customers.  As of June 30, 2009, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $899.4 million, compared with $946.8 million at December 31, 2008.   The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  The Bank acts as custodian for the depositor with respect to certificates issued to the depositor by participating institutions.  Additionally, during the third quarter of 2008, we partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits.  Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In thousands)

Noninterest-bearing demand	$1,326,952	$1,292,997
Interest-bearing checking	338,696	363,285
Money market	1,999,464	1,323,402
Savings	405,837	420,133
Total core deposits	4,070,949	3,399,817
Time deposits:
Less than $100,000	1,121,648	1,521,988
$100,000 or greater	3,466,221	3,220,154
Total time deposits	4,587,869	4,742,142
Total deposits	$8,658,818	$8,141,959

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one business day to six months from the transaction date.  At June 30, 2009, federal funds purchased decreased to $22 thousand from the $28.0 million balance at December 31, 2008.  FHLB advances decreased 13% to $1.17 billion as of June 30, 2009, compared to $1.35 billion at December 31, 2008.  The decrease in federal funds purchased and FHLB advances is consistent with our overall strategy to deleverage our balance sheet.  During the first half of 2009, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money-market mutual funds were used to pay down our borrowings.  During the first half of 2009, several long-term FHLB advances totaling $180.0 million matured and were paid off.  As of June 30, 2009 and December 31, 2008, we had no overnight FHLB advances.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position.  Repurchase agreements totaled $1.02 billion and $998.4 million as of June 30, 2009 and December 31, 2008, respectively.  Included in this balance is $25.1 million in overnight repurchase agreements with customers that the Company assumed in conjunction with the DCB acquisition.  The interest rates on these customer repurchase agreements ranged from 0.50% to 0.75% as of June 30, 2009.  All of the other repurchase agreements are long-term with ten year maturity terms.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  All of these repurchase agreements have an original term of ten years.  The rates were generally initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points.  With the exception of one repurchase agreement, the rates have been switched to fixed rates for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%.  The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

Long-term Debt

Long-term debt remained at $235.6 million at June 30, 2009 and December 31, 2008.  Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of June 30, 2009, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date.  With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$4,538,941	$85,496	$30,736	$7,559	$4,185,901	$8,848,633
Federal funds purchased	22	—	—	—	—	22
FHLB advances	933,533	271,267	266	3,123	—	1,208,189
Securities sold under repurchase agreements	72,592	95,023	95,023	1,091,782	—	1,354,420
Notes payable	—	—	—	—	11,578	11,578
Long-term debt obligations	7,321	14,643	14,643	347,367	—	383,974
Operating lease obligations	11,469	21,208	14,683	21,893	—	69,253
Unrecognized tax benefits	—	—	—	—	7,392	7,392
Postretirement benefit payments	4,144	11,156	1,732	2,316	—	19,348
Total contractual obligations	$5,568,022	$498,793	$157,083	$1,474,040	$4,204,871	$11,902,809

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to our customers as of June 30, 2009 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$1,196,668
Standby letters of credit	639,233
Commercial letters of credit	34,434

Capital Resources

At June 30, 2009, stockholders’ equity totaled $1.48 billion, a 5% decrease from the year-end 2008 balance of $1.55 billion.  The decrease is comprised of the following: (1) net loss after the extraordinary item of $114.6 million recorded during the first half of 2009; (2) a noncredit-related impairment loss on investment securities recorded in the current year of $36.7 million, net of tax; (3) Series B preferred stock issuance cost of $44 thousand; (4) tax provision of $404 thousand from various stock plans; (5) purchase of treasury shares related to vested restricted stock amounting to $35 thousand, representing 8,978 shares; and (6) accrual and payment of quarterly cash dividends on common and preferred stock totaling $17.0 million during the first half of 2009.  These transactions were offset by:  (1) net unrealized gain on investment securities available-for-sale of $60.9 million; (2) net unrealized loss of $30.6 million as a result of the desecuritization of our private-label mortgage-backed securities; (3) stock compensation costs amounting to $2.9 million related to grants of restricted stock and stock options; and (4) net issuance of common stock totaling $390 thousand, representing 385,722 shares, pursuant to various stock plans and agreements.

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

On June 29 and June 30, 2009, we entered into binding agreements with certain shareholders to exchange approximately 90 thousand shares of Series A preferred stock into 8.1 million shares of common stock that was accounted for as an induced conversion, with the settlement of shares occurring in July 2009.  The exchange ratio was 90 shares of common stock for each share of Series A preferred stock.  As a result of entering into these agreements before the end of second quarter of 2009, the Company recorded a preferred dividend of $14.8 million during the second quarter of 2009 that represents the additional consideration or inducement paid to the holders in excess of the carrying value of our Series A preferred stock.   For a further discussion on this exchange, see Notes 9 and 11 to the condensed consolidated financial statements presented elsewhere in this report.

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

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound.  We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.”  At June 30, 2009, the Bank’s Tier I and total capital ratios were 12.1% and 14.1%, respectively, compared to 13.6% and 15.6%, respectively, at December 31, 2008.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at June 30, 2009, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	14.3%	14.1%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	12.3%	12.1%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	10.4%	10.2%	4.0%	5.0%

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

During the first half of 2009, we experienced net cash inflows from operating activities of $161.7 million, compared to net cash inflows of $102.7 million for the first six months of 2008.  Net cash inflows from operating activities reflects the $238.7 million and $140.0 million loan loss provision and impact of desecuritization recorded during the first half of 2009 and 2008, respectively.

Net cash outflows from investing activities totaled $776.8 million for the first half of 2009 compared with net inflows from investing activities of $146.2 million for the half quarter 2008.  Net cash outflows from investing activities for the first half of 2009 were due primarily to purchases of short-term investments, investment securities and loans receivable.  These factors were partially offset by the proceeds from the sale of investment securities, as well as repayments, maturities and redemptions of investment securities, and a decrease in loans receivable due to lower loan origination volume during the first half of 2009 relative to the first half 2008.  Net cash inflows from investing activities for the first half of 2008 were due primarily to proceeds from the sale of investment securities and loans, the early termination of a resale agreement, and repayments, maturities and redemptions of investment securities.  These factors were partially offset by the growth in our loan portfolio and purchases of investment securities and other assets.

We experienced net cash inflows from financing activities of $309.3 million for the first half of 2009, primarily due to the net increase in deposits.  As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers beginning in the second half of 2008.  We have focused on attracting new customers and growing deposits through both our retail branch and commercial deposit platforms.  We have successfully introduced new core deposit products and increased money market deposits during the first half of 2009.  Cash from financing activities were partially offset by net decreases in federal funds purchased and FHLB advances, and dividends paid on our common and preferred stock for the first six months of 2009.  We experienced net cash inflows from financing activities of $14.8 million for the first half of 2008, primarily due to the net increase in deposits as well as net proceeds received from the issuance of convertible preferred stock.  These factors were partially offset by repayment of federal funds purchased, FHLB advances and dividends paid on our common stock for the first half of 2008.

As a means of augmenting our liquidity, we have available a combination of borrowing sources  comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies.  As of June 30, 2009, our total borrowing capacity and holdings of cash and cash equivalents and short-term investments increased to $3.97 billion, compared to $3.57 billion as of December 31, 2008.  We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations.  The amount of dividends that the Bank can pay to the Bancorp is restricted by earnings, retained earnings, risk-based capital requirements, and approval from our regulator.  For the six months ended June 30, 2009 and 2008, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $18.5 million and $12.7 million, respectively.   The increase in dividend payment for the six months ended June 30, 2009 reflects the additional dividends paid by the Bank to allow the Bancorp to, in turn, make the dividend payments on the Series A and B preferred stock issued in April 2008 and December 2008, respectively.  This was partially offset by the reductions in quarterly common stock dividends to $0.01 per share and $0.02 per share during the second quarter and first quarter of 2009, respectively, from $0.10 per share during the first half of 2008.

The Company’s Board of Directors has approved the declaration of third quarter 2009 dividends on July 3, 2009 on our Series A preferred stock and on July 27, 2009 on our common shares.  Additionally, our Board of Directors also approved the payment of third quarter dividends on our Series B preferred stock payable on August 17, 2009.  The quarterly dividend rate is $0.01 per share on our common stock payable on or about August 26, 2009 to shareholders of record as of August 12, 2009.  The Board-authorized reduction in common stock dividends is consistent with our continuing efforts to preserve capital.  Future dividend payments from Bank to Bancorp and to our common and preferred shareholders will continue to be reviewed quarterly in light of the business conditions we are operating in, and considering current and projected earnings and desired capital levels.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2009 and December 31, 2008, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2009	2008	2009	2008
+200	5.9%	11.6%	(3.9)%	8.8%
+100	2.2%	5.4%	(2.5)%	4.4%
-100	0.4%	(1.6)%	1.3%	(4.5)%
-200	1.9%	(1.4)%	7.4%	(9.7)%

(1) The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2) The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2009 and December 31, 2008.  At June 30, 2009 and December 31, 2008, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2009.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							June 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2009
	(in thousands)
Assets:
CD investments	$554,293						$554,293	$554,721
average yield (fixed rate)	1.30%						1.30%
Short-term investments	$424,201						$424,201	$424,201
Weighted average rate	0.54%						0.54%
Securities purchased under resale agreements	$50,000					$25,000	$75,000	$77,576
Weighted average rate	10.00%					8.05%	9.35%
Investment securities held-to-maturity (fixed rate)	$92,219	$60,584	$50,843	$109,125	$68,494	$112,257	$493,522	$497,063
Weighted average rate	6.25%	6.08%	5.96%	5.35%	5.77%	5.28%	5.71%
Investment securities held-to-maturity (variable rate)	$136,071	$60,422	$103,114	$1,275	$399	$37	$301,318	$297,400
Weighted average rate	2.20%	4.19%	4.42%	5.20%	5.16%	5.40%	3.38%
Investment securities available-for-sale (fixed rate)	$154,507	$122,123	$172,999	$81,714	$101,549	$284,952	$917,844	$919,740
Weighted average rate	6.25%	3.79%	4.55%	5.41%	4.38%	5.25%	5.01%
Investment securities available-for-sale (variable rate) (1)	$335,918	$124,220	$34,005	$19,263	$18,088	$1,320	$532,814	$462,070
Weighted average rate	4.04%	5.42%	5.49%	5.78%	4.75%	5.29%	4.54%
Total gross loans	$6,758,723	$927,397	$373,249	$197,840	$140,279	$131,473	$8,528,961	$8,427,286
Weighted average rate	5.36%	6.68%	6.95%	6.91%	6.30%	5.70%	5.63%

Liabilities:
Checking accounts	$338,697						$338,697	$272,329
Weighted average rate	0.37%						0.37%
Money market accounts	$1,999,464						$1,999,464	$1,928,372
Weighted average rate	1.32%						1.32%
Savings deposits	$405,836						$405,836	$333,101
Weighted average rate	0.63%						0.63%
Time deposits	$4,482,605	$70,500	$9,131	$25,191	$382	$60	$4,587,869	$4,595,022
Weighted average rate	1.87%	2.56%	4.55%	4.06%	2.77%	2.16%	1.90%
Federal funds purchased	$22						$22	$22
Weighted average rate	0.24%						0.24%
FHLB advances (term)	$905,238	$210,000	$55,000			$3,000	$1,173,238	$1,200,416
Weighted average rate	4.34%	4.15%	5.21%			4.44%	4.35%
Customer repurchase agreements	$25,080						$25,080	$25,080
Weighted average rate	0.52%						0.52%
Securities sold under repurchase agreements (fixed rate)						$945,000	$945,000	$1,183,660
Weighted average rate						4.81%	4.81%
Securities sold under repurchase agreements (variable rate)	$50,000						$50,000	$52,427
Weighted average rate	4.15%						4.15%
Subordinated debt	$75,000						$75,000	$44,038
Weighted average rate	2.16%						2.16%
Junior subordinated debt (fixed rate)						$21,392	$21,392	$22,754
Weighted average rate						10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178						$139,178	$25,307
Weighted average rate	2.42%						2.42%

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

The fair values of short-term investments generally approximate their book values due to their short maturities.  For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates and taking into consideration the call features of each instrument.  The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For the private-label mortgage-backed security, the fair value was derived based on a combination of broker prices and discounted cash flow analyses that is weighted as deemed appropriate.  For the pooled trust preferred securities, the fair value was derived based on a discounted cash flow analyses.  The discount rate is derived from assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, and specific non-performance and default experience in the collateral underlying the securities.

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

In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004.  This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index, or the “HSCEI”.  As of June 30, 2009, the combined notional amounts of the equity swap agreements total $15.6 million with termination dates similar to the stated maturity date on the underlying certificate of deposit host contracts.  For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date.  Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e., equity call option) that must be accounted for separately from the host contract (i.e., the certificate of deposit).  In accordance with SFAS No. 133, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of operations.

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

In December 2007, we entered into two additional equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This product, which has a term of 5 years, also pays interest based on the performance of the HSCEI similar to the previous index certificate offering in 2004.  As of June 30, 2009, the combined notional amounts of these new equity swap agreements totaled $23.3 million and have termination dates similar to the stated maturities of the underlying certificate of deposit host contracts.  On December 3, 2007, we prepaid $4.5 million for the option cost based on the current market value of the cash streams.

The fair values of the equity swap agreements and embedded derivative liability for these six derivative contracts amounted to $13.3 million as of June 30, 2009, compared to $13.9 million as of December 31, 2008.  The 7% decrease in fair value of the derivative contracts as of June 30, 2009 relative to December 31, 2008 is primarily due to a 25% reduction in the HSCEI volatility and lower time value as the options are approaching their expiration dates.

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

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009.

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

ITEM 1A. RISK FACTORS

The Company’s 2008 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item A. Risk Factors.”  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the 2008 Form 10-K.  Other than as set forth below, there are no material changes to our risk factors as presented in the Company’s Form 10-K.

If the Bank continues to incur losses that erode its capital, it may need more capital and become subject to enhanced regulation or supervisory action. Upon completion, our offering of common stock together with our concurrent offer to exchange common stock for our outstanding Series A preferred stock will strengthen our common equity capital base.  Despite this increase in our capital base, if economic conditions continue to deteriorate, particularly in the California commercial real estate and residential building markets where our business is concentrated, we may need to raise even more capital to support any additional provisions for loan losses and loan chargeoffs.  We cannot provide assurance that we would succeed in raising any such additional capital, and any capital we obtain may dilute the interests of holders of our common stock, or otherwise have an adverse effect on their investment.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the DFI and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of future operating losses, or if its bank regulators determine that it has insufficient capital.  Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank’s operations; limiting the rate of interest it may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession and closing and liquidating the Bank.  See Supervision and Regulation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Our ability to pay dividends is limited by various statutes and regulations and depends primarily on East West Bank’s ability to distribute funds to us, which is also limited by various statutes and regulations.  Our ability to pay dividends may be limited because we are a holding company and, as such, do not have any significant operations or assets other than our ownership of the shares of our operating subsidiaries.  The principal source of funds from which we service our debt and pay our obligations and dividends is the receipt of dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations.  It is possible, depending upon the financial condition of the Bank and other supervisory factors, that the DFI, FDIC or Federal Reserve could restrict or prohibit the Bank from paying dividends to us. In this regard, and as a result of the losses we reported for the year ended December 31, 2008, we are required, under the Federal Reserve’s November 14, 1985 Policy Statement on the Payment of Cash Dividends relating to when earnings are at a loss, to obtain the approval of the Federal Reserve before we receive or the Bank pays dividends to us.  In the event that the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our outstanding equity securities or debt securities, which would adversely affect our business, financial condition, results of operations and prospects.  In addition, our ability to pay dividends is limited by various statutes and regulations.  As a result of losses we reported for the year ended December 31, 2008, we expect to seek the prior approval of the Federal Reserve prior to declaring or paying any dividends on our outstanding equity securities.

If we were to undergo an “ownership change” for tax purposes, our ability to use certain tax benefits would be limited.  If we were to undergo an “ownership change” for tax purposes, our ability to deduct then existing net operating loss carryforwards would be limited.  In addition, our ability to claim certain subsequent deductions could be limited if we had a “net unrealized built-in loss” at the time of the ownership change.  The rules for determining when a company has an ownership change and the subsequent calculation of applicable limitations are highly complex. We do not believe that our current issuance of common stock will result in an ownership change.  However, future transactions (which we may be unable to control) might result in an ownership change.  If we were to undergo an ownership change, limitations on our ability to use our tax benefits could have a materially adverse effect on us.

Our outstanding debt securities restrict our ability to pay dividends on our capital stock.  In March 2000, East West Capital Trust I issued $10,750,000 of 10.875% Trust Preferred Securities.  In July 2000, East West Capital Trust II issued $10,000,000 of 10.945% Trust Preferred Securities.  In December 2003, East West Capital Statutory Trust III issued $10,000,000 of Floating Rate Trust Preferred Securities.  In June 2004, East West Capital Trust IV issued $10,000,000 of Floating Rate Trust Preferred Securities.  In November 2004, East West Capital Trust V issued $15,000,000 of Floating Rate Trust Preferred Securities. In September 2005, East West Capital Trust VI issued $20,000,000 of Floating Rate Trust Preferred Securities.  In March 2006, East West Capital Trust VII issued $30,000,000 of Floating Rate Trust Preferred Securities.  In March 2007, East West Capital Trust VIII issued $20,000,000 of Floating Rate Trust Preferred Securities.  In August 2007, East West Capital Trust IX issued $30,000,000 of Floating Rate Trust Preferred Securities. These securities are collectively referred to herein as “Trust Preferred Securities.” Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Securities.”

In April 2005, we issued $50,000,000 in subordinated debt, and in September 2005, we issued an additional $25,000,000 in subordinated debt. These securities are collectively referred to herein as the “Subordinated Securities.”

We expect to seek the prior approval of the Federal Reserve prior to paying any interest on our Junior Subordinated Securities (which will be used to make distributions on the Trust Preferred Securities).  If we are unable to make payments on any of our Junior Subordinated Securities for more than 20 consecutive quarters, we would be in default under the governing agreements for such securities and the amounts due under such agreements would be immediately due and payable.  Additionally, if for any interest payment period we do not pay interest in respect of the Junior Subordinated Securities (which will be used to make distributions on the Trust Preferred Securities), or if for any interest payment period we do not pay interest in respect of the Subordinated Securities, or if any other event of default occurs, then we generally will be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the Common Stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Securities, or next succeeding interest payment period applicable to the Subordinated Securities, as the case may be.

Moreover, any other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including the Common Stock.  In the event that our existing or future financing agreements restrict our ability to pay dividends in cash on the Common Stock, we may be unable to pay dividends in cash on the Common Stock unless we can refinance amounts outstanding under those agreements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed on Reports on Form 8-K, there were no unregistered sales of equity securities during the quarter ended June 30, 2009. The following summarizes share repurchase activities during the second quarter of 2009:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of Shares
	Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
April 30, 2009	—	$—	—	$26.2
May 31, 2009	—	—	—	26.2
June 30, 2009	—	—	—	26.2
Total	—	$—	—	$26.2

(1)          Excludes 54,246 in repurchased shares totaling $1.1 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of East West Bancorp, Inc. was held on May 28, 2009 for the purpose of (1) election of all directors to serve until the 2011 Annual Meeting, (2) ratifying the appointment of KPMG LLP as the Company’s independent auditors for its fiscal year ending December 31, 2009, and (3) an advisory vote to approve executive compensation.  The following matters were submitted to a vote in the annual meeting in person or by proxy.

	In Favor	Withheld	Abstain	Broker Non- Votes
(1) The combined votes cast to approve the following nine directors elected to serve until the next Annual Meeting are as follows:
Peggy Cherng	51,917,303	1,527,760	—	—
Rudolph Estrada	29,801,349	23,643,714	—	—
Julia Gouw	49,196,175	4,248,888	—	—
Andrew Kane	52,577,139	867,924	—	—
John Lee	52,544,003	901,060	—	—
Herman Li	48,432,408	5,012,655	—	—
Jack Liu	48,535,679	4,909,384	—	—
Dominic Ng	48,900,121	4,544,942	—	—
Keith Renken	51,890,952	1,554,111	—	—
(2) The votes cast to ratify KPMG LLP as the Company’s independent auditors.	53,010,443	330,362	104,258	—
(3) The advisory votes cast to approve Executive Compensation.	48,400,688	4,837,117	207,258	—

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i) Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(ii) Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(iii) Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(iv) Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 2009

EAST WEST BANCORP, INC.

By:	/s/ Thomas J. Tolda
THOMAS J. TOLDA
Executive Vice President and
Chief Financial Officer