Form 10-Q
period 2009-09-30
EAST WEST BANCORP INC
filed 2009-11-04
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 91,732,640 shares of common stock as of October 31, 2009.

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

•                  effect of any acquisitions we may make;

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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2008 Form 10-K under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “RISK FACTORS” in this Form 10-Q.  The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$132,569	$144,486
Short-term investments	460,665	734,367
Interest-bearing deposits in other banks	320,860	228,441
Securities purchased under resale agreements	75,000	50,000
Investment securities held-to-maturity, at amortized cost (with fair value of $799,729 at September 30, 2009 and $123,105 at December 31, 2008)	781,331	122,317
Investment securities available-for-sale, at fair value (with amortized cost of $1,496,992 at September 30, 2009 and $2,189,570 at December 31, 2008)	1,457,023	2,040,194
Loans receivable, net of allowance for loan losses of $230,650 at September 30, 2009 and $178,027 at December 31, 2008	8,156,838	8,069,377
Investment in Federal Home Loan Bank stock, at cost	86,729	86,729
Investment in Federal Reserve Bank stock, at cost	36,785	27,589
Other real estate owned, net	24,185	38,302
Investment in affordable housing partnerships	60,546	48,141
Premises and equipment, net	55,011	60,184
Due from customers on acceptances	5,414	5,538
Premiums on deposits acquired, net	17,904	21,190
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	97,511	94,745
Deferred tax assets	156,047	184,588
Accrued interest receivable and other assets	224,074	129,190
TOTAL	$12,485,930	$12,422,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$1,397,217	$1,292,997
Interest-bearing	7,271,340	6,848,962
Total customer deposits	8,668,557	8,141,959
Federal funds purchased	3,022	28,022
Federal Home Loan Bank advances	923,216	1,353,307
Securities sold under repurchase agreements	1,019,450	998,430
Notes payable	7,111	16,506
Bank acceptances outstanding	5,414	5,538
Long-term debt	235,570	235,570
Accrued interest payable, accrued expenses and other liabilities	101,808	92,718
Total liabilities	10,964,148	10,872,050

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,741 shares outstanding in 2009 and 196,505 shares outstanding in 2008; Series B, cumulative, 306,546 shares issued and outstanding in 2009 and 2008.	367,922	472,311
Common stock, $0.001 par value, 200,000,000 shares authorized; 98,442,732 and 70,377,989 shares issued in 2009 and 2008, respectively; 91,693,532 and 63,745,624 shares outstanding in 2009 and 2008, respectively.	98	70
Additional paid in capital	929,558	695,521
Retained earnings	351,721	572,172
Treasury stock, at cost — 6,749,200 shares in 2009 and 6,632,365 shares in 2008	(104,338)	(102,817)
Accumulated other comprehensive loss, net of tax	(23,179)	(86,491)
Total stockholders’ equity	1,521,782	1,550,766
TOTAL	$12,485,930	$12,422,816

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$114,512	$131,682	$336,997	$425,113
Investment securities held-to-maturity	12,060	—	31,077	—
Investment securities available-for-sale	16,425	23,141	57,101	75,923
Securities purchased under resale agreements	2,153	1,276	4,695	5,533
Interest-bearing deposits in other banks	1,454	5	4,678	14
Short-term investments	402	1,953	2,663	3,093
Investment in Federal Reserve Bank stock	552	415	1,604	1,122
Investment in Federal Home Loan Bank stock	366	1,390	365	4,153
Total interest and dividend income	147,924	159,862	439,180	514,951

INTEREST EXPENSE
Customer deposit accounts	26,970	40,757	94,933	136,546
Federal Home Loan Bank advances	11,172	17,140	38,191	54,363
Securities sold under repurchase agreements	12,140	12,063	36,016	33,881
Long-term debt	1,760	2,957	6,211	9,675
Federal funds purchased	2	430	8	2,176
Total interest expense	52,044	73,347	175,359	236,641

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	95,880	86,515	263,821	278,310
PROVISION FOR LOAN LOSSES	159,244	43,000	388,666	183,000
NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(63,364)	43,515	(124,845)	95,310

NONINTEREST (LOSS) INCOME
Impairment loss on investment securities	(45,199)	(53,567)	(82,846)	(63,512)
Less: Noncredit-related impairment loss recorded in other comprehensive income	20,950	—	20,950	—
Net impairment loss on investment securities recognized in earnings	(24,249)	(53,567)	(61,896)	(63,512)
Branch fees	4,679	4,285	14,463	12,725
Net gain on sale of investment securities	2,177	—	7,378	7,767
Letters of credit fees and commissions	1,984	2,319	5,768	7,472
Ancillary loan fees	1,227	1,783	4,812	3,908
Income from life insurance policies	1,090	1,029	3,269	3,081
Net gain on sale of loans	8	144	19	2,272
Other operating income	1,204	457	1,902	2,088
Total noninterest (loss) income	(11,880)	(43,550)	(24,285)	(24,199)

NONINTEREST EXPENSE
Compensation and employee benefits	15,875	17,520	49,492	66,578
Occupancy and equipment expense	6,262	6,817	19,950	20,364
Deposit insurance premiums and regulatory assessments	6,057	1,678	18,950	5,191
Other real estate owned expense	767	2,123	16,480	3,520
Loan-related expense	2,197	2,361	5,274	5,967
Amortization of investments in affordable housing partnerships	1,709	1,886	5,121	5,521
Legal expense	1,323	855	4,856	3,890
Data processing	1,079	1,055	3,362	3,386
Amortization and impairment loss on premiums on deposits acquired	1,069	1,581	3,286	6,145
Deposit-related expenses	948	1,231	2,863	3,416
Impairment loss on goodwill	—	272	—	858
Other operating expenses	8,778	11,147	25,748	32,235
Total noninterest expense	46,064	48,526	155,382	157,071

LOSS BEFORE BENEFIT FROM INCOME TAXES	(121,308)	(48,561)	(304,512)	(85,960)
BENEFIT FROM INCOME TAXES	(52,777)	(17,355)	(126,790)	(33,911)
Net loss before extraordinary item	(68,531)	(31,206)	(177,722)	(52,049)
Impact of desecuritization (Note 7)	—	—	5,366	—
NET LOSS AFTER EXTRAORDINARY ITEM	(68,531)	(31,206)	(183,088)	(52,049)
PREFERRED STOCK DIVIDENDS, INDUCEMENT, AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	(10,620)	(4,089)	(42,986)	(4,089)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(79,151)	$(35,295)	$(226,074)	$(56,138)

LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$(0.91)	$(0.56)	$(3.19)	$(0.90)
DILUTED	$(0.91)	$(0.56)	$(3.19)	$(0.90)
DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.10	$0.04	$0.30

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	86,538	62,675	70,967	62,586
DILUTED	86,538	62,675	70,967	62,586

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional					Accumulated
		Paid In					Other
		Capital		Additional			Comprehensive		Total
	Preferred	Preferred	Common	Paid In	Retained	Treasury	Loss,	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Income (Loss)	Equity

BALANCE, JANUARY 1, 2008	$—		$70	$652,297	$657,183	$(98,925)	$(38,802)		$1,171,823
Comprehensive loss
Net loss for the period					(52,049)			$(52,049)	(52,049)
Net unrealized loss on investment securities available-for-sale							(33,797)	(33,797)	(33,797)
Total comprehensive loss								$(85,846)
Cumulative effect of change in accounting principle pursuant to adoption of ASC 715-60 (previously EITF 06-4)					(479)				(479)
Stock compensation costs				4,515					4,515
Tax provision from stock plans				(238)					(238)
Issuance of 200,000 shares Series A convertible preferred stock, net of stock issuance costs		194,068							194,068
Conversion of 2,600 shares of Preferred Stock		(2,523)							(2,523)
Issuance of 168,983 shares of Common Stock from converted 2,600 shares of Preferred Stock				2,523					2,523
Issuance of 400,834 shares pursuant to various stock plans and agreements				1,623					1,623
Issuance of 18,361 shares pursuant to Director retainer fee				219					219
Cancellation of 102,058 shares due to forfeitures of issued restricted stock				3,238		(3,238)			—
Purchase accounting adjustment pursuant to DCB Acquisition				2,298					2,298
Purchase of 410 shares of treasury stock due to the vesting of restricted stock						(8)			(8)
Dividends paid on preferred stock					(4,089)				(4,089)
Dividends paid on common stock					(19,005)				(19,005)
BALANCE, SEPTEMBER 30, 2008	$—	$191,545	$70	$666,475	$581,561	$(102,171)	$(72,599)		$1,264,881

BALANCE, DECEMBER 31, 2008	$—	$472,311	$70	$695,521	$572,172	$(102,817)	$(86,491)		$1,550,766
Cumulative effect adjustment for reclassification of the previously recognized noncredit-related impairment loss on investment securities					8,110		(8,110)		—
BALANCE, JANUARY 1, 2009	$—	$472,311	$70	$695,521	$580,282	$(102,817)	$(94,601)		$1,550,766
Comprehensive loss
Net loss after extraordinary item for the year					(183,088)			$(183,088)	(183,088)
Net unrealized gain on investment securities available-for-sale							53,021	53,021	53,021
Net unrealized loss as a result of desecuritization							30,551	30,551	30,551
Noncredit-related impairment loss on investment securities recorded in the current year							(12,150)	(12,150)	(12,150)
Total comprehensive loss								$(111,666)
Stock compensation costs				4,370					4,370
Tax provision from stock plans				(498)					(498)
Preferred stock issuance and conversion cost		(180)							(180)
Common stock issuance cost				(5,535)					(5,535)
Induced conversion of 110,764 shares of Preferred Stock		(107,474)							(107,474)
Issuance of 9,968,760 shares of Common Stock from converted 110,764 shares of Preferred Stock			10	107,464					107,474
Issuance of 5,000,000 shares Common Stock from Private Placement			5	27,495					27,500
Issuance of 12,650,000 shares Common Stock from Public Offering			12	80,316					80,328
Issuance of 423,597 shares pursuant to various stock plans and agreements			1	399					400
Issuance of 22,386 shares pursuant to Director retainer fee				219					219
Cancellation of 60,578 shares due to forfeitures of issued restricted stock				1,467		(1,467)			—
Purchase of 11,166 shares of treasury stock due to the vesting of restricted stock						(54)			(54)
Amortization of Series B preferred stock discount		3,265			(3,265)				—
Preferred stock dividends					(21,381)				(21,381)
Common stock dividends					(2,487)				(2,487)
Inducement of preferred stock conversion				18,340	(18,340)				—
BALANCE, SEPTEMBER 30, 2009	$—	$367,922	$98	$929,558	$351,721	$(104,338)	$(23,179)		$1,521,782

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Disclosure of reclassification amounts:
Unrealized holding gain (loss) on securities arising during the period, net of tax (expense) benefit of $ (37,620) in 2009 and $ 47,887 in 2008	$51,952	$(66,129)
Less: Reclassification adjustment for gain included in net loss, net of tax expense of $(22,898) in 2009 and $(23,413) in 2008	31,620	32,332
Net unrealized gain (loss) on securities, net of tax (expense) benefit of $ (60,518) in 2009 and $ 24,474 in 2008	$83,572	$(33,797)

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss after extraordinary item	$(183,088)	$(52,049)
Adjustments to reconcile net loss income to net cash provided by operating activities:
Depreciation and amortization	16,847	12,754
Impairment loss on goodwill	—	858
Credit related impairment loss on investment securities available-for-sale	61,896	63,512
Impairment loss on other equity investment	581	—
Stock compensation costs	4,370	4,515
Deferred tax benefit	(16,886)	(78,929)
Provision for loan losses and impact of desecuritization	397,929	183,000
Provision for loan loss on other real estate owned	17,670	2,121
Net gain on sales of investment securities, loans and other assets	(2,827)	(8,570)
Federal Home Loan Bank stock dividends	—	(3,777)
Originations of loans held for sale	(33,248)	(42,100)
Proceeds from sale of loans held for sale	33,318	42,458
Tax provision from stock plans	498	238
Net change in accrued interest receivable and other assets	(11,050)	25,755
Net change in accrued interest payable, accrued expenses and other liabilities	(97,694)	(5,485)
Total adjustments	371,404	196,350
Net cash provided by operating activities	188,316	144,301

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans receivable	318,232	265,375
Purchases of:
Interest-bearing deposits in other banks	(417,909)	(495)
Securities purchased under resale agreements	(50,000)	—
Investment securities held-to-maturity	(697,768)	—
Investment securities available-for-sale	(1,314,263)	(1,657,219)
Loans receivable	(350,000)	—
Federal Home Loan Bank stock	—	(9,400)
Federal Reserve Bank stock	(9,196)	(5,904)
Investments in affordable housing partnerships	(22)	—
Premises and equipment	(433)	(3,173)
Proceeds from:
Sale of investment securities	336,710	376,148
Sale/call of securities purchased under resale agreements	25,000	100,000
Sale of loans receivable	105,227	148,254
Sale of other real estate owned	51,807	28,084
Sale of premises and equipment	8	85
Maturity of interest-bearing deposits in other banks	325,494	—
Repayments, maturity and redemption of investment securities	1,040,828	1,011,854
Dividends/redemption of Federal Home Loan Bank stock	182	12,000
Acquisitions, net of cash paid	—	(1,158)
Net cash (used in) provided by investing activities	(636,103)	264,451

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payment for):
Deposits	526,598	257,435
Issuance of short-term borrowings	(3,980)	(544,320)
Proceeds from:
Issuance of long-term borrowings	—	250,000
Issuance of preferred stock	—	200,000
Issuance of common stock from public offering	80,328	—
Issuance of common stock from private placement	27,500	—
Issuance of common stock pursuant to various stock plans and agreements	400	1,623
Payment for:
Repayment of long-term borrowings	(430,000)	(170,000)
Repayment of notes payable on affordable housing investments	(9,395)	(7,091)
Repurchase of treasury shares pursuant to stock repurchase program and vesting of restricted stock	(54)	(8)
Issuance and conversion costs of preferred stock & common stock	(5,715)	(5,932)
Cash dividends on preferred stock	(20,530)	(4,089)
Cash dividends on common stock	(2,486)	(19,005)
Tax provision from stock plans	(498)	(238)
Net cash provided by (used in) financing activities	162,168	(41,625)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(285,619)	367,127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	878,853	160,347
CASH AND CASH EQUIVALENTS, END OF PERIOD	$593,234	$527,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	184,054	231,717
Income tax payments, net of refunds	(13,126)	39,743
Noncash investing and financing activities:
Desecuritization of loans receivable	635,614	—
Loans to facilitate sales of loans receivable	130,509	52,500
Transfers to real estate owned/affordable housing partnership	116,124	46,614
Loans to facilitate sales of real estate owned	38,605	—
Issuance of common stock in lieu of Board of Director retainer fees	219	219
Afforadable housing investment financed through notes payable	—	3,000
Purchase accounting adjustment in connection with acquisition	—	2,298

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For Nine Months Ended September 30, 2009 and 2008

(Unaudited)

1.              BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc.  Intercompany transactions and accounts have been eliminated in consolidation.  East West also has nine wholly-owned subsidiaries that are statutory business trusts (the “Trusts”).  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, (previously FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities), the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Events subsequent to the condensed consolidated balance sheet date have been evaluated through November 3, 2009, the date the financial statements are available to be issued, for inclusion in the accompanying financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior year balances have been reclassified to conform to current year presentation.

2.              SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In December 2007, the FASB issued ASC 805 (previously SFAS No. 141(R), Business Combinations).  ASC 805 establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008.  ASC 805, effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control of one or more businesses.  Management will assess each transaction on a case-by-case basis as they occur.

In December 2007, the FASB issued ASC 810-10 (previously SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51).  This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  ASC 810-10 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In February 2008, the FASB issued ASC 860-10-35-2 and ASC 860-10-40-42 (previously FASB Staff Position FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent  repurchase agreement entered into with the same counterparty.  ASC 860-10-35-2 and ASC 860-10-40-42 provide guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation.  If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction.  This guidance is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In February 2008, the FASB issued ASC 820-10 (previously SFAS No. 157-2, Effective Date of FASB Statement No. 157), which provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008.  The adoption of this additional guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In March 2008, the FASB issued ASC 815-10-50 (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities).  ASC 815-10-50 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows of the Company.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In April 2008, the FASB directed the FASB Staff to issue ASC 350-30-35-1 (previously FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets).  ASC 350-30-35-1 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under ASC 350 (previously SFAS 142, “Goodwill and Other Intangible Assets”).  ASC 350-30-35-1 is intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP.  ASC 350-30-35-1  is effective for fiscal years beginning after December 15, 2008.  Earlier application is not permitted.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In June 2008, the FASB issued ASC 260-10-45 (previously FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  ASC 260-10-45 requires all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share.  This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of this guidance did not have a material effect on the Company’s basic and diluted earnings per share calculation.

In December 2008, the FASB issued ASC-10-50 (previously FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities”).  This disclosure-only ASC improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs).  The disclosures required by this ASC are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  This ASC shall be effective for the first reporting period ending after December 15, 2008, with earlier application encouraged, and shall be applied for each annual and interim reporting period thereafter.  The disclosure requirements related to the adoption of this guidance are presented in Note 3 and Note 8 of the Company’s condensed consolidated financial statements.

In January 2009, the FASB issued ASC 325-40 (previously FSP EITF 99-20-1), Amendments to the Impairment Guidance of EITF Issue No. 99-20, which revises the other-than-temporary-impairment (“OTTI”) guidance on beneficial interests in securitized financial assets that are within the scope of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets).  ASC 325-40 amends Issue 99-20, to more closely align its OTTI guidance with ASC 320-10 (previously FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities), by (1) removing the notion of a “market participant” and (2) inserting a “probable” concept related to the estimation of a beneficial interest’s cash flows.  ASC 325-40 is effective prospectively for interim and annual periods ending after December 15, 2008.  Retrospective application of this ASC is prohibited.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued ASC 320-10-65 (previously FSP FAS 115-2 and FAS 124, Recognition and Presentation of Other-Than-Temporary Impairments), which makes changes to the timing of loss recognition and earnings for debt and similar investment securities classified as either “available-for-sale” or “held-to-maturity”.  The ASC provides that if an entity intends to sell an impaired debt security prior to recovery of its amortized cost basis, or if it is more likely than not that it will have to sell the security prior to recovery, then the full amount of the impairment is to be classified as other-than-temporary and recognized in earnings.  Otherwise, the portion of the impairment loss deemed to constitute a credit loss is considered an OTTI loss to be reported in earnings. The non-credit loss portion is recognized in other comprehensive income.  This ASC also requires entities to initially apply the provisions of the standard to the noncredit portion of previously recorded OTTI impaired securities, existing as of the date of initial adoption, by making a cumulative-effect adjustment from the opening balance of retained earnings to other comprehensive income in the period of adjustment.  Upon adoption of ASC 320-10-65, the Company reclassified the noncredit portion of previously recognized OTTI totaling $8.1 million, net of tax, from the opening balance of retained earnings to other comprehensive income.  Additionally, upon implementation of this ASC as of March 31, 2009, the Company recorded $200 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $7.6 million, net of tax, of the non-credit portion of OTTI in other comprehensive income.

In April 2009, the FASB issued ASC 820-10-65 (previously FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10-65 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods.  The adoption of this ASC resulted in additional disclosures which are presented in Note 3 of the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-50, (previously FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which increases the frequency of fair value disclosures from an annual basis only to a quarterly basis.  The guidance will require public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of ASC 825 (previously SFAS No. 107, Disclosures about Fair Value of Financial Instruments), as well as the methods and significant assumptions used to estimate the fair value of those instruments.  The ASC shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this ASC only if it also elects to early adopt ASC 820-10-65 and ASC 320-10-65.  This ASC does not require disclosures for earlier periods presented for comparative periods at initial adoption.  In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after the initial adoption.  The adoption of this ASC on June 30, 2009 resulted in additional disclosures which are presented in Note 3 of the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855, (previously SFAS No. 165, Subsequent Events).  ASC 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated.  ASC 855 was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, Accounting for Transfers of Financial Assets, which amends Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It is effective for financial statements issued for fiscal years beginning after November 15, 2009, and early adoption is prohibited.  The Company is currently evaluating the impact that this statement will have on its financial condition, results of operations, or cash flows.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  It is effective for financial statements issued for fiscal years beginning after November 15, 2009, and early adoption is prohibited.  The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB Statement No. 162 (“Codification”)).  This Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  All of the contents of the Codification carries the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and nonauthoritative.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In order to ease the transition to the Codification, the Company has provided the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under FASB ASC 820.  ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date.  ASU 2009-05 is effective for the first interim reporting period after issuance.  The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

3.              FAIR VALUE

The Company adopted ASC 820 effective January 1, 2008, which  provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, derivatives payable, mortgage servicing assets, and impaired loans.

The Company adopted ASC 820-10 effective January 1, 2009, which provided for a one-year deferral of the implementation of ASC 820 for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008.  For the Company, this includes other real estate owned (“OREO”).

Upon adoption of ASC 820-10-65 effective March 31, 2009, the Company has provided additional disclosures relating to fair value measurement inputs and valuation techniques as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market and income approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability.  These inputs can be readily observable, market corroborated, or generally unobservable firm inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The hierarchy ranks the quality and reliability of the information used to determine fair values.  The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure.  The following table presents both financial and non-financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis.  These assets and liabilities are reported on the consolidated balance sheets at their fair values as of September 30, 2009.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of September 30, 2009
	Fair Value Measurements September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Investment securities available-for-sale
U.S. Treasury securities	$2,215	$2,215	$—	$—
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	476,735	—	476,735	—
U.S. Government agency securities and U.S. Government sponsored enterprise residential mortgage-backed securities
Commercial mortgage-backed securities	26,980	—	26,980	—
Residential mortgage-backed securities	772,374	—	772,374	—
Municipal securities	17,926	—	17,926	—
Other residential mortgage-backed securities
Investment grade	26,992	—	26,992	—
Non-investment grade	15,534	—	—	15,534
Corporate debt securities
Investment grade	103,278	—	102,418	860
Non-investment grade	11,701	—	6,210	5,491
U.S. Government sponsored enterprise equity securities	3,288	—	3,288	—
Total investment securities available-for-sale	$1,457,023	$2,215	$1,432,923	$21,885
Equity swap agreements	$13,728		$13,728
Derivatives payable	(13,733)			(13,733)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended September 30, 2009
	Fair Value Measurements September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In Thousands)

Mortgage Servicing Assets	$9,060	$—	$—	$9,060	$(20)
Impaired Loans	119,413	—	—	119,413	(54,541)
OREO	16,092	—	16,092	—	(4,644)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Nine Months Ended September 30, 2009
	Fair Value Measurements September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In Thousands)

Mortgage Servicing Assets	$9,060	$—	$—	$9,060	$660
Impaired Loans	140,756	—	—	140,756	(81,547)
OREO	16,920	—	16,920	—	(6,792)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following table provides a reconciliation of the beginning and ending balances for available-for-sale investment securities by major security type and for major asset and liability categories measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009:

	Investment Securities Available-for-Sale
		Residential Mortgage-Backed	Corporate Debt Securities
		Securities		Non-
	Total	Non-Investment Grade	Investment Grade	Investment Grade	Derivatives Payable

Beginning balance, July 1, 2009	$32,460	$16,628	$1,245	$14,587	$(13,323)
Total gains or (losses) (1)
Included in earnings	(24,164)	1	5	(24,170)	(410)
Included in other comprehensive loss (unrealized) (2)	12,604	(1,095)	(374)	14,073
Purchases, issuances, sales, settlements (3)	985	—	(16)	1,001
Transfers in and/or out of Level 3 (4)	—	—	—	—
Ending balance, September 30, 2009	$21,885	$15,534	$860	$5,491	$(13,733)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at September 30, 2009	$(23,839)	$—	$—	$(24,249)	$410

	Investment Securities Available-for-Sale
		Residential Mortgage-Backed Securities		Corporate Debt Securities
			Non-		Non-
		Investment	Investment	Investment	Investment	Residual	Derivatives
	Total	Grade	Grade	Grade	Grade	Securities	Payable

Beginning balance, January 1, 2009	$624,351	$527,109	$10,216	$1,294	$35,670	$50,062	$(14,142)
Total gains or (losses) (1)
Included in earnings	(55,119)	2,629	193	12	(61,810)	3,857	409
Included in other comprehensive loss (unrealized) (2)	105,387	101,456	1,363	(408)	27,996	(25,020)
Purchases, issuances, sales, settlements (3)	(652,734)	(613,582)	(13,850)	(38)	3,635	(28,899)
Transfers in and/or out of Level 3 (4)	—	(17,612)	17,612	—	—	—
Ending balance, September 30, 2009	$21,885	$—	$15,534	$860	$5,491	$—	$(13,733)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at September 30, 2009	$(62,305)	$—	$—	$—	$(61,896)	$—	$(409)

1)              Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities.  Realized gains or losses are reported in the consolidated statements of operations.

2)              Unrealized gains or losses as well as the noncredit portion of OTTI on investment securities are reported in accumulated other comprehensive loss, net of tax, in the consolidated statements of changes in stockholders’ equity.

3)              Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period.  The amounts are recorded at their end of period fair values.  In May 2009, the Company desecuritized its portfolio of private-label mortgage backed securities resulting in a $635.6 million decrease in Level 3 investment grade mortgage-backed securities for the nine months ended September 30, 2009.

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

The Company’s Level 3 available-for-sale securities include one private-label mortgage-backed security and certain pooled trust preferred securities.  The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority.  However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has become increasingly inactive since mid-2007.  It is the Company’s view that current broker prices on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  As such, the fair value of the private-label mortgage-backed security and pooled trust preferred securities have been below cost since the advent of the financial crisis.  Additionally, most, if not all, of these broker quotes are nonbinding.  The Company considered whether to place little, if any, weight on transactions that are not orderly when estimating fair value.  Although length of time and severity of impairment are among the factors to consider when determining whether a security that is other-than-temporarily impaired, the private-label mortgage backed security and pooled trust preferred securities have only exhibited deep declines in value since the credit crisis began.  The Company therefore believes that this is an indicator that the decline in price is solely a result of the lack of liquidity in the market for these securities and the broker quotes received stem from distressed sale transactions.

For the private-label mortgage-backed security, the Company determined fair value by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.  For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses.  In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the private-label mortgage-backed security and pooled trust preferred securities, the Company has made assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the securities.  The gains and losses recorded in the period are recognized in noninterest income.   During the second quarter of 2009, the private-label mortgage-backed security was downgraded from investment grade to non-investment grade.

In May 2009, the desecuritization of the Company’s Level 3 private-label mortgage backed securities resulted in a $635.6 million increase in single and multifamily loans receivable and is reflected in the decrease of Level 3 investment grade mortgage-backed investment securities for the nine months ended September 30, 2009 Level 3 reconciliation table described above.

Equity Swap Agreements – The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This deposit product, which has a term of 5 years or 5½ years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”).  The fair value of these equity swap agreements is based on the income approach.  The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  The Company’s consideration of its counterparty’s credit risk resulted in a $26 thousand adjustment to the valuation of the equity swap agreements for the quarter ended September 30, 2009.  The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

Derivatives Payable — The Company’s derivatives payable are recorded in conjunction with the certificate of deposits (“host instrument”) that pays interest based on changes in the HSCEI and are included in interest-bearing deposits on the consolidated balance sheets.  The fair value of these embedded derivatives is based on the income approach.  The Company’s consideration of its own credit risk resulted in a $21 thousand adjustment to the valuation of the derivative liabilities, and a net gain of $10 thousand was recognized in noninterest income as the net difference between the valuation of the equity swap agreements and derivatives payable for the quarter ended September 30, 2009.  The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

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

Impaired Loans — The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  Impaired loans fall within Level 3 of the fair value hierarchy since they are measured at fair value based on the most recent valuation information received on the underlying collateral.

Other Real Estate Owned (“OREO”) — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans, are considered held-for-sale, and are recorded at the lower of cost or estimated fair value at the time of foreclosure.  The fair values of OREO properties are based on third-party appraisals, broker price opinions or accepted written offers.  These valuations are reviewed and approved by the Company’s appraisal department, credit review, or OREO department.  OREO properties are classified as Level 2 assets in the fair value hierarchy.  The OREO balance of $24.2 million included in the condensed consolidated balance sheets as of September 30, 2009 is recorded net of estimated disposal costs.

Fair Value of Financial Instruments

The Company adopted ASC 820-10-50 effective June 30, 2009, which increases the frequency of fair value disclosures from an annual basis only to a quarterly basis.  The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 were as follows:

	As of September 30, 2009		As of December 31, 2008
	Carrying		Carrying
	Notional or	Estimated	Notional or	Estimated
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$132,569	$132,569	$144,486	$144,486
Short-term investments	460,665	460,665	734,367	734,367
Interest-bearing deposits in other banks	320,860	320,865	228,441	228,353
Securities purchased under resale agreements	75,000	86,292	50,000	51,581
Investment securities held-to-maturity	781,331	799,729	122,317	123,105
Investment securities available-for-sale	1,457,023	1,457,023	2,040,194	2,040,194
Loans receivable, net	8,156,838	8,064,302	8,069,377	8,036,406
Investment in Federal Home Loan Bank stock	86,729	86,729	86,729	86,729
Investment in Federal Reserve Bank stock	36,785	36,785	27,589	27,589
Accrued interest receivable	51,025	51,025	46,230	46,230
Equity swap agreements	38,828	13,728	43,453	13,853

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	4,428,646	4,008,980	3,399,817	3,141,126
Time deposits	4,239,911	4,248,498	4,742,142	4,750,957
Federal funds purchased	3,022	3,022	28,022	28,022
Federal Home Loan Bank advances	923,216	943,118	1,353,307	1,397,081
Securities sold under repurchase agreements	1,019,450	1,264,807	998,430	1,204,329
Notes payable	7,111	7,111	16,506	16,506
Accrued interest payable	10,283	10,283	18,977	18,977
Long-term debt	235,570	89,972	235,570	120,325
Derivatives payable	38,828	13,733	43,453	14,142

Off-balance sheet financial instruments:
Commitments to extend credit	1,100,083	10,615	1,469,513	16,001
Standby letters of credit	642,452	3,699	656,979	3,614
Commercial letters of credit	32,290	(76)	39,426	(204)

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Due From Banks — The carrying amounts approximate fair values due to the short-term nature of these instruments.

Short-Term Investments -The fair values of short-term investments generally approximate their book values due to their short maturities.

Interest-Bearing Deposits in Other Banks — The fair values of interest-bearing deposits in other banks is based on the discounted cash flow approach.  The discount rate is derived from the Bank’s time deposit rate curve.

Securities Purchased Under Resale Agreements — For securities purchased under resale agreements with original maturities of 90 days or less, the carrying amounts generally approximate fair values due to the short-term nature of these instruments.  At September 30, 2009 and December 31, 2008, the securities purchased under resale agreements are long-term in nature and the fair value is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates and taking into consideration the call features of each instrument.

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

Investment Securities Available-For-Sale— The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For the private-label mortgage-backed security, the fair value was derived based on a combination of broker prices and discounted cash flow analyses that is weighted as deemed appropriate.  For the pooled trust preferred securities, the fair values were derived based on discounted cash flow analyses.

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

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments.  At September 30, 2009 and December 31, 2008, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

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

4.              STOCK-BASED COMPENSATION

The Company issues stock-based compensation to certain employees, officers and directors under share-based compensation plans.  The adoption of ASC 505 and ASC 718 (previously SFAS No. 123(R), Share-Based Payment), on January 1, 2006 has resulted in incremental stock-based compensation expense.  Since the Company has previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to ASC 505 and ASC 718 relates only to issued and unvested stock option grants.

During the three and nine months ended September 30, 2009, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $1.5 million and $4.4 million, respectively, with related tax benefits of $614 thousand and $1.8 million, respectively.  During the three and nine months ended September 30, 2008, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $1.5 million and $4.5 million, respectively, with related tax benefits of $630 thousand and $1.9 million, respectively.

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

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands) (1)
Outstanding at beginning of period	2,588,968	$20.67
Granted	43,942	6.83
Exercised	(6,198)	5.95
Forfeited	(620,001)	17.23
Outstanding at end of period	2,006,711	$21.48	3.57 years	$196
Vested or expected to vest	1,941,416	$21.46	3.51 years	$183
Exercisable at end of period	1,079,689	$21.01	2.15 years	$69

(1) Includes in-the-money options only.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009	2008
Expected term (1)	—	(5)	—	(5)	4 years	4 years
Expected volatility (2)	—	(5)	—	(5)	60.5%	27.9%
Expected dividend yield (3)	—	(5)	—	(5)	0.6%	1.2%
Risk-free interest rate (4)	—	(5)	—	(5)	1.8%	2.6%

(1) The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2) The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3) The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4) The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5) The Company did not issue any stock options during the third quarter of 2009 and 2008.

During the three and nine months ended September 30, 2009 and 2008, information related to stock options is presented as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009	2008

Weighted average fair value of stock options granted during the period	$—	(1)	$—	(1)	$3.00	$4.27
Total intrinsic value of options exercised (in thousands)	8		43		13	380
Total fair value of options vested (in thousands)	74		103		1,512	1,325

(1) The Company did not issue any stock options during the third quarter of 2009 and 2008.

As of September 30, 2009, total unrecognized compensation cost related to stock options amounted to $2.5 million.  The cost is expected to be recognized over a weighted average period of 2.8 years.

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

A summary of the activity for restricted stock as of September 30, 2009, including changes during the nine months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	753,165	$29.35
Granted	328,407	7.42
Vested	(32,609)	37.87
Forfeited	(105,669)	30.45
Outstanding at end of period	943,294	$21.30

The weighted average fair values of restricted stock awards granted during the nine months ended September 30, 2009 and 2008 were $7.42 and $19.66, respectively.

As of September 30, 2009, total unrecognized compensation cost related to restricted stock awards amounted to $9.3 million.  This cost is expected to be recognized over a weighted average period of 2.6 years.

5.              INVESTMENT SECURITIES

An analysis of the held-to-maturity and available-for-sale investment securities portfolio is presented as follows:

	As of September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$252,638	$530	$(1,145)	$252,023
Municipal securities	36,118	1,720	—	37,838
Other residential mortgage-backed securities
Investment grade	75,033	1,909	(115)	76,827
Non-investment grade	30,461	—	(1,770)	28,691
Corporate debt securities
Investment grade	377,947	17,417	(89)	395,275
Non-investment grade	4,625	—	(59)	4,566
Other securities	4,509	—	—	4,509
Total investment securities held-to-maturity	$781,331	$21,576	$(3,178)	$799,729

Available-for-sale
U.S. Treasury securities	$2,214	$1	$—	$2,215
U.S. Government agency and U.S. Government sponsored enterprise debt securities	474,896	2,311	(472)	476,735
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities
Commercial mortgage-backed securities	26,107	873	—	26,980
Residential mortgage-backed securities	752,671	19,705	(2)	772,374
Municipal securities	17,759	193	(26)	17,926
Other residential mortgage-backed securities
Investment grade	27,099	—	(107)	26,992
Non-investment grade	21,329	—	(5,795)	15,534
Corporate debt securities
Investment grade	102,052	2,534	(1,308)	103,278
Non-investment grade (1)	69,824	—	(58,123)	11,701
U.S. Government sponsored enterprise equity securities	3,041	468	(221)	3,288
Total investment securities available-for-sale	$1,496,992	$26,085	$(66,054)	$1,457,023

Total investment securities	$2,278,323	$47,661	$(69,232)	$2,256,752

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
Municipal securities	$5,772	$118	$—	$5,890
Corporate debt securities	116,545	904	(234)	117,215
Total investment securities held-to-maturity	$122,317	$1,022	$(234)	$123,105

Available-for-sale
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,020,355	4,762	(1,183)	1,023,934
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	373,690	6,758	(397)	380,051
Other mortgage-backed securities	645,940	—	(108,614)	537,326
Corporate debt securities (1)	116,127	266	(73,849)	42,544
U.S. Government sponsored enterprise equity securities (1)	3,340	—	(2,156)	1,184
Residual securities	25,043	25,019	—	50,062
Other securities (1)	2,570	10	—	2,580
Total investment securities available-for-sale	$2,189,570	$36,823	$(186,199)	$2,040,194

Total investment securities	$2,311,887	$37,845	$(186,433)	$2,163,299

(1) As of December 31, 2008, the Company recorded an OTTI charge of $13.6 million for corporate debt securities, $55.3 million for U.S. Government sponsored enterprise equity securities, and $4.3 million for other securities.  Upon adoption of ASC 320, the Company reclassified the noncredit portion of previously recognized OTTI for pooled trust preferred securities totaling $8.1 million, on a net of tax basis, from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.  Additionally, the Company recorded $61.9 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $12.2 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the nine months ended September 30, 2009.

The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of fair value.  The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.  The Company assesses that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed that are based on spreads, and when available, market indices.  As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from third parties is adjusted accordingly.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, the Company believes current broker prices obtained on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority.  However, in light of these circumstances, the Company has modified its approach in determining the fair values of these securities.  For the pooled trust preferred securities, the Company believes that the cash flow analyses which demonstrate that the realizable value of these securities are equal to their carrying values should be the primary factor considered when making a judgment about other-than-temporary impairment.  For the private-label mortgage-backed security, the Company determined fair value by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.  In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates.

The following tables show the Company’s rollforward of the amount related to credit losses for the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009
(In thousands)
Beginning balance, July 1, 2009	$(37,647)
Additions of OTTI that was not previously recognized	(3,855)
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	(20,394)
Ending balance, September 30, 2009	$(61,896)

Nine Months Ended September 30, 2009
(In thousands)
Beginning balance, January 1, 2009	$—
Additions of OTTI that was not previously recognized	(29,084)
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	(32,812)
Ending balance, September 30, 2009	$(61,896)

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$126,494	$(1,145)	$—	$—	$126,494	$(1,145)
Other residential mortgage-backed securities
Investment grade	17,106	(115)	—	—	17,106	(115)
Non-investment grade	28,691	(1,770)	—	—	28,691	(1,770)
Corporate debt securities
Investment grade	4,039	(89)	—	—	4,039	(89)
Non-investment grade	4,566	(59)	—	—	4,566	(59)
Total temporarily impaired securities held-to-maturity	$180,896	$(3,178)	$—	$—	$180,896	$(3,178)

Available-for-sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	34,528	(472)	—	—	34,528	(472)
U.S. Government agency and U.S. Government sponsored enterprise residenial mortgage-backed securities	5,091	(2)	—	—	5,091	(2)
Municipal securities	2,430	(26)	—	—	2,430	(26)
Other residential mortgage-backed securities
Investment grade	26,992	(107)	—	—	26,992	(107)
Non-investment grade	—	—	15,534	(5,795)	15,534	(5,795)
Corporate debt securities
Investment grade	11,927	(76)	860	(1,232)	12,787	(1,308)
Non-investment grade (1)	419	(10,230)	11,282	(47,893)	11,701	(58,123)
U.S. Government sponsored enterprise equity securities	—	—	1,786	(221)	1,786	(221)
Total temporarily impaired securities available-for-sale	$81,387	$(10,913)	$29,462	$(55,141)	$110,849	$(66,054)
Total temporarily impaired securities	$262,283	$(14,091)	$29,462	$(55,141)	$291,745	$(69,232)

	As of December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Held-to-maturity
Corporate debt securities	$40,057	$(234)	$—	$—	$40,057	$(234)
Total temporarily impaired securities held-to-maturity	$40,057	$(234)	$—	$—	$40,057	$(234)

Available-for-sale
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$143,727	$(1,183)	$—	$—	$143,727	$(1,183)
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	72,245	(397)	—	—	72,245	(397)
Other mortgage-backed securities	17,984	(3,339)	519,090	(105,275)	537,074	(108,614)
Corporate debt securities	4,016	(2,946)	34,611	(70,903)	38,627	(73,849)
U.S. Government sponsored enterprise equity securities	1,184	(2,156)	—	—	1,184	(2,156)
Total temporarily impaired securities available-for-sale	$239,156	$(10,021)	$553,701	$(176,178)	$792,857	$(186,199)
Total temporarily impaired securities	$279,213	$(10,255)	$553,701	$(176,178)	$832,914	$(186,433)

(1) For the nine months ended September 30, 2009, the Company recorded $21.0 million, on a pre-tax basis, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income, which is included as gross unrealized losses.

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized losses in the available-for-sale portfolio at September 30, 2009 are related to pooled trust preferred debt securities.  As of September 30, 2009, the Company had $6.4 million in pooled trust preferred debt securities available-for-sale, representing less than 1% of the total investment securities available-for-sale portfolio.  In April 2009, except for one security which was downgraded but remained at investment grade status, the ratings for the other twelve pooled trust preferred securities were downgraded to non-investment grade status due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments.  As of September 30, 2009, these debt instruments had gross unrealized losses amounting to $55.4 million, or 90% of the total amortized cost basis of these securities, comprised of $34.4 million in gross unrealized losses and $21.0 million, or $12.2 million on a net of tax basis, in noncredit-related impairment losses recorded during the first nine months of 2009 pursuant to the provisions of ASC 320-10-65.

Almost all of the pooled trust preferred securities held by the Company have underlying collateral issued by banks and insurance companies.  Continued deterioration in market conditions have resulted in many more small banks either deferring or defaulting on their trust preferred debt during the third quarter of 2009.  As a result of diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, the Company recorded an impairment loss of $45.2 million on its portfolio of trust preferred securities during the third quarter of 2009, of which $24.2 million was a pre-tax credit loss recorded through earnings.  The remaining $21.0 million, or $12.2 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income as of September 30, 2009.  The Company determined the amount of credit-related impairment by discounting the expected future cash flows with the effective yield of the security in accordance with generally accepted accounting principles.  During the first quarter of 2009, the Company recorded an impairment loss of $13.4 million on a non-investment grade pooled trust preferred security.  During the second quarter of 2009, the Company recorded an impairment loss of $100.8 million on its portfolio of trust preferred securities, of which $37.4 million was a pre-tax credit loss recorded in other comprehensive income.  As of March 31, 2009, of the total impairment loss amount, $200 thousand was a pretax credit loss recorded through earnings.  The remaining $13.2 million, or $7.6 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income.

During 2008 and 2007, the Company recorded $13.6 million and $405 thousand, respectively, in non-credit related impairment losses on three pooled trust preferred securities due to rating downgrades caused by increases in market spreads, concerns regarding the housing market, and lack of liquidity in the market.  None of these securities have experienced any credit-related losses for which OTTI was previously recorded.  Upon the implementation of ASC 320-10-65, the Company reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2008 and 2007 from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.

Mortgage-backed Securities (Held-to-Maturity)

As of September 30, 2009, the aggregate fair value of the non-agency held-to-maturity mortgage-backed securities amounted to $105.5 million.  These securities are collateralized by single family loans and secured by first liens on these residential properties.  During the second and third quarter of 2009,  three mortgage-backed securities were downgraded from investment grade to non-investment grade.  Except for these three non-investment grade securities, the remaining held-to-maturity mortgage-backed securities are investment grade.  As of September 30, 2009, these debt instruments had gross unrealized losses for less than twelve months amounting to $1.9 million, or 2% of the aggregate amortized cost basis of held-to-maturity mortgage-backed securities, comprised of $1.8 million and $115 thousand that are non-investment grade and investment grade, respectively.

The decline in fair values of these securities is due to widening market spreads, concerns regarding the downturn in the housing market, and lack of liquidity in the market.  However, these securities have strong credit support, low loan-to-values, low delinquency, and low OREO ratios.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of September 30, 2009.

Mortgage-backed Securities (Available-for-Sale)

As of September 30, 2009, the Company had one private-label available-for-sale mortgage-backed security with a fair value of $15.5 million, with a gross unrealized loss of $5.8 million, or 27% of the amortized cost basis of this security, for more than 12 months.  During the second quarter of 2009, this security was downgraded from investment grade to non-investment grade.  This security is collateralized by single family loans and secured by the first lien on these residential properties.  Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider.  The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis.  As such, the Company does not deem this security to be other-than-temporarily impaired as of September 30, 2009.

In May 2009, the Company desecuritized its private-label mortgage backed securities which resulted in a $635.6 million increase in single and multifamily loans receivable with a corresponding decrease in available-for-sale investment securities.  These single family and multifamily loans were previously originated by the Company and were securitized in 2006 and 2007 for additional liquidity purposes.  All of the resulting securities were retained by the Company in its available-for-sale investment portfolio.  The Company’s decision to desecuritize these securities was prompted by the mark-to-market adjustments recorded on these securities that were based on price points observed in the general market for mortgage-backed securities that were not reflective of the better credit quality of the underlying loans.  These loans had very low overall delinquency rates as of September 30, 2009.  The accumulated mark-to-market adjustments on these securities, recorded in other comprehensive income, were negatively impacting the Company’s tangible common equity.  The desecuritization added $30.6 million to the Company’s tangible common equity.

Government-Sponsored Equity Preferred Stock (Available-for Sale)

In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac.  The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded from investment grade to non-investment grade status reflecting the cessation of dividend payments on these securities.  These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate.  The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock.  As the assessment on the status of any resumption in dividend payments on these securities was uncertain, the Company recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008.  As of September 30, 2009, the fair value of these preferred stock securities was $3.3 million.  Gross unrealized losses on these securities amounted to $221 thousand as of September 30, 2009, or 7% of the aggregate amortized cost basis of these securities.  The outlook for these preferred securities remains stable.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases.  As such, the Company does not deem these remaining securities to be other-than-temporarily impaired as of September 30, 2009.

The Company has thirteen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of September 30, 2009.  These securities are comprised of ten corporate debt securities with a total fair value of $12.1 million, two government-sponsored equity preferred securities with a total fair value of $1.8 million and one mortgage-backed security with a fair value of $15.5 million.  As of September 30, 2009, there were also 28 securities that have been in a continuous unrealized loss position for less than twelve months.  The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  As such, the Company does not deem these securities to be other-than-temporarily impaired as of September 30, 2009.

The scheduled maturities of investment securities at September 30, 2009 are presented as follows:

	Held-to-maturity		Available-for-sale
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due within one year	$220,132	$222,276	$325,308	$316,192
Due after one year through five years	305,649	320,941	151,933	154,067
Due after five years through ten years	52,040	53,800	116,058	119,026
Due after ten years	203,510	202,712	900,651	864,450
Indeterminate maturity	—	—	3,042	3,288
Total	$781,331	$799,729	$1,496,992	$1,457,023

6.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill remained at $337.4 million at September 30, 2009 and December 31, 2008.  Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant.  The Company records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill.  Subsequent reversals of goodwill impairment are prohibited.

During the third quarter of 2009, both the U.S. and global financial markets continued to experience volatility and the effect of such volatility continued to unfavorably impact the market prices of banking stocks, including the Company’s.  As of September 30, 2009, the Company’s market capitalization based on total outstanding common and preferred shares was $1.08 billion and its total stockholders’ equity was $1.52 billion.  As a result, the Company performed an impairment analysis as of September 30, 2009 to determine whether and to what extent, if any, recorded goodwill was impaired.  The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts.  If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

During the first quarter of 2009, the Company re-aligned its management reporting structure and identified three business divisions that meet the criteria of an operating segment in accordance with generally accepted accounting principles.  The Company’s three operating segments are Retail Banking, Commercial Banking, and Other.  The Company determined that there were no additional reporting units below each operating segment and therefore the reporting units are equivalent to the operating segments.  See Note 10 to the Company’s condensed consolidated financial statements presented elsewhere in this report for a further discussion of the revised business segments.

In order to determine the fair value of the reporting units, a combined income and market approach was used.  Under the income approach, the Company provided a net income projection for the next 5 years plus a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units.  Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus.  The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit.  The fair value was also subject to a control premium adjustment, which is the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs.  Under the combined income and market approaches, the value from each approach was appropriately weighted to determine the fair value.  As a result of this analysis, the Company determined that there was no goodwill impairment at September 30, 2009 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill.  No assurance can be given that goodwill will not be written down in future periods.  The Company recorded goodwill impairment of $858 thousand as a charge to earnings during the first nine months of 2008.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed from various acquisitions.  Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant.  The gross carrying amount of deposit premiums totaled $43.0 million as of September 30, 2009 and December 31, 2008, with related accumulated amortization expense amounting to $24.3 million and $21.0 million, respectively, as of September 30, 2009 and December 31, 2008.  During the first quarter of 2008, the Company recorded an $855 thousand impairment loss on deposit premiums initially recorded for the Desert Community Bank acquisition due to higher than anticipated runoffs in certain deposit categories.  The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits.

The following table provides the estimated amortization expense of premiums on acquired deposits for 2009 and the succeeding four years as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2009	$1,058
2010	3,858
2011	3,378
2012	2,602
2013	1,707

7.              ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Allowance balance, beginning of period	$223,700	$168,413	$178,027	$88,407
Allowance for unfunded loan commitments and letters of credit	(1,051)	5,437	(617)	5,669
Provision for loan losses	159,244	43,000	388,666	183,000
Impact of desecuritization	—	—	9,262	—
Chargeoffs:
Single family real estate	8,371	1,023	26,487	1,732
Multifamily real estate	7,235	1,006	11,333	1,442
Commercial real estate	23,715	666	39,574	666
Land	40,397	21,024	86,519	42,442
Construction	56,354	16,138	134,880	40,429
Commercial business	17,696	4,401	50,873	18,136
Automobile	6	63	41	226
Other consumer	109	34	1,727	74
Total chargeoffs	153,883	44,355	351,434	105,147

Recoveries:
Single family real estate	337	1	563	3
Multifamily real estate	4	—	222	—
Commercial and industrial real estate	610	3	1,207	1,905
Land	409	1,896	825	—
Construction	768	2,581	1,734	2,581
Commercial business	484	177	2,132	714
Automobile	14	2	45	23
Other consumer	14	—	18	—
Total recoveries	2,640	4,660	6,746	5,226
Net chargeoffs	151,243	39,695	344,688	99,921
Allowance balance, end of period	$230,650	$177,155	$230,650	$177,155
Average loans outstanding	$8,471,766	$8,451,517	$8,305,602	$8,725,596
Total gross loans outstanding, end of period	$8,419,475	$8,289,433	$8,419,475	$8,289,433
Annualized net chargeoffs to average loans	7.14%	1.88%	5.53%	1.53%
Allowance for loan losses to total gross loans, end of period	2.74%	2.14%	2.74%	2.14%

At September 30, 2009, the allowance for loan losses amounted to $230.7 million, or 2.74% of total loans, compared with $178.0 million or 2.16% of total loans at December 31, 2008, and $177.2 million, or 2.14% of total gross loans as of September 30, 2008.  The increase in the allowance for loan losses is primarily due to the $388.7 million in provisions for loan losses recorded during the nine months ended September 30, 2009 and $9.3 million in allowance for losses recorded during the second quarter of 2009 in conjunction with the desecuritization of single family and multifamily loans completed in May 2009.  This compares to $183.0 million in provisions for loan losses recorded during the nine months ended September 30, 2008.  During the third quarter of 2009, the Company sold $180.6 million in problem loans and $25.7 million in OREO properties.  Year to date through September 30, 2009, the Company has sold $313.3 million in problem loans and $105.5 million in OREO properties.  These sales of problem assets have resulted in net chargeoffs of $60.1 million and $91.9 million for the third quarter of 2009 and first nine months of 2009, respectively, and increased loan loss provisions.  During the first nine months of 2009, the Company recorded $344.7 million in net chargeoffs, compared to $99.9 million in net chargeoffs recorded during the first nine months of 2008.  Throughout the course of 2008 and the first nine months of 2009, the Company has actively reduced its total exposure to land and construction loans by $2.03 billion, or 63%.  As of September 30, 2009, land and construction loan balances were reduced to $415.2 million and $654.1 million, respectively, from $576.6 million and $1.26 billion, respectively, as of December 31, 2008.

8.              COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements.  As of September 30, 2009 and December 31, 2008, respectively, undisbursed loan commitments amounted to $1.10 billion and $1.47 billion, respectively.  Commercial and standby letters of credit amounted to $674.7 million and $696.4 million as of September 30, 2009 and December 31, 2008, respectively.

Guarantees — From time to time, the Company securitizes loans with recourse in the ordinary course of business.  For loans that have been securitized with recourse, the recourse component is considered a guarantee.  When the Company securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of September 30, 2009, total loans securitized with recourse amounted to $485.6 million and were comprised of $54.0 million in single family loans with full recourse and $431.5 million in multifamily loans with limited recourse.  In comparison, total loans securitized with recourse amounted to $544.5 million at December 31, 2008, comprised of $62.4 million in single family loans with full recourse and $482.1 million in multifamily loans with limited recourse.  The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans.  All of these transactions represent securitizations with Fannie Mae.  The Company’s recourse reserve related to loan securitizations totaled $1.7 million as of September 30, 2009 and $1.1 million as of December 31, 2008, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  Despite the challenging conditions in the real estate market, the Company continues to experience relatively minimal losses from the single family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan.  When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of September 30, 2009 and December 31, 2008, the amount of loans sold without recourse totaled $708.2 million and $693.5 million, respectively.  Total loans securitized without recourse amounted to $362.1 million and $1.04 billion, respectively, at September 30, 2009 and December 31, 2008.  The decrease in loans securitized without recourse at September 30, 2009, is due to the desecuritization of the Company’s private label mortgage backed securities during May 2009 which resulted in an increase of $635.6 million of single and multifamily loans with a corresponding decrease in investment securities available-for-sale.  The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2009.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

9.              STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering - In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share.  The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs.  The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred stock into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares.  This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share.  On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred stock to be converted into shares of the Company’s common stock.  Dividends on the Series A preferred stock, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 15, May 15, August 15 and November 15 of each year.  The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings.

In July 2009, the Company completed the exchange of approximately 111 thousand shares of Series A preferred stock into about 10 million shares of common stock with certain shareholders.  This transaction was accounted for as an induced conversion with the settlement of shares occurring in July 2009.  The Company recorded a preferred dividend of $18.3 million during the nine months ended 2009 which represents the additional consideration or inducement given to these shareholders in excess of the carrying value of the Series A preferred stock.  As a result of these exchange transactions, the Company’s tangible common equity increased by an aggregate of $107.5 million net of original stock issuance costs.

Series B Preferred Stock Offering - On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B”), with a liquidation preference of $1,000 per share.  The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S.Treasury’s Capital Purchase Program (“TCPP”).  The Series B preferred shares will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum.  The Series B preferred shares are transferable by the U.S. Treasury at any time.  Subject to the approval of the Federal Reserve Board, the Series B preferred shares may be reacquired by the Company at 100% of liquidation preference (plus any accrued and unpaid dividends).

Warrants — During 2008, in conjunction with the Series B preferred stock offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrant may be exercised, with an allocated fair value of $25.2 million.  The warrant may be exercised at any time on or before December 5, 2018.  The U.S. Treasury may not transfer a portion of the warrants with respect to more than one-half of the original number of shares of common stock until the earlier of the successful completion of an offering of replacement Tier 1 capital of at least $306.5 million and December 31, 2009.  The warrants, and all rights under the warrants, are otherwise transferable.  As of September 30, 2009, there were 3,035,109 warrants outstanding.

Private Sales of Common Stock — On July 14, 2009, in private placement transactions, two customers of the Bank purchased 5,000,000 newly issued shares of the Company’s common stock at a price of $5.50 per share. The Company received net proceeds of approximately $26.0 million, net of stock issuance costs, in conjunction with this common stock offering.  The Company has registered these shares for resale to the public.

Public Offering of Common Stock - On July 24, 2009, the Company completed a public offering of 11 million shares of its common stock priced at $6.35.  The underwriter also exercised its option to purchase an additional 1.65 million shares of the Company’s common stock.  The Company received net proceeds of approximately $76.7 million, net of stock issuance costs, in conjunction with this common stock offering.

Stock Repurchase Program — During 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company’s common stock.  The Company did not repurchase any shares during the nine months ended September 30, 2009 in connection with this stock repurchase program.

Quarterly Dividends — On July 15, 2009, the Company’s Board of Directors declared third quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about August 1, 2009 to shareholders of record on July 15, 2009.  On August 17, 2009, the Company’s Board of Directors declared and paid quarterly preferred cash dividends of $12.50 on its Series B preferred shares.  Total cash dividends accrued and paid in conjunction with the Company’s Series A and B preferred stock amounted to $5.9 million and $21.4 million during the three and nine months ended September 30, 2009, respectively.

On July 15, 2009, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.01 per share payable on or about August 26, 2009 to shareholders of record on August 12, 2009.  Cash dividends totaling $916 thousand and $2.5 million were paid to the Company’s common shareholders during the third quarter and first nine months of 2009, respectively.

Earnings (Loss) Per Share (“EPS”) — The actual number of shares outstanding at September 30, 2009 was 91,693,532.  Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.  Due to the net loss recorded during the third quarter and first nine months of 2009, incremental shares resulting from the assumed conversion, exercise, or contingent issuance of securities are not included as their effect on earnings or loss per share would be antidilutive.

The following table sets forth (loss) earnings per share calculations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009			2008
	Net loss available to	Number	Per Share	Net loss available to	Number	Per Share
	common stockholders	of Shares	Amounts	common stockholders	of Shares	Amounts
	(In thousands, except per share data)
Basic EPS
Net loss before extraordinary item, as reported	$(68,531)	86,538	$(0.79)	$(31,206)	62,675	$(0.50)
Less: Preferred stock dividends, inducement, and amortization of preferred stock discount	(10,620)	—	—	(4,089)	—	—
Loss available to common stockholders before extraordinary item	(79,151)	86,538	(0.91)	(35,295)	62,675	(0.56)
Extraordinary item	—	—	—	—	—	—
Net loss available to common stockholders after extraordinary item	$(79,151)	$86,538	$(0.91)	$(35,295)	62,675	$(0.56)

Diluted EPS
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Restricted stock	—	—	—	—	—	—
Stock warrants	—	—	—	—	—	—

Loss available to common stockholders before extraordinary item	$(79,151)	86,538	$(0.91)	$(35,295)	62,675	$(0.56)
Extraordinary item	—	—	—	—	—	—
Net loss available to common stockholders after extraordinary item	$(79,151)	$86,538	$(0.91)	$(35,295)	62,675	$(0.56)

	Nine Months Ended September 30,
	2009			2008
	Net loss available to	Number	Per Share	Net loss available to	Number	Per Share
	common stockholders	of Shares	Amounts	common stockholders	of Shares	Amounts
	(In thousands, except per share data)
Basic EPS
Net loss before extraordinary item, as reported	$(177,722)	70,967	$(2.50)	$(52,049)	62,586	$(0.83)
Less: Preferred stock dividends, inducement, and amortization of preferred stock discount	(42,986)	—	—	(4,089)	—	—
Loss available to common stockholders before extraordinary item	(220,708)	70,967	(3.11)	(56,138)	62,586	(0.90)
Extraordinary item	(5,366)	70,967	(0.08)	—	—	—
Net loss available to common stockholders after extraordinary item	$(226,074)	$70,967	$(3.19)	$(56,138)	62,586	$(0.90)

Diluted EPS
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Restricted stock	—	—	—	—	—	—
Stock warrants	—	—	—	—	—	—

Loss available to common stockholders before extraordinary item	$(220,708)	70,967	$(3.11)	$(56,138)	62,586	$(0.90)
Extraordinary item	(5,366)	70,967	(0.08)	—	—	—
Net loss available to common stockholders after extraordinary item	$(226,074)	70,967	$(3.19)	$(56,138)	62,586	$(0.90)

The following outstanding convertible preferred stock, stock options, and restricted stock for the three and nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Convertible preferred stock	6,169	12,955	10,547	7,617
Stock options	1,922	2,435	1,964	1,995
Restricted stock	583	710	802	651

10.       BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall.  The Company had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other.  The Bank’s strategic focus has been shifting and evolving over the last several years which has influenced how the chief operating decision maker views the Company’s business operations and assesses its economic performance.  Specifically, the Company’s business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking.  A third segment, which is comprised of a combination of previous operating segments—Treasury and Other, provides broad administrative support to these two core segments.  As a result of this evolution in the Company’s strategic focus, the Company realigned its segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment.  The objective of combining certain segments under a new reporting structure was to better align the Company’s service structure with its customer base, and to provide a platform to more efficiently manage the complexities and challenges impacting the Company’s current business environment.

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

The changes in transfer pricing assumptions that the Company implemented during the first quarter of 2009 have not been reflected in the segment results for 2008 since these changes were adopted on a prospective basis.  The Company has, however, performed a high level assessment of the impact of these transfer pricing assumption changes to the various operating segments.  Based on this assessment, the Company determined that the full year impact of these changes was not significant overall, and would have been favorable to the segment pretax profit (loss) results for the Retail Banking and Commercial banking segments but unfavorable to the Other segment during 2008.  Additionally, the changes in transfer pricing assumptions implemented during the first quarter of 2009 would not have altered the conclusion of the goodwill impairment test performed as of September 30, 2008, had these assumptions been retroactively implemented during 2008.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses.  Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics.  Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business.  Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume.  The provision for credit losses is allocated based on actual chargeoffs for the period as well as average loan balance for each segment during the period.  The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$55,364	$61,039	$31,521	$147,924
Charge for funds used	(17,024)	(16,822)	(36,441)	(70,287)
Interest spread on funds used	38,340	44,217	(4,920)	77,637
Interest expense	(21,648)	(3,680)	(26,716)	(52,044)
Credit on funds provided	32,132	3,157	34,998	70,287
Interest spread on funds provided	10,484	(523)	8,282	18,243
Net interest income (expense)	$48,824	$43,694	$3,362	$95,880

Provision for loan losses	$65,184	$94,060	$—	$159,244
Depreciation, amortization and accretion	2,512	1,354	1,409	5,275
Goodwill	320,566	16,872	—	337,438
Segment pretax (loss) profit	(44,984)	(56,767)	(19,557)	(121,308)
Segment assets	4,292,102	4,660,368	3,533,460	12,485,930

	Three Months Ended September 30, 2008
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$60,292	$79,833	$19,737	$159,862
Charge for funds used	(28,222)	(35,898)	(37,888)	(102,008)
Interest spread on funds used	32,070	43,935	(18,151)	57,854
Interest expense	(32,494)	(3,454)	(37,399)	(73,347)
Credit on funds provided	49,598	3,867	48,543	102,008
Interest spread on funds provided	17,104	413	11,144	28,661
Net interest income (expense)	$49,174	$44,348	$(7,007)	$86,515

Provision for loan losses	$22,604	$20,396	$—	$43,000
Depreciation, amortization and accretion	2,577	196	(120)	2,653
Goodwill	320,464	16,867	—	337,331
Segment pretax (loss) profit	(9,698)	9,078	(47,941)	(48,561)
Segment assets	4,027,073	5,229,446	2,465,797	11,722,316

	Nine Months Ended September 30, 2009
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$164,304	$185,437	$89,439	$439,180
Charge for funds used	(48,702)	(48,926)	(145,265)	(242,893)
Interest spread on funds used	115,602	136,511	(55,826)	196,287
Interest expense	(73,196)	(12,942)	(89,221)	(175,359)
Credit on funds provided	116,897	12,479	113,517	242,893
Interest spread on funds provided	43,701	(463)	24,296	67,534
Net interest income (expense)	$159,303	$136,048	$(31,530)	$263,821

Provision for loan losses	$144,561	$244,105	$—	$388,666
Depreciation, amortization and accretion	8,584	3,226	5,037	16,847
Goodwill	320,566	16,872	—	337,438
Segment pretax (loss) profit	(84,964)	(136,334)	(83,214)	(304,512)
Segment assets	4,292,102	4,660,368	3,533,460	12,485,930

	Nine Months Ended September 30, 2008
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$205,251	$253,950	$55,750	$514,951
Charge for funds used	(104,691)	(123,884)	(79,163)	(307,738)
Interest spread on funds used	100,560	130,066	(23,413)	207,213
Interest expense	(109,582)	(10,813)	(116,246)	(236,641)
Credit on funds provided	167,118	13,748	126,872	307,738
Interest spread on funds provided	57,536	2,935	10,626	71,097
Net interest income (expense)	$158,096	$133,001	$(12,787)	$278,310

Provision for loan losses	$70,392	$112,608	$—	$183,000
Depreciation, amortization and accretion	9,641	627	2,486	12,754
Goodwill	320,464	16,867	—	337,331
Segment pretax (loss) profit	(5,907)	(13,396)	(66,657)	(85,960)
Segment assets	4,027,073	5,229,446	2,465,797	11,722,316

11.       SUBSEQUENT EVENTS

Dividend Payout

On October 19, 2009, the Company’s Board of Directors approved the payment of fourth quarter dividends of $20.00 per share on the Company’s Series A preferred stock.  The dividend is payable on or about November 1, 2009 to shareholders of record as of October 15, 2009.  Additionally, on October 19, 2009, the Board declared a dividend of $0.01 per share on the Company’s common stock payable on or about November 24, 2009 to shareholders of record as of November 10, 2009.

The Board has also authorized the payment of fourth quarter dividends of $12.50 per share on the Company’s Series B Preferred Stock to be paid on November15, 2009.

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

The following is a summary of the areas which require more judgment and complex accounting estimates and principles.  In each area, we have identified the variables most important in the estimation process.  We have used the best information available to make the estimations necessary to value the related assets and liabilities.  Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact the results of operations.

•                  fair valuation of financial instruments;

•                  investment securities;

•                  allowance for loan losses;

•                  other real estate owned;

•                  loan sales;

•                  goodwill impairment; and

•                  share-based compensation

•                  income taxes and deferred tax asset valuation

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

Overview

During the third quarter of 2009, we continued to sustain losses brought about by the prolonged recessionary climate and the downturn in the real estate market.  As a result of our strategy to accelerate the resolution of problem assets, we recorded a net loss of $68.5 million or $(0.91) per share, largely due to $159.2 million in loan loss provisions and $24.2 million in other than temporary impairment (“OTTI”) losses on our pooled trust preferred securities.  Despite the ongoing economic challenges, we ended the quarter with record deposits and strong levels of both capital and the allowance for loan losses.  Our core profitability (refer to the non-GAAP reconciliation of our loss before benefit from income taxes to core pre-tax operating income below) and liquidity position also remain strong, and our net interest margin has notably improved.

Building on the initiatives that we commenced in the second quarter of 2009, we completed several transactions during the third quarter of 2009 to further strengthen capital and increased tangible common equity.  In July 2009, we completed the exchange of approximately 111 thousand shares of Series A preferred stock for approximately 10 million shares of our common stock, resulting in $107.5 million of additional tangible common equity net of original stock issuance costs.  In July 2009, we entered into private placement transactions to sell 5 million newly issued shares of common stock at a price of $5.50 per share increasing tangible common equity by $26.0 million net of stock issuance costs.  Also in July 2009, we completed a public offering of 12.65 million shares of our common stock for which the Company received total proceeds of approximately $76.7 million net of stock issuance costs.  The combined impact of our comprehensive capital plan initiatives has resulted in a $240.8 million increase to tangible common equity, net of stock issuance costs.  As of September 30, 2009, our total risk-based capital ratio was 15.13% or $512.4 million more than the 10.00% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 13.08% and our Tier 1 leverage ratio of 10.62% as of September 30, 2009 also significantly exceeded regulatory guidelines for well-capitalized banks.

During the third quarter of 2009, we continued to manage our exposure to problem assets through sales of $206.3 million in problem loans and other real estate owned (“OREO”) as well as a reduction in land and construction loan balances of $355.6 million, or 25% from June 30, 2009.  Total delinquent loans decreased for the second consecutive quarter, declining $71.8 million or 24% as of September 30, 2009 relative to June 30, 2009.  Specifically, loans 30 to 59 days delinquent decreased 63% or $37.3 million, 60 to 89 day delinquent loans decreased 30% or $27.1 million, and 90 or more day delinquent loans decreased 5.0% or $7.4 million, as of September 30, 2009 relative to June 30, 2009.  The decline in delinquent loans is primarily due to the sale, payoff and resolution of problem assets.    During the third quarter of 2009, we sold $180.6 million in loans and $25.7 million in OREO properties.  These sales of problem assets have resulted in net chargeoffs of $60.1 million and $91.9 million for the third quarter of 2009 and first nine months of 2009, respectively.  Our proactive actions to identify and manage our exposure to problem assets have resulted in elevated chargeoff levels throughout 2008 and 2009.  If the REO is sold shortly after it is received in a foreclosure, the adjustment made to the loss is charged against or credit to the allowance for loan losses, if deemed material.  Total net chargeoffs amounted to $151.2 million during the third quarter of 2009, compared to $133.9 million and $59.6 million during the second and first quarters of 2009, respectively.  At September 30, 2009, the allowance for loan losses amounted to $230.7 million or 2.74% of total gross loans, compared to $223.7 million or 2.62% as of June 30, 2009, and $195.5 million or 2.42% as of March 31, 2009.  We recorded $159.2 million in loan loss provisions during the third quarter of 2009, compared to $151.4 million and $43.0 million recorded during the second quarter of 2009 and third quarter of 2008, respectively.

Nonperforming assets totaled $230.2 million representing 1.84% of total assets at September 30, 2009.  This compares to $189.4 million or 1.49% at June 30, 2009 and $286.6 million or 2.28% of total assets at March 31, 2009.  Nonperforming assets as of September 30, 2009 are comprised of nonaccrual loans totaling $204.4 million, OREO totaling $24.2 million, and accruing loans past due 90 days or more of $1.6 million.  Total nonaccrual loans increased 26% to $204.4 million as of September 30, 2009 from $162.2 million as of June 30, 2009 but decreased 18% from $248.0 million as of March 31, 2009.  Included in nonaccrual loans as of September 30, 2009 are loans totaling $66.0 million which were not 90 days past due as of September 30, 2009, but have been classified as nonaccrual due to concerns surrounding collateral values and future collectibility.  The increase in nonperforming assets at September 30, 2009, relative to June 30, 2009, was largely due to increases in nonaccrual land loans that are current or otherwise less than 90 days delinquent.  These loans were placed on nonaccrual status to proactively manage these problem assets.  We also had $116.5 million and $89.5 million in total performing restructured loans as of September 30, 2009 and June 30, 2009, respectively, which were excluded from nonperforming assets.

Included in the $116.5 million total restructured loans as of September 30, 2009 were $104.1 million in performing A/B notes.  In A/B note restructurings, the original loan is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan which is the shortfall in value and is fully charged off.  The A/B notes balance as of September 30, 2009 is comprised of A note balances only.  The A notes are performing loans at market interest rates that have demonstrated sustained repayment and performance with adequate collateral and cash flows and are accruing interest.  In accordance with generally accepted accounting principles, A notes must be disclosed as troubled debt restructurings until the beginning of the next fiscal year.

In addition to the loan loss provision of $159.2 million posted during the third quarter of 2009, we also recorded $24.2 million in OTTI losses on our pooled trust preferred securities prompted by diminishing collateral values, deteriorating cash flows, and increased deferrals and defaulted payments from many small banks that issued these instruments.  We also recorded $767 thousand in OREO expenses during the quarter ended September 30, 2009.  Excluding these items, our core pre-tax operating income before extraordinary item was $63.0 million for the third quarter of 2009.  This compares to $56.0 million and $50.1 million in core pre-tax operating income during the second quarter of 2009 and third quarter of 2008, respectively.  We believe that core pre-tax operating income is a strong indicator of our stable core earnings.  Although a non-GAAP measure, a reconciliation of our loss before benefit from income taxes to core pre-tax operating income is as follows:

	Three Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008
	(In thousands)
Loss before benefit for income taxes	$(121,308)	$(147,273)	$(48,561)
Add:
Provision for loan losses	159,244	151,422	43,000
Impairment loss on investment securities	24,249	37,447	53,567
FDIC special assessment	—	5,700	—
Other real estate owned expense	767	8,682	2,123
Core pre-tax operating income	$62,952	$55,978	$50,129

Net interest income amounted to $95.9 million during the quarter ended September 30, 2009, compared with $88.3 million during the second quarter of 2009 and $86.5 million during the third quarter of 2008.  Our net interest margin increased to 3.20% during the third quarter of 2009 relative to 2.98% during the second quarter of 2009 and 3.10% during the third quarter of 2008.  The increase in our net interest margin can be attributed to the maturity of higher cost CDs, new core deposits at lower costs, the maturity and paydown of FHLB advances, the impact from the desecuritization, and higher yields realized on investable funds and new loans.  We anticipate our net interest margin to increase during the remainder of 2009 as we continue to increase our core deposit base and pay down higher cost FHLB advances.

Total noninterest loss amounted to $(11.9) million during the third quarter of 2009, compared with noninterest loss of $(26.2) million during the second quarter of 2009 and $(43.6) million during the third quarter of 2008.  During the third quarter of 2009 we recorded $24.2 million in OTTI losses, compared with $37.4 million and $53.6 million in such losses recorded during the second quarter of 2009 and the third quarter of 2008, respectively.  Core noninterest income amounted to $10.2 million during the third quarter of 2009, compared with $9.5 million and $9.8 million recorded during the second quarter of 2009 and the third quarter of 2008, respectively.  We believe that core noninterest income is a strong indicator of our stable core earnings.  Although a non-GAAP measure, a reconciliation of our noninterest income to core noninterest income is as follows:

	Three Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008
	(In thousands)
Noninterest loss	$(11,880)	$(26,199)	$(43,550)
Add:
Impairment loss on investment securities	24,249	37,447	53,567
Subtract:
Net gain on sale of investment securities	(2,177)	(1,680)	—
Net gain on fixed assets	(25)	(25)	(44)
Net gain on sale of loans	(8)	(3)	(144)
Core noninterest income	$10,159	$9,540	$9,829

Total noninterest expense amounted to $46.1 million during the third quarter of 2009, compared with $57.9 million and $48.5 million recorded during the second quarter of 2009 and the third quarter of 2008, respectively.  The decrease in noninterest expense during the third quarter of 2009 relative to the second quarter of 2009 is primarily due to lower losses on sales, writedowns and expenses on OREO properties as well as lower deposit insurance premiums and regulatory assessments.  During the second quarter of 2009, we accrued $5.7 million in special FDIC assessments that was paid on September 30, 2009.  There were no special assessments recorded during the third quarter of 2009.  Our efficiency ratio, which represents noninterest expense (excluding amortization and/or impairment losses on intangible assets and investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment losses on investment securities, was 39.99% during the third quarter of 2009 compared with 55.12% during the second quarter of 2009 and 46.40% during the third quarter of 2008.  We will continue to explore various cost management opportunities during the remainder of 2009 and beyond.

Total consolidated assets at September 30, 2009 slightly increased to $12.49 billion, compared with $12.42 billion at December 31, 2008.  Similarly, total average assets increased to $12.64 billion during the third quarter of 2009, compared to $12.62 billion and $11.71 billion during the second quarter of 2009 and the third quarter of 2008, respectively.  Growth in average short-term investments and average held-to-maturity investment securities accounted for the majority of the increase in total average assets during the first three quarters of 2009 relative to the third quarter of 2008.  The increases in average short-term investments and held-to-maturity investment securities can be attributed to proceeds received in conjunction with our issuance of Series B preferred stock during December 2008, notable increases in our deposit base during the first three quarters of 2009, as well as the reinvestment of a portion of our loan payoffs into short-term securities and investment securities.  Total average deposits grew to $8.66 billion during the third quarter of 2009, compared to $8.44 billion and $7.47 billion during the second quarter of 2009 and the third quarter of 2008, respectively, with the largest increase coming from money market accounts.

During the third quarter of 2009, we continued to experience deposit growth with total deposits increasing to a record $8.67 billion as of September 30, 2009, representing a 6% or $526.6 million, increase over year-end 2008.  This increase in total deposits was predominantly due to a 30% or $1.03 billion increase in our core deposit base as of September 30, 2009 relative to December 31, 2008.  Since mid-2008, we have experienced strong deposit momentum through both our retail branch network and our commercial deposit platforms despite volatile and challenging market conditions.  As a result of this increase in core deposits, we were able to reduce our reliance on higher cost brokered time deposits and pay down higher cost FHLB advances which decreased $430.1 million or 32% to $923.2 million as of September 30, 2009.  We intend to pay down maturing FHLB advances totaling $200.0 million during the remainder of 2009.  These FHLB advances currently have interest rates ranging from 4% to over 5%.  Our cost of deposits has steadily declined in conjunction with the growth of our core deposit base, decreasing 23 basis points to 1.24% during the third quarter of 2009, relative to the second quarter of 2009, and decreasing 90 basis points since the quarter ended December 31, 2008.  Similarly, our cost of funds decreased 24 basis points to 1.88% during the third quarter of 2009, from 2.12% for the second quarter of 2009, and decreased 89 basis points since the quarter ended December 31, 2008.

Our liquidity position remains strong.  Our total borrowing capacity and holdings of cash and due from banks, short-term investments and interest-bearing deposits in other banks amounted to $3.85 billion as of September 30, 2009, compared to $3.97 billion as of June 30, 2009 and $3.94 billion as of March 31, 2009.  As of September 30, 2009, we had $132.6 million in cash and due from banks, $320.9 million in interest-bearing deposits, $460.7 million in short-term investments, and approximately $2.94 billion in available borrowing capacity from various sources including the Federal Home Loan Bank, the Federal Reserve Bank, and federal funds facilities with several financial institutions.  We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations.

As of September 30, 2009, we updated our goodwill impairment analysis to determine whether and to what extent our goodwill asset was impaired.  As a result of this updated analysis, we determined that there was no goodwill impairment at September 30, 2009.

On July 15, 2009, the Board of Directors declared third quarter dividends on our common stock and remaining Series A preferred stock.  We will continue to review our dividend policy quarterly in light of the current economic environment.

We continue to explore opportunities for growth and expansion both organically and by acquisition, including FDIC-assisted acquisitions for banks which fail and are placed in receivership.  During the third quarter of 2009, we opened a Representative Office in Taipei.  Our growing physical presence in Asia includes a full service branch in Hong Kong and Representative Offices in Beijing and Shanghai.  With our increasing presence in Asia, we will be better able to facilitate our customers’ lending and overall banking needs.

Results of Operations

Net loss for the third quarter of 2009 totaled $(68.5) million, compared with net loss of $(31.2) million for the third quarter of 2008.  On a per basic and diluted share basis, net loss was $(0.91) and $(0.56) during the third quarters of 2009 and 2008, respectively.  During the third quarter of 2009, our operating results were significantly impacted by $159.2 million in loan loss provisions and $24.2 million in credit-related impairment loss on investment securities, partially offset by a $52.8 million benefit from income taxes.  In comparison, we recorded $43.0 million in loan loss provisions and $53.6 million in impairment losses on investment securities, partially offset by a $17.4 million benefit from income taxes during the third quarter of 2008.  Our annualized return on average total assets decreased to (2.17%) for the quarter ended September 30, 2009, from (1.07%) for the same period in 2008.  The annualized return on average stockholders’ equity decreased to (17.76%) for the third quarter of 2009, compared with (10.06%) for the third quarter of 2008.

We incurred a net loss after extraordinary item for the nine months ended September 30, 2009 of $(183.1) million, or $(3.19) loss per basic and diluted share, compared with net loss of $(52.0) million, or $(0.90) loss per basic and diluted share, reported during the corresponding period in 2008.  The net loss reported during the first nine months of 2009 was primarily due to the $388.7 million in loan loss provisions and $61.9 million in credit-related impairment losses on investment securities, partially offset by a $126.8 million benefit from income taxes.  In comparison, we recorded $183.0 million in loan loss provisions recorded during the first nine months of 2008 and $63.5 million in impairment losses on investment securities, partially offset by a $33.9 million benefit from income taxes.  Our annualized return on average total assets decreased to (1.94%) for the first nine months ended September 30, 2009, compared to (0.59%) for the same period in 2008.  The annualized return on average total stockholders’ equity decreased to (15.87%) for the first nine months of 2009, compared with (5.75%) for the same period in 2008.

Components of Net Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net interest income	$95.9	$86.5	$263.8	$278.3
Provision for loan losses	(159.2)	(43.0)	(388.7)	(183.0)
Noninterest (loss) income	(11.9)	(43.6)	(24.3)	(24.2)
Noninterest expense	(46.1)	(48.5)	(155.4)	(157.1)
Benefit from income taxes	52.8	17.4	126.9	34.0
Net loss before extraordinary item	(68.5)	(31.2)	(177.7)	(52.0)
Impact of desecuritization, net of tax	—	—	5.4	—
Net loss after extraordinary item	$(68.5)	$(31.2)	$(183.1)	$(52.0)

Annualized return on average total assets	-2.17%	-1.07%	-1.94%	-0.59%
Annualized return on average total equity	-17.76%	-10.06%	-15.87%	-5.75%
Annualized return on average common equity	-27.12%	-13.49%	-27.46%	-6.83%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities.  Net interest income for the third quarter of 2009 totaled $95.9 million, an 11% increase over net interest income of $86.5 million same period in 2008.  For the first nine months of 2009, net interest income decreased 5% to $263.8 million, compared to $278.3 million for the same period in 2008.

Net interest margin, defined as net interest income divided by average earning assets, increased 10 basis points to 3.20% during the quarter ended September 30, 2009, from 3.10% during the third quarter of 2008.  The increase in our net interest margin can be attributed to the maturity of higher cost CDs, new core deposits at lower costs, the maturity and paydown of FHLB advances, the impact from the desecuritization, and higher yields realized on investable funds and new loans.  The net interest margin for the first nine months of 2009 decreased 38 basis points to 2.97%, compared with 3.35% during the same period in 2008.  The decline in the net interest margin for the first three quarters of 2009 relative to the same period in 2008 reflects the steep decrease in the federal funds target rate during 2008, the actions we took to resolve our problem assets, and the reinvestment of net loan payoffs into lower yielding investment securities and other short-term investments.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$387,753	$402	0.41%	$340,228	$1,953	2.28%
Interest-bearing deposits in other banks	509,774	1,454	1.12%	495	5	4.01%
Securities purchased under resale agreements	91,033	2,153	9.25%	50,000	1,276	10.12%
Investment securities (2)(6)
Held-to-maturity
Taxable	761,615	11,886	6.24%	—	—	—
Tax-exempt (4)(5)	22,727	256	4.51%	—	—	—
Available-for-sale (3)(4)(5)	1,543,004	16,425	4.22%	2,126,894	23,315	4.35%
Loans receivable (2)(6)	8,471,766	114,512	5.36%	8,451,517	131,682	6.18%
FHLB and FRB stock	123,514	918	2.97%	114,281	1,803	6.26%
Total interest-earning assets	11,911,186	148,006	4.93%	11,083,415	160,034	5.73%

Noninterest-earning assets:
Cash and due from banks	124,708			136,018
Allowance for loan losses	(244,542)			(171,025)
Other assets	843,925			660,736
Total assets	$12,635,277			$11,709,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$342,922	$286	0.33%	$399,866	$659	0.65%
Money market accounts	2,160,722	6,830	1.25%	1,046,721	5,664	2.15%
Savings deposits	421,844	608	0.57%	449,687	929	0.82%
Time deposits less than $100,000	1,090,647	5,572	2.03%	1,151,876	7,932	2.73%
Time deposits $100,000 or greater	3,308,057	13,674	1.64%	3,045,325	25,573	3.33%
Federal funds purchased	1,385	2	0.57%	87,606	430	1.95%
FHLB advances	1,046,056	11,172	4.24%	1,541,799	17,140	4.41%
Securities sold under repurchase agreements	1,018,321	12,140	4.66%	1,000,273	12,063	4.78%
Long-term debt	235,570	1,760	2.92%	235,570	2,957	4.98%
Total interest-bearing liabilities	9,625,524	52,044	2.15%	8,958,723	73,347	3.25%

Noninterest-bearing liabilities:
Demand deposits	1,335,131			1,375,103
Other liabilities	130,800			134,809
Stockholders’ equity	1,543,822			1,240,509
Total liabilities and stockholders’ equity	$12,635,277			$11,709,144
Interest rate spread			2.78%			2.48%

Net interest income and net interest margin		$95,962	3.20%		$86,687	3.10%

(1) Annualized.

(2) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(1.6) million and $(3.3) million for the three months ended September 30, 2009 and 2008, respectively.  Also includes the amortization of deferred loan fees totaling $(1.9) million and $284 thousand for the three months ended September 30, 2009 and 2008, respectively.

(3) Average balances exclude unrealized gains or losses on available-for-sale securities.

(4) Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $174 thousand and 3.06% for the three months ended September 30, 2009, respectively, and none for the three months ended September 30, 2008. Total interest income and average yield rate on an unadjusted basis for investment securities available-for-sale is $16.4 million and 4.22% for the three months ended September 30, 2009, respectively. Total interest income and average yield rate on an unadjusted basis for investment securities available-for-sale is $23.1 million and 4.32% for the three months ended September 30, 2008, respectively.

(5) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(6) Average balances include nonperforming loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense and the average yields and rates by asset and liability component for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$405,387	$2,663	0.88%	$181,675	$3,093	2.27%
Interest-bearing deposits in other banks	430,382	4,678	1.45%	495	14	3.77%
Securities purchased under resale agreements	64,286	4,695	9.63%	76,898	5,533	9.58%
Investment securities (3)(6)
Held-to-maturity
Taxable	646,936	30,464	6.28%	—	—	—
Tax-exempt (2)(5)	20,737	907	5.83%	—	—	—
Available-for-sale (2)(4)(5)	1,878,815	57,101	4.06%	1,986,124	76,814	5.15%
Loans receivable (3)(6)	8,305,602	336,997	5.42%	8,725,596	425,113	6.49%
FHLB and FRB stock	122,369	1,969	2.15%	115,839	5,275	6.07%
Total interest-earning assets	11,874,514	439,474	4.95%	11,086,627	515,842	6.20%

Noninterest-earning assets:
Cash and due from banks	120,493			136,708
Allowance for loan losses	(210,015)			(132,548)
Other assets	799,008			664,711
Total assets	$12,584,000			$11,755,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$351,933	$1,003	0.38%	$416,636	$2,707	0.87%
Money market accounts	1,826,626	18,664	1.37%	1,081,520	20,246	2.49%
Savings deposits	416,011	1,969	0.63%	463,172	3,341	0.96%
Time deposits less than $100,000	1,194,374	22,137	2.48%	1,018,609	24,333	3.18%
Time deposits $100,000 or greater	3,391,653	51,160	2.02%	3,073,775	85,919	3.72%
Federal funds purchased	2,889	8	0.37%	115,370	2,176	2.51%
FHLB advances	1,200,713	38,191	4.25%	1,622,429	54,363	4.46%
Securities sold under repurchase agreements	1,007,912	36,016	4.71%	1,000,750	33,881	4.51%
Long-term debt	235,570	6,211	3.48%	235,570	9,675	5.47%
Total interest-bearing liabilities	9,627,681	175,359	2.44%	9,027,831	236,641	3.49%

Noninterest-bearing liabilities:
Demand deposits	1,292,852			1,379,975
Other liabilities	125,183			141,275
Stockholders’ equity	1,538,284			1,206,417
Total liabilities and stockholders’ equity	$12,584,000			$11,755,498
Interest rate spread			2.51%			2.71%

Net interest income and net interest margin		$264,115	2.97%		$279,201	3.35%

(1) Annualized.

(2) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3) Includes amortization of premium and accretion of discounts on investment securities and loans receivable totaling $(3.3) million and $(5.4) million for the nine months ended September 30, 2009, and 2008, respectively. Also includes the amortization of deferred loan fees totaling $(4.6) million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively.

(4) Average balances exclude unrealized gains or losses on available-for-sale securities.

(5) Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $613 thousand and 3.94% for the nine months ended September 30, 2009, respectively, and none for the nine months ended September 30, 2008. Total interest income and average yield rate on an unadjusted basis for investment securities available-for-sale is $57.1 million and 4.06% for the nine months ended September 30, 2009, and $75.9 million and 5.09% for the nine months ended September 30, 2008, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 vs. 2008			2009 vs. 2008
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)			(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$(1,551)	$240	$(1,791)	$(430)	$2,235	$(2,665)
Interest-bearing deposits in other banks	1,449	1,455	(6)	4,664	4,678	(14)
Securities purchased under resale agreements	877	977	(100)	(838)	(937)	99
Investment securities held-to-maturity
Taxable	11,886	—	—	30,464	—	—
Tax-exempt (2)	256	—	—	907	—	—
Investment securities available-for-sale (2)	(6,890)	(6,047)	(843)	(19,713)	(3,544)	(16,169)
Loans receivable	(17,170)	315	(17,485)	(88,116)	(19,981)	(68,135)
FHLB and FRB stock	(885)	135	(1,020)	(3,306)	279	(3,585)
Total interest and dividend income	$(12,028)	$(2,925)	$(21,245)	$(76,368)	$(17,270)	$(90,469)

INTEREST-BEARING LIABILITIES
Checking accounts	$(373)	$(83)	$(290)	$(1,704)	$(370)	$(1,334)
Money market accounts	1,166	4,226	(3,060)	(1,582)	10,059	(11,641)
Savings deposits	(321)	(55)	(266)	(1,372)	(315)	(1,057)
Time deposits less than $100,000	(2,360)	(403)	(1,957)	(2,196)	3,739	(5,935)
Time deposits $100,000 or greater	(11,899)	2,044	(13,943)	(34,759)	8,048	(42,807)
Federal funds purchased	(428)	(249)	(179)	(2,168)	(1,157)	(1,011)
FHLB advances	(5,968)	(5,318)	(650)	(16,172)	(13,684)	(2,488)
Securities sold under resale agreements	78	216	(138)	2,135	230	1,905
Long-term debt	(1,198)	—	(1,198)	(3,464)	—	(3,464)
Total interest expense	(21,303)	378	(21,681)	(61,282)	6,550	(67,832)
CHANGE IN NET INTEREST INCOME	$9,275	$(3,303)	$436	$(15,086)	$(23,820)	$(22,637)

(1) Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.  Total change on an unadjusted basis for tax-exempt investment securities held-to-maturity is $174 thousand, and there is no total change due to volume and rates on an unadjusted basis for tax-exempt investment securities held-to-maturity for the three months ended September 30, 2009 vs. 2008. Total change on an unadjusted basis for investment securities available-for-sale is $(6.7) million, and total changes due to volume and rates on an unadjusted basis for investment securities available-for-sale is $(6.0) million and $(754) thousand for the three months ended September 30, 2009 vs. 2008, respectively.

Total change on an unadjusted basis for tax-exempt investment securities held-to-maturity is $613 thousand, and there is no total change due to volume and rates on an unadjusted basis for tax-exempt investment securities held-to-maturity for the nine months ended September 30, 2009 vs. 2008. Total change on an unadjusted basis for investment securities available-for-sale is $(18.8) million, and total changes due to volume and rates on an unadjusted basis for investment securities available-for-sale is $(3.1) million and $(15.7) million for the nine months ended September 30, 2009 vs. 2008, respectively.

Provision for Loan Losses

We recorded $159.2 million and $388.7 million in provisions for loan losses during the third quarter and first nine months of 2009, respectively.  In comparison, we recorded $43.0 million and $183.0 million in provisions for loan losses during the third quarter and first nine months of 2008, respectively.  The significant increase in loan loss provisions recorded during the third quarter of 2009 reflects our elevated chargeoff levels as we continue to manage down our exposure to problem assets.  During the third quarter of 2009, our ongoing efforts to proactively identify and resolve problem assets resulted in the sale of $180.6 million in problem loans and $25.7 million in OREO properties.  Losses of

$60.1 million realized from the sale of problem loans and OREO properties during the third quarter of 2009 are included in total chargeoffs.  Gain or losses from the sale of OREO properties that are sold shortly after they are received in a foreclosure are credited or charged against the allowance for loan losses, if deemed material.  In conjunction with our efforts to manage and reduce our problem assets, we recorded $151.2 million and $344.7 million in net chargeoffs during the third quarter and first nine months of 2009.  This compares to $39.7 million and $99.9 million in net chargeoffs recorded during the third quarter and first nine months of 2008, respectively.  Although we believe that credit challenges will continue throughout 2009, we have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios have been significantly reduced.  Throughout the course of 2008 and the first nine months of 2009, we have substantially pared down both the outstanding loan balances as well as the total commitments on these loan categories by $2.03 billion or 63%.  We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of other segments of our loan portfolio to mitigate losses.

During May 2009, we desecuritized our private label mortgage backed securities which resulted in $635.6 million of single and multifamily loans being added to the loan portfolio with a corresponding decrease in investment securities available-for-sale.  As a result of this transaction, we recorded an extraordinary loss of $5.4 million on a net of tax basis during the second quarter of 2009 which represents the allowance for loan losses on these single family and multifamily loans.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

Components of Noninterest (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Impairment loss on investment securities	$(24.2)	$(53.6)	$(61.9)	$(63.5)
Branch fees	4.7	4.3	14.5	12.7
Net gain on investment securities	2.2	—	7.4	7.8
Letters of credit fees and commissions	2.0	2.3	5.8	7.5
Ancillary loan fees	1.2	1.8	4.8	3.9
Income from life insurance policies	1.1	1.0	3.3	3.1
Net gain on sale of loans	—	0.1	—	2.3
Other operating income	1.1	0.4	1.8	2.0
Total	$(11.9)	$(43.6)	$(24.3)	$(24.2)

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

Noninterest loss amounted to $(11.9) million during the quarter ended September 30, 2009 compared with ($43.6) million for the corresponding quarter in 2008.  For the first nine months of 2009, noninterest loss totaled $(24.3) million, compared to ($24.2) million recorded during the first nine months of 2008.  Included in noninterest loss during the third quarter of 2009 is a $24.2 million credit-related impairment loss on our pooled trust preferred securities recorded pursuant to the provisions of

ASC 320-10-65 which the Company implemented during the first quarter of 2009.  During the third quarter of 2008, we recorded $53.6 million in total impairment charges, of which $47.0 million were related to Fannie Mae and Freddie Mac preferred stock and $6.6 million were related to pooled trust preferred securities.  For the first nine months of 2009, total credit-related impairment losses on investment securities amounted to $61.9 million.  This compares to $63.5 million in impairment losses recorded on investment securities during the first nine months of 2008.

Branch fees, which represent revenues derived from branch operations, increased 9% to $4.7 million in the third quarter of 2009, from $4.3 million for the same quarter in 2008.  Similarly, branch fee income for the first nine months of 2009 increased 14% to $14.5 million, compared to $12.7 million in the same prior year period.  The increase in branch-related fees can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, decreased 14% to $2.0  million during the third quarter of 2009, from $2.3 million recorded during the same period in 2008.  For the first nine months of 2009, letters of credit fees and commissions decreased 23% to $5.8 million, compared to $7.5 million for the first nine months of 2008.  The decrease in letters of credit fees and commissions is primarily due to the decline in the volume of standby letters of credit during 2009 relative to the prior year as well as a decrease in commissions generated from trade finance activities due to the downturn in the economy.

Net gain on sales of investment securities amounted to $2.2 million during the third quarter of 2009.  There were no sales of investment securities during the third quarter of 2008.  During the first nine months of 2009, net gain on sales of investment securities decreased 5% to $7.4 million, from the $7.8 million recorded during the same period in 2008.  Proceeds from the sale of investment securities provide additional liquidity to purchase additional investment securities, to fund loan originations, and to pay down borrowings.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income.  Ancillary loan fees decreased 31% to $1.2 million during the third quarter of 2009, compared to $1.8 million recorded during the same period in 2008.  For the first nine months of 2009, ancillary loan fees increased 23% to $4.8 million, compared to $3.9 million for the first nine months of 2008.

We had minimal secondary market activity during the first three quarters of 2009.  The net gain on sales of loans recorded during 2008 is primarily due to sales of single family loans to Fannie Mae as well as bulk sales of commercial real estate loans to various third parties consummated during these periods.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Compensation and employee benefits	$15.9	$17.5	$49.5	$66.6
Occupancy and equipment expense	6.3	6.8	20.0	20.4
Deposit insurance premiums and regulatory assessments	6.1	1.7	19.0	5.2
Other real estate owned expense	0.8	2.1	16.5	3.5
Loan related expense	2.2	2.4	5.3	6.0
Amortization of investments in affordable housing partnerships	1.7	1.9	5.1	5.5
Legal expense	1.3	0.9	4.9	3.9
Data processing	1.1	1.1	3.4	3.4
Amortization and impairment loss of premiums on deposits acquired	1.1	1.6	3.3	6.1
Deposit-related expenses	0.9	1.2	2.9	3.4
Impairment loss on goodwill	—	0.3	—	0.9
Other operating expenses	8.7	11.0	25.5	32.2
Total noninterest expense	$46.1	$48.5	$155.4	$157.1
Efficiency Ratio (1)	39.99%	46.40%	48.67%	45.51%

(1)  Represents noninterest expense, excluding the amortization and/or impairment losses of intangibles, and amortization of investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment loss on investment securities.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses decreased 5% to $46.1 million during the third quarter of 2009, from $48.5 million for the same quarter in 2008.  For the first nine months of 2009, noninterest expense decreased 1% to $155.4 million, compared with $157.1 million during the same period in 2008.

Compensation and employee benefits decreased 9% to $15.9 million during the third quarter of 2009, compared to $17.5 million for the third quarter of 2008.  For the first nine months of 2009, compensation and employee benefits decreased 26% to $49.5 million, compared with $66.6 million for the first nine months of 2008.  The decrease in compensation and employee benefit expenses is due to the impact of initiatives undertaken by the Company throughout the past year and 2008 to reduce overall staffing levels and lower compensation-related incentives and expenses.

Deposit insurance premiums and regulatory assessments increased to $6.1 million during the quarter ended September 30, 2009, compared with $1.7 million during the same period in 2008.  For the first nine months of 2009, deposit insurance premiums and regulatory assessments increased to $19.0 million compared to $5.2 million for the same period in 2008.  Increases in the FDIC deposit assessment rate during the third quarter of 2009 contributed to the increase in deposit insurance premiums and regulatory assessments during the third quarter and first nine months of 2009, relative to the same periods in 2008.  Furthermore, the special assessment imposed by the Federal Deposit Insurance Corporation (“FDIC”) resulted in a $5.7 million impact to our pretax earnings during the second quarter of 2009 and was paid on September 30, 2009.

We recorded OREO expenses, net of OREO revenues and gains, totaling $767 thousand during the quarter ended September 30, 2009, compared with $2.1 million recorded during the same period in 2008.  For the first nine months of 2009, net OREO expenses increased to $16.5 million, compared with $3.5 million in net OREO expenses during the first nine months of 2008.  The $767 thousand in total OREO expenses incurred during the third quarter of 2009 is comprised of $1.1 million in various operating and maintenance expenses related to our higher volume of OREO properties, $559 thousand in valuation losses, and $920 thousand in net gains from the sale of ten OREO properties consummated during the third quarter of 2009.  For the first nine months of 2009, total net OREO expenses amounting to $16.5 million were comprised of $4.0 million in various operating and maintenance expenses on

OREO properties, $7.5 million in valuation losses, and $5.0 million in net losses from the sale of 110 OREO properties consummated during the first nine months of 2009.  As of September 30, 2009, total OREO, net amounted to $24.2 million, compared to $17.6 million as of September 30, 2008.

Amortization expense and impairment losses on premiums on deposits acquired decreased 32% to $1.1 million during the quarter ended September 30, 2009, compared with $1.6 million during the same period in 2008.  For the first nine months of 2009, amortization expense and impairment losses on premiums on deposits totaled $3.3 million, compared with $6.1 million incurred during the same period in 2008.  During the first quarter of 2008, we recognized an $855 thousand impairment loss on deposit premiums initially recorded for the Desert Community Bank acquisition due to higher than anticipated runoffs in certain deposit categories.  In comparison, we did not record any impairment losses on deposit premiums during the first three quarters of 2009.  Additionally, the amortization expense on deposit premiums related to the United National Bank and Standard Bank acquisitions decreased during the first nine months of 2009, relative to the same period in 2008.  This is due to lower runoff or decay rates incorporated into our core deposit amortization model after three years following the consummation of each acquisition.  The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in the Company’s current asset liability model.  Premiums on acquired deposits are amortized over their estimated useful lives.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, and other professional fees, and charitable contributions.  Other operating expenses decreased 21% to $8.8 million during the quarter ended September 30, 2009, compared with $11.1 million during the same period in 2008.  Similarly, other operating expenses decreased 20% to $25.7 million for the first nine months of 2009, from $32.2 million for the same period in 2008.  The decrease in other operating expenses for both periods in 2009, relative to the same periods in 2008, is primarily due to various cost-cutting measures and initiatives that we undertook throughout 2008 and the first nine months of 2009.

Our efficiency ratio decreased to 39.99% for the quarter ended September 30, 2009, compared to 46.40% for the corresponding period in 2008.  The decrease in our efficiency ratio during the third quarter of 2009 reflects our ongoing expense management efforts.  For the first nine months of 2009, the efficiency ratio was 48.67% compared with 45.51% for the same period in 2008.  The increase in our efficiency ratio for the first nine months of 2009 can be attributed largely to higher deposit insurance premiums and higher credit cycle related expenses associated with OREO/foreclosure transactions as well as lower net interest income before the provision for loan losses.

Income Taxes

The income tax benefit amounted to $52.8 million for the third quarter of 2009, representing an effective tax benefit rate of 43.5%.  In comparison, the income tax benefit of $17.4 million represented an effective tax rate of 35.7% for the third quarter of 2008.   Included in the income tax benefit recognized during the third quarters of 2009 and 2008 are $1.6 million and $2.0 million, respectively, in tax credits generated from our investments in affordable housing partnerships.

For the first nine months of 2009, the income tax benefit totaled $126.8 million representing an effective tax rate of 41.6%.  This compares to $33.9 million income tax benefit, representing a 39.4% effective tax rate, recorded during the first nine months of 2008.  For the first nine months of 2009, the income tax benefit includes $4.7 million in tax credits, compared to $5.3 million in tax credits during the same period in 2008.  Due to the high degree of variability of the estimated annual effective tax rate when considering the range of projected income (loss) for the remainder of the year, we have determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.  Our effective tax rate is derived based on our corporate statutory tax rate adjusted for permanent differences and available tax credits.

Management regularly reviews the Company’s tax positions and deferred tax assets.  In accordance with ASC 740-10 (previously FIN 48, Acccounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109), the Company applies a more likely than not recognition threshold for the realization of deferred tax assets.  Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies.  Although realization is not assured, management believes that it is more likely than not that the recorded deferred tax assets are fully recoverable.

At September 30, 2009, the total deferred tax asset amounted to $156.0 million.  This compares to $184.6 million in total deferred tax asset at December 31, 2008.  Our current earnings forecasts reflect that it is more likely than not that the Company will produce sufficient taxable income to realize the entire deferred tax asset as of September 30, 2009.  Should the expectations of future profitability materially change or should earnings in the short term differ materially from the Company’s forecast, a valuation allowance may be established if management believes any portion of the deferred tax asset will not be realized.  The receivable related to the deferred tax asset is reflected in the condensed consolidated balance sheets under the caption accrued interest receivable and other assets.

Management’s analysis of the deferred tax asset recognizes that the Company has incurred a cumulative loss during the preceding three-year period ended September 30, 2009 of $75.4 million, including substantial losses in 2008 and 2009.  A majority of the cumulative loss has been caused by the deterioration in credit and the substantial increase to the allowance for loan losses in the past two years.

Operating Segment Results

We had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other.  Our strategic focus has been shifting and evolving over the last several years which has influenced how our chief operating decision maker views the Company’s business operations and assesses its economic performance.  Specifically, our business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking.  A third segment, which is comprised of a combination of our previous operating segments—Treasury and Other, provides broad administrative support to these two core segments.  As a result of this evolution in our strategic focus, we realigned our segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment.  The objective of combining certain segments under a new reporting structure was to better align our service structure with our customer base, and to provide a platform to more efficiently manage the complexities and challenges impacting our current business environment.

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

The changes in transfer pricing assumptions that we implemented during the first quarter of 2009 have not been reflected in the segment results for 2008 since these changes were adopted on a prospective basis.  We have, however, performed a high level assessment of the impact of these transfer pricing assumption changes to the various operating segments.  Based on this assessment, we determined that the full year impact of these changes was not significant overall, and would have been favorable to the segment pretax profit (loss) results for the Retail Banking and Commercial banking segments but unfavorable to the Other segment during 2008.  Additionally, the changes in transfer pricing assumptions implemented during the first quarter of 2009 would not have altered the conclusion of our goodwill impairment test performed as of September 30, 2008, had these assumptions been retroactively implemented during 2008.

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 10 to the condensed consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported a $(45.0) million pretax loss for the quarter ended September 30, 2009, compared to a $(9.7) million pretax loss for the same quarter in 2008.  The increase in pretax loss for this segment during the third quarter of 2009 is comprised of a $42.6 million increase in loan loss provision, a $1.6 million decrease in noninterest income, a $1.8 million increase in noninterest expense, and a $351 thousand decrease in net interest income.

For the nine months ended September 30, 2009, the pretax loss for the Retail Banking segment amounted to $(85.0) million, compared to the $(5.9) million in pretax loss recorded for the same period in 2008.  The increase in pretax loss for this segment during the nine months ended September 30, 2009 is comprised of a $74.2 million or 105% increase in loan loss provisions, a $9.4 million or 32% decrease in noninterest income, and a $9.1 million or 10% increase in noninterest expense, partially offset by a $1.2 million or 1% increase in net interest income.

The slight increase in net interest income during the first nine months of 2009 is attributable to the interest rate floors on newly originated variable-rate loans, which partially offsets the steep decline in interest rates since 2008.  The sizeable increase in loan loss provisions for this segment during the third quarter of 2009 and first nine months of 2009, relative to the same periods in 2008, were due to increased chargeoff activity resulting from the downturn in the real estate housing market.  Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment decreased 21%, to $5.9 million for the quarter ended September 30, 2009, from $7.4 million recorded during the same period in 2008.  For the first nine months of 2009, noninterest income for the retail banking segment decreased 32% to $20.4 million, compared to $29.8 million for the same period in 2008.  The decrease in noninterest income for both periods is primarily due to lower loan fee income resulting from a notable decrease in our loan origination activities and lower net gain on sale of loans, partially offset by an increase in branch-related revenues pertaining to service and transaction charges on deposit accounts.  Additionally, noninterest income during the first nine months of 2008 reflects the $6.1 million gain on sale of investment securities from loans originated by this segment that have been securitized as part of the Company’s securitization activities.

Noninterest expense for this segment increased 7% to $28.9 million during the third quarter of 2009, compared with $27.1 million recorded during the third quarter of 2008.  For the first nine months of 2009, noninterest expense increased 10% to $97.2 million, from $88.1 million for the same period in 2008.  The increase in noninterest expense for both periods is primarily due to higher FDIC insurance premiums, partially offset by a decrease in compensation and employee benefits and amortization and impairment losses on premiums on deposits acquired.  Higher OREO expenses further contributed to higher noninterest expense during the first nine months of 2009 relative to the same period in 2008.

Commercial Banking

The Commercial Banking segment reported a pretax loss of $(56.8) million during the quarter ended September 30, 2009, compared with pretax income of $9.1 million for the same period in 2008.  For the first nine months of 2009, the pretax loss for the Commercial Banking segment amounted to $(136.3) million, compared to a pretax loss of $(13.4) million recorded during the same period in 2008.  The primary driver of the increase in pretax loss for both periods for this segment is due to a significant increase in loan loss provisions resulting from increased chargeoff activity.  Loan loss provisions increased 361% to $94.1 million during the third quarter of 2009, compared with $20.4 million for the same period in 2008.  During the first nine months of 2009, loan loss provisions increased 117% to $244.1 million, compared with $112.6 million for the same period in 2008.  Net interest income for this segment slightly decreased 1% to $43.7 million during the quarter ended September 30, 2009, compared to $44.4 million for the same period in 2008.  For the first nine months of 2009, net interest income for the Commercial Banking segment amounted to $136.1 million, or a 2% increase from net interest income of $133.0 million recorded during the same period in 2008.

The slight increases in net interest income during the first nine months of 2009 is primarily due to a significant decrease in the charge for funds applied to the loan portfolio as a result of the declining interest rate environment.  Although interest income on loans also decreased in response to declining interest rates, the interest rate floors on variable loans helped to support the interest income on these loans.

Noninterest income for this segment decreased 12% to $4.8 million during the third quarter of 2009, compared with $5.4 million recorded in the same quarter of 2008.  For the first nine months of 2009, noninterest income decreased 19% to $15.2 million, from $18.9 million for the same period in 2008.  The decrease in noninterest income is primarily due to a decrease in net gain on sale of loans as well as a decrease in letters of credit fees and commissions driven by a decline in the volume of standby letters of credit and commissions generated from trade finance activities due to the downturn in the economy.

Noninterest expense for this segment decreased 5% to $10.3 million during the third quarter of 2009, compared with $10.8 million recorded during the same quarter in 2008.  The decrease in noninterest expense during the third quarter of 2009 is due to a decline in OREO expenses and compensation and employee benefits, partially offset by an increase in FDIC insurance premiums.  For the first nine months of 2009, noninterest expense for this segment increased 1%, to $36.2 million, from $35.9 million for the same period in 2008 due to an increase in OREO expenses and FDIC insurance premiums, partially offset by a decrease in compensation and employee benefits for this segment.

Other

This segment reported a pretax loss of $(19.6) million during the quarter ended September 30, 2009, compared with a pretax loss of $(47.9) million recorded in the same quarter of 2008.  The decrease in pretax loss during the third quarter of 2009 is primarily due to an increase in net interest income and decreases in both noninterest loss and noninterest expense.  For the first nine months of 2009, the pretax loss for this segment amounted to $(83.2) million, compared to a pretax loss of $(66.7) million recorded during the same period in 2008.  The increase in the pretax loss for the first three quarters of 2009 is primarily due to an increase in net interest expense, partially offset by decreases in noninterest loss and noninterest expense.

Net interest income for this segment amounted to $3.4 million during the quarter ended September 30, 2009, compared to net interest expense of $7.0 million recorded in the same quarter of 2008.  For the first nine months of 2009, net interest expense for this segment amounted to $31.5 million, compared with net interest expense of $12.8 million recorded during the same period in 2008.  Since this segment now includes the treasury function, which is responsible for the liquidity and interest rate risk management of the Bank, it bears the cost of adverse movements in interest rates affecting our net interest margin and supports the Retail Banking and Commercial Banking segments through funds transfer pricing.

Noninterest loss for this segment amounted to $22.5 million, compared with $56.4 million in noninterest loss recorded during the same quarter of 2008.  For the first nine months of 2009, noninterest loss amounted to $59.9 million, compared with $72.9 million for the same period in 2008.  The noninterest loss recorded for this segment is primarily due to the $24.2 million and $61.9 million in credit-related impairment losses recorded on our investment securities during the third quarter and nine months ended September 30, 2009, respectively.  In comparison, we recorded $53.6 million and $63.5 million in impairment losses on our investment securities during the third quarter and first nine months of 2008, respectively.  For the first nine months of 2009, noninterest loss is partially offset by a higher gain on sale of investment securities amounting to $7.4 million.  This compares to $641 thousand in gains from investment securities sales for the same period in 2008.

Noninterest expense for this segment decreased 35% to $6.9 million, compared with $10.6 million recorded during the same quarter in 2008.  For the first nine months of 2009, noninterest expense for this segment decreased 34%, to $22.0 million, from $33.0 million for the same period in 2008.  The decrease in noninterest expense for both periods is primarily due to a decrease in compensation and employee benefits, partially offset by higher FDIC insurance premiums.

Balance Sheet Analysis

Total assets increased $63.1 million, or 1%, to $12.49 billion at September 30, 2009, relative to total assets of $12.42 billion at December 31, 2008.  The increase in total assets is comprised predominantly of increases in interest-bearing deposits totaling $92.4 million, held-to-maturity investment securities totaling $659.0 million, and net loans receivable amounting to $87.5 million, partially offset by decreases in short-term investments totaling $273.7 million, and available-for-sale investment securities totaling $583.2 million.  A large portion of the net increase in total assets was funded by deposit growth of $526.6 million, partially offset by a decrease in FHLB advances of $430.1 million.

Fair Value Measurement and Fair Value Option

ASC 820 (previously SFAS 157, Fair Value Measurement) and ASC 825 (previously SFAS 159, Fair Value Option) became effective on January 1, 2008.  We adopted ASC 820 which provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.  For the Company, this includes the investment securities available-for-sale portfolio, equity swap agreements, derivatives payable, mortgage servicing assets and, impaired loans.  The adoption of ASC 820 did not have any impact on our financial condition, results of operations, or cash flows.

We adopted ASC 820-10 (previously FSP SFAS 157-2, Effective Date of FASB Statement No. 157) effective January 1, 2009, which provided for a one-year deferral of the implementation of ASC 820 for other nonfinancial assets and liabilities, effective for fiscal years beginning after November 15, 2008.  As a result of adopting this guidance, we are now providing fair value disclosures related to our OREO properties.  See Note 3 to our condensed consolidated financial statements presented elsewhere in this report.

We did not elect to adopt the fair value option, but to continue recording the financial instruments in accordance with current practice.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years.  Total resale agreements increased to $75.0 million as of September 30, 2009, compared with $50.0 million as of December 31, 2008, all of which are long-term agreements.  On June 26, 2009, we entered into a new resale agreement amounting to $25.0 million, which has a stated termination date of June 26, 2024.  This resale agreement was called on September 26, 2009.  On July 31, 2009, we entered into a new resale agreement amounting to $25.0 million, which has a stated termination date of July 31, 2024.  The collateral for these resale agreements consists of U.S. Government agency and/or U.S. Government sponsored enterprise debt and/or mortgage-backed securities held in safekeeping by a third party custodian.

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

Investment securities held-to-maturity totaled $781.3 million and $122.3 million at September 30, 2009 and December 31, 2008, respectively, representing U.S. Government agency and U.S. Government sponsored enterprise debt securities, municipal securities, corporate debt securities and mortgage backed-securities, and other securities purchased during the first nine months of 2009 and fourth quarter of 2008.  The increase in investment securities was funded by deposit growth and capital raised during 2008.

Total investment securities available-for-sale decreased 29% to $1.46 billion as of September 30, 2009, compared with $2.04 billion at December 31, 2008.  The decrease is due to the desecuritization of our private-label mortgage backed securities in May 2009 which resulted in a $635.6 million increase in single and multifamily loan receivable with a corresponding decrease in available-for-sale investment securities.  Total repayments/maturities and proceeds from sales of investment securities amounted to $1.04 billion and $336.7 million, respectively, during the nine months ended September 30, 2009.

We recorded net gains on sales of investment securities totaling $2.2 million during the third quarter of 2009.  There were no sales of investment securities during the same period in 2008.  For the first nine months of 2009, we recorded net gains on sales of investment securities totaling $7.4 million, compared with $7.8 million recorded during the first nine months of 2008.

A portion of the proceeds from repayments, maturities, sales, and redemptions of investment securities were applied towards additional investment securities purchases totaling $2.01 billion.

At September 30, 2009, investment securities held-to-maturity with an aggregate par value of $667.1 million and available-for-sale securities with an aggregate par value of $1.09 billion were pledged to secure public deposits, repurchase agreements, the FRB discount window, and other purposes required or permitted by law.

We perform regular impairment analyses on our portfolio of investment securities.  If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings.  Noncredit-related impairment losses are charged to other comprehensive income.  Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that we will be unable to collect all amounts due, and our ability and intent to not sell the security before recovery of its amortized cost basis.  For securities that are determined to have other-than-temporary declines in value, we have both the ability and the intent to hold these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.

The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  We perform a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of fair value.  Our procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.  We ensure that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models that are developed based on spreads, and when available, market indices. As a result of this analysis, if we determine that there is a more appropriate fair value based upon available market data, the price received from third parties is adjusted accordingly.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, we believe that current broker prices obtained on one private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority.  However, in light of these circumstances, we modified our approach in determining the fair values of these securities.  For the pooled trust preferred securities, we believe that the cash flow analyses which demonstrate that the realizable value of these securities are equal to their carrying values should be the primary factor considered when making a judgment about other-than-temporary impairment.  For the private-label mortgage-backed security, we determined fair value by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.  In calculating the fair value derived from the income approach, we made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates.

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized losses in the available-for-sale portfolio at September 30, 2009 are related to pooled trust preferred debt securities.  As of September 30, 2009, the Company had $6.4 million in pooled trust preferred debt securities available-for-sale, representing less than 1% of the total investment securities available-for-sale portfolio.  In April 2009, except for one security which was downgraded but remained at investment grade status, the ratings for the other twelve pooled trust preferred securities were downgraded to non-investment grade status due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments.  As of September 30, 2009, these debt instruments had gross unrealized losses amounting to $55.4 million, or 90% of the total amortized cost basis of these securities, comprised of $34.4 million in gross unrealized losses and $21.0 million, or $12.2 million on a net of tax basis, in noncredit-related impairment losses recorded during the first nine months of 2009 pursuant to the provisions of ASC 320-10-65.

Almost all of the pooled trust preferred securities held by us have underlying collateral issued by banks and insurance companies.  Continued deterioration in market conditions have resulted in many more small banks either deferring or defaulting on their trust preferred debt during the third quarter of 2009.  As a result of diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $45.2 million on our portfolio of trust preferred securities during the third quarter of 2009, of which $24.2 million was a pre-tax credit loss recorded through earnings.  The remaining $21.0 million, or $12.2 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income as of September 30, 2009.  We determined the amount of credit-related impairment by discounting the expected future cash flows with the effective yield of the security in accordance with generally accepted accounting principles.  During the first quarter of 2009, we recorded an impairment loss of $13.4 million on a non-investment grade pooled trust preferred security.  During the second quarter of 2009, we recorded an impairment loss of $100.8 million on its portfolio of trust preferred securities, of which $37.4 million was a pre-tax credit loss recorded in other comprehensive income.  As of March 31, 2009, of the total impairment loss amount, $200 thousand was a pretax credit loss recorded through earnings.  The remaining $13.2 million, or $7.6 million on a net of tax basis, in noncredit-related impairment loss was recorded in other comprehensive income.

During 2008 and 2007, we recorded $13.6 million and $405 thousand, respectively, in non-credit related impairment losses on three pooled trust preferred securities due to rating downgrades caused by increases in market spreads, concerns regarding the housing market, and lack of liquidity in the market.  None of these securities have experienced any credit-related losses for which OTTI was previously recorded.  Upon the implementation of ASC 320-10-65, we reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2008 and 2007 from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.

Mortgage-backed Securities (Held-to-Maturity)

As of September 30, 2009, the aggregate fair value of the non-agency held-to-maturity mortgage-backed securities amounted to $105.5 million.  These securities are collateralized by single family loans and secured by first liens on these residential properties.  During the second and third quarter of 2009, three mortgage-backed securities were downgraded from investment grade to non-investment grade.  Except for these three non-investment grade securities, the remaining held-to-maturity mortgage-backed securities are investment grade.  As of September 30, 2009, these debt instruments had gross unrealized losses for less than twelve months amounting to $1.9 million, or 2% of the aggregate amortized cost basis of held-to-maturity mortgage-backed securities, comprised of $1.8 million and $115 thousand that are non-investment grade and investment grade, respectively.

The decline in fair values of these securities is due to widening market spreads, concerns regarding the downturn in the housing market, and lack of liquidity in the market.  However, these securities have strong credit support, low loan-to-values, low delinquency, and low OREO ratios.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of September 30, 2009.

Mortgage-backed Securities (Available-for-Sale)

As of September 30, 2009, we had one private-label available-for-sale mortgage-backed security with a fair value of $15.5 million, with a gross unrealized loss of $5.8 million, or 27% of the amortized cost basis of this security, for more than 12 months.  During the second quarter of 2009, this security was downgraded from investment grade to non-investment grade.  This security is collateralized by single family loans and secured by the first lien on these residential properties.  Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider.  We do not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis.  As such, we do not deem this security to be other-than-temporarily impaired as of September 30, 2009.

In May 2009, we desecuritized our private-label mortgage backed securities which resulted in a $635.6 million increase in single and multifamily loans receivable with a corresponding decrease in available-for-sale investment securities.  These single family and multifamily loans were previously originated by us and were securitized in 2006 and 2007 for additional liquidity purposes.  All of the resulting securities were retained by us in our available-for-sale investment portfolio.  Our decision to desecuritize these securities was prompted by the mark-to-market adjustments recorded on these securities that were based on price points observed in the general market for mortgage-backed securities that were not reflective of the better credit quality of the underlying loans.  These loans had very low overall delinquency rates as of September 30, 2009.  The accumulated mark-to-market adjustments on these securities, recorded in other comprehensive income, were negatively impacting our tangible common equity.  The desecuritization added $30.6 million to the Company’s tangible common equity.

Government-Sponsored Equity Preferred Stock (Available-for Sale)

In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac.  The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded from investment grade to non-investment grade status reflecting the cessation of dividend payments on these securities.  These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate.  The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock.  As the assessment on the status of any resumption in dividend payments on these securities was uncertain, we recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008.  As of September 30, 2009, the fair value of these preferred stock securities was $3.3 million.  Gross unrealized losses on these securities amounted to $221 thousand as of September 30, 2009, or 7% of the aggregate amortized cost basis of these securities.  The outlook for these preferred securities remains stable.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.  As such, we do not deem these remaining securities to be other-than-temporarily impaired as of September 30, 2009.

We have thirteen individual securities that have been in a continuous unrealized loss position for twelve months or longer as of September 30, 2009.  These securities are comprised of ten corporate debt securities with a total fair value of $12.1 million, two government-sponsored equity preferred securities with a total fair value of $1.8 million, and one mortgage-backed security with a fair value of $15.5 million.  As of September 30, 2009, there were also 28 securities that have been in a continuous unrealized loss position for less than twelve months.  The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of September 30, 2009.

The following table sets forth the amortized cost of investment securities held-to-maturity and the fair values of investment securities available-for-sale as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$252,638	$530	$(1,145)	$252,023
Municipal securities	36,118	1,720	—	37,838
Other residential mortgage-backed securities
Investment grade	75,033	1,909	(115)	76,827
Non-investment grade	30,461	—	(1,770)	28,691
Corporate debt securities
Investment grade	377,947	17,417	(89)	395,275
Non-investment grade	4,625	—	(59)	4,566
Other securities	4,509	—	—	4,509
Total investment securities held-to-maturity	$781,331	$21,576	$(3,178)	$799,729

Available-for-sale
U.S. Treasury securities	$2,214	$1	$—	$2,215
U.S. Government agency and U.S. Government sponsored enterprise debt securities	474,896	2,311	(472)	476,735
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities
Commercial mortgage-backed securities	26,107	873	—	26,980
Residential mortgage-backed securities	752,671	19,705	(2)	772,374
Municipal securities	17,759	193	(26)	17,926
Other residential mortgage-backed securities
Investment grade	27,099	—	(107)	26,992
Non-investment grade	21,329	—	(5,795)	15,534
Corporate debt securities
Investment grade	102,052	2,534	(1,308)	103,278
Non-investment grade (1)	69,824	—	(58,123)	11,701
U.S. Government sponsored enterprise equity securities	3,041	468	(221)	3,288
Total investment securities available-for-sale	$1,496,992	$26,085	$(66,054)	$1,457,023

Total investment securities	$2,278,323	$47,661	$(69,232)	$2,256,752

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
Municipal securities	$5,772	$118	$—	$5,890
Corporate debt securities	116,545	904	(234)	117,215
Total investment securities held-to-maturity	$122,317	$1,022	$(234)	$123,105

Available-for-sale
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,020,355	4,762	(1,183)	1,023,934
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	373,690	6,758	(397)	380,051
Other mortgage-backed securities	645,940	—	(108,614)	537,326
Corporate debt securities (1)	116,127	266	(73,849)	42,544
U.S. Government sponsored enterprise equity securities (1)	3,340	—	(2,156)	1,184
Residual securities	25,043	25,019	—	50,062
Other securities (1)	2,570	10	—	2,580
Total investment securities available-for-sale	$2,189,570	$36,823	$(186,199)	$2,040,194

Total investment securities	$2,311,887	$37,845	$(186,433)	$2,163,299

(1) As of December 31, 2008, the Company recorded an OTTI charge of $13.6 million for corporate debt securities, $55.3 million for U.S. Government sponsored enterprise equity securities, and $4.3 million for other securities. Upon adoption of ASC 320, the Company reclassified the noncredit portion of previously recognized OTTI for pooled trust preferred securities totaling $8.1 million, on a net of tax basis, from the opening balance of retained earnings to other comprehensive income as of March 31, 2009. Additionally, the Company recorded $61.9 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $12.2 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the nine months ended September 30, 2009.

The following table sets forth certain information regarding the amortized cost of our investment securities held-to-maturity and fair values of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities held-to-maturity and available-for-sale portfolio at September 30, 2009.  Securities with no stated maturity dates, such as equity securities, are included in the “indeterminate maturity” category.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held-to-maturity
U.S. Government agency and U.S. Government sponsored enterprise debt securities	$100,000	4.38%	$25,000	4.00%	—	—	$127,638	5.50%	—	—	$252,638	4.91%
Municipal securities	3,472	4.21%	15,301	5.27%	14,690	6.67%	2,655	7.11%	—	—	36,118	5.87%
Other residential mortgage-backed securities
Investment grade	—	—	—	—	32,277	5.91%	42,756	7.00%	—	—	75,033	6.53%
Non-investment grade	—	—	—	—	—	—	30,461	10.77%	—	—	30,461	10.77%
Corporate debt securities
Investment grade	114,084	6.01%	258,790	5.47%	5,073	4.31%	—	—	—	—	377,947	5.61%
Non-investment grade	—	—	4,625	8.11%	—	—	—	—	—	—	4,625	8.11%
Other securities	2,576	0.17%	1,933	0.47%	—	—	—	—	—	—	4,509	0.30%
Total investment securities held-to-maturity	$220,132	5.17%	$305,649	5.34%	$52,040	5.97%	$203,510	6.63%	—	—	$781,331	5.67%

Available-for-sale
U.S. Treasury securities	$1,204	0.31%	$1,011	0.43%	—	—	—	—	—	—	$2,215	0.37%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	299,922	3.84%	60,324	2.27%	44,786	3.06%	71,703	3.80%	—	—	476,735	3.57%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities
Commercial mortgage-backed securities	—	—	2,955	6.34%	7,465	5.48%	16,560	5.09%	—	—	26,980	5.33%
Residential mortgage-backed securities	1,217	—	—	—	39,542	4.56%	731,615	5.12%	—	—	772,374	5.10%
Municipal securities	—	—	16,964	3.24%	962	5.42%	—	—	—	—	17,926	3.36%
Other residential mortgage-backed securities
Investment grade	—	—	—	—	9,120	4.63%	17,872	4.96%	—	—	26,992	4.85%
Non-Investment grade	—	—	—	—	—	—	15,534	6.37%	—	—	15,534	6.37%
Corporate debt securities
Investment grade	12,454	4.38%	72,813	3.36%	17,151	4.84%	860	1.26%	—	—	103,278	3.68%
Non-Investment grade	1,395	3.04%	—	—	—	—	10,306	2.88%	—	—	11,701	2.90%
U.S. Government sponsored enterprise equity securities	—	—	—	—	—	—	—	—	3,288	—	3,288	—
Total investment securities available-for-sale	$316,192	3.82%	$154,067	2.96%	$119,026	4.10%	$864,450	4.89%	$3,288	—	$1,457,023	4.39%

Total investment securities	$536,324	4.37%	$459,716	4.55%	$171,066	4.68%	$1,067,960	5.21%	$3,288	—	$2,238,354	4.83%

Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Net loans receivable increased $87.5 million, or 1%, to $8.16 billion at September 30, 2009, relative to December 31, 2008.  The increase in net loans receivable at September 30, 2009 is primarily due to the desecuritization of our private-label mortgage backed securities which resulted in a $635.6 million increase in single and multifamily loan receivable with a corresponding decrease in available-for-sale investment securities.  Loan purchases from third parties totaling $350.0 million, comprised of $179.2 million in consumer loans, $76.6 million in single family loans, $76.1 million in commercial real estate loans, and $18.1 million in multifamily loans, also contributed to the increase in net loans receivable during the first nine months of 2009.  These transactions were partially offset by loan sales, payoffs, and higher loan loss provisions recorded during the third quarter of 2009 as a result of the sustained downtown in the real estate market.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(in thousands)
Real estate loans:
Residential, single family	$912,391	10.8%	$491,315	6.0%
Residential, multifamily	1,036,932	12.3%	677,989	8.2%
Commercial real estate	3,624,469	43.0%	3,472,000	42.1%
Land	415,228	4.9%	576,564	7.0%
Construction	654,115	7.8%	1,260,724	15.3%
Total real estate loans	6,643,135	78.9%	6,478,592	78.6%

Other loans:
Commercial business	1,110,373	13.2%	1,210,260	14.6%
Trade finance	233,123	2.8%	343,959	4.2%
Automobile	7,365	0.1%	9,870	0.1%
Other consumer	425,479	5.0%	206,772	2.5%
Total other loans	1,776,340	21.1%	1,770,861	21.4%
Total gross loans	8,419,475	100.0%	8,249,453	100.0%

Unearned fees, premiums and discounts, net	(31,987)		(2,049)
Allowance for loan losses	(230,650)		(178,027)
Loan receivable, net	$8,156,838		$8,069,377

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, net.  Nonperforming assets totaled $230.2 million, or 1.84% of total assets, at September 30, 2009 and $252.9 million, or 2.04% of total assets, at December 31, 2008.  Nonaccrual loans amounted to $204.4 million at September 30, 2009, compared with $214.6 million at year-end 2008.  During the first nine months of 2009, we took aggressive actions to reduce our exposure to problem assets.  In conjunction with these efforts, we sold $313.3 million in problem loans and $105.5 million in OREO properties during the first nine months of 2009.  These sales of problem assets have resulted in net chargeoffs of $60.1 million and $91.9 million for the third quarter of 2009 and first nine months of 2009, respectively.

Approximately 35% of our problem loan sales during the first nine months of 2009 were all–cash transactions.  We also partially financed selected loan sales to unrelated third parties.  Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged off.  A substantial down payment, typically in the range of 25% to 40%, is received from the new borrower purchasing the problem loan.  The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan.  The Company maintains no effective control over the transferred loans.

Loans totaling $245.6 million were placed on nonaccrual status during the third quarter of 2009.  As a part of our comprehensive loan review, loans totaling $66.0 million which were not 90 days past due as of September 30, 2009, were classified as nonaccrual loans due to concerns regarding collateral values and future collectibility.  Additions to nonaccrual loans were offset by $53.9 million in net chargeoffs, $65.9 million in payoffs and principal paydowns, $47.7 million in loans that were transferred to other real estate owned and other real estate investments, and $35.8 million in loans brought current.  The additions to nonaccrual loans during the third quarter of 2009 were comprised of $12.2 million in single family loans, $13.0 million in multifamily loans, $55.4 million in commercial real estate loans, $57.4 million in land loans, $71.0 million in construction loans, $33.9 million in commercial business loans including SBA loans, $2.2 million in trade finance loans, and $498 thousand in automobile and other consumer loans.

There was one loan in the amount of $1.6 million that was past due 90 days or more but not on nonaccrual status as of September 30, 2009 that was fully guaranteed by the Export-Import Bank of the United States.  All loans that were past due 90 days or more were on nonaccrual status as of December 31, 2008.

We had $116.5 million and $11.0 million in total performing restructured loans as of September 30, 2009 and December 31, 2008, respectively, that were excluded from nonperforming assets.  As of September 30, 2009, the $116.5 million of restructured loans includes $104.1 million of performing, accrual loans that were structured as A/B notes.  In these A/B notes, the original loan was restructured into two notes where the A note represents the portion of the original loan that that have demonstrated sustained repayment and performance and is expected to be collected in full.  The B note represents the portion of the original loan which was the shortfall in value and was fully charged off.  The A/B notes balance as of September 30, 2009 is comprised of the A note balances.  As of September 30, 2009, restructured loans were comprised of $13.7 million in single family loans, $53.0 million in multifamily loans, $14.9 million in commercial real estate loans, $27.9 million in construction loans, $6.6 million in commercial business loans and $375 thousand in land loans.

Other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had 40 OREO properties as of September 30, 2009 with a combined aggregate carrying value of $24.2 million.  The majority of these properties were related to our construction and land loan portfolios.  Approximately 76% of OREO properties as of September 30, 2009 were located in California and 13% were located in Texas.  As of December 31, 2008, we had 41 OREO properties with an aggregate carrying value of $38.3 million.  During the first nine months of 2009, we foreclosed on 101 properties with an aggregate carrying value of $102.8 million as of the foreclosure date.  During the first nine months of 2009, we sold 110 OREO properties with a total carrying value of $105.5 million resulting in a total combined net loss on sale of $5.0 million and charges against the allowance for loans losses totaling $10.2 million.  As previously mentioned, losses on sale of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.  We financed sales of OREO properties totaling $38.6 million during the first nine months of 2009.  During the first nine months of 2008, we sold eleven OREO properties with a combined carrying value of $28.4 million for a total net loss on sale of $302 thousand.

The following table sets forth information regarding nonperforming assets and performing restructured loans as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(in thousands)

Nonaccrual loans	$204,439	$214,607
Loans past due 90 days or more but not on nonaccrual	1,556	—
Total nonperforming loans	205,995	214,607

Other real estate owned, net	24,185	38,302
Total nonperforming assets	$230,180	$252,909

Performing restructured loans	$116,516	$10,992

Total nonperforming assets to total assets	1.84%	2.04%
Allowance for loan losses to nonperforming loans	111.97%	82.95%

We evaluate loan impairment in accordance with applicable GAAP principles.  Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.  If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.  Additionally, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

At September 30, 2009, our total recorded investment in impaired loans was $232.9 million, compared with $232.1 million at December 31, 2008.  All nonaccrual loans are included in impaired loans.  Impaired loans at September 30, 2009 are comprised of single family loans totaling $6.2 million, multifamily loans totaling $11.9 million, commercial real estate loans totaling $41.4 million, land totaling $57.2 million, construction loans totaling $75.5 million, commercial business loans totaling $34.9 million, trade finance loans amounting to $3.9 million, SBA loans totaling $1.0 million, and automobile and other consumer loans totaling $969 thousand.

Specific reserves on impaired loans amounted to $18.8 million and $23.4 million at September 30, 2009 and December 31, 2008, respectively.  Our average recorded investment in impaired loans for the nine months ended September 30, 2009 and 2008 were $275.3 million and $233.1 million, respectively.  During the nine months ended September 30, 2009 and 2008, gross interest income that would have been recorded on impaired loans had they performed in accordance with their original terms, totaled $12.7 million and $12.7 million, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $7.5 million and $7.6 million, for the nine months ended September 30, 2009 and 2008, respectively.

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

Although certain loans are not 90 days or more delinquent and therefore still accruing interest, we have classified them as impaired as of September 30, 2009 because they exhibit one or more of the characteristics described above.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is adequate at September 30, 2009, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the period.  At September 30, 2009, the allowance for loan losses amounted to $230.7 million, or 2.74% of total loans, compared with $178.0 million, or 2.16% of total loans, at December 31, 2008, and $177.2 million, or 2.14% of total loans, at September 30, 2008.  The $52.6 million increase in the allowance for loan losses at September 30, 2009, from year-end 2008, reflects $388.7 million in additional loss provisions and $9.3 million of additional allowance for loan losses resulting from the impact of the desecuritization in May 2009, less $344.7 million in net chargeoffs recorded during the first nine months of 2009.  The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $7.0 million at September 30, 2009, compared to $6.3 million at December 31, 2008.

We recorded $159.2 million in loan loss provisions during the third quarter of 2009 and $388.7 million during the first nine months of 2009.  In comparison, we recorded $43.0 million in loan loss provisions during the third quarter of 2008 and $183.0 million during the first nine months of 2008.  The increase in loss provisions recorded during the third quarter of 2009 resulted from our actions to reduce our exposure to problem assets brought on by the sustained downturn in the real estate market and continued instability in the overall economy.  During the third quarter of 2009, we recorded $151.2 million in net chargeoffs representing 7.14% of average loans outstanding during the quarter.  In comparison, we recorded net chargeoffs totaling $39.7 million, or 1.88% of average loans outstanding for the same period in 2008.  Although both the provision for loan losses and chargeoffs may continue to be elevated in the near future, we expect these levels will be lower than the third quarter of 2009.  During the first nine months of 2009, net chargeoffs amounted to $344.7 million, or 5.53% of average loans outstanding during the period.  This compares to net chargeoffs of $99.9 million, or 1.53% of average loans outstanding during the same period in 2008.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Allowance balance, beginning of period	$223,700	$168,413	$178,027	$88,407
Allowance for unfunded loan commitments and letters of credit	(1,051)	5,437	(617)	5,669
Provision for loan losses	159,244	43,000	388,666	183,000
Impact of desecuritization	—	—	9,262	—
Chargeoffs:
Single family real estate	8,371	1,023	26,487	1,732
Multifamily real estate	7,235	1,006	11,333	1,442
Commercial real estate	23,715	666	39,574	666
Land	40,397	21,024	86,519	42,442
Construction	56,354	16,138	134,880	40,429
Commercial business	17,696	4,401	50,873	18,136
Automobile	6	63	41	226
Other consumer	109	34	1,727	74
Total chargeoffs	153,883	44,355	351,434	105,147

Recoveries:
Single family real estate	337	1	563	3
Multifamily real estate	4	—	222	—
Commercial and industrial real estate	610	3	1,207	1,905
Land	409	1,896	825	—
Construction	768	2,581	1,734	2,581
Commercial business	484	177	2,132	714
Automobile	14	2	45	23
Other consumer	14	—	18	—
Total recoveries	2,640	4,660	6,746	5,226
Net chargeoffs	151,243	39,695	344,688	99,921
Allowance balance, end of period	$230,650	$177,155	$230,650	$177,155
Average loans outstanding	$8,471,766	$8,451,517	$8,305,602	$8,725,596
Total gross loans outstanding, end of period	$8,419,475	$8,289,433	$8,419,475	$8,289,433
Annualized net chargeoffs to average loans	7.14%	1.88%	5.53%	1.53%
Allowance for loan losses to total gross loans, end of period	2.74%	2.14%	2.74%	2.14%

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(in thousands)
Residential, single family	$18,672	10.8%	$6,178	5.9%
Residential, multifamily	9,532	12.3%	6,811	8.2%
Commercial real estate	47,261	43.0%	19,169	42.1%
Land	51,435	4.9%	30,398	7.0%
Construction	48,224	7.8%	60,478	15.3%
Commercial business	46,849	13.2%	40,843	14.7%
Trade finance	7,410	2.8%	12,721	4.2%
Automobile	77	0.1%	282	0.1%
Other consumer	1,190	5.1%	1,147	2.5%
Total	$230,650	100.0%	$178,027	100.0%

Deposits

Deposits increased 6% to $8.67 billion at September 30, 2009, from $8.14 billion at December 31, 2008.  The net increase in deposits primarily came from money market accounts which rose $939.9 million or 71%, and noninterest bearing accounts of $104.2 million or 8%.  These were offset by decreases in time deposits of $502.2 million or 11% and interest-bearing checking accounts of $15.5 million or 4%.

Since mid-2008, as a result of the turbulence in the banking sector, we have experienced a heightened interest in deposit products that afford greater deposit insurance coverage to deposit customers.  As of September 30, 2009, time deposits within the Certificate of Deposit Account Registry

Service (“CDARS”) program amounted to $939.3 million, compared with $946.8 million at December 31, 2008.   The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  Additionally, during the third quarter of 2008, we partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits.  Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In thousands)

Noninterest-bearing demand	$1,397,217	$1,292,997
Interest-bearing checking	347,745	363,285
Money market	2,263,319	1,323,402
Savings	420,365	420,133
Total core deposits	4,428,646	3,399,817
Time deposits:
Less than $100,000	1,062,575	1,521,988
$100,000 or greater	3,177,336	3,220,154
Total time deposits	4,239,911	4,742,142
Total deposits	$8,668,557	$8,141,959

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one business day to six months from the transaction date.  At September 30, 2009, federal funds purchased decreased to $3.0 million from the $28.0 million balance at December 31, 2008.  FHLB advances decreased 32% to $923.2 million as of September 30, 2009, compared to $1.35 billion at December 31, 2008.  The decrease in federal funds purchased and FHLB advances is consistent with our overall strategy to deleverage our balance sheet.  During the first nine months of 2009, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money-market mutual funds were used to pay down our borrowings.  During the first nine months of 2009, several long-term FHLB advances totaling $430.0 million matured and were paid off.  As of September 30, 2009 and December 31, 2008, we had no overnight FHLB advances.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position.  Repurchase agreements totaled $1.02 billion and $998.4 million as of September 30, 2009 and December 31, 2008, respectively.  Included in this balance is $24.4 million in overnight repurchase agreements with customers.  The interest rates on these customer repurchase agreements ranged from 0.50% to 0.75% as of September 30, 2009.  All of the other repurchase agreements are long-term with ten year maturity terms.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  All of these repurchase agreements have an original term of ten years.  The rates were generally initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points.  With the exception of one repurchase agreement, the rates have been switched to fixed rates for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%.  The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

Long-term Debt

Long-term debt remained at $235.6 million at September 30, 2009 and December 31, 2008.  Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory purposes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of September 30, 2009, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date.  With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$4,150,354	$114,491	$29,487	$9,790	$4,540,400	$8,844,523
Federal funds purchased	3,023	—	—	—	—	3,023
FHLB advances	780,087	163,540	266	3,090	—	946,984
Securities sold under repurchase agreements	71,862	94,823	94,823	1,079,588	—	1,341,095
Notes payable	—	—	—	—	7,111	7,111
Long-term debt obligations	6,430	12,860	12,860	335,041	—	367,190
Operating lease obligations	11,665	21,395	14,156	20,218	—	67,434
Unrecognized tax benefits	—	—	—	—	7,392	7,392
Postretirement benefit payments	250	1,531	2,354	46,128	—	50,263
Total contractual obligations	$5,023,671	$408,640	$153,947	$1,493,855	$4,554,903	$11,635,016

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to our customers as of September 30, 2009 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$1,100,083
Standby letters of credit	642,452
Commercial letters of credit	32,290

Capital Resources

At September 30, 2009, stockholders’ equity totaled $1.52 billion, a 2% decrease from the year-end 2008 balance of $1.55 billion.  The decrease is comprised of the following: (1) net loss after extraordinary item of $183.1 million recorded during the first nine months of 2009; (2) a noncredit-related impairment loss on investment securities recorded in the current year of $12.2 million, net of tax; (3) issuance and conversion costs related to preferred and common stock of $5.7 million; (4) tax provision of $498 thousand from various stock plans; (5) purchase of treasury shares related to vested restricted stock amounting to $54 thousand, representing 11,166 shares; and (6) accrual and payment of quarterly cash dividends on common and preferred stock totaling $23.9 million during the first nine months of 2009.  These transactions were offset by: (1) net unrealized gains on investment securities available-for-sale of $53.0 million; (2) reversal of net unrealized losses amounting to $30.6 million as a result of the desecuritization of our private-label mortgage-backed securities; (3) stock compensation costs amounting to $4.4 million related to grants of restricted stock and stock options; (4) issuance of common stock totaling $27.5 million, representing 5,000,000 shares, pursuant to the private placement; (5) issuance of common stock totaling $80.3 million, representing12,650,000 shares, pursuant to a public offering;  (6) issuance of common stock totaling $400 thousand, representing 423,597 shares, pursuant to various stock plans and agreements; and (7) issuance of common stock totaling $219 thousand, pursuant to directors’ retainer fee.

Historically, our primary source of capital has been the retention of operating earnings.  In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk.  As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital.  Although we are not one of the 19 large financial institutions required to conduct a forward-looking capital assessment, or “stress test”, pursuant to the U.S. Treasury’s Capital Assistance Program (“CAP”) the stress assessment requirements under the CAP or similar requirements could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us.  As a result, we could determine independently, or our regulators could require us, to raise additional capital.

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

In July 2009, we completed the exchange of approximately 111 thousand shares of Series A preferred stock for approximately 10 million shares of common stock.  This transaction was accounted for as an induced conversion with the settlement of shares occurring in July 2009, resulting in $107.5 million of additional tangible common equity, net of original stock issuance costs.  For a further discussion on this exchange, see Notes 9 and 11 to the condensed consolidated financial statements presented elsewhere in this report.

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

Private Sales of Common Stock

In July 2009, in private placement transactions, two customers of the Bank purchased 5 million newly issued shares of our common stock at a price of $5.50 per share. We received net proceeds of approximately $26.0 million, net of stock issuance costs, in conjunction with this common stock offering.  We have registered these shares for resale to the public.

Public Offering of Common Stock

In July 2009, we completed a public offering of 11 million shares of our common stock priced at $6.35.  The underwriter also exercised its option to purchase an additional 1.65 million shares of our common stock.  We received net proceeds of approximately $76.7 million, net of stock issuance costs, in conjunction with this common stock offering.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound.  We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.”  At September 30, 2009, the Bank’s Tier I and total capital ratios were 11.9% and 13.9%, respectively, compared to 13.6% and 15.6%, respectively, at December 31, 2008.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at September 30, 2009, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	15.1%	13.9%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	13.1%	11.9%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	10.6%	9.7%	4.0%	5.0%

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

During the first nine months of 2009, we experienced net cash inflows from operating activities of $188.3 million, compared to net cash inflows of $144.3 million for the first nine months of 2008.  Net cash inflows from operating activities reflect the $397.9 million and $183.0 million in loan loss provisions recorded during the first nine months of 2009 and 2008, respectively.

Net cash outflows from investing activities totaled $636.1 million for the first nine months of 2009 compared with net inflows from investing activities of $264.5 million for the first nine months 2008.  Net cash outflows from investing activities for the first nine months of 2009 were due primarily to purchases of interest-bearing deposits, securities purchased under resale agreements, and investment securities.  These factors were partially offset by the proceeds from the sale of investment securities, as well as repayments, maturities and redemptions of investment securities, sale of loans receivable due to the sale of problem assets, and a decrease in loans receivable due to lower loan origination volume during the first nine months of 2009 relative to the first nine months 2008.  Net cash inflows from investing activities for the first nine months of 2008 were due primarily to proceeds from the sale of investment securities and loans, repayments on loans, the early termination of a resale agreement, as well as repayments, maturities and redemptions of investment securities.  These factors were partially offset by purchases of available-for-sale investment securities.

We experienced net cash inflows from financing activities of $162.2 million during the first nine months of 2009, primarily due to the net increase in deposits.  As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers beginning in the second half of 2008.  We have focused on attracting new customers and growing deposits through both our retail branch and commercial deposit platforms.  We have successfully introduced new core deposit products and increased money market deposits during the first nine months of 2009.  We also received proceeds in the amount of $107.8 million from the issuance of common stock through a public offering and a private placement during July 2009.  Cash from financing activities were partially offset by net decreases in FHLB advances, and dividends paid on our common and preferred stock for the first nine months of 2009.  We experienced net outflows from financing activities of $41.6 for the first nine months of 2008 primarily due to the repayment of federal funds purchased, FHLB advances and dividends paid on our preferred and common stock during the first nine months of 2008.  These factors were partially offset by a net increase in deposits as well as net proceeds received from the issuance of convertible preferred stock.

As a means of augmenting our liquidity, we have available a combination of borrowing sources  comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies.  As of September 30, 2009, our total borrowing capacity and holdings of cash and due from banks, short-term investments, and interest-bearing deposits in other banks amounted to $3.85 billion, compared to $3.57 billion as of December 31, 2008.  We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

Historically, the liquidity of the Company was primarily dependent on the payment of cash dividends by the Bank subject to applicable statutes and regulations.  The amount of dividends that the Bank can pay to the Bancorp is restricted by earnings, retained earnings, and risk-based capital requirements.  For the nine months ended September 30, 2009 and 2008, total dividends paid by the Bank to the Company amounted to $25.4 million and $23.1 million, respectively.   This was partially offset by the reductions in quarterly common stock dividends to $0.01 per share and $0.02 per share during the second and first quarter of 2009, respectively, from $0.10 per share during the first half of 2008.  The increase in dividend payments for the nine months ended September 30, 2009 reflects the additional dividends paid by the Bank to allow the Company to, in turn, make the dividend payments on the Series A and B preferred stock issued in April 2008 and December 2008, respectively.  Our liquidity was strengthened through the issuance of over $100 million raised from the private and public sale of common stock.

On October 19, 2009, the Company’s Board of Directors approved the declaration of fourth quarter 2009 dividends on our Series A preferred stock and on our common shares.  Additionally, our Board of Directors also approved the payment of fourth quarter dividends on our Series B preferred stock payable on November 15, 2009.  The quarterly dividend rate is $0.01 per share on our common stock payable on or about November 24, 2009 to shareholders of record as of November 10, 2009.  Future dividend payments from Bank to the Company and to our common and preferred shareholders will continue to be reviewed quarterly in light of the business conditions we are operating in, and considering current and projected earnings and desired capital levels.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2009 and December 31, 2008, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	September 30,	December 31,	September 30,	December 31,
(Basis Points)	2009	2008	2009	2008
+200	4.3%	11.6%	(4.2)%	8.8%
+100	1.6%	5.4%	(2.5)%	4.4%
-100	1.7%	(1.6)%	3.1%	(4.5)%
-200	3.0%	(1.4)%	7.5%	(9.7)%

(1)   The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)   The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2009 and December 31, 2008.  As of September 30, 2009, 64% of our total loan portfolio has interest rate floors.  In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income.  However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates.  At September 30, 2009 and December 31, 2008, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2009.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							September 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2009
	(in thousands)
Assets:
Interest-bearing deposits in other banks	$310,182	$10,428			$250		$320,860	$320,865
average yield (fixed rate)	0.81%	2.15%			4.00%		0.86%
Short-term investments	$460,665						$460,665	$460,665
Weighted average rate	0.32%						0.32%
Securities purchased under resale agreements	$50,000					$25,000	$75,000	$86,292
Weighted average rate	10.45%					7.05%	9.32%
Investment securities held-to-maturity (fixed rate)	$109,096	$51,816	$48,629	$129,704	$47,071	$104,485	$490,801	$506,909
Weighted average rate	6.17%	5.78%	6.01%	5.40%	5.57%	5.30%	5.67%
Investment securities held-to-maturity (variable rate)	$128,080	$55,687	$100,780	$4,594	$1,389		$290,530	$292,820
Weighted average rate	1.94%	4.17%	4.42%	5.11%	5.29%		3.29%
Investment securities available-for-sale (fixed rate)	$186,367	$98,089	$151,187	$89,636	$137,753	$171,507	$834,539	$844,485
Weighted average rate	5.96%	5.83%	4.40%	4.55%	3.93%	5.16%	5.01%
Investment securities available-for-sale (variable rate) (1)	$359,180	$205,604	$45,934	$36,505	$14,862	$369	$662,454	$612,538
Weighted average rate	4.00%	4.22%	5.47%	4.52%	4.44%	4.73%	4.21%
Total gross loans	$6,663,039	$942,210	$331,116	$185,744	$109,617	$187,749	$8,419,475	$8,064,302
Weighted average rate	5.31%	6.59%	6.75%	6.69%	6.17%	4.64%	5.54%

Liabilities:
Checking accounts	$347,745						$347,745	$284,730
Weighted average rate	0.33%						0.33%
Money market accounts	$2,263,319						$2,263,319	$2,182,162
Weighted average rate	1.17%						1.17%
Savings deposits	$420,365						$420,365	$348,368
Weighted average rate	0.48%						0.48%
Time deposits	$4,107,241	$98,673	$9,349	$24,004	$589	$55	$4,239,911	$4,248,498
Weighted average rate	1.56%	2.39%	4.55%	4.02%	2.36%	1.98%	1.60%
Federal funds purchased	$3,022						$3,022	$3,022
Weighted average rate	1.35%						1.35%
FHLB advances (term)	$760,216	$155,000	$5,000			$3,000	$923,216	$943,118
Weighted average rate	4.03%	4.59%	4.46%			4.44%	4.13%
Customer repurchase agreements	$24,450						$24,450	$24,450
Weighted average rate	0.52%						0.52%
Securities sold under repurchase agreements (fixed rate)						$945,000	$945,000	$1,186,700
Weighted average rate						4.80%	4.80%
Securities sold under repurchase agreements (variable rate)	$50,000						$50,000	$53,657
Weighted average rate	4.15%						4.15%
Subordinated debt	$75,000						$75,000	$44,831
Weighted average rate	1.60%						1.60%
Junior subordinated debt (fixed rate)						$21,392	$21,392	$18,512
Weighted average rate						10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178						$139,178	$26,629
Weighted average rate	2.08%						2.08%

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

The fair values of interest-bearing deposits in other banks are based on the discounted cash flow approach.  The discount rate is derived from the Bank’s time deposit rate curve.  The fair values of short-

term investments generally approximate their book values due to their short maturities.  For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates and taking into consideration the call features of each instrument.  The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For the private-label mortgage-backed security, the fair value was derived based on a combination of broker prices and discounted cash flow analyses that is weighted as deemed appropriate.  For the pooled trust preferred securities, the fair value was derived based on a discounted cash flow analyses.  The discount rate is derived from assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, and specific non-performance and default experience in the collateral underlying the securities.

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

The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk.  We may elect to use derivative financial instruments as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders’ equity.  Currently, derivative instruments do not have a material impact on our operating results or financial position.

In August and November 2004, we entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that we offered to Bank customers for a limited time during the latter half of 2004.  This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index, or the “HSCEI”.  As of September 30, 2009, the combined notional amounts of the equity swap agreements totaled $15.6 million with termination dates similar to the stated maturity dates on the underlying certificate of deposit host contracts.  For the equity swap agreements, we agreed to pay interest based on the one-month Libor minus a spread on a monthly basis and receive any increase in the HSCEI at swap termination date.  Under ASC 815 (previously SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e., equity call option) that must be accounted for separately from the host contract (i.e., the certificate of deposit).  Both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of operations.

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

In December 2007, we entered into two additional equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers.  This product, which has a term of 5 years, also pays interest based on the performance of the HSCEI similar to the previous index certificate offering in 2004.  As of September 30, 2009, the combined notional amounts of these new equity swap agreements totaled $23.3 million and have termination dates similar to the stated maturities of the underlying certificate of deposit host contracts.  On December 3, 2007, we prepaid $4.5 million for the option cost based on the current market value of the cash streams.

The fair values of the equity swap agreements and embedded derivative liabilities for these six derivative contracts amounted to $13.7 million as of September 30, 2009, compared to $13.9 million as of December 31, 2008.

The embedded derivative liabilities are included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets.  The fair value of the derivative contracts is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement.  The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option.  We also considered the counterparty’s as well as our own credit risk in determining the valuation.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Asset Liability and Market Risk Management.”

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009.

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

We may engage in FDIC-assisted transactions, which could present additional risks to our business.  We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions.  Although these transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we would still be subject to many of the same risks we would face in acquiring another bank in negotiated transactions, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.  In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risk in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.  We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and net income.

If the Bank continues to incur losses that erode its capital, it may need more capital and become subject to enhanced regulation or supervisory action.  If economic conditions continue to deteriorate, particularly in the California commercial real estate and residential building markets where our business is concentrated, we may need to raise additional capital to support any additional provisions for loan losses and loan chargeoffs.  We cannot provide assurance that we would succeed in raising any such additional capital, and any capital we obtain may dilute the interests of holders of our common stock, or otherwise have an adverse effect on their investment.

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

Our ability to pay dividends is limited by various statutes and regulations and depends primarily on East West Bank’s ability to distribute funds to us, which is also limited by various statutes and regulations.  Our ability to pay dividends may be limited because we are a holding company and, as such, do not have any significant operations or assets other than our ownership of the shares of our operating subsidiaries.  The principal source of funds from which we service our debt and pay our obligations and dividends is the receipt of dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations.  It is possible, depending upon the financial condition of the Bank and other supervisory factors, that the DFI, FDIC or Federal Reserve could restrict or prohibit the Bank from paying dividends to us. In this regard, and as a result of the losses we reported for the year ended December 31, 2008, we are required, under the Federal Reserve’s November 14, 1985 Policy Statement on the Payment of Cash Dividends relating to when earnings are at a loss, to obtain the approval of the Federal Reserve before we receive or the Bank pays dividends to us.  In the event that the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our outstanding equity securities or debt securities, which would adversely affect our business, financial condition, results of operations and prospects.  In addition, our ability to pay dividends is limited by various statutes and regulations.  As a result of losses we reported for the year ended December 31, 2008, we will continue to seek the prior approval of the Federal Reserve prior to declaring or paying any dividends on our outstanding equity securities.

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

Our outstanding debt securities restrict our ability to pay dividends on our capital stock.  We expect to seek the prior approval of the Federal Reserve prior to paying any interest on our junior subordinated decurities (which will be used to make distributions on our Trust Preferred Securities).  If we are unable to make payments on any of our junior subordinated securities for more than 20 consecutive quarters, we would be in default under the governing agreements for such securities and the amounts due under such agreements would be immediately due and payable.  Additionally, if for any interest payment period we do not pay interest in respect of the junior subordinated securities (which will be used to make distributions on the Trust Preferred Securities), or if for any interest payment period we do not pay interest in respect of our subordinated debt, or if any other event of default occurs, then we generally will be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including our Common Stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Securities, or next succeeding interest payment period applicable to the Subordinated Securities, as the case may be.

Moreover, any other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including our Common Stock.  In the event that our existing or future financing agreements restrict our ability to pay dividends in cash on our Common Stock, we may be unable to pay dividends in cash on our Common Stock unless we can refinance amounts outstanding under those agreements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed on Reports on Form 8-K, there were no unregistered sales of equity securities during the quarter ended September 30, 2009. The following summarizes share repurchase activities during the third quarter of 2009:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of Shares
	Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
July 31, 2009	—	$—	—	$26.2
August 31, 2009	—	—	—	26.2
September 30, 2009	—	—	—	26.2
Total	—	$—	—	$26.2

(1)          Excludes 71,744 in repurchased shares totaling $1.5 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.

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

Dated: November 3, 2009

EAST WEST BANCORP, INC.

	By:	/s/ Thomas J. Tolda
THOMAS J. TOLDA
Executive Vice President and Chief Financial Officer