Form 10-K
period 2009-12-31
EAST WEST BANCORP INC
filed 2010-03-01
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

             Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filed ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

             The aggregate market value of the registrant's common stock held by non-affiliates is approximately $346,390,718 (based on the June 30, 2009 closing price of Common Stock of $6.49 per share).

             As of February 12, 2010, 110,506,071 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Stockholders – Part III

EAST WEST BANCORP, INC.
2009 ANNUAL REPORT ON FORM 10-K

PART I

            Certain matters discussed in this Annual Report contains or incorporates statements that we believe are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "forecast," "projected," "intends to," or may include other similar words or phrases, such as "believes," "plans," "trend," "objective," "continue," "remain," or similar expressions, or future or conditional verbs, such as "will," "would," "should," "could," "might," "can," or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us.

            There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

  •
  our ability to integrate the former United Commercial Bank operations and to achieve expected synergies, operating efficiencies or other benefits within expected time frames, or at all, or within expected cost projections;

  •
  our ability to integrate and retain former depositors and borrowers of United Commercial Bank;

  •
  our ability to manage the loan portfolio acquired from United Commercial Bank within the limits of the loss protection provided by the FDIC;

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

            East West's principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West's principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West's other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2009, the Company had $20.56 billion in total consolidated assets, $13.84 billion in net consolidated loans, and $14.99 billion in total consolidated deposits.

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

            At December 31, 2009, the Bank had four wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. The secondary subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining two other subsidiaries, Cal Canton and United Commercial Bank (China) Limited were the result of the UCB Acquisition.

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

            On November 6, 2009, the Bank entered into a purchase and assumption agreement ("Purchase and Assumption Agreement") with the Federal Deposit Insurance Corporation ("FDIC"), pursuant to which the Bank acquired certain assets and assumed certain liabilities of the former United Commercial Bank ("United Commercial Bank"), a California state-chartered bank headquartered in San Francisco, California (the "UCB Acquisition"). The UCB Acquisition included all 63 U.S. branches of United Commercial Bank, which opened as branches of the Bank as of Monday, November 9, 2009. It also included the Hong Kong branch of United Commercial Bank and United Commercial Bank (China) Limited, the subsidiary of United Commercial Bank headquartered in Shanghai, China.

            Under the terms of the Purchase and Assumption Agreement, the Bank acquired certain assets of United Commercial Bank with a fair value of approximately $9.86 billion, including $5.90 billion of loans, $1.56 billion of investment securities, $93.5 million of Federal Home Loan Bank stock, $599.0 million of cash and cash equivalents, $147.4 million of securities purchased under sale agreements, $38.0 million of other real estate owned ("OREO"), and $207.6 million of other assets. Liabilities with a fair value of approximately $9.57 billion were also assumed, including $6.53 billion of insured and uninsured deposits, but excluding certain brokered deposits, $1.84 billion of Federal Home Loan ("FHLB") advances, $858.2 million of securities sold under agreements to repurchase, $90.6 million in other borrowings and $254.2 million of other liabilities.

            See the "Business Combination" section of the Notes to the Consolidated Financial Statements in Note 2 on page 111 for more information on the acquisition.

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

            The Bank continues to expand its market presence in the international arena. The Bank has two full-service branches in Hong Kong, one of which commenced operations during the first quarter of 2007 and the other was the result of the UCB Acquisition. The Hong Kong branches offer a variety of deposit, loan, and international banking products. In addition, the Bank has two full-service branches in China, one in Shanghai, and one in Shantou, also the result of the UCB Acquisition. The Bank also has four overseas representative offices in China and one in Taipei, Taiwan. The first office, located in Beijing, was opened on January 20, 2003. The second overseas representative office was opened on August 10, 2007, and is located in Shanghai. The remainder of the representative offices were acquired in the UCB Acquisition. These representative offices serve to further develop the Bank's existing international banking capabilities. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding domestic exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships with a variety of Chinese financial institutions.

            The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its footprint in the international and global marketplace.

Banking Services

            The Bank is the third largest independent commercial bank headquartered in California as of December 31, 2009, and the largest bank in the United States that focuses on the Asian-American community. Through its network of 135 branches worldwide, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

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

Market Area and Competition

            The Bank concentrates on marketing its services primarily in the Los Angeles metropolitan area, Orange County, San Bernardino County, and the greater San Francisco Bay area, including San Mateo County, the Silicon Valley area of Santa Clara County, and Alameda County, with a particular focus on regions with a high concentration of ethnic Chinese. The ethnic Chinese markets within the Bank's primary market area have experienced rapid growth in recent years. According to information provided by the U.S. Census Bureau's 2005-2007 American Community Survey, there were an estimated 4.6 million Asians and Pacific Islanders residing in California, or 12.6% of the total population. As California continues to gain momentum as the hub of the Pacific Rim, the Bank provides important competitive advantages to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets and cultures, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. The Bank is also committed to expanding its customer base to other high growth communities in Northern and Southern California, New York, Georgia, Massachusetts, Texas and Washington

            The Bank has 111 branches in California located in the following counties: Los Angeles, Orange, San Bernardino, San Francisco, San Mateo, Santa Clara and Alameda. Additionally, the Bank has eight branches in New York, five branches in Georgia, three branches in Massachusetts, two branches in Texas, and two branches in Washington. In Greater China, East West's presence includes four full-service branches, including two in Hong Kong, one in Shanghai, and one in Shantou. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China, and Taipei, Taiwan.

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

Economic Conditions, Government Policies, Legislation, and Regulation

            The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company's earnings (losses). These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

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

            Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued through 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions, including the Bank. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management, and capital adequacy concerns, as well as other safety and soundness concerns.

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

            On February 25, 2009, the first day the CAP program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation's largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to more a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking "stress test" assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program is an additional program from the TARP CCP and is open to eligible institutions regardless of whether they participated in the TARP CCP. The deadline to apply to the CAP was May 25, 2009. Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received TARP CCP.

            The EESA also increased Federal Deposit Insurance Corporation ("FDIC") deposit insurance on most accounts from $100,000 to $250,000. This increase was originally scheduled to end in 2009; however, Congress extended the temporary increase until December 31, 2013. The increase is not covered by deposit insurance premiums paid by the banking industry. In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program ("TLGP") to provide deposit insurance for the full amount of most noninterest bearing transaction accounts through the end of 2009, and later extended through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions had until December 5, 2008 to opt out of these two programs. The Company and the Bank have elected to not opt out of these two programs. The FDIC charges "systemic risk special assessments" to depository institutions that participate in the TLGP.

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

            The Company.    As a bank holding company and financial holding company, the Company is subject to regulation and examination by the FRB under the BHCA. Accordingly, the Company is subject to the FRB's regulation and its authority to:

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

    Federal Home Loan Bank System

            The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2009, the Bank was in compliance with the FHLB's stock ownership requirement and our investment in FHLB capital stock totaled $180.2 million. In January 2009, the FHLB announced that it will suspend dividend payments for the fourth quarter of 2008 to preserve capital given the possibility of other-than-temporary charges on certain non-agency mortgage-backed securities in the future. Additionally, the FHLB announced that it will not repurchase excess capital stock on January 31, 2009, which was the next regularly scheduled repurchase date.

    Federal Reserve System

            The Federal Reserve Board requires all depository institutions to maintain interest bearing reserves at specified levels against their transaction accounts. At December 31, 2009, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the Reserve Bank. At December 31, 2009, the Bank held an investment of $36.8 million in capital stock.

    Foreign Operations

            As a result of the UCB Acquisition, the Bank currently has four full-service branches, two in Hong Kong, one in Shanghai, and one in Shantou, China. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan. The Bank's overseas activities are regulated by the FRB and the DFI, and are also regulated by supervisory authorities of the host countries where the Bank has offices.

    Dividends and Other Transfers of Funds

            Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $85.8 million at December 31, 2009. The Bank is permitted to pay dividend to the Company as long as the banking regulatory authorities of the Bank are notified of the proposed dividend and there is non objection language from the banking regulatory authorities. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal Prompt Corrective Action regulations, the FRB or FDIC may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Capital Requirements."

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

    Capital Requirements

            Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. At December 31, 2009, the Company's and the Bank's capital ratios exceed the minimum capital adequacy guideline percentage requirements of the federal banking agencies for "well capitalized" institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk-Based Capital" and Note 25 to the consolidated financial statements for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2009.

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

    FDIC Deposit Insurance

            The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. Effective April 1, 2009, initial base assessment rates were increased to between 12 and 45 cents for every $100 of assessable domestic deposits, with most banks paying between 12 and 14 cents.

            On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in assessable domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall.

The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 in assessable domestic deposits.

            On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15 percent within eight years, as mandated by statute. While the Amended Restoration Plan and higher assessment rates address the need to return the DIF reserve ratio to 1.15 percent, the FDIC must also consider its need for cash to pay for projected bank failures. On November 17, 2009, the FDIC amended its regulation requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The Bank prepaid a total of $80.6 million to the FDIC in December 2009.

            If the DIF's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums.

            Additionally, by participating in the TLGP, banks temporarily become subject to "systemic risk special assessments" of 10 basis points for transaction account balances in excess of $250,000 assessments up to 100 basis points of the amount of TLGP debt issued. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0106% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.

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

    Regulation of Subsidiaries

            Foreign-based subsidiaries, including United Commercial Bank China (Limited), are subject to applicable foreign laws and regulations. Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. East West Insurance Services, Inc. is subject to the licensing and supervisory authority of the California Commissioner of Insurance.

Employees

            East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2009, the Bank had a total of 2,522 full-time employees and 145 part-time employees and the Agency had a total of 12 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and Agency believe that their employee relations are satisfactory.

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

Name	Age (1)	Position with Company or Bank

Dominic Ng	51	Chairman and Chief Executive Officer of the Company and the Bank
Julia S. Gouw	50	Vice-Chairman, President and Chief Operating Officer of the Company and the Bank
Ming Lin Chen	49	Executive Vice President and Director of Loan Operations
Wellington Chen	50	Executive Vice President and Director of Corporate Banking Division of the Bank
Donald S. Chow	59	Executive Vice President
William H. Fong	62	Executive Vice President and Head of Northern California Commercial Lending Division of the Bank
Karen Fukumura	45	Executive Vice President and Head of Retail Banking & Technology Division of the Bank
Agatha Fung	50	Executive Vice President and Head of the International Banking Division of the Bank
Douglas P. Krause	53	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank
William J. Lewis	66	Executive Vice President and Chief Credit Officer of the Bank
Irene H. Oh	32	Executive Vice President and Chief Financial Officer of the Company and the Bank
Lawrence B. Schiff	57	Executive Vice President and Director of Credit Risk Management
Andy Yen	52	Executive Vice President and Director of the Business Banking Division of the Bank

(1)
As of February 26, 2010

            Dominic Ng serves as Chairman and Chief Executive Officer of East West Bancorp, Inc. and East West Bank. Prior to taking the helm of East West in 1992, Mr. Ng was President and Chief Executive Officer of Seyen Investment, Inc. and before that spent over a decade as a CPA with Deloitte & Touche LLP. Mr. Ng serves on the Boards of Directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch and Mattel, Inc.

            Julia S. Gouw serves as Vice-Chairman, President and Chief Operating Officer of the Company and the Bank. Prior to that, Ms. Gouw served as Executive Vice President and Chief Financial Officer of the Company and the Bank from 1994 until April 2008. In April 2008, she became the Vice Chairman of the Board of Directors of the Company and the Bank and the Chief Risk Officer of the Bank. Ms. Gouw retired from her position as Chief Risk Officer of the Bank at the end of 2008 and rejoined the Bank in December 2009. Prior to joining East West in 1989, Ms. Gouw spent over five years as a CPA with KPMG LLP. She was ranked among the top ten bank CFOs in the nation by U.S. Banker in January 2006 and was listed four times among the "25 Most Powerful Women in Banking" by U.S. Banker magazine. She was also selected on the "Best CFOs in America of 2007 and 2006" as determined by Institutional Investor magazine.

            Ming Lin Chen serves as Executive Vice President and Director of Loan Operations. Ms. Chen joined East West Bank in 2004 as Senior Vice President and Senior Relationship Manager and was promoted to her current position in 2009. Prior to joining East West Bank, Ms. Chen was Senior Vice President and Corporate Secretary of General Bank and General Bancorp. She was responsible for several management positions including international banking, commercial and SBA lending, marketing and branch operations during her 19 years with General Bank. Ms. Chen is a board member of the Taiwanese American Chamber of Commerce, Greater Los Angeles.

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

            Karen Fukumura serves as Executive Vice President and Head of the Bank's Retail Banking & Technology Division. Prior to joining East West in April 2008, Ms. Fukumura was a Senior Vice President with Bank of America and held several transformational leadership roles within the Consumer Bank and Service & Fulfillment Operations. Additionally, Ms. Fukumura has seven years of management and technology consulting experience in Asia, and previously held sales and manufacturing operations roles within Mobil Oil and Xerox Corporation, respectively.

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

            Irene H. Oh serves as Executive Vice President and Chief Financial Officer of East West Bancorp, Inc. and East West Bank. Ms. Oh joined East West in 2004. Prior to being promoted to Chief Financial Officer, Ms. Oh served as Senior Vice President and Director of Corporate Finance. A Certified Public Accountant, she began her financial career in 1999 with Deloitte & Touche in Los Angeles and spent two years with Goldman Sachs.

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

            Lawrence B. Schiff serves as Executive Vice President and Director of Credit Risk Management. Mr. Schiff joined East West Bank in early 2010, after serving for several years as Director of National Credit Risk Management at KPMG and as a Group Vice President in SunTrust Bank's Credit Risk Management Division. Mr. Schiff spent the majority of his career as a commercial bank examiner with the Federal Reserve System, both in Washington, DC and in New York. Earlier in his career, Mr. Schiff was a Senior Vice President and Chief Financial Officer of a community bank in Honolulu. Mr. Schiff has lectured in Finance and International Finance at several universities, and he is presently a board member of the City of Hope Hospital's LA Real Estate Council.

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

  •
  The Company's commercial and residential borrowers may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company's operating results.

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

            U.S. and international financial markets and economic conditions, particularly in California, could adversely affect our liquidity, results of operations and financial condition.    As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the turmoil and downward economic trends the past couple of years have been particularly acute in the financial sector. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of these events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio primarily in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company's exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

            We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.    During the year ended December 31, 2009, we recorded a $528.7 million provision for loan losses and charged off $485.3 million, gross of $9.9 million in recoveries. There has been a significant slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. As of December 31, 2009, we had $4.43 billion and $3.90 billion in non-covered and covered, respectively, commercial real estate and construction loans. Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

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

            Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.    Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the turmoil faced by banking organizations in the domestic and worldwide credit markets.

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

            Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.    A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Furthermore, a substantial portion of our loan portfolio is comprised of commercial real estate. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. Borrowers' inability to repay such loans may have an adverse affect on our business.

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

            The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.    As a result of the deterioration during the past few years in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

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

            The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock, and there can be no assurance of any future dividends on our common stock.    The Stock Purchase Agreement between the Company and the U.S. Treasury pursuant to which we sold $306.5 million of our Series B Preferred Stock (the "Series B Preferred Stock") and issued a warrant to purchase up to 3,035,109 shares of our common stock (the "TARP Warrant") provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series B Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the cash dividend on our common stock above $0.10 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock and Series B Preferred Stock. The terms of our outstanding Series A Preferred Stock have similar limitations on our ability to redeem or repurchase our common stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the TARP Preferred Stock and Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the TARP Warrant and common stock issuable upon conversion of the Series A Preferred Stock, described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with second quarter 2009 dividends, our Board of Directors reduced our common stock dividend to $0.01 per share from the first quarter 2009 dividends of $0.02 per share and relative to our previous quarterly dividend rate of $0.10 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" herein. The terms of the Stock Purchase Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law. During the fourth quarter of 2009, the Company received a 50% reduction in the TARP Warrant. As of December 31, 2009, the new share count of the TARP Warrant is 1,517,555. This adjustment to the TARP Warrant was due to the fact that within one year of issuance, the Company raised new capital in excess of the Series B preferred stock.

            Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the TARP Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock.    The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the TARP Warrant is exercised. The shares of common stock underlying the TARP Warrant represent approximately 1% of the shares of our common stock outstanding as of January 31, 2010 (including the shares issuable upon exercise of the TARP Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction. In addition, to the extent our Series A Preferred Stock and Series C Preferred Stock are converted, or options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our shareholders. If our stockholders do not approve the conversion of the Series C Preferred Stock at the special meeting of stockholders to be held on March 25, 2010, the Series C Preferred Stock will remain outstanding and we will be required to pay a cash dividend of approximately of $17.8 million and dividends in kind of approximately $8.1 million on May 1, 2010 and a cash dividend of approximately $18.9 million on November 1, 2010 and dividends in kind of approximately $8.6 million (if stockholder approval is not subsequently obtained by those dates). Payment of such dividends would reduce the net income available to our common stockholders and would reduce our earning per common share.

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

            The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the year. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in "Special Cautionary Note Regarding Forward-Looking Statements." Market volatility during the past couple of years is unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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

            Adverse conditions in Asia could adversely affect our business.    A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia. Additionally, we also have four representative offices in China and one in Taipei, Taiwan, and two full-service branches in Hong Kong and China. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. If economic conditions in Asia deteriorate, we could, among other things, be exposed to economic and transfer risk, and could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia, and in China in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

            We have engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect our business and earnings.    We have engaged in and may continue to engage in expansion through acquisitions, such as the UCB Acquisition that was completed on November 6, 2009. There are risks associated with such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

            Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

            We may experience difficulties in integrating the operations of United Commercial Bank, which may negatively impact our business and earnings.    The acquisition of United Commercial Bank involves the integration of East West Bank and United Commercial Bank, which have previously operated independently. The successful integration of operations of East West Bank and United Commercial Bank depends primarily upon our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that we will be able to integrate the banking operations without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of on-going business or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings and revenue enhancements are projected to come from various areas that our management has identified through the integration planning process. The elimination and consolidation of duplicate tasks at these banks are projected to result in annual cost savings. If we experience difficulty with the integration, we may not achieve all the economic benefits we expect to result from the acquisition, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of the business of United Commercial Bank and/or may not realize expected cost savings from the acquisition within the anticipated time frames.

            We may have difficulty integrating and retaining the deposits of United Commercial Bank.    We may experience some attrition of former customers of United Commercial Bank following the FDIC receivership. Following the November 6, 2009 acquisition, total deposits decreased from $6.52 billion (excluding fair value adjustments) as of the date of the November 6, 2009 acquisition to $6.10 billion at December 31, 2009. Withdrawal of a material amount of such deposits could adversely impact the our liquidity, profitability, business prospects, results of operations and cash flows. Any difficulties we may experience in integrating the operations of East West Bank and United Commercial Bank may also affect our retention of deposit accounts and former United Commercial Bank Customers.

            We may experience difficulty in managing the acquired United Commercial Bank loan portfolio within the limits of the loss protection provided by the FDIC.    In connection with the United Commercial Bank acquisition, East West Bank entered into a shared-loss agreement with the FDIC that covered, at fair value, on the November 6, 2009 acquisition date, approximately $5.66 billion and $38.0 million of United Commercial Bank's loans and other real estate owned, respectively. East West Bank will share in the losses, which begins with the first dollar of loss occurred, of the loan pools (including single family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned) covered ("covered loans") under the shared-loss agreement. Pursuant to the terms of the shared-loss agreement, the FDIC is obligated to reimburse East West Bank 80% of eligible losses of up to $2.05 billion with respect to covered loans. The FDIC will reimburse East West Bank for 95% of eligible losses in excess of $2.05 billion with respect to covered loans. East West Bank has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered loans.

            The shared-loss agreement for commercial and single family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the November 6, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. On January 14, 2020, East West Bank is required to pay to the FDIC 50% of the excess, if any of (i) $410 million over (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. Although we have substantial expertise in asset resolution, we cannot guarantee that we will be able to adequately manage the loan portfolio within the limits of the loss protection provided by the FDIC.

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

            The Bank owns the buildings and land at 24 of its retail branch offices. Nine of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2009 to 2020, exclusive of renewal options.

            Subsequent to year end, we assumed approximately forty-eight leases and agreed to purchase approximately $72.6 million in fair value of real property from the FDIC as part of the FDIC-assisted transaction of United Commercial Bank.

            The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

            At December 31, 2009, the Bank's consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $59.1 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2009 was $30.2 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $15.0 million during 2009.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

            East West Bancorp, Inc. commenced trading on the NASDAQ Global Select Market on February 8, 1999 under the symbol "EWBC." The following table sets forth the range of sales prices for the Company's common stock for the years ended December 31, 2009 and 2008.

	2009		2008
	High	Low	High	Low
First quarter	$16.14	$3.24	$25.75	$16.96
Second quarter	10.45	4.35	18.74	6.94
Third quarter	11.37	5.75	17.65	6.77
Fourth quarter	17.39	8.05	18.40	9.85

            The foregoing reflects information available to the Company and does not necessarily include all trades in the Company's stock during the periods indicated. The closing price of our common stock on January 31, 2010 was $16.43 per share, as reported by the NASDAQ Global Select Market.

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

            During July 2009, the Company exchanged 9,968,760 shares of the Company's common stock for 110,764 shares of the Company's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A.

            On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B ("Series B preferred shares"), with a liquidation preference of $1,000 per share in conjunction with its participation in the U.S. Treasury's TARP CPP. The Company received $306.5 million of additional Tier 1 qualifying capital as a result of this issuance. The shares are not listed on an exchange. The Series B preferred shares are senior to common stock and pari passu with existing preferred shares (including shares of our Series A preferred stock discussed above) other than preferred shares which by their terms rank junior to any existing preferred shares. The Series B preferred shares will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum. Dividends will be payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. For as long as any Series B preferred shares are outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking pari passu with the Series B preferred shares, or common shares (other than in the case of pari passu preferred shares, in which case, dividends are paid on a pro rata basis with the Series B preferred shares), nor may the Company repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Series B preferred shares or common shares, unless all accrued and unpaid dividends for all past dividend periods on the Series B preferred shares are fully paid. Series B preferred shares are transferable by the U.S. Treasury at any time. Subject to approval from the FRB, the Series B preferred shares are redeemable at the option of the Company at 100% of liquidation preference (plus any accrued and unpaid dividends), provided, however, that the Series B preferred shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings in excess of $76,636,500, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Except for certain specified transactions, Series B preferred shares shall be non-voting in nature.

            In connection with the Series B offering, the Company issued warrants to purchase 3,035,109 shares of common stock with an initial price of $15.15 per share of common stock for which the TARP Warrant may be exercised. The TARP Warrant may be exercised at any time on or before December 5, 2018. During the fourth quarter of 2009, the Company received a 50% reduction in the TARP Warrant we issued to the U.S. treasury in conjunction with the Series B preferred shares issued. As of December 31, 2009, the new share count of the warrant is 1,517,555. This adjustment to the TARP Warrant was due to the fact that within one year of issuance, the Company raised new capital in excess of the TARP capital issued in December 2008.

Private Sales of Common Stock

            In July 2009, in private placement transactions, two customers of the Bank purchased 5 million shares of our common stock at a price of $5.50 per share. We received net proceeds of approximately $26.0 million, net of stock issuance costs, in conjunction with this common stock offering. We have registered these shares for resale to the public.

Public Offering of Common Stock

            In July 2009, we completed a public offering of 11 million shares of our common stock priced at $6.35. The underwriter also exercised its option to purchase an additional 1.65 million shares of our common stock. We received net proceeds of approximately $76.7 million, net of stock issuance costs, in conjunction with this common stock offering.

Private Placement

            On November 6, 2009, the Company raised $500.0 million in a private placement of 18,247,012 shares of common stock, $0.001 par value, and 335,047 shares of newly authorized Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C, ("Series C preferred shares") to certain qualified institutional buyers and accredited investors (collectively, the "Investors") with a liquidation preference of $1,000 per share. The common stock sold represented 19.9% of the Company's common stock outstanding. In connection with the Series C preferred shares offering, the shares are mandatorily convertible upon shareholder approval and subject to any applicable regulatory approvals. For as long as any Series C preferred shares are outstanding, the cumulative dividends are payable semi-annually in arrears on May 1 and November 1 of each year in cash and in kind in additional shares of Series C preferred shares if, when and as declared by the Board of Directors or a committee thereof. The Series C preferred shares will pay an annual rate as high as 13% plus dividends payable at an annual rate equal to 5%. The Series C preferred shares rank in parity with respect to dividend rights and rights on liquidation, winding up and dissolution with the Company's outstanding series of preferred stock and senior to the Company's common stock. The Series C preferred shares have no voting rights, except as required by law and with respect to certain limited matters, non-redeemable by the holders, but redeemable by the Company following the fifth anniversary of issuance, no preemptive rights, a 9.9% ownership limitation and has the customary anti-dilution adjustment provisions.

            Because the Company's common stock is listed on the NASDAQ Global Select Market, the Company is subject to the NASDAQ Rules. NASDAQ Rule 5635(d) requires stockholder approval prior to the issuance of securities in connection with a transaction, other than a public offering, involving the sale, issuance or potential issuance by a company of common stock, or securities convertible into or exercisable for common stock, equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book value or market value of the stock. The 37,062,721 shares of common stock issuable upon conversion of the Series C preferred shares together with the common stock issued at the closing of the private placement will exceed 19.99% of the number of shares of our common stock and voting power outstanding prior to the private placement. The $9.04 per share conversion price for the Series C preferred shares is less than the book value per share of our common stock. Accordingly, the issuance of the common stock upon conversion of the Series C preferred shares is subject to stockholder approval.

            Shares of Series C preferred are subject to rights preferences and privileges set forth in the Company's Certificate of Designations which has been filed with the Secretary of State of the State of Delaware.

Common Stock Holders

            As of January 31, 2010, 110,498,101 shares of the Company's common stock were held by 1,861 shareholders of record.

Common Dividends

            We declared and paid cash dividends of $0.10 per share during each of the four quarters of 2008 and $0.02 per share for the first quarter of 2009 and $0.01 per share for the second, third and fourth quarters of 2009. Refer to "Item 1. BUSINESS – Supervision and Regulation – Dividends and Other Transfers of Funds" for information regarding dividend payment restrictions.

Stock Performance Graph

            The following graph shows a comparison of stockholder return on the Company's common stock based on the market price of the common stock assuming the reinvestment of dividends, with the cumulative total returns for the companies in the Standard & Poor's 500 Index and the SNL Western Bank Index for the 5-year period beginning on December 31, 2004 through December 31, 2009. This graph is historical only and may not be indicative of possible future performance of the Company's common stock. The information set forth under the heading "Stock Performance Graph" shall not be deemed "soliciting material" or to be "filed" with the Commission except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
East West Bancorp, Inc.	100.00	87.45	85.34	59.02	39.88	39.66
SNL Western Bank	100.00	104.11	117.48	98.12	95.54	87.73
SNL Bank and Thrift	100.00	101.57	118.68	90.50	52.05	51.35
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

            On January 23, 2007, the Company's Board of Directors authorized a new stock repurchase program to buy back up to $30.0 million of the Company's common stock. On March 20, 2007, the Company's Board of Directors authorized an increase in the stock repurchase program to buy back up to an additional $50.0 million of the Company's common stock in 2007. This new authorization is in addition to the $30.0 million stock repurchase authorized on January 23, 2007. The Company completed the repurchase of 1,392,176 shares at a weighted average price of $38.69 during 2007. There were no repurchases of equity securities during the years ended December 31, 2009 and 2008. The Company had $26.2 million in authorized share repurchases remaining as of December 31, 2009. Under the terms of the U.S. Treasury's Capital Purchase Program, the Company is prohibited from making certain repurchases of equity securities – see Note 24 under Series B Preferred Stock Offering.

            Repurchases of the Company's securities during the fourth quarter of 2009 are as follows:

Month Ended	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value in Millions of Shares that May Yet Be Purchased Under the Programs (2)
October 31, 2009	-	$-	-	$26.2
November 30, 2009	-	-	-	26.2
December 31, 2009	-	-	-	26.2

Total	-	$-	-	$26.2

(1)
Excludes 113,982 in repurchased shares totaling $2.3 million due to granting of unrestricted stock awards as well as forfeitures and vesting of restricted stock awards pursuant to the Company's 1998 Stock Incentive Plan.
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

	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Summary of Operations
Interest and dividend income	$722,818	$664,858	$773,607	$660,050	$411,399
Interest expense	239,499	309,694	365,613	292,568	131,284

Net interest income	483,319	355,164	407,994	367,482	280,115
Provision for loan losses	528,666	226,000	12,000	6,166	15,870

Net interest income after provision for loan losses	(45,347)	129,164	395,994	361,316	264,245
Noninterest income (loss) (1)	396,553	(25,062)	49,520	33,920	29,649
Noninterest expense	246,484	201,270	183,255	161,455	123,533

Income (loss) before provision (benefit) for income taxes	104,722	(97,168)	262,259	233,781	170,361
Provision (benefit) for income taxes	22,714	(47,485)	101,092	90,412	61,981

Net income (loss) before extraordinary item	82,008	(49,683)	161,167	143,369	108,380
Extraordinary item, net of tax	(5,366)	-	-	-	-

Net income (loss)	$76,642	$(49,683)	$161,167	$143,369	$108,380

PREFERRED STOCK DIVIDENDS AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	49,115	9,474	-	-	-

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$27,527	$(59,157)	$161,167	$143,369	$108,380

Per Common Share
Basic earnings per share	$0.35	$(0.94)	$2.63	$2.40	$2.03
Diluted earnings per share	$0.33	$(0.94)	$2.60	$2.35	$1.97
Common dividends per share	$0.05	$0.40	$0.40	$0.20	$0.20
Average number of shares outstanding, basic	78,770	62,673	61,180	59,605	53,454
Average number of shares outstanding, diluted	84,523	62,673	62,093	60,909	55,034
At Year End:
Total assets	$20,559,212	$12,422,816	$11,852,212	$10,823,711	$8,278,256
Loans receivable	8,218,671	8,069,377	8,750,921	8,182,172	6,724,320
Covered loans	5,598,155	-	-	-	-
Investment securities	2,564,081	2,162,511	1,887,136	1,647,080	869,837
Deposits	14,987,613	8,141,959	7,278,914	7,235,042	6,258,587
Federal Home Loan Bank advances	1,805,387	1,353,307	1,808,419	1,136,866	617,682
Stockholders' equity	2,284,659	1,550,766	1,171,823	1,019,390	734,138
Common shares outstanding	109,963	63,746	63,137	61,431	56,519
Book value per common share	$14.37	$16.92	$18.56	$16.59	$12.99
Financial Ratios:
Return on average assets	0.55%	(0.42)%	1.45%	1.46%	1.55%
Return on average common equity	2.37	(5.41)	14.89	15.78	18.27
Return on average total equity	4.69	(3.99)	14.89	15.78	18.27
Common dividend payout ratio	13.03	N/A	15.27	8.35	9.88
Average stockholders' equity to average assets	11.81	10.55	9.77	9.26	8.48
Net interest margin	3.75	3.19	3.94	3.98	4.22
Efficiency Ratio (2)	48.89	45.94	37.44	37.07	36.53
Asset Quality Ratios:
Net chargeoffs (recoveries) to average non-covered loans	5.69%	1.64%	0.08%	(0.01)%	0.08%
Nonperforming assets to total assets	0.91	2.12	0.57	0.18	0.36
Allowance for loan losses to total gross non-covered loans	2.81	2.16	1.00	0.95	1.01

(1)
2009 and 2008 include other-than-temporary ("OTTI") charges relating to investment securities of $107.7 million and $73.2 million, respectively and pre-tax gain of $471.0 million during 2009.
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

            On November 6, 2009 the Bank acquired United Commercial Bank from the FDIC in an FDIC-assisted transaction. This acquisition nearly doubled our asset size and contributed $23.3 million to our total pre-tax income for the period from November 6, 2009 to December 31, 2009. A pre-tax gain of $471.0 million was recorded as a result of the acquisition.

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

    Fair Valuation of Financial Instruments

            The Company adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC") 820 (previously SFAS No. 157, Fair Value Measurements), on January 1, 2008. This standard provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance within the three-level hierarchy (e.g., Level 1, Level 2 and Level 3). Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

            Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825 (previously SFAS No. 107, Disclosures About Fair Value of Financial Instruments).

    Investment Securities

            The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements presented elsewhere in this report. Investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

            For current broker prices obtained on certain investment securities that we believe are based on forced liquidation or distressed sale values in very inactive markets, we have modified our approach in determining the fair values of these securities. We have determined that each of these securities will be individually examined for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as taking into consideration broker discount rates in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market.

            We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to our investment securities. If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings. Noncredit-related impairment losses are charged to other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be "other-than-temporarily" impaired as of December 31, 2009. Investment securities are discussed in more detail in Note 6 to the Company's consolidated financial statements presented elsewhere in this report.

            The Company considers all available information relevant to the collectibility of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for our portfolio of residual securities and trust preferred securities. The Company considers factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

    Acquired Loans

            Acquired loans are valued as of acquisition date in accordance with ASC 805 Business Combinations, formerly FAS 141R Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Further, the Company elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology.

            Under ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans acquired in the FDIC-assisted acquisition of United Commercial Bank in fifty two different pools, based on common risk characteristics.

            The cash flows expected over the life of the pools are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows.

            Under ASC 310-30, the excess of the expected cash flows at acquisition over the fair value is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as an adjustment to accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

    Covered Loans

            The majority of the loans acquired in the FDIC-assisted acquisition of United Commercial Bank are included in a FDIC shared-loss agreement and are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30. Subsequent to acquisition all covered loans are accounted for under ASC 310-30.

    Covered Other Real Estate Owned

            All other real estate owned acquired in the FDIC-assisted acquisition of United Commercial Bank are included in a FDIC shared-loss agreement and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss to the Bank charged against earnings.

    FDIC Indemnification Asset

            In conjunction with the FDIC-assisted acquisition of United Commercial Bank, the Bank entered into a shared-loss agreement with the FDIC for amounts receivable under the shared-loss agreement. At the date of the acquisition the Company elected to account amounts receivable under the shared-loss agreement as an indemnification asset in accordance with ASC 805. Subsequent to the acquisition the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increase and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

    Allowance for Loan Losses

            Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and chargeoff trends, collateral values, changes in nonperforming loans, and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, and pace of portfolio growth are other qualitative factors that are considered in our methodologies.

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

    Other Real Estate Owned

            Other real estate owned ("OREO") represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are charged to non-interest expense. If the OREO is sold shortly after it is received in a foreclosure (i.e., the holding period was deemed minimal), the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan and lease losses, if deemed material. Otherwise, any declines in value after foreclosure are recorded as gains or losses from the sale or disposition of the real estate. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

    Loan, OREO and Note Sales

            The Bank is able and willing to provide financing for entities purchasing loans or OREO assets from the Bank. Our general guideline is to seek a 30% down payment (as a percentage of the purchase price) from the buyer. We will consider lower down payments when this is not possible, however, accounting rules require certain minimum down payments if these new seller-financing loans are to be considered accrual loans on our books. The minimum down payment varies by the type of underlying real estate collateral. For note sales where we provide financing, in addition to the required adequate down payment, the sales agreements generally call for guarantees or other forms of borrower recourse.

    Goodwill Impairment

            Under ASC 350 (previously SFAS No. 142, Goodwill and Other Intangibles), goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company's two major operating segments identified in Note 26 to the Company's consolidated financial statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach was used. Under the income approach, the Company provided a net income projection and a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For additional information regarding goodwill, see Note 12 to the Company's consolidated financial statements presented elsewhere in this report.

    Share-Based Compensation

            We account for share-based awards to employees, officers, and directors in accordance with the provisions of ASC 505 and ASC 718 (previously SFAS No. 123(R), Share-Based Payment). Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. We adopted these standards, as required, on January 1, 2006. Prior to 2006, we recognized stock-based compensation expense for employee share-based awards based on their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

            We adopted ASC 505 and ASC 718 using the modified prospective approach. Under the modified prospective approach, prior periods are not restated for comparative purposes. The valuation provisions of these standards apply to new awards and to awards that are outstanding on the effective date and subsequently modified, repurchased or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosures under the original SFAS No. 123.

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

            As share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is discussed in more detail in Notes 1 and 22 to the Company's consolidated financial statements presented elsewhere in this report.

UCB Acquisition

            On November 6, 2009 the Bank acquired certain assets and assumed certain liabilities of United Commercial Bank from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into a shared-loss agreement, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and accrued interest on loans for up to 90 days. We refer to the acquired loans and OREO subject to the shared-loss agreement collectively as "covered assets." Under the terms of the our shared-loss agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $2.05 billion on covered loans and absorb 95% of losses and share in 95% of loss recoveries exceeding $2.05 billion. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the November 6, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

            The Bank purchased assets with fair value of approximately $5.90 billion in loans, $599.0 million of cash and cash equivalents, $147.4 million in securities purchased under sale agreements, $1.56 billion in investment securities and $207.6 million of other assets of United Commercial Bank from the FDIC. The Bank also assumed liabilities with fair values of $6.53 billion of deposits, $1.84 billion in Federal Home Loan Bank advances, $858.2 million of securities sold under repurchase agreements, other borrowings of $90.6 million and $254.2 million of other liabilities of United Commercial Bank from the FDIC. United Commercial Bank was a full service commercial bank headquartered in San Francisco, California that operated 63 branch locations in the U.S. We made this acquisition to expand our presence domestically, primarily in the State of California.

            The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the November 6, 2009 acquisition date. The application of the acquisition method of accounting resulted in a net after-tax gain of $291.5 million.

            See Note 2, Business Combinations, to the Company's consolidated financial statements presented elsewhere in this report.

Overview

            The Company returned to profitability in 2009, with net earnings for the full year of $76.6 million. The Company's return to profitability came as a result of a pre-tax gain of $471.0 million recorded in the fourth quarter of 2009 from the acquisition of United Commercial Bank in November 2009 and despite the year-to-date loan loss provision of $528.7 million. Our return to profitability for 2009 follows a single loss year in 2008 – the only loss year for East West in nearly 30 years. Prior to 2008, East West achieved record earnings every year for over a decade, with net income of $161.2 million in 2007 and $143.4 million in 2006.

            In 2009, we raised a total $588.6 million, net of costs in capital primarily through the issuance of $335.0 million in Series C Preferred Shares and $272.8 million in common stock. These issuances of preferred and common stock have bolstered our capital ratios well above regulatory minimum as well as "well-capitalized" thresholds for banks. As of December 31, 2009, our total risk-based capital ratio was 19.8% or $1.1 billion more than the 10.0% regulatory requirement for well-capitalized banks. Our Tier 1 risk-based capital ratio of 17.9% and our Tier 1 leverage ratio of 11.7% as of December 31, 2009 also significantly exceeded regulatory guidelines for "well-capitalized" banks. Our tangible equity to tangible assets ratio was 9.2% at December 31, 2009, compared to 9.9% as of December 31, 2008.

            Similarly, our liquidity position has also been considerably strengthened. At December 31, 2009, we increased our total borrowing capacity and holdings of cash and short-term investments to $4.24 billion, compared to $3.34 billion at December 31, 2008. As of December 31, 2009, we had $1.34 billion in cash and short-term investments and approximately $2.9 billion in available borrowing capacity from various sources including the FHLB, the FRB, repurchase agreements, and federal funds facilities with several financial institutions. Our combined borrowing capacity and cash holdings represent 20.6% of total assets and 28.3% of total deposits as of December 31, 2009. Due primarily to our acquisition of United Commercial Bank, we also experienced an 84%, or $6.85 billion, increase in deposits during 2009, with total deposits increasing to $14.99 billion as of December 31, 2009, compared with $8.14 billion as of December 31, 2008. Our continued efforts to deleverage our balance sheet resulted in a lower loan to deposit ratio of 93.8% at December 31, 2009, compared to 96.8% at September 30, 2009 and 101% at December 31, 2008. We believe that our liquidity position is sufficient to meet our operating expenses, borrowing needs and other obligations.

            Non-covered nonperforming assets totaled $296.1 million representing 1.44% of total assets at December 31, 2009. This is a decrease from $230.2 million or 1.84% of total assets at September 30, 2009 and $263.9 million or 2.12% of total assets at December 31, 2008. Nonperforming assets as of December 31, 2009 are comprised of nonaccrual loans totaling $173.2 million, OREO totaling $13.8 million, and loans modified or restructured amounting to $109.1 million.

            Covered nonperforming assets totaled $719.9 million, representing 3.50% of total assets at December 31, 2009. These covered nonperforming assets are subject to the shared-loss agreement with the FDIC.

            During 2009, we continued to build on measures and initiatives that we undertook throughout 2008 in order to identify, quantify, and reduce our exposure to problem loans. During 2009, we lowered total commitments on land and construction loans by $1.31 billion, significantly reducing our overall exposure to these sectors of our loan portfolio which have been most impacted by the downturn in the real estate market. As of December 31, 2009, outstanding balances on land and construction loans totaled only 9.5% of total gross loans.

            At December 31, 2009, our allowance for loan losses amounted to $238.9 million or 2.81% of total gross non-covered loans. In comparison, the allowance for loan losses totaled $178.0 million or 2.16% of total gross loans as of December 31, 2008. Partly as a consequence of the actions that we took to identify and manage our problem loans, we recorded $528.7 million in loan loss provisions during 2009. Total net chargeoffs amounted to $475.3 million during 2009, representing 5.69% of average non-covered loans during 2009. This compares to $141.4 million, representing 1.64% of average loans during 2008. Approximately 65%, or $309.5 million, of the total net chargeoffs recorded during 2009 were related to land and construction loans.

            The allowance for loan loss increased during the year due to the significant increase in the loan loss provision during 2009, especially during the first three quarters of 2009 reflecting our elevated charge-off levels as we continue to manage down our exposure to nonaccrual loans, delinquent loans and OREO. We continued to sustain higher charge-off activities and loan loss provision in our land and residential construction loans that were caused by the sustained weakness in the real estate market.

            Also, as we continued to reduce our exposure to problem loans, we had to sell problem loans which resulted in charges against the allowance for loan losses and therefore increases in our loan loss provision. However, both the provision and net charge-offs peaked in the third quarter of 2009 resulting in a lower loan loss provision during the fourth quarter of 2009 as compared to the third quarter of 2009. Given the trend we are seeing in the loan portfolio, it is expected that the provision for loan losses and net charge-offs will continue to decrease throughout 2010.

            Based on management's evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe the allowance for loan losses is adequate for losses inherent in the loan portfolio as of December 31, 2009.

            Despite a sizeable loss provision recorded during 2009, the Company was profitable during the year. The $76.6 million net income that we recorded during 2009 includes $528.7 million in loan loss provisions, $107.7 million in OTTI charges on investment securities and a pre-tax gain of $471.0 million from the UCB Acquisition.

            Net interest income increased 36.1% to $483.3 million during 2009, compared with $355.2 million in 2008. Our net interest margin increased 56 basis points to 3.75% during 2009. This compares with 3.19% during the same period in 2008. Relative to 2008, our net interest margin during 2009 increased primarily as the result of the yield adjustment on covered loans during the fourth quarter of 2009. Excluding the yield adjustment related to the FDIC covered loans, our net interest margin decreased 29 basis points compared to 2008, primarily due to the sharp decline in interest rates prompted by several consecutive Federal Reserve rate cuts, reversal of interest from nonaccrual loans and increases in our core deposit base.

            Excluding the non-cash OTTI charges on investment securities, gain from the UCB Acquisition, and decrease in FDIC indemnification asset amounting to $340 million, total noninterest income increased 18% to $56.6 million during 2009, compared with $48.1 million for 2008. This increase is primarily due to net gain on investment securities available-for-sale and loan fees. These increases were complemented by higher net gain on sale of investment securities and branch-related revenues earned during 2009. Core noninterest income, which excludes the impact of non-cash OTTI charges, as well as net gains on sales of investment securities, loans and the gain on the UCB Acquisition, was $44.6 million during 2009, compared to $36.8 million during the same period last year. Core noninterest income is a non-GAAP disclosure. The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company's performance to provide additional disclosure. The Company believes that presenting core noninterest income provides more clarity to the users of financial statements regarding the Company's core business operations. See table below.

Table 1: Non-GAAP Table – Core Noninterest Income

Description	December 31, 2009		December 31, 2008
	(In thousands)
Noninterest Income		$396,553		$(25,062)
Less: Gain on acquisition of United Commercial Bank	(471,009)		-
Impairment loss on other investment securities	107,671		73,165
Decrease in FDIC indemnification asset and FDIC receivable	23,338
Net Adjustments		(340,000)		73,165

Normalized noninterest income		56,553		48,103
Less: Gain on investment securities	(11,923)		(9,005)
Gain on sales of loans	-		(2,275)
Net Adjustments		(11,923)		(11,280)

Core noninterest income (Non-GAAP)		$44,630		$36,823

            Total noninterest expense increased 22% to $246.5 million during 2009, compared with $201.3 million for the same period in 2008. The increase in total noninterest expense during 2009, relative to 2008, can be attributed predominantly to higher deposit insurance premiums and regulatory assessments, higher OREO expenses, increase in amortization of investments in affordable housing partnerships and higher outside professional service expenses. Our efficiency ratio, which represents noninterest expense (excluding amortization and impairment writedowns on intangible assets and amortization of investments in affordable housing partnerships) divided by the aggregate of net interest income before provision for loan losses and noninterest income, was 48.89% during 2009 compared with 45.94% for 2008.

            Total consolidated assets at December 31, 2009 increased 65% to a record $20.56 billion, compared with $12.42 billion at December 31, 2008. The net increase in total assets is comprised predominantly of an increase in covered loans receivable of $5.60 billion and an FDIC indemnification asset and receivable of $1.26 billion resulting from the UCB Acquisition. In addition, there were increases in cash and due from banks of $440.5 million, securities purchased under resale agreements of $177.4 million, and available-for-sale investment securities of $523.9 million. Total liabilities increased 69% to $18.32 billion as of December 31, 2009, compared to $10.87 billion as of December 31, 2008. The net increase in liabilities is primarily due to increases in total deposits of $6.85 billion and FHLB advances of $452.1 million.

            Total average assets increased 17% to $13.84 billion in 2009, compared to $11.80 billion in 2008 due primarily to the growth in average short-term investments, average investment securities and average loans. The increase in average short-term investments and investment securities can be attributed to proceeds received in conjunction with our issuance of Series B preferred stock during December 2008. The increase in average loans is due to the covered loans acquired in the United Commercial Bank acquisition. Total average deposits rose 30% during 2009 to $7.98 billion, compared to $6.14 billion for 2008, with the most significant contribution coming from time deposits and money market accounts.

            On January 26, 2010, the Board of Directors declared first quarter 2010 dividends on our common stock and Series A preferred stock. The common stock dividend of $0.01 per share is payable on or about February 24, 2010 to stockholders of record on February 10, 2010. The dividend on the Series A Preferred Stock of $20 per share is payable on February 1, 2010 to shareholders of record on January 15, 2010.

Results of Operations

            Net income after extraordinary items for 2009 totaled $76.6 million, compared with a net loss of $49.7 million for 2008 and net income of $161.2 million for 2007. Results in 2009 include the acquisition of United Commercial Bank on November 6, 2009. See table below for United Commercial Bank's contribution to the Company's 2009 results of operations. These amounts exclude the pre-tax bargain purchase gain of $471.0 million and the discount accretion related to both the covered loans and FDIC indemnification asset recorded during the fourth quarter. On a per diluted share basis, net income (loss) was $0.33, ($0.94) and $2.60 for 2009, 2008 and 2007, respectively. During 2009, our operating results were significantly impacted by $528.7 million in loan loss provisions, $107.7 million in total non-cash OTTI investment securities charges and a pre-tax gain of $471.0 million from the FDIC assisted acquisition of United Commercial Bank. Our return on average total assets increased to 0.55% in 2009, compared with (0.42%) in 2008 and 1.45% in 2007. Our return on average total stockholders' equity also increased to 4.69% in 2009, compared with (3.99%) in 2008 and 14.89% in 2007.

Table 2: United Commercial Bank Results

UCB
November 7, 2009 – December 31, 2009
(In thousands)
Interest Income	$52,442
Interest Expense	13,427

Net Interest Margin	39,015

Noninterest Income	6,390
Noninterest Expense:
Compensation and employee benefits	12,232
Other noninterest expense	9,895

Total Noninterest expense	22,127

Income before income taxes	$23,278

Table 3: Components of Net Income (Loss)

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Net interest income	$483.3	$355.2	$408.0
Provision for loan losses	(528.7)	(226.0)	(12.0)
Noninterest income (loss)	396.6	(25.1)	49.5
Noninterest expense	(246.5)	(201.3)	(183.2)
(Provision) benefit for income taxes	(22.7)	47.5	(101.1)

Net income (loss) before extraordinary items	82.0	(49.7)	161.2
Extraordinary item	5.4	-	-

Net income (loss) after extraordinary items	$76.6	$(49.7)	$161.2

Return on average total assets	0.55%	-0.42%	1.45%

Return on average common equity	2.37%	-5.41%	14.89%

Return on average total equity	4.69%	-3.99%	14.89%

Net Interest Income

            Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2009 totaled $483.3 million, a 36% increase over net interest income of $355.2 million in 2008. Comparing 2008 to 2007, net interest income decreased 13% to $355.2 million, as compared to $408.0 million in 2007.

            Net interest margin, defined as net interest income divided by average earning assets, increased 56 basis points to 3.75% during 2009, from 3.19% during 2008. The increase in the net interest margin was primarily the result of the yield adjustment on covered loans during the fourth quarter of 2009. Excluding the one time yield adjustment, our net interest margin decreased 2 basis points compared to 2008, primarily due to the decline in interest rates prompted by several Federal Reserve rate cuts, reversal of interest from nonaccrual loans, and increase in our core deposit base. Comparing 2008 to 2007, our net interest margin decreased by 75 basis points to 3.19% during 2008, compared to 3.94% during 2007.

            The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the years ended December 31, 2009, 2008 and 2007:

Table 4: Summary of Selected Financial Data

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$881,282	$9,047	1.03%	$286,650	$7,029	2.45%	$7,748	$375	4.84%
Securities purchased under resale agreements	89,883	7,985	8.76%	70,246	6,811	9.67%	192,883	15,593	8.08%
Investment securities (3)(4)
Taxable	2,541,832	115,446	4.54%	2,001,089	98,217	4.91%	1,693,236	100,218	5.92%
Tax-exempt (1)	27,960	1,242	4.44%	44,708	3,256	7.28%	34,725	2,923	8.42%
Loans receivable (3)(5)	8,355,825	452,019	5.41%	8,601,825	545,260	6.32%	8,354,989	650,717	7.79%
Loans receivable – covered (2)	877,029	135,144	15.41%	-	-	-	-	-	-
FHLB and FRB stock	137,001	2,337	1.71%	115,370	5,175	4.47%	84,470	4,581	5.42%

Total interest-earning assets	12,910,812	723,220	5.60%	11,119,888	665,748	5.97%	10,368,051	774,407	7.47%

Noninterest-earning assets:
Cash and due from banks	147,694			137,730			156,081
Allowance for loan losses	(216,775)			(144,154)			(80,161)
Other assets	997,214			689,323			635,799

Total assets	$13,838,945			$11,802,787			$11,079,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$398,619	$1,507	0.38%	$404,404	$3,226	0.80%	$412,550	$6,646	1.61%
Money market accounts	2,035,821	25,583	1.26%	1,099,576	25,805	2.34%	1,302,898	53,021	4.07%
Savings deposits	506,706	3,322	0.66%	452,259	4,148	0.91%	412,272	4,400	1.07%
Time deposits less than $100,000	1,499,076	32,073	2.14%	1,164,622	35,061	3.00%	956,203	37,164	3.89%
Time deposits $100,000 or greater	3,538,046	66,992	1.89%	3,018,876	109,820	3.63%	2,862,017	139,804	4.88%
Federal funds purchased	2,379	9	0.37%	89,309	2,217	2.48%	173,103	8,779	5.07%
FHLB advances	1,333,846	52,310	3.92%	1,592,125	70,661	4.43%	1,230,940	61,710	5.01%
Securities sold under repurchase agreements	1,027,665	49,725	4.77%	1,000,332	46,062	4.59%	978,739	38,485	3.93%
Long-term debt	235,570	7,816	3.27%	235,570	12,694	5.37%	211,364	15,603	7.38%
Other borrowings	12,311	162	1.32%	-	-	-	-	-	-

Total interest-bearing liabilities	10,590,039	239,499	2.26%	9,057,073	309,694	3.41%	8,540,086	365,612	4.28%

Nonnterest-bearing liabilities:
Demand deposits	1,459,871			1,362,617			1,312,709
Other liabilities	154,138			137,320			144,414
Stockholders' equity	1,634,897			1,245,777			1,082,561

Total liabilities and stockholders' equity	$13,838,945			$11,802,787			$11,079,770

Interest rate spread			3.34%			2.56%			3.19%

Net interest income and net interest margin		$483,721	3.75%		$356,054	3.19%		$408,795	3.94%

(1)
Amounts calculated on a full taxable equivalent basis using the current statutory federal tax rate. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $842 thousand and 3.0% for the twelve months ended December 31, 2009. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $2.4 million and 5.3% for the twelve months ended December 31, 2008. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $2.1 million and 6.1% for the twelve months ended December 31, 2007.
(2)
Amounts include yield adjustment of $74,439 from discount accretion on early prepayments.
(3)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $(5.5) million, $(7.4) million, and $(3.3) million for the years ended December 31, 2009, 2008, and 2007, respectively. Also includes the amortization of deferred loan fees totaling $255 thousand and $5.4 million for the years ended December 31, 2008 and 2007, respectively. There was no amortization of deferred loan fees for 2009.
(4)
Average balances exclude unrealized gains or losses on available-for-sale securities.
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

Table 5: Analysis of Changes in Net Interest Income

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
		Changes Due to			Changes Due to
	Total Change			Total Change
		Volume (1)	Rate (1)		Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$2,017	$7,933	$(5,916)	$6,654	$6,929	$(275)
Securities purchased under resale agreements	1,174	1,765	(591)	(8,782)	(11,419)	2,637
Investment securities
Taxable	17,229	34,465	(17,236)	(2,001)	16,794	(18,795)
Tax-exempt (2)	(2,014)	(409)	(1,605)	333	763	(430)
Loans receivable	(93,241)	(15,426)	(77,815)	(105,457)	18,734	(124,191)
Loans receivable – covered	135,144	135,144	-	-	-	-
FHLB and FRB stock	(2,838)	825	(3,663)	594	1,479	(885)

Total interest and dividend income	$57,471	$164,297	$(106,826)	$(108,659)	$33,280	$(141,939)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(1,719)	$(46)	$(1,673)	$(3,420)	$(129)	$(3,291)
Money market accounts	(222)	15,294	(15,516)	(27,216)	(7,331)	(19,885)
Savings deposits	(826)	453	(1,279)	(252)	402	(654)
Time deposits less than $100,000	(2,988)	8,551	(11,539)	(2,103)	7,203	(9,306)
Time deposits $100,000 or greater	(42,828)	16,373	(59,201)	(29,984)	7,317	(37,301)
Federal funds purchased	(2,208)	(1,181)	(1,027)	(6,562)	(3,194)	(3,368)
FHLB advances	(18,351)	(10,780)	(7,571)	8,951	16,614	(7,663)
Securities sold under repurchase agreements	3,663	1,235	2,428	7,577	866	6,711
Subordinated debt and trust preferred securities	(4,878)	-	(4,878)	(2,909)	1,643	(4,552)
Other borrowings	162	162	-	-	-	-

Total interest expense	$(70,195)	$30,061	$(100,256)	$(55,918)	$23,391	$(79,309)

CHANGE IN NET INTEREST INCOME	$127,666	$134,236	$(6,570)	$(52,741)	$9,889	$(62,630)

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.
(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. Total change on an unadjusted basis for tax-exempt investment securities is $(1.5) million, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities is $(357) thousand and $(1.2) million for 2009 vs. 2008. For 2008 vs. 2007, total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $242 thousand, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $554 thousand and $(312) thousand.

Provision for Loan Losses

            The provision for loan losses amounted to $528.7 million for 2009, compared to $226.0 million for 2008 and $12.0 million for 2007. The increase in loan loss provisions during 2009 reflects our elevated chargeoff levels as we managed down our problem assets with sizable reductions in nonaccrual loans, delinquent loans, and OREO. We sustained higher chargeoff activity and increased loan loss provisions on our land, residential construction, and commercial construction loans during 2009 due to the continued weakness in the real estate market. Total net chargeoffs amounted to $475.3 million during 2009, representing 5.69% of average non-covered loans during 2009. This compares to $141.4 million, representing 1.64% of average loans during 2008. Approximately 65%, or $309.5 million, of total net chargeoffs recorded during 2009 were related to land and construction loans. During 2009, we took proactive measures to reduce our exposure to land and construction loans. As a result of these efforts, total construction loan commitments and land loans declined by $1.31 billion as of December 31, 2009 relative to year-end 2008. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Also during the year we had note sale proceeds of $358.4 million on notes with a carrying value of $473.7 million. The difference between the carrying value and the sale amount was charged against the allowance for loan losses.

            Comparing 2008 to 2007, the increase in loan loss provisions during 2008 reflects our increased chargeoff levels, our higher volume of classified and nonperforming loans caused by challenging conditions in the real estate housing market, turmoil in the financial markets, as well as recessionary pressures in the overall economic environment.

            Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income (Loss)

Table 6: Components of Noninterest Income (Loss)

	2009	2008	2007
	(In millions)
Gain on acquisition of UCB	$471.01	$-	$-
Impairment writedown on investment securities	(107.67)	(73.17)	(0.41)
Decrease in FDIC indemnification assets	(23.34)	-	-
Branch fees	22.32	16.97	15.07
Net gain on investment securities available-for-sale	11.92	9.01	7.83
Letters of credit fees and commissions	8.34	9.74	10.25
Ancillary loan fees	6.29	4.65	5.77
Income from life insurance policies	4.37	4.15	4.16
Net gain on sale of loans	-	2.28	1.57
Other operating income	3.31	1.31	5.28

Total	$396.55	$(25.06)	$49.52

            Noninterest income (loss) includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale, and other assets, impairment writedowns on investment securities and other assets, and other noninterest-related revenues.

            Our recorded noninterest income of $396.6 million during 2009 was primarily due to a pre-tax gain of $471.0 million from the FDIC-assisted acquisition of United Commercial Bank partially offset by non-cash OTTI charges on our available-for-sale securities portfolio. In comparison, we recorded a noninterest loss of $(25.1) million during 2008. Excluding the pre-tax gain of $471.0 million from the FDIC-assisted acquisition, the $23.3 decrease in the FDIC indemnification asset and the non-cash OTTI charges on investment securities totaling $107.7 million in 2009 and $73.2 million in 2008, total noninterest income increased to $56.5 million during 2009, compared with $48.1 million for the corresponding period in 2008. The $107.7 impairment charge recorded during 2009 was related to credit-related impairment loss on our trust preferred securities recorded pursuant to the provisions of ASC 320-10-65 which the Company implemented during the first quarter of 2009.

            Branch fees, which represent revenues derived from branch operations, totaled $22.3 million in 2009, representing a 32% increase from the $17.0 million earned in 2008. The increase in branch-related fee income during 2009 can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

            Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, decreased 14% to $8.3 million in 2009, from $9.7 million in 2008. The decrease in letters of credit fees and commissions for both periods is primarily due to the decline in the volume of standby letters of credit during 2009 relative to the prior year as well as a decrease in commissions generated from trade finance activities due to the downturn in the economy.

            Net gain on sales of investment securities available-for-sale increased to $11.9 million during 2009 compared with $9.0 million in 2008. The proceeds from the sale of investment securities during 2009 provided additional liquidity to purchase additional high credit quality investment securities and short-term investments as well as pay down our borrowings.

            Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income. Ancillary loan fees increased 35% to $6.3 million in 2009, compared to $4.6 million in 2008. The increase in ancillary loan fees during 2009 is primarily due to the impairment provision on mortgage servicing assets that amounted to $1.1 million in 2009, as compared to $2.4 million impairment writedown in 2008.

            Other operating income, which includes insurance commissions and insurance-related service fees, rental income, and other miscellaneous income, increased 152% to $3.3 million in 2009, compared to $1.3 million in 2008.

            Comparing 2008 to 2007, our recorded noninterest loss of $(25.1) million during 2008 was primarily due to non-cash OTTI charges on our available-for-sale securities portfolio. In comparison, we recorded noninterest income of $49.5 million during 2007. Excluding the non-cash OTTI charges on investment securities totaling $73.2 million in 2008 and $405 thousand in 2007, total noninterest income slightly decreased to $48.1 million during 2008, compared with $49.9 million for the corresponding period in 2007. A large portion of the OTTI charges recorded during 2008, or approximately $55.3 million, was related to Fannie Mae and Freddie Mac preferred securities, with the remaining $17.9 million related to certain trust preferred debt and equity securities. The $405 thousand impairment charge recorded during 2007 was related to a trust preferred debt security.

Noninterest Expense

Table 7: Components of Noninterest Expense

	2009	2008	2007
	(In millions)
Compensation and employee benefits	$79.47	$82.24	$85.93
Occupancy and equipment expense	30.22	26.99	25.58
Amortization and impairments of investments in affordable housing partnerships	13.05	7.27	4.96
Amortization and impairment writedowns of premiums on deposits acquired	5.90	7.27	6.85
Deposit insurance premiums and regulatory assessments	28.07	7.22	1.40
Loan related expense	7.58	6.37	3.05
Other real estate owned expense (income)	19.10	6.01	(1.24)
Legal expense	8.02	5.58	3.20
Data processing	5.64	4.49	4.82
Deposit-related expenses	3.91	4.41	6.77
Consulting expense	8.14	4.40	3.32
Other operating expenses	37.38	39.02	38.62

Total noninterest expense	$246.48	$201.27	$183.26

Efficiency Ratio (1)	48.89%	45.94%	37.44%

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

            Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 22% to $246.5 million during 2009, compared to $201.3 million during 2008.

            Compensation and employee benefits decreased 3% to $79.5 million in 2009, compared to $82.2 million in 2008, primarily due to the impact of initiatives undertaken by the Company throughout the year to reduce overall staffing levels and lower compensation related expenses.

            Occupancy and equipment expenses increased 12% to $30.2 million during 2009, compared with $27.0 million during 2008. The increase in occupancy and equipment expenses during 2009 is primarily due to the additional occupancy and equipment expenses from the United Commercial Bank acquisition.

            The amortization and impairment writedowns of premiums on deposits acquired decreased 19% to $5.9 million during 2009, compared with $7.3 million in 2008. During 2008, we recognized an $855 thousand impairment loss on deposit premiums initially recorded for the Desert Community Bank acquisition due to higher than anticipated runoffs in certain deposit categories. In comparison, we did not record any impairment losses on deposit premiums during 2009. Additionally, the amortization expense on deposit premiums related to the United National Bank and Standard Bank acquisitions decreased during 2009, relative to the same period in 2008.

            Deposit-related expenses decreased 11% to $3.9 million during 2009, compared with $4.4 million during 2008. Deposit-related expenses represent various business-related expenses paid by the Bank on behalf of its commercial account customers. The decrease in deposit-related expenses can be correlated to the decline in the volume of title and escrow deposit balances during 2009 relative to the prior year. This segment of our deposit base has been adversely impacted by the overall slowing in the housing market both in production and sale.

            The amortization of investments in affordable housing partnerships increased to $13.1 million in 2009, from $7.3 million in 2008. The increase in amortization expense is primarily due to a $5.6 million impairment charge on one investment property. Total investments in affordable housing partnerships increased to $84.8 million at December 31, 2009, compared to $48.1 million at December 31, 2008, of which $31.6 million of the increase was due to the UCB Acquisition.

            Deposit insurance premiums and regulatory assessments increased $20.9 million to $28.1 million during 2009, compared with $7.2 million in 2008. This is due to an increase in the FDIC deposit assessment rate during 2009 in addition to the special assessment imposed on each insured depository institution to maintain confidence in the federal deposit insurance system. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's total assets minus Tier 1 capital as of June 30, 2009. This special assessment resulted in a $5.7 million impact to our pretax earnings during 2009. Also, during the fourth quarter of 2009, an additional deposit insurance premium of $2.9 million was recorded relating to the acquired deposits of United Commercial Bank.

            We recorded OREO expenses, net of OREO revenues and gains, totaling $19.1 million during 2009, compared with $6.0 million during 2008. As of December 31, 2009, total net non-covered OREO amounted to $13.8 million, compared to $38.3 million as of December 31, 2008. The $19.1 million in total OREO expenses during 2009 is comprised of $6.0 million in various operating and maintenance expenses related to our OREO properties, $7.8 million in valuation losses, and $5.3 million in net OREO losses from the sale of 158 OREO properties consummated in 2009.

            Loan related expenses increased to $7.6 million in 2009, compared to $6.4 million 2008. The increase in loan related expenses is primarily due to new appraisals ordered during 2009 to obtain current valuations of collateral securing our land, residential construction, and commercial construction loan portfolios.

            Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, and other professional fees, and charitable contributions. Other operating expenses slightly decreased 4% to $37.4 million in 2009, compared with $39.0 million in 2008.

            Comparing 2008 to 2007, noninterest expense increased $18.0 million, or 10%, to $201.3 million. The increase is comprised primarily of the following: (1) OREO expenses, net of OREO revenues and gains, totaling $6.0 million during 2008, compared with $1.2 million in net OREO income during 2007 representing the net gain on sale of one OREO property sold during the first quarter of 2007. The $6.0 million in total OREO expenses incurred during 2008 is comprised of $2.8 million in various operating and maintenance expenses related to our higher volume of OREO properties, $2.4 million in valuation writedowns, and $852 thousand in net losses from the sale of 29 OREO properties consummated in 2008; (2) an increase in deposit insurance premiums and discounts of $5.8 million, or 414%, primarily due to increases in the FDIC deposit assessment rate during 2008; and (3) an increase in loan related expenses of $3.3 million, or 109%, primarily due to new appraisals ordered during 2008 to obtain current valuations of collateral securing our land, residential construction, and commercial construction loan portfolios; and (4) an increase in amortization of investments in affordable housing partnerships of $2.3 million, or 47%, partly due to additional purchases of investments in affordable housing partnerships during 2008.

            The Company's efficiency ratio increased to 48.89% in 2009, compared to 45.94% in 2008 and 37.44% in 2007. The increase in our efficiency ratio during 2009 can be attributed to higher deposit insurance premiums, higher credit cycle expenses associated with OREO/foreclosure transactions as well as higher amortization of investments in affordable housing partnership and legal and consulting expenses. Comparing 2008 to 2007, the increase in our efficiency ratio can be attributed largely to higher deposit insurance premiums, as well as higher credit cycle expenses associated with OREO/foreclosure transactions and legal expenses.

Income Taxes

            The income tax provision totaled $22.7 million in 2009, representing an effective tax rate of 21.7%. In comparison, the income tax benefit of $47.5 million represented an effective tax benefit rate of 48.9% for 2008. The income tax provision recognized during 2009 reflects the utilization of $7.1 million in tax credits and no tax on the gain recognized from the acquisition of the foreign operations from the UCB Acquisition. The income tax benefit recognized during 2008 reflects the utilization of $7.4 million in tax credits.

            Comparing 2008 to 2007, the income tax benefit totaled $47.5 million in 2008, representing an effective tax benefit rate of 48.9%, compared to a provision for income taxes of $101.1 million in 2007, representing an effective tax rate of 38.6%. The income tax benefit recognized during 2008 reflects the utilization of $7.4 million in tax credits, compared to $5.2 million utilized in 2007.

            Pursuant to the adoption of FIN 48 on January 1, 2007, the Company increased its existing unrecognized tax benefits by $7.1 million by recognizing a one-time cumulative effect adjustment to retained earnings on January 1, 2007 related to the Company's dissolved regulated investment company ("RIC"), East West Securities Company, Inc. During the second quarter of 2008, the Company determined that the remaining $4.6 million, net of tax benefit, would not "more likely than not" be sustained upon examination by tax authorities. As a result, this charge was recorded against the provision for income taxes during the second quarter of 2008. See Note 20 to the Company's consolidated financial statements presented elsewhere in this report.

Operating Segment Results

            We had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other. Our strategic focus has been shifting and evolving over the last several years which has influenced how our chief operating decision maker views the Company's business operations and assesses its economic performance. For the Bank the chief operating decision maker is the Chief Executive Officer ("CEO"). Specifically, our business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking. A third segment, which is comprised of a combination of our previous operating segments – Treasury and Other, provides broad administrative support to these two core segments. As a result of this evolution in our strategic focus, we realigned our segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment. During the fourth quarter of 2009, a fourth operating segment, the United Commercial Bank segment (the "UCB segment") was identified as a result of the UCB Acquisition. The UCB segment is currently identified as a segment due to the significant size of the transaction and meets the other requirements of a segment, that is, the segment engages in business activities from which it earns revenues and incur expenses and whose operating results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available. Management will continue to evaluate the UCB segment going forward and make any required realignment as it fully integrates with the Company's other business operations.

            The Retail Banking segment focuses primarily on retail operations through the Bank's branch network. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank's northern and southern California production offices. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The former residential lending segment has been combined with the Retail Banking segment due to the consumer-centric nature of the products and services offered by these two segments as well as the synergistic relationship between these two units in generating consumer mortgage loans. The UCB segment focuses primarily on the contribution towards the Company's overall business operations resulting from the acquired loan and deposit portfolio of United Commercial Bank. The remaining centralized functions, including the former Treasury segment, and eliminations of intersegment amounts have been aggregated and included in "Other."

            Changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

            Given the significant decline in short-term and long-term interest rates since 2007, we reassessed our transfer pricing assumptions during the first quarter of 2009 to be consistent with the Company's strategic goal of growing core deposits and originating profitable, good credit quality loans. Changes to our funds transfer pricing assumptions were made with the intent to promote core deposit growth and, given our recent credit experience, to better reflect the current risk profiles of various loan categories within our credit portfolio. Our transfer pricing assumptions and methodologies are reviewed at least annually to ensure that our process is reflective of current market conditions. Our transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company's overall growth objectives as well as provide a reasonable and consistent basis for measurement of our business segments and product net interest margins. Changes to our transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

            The changes in transfer pricing assumptions that we implemented during the first quarter of 2009 have not been reflected in the segment results for 2008 since these changes were adopted on a prospective basis. We have, however, performed a high level assessment of the impact of these transfer pricing assumption changes to the various operating segments. Based on this assessment, we determined that the full year impact of these changes was not significant overall, and would have been favorable to the segment pre-tax profit (loss) results for the Retail Banking and Commercial Banking segments but unfavorable to the Other segment during 2008. Additionally, the changes in transfer pricing assumptions implemented during the first quarter of 2009 would not have altered the conclusion of our goodwill impairment test performed as of December 31, 2008, had these assumptions been retroactively implemented during 2008.

            For more information about our segments, including information about the underlying accounting and reporting process, please see Note 26 to the Company's consolidated financial statements presented elsewhere in this report.

Retail Banking

            The Retail Banking segment reported a $50.8 million pre-tax loss during 2009, compared to a $17.4 million pre-tax loss for 2008, an increase of $33.4 million. The pre-tax loss for this segment during 2009 is primary derived from a $82.6 million or 89% increase in loan loss provision associated with the $528.7 million provision for loan loss in 2009. The loss is also driven by a $16.0 million or an 8% increase in net interest income, offset against a $11.3 million or 30% decrease in noninterest income and a $23.6 million or 22% increase in noninterest expense.

            Net interest income for this segment increased 8% to $215.3 million during 2009, compared to $199.2 million for 2008. The increase in net interest income during the 2009 is attributable to the interest rate floors on newly originated variable-rate loans, which partially offsets the steep decline in interest rates. The sizeable increase in loan loss provisions for this segment during 2009, relative to 2008, was due to increased charge-off activity resulting from the continued downturn in the real estate housing market. Loan loss provisions are also impacted by average loan balances for each reporting segment.

            Noninterest income for this segment decreased 30%, to $26.1 million for 2009, from $37.4 million in 2008. The decrease in noninterest income is primarily due to lower loan fee income resulting from a decrease in our loan origination activities and lower net gain on sale of loans, partially offset by an increase in branch-related revenues.

            Noninterest expense for this segment increased 22% to $130.7 million during 2009, compared with $107.1 million during 2008. The increase in noninterest expense is primarily due to higher FDIC insurance premiums, amortization of intangibles, and OREO operations. This was partially offset by a decrease in compensation and employee benefits.

            Comparing 2008 to 2007, the retail banking segment reported a pre-tax loss of $17.4 million during 2008, representing a 110.3% decrease, as compared to the $168.6 million pre-tax income recorded for the same period in 2007. The decrease in pre-tax income for this segment during 2008 is comprised of a 23%, or $59.9 million, decrease in net interest income to $199.2 million, a $85.0 million increase in loan loss provisions, and increases in noninterest expense and corporate overhead expense allocations. The decrease in net interest income during 2008 is primarily due to the steep 400 basis point decrease in interest rates since December 2007. The increase in loan loss provisions for this segment during 2008, relative to 2007, was due to increased chargeoff activity, as well as higher levels of nonperforming and classified assets resulting from the downturn in the real estate housing market.

Commercial Banking

            The Commercial Banking segment reported a pre-tax loss of $254.8 million during 2009, compared with a pre-tax loss of $3.0 million for 2008, a change of $251.8 million. The pre-tax loss for this segment is due to a significant increase in loan loss provisions, $220.1 million, resulting from increased charge-off activity. The loss was also driven by an $8.6 million or a 5% decrease in net interest income, a $6.3 million or 26% decrease in noninterest income, and a $6.7 million or 14% increase in noninterest expense. Year over year, loan loss provisions increased to $352.8 million or 166% during 2009, compared with $132.7 million for 2008.

            Net interest income for this segment decreased 5% to $179.5 million during 2009, compared to $188.1 million for 2008. The slight decrease in net interest income is primarily due to a decrease in interest income on loans in response to declining interest rates.

            Noninterest income for this segment decreased 26% to $18.2 million during 2009, compared with $24.5 million recorded in 2008. The decrease in noninterest income is primarily due to an increase in fee waivers as well as a decrease in letters of credit fees and commissions driven by a decline in the volume of standby letters of credit and commissions generated from trade finance activities due to the overall condition of the economy.

            Noninterest expense for this segment increased 14% to $53.2 million during 2009, compared with $46.5 million recorded during 2008. The increase in noninterest expense during 2009 is due to an increase in the FDIC insurance premiums and a real estate investment impairment partially offset by a decrease in compensation and employee benefits for this segment.

            Comparing 2008 to 2007, the commercial banking segment reported a pre-tax loss of $3.0 million during 2008, or a 102.9% decrease, compared with pre-tax income of $102.6 million for 2007. The primary driver of the decrease in pre-tax income for this segment for both periods is a significant increase in loan loss provisions resulting from increased chargeoff activity as well as higher levels of nonperforming and classified assets and an increase in corporate overhead allocations, partially offset by the increase in net interest income.

Other

            This segment reported a pre-tax profit of $302.4 million during 2009, compared with a pre-tax loss of $76.8 million recorded in 2008, a change of $379.2 million. The profit was driven by a $432.5 million increase in noninterest income primarily from the $471.0 million pre-tax gain recorded on the United Commercial Bank acquisition during the fourth quarter.

            Net interest loss for this segment amounted to $37.4 million during 2009, compared to net interest loss of $32.2 million recorded in 2008. Since this segment now includes the treasury function, which is responsible for the liquidity and interest rate risk management of the Bank, it bears the cost of adverse movements in interest rates affecting our net interest margin and supports the Retail Banking and Commercial Banking segments through funds transfer pricing.

            Noninterest income for this segment amounted to $345.6 million during 2009, compared with $86.9 million in noninterest loss recorded during 2008. The 2009 noninterest income for this segment is primarily due to $471.0 million associated with the gain on the acquisition of United Commercial Bank. The gain was offset by $107.7 in securities impairments recorded in 2009, as compared to $73.2 million recorded in 2008.

            Noninterest expense for this segment decreased 20% to $37.9 million for 2009, compared with $47.6 million recorded during 2009. The decrease in noninterest expense is primarily due to a decrease in core deposit intangibles and employee compensation/benefits, partially offset by higher FDIC insurance premiums.

            Comparing 2008 to 2007, the other segment's pre-tax income decreased to a pre-tax loss of $76.8 million in 2008, compared to a pre-tax loss of $9.0 million in 2007. The primary driver of the decrease in pre-tax income for this segment in 2008 are OTTI charges recorded on government-sponsored entities preferred stock and trust preferred debt and equity securities.

UCB Segment

            The UCB segment reported a pre-tax profit of $107.9 million primarily due to the yield adjustment of $74.4 million on covered loans partially offset by the decrease in the FDIC indemnification asset of $23.3 million. The pre-tax profit also includes net interest income of $65.2 million which represents net interest income for the period November 7, 2009 to December 31, 2009.

Balance Sheet Analysis

            Total assets increased $8.14 billion, or 65%, to $20.56 billion as of December 31, 2009. The increase is comprised predominantly of increases in securities purchased under resale agreements of $177.4 million, available-for-sale investment securities of $523.9 million, net loans of $5.75 billion, FDIC indemnification asset and receivable of $1.26 billion and other assets of $138.0 million. The increases in total assets were funded primarily through increases in deposit growth of $6.85 billion and FHLB advances of $452.1 million. Total asset and liability growth was predominantly the result of the November 6, 2009 acquisition of United Commercial Bank.

Securities Purchased Under Resale Agreements

            We purchase securities under resale agreements ("resale agreements") with terms that range from one day to several years. Total resale agreements increased to $227.4 million as of December 31, 2009, compared with $50.0 million at December 31, 2008. The increase as of December 31, 2009 reflects an additional resale agreement for $30.0 million entered into during 2009 and the assumption of $150.0 million in resale agreements, less a discount of $2.6 million, resulting from the UCB Acquisition.

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

            We had no held-to-maturity investment securities as of December 31, 2009 compared to $122.3 million at December 31, 2008. During 2009 and subsequent to the UCB Acquisition, we transferred $681.4 million held-to-maturity investment securities to available-for-sale.

            Total investment securities available-for-sale increased 25% to $2.56 billion as of December 31, 2009, compared with $2.04 billion at December 31, 2008. The increase in investment securities was funded by deposit growth, capital raised during 2009, and the government assisted acquisition of United Commercial Bank. Total repayments/maturities and proceeds from sales of available-for-sale securities amounted to $1.48 billion and $1.65 billion, respectively, during 2009. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $4.08 billion. We recorded net gains totaling $11.9 million and $9.0 million on sales of available-for-sale securities during 2009 and 2008, respectively. At December 31, 2009, investment securities available-for-sale with a par value of $1.51 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, FRB discount window, and for other purposes required or permitted by law.

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

            As a result of the global financial crisis and illiquidity in the U.S. markets, we believe the current broker prices that we have obtained on our private label mortgage-backed securities and trust preferred debt and equity securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities. The fair values of private label mortgage-backed securities and trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority under ASC 820. However, in light of these circumstances, we have modified our approach in determining the fair values of these securities. We have determined that each of these securities will be individually examined for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and the income approach based on discounted cash flows. In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates are taken into consideration in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value on each private label mortgage-backed and trust preferred security.

            The majority of unrealized losses in the available-for-sale portfolio at December 31, 2009 are related to trust preferred debt securities. As of December 31, 2009, the Company had $14.5 million in trust preferred debt securities available-for-sale, representing less than 1% of the total investment securities available-for-sale portfolio. During the year, except for one security that maintained its rating and one security which was downgraded but remained at investment grade status, the ratings for the other fourteen trust preferred securities were downgraded to non-investment grade status due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments. As of December 31, 2009, these debt instruments had gross unrealized losses amounting to $17.4 million, or 66% of the total amortized cost basis of these securities, comprised of $3.3 million in gross unrealized losses and $14.1 million, or $8.2 million on a net of tax basis, in noncredit-related impairment losses recorded during the year ended December 31, 2009 pursuant to the provisions of ASC 320-10-65. As a result of the previously discussed diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $120.8 million on our portfolio of trust preferred securities during the year of which $106.7 million was a pre-tax credit loss recorded through earnings. Included in the $106.7 million in gross unrealized losses, is the reclassification of $14.0 million, or $8.1 million on a net of tax basis, in previously recognized noncredit-related impairment losses from the opening balance of retained earnings to other comprehensive income. This reclassification was recorded as of March 31, 2009 pursuant to the provisions of FSP FAS 115-2 and FAS 124-2.

            In addition, $41.6 million of non-investment grade mortgage backed securities, representing 1.6% of the total investment securities have an unrealized loss of $9.6 million or 18.9% of the aggregate amortized cost basis of these securities as of December 31, 2009.

            We have seven individual securities that have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2009. These securities are comprised of six trust preferred securities with a total fair value of $9.8 million and one mortgage-backed security with a total fair value of $12.7 million. As of December 31, 2009, there were also seventy one securities that have been in a continuous unrealized loss position for less than twelve months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily impaired.

            In September 2008, the liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac. The rating on Fannie Mae and Freddie Mac preferred securities was downgraded from BBB- to C reflecting the cessation of dividend payments on these securities. These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate. The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock. As the assessment on the status of any resumption in dividend payments on these securities was uncertain, in accordance with ASC 320-10, we recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008. In December 2009, we recorded an additional $1.0 million in OTTI charges. As of December 31, 2009, the fair value of these preferred securities was $1.8 million. Gross unrealized losses on these securities amounted to $216 thousand as of December 31, 2009, or 11% of the aggregate amortized cost basis of these securities. The value of these preferred securities have been very volatile and in the month preceding and subsequent to year-end, these securities have traded above their carrying values. The Company has the ability and the intention to hold these securities until their fair values recover to cost. As such, the Company does not deem these securities to be other-than-temporarily impaired.

            The following table sets forth the amortized cost of investment securities held-to-maturity and the fair values of investment securities available-for-sale at December 31, 2009, 2008 and 2007:

Table 8: Investment Securities

	At December 31,
	2009	2008	2007
	(In thousands)
Held-to-maturity (at amortized cost)
Municipal securities	-	5,772	-
Corporate debt securities	-	116,545	-

Total investment securities held-to-maturity	$-	$122,317	$-

Available-for-sale (at fair value)
U.S. Treasury securities	$303,472	$2,513	$2,492
U.S. Government agency securities and U.S Government sponsored enterprise debt securities	832,025	1,023,934	426,490
U.S. Government sponsored enterprise mortgage-backed securities	750,703	380,051	535,276
Other mortgage-backed securities	137,126	537,326	680,598
Municipal securities	60,193	-	-
Residual securities	-	50,062	40,716
Corporate debt securities (1)	469,757	42,544	119,627
U.S. Goverment sponsored enterprise equity securities (2)	1,782	1,184	75,055
Other securities (3)	9,023	2,580	6,882

Total investment securities available-for-sale	$2,564,081	$2,040,194	$1,887,136

Total investment securities	$2,564,081	$2,162,511	$1,887,136

(1)
Balances presented net of OTTI charge of $106.7 million, $13.6 million and $405 thousand as of December 31, 2009, 2008 and 2007, respectively.
(2)
Balances presented net of OTTI charge of $1.0 million and $55.3 million as of December 31, 2009 and 2008, respectively.
(3)
Balances presented net of OTTI charge of $4.3 million as of December 31, 2008.

            The following table sets forth certain information regarding the amortized cost of our investment securities held-to-maturity and fair values of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities held-to-maturity and available-for-sale portfolio at December 31, 2009. Securities with no stated maturity dates, such as equity securities, are included in the "indeterminate maturity" category.

Table 9: Yields and Maturities of Investment Securities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Indeterminate Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$183,910	0.23%	$119,562	1.02%	$-	-	$-	-	$-	-	$303,472	0.54%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	494,838	3.31%	209,476	2.62%	49,035	3.54%	78,676	5.36%	-	-	832,025	3.34%
U.S Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	-	-	2,702	5.69%	8,249	4.56%	15,404	4.71%	-	-	26,355	4.76%
Residential mortgage-backed securities	-	-	-	-	59,447	4.88%	664,901	4.96%	-	-	724,348	4.96%
Municipal securities	8,983	2.80%	32,507	4.23%	16,839	6.57%	1,864	7.62%	-	-	60,193	4.77%
Other residential mortgage-backed securities:
Investment grade	-	-	-	-	48,301	5.54%	47,216	6.41%	-	-	95,517	5.31%
Non-investment grade	-	-	-	-	-	-	41,610	8.64%	-	-	41,610	3.32%
Corporate debt securities:
Investment grade	108,163	5.78%	333,424	5.16%	19,308	5.22%	-	-	-	-	460,895	5.31%
Non-investment grade	1,347	3.80%	608	6.05%	-	-	6,906	0.86%	-	-	8,861	3.32%
U.S. Government sponsored enterprise equity securities	-	-	-	-	-	-	-	-	1,782	0.36%	1,782	0.36%
Other securities	7,090	0.10%	1,933	0.47%	-	-	-	-	-	-	9,023	0.18%

Total investment securities available-for-sale	$804,331	2.91%	$700,212	3.62%	$201,179	4.86%	$856,577	5.21%	$1,782	0.36%	$2,564,081	4.03%

            We retain residual securities in securitized mortgage loans in connection with certain of our securitization activities. The fair value of residual securities is subject to credit, prepayment, and interest rate risk on the underlying mortgage loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment speed, expected credit losses, and the forward interest rate environment on the residual securities. At December 31, 2009, no residual securities are maintained due to the desecuritizations earlier in the year. As of December 31, 2008, the fair value of residual securities totaling $50.1 million is based on a weighted average remaining life of 6.64 years, a weighted average projected prepayment rate of 21%, a weighted average expected credit loss rate of 0.07% and a weighted average discount rate of 15%.

Covered Assets

            Covered assets are loans receivable and real estate owned "REO" that were acquired in the UCB Acquisition in November 6, 2009 for which the Company entered into a shared-loss agreement (the "shared-loss agreement") with the FDIC. The shared-loss agreement covered all the loans originated by United Commercial Bank in the domestic U.S. and Hong Kong. Loans originated by United Commercial Bank in China under its United Commercial Bank China (Limited) subsidiary were not included in the shared-loss agreement. The Company will share in the losses, which begins with the first dollar of loss occurred, ofssss the loan pools (including single family residential mortgage loans, commercial loans "covered loans" and foreclosed loan collateral and other real estate owned), together covered ("covered assets") under the shared-loss agreement.

            Pursuant to the terms of the shared-loss agreement, the FDIC is obligated to reimburse the Company 80% of eligible losses of up to $2.05 billion with respect to covered assets. The FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion with respect to covered loans. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered loans. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the November 6, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

            On January 14, 2020, the Company is required to pay to the FDIC 50% of the excess, if any of (i) $410 million over (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of December 31, 2009, the estimate for this liability is zero.

            At the November 6, 2009 acquisition date, we accounted for the loan portfolio acquired from United Commercial Bank under the fair value accounting requirements as stated in ASC 805 and estimated that the fair value of the loan portfolio subject to the shared-loss agreement at $5.66 billion. This represents the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the "accretable yield") is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was written off as of the acquisition date. In the determination of contractual cash flows and cash flows expected to be collected, we assumed no prepayment on the SOP 03-3 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the SOP 03-3 accrual loans for single-family, multi-family and commercial real estate, we used a third party vendor to obtain the prepayment speed. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The Company has elected to account for all loans acquired in the FDIC-assisted acquisition of United Commercial Bank under ASC 310-30 as the accounting treatment subsequent to acquisition date fair value.

            United Commercial Bank's loan portfolio included unfunded commitments for commercial lines of credit, constructions draws and other lending activity. Any additional advances on these loans subsequent to November 6, 2009 are not accounted for under ASC 310-30. The total commitment outstanding as of the acquisition date is included under the shared-loss agreement. As such, any additional advances, up to the total commitment outstanding at the time of acquisition are covered loans.

            The covered loans acquired are and will continue to be subject to the Bank's internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the November 6, 2009 acquisition fair value amount, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC indemnification asset or receivable.

            The carrying amounts and the composition of the covered loans as of December 31, 2009 are as follows:

Table 10: Covered Loans

	Balance at December 31, 2009
	Credit Impaired	Other Loans	Total
	(In thousands)
Real estate loans
Residential single family	$22,325	$621,742	$644,067
Residential multifamily	158,452	1,010,413	1,168,865
Commercial and industrial real estate	900,165	1,515,284	2,415,449
Contruction and land	1,236,228	155,500	1,391,728

Total real estate	2,317,170	3,302,939	5,620,109

Other loans:
Commercial business	603,507	580,260	1,183,767
Other consumer	422	100,377	100,799

Total other loans	603,929	680,637	1,284,566

Total principal balance	2,921,099	3,983,576	6,904,675
Covered discount	(1,033,720)	(474,948)	(1,508,668)

Net valuation of loans	1,887,379	3,508,628	5,396,007
Subsequent acquisition loan advances	-	202,148	202,148

Total covered loans	$1,887,379	$3,710,776	$5,598,155

            At December 31, 2009, $675.6 million of the credit impaired loans were considered to be nonperforming loans.

            The following table shows the carrying amounts and estimated fair value for the covered loans as of acquisition date November 6, 2009 and year ended December 31, 2009:

Table 11: Carrying Amounts and Estimated Fair Value for the Covered Loans

Description	At Acquisition November 6, 2009	Year End December 31, 2009
	(In thousands)
Contractually required payments of interest and principal	$8,407,745	$7,976,064
Nonaccretable difference	(1,705,626)	(1,596,950)

Cash flows expected to be collected (1)	6,702,119	6,379,114
Accretable difference	(1,041,687)	(983,107)

Carrying value of covered loans	$5,660,432	$5,396,007

(1)
Represents undiscounted expected principal and interest cash flows.

            Changes in the accretable yield for the covered loans for the year ended December 31, 2009 is as follows:

Table 12: Accretable Yield for Covered Loans

Description	Accretable Yield
(In thousands)
Balance at beginning of period	$-
Acquisition	1,041,687
Accretion	(9,731)
Disposals	(48,849)

Balance at end of period	$983,107

            The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

  •
  estimate of the remaining life of acquired loans which may change the amount of future interest income

  •
  estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

  •
  indices for acquired loans with variable rates of interest.

            From the acquisition date of November 6, 2009 to December 31, 2009, excluding scheduled principal payments, a total of $333.8 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans paid in full, sold, transferred to covered REO. The payoff activity during this period of time was higher than anticipated and what was modeled, however management does not believe this activity suggests the need for a change in the original prepayment assumptions at this time. The loan discount related to these prepayments of $74.4 million was recorded as a yield adjustment to interest income. No impairment write-downs were recorded in 2009.

FDIC Indemnification Asset

            As of November 6, 2009, we recorded an FDIC indemnification asset of $1.1 billion, consisting of the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. From the period of time from November 7, 2009 through December 31, 2009, the Company recorded $8.3 million of accretion into income. Additionally, because of the high prepayment activity during this timeframe, the Company reduced the FDIC indemnification asset by $31.7 million and recorded the adjustment as noninterest income. As of December 31, 2009, the recorded FDIC indemnification asset was $1.1 billion.

Non-Covered Loans

            We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, construction loans, commercial business loans, trade finance loans, and consumer loans. Net non-covered loans receivable increased $149.3 million, or 2%, to $8.22 billion at December 31, 2009.

            The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 13: Composition of Loan Portfolio

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, single family	$930,392	10.9%	$491,315	6.0%	$433,337	4.9%	$365,407	4.4%	$509,151	7.5%
Residential, multifamily	1,022,383	12.0%	677,989	8.2%	690,941	7.8%	1,584,674	19.2%	1,239,836	18.3%
Commercial and industrial real estate	3,964,622	46.6%	4,048,564	49.1%	4,183,473	47.3%	3,766,634	45.6%	3,321,520	48.9%
Construction	455,142	5.4%	1,260,724	15.3%	1,547,082	17.5%	1,154,339	14.0%	640,654	9.4%

Total real estate loans	$6,372,539	74.9%	$6,478,592	78.6%	$6,854,833	77.5%	$6,871,054	83.2%	$5,711,161	84.1%

Other loans:
Commercial business	$1,283,182	15.1%	$1,210,260	14.6%	$1,314,068	14.8%	$960,375	11.6%	$643,296	9.5%
Trade finance	220,528	2.6%	343,959	4.2%	491,690	5.6%	271,795	3.3%	230,771	3.4%
Automobile	6,817	0.1%	9,870	0.1%	23,946	0.3%	9,481	0.1%	8,543	0.1%
Other consumer	617,967	7.3%	206,772	2.5%	160,572	1.8%	152,527	1.8%	200,254	2.9%

Total other loans	$2,128,494	25.1%	$1,770,861	21.4%	$1,990,276	22.5%	$1,394,178	16.8%	$1,082,864	15.9%

Total gross loans	8,501,033	100.0%	8,249,453	100.0%	8,845,109	100.0%	8,265,232	100.0%	6,794,025	100.0%

Unearned fees, premiums, and discounts, net	(43,529)		(2,049)		(5,781)		(4,859)		(1,070)
Allowance for loan losses	(238,833)		(178,027)		(88,407)		(78,201)		(68,635)
Loans held for sale	28,014		-		-		-		-

Loans receivable, net	$8,246,685		$8,069,377		$8,750,921		$8,182,172		$6,724,320

            Single Family Residential Loans.    We offer mortgage loans secured by one-to-four unit residential properties located in our primary lending areas. At December 31, 2009, $930.4 million or 11% of the loan portfolio was secured by one-to-four family residential real estate properties, compared to $491.3 million or 6% at December 31, 2008. Residential single family loan balances increased year over year due to the desecuritization of our private-label mortgage backed securities in the second quarter of 2009 and new originations. The desecuritizations in the second quarter of 2009 resulted in a $330.7 million increase in single family loans receivable with a corresponding decrease to available for sale securities. Residential single family loan origination activity increased in 2009, with $226.6 million in new loan originations during 2009, compared with $131.3 million in 2008. This increase in the loan origination was primarily due to market improvements.

            Further, we sold approximately $36.1 million in conforming and non-conforming residential single family loans through our secondary marketing efforts during 2009, compared to $31.2 million sold in 2008.

            We offer both fixed and adjustable rate ("ARM") single family residential mortgage loan programs. We primarily offer ARM loan programs that have six-month, three-year, five-year, or seven-year initial fixed periods. We originate single family residential mortgage loans under three different types of programs: full/alternative documentation, reduced documentation and no documentation loans. The underwriting criteria for these loan programs vary in income and asset documentation levels. Our underwriting criteria for all the loans in our single family residential mortgage loan programs include minimum Fair Isaac Corporation ("FICO") credit scores and maximum loan-to-value ("LTV") ratios. Additionally, our full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, we require reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, our no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. We still do reduced and no documentation loans, but the risk is minimal due to our stringent underwriting criteria.

            Of the $226.6 million in residential single family mortgage loans originated during 2009, 22% or $50.1 million were full/alternative documentation loans, 16% or $35.5 million were reduced documentation loans, 27% or $62.1 million were no documentation loans, and 35% or $78.9 million were limited document loans. In comparison, of the $131.3 million in residential single family mortgage loans originated during 2008, 7% or $8.8 million were full/alternative documentation loans, 35% or $46.0 million were reduced documentation loans and 58% or $76.6 million were no documentation loans. Based on management's evaluation and analysis of the portfolio credit quality and prevailing economic conditions, we believe the loan loss provision is adequate for losses inherent in the portfolio as of December 31, 2009.

            Multifamily Real Estate Loans.    At December 31, 2009, $1.0 billion or 12% of the loan portfolio was secured by multifamily real estate properties, compared to $678.0 million or 8% at December 31, 2008. Multifamily loan balances increased year over year primarily due to the desecuritization of our private-label mortgage backed securities in the second quarter of 2009. The desecuritizations in the second quarter of 2009 resulted in a $304.9 million increase in multifamily loans receivable with a corresponding decrease to available for sale securities. We originated $27.6 million multifamily loans in 2009, as compared to $27.8 million in 2008. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Multifamily real estate loans accounted for $1.02 billion or 12%, and $678.0 million or 8%, of our loan portfolio at December 31, 2009 and 2008, respectively.

            Additionally, we own single family and multifamily residential mortgage loans that have contractual features that may increase our credit exposure. These mortgage loans include adjustable rate mortgage loans that may subject borrowers to significant future payment increases or create the potential for negative amortization of the principal balance.

            Interest-only mortgage loans allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower's new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. There were $21.3 million and $40.4 million in interest-only loans held in the Bank's portfolio as of December 31, 2009 and 2008, respectively. Historically, losses experienced from interest-only loans have been minimal and we do not believe potential losses from these loans will be significant.

            The Bank has purchased adjustable rate mortgage loans which permit different repayment options. The monthly payment for adjustable rate mortgage loans with negative amortization features is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans' principal balance. These loans completely re-amortize every five years and the monthly payment is reset at that point. None of the adjustable rate mortgages held in the Bank's loan portfolio that have the potential to negatively amortize were negatively amortizing as of December 31, 2009 and 2008. We do not believe potential losses from these loans will be significant.

            Our total exposure related to these products in our loan portfolio for the years ended December 31, 2009 and 2008 is summarized as follows:

Table 14: Nontraditional Mortgage Products

	Unpaid Principal Balance as of December 31,
	2009	2008
	(In thousands)
Interest only mortgage loans	$16,306	$40,399
Adjustable rate mortgages with negative amortization features:
Residential single family loans	853	1,181
Residential multifamily loans	17,198	9,399

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

            Commercial Real Estate Loans.    We continue to place emphasis in the origination of commercial real estate loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $3.97 billion or 47%, and $4.05 billion or 49%, of our non-covered loan portfolio at December 31, 2009, and 2008, respectively.

            Since substantially all of our real estate loans are secured by properties located in California, declines in the California economy and in real estate values could have a significant effect on the collectibility of our loans and on the level of allowance for loan losses required.

            Construction Loans.    We offer loans to finance the construction of income-producing or owner-occupied buildings. At December 31, 2009, construction loans accounted for $455.1 million or 5% of our non-covered loan portfolio. This compares with $1.26 billion or 15% of the non-covered loan portfolio at December 31, 2008. Total unfunded commitments related to construction loans decreased to $87.8 million at December 31, 2009, compared to $344.4 million at December 31, 2008. At December 31, 2009, the total commitment for residential construction loans was approximately $343.7 million. The current residential construction loan balance was $288.4 million, representing 63% of total construction loans and 3% of total gross loans. During 2009, we reduced our total commitment on residential construction loans by 66% from $1.01 billion as of December 31, 2008. Additionally, all construction disbursements are being carefully monitored and reviewed to address key risks and factors in this portfolio, such as interest reserves remaining, number of homes sold, geographic area and concentration of loans.

            Commercial Business Loans.    We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, SBA guaranteed small business loans and lease financing. At December 31, 2009, commercial business loans accounted for a total of $1.28 billion or 15% of our loan portfolio, compared to $1.21 billion or 15% at December 31, 2008. Total unfunded commitments related to commercial business loans decreased 17% to $455.4 million at December 31, 2009, compared to $548.9 million at year-end 2008.

            Trade Finance Products.    We offer a variety of international finance and trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. At December 31, 2009, these loans to finance international trade totaled $220.5 million or 3% of our loan portfolio, compared to $344.0 million or 4% at December 31, 2008. Although most of our trade finance activities are related to trade with Asian countries, a significant majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Export-Import financing to various domestic and foreign exporters. These loans are guaranteed by the Export-Import Bank of the United States. Our trade finance portfolio as of December 31, 2009 primarily represents loans made to borrowers that import goods into the U.S. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. At December 31, 2009, total unfunded commitments related to trade finance loans decreased 11% to $252.7 million, compared to $283.9 million at December 31, 2008.

            Other Consumer Loans.    Other consumer loans increased from $206.8 million at December 31, 2008 to $618.0 million at December 31, 2009, an increase of 199%, primarily due to the purchase of fully guaranteed student loans during the year.

            Affordable Housing.    We are engaged in a variety of lending and credit enhancement programs to finance the development of affordable housing projects, which are generally eligible for federal low income housing tax credits. As of December 31, 2009, we had outstanding $329.5 million of letters of credit, which were issued to enhance the ratings of revenue bonds used to finance affordable housing projects. This compares to $345.0 million as of year-end 2008. Credit facilities for individual projects generally range from $5 million to $15 million.

            Foreign Outstandings.    Foreign outstandings include loans, acceptances, interest bearing deposits with other banks, other interest bearing investments and related accrued interest receivable. Foreign assets are subject to the general risks of conducting business in each foreign country, including economic uncertainty and government regulations. In addition, foreign assets may be impacted by changes in demand or pricing resulting from movements in exchange rates or other factors. The Company's cross-border exposure primarily relate to our branch operations in Hong Kong, China. As of December 31, 2009, our cross-border exposure exceeded 1.00% of our total assets. The increase in total assets of the Company's operations in Hong Kong as of December 31, 2009 was due to growth in cash and investments. The total assets do not include the Hong Kong branch from the UCB Acquisition as a significant amount of the assets are covered assets under the FDIC-assisted transaction.

            Contractual Maturity of Loan Portfolio.    The following table presents the maturity schedule of our loan portfolio at December 31, 2009. All loans are shown maturing based upon contractual maturities, and include scheduled repayments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Non-covered nonaccrual loans of $173.2 million are included in the following table by their contractual maturity date.

Table 15: Maturity of Loan Portfolio

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Residential, single family	$14,338	$54,263	$861,791	$930,392
Residential, multifamily	52,043	167,316	803,024	1,022,383
Commercial and industrial real estate	554,937	1,481,057	1,928,628	3,964,622
Construction	393,721	61,421	-	455,142
Commercial business	773,061	376,850	133,271	1,283,182
Trade finance	214,569	5,959	-	220,528
Automobile and other consumer	410,406	5,913	208,465	624,784

Total	$2,413,075	$2,152,779	$3,935,179	$8,501,033

            As of December 31, 2009, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 16: Loans Scheduled to be Repriced

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Total fixed rate	$79,085	$391,136	$488,340	$958,561
Total variable rate	6,255,053	1,006,721	107,518	7,369,292

Total	$6,334,138	$1,397,857	$595,858	$8,327,853

Mortgage Servicing Assets

            As of December 31, 2009, we had $13.4 million in mortgage servicing assets, which is net of $2.6 million in total valuation allowances. Mortgage servicing assets are initially recorded at fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Published industry standards are used to derive market-based assumptions. Changes in the assumptions used may have a significant impact on the valuation of mortgage servicing assets. Evaluation of impairment is performed on a quarterly basis. We record mortgage servicing assets for loans sold or securitized for which servicing has been retained by the Bank.

            We recorded an impairment of $1.1 million in mortgage servicing assets during 2009, compared with $2.4 million in impairment writedown in 2008. The decline in interest rates as well as the overall increases in borrower refinancing and prepayment rates related to the underlying sold or securitized loans have caused the value of mortgage servicing assets to decrease. For more information about mortgage servicing assets, see Note 13 to the Company's consolidated financial statements presented elsewhere in this report.

Non-Covered Nonperforming Assets

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

            Non-covered nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned, net. Non-covered nonperforming assets as a percentage of total assets were 0.91% and 2.04% at December 31, 2009 and 2008, respectively. Nonaccrual loans totaled $173.2 million and $214.6 million at December 31, 2009 and 2008, respectively. Loans totaling $761.1 million were placed on nonaccrual status during 2009. As part of our comprehensive loan review process, loans totaling $95.2 million which were not 90 days past due as of December 31, 2009 were included in nonaccrual loans as of December 31, 2009. Additions to nonaccrual loans during 2009 were offset by $288.7 million in payoffs and principal paydowns, $133.1 million in loans brought current, $214.9 million in net chargeoffs, and $119.0 million in loans transferred to OREO. Additions to nonaccrual loans during the year ended December 31, 2009 were comprised of $257.5 million in construction loans, $307.9 million in commercial real estate loans, $79.7 million in commercial business loans including SBA loans, $60.7 million in single family loans, $47.9 million in multifamily loans, $1.3 million in automobile and other consumer loans, and $6.1 million in trade finance loans.

            All loans that were past due 90 days or more were on nonaccrual status at December 31, 2009 and 2008.

            The Company had $109.1 million and $11.0 million in restructured loans as of December 31, 2009 and 2008, respectively. As of December 31, 2009, restructured loans were comprised of $15.6 million in single family loans, $56.8 million in multifamily loans, $16.9 million in commercial real estate loans, $6.9 million in commercial business loans, $60 thousand in SBA loans, and $12.8 million in construction loans.

            Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. We had 28 OREO properties at December 31, 2009, with a combined aggregate carrying value of $13.8 million. The majority of these properties were related to our land, residential construction and single family residence portfolios. Approximately 53% of OREO properties as of December 31, 2009 were located in the Greater Los Angeles area and Inland Empire region of Southern California. As of December 31, 2008, we had 41 OREO properties with a carrying value of $38.3 million. During 2009, we foreclosed on 130 properties with an aggregate carrying value of $119.0 million as of the foreclosure date. During 2009, we sold 142 OREO properties with a carrying value before charge-offs of $140.3 million and transferred one OREO to Affordable Housing Investments for $3.2 million resulting in a total net loss of $5.4 million. During 2008, we foreclosed on 70 properties with an aggregate carrying value of $83.6 million as of the foreclosure date. During 2008, we sold 29 OREO properties with a carrying value of $44.5 million resulting in a total net loss on sale of $852 thousand.

            The following table sets forth information regarding nonaccrual loans, loans past due 90 days or more but not on nonaccrual, restructured loans and other real estate owned as of the dates indicated:

Table 17: Nonperforming Assets

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$173,180	$214,607	$63,882	$17,101	$24,149
Loans past due 90 days or more but not on nonaccrual	-	-	-	-	5,670

Total nonperforming loans	173,180	214,607	63,882	17,101	29,819

Other real estate owned, net	13,832	38,302	1,500	2,786	299

Total nonperforming assets	$187,012	$252,909	$65,382	$19,887	$30,118

Total nonperforming assets to total assets	0.91%	2.04%	0.55%	0.18%	0.36%
Allowance for loan losses to nonperforming loans	137.91%	82.95%	138.39%	457.29%	230.17%
Nonperforming loans to total gross covered loans	2.04%	2.60%	0.72%	0.21%	0.44%
Performing restructured loans	114,013	10,992	2,081	-	-

            Covered nonperforming assets totaled $719.9 million, representing 3.50% of total assets at December 31, 2009. These covered nonperforming assets are subject to the shared-loss agreement with the FDIC.

            We evaluate loan impairment according to the provisions of ASC 310-10-35 (previously SFAS No. 114). Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

            At December 31, 2009, the Company's total recorded investment in impaired loans was $191.5 million, compared with $232.1 million at December 31, 2008. The decrease in impaired loans is largely due to a decrease in nonperforming residential construction loans. All nonaccrual and doubtful loans are included in impaired loans. Impaired loans at December 31, 2009 are comprised of single family loans totaling $3.3 million, multifamily loans totaling $10.6 million, commercial real estate loans totaling $105.6 million, construction loans totaling $34.3 million, commercial business loans totaling $37.4 million, SBA loans totaling $11 thousand, and automobile and other consumer loans totaling $260 thousand. As of December 31, 2009, the allowance for loan losses included $19.6 million for impaired loans with a total recorded balance of $47.6 million. As of December 31, 2008, the allowance for loan losses included $23.4 million for impaired loans with a total recorded balance of $69.2 million.

            Our average recorded investment in impaired loans during 2009 and 2008 totaled $227.2 million and $266.5 million, respectively. During 2009 and 2008, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled

$13.7 million and $19.0 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $10.2 million and $11.6 million, respectively.

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

            Although certain loans are not 90 days or more delinquent and therefore still accruing interest, we have classified them as impaired as of December 31, 2009 because they exhibit one or more of the characteristics described above.

Allowance for Loan Losses

            We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular, quarterly reviews of the adequacy of the allowance for loan losses, management performs an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2009, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

            The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the year. At December 31, 2009, the allowance for loan losses amounted to $238.8 million, or 2.81% of total loans, compared with $178.0 million, or 2.16% of total loans, at December 31, 2008. The $60.8 million increase in the allowance for loan losses at December 31, 2009, from year-end 2008, reflects $528.7 million in additional loss provisions, less $475.3 million in net chargeoffs during the year. The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $8.1 million at December 31, 2009, compared to $6.3 million at December 31, 2008. The increase in the off-balance sheet allowance amount was primarily due to the increase in loss percentage allocated for loans sold/securitized with recourse and unfunded commitments at December 31, 2009 relative to year-end 2008.

            We recorded $528.7 million in loan loss provisions during 2009, as compared to $226.0 million in loss provisions recorded during 2008. The increase in loss provisions recorded during 2009, compared to 2008, was brought on by the sustained downturn in the real estate market and continued instability in the overall economy. During 2009, we recorded $475.3 million in net chargeoffs representing 5.69% of average non-covered loans outstanding during the year. In comparison, we recorded net chargeoffs totaling $141.4 million, or 1.64% of average loans outstanding, during 2008. Also during the year we had note sale proceeds of $358.4 million on notes with a carrying value of $473.7 million. The difference between the carrying value and the sale amount was charged against the allowance for loan losses. Given the trends we are seeing in the loan portfolio, it is expected that provision for loan losses and net charge-offs will continue to decrease throughout 2010.

            The following table summarizes activity in the allowance for loan losses for the periods indicated:

Table 18: Allowance for Loan Losses

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2007
	(Dollars in thousands)
Allowance balance, beginning of year	$178,027	$88,407	$78,201	$68,635	$50,884
Allowance from acquisitions	-	-	4,125	4,084	9,290
Allowance for unfunded loan commitments and letters of credit	(1,778)	5,044	841	(1,168)	(2,738)
Provision for loan losses	528,666	226,000	12,000	6,166	15,870
Impact of desecuritization	9,262	-	-	-	-
Gross chargeoffs:
Residential single family	33,778	3,522	335	3	168
Multifamily real estate	20,153	1,966	-	-	-
Commercial and industrial real estate	159,969	53,459	-	-	1,899
Construction	206,732	57,629	2,810	-	-
Commercial business	53,152	24,639	3,740	236	1,428
Trade finance	6,868	5,707	249	205	2,821
Automobile	85	268	30	46	97
Other consumer	4,519	261	42	25	29

Total gross chargeoffs	485,256	147,451	7,206	515	6,442

Gross recoveries:
Residential single family	771	37	-	2	23
Residential multifamily	617	-	-	-	90
Commercial and industrial real estate	2,213	2,467	7	749	34
Construction	3,312	2,654	-	-	-
Commercial business	2,684	835	419	238	380
Trade finance	237	9	-	-	1,124
Automobile	50	25	20	5	119
Other consumer	28	-	-	5	1

Total gross recoveries	9,912	6,027	446	999	1,771

Net chargeoffs (recoveries)	475,344	141,424	6,760	(484)	4,671

Allowance balance, end of year	$238,833	$178,027	$88,407	$78,201	$68,635

Average loans outstanding	$8,355,825	$8,601,825	$8,354,989	$7,828,579	$5,886,398

Total gross loans outstanding, end of year	$8,501,033	$8,249,453	$8,845,109	$8,265,232	$6,794,025

Net chargeoffs (recoveries) to average loans	5.69%	1.64%	0.08%	(0.01)%	0.08%
Allowance for loan losses to total gross loans at end of year	2.81%	2.16%	1.00%	0.95%	1.01%

            Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The technique of migration analysis essentially looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. In determining the loss rates, we review our historical loss rates for the past twelve quarters. This loss horizon was shortened during 2009 to better reflect the current environment and the Bank's current loan portfolio and loss trends. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each category of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential for loan categories. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model.

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

Table 19: Allowance for Loan Losses by Loan Category

	At December 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in thousands)
Residential single family	$18,693	10.9%	$6,178	5.9%
Residential multifamily	19,332	12.0%	6,811	8.2%
Commercial and industrial real estate	110,628	46.6%	49,567	49.1%
Construction	36,963	5.4%	60,478	15.3%
Commercial business	43,774	15.1%	40,843	14.7%
Trade finance	6,713	2.6%	12,721	4.2%
Automobile	75	0.1%	282	0.1%
Consumer and other	2,655	7.3%	1,147	2.5%

Total	$238,833	100.0%	$178,027	100.0%

            The increase of $60.8 million in the allowance for loan at December 31, 2009, relative to year-end 2008, was primarily due to increased loss estimates and historic losses for individual loan categories. Except for trade finance loans, loss reserves on all loan categories increased, reflecting the downturn in the residential real estate market and deteriorating conditions in the overall economy. Loss reserves for construction and land loans (included in commercial and industrial real estate) increased significantly from December 31, 2008, reflecting the sharp decline in values experienced in these portfolios. The decrease in loss reserves on trade finance loans is in line with the contraction of this portfolio since year-end 2008.

Deposits

            We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $6.85 billion to $14.99 billion at December 31, 2009, as compared to $8.14 billion at December 31, 2008. The increase in deposits was primarily due to the acquisition of $6.53 billion in deposits, at fair value, from the UCB Acquisition. The acquired deposits resulted in the recording of $74.4 million in core deposit intangible. Net deposit growth was comprised of increases in money market accounts of $1.8 billion or 137%, time deposits of $3.16 billion or 67%, noninterest-bearing demand accounts of $998.3 million or 77%, interest-bearing checking accounts of $303.9 million or 84%, and savings accounts of $571.4 million or 136%, during the year.

            As of December 31, 2009, time deposits within the Certificate of Deposit Account Registry Service ("CDARS") program increased to $995.0 million, compared to $946.8 million at December 31, 2008. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

            Public deposits increased 96% to $301.6 million at December 31, 2009, from $153.5 million at December 31, 2008. A large portion of these public funds are comprised of deposits from the State of California.

            Time deposits greater than $100 thousand totaled $4.66 billion, representing 31% of the deposit portfolio at December 31, 2009. These accounts, consisting primarily of deposits by consumers, had a weighted average interest rate of 1.89% at December 31, 2009. The following table provides the remaining maturities at December 31, 2009 of time deposits greater than $100 thousand:

Table 20: Time Deposits $100,000 or Greater

(In thousands)
3 months or less	$2,448,983
Over 3 months through 6 months	1,106,693
Over 6 months through 12 months	1,026,880
Over 12 months	76,141

Total	$4,658,697

Borrowings

            We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one business day to six months from the transaction date. At December 31, 2009, we had $22 thousand of federal funds purchased compared to a balance of $28.0 million at December 31, 2008. FHLB advances increased 33% to $1.81 billion as of December 31, 2009, compared to $1.35 billion at December 31, 2008. During 2009, the increase in FHLB advances was primarily related to the UCB Acquisition. During 2008, a portion of the proceeds from the maturities and sales of investment securities, as well as proceeds from our Series A and B preferred stock issuance in April 2008 and December 2008, were used to pay down our borrowings. During the first quarter of 2008, we paid off an FHLB advance totaling $50.0 million prior to its contractual maturity date. During the fourth quarter of 2009, we paid off $750 million of FHLB advances prior to its contractual maturity date and recorded a penalty amount of $2.4 million as an adjustment to interest expense. In accordance with Accounting Principles Bulletin No. 18, Early Extinguishment of Debt, we recorded the penalty amount of $149 thousand as an adjustment to interest expense during the first quarter of 2008. As of December 31, 2009 and 2008, we had no overnight FHLB advances. We entered into several new FHLB advances totaling $680.0 million during 2009. The maturity terms of these advances are 1 year or less with fixed interest rates ranging from 0.3% to 0.5%. FHLB advances totaling $810 million matured during 2009.

            In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements ("repurchase agreements") to manage our liquidity position. Repurchase agreements totaled $1.03 billion and $998.4 million as of December 31, 2009 and 2008, respectively. Included in these balances are $31.9 million and $3.4 million in short-term repurchase agreements as of December 31, 2009 and 2008, respectively. The interest rates on these short-term repurchase agreements were 0.51% at December 31, 2009 and ranged from 0.50% to 0.75% as of December 31, 2008. All of the other repurchase agreements are long-term with ten year maturity terms. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities. All of these repurchase agreements have an original term of ten years. The rates were generally initially floating rate for a period of time ranging from six months to three years, with the floating interest rates ranging from the three-month Libor minus 80 basis points to the three-month Libor minus 340 basis points. With the exception of one repurchase agreement, the rates have been switched to fixed rates for the remainder of the term, with fixed interest rates ranging from 4.29% to 5.13%. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

Long-Term Debt

            Long-term debt remained at $235.6 million at December 31, 2009 and 2008. Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory purposes.

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

Commitments

            As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2009 is as follows:

Table 21: Significant Commitments

December 31, 2009
(In thousands)
Undisbursed loan commitments	$2,462,195
Standby letters of credit	653,030
Commercial letters of credit	62,201

            A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 21 to the Company's consolidated financial statements presented elsewhere in this report. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 23 to the Company's consolidated financial statements presented elsewhere in this report.

Contractual Obligations

            The following table presents, as of December 31, 2009, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 22: Contractual Obligations

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)
Deposits	$7,712,577	$281,083	$3,894	$24,876	$7,238,938	$15,261,368
Federal funds purchased	22	-	-	-	-	22
FHLB advances	856,042	178,535	281,586	627,451	-	1,943,614
Securities sold under repurchase agreements	79,282	94,823	94,823	1,067,637	-	1,336,565
Notes payable	-	-	-	-	7,366	7,366
Long-term debt obligations	6,190	12,380	12,380	331,250	-	362,200
Operating lease obligations	11,591	20,649	13,316	18,959		64,515
Unrecognized tax benefits	-	-	-	-	6,804	6,804
Postretirement benefit obligations	252	1,728	2,409	45,812	-	50,201

Total contractual obligations	$8,665,956	$589,198	$408,408	$2,115,985	$7,253,108	$19,032,655

Capital Resources

            For the year, our primary source of capital was the retention of net after tax earnings and public and private stock offerings totaling $588.6 million, net of issuance costs. At December 31, 2009, stockholders' equity totaled $2.28 billion, a 47% increase from the year-end 2008 balance of $1.55 billion. The increase is comprised of the following: (1) net income of $76.6 million; (2) net unrealized gain on investment securities available-for-sale of $72.8 million; (3) net unrealized gain as a result of desecuritization of $30.6 million; (4) stock compensation costs amounting to $5.3 million related to grants of restricted stock and stock options; (5) net issuance of common stock totaling $263.6 million, representing 36,407,654 shares; and (3) net issuance of Series C Preferred Stock totaling $335.0 million. These transactions were offset by (1) tax provision of $1.0 million from the stock plans; (2) purchase of treasury shares related to vested restricted stock amounting to $430 thousand, representing 37,020 shares; (3) noncredit-related impairment loss on investment securities of $8.2 million and (4) payment of quarterly cash dividends on common stock, accrual and payment of preferred stock dividends, as well as the amortization of preferred stock discount totaling $30.5 million during 2009.

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

Public Offering of Common Stock

            In July 2009, we completed a public offering of 11 million shares of our common stock at a price of $6.35 per share. The underwriter also exercised its option to purchase an additional 1.65 million shares of our common stock. We received net proceeds of approximately $76.7 million, net of stock issuance costs, in conjunction with this common stock offering.

Private Placement

            On November 6, 2009, we raised $500.0 million in a private placement of 18,247,012 shares of our common stock, $0.001 par value, and 335,047 shares of our newly authorized Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C, to certain qualified institutional buyers and accredited investors (collectively, the "Investors"). The common stock sold represented 19.9% of our common stock outstanding. The proceeds from this offering was used to bolster the Company's capital in contemplation of the acquisition by the Company's wholly owned subsidiary, East West Bank, of approximately $9.86 billion in assets and $9.57 billion in liabilities of United Commercial Bank from the FDIC, as receiver for United Commercial Bank. For further discussion on the Private Placement, see Note 24 of the Company's consolidated financial statements presented elsewhere in the report.

Risk-Based Capital

            We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, are deemed to be "well-capitalized." At December 31, 2009, the Bank's Tier I and total capital ratios were 15.7% and 17.7%, respectively, compared to 13.6% and 15.6%, respectively, at December 31, 2008.

            The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at December 31, 2009, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 23: Regulatory Required Ratios

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	19.8%	17.7%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	17.9%	15.7%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	11.7%	10.2%	4.0%	5.0%

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

            During the years ended December 31, 2009, 2008, and 2007, we experienced net cash inflows from operating activities of $152.9 million, $182.4 million, and $224.0 million, respectively. Net cash inflows from operating activities were primarily due to net income earned during the year.

            Net cash inflows (outflows) from investing activities totaled $1.20 billion, $(132.7) million, and $(519.4) million during 2009, 2008, and 2007, respectively. Net cash inflows from investing activities for 2009 were due primarily to repayment and redemption of investment securities. Net cash outflows from investing activities for 2008 were due primarily to purchases of investment securities. These factors were partially offset by proceeds from the sale of investment securities and loans, as well as repayments, maturities and redemptions of investment securities. For 2007, net cash outflows from investing activities can be attributed primarily to the growth in our loan portfolio and purchases of available-for-sale securities. These activities were partially offset by repayments, maturities, redemptions and net sales proceeds from investment securities.

            We experienced net cash outflows from financing activities of $1.39 billion during the year ended December 31, 2009, primarily due to repayment of short-term borrowings.

            During 2008, we had net cash inflows from financing activities of $668.8 million primarily due to $500.6 million net proceeds received from the issuance of Series A and Series B preferred stock during April 2008 and December 2008, respectively, as well as the net increase in deposits. As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers during the second half of 2008. As of December 31, 2008, time deposits within the CDARS program increased to $946.8 million, compared to $11.7 million at December 31, 2007. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, during the third quarter of 2008, we partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Cash from financing activities were partially offset by net decreases in federal funds purchased and FHLB advances, as well as $33.4 million of existing cash and cash equivalents to pay cash dividends to our stockholders.

            During 2007, proceeds from federal funds purchased, FHLB advances, and long-term debt accounted for net cash inflows from financing activities totaling $263.2 million. These factors were partially offset by a net decrease in deposits, purchases of treasury shares related to our Board-approved share repurchase program, and dividends paid on common stock.

            As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank's discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. During 2009, we obtained additional borrowing capacity from the Federal Reserve discount window of almost $451.8 million by pledging construction and commercial business loans. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2009, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2009, we are not aware of any material commitments for capital expenditures in the foreseeable future.

            The liquidity of East West Bancorp, Inc. is primarily dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank is permitted to pay dividend to the Company as long as the banking regulatory authorities of the Bank are notified of the proposed dividend and there is non objection language from the banking regulatory authorities. For the years ended December 31, 2009 and 2008, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $23.6 million and $34.8 million, respectively. As of December 31, 2009, approximately $85.8 million of undivided profits of the Bank were available for dividends to the Company. On January 26, 2010, the Board of Directors declared first quarter dividends on the Company's common stock and Series A preferred stock. The Board of Directors authorized common stock dividends of $0.01 per share for the first quarter of 2010.

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

            Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2009 and 2008, assuming a non-parallel shift of 100 and 200 basis points in both directions:

Table 24: Rate Shock Table

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
+200	1.5%	11.6%	-4.3%	8.8%
+100	0.3%	5.4%	-2.2%	4.4%
-100	3.9%	-1.6%	1.6%	-4.5%
-200	6.8%	-1.4%	1.1%	-9.7%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

            All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2009 and 2008. At December 31, 2009 and 2008, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

            The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2009. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 25: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year
	2010	2011	2012	2013	2014	After 2015		Total	Fair Value at December 31, 2009
	(Dollars in thousands)
Assets:
CD investments	$487,150	$11,165			$250			$498,565	$498,711
average yield (fixed rate)	0.42%	2.16%			4.00%			0.46%
Short-term investments	$262,329							$262,329	$262,329
Weighted average rate	0.60%							0.60%
Securities purchased under resale agreements	$227,444							$227,444	$232,693
Weighted average rate	7.30%							7.30%
Investment securities available-for-sale (fixed rate)	$437,417	$244,163	$133,660	$197,772	$192,980	$151,046		$1,357,038	$1,377,032
Weighted average rate	3.39%	3.78%	5.47%	5.52%	4.05%	5.22%		4.27%
Investment securities available-for-sale (variable rate) (1)	$607,509	$267,661	$249,889	$38,778	$41,227	$940		$1,206,004	$1,187,049
Weighted average rate	3.06%	3.99%	4.00%	4.34%	4.67%	4.78%		3.56%
Total gross loans	$11,245,657	$1,518,973	$719,497	$343,569	$189,988	$1,670,117		$15,687,801	$13,801,404
Weighted average rate	5.29%	6.58%	6.65%	6.42%	5.90%	1.40	%(2)	5.10%
Liabilities:
Checking accounts	$667,177							$667,177	$541,243
Weighted average rate	0.26%							0.26%
Money market accounts	$3,138,866							$3,138,866	$2,957,312
Weighted average rate	0.99%							0.99%
Savings deposits	$991,520							$991,520	$800,726
Weighted average rate	0.38%							0.38%
Time deposits	$7,619,283	$231,919	$32,988	$2,318	$1,075	$196		$7,887,779	$7,912,384
Weighted average rate	1.60%	2.09%	3.93%	3.47%	2.42%	0.74%		1.62%
Short term borrowings	$19							$19	$19
Weighted average rate	0.05%							0.05%
FHLB advances (term)	$806,142	$100,000	$5,000	$175,000	$50,000	$578,000		$1,714,142	$1,791,326
Weighted average rate	3.01%	5.01%	4.46%	4.55%	4.43%	4.26%		3.75%
Short term repurchase agreements	$31,870							$31,870	$31,870
Weighted average rate	0.51%							0.51%
Securities sold under repurchase agreements (fixed rate)						$945,000		$945,000	$1,181,616
Weighted average rate						4.80%		4.80%
Securities sold under repurchase agreements (variable rate)	$50,000							$50,000	$52,079
Weighted average rate	4.15%							4.15%
Subordinated debt	$75,000							$75,000	$47,736
Weighted average rate	1.41%							1.41%
Junior subordinated debt (fixed rate)						$21,392		$21,392	$22,214
Weighted average rate						10.91%		10.91%
Junior subordinated debt (variable rate)	$139,178							$139,178	$33,852
Weighted average rate	2.01%							2.01%
Other borrowing (variable rate)	$68,218							$68,218	$68,040
Weighted average rate	2.11%							2.11%

(1)
Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.
(2)
Total rate sensitive loans = 5.33%;
Total nonrate sensitive loans (non-performing loans) = 0.00%;
Weighted average rate = 1.40%

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            During the Company's two most recent fiscal years ended December 31, 2008 and 2007 and from January 1, 2009 through April 2, 2009, there were no disagreements between the Company and

Deloitte & Touche LLP, the Company's predecessor auditors, on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte & Touche LLP's satisfaction, would have caused it to make reference to the matter in conjunction with its report on the Company's consolidated financial statements for the relevant year.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2009.

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

            Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

            There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Audit Report of the Company's Registered Public Accounting Firm

            The independent registered public accounting firm of KPMG LLP, as auditors of East West Bancorp's consolidated financial statements, has issued an audit report on the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework, issued by COSO, which has been presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
East West Bancorp:

We have audited East West Bancorp's (the Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, East West Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of East West Bancorp and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for the year ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Los Angeles, California
February 26, 2010

ITEM 9B.    OTHER INFORMATION

            None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Information concerning directors and executive officers of the Company, to the extent not included under Item 1 under the heading "Executive Officers of the Registrant" appearing at the end of Part I of this report, will appear in the Company's definitive proxy statement for the 2010 Annual Meeting of Shareholders (the "2010 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 "Director Compensation."

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

ITEM 11.    EXECUTIVE COMPENSATION

            Information concerning executive compensation of the Company's named executives will appear in the 2010 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "DIRECTOR COMPENSATION" "COMPENSATION OF EXECUTIVE OFFICERS," "COMPENSATION DISCUSSION AND ANALYSIS," and "REPORT BY THE COMPENSATION COMMITTEE," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            Information concerning security ownership of certain beneficial owners and management will appear in the 2010 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans

            The following table provides information as of December 31, 2009 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,927,515	$21.59	3,624,702
Equity compensation plans not approved by security holders	-	-	-

Total	1,927,515	$21.59	3,624,702

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

            Information concerning certain relationships and related transactions will appear in the 2010 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Information concerning principal accountant fees and services will appear in the 2010 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

            The following financial statements included in the registrant's 2009 Annual Report to Shareholders are included. Page number references are to the 2009 Annual Report to Shareholders.

(a)(2) Financial Statement Schedules

            Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]
3.3	Amendment to the Certification of Incorporation of the Registrant [Incorporated by reference from Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2005.]
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]
3.5	Bylaws of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.6	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.7	Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 30, 2008.]

3.8	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
3.9	Certificate of Designations of Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2	Form of Certificate of the Registrant's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on April 30, 2008.]
4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.6.1	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.3	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors' Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.8	Employment Agreement with William J. Lewis+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.9.1	Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]

10.9.2	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.3	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.10	Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.11	Employment Agreement with Wellington Chen+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+
10.14	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
10.15	Form of Investment Agreement by and between the Company and the respective Purchaser thereto [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
10.16	Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, Receiver of United Commercial Bank, San Francisco, California, the Federal Deposit Insurance Corporation and East West Bank, dated as of November 6, 2009 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
12.1	Computation of Ratio of Earnings to Fixed Charges%
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP%
23.2	Consent of Independent Registered Public Accounting Firm Deloitte and Touche LLP%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
99.1	Chief Executive Officer Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended%
99.2	Chief Financial Officer Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended%

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.

  +
  Denotes management contract or compensatory plan or arrangement.
  %
  A copy of this exhibit is being filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
East West Bancorp:

We have audited the accompanying consolidated balance sheet of East West Bancorp and subsidiaries (the Corporation) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East West Bancorp and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting,

As discussed in Note 1 to the consolidated financial statements, in 2009 East West Bancorp changed its method of accounting for recognition and presentation of other-than-temporary impairment.

/s/ KPMG LLP

Los Angeles, California
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of East West Bancorp, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 2, 2009 (July 17, 2009 as to the reclassification of segment information for 2008 and 2007 as described in Note 26)

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$835,141	$878,853
Short-term investments	510,788	228,441
Securities purchased under resale agreements	227,444	50,000
Investment securities held-to-maturity, at amortized cost (with fair value of $123,105)	-	122,317
Investment securities available for sale, at fair value (with amortized cost of $2,563,043 at December 31, 2009 and $2,189,570 at December 31, 2008)	2,564,081	2,040,194
Loans held for sale, at fair value	28,014	-
Loans receivable, excluding covered loans (net of allowance for loans of $238,833 in 2009 and $178,027 in 2008)	8,218,671	8,069,377
Covered loans	5,598,155	-

Total loans receivable, net	13,816,826	8,069,377
FDIC indemnification asset	1,091,814	-
Other real estate owned, net	13,832	38,302
Other real estate owned covered, net	44,273	-

Total other real estate owned	58,105	38,302
Accrued interest receivable	82,370	46,230
Due from customer acceptances	40,550	5,538
Investment in affordable housing partnerships	84,833	48,141
Premiums on deposits acquired, net	89,735	21,190
Goodwill	337,438	337,438
Other assets	792,073	536,795

TOTAL	$20,559,212	$12,422,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$2,291,259	$1,292,997
Interest-bearing	12,696,354	6,848,962

Total deposits	14,987,613	8,141,959
Federal Home Loan Bank advances	1,805,387	1,353,307
Securities sold under repurchase agreements	1,026,870	998,430
Notes payable and other borrowings	74,406	16,506
Bank acceptances outstanding	40,550	5,538
Long term debt	235,570	235,570
Accrued interest payable, accrued expenses and other liabilities	104,157	120,740

Total liabilities	18,274,553	10,872,050

COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,741 shares outstanding in 2009 and 196,505 shares outstanding in 2008; Series B, cumulative, 306,546 shares issued and outstanding in 2009 and 2008; Series C, cumulative convertible preferred stock 335,047 shares issued and outstanding in 2009.	693,803	472,311
Common stock, $0.001 par value, 200,000,000 shares authorized; 116,754,403 and 70,377,989 shares issued in 2009 and 2008, respectively; 109,962,965 and 63,745,624 shares outstanding in 2009 and 2008, respectively.	117	70
Additional paid in capital	1,091,047	695,521
Retained earnings	604,223	572,172
Treasury stock, at cost – 6,791,438 shares in 2009 and 6,632,365 shares in 2008	(105,130)	(102,817)
Accumulated other comprehensive loss, net of tax	599	(86,491)

Total stockholders' equity	2,284,659	1,550,766

TOTAL	$20,559,212	$12,422,816

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$587,163	$545,260	$650,717
Investment securities	116,286	100,583	102,341
Securities purchased under resale agreements	7,985	6,372	15,064
Investment in Federal Home Loan Bank stock	-	3,639	3,464
Investment in Federal Reserve Bank stock	2,337	1,536	1,117
Short-term investments	9,047	7,468	904

Total interest and dividend income	722,818	664,858	773,607

INTEREST EXPENSE
Customer deposit accounts	129,477	178,060	241,035
Federal Home Loan Bank advances	52,310	70,661	61,710
Securities sold under repurchase agreements	49,725	46,062	38,366
Long-term debt	7,816	12,694	15,603
Other borrowings	171	2,217	8,899

Total interest expense	239,499	309,694	365,613

Net interest income before provision for loan losses	483,319	355,164	407,994
Provision for loan losses	528,666	226,000	12,000

Net interest (loss) income after provision for loan losses	(45,347)	129,164	395,994

NONINTEREST (LOSS) INCOME
Gain on acquisition of United Commercial Bank	471,009	-	-
Impairment loss on investment securities	(121,802)	(73,165)	(405)
Less: non-credit related impairment loss recorded in other comprehensive income	14,131	-	-

Net impairment loss on investment securities recognozed in earnings	(107,671)	(73,165)	(405)
Decrease in FDIC indemnification asset and receivable	(23,338)	-	-
Branch fees	22,326	16,972	15,071
Net gain on investment securities available-for-sale	11,923	9,005	7,833
Letters of credit fees and commissions	8,338	9,739	10,252
Ancillary loan fees	6,286	4,646	5,773
Income from life insurance policies	4,368	4,151	4,156
Net gain on sale of loans	-	2,275	1,571
Other operating income	3,312	1,315	5,269

Total noninterest income (loss)	396,553	(25,062)	49,520

NONINTEREST EXPENSE
Compensation and employee benefits	79,475	82,236	85,926
Occupancy and equipment expense	30,218	26,991	25,582
Amortization of investments in affordable housing partnerships	13,050	7,272	4,958
Amortization and impairment writedowns of premiums on deposits acquired	5,895	7,270	6,846
Deposit insurance premiums and regulatory assessments	28,073	7,223	1,399
Loan related expenses	7,580	6,373	3,049
Other real estate owned expense (income)	19,104	6,013	(1,237)
Legal expense	8,024	5,577	3,198
Data processing	5,641	4,494	4,818
Deposit-related expenses	3,909	4,414	6,767
Consulting expense	8,135	4,398	3,324
Other operating expenses	37,380	39,009	38,625

Total noninterest expense	246,484	201,270	183,255

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	104,722	(97,168)	262,259
PROVISION (BENEFIT) FOR INCOME TAXES	22,714	(47,485)	101,092

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	82,008	(49,683)	161,167

Extraordinary item, net of tax	(5,366)	-	-

NET INCOME (LOSS) AFTER EXTRAORDINARY ITEMS	76,642	(49,683)	161,167
PREFERRED STOCK DIVIDENDS, INDUCEMENT, AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	49,115	9,474	-

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$27,527	$(59,157)	$161,167

EARNINGS (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.35	$(0.94)	$2.63
DILUTED	$0.33	$(0.94)	$2.60
DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.40	$0.20
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	78,770	62,673	61,180
DILUTED	84,523	62,673	62,093

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Preferred Stock	Additional Paid In Capital Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE, JANAURY 1, 2007			66	544,469	525,247	(40,305)	(10,087)		1,019,390
Comprehensive income
Net income for the year					161,167			$161,167	161,167
Net unrealized loss on investment securities available-for-sale							(28,715)	(28,715)	(28,715)

Total comprehensive income								$132,452

Cumulative effect from the adoption of FIN 48					(4,628)				(4,628)
Stock compensation costs				6,767					6,767
Tax benefit from stock plans				7,457					7,457
Issuance of 1,195,698 shares pursuant to various stock plans and agreements			2	11,791					11,793
Issuance of 5,880 shares in lieu of Board of Director retainer fees				219					219
Issuance of 2,032,816 shares pursuant to Desert Community Bank acquisition			2	78,484					78,486
Cancellation of 85,603 shares due to forfeitures of issued restricted stock				3,110		(3,110)			-
Purchase of 39,048 shares of treasury stock due to the vesting of restricted stock						(1,280)			(1,280)
Purchase of 11,624 shares of treasury stock due to granting of unrestricted stock to Desert Community Bank						(425)			(425)
Purchase of 1,392,176 shares of treasury stock pursuant to the Stock Repurchase Program						(53,805)			(53,805)
Dividends paid on common stock					(24,603)				(24,603)

BALANCE, DECEMBER 31, 2007	-		70	652,297	657,183	(98,925)	(38,802)		1,171,823
Comprehensive loss
Net loss for the year					(49,683)			$(49,683)	(49,683)
Net unrealized loss on investment securities available-for-sale							(47,689)	(47,689)	(47,689)

Total comprehensive loss								$(97,372)

Cumulative effect of change in accounting principle pursuant to adoption of EITF 06-4					(479)				(479)
Stock compensation costs				6,167					6,167
Tax provision from stock plans				(414)					(414)
Issuance of 200,000 shares Series A convertible
preferred stock, net of stock issuance costs		194,059							194,059
Conversion of 3,495 shares of Series A preferred stock		(3,391)							(3,391)
Issuance of 227,150 shares of common stock from converted 3,495 shares of Series A preferred stock				3,391					3,391
Issuance of 306,546 shares Series B – fixed rate cumulative perpetual preferred stock, net of stock issuance costs and discount		281,643							281,643
Issuance of 3,035,109 warrants, pursuant to the Series B preferred stock offering				25,201					25,201
Issuance of 496,701 shares pursuant to various stock plans and agreements				2,776					2,776
Issuance of 18,361 shares pursuant to Director retainer fee				219					219
Cancellation of 113,929 shares due to forfeitures of issued restricted stock				3,586		(3,586)			-
Purchase accounting adjustment pursuant to DCB Acquisition				2,298					2,298
Purchase of 20,846 shares of treasury stock due to the vesting of restricted stock						(306)			(306)
Amortization of Series B preferred stock discount					(312)				(312)
Dividends accrued and paid on preferred stock					(9,162)				(9,162)
Dividends paid on common stock					(25,375)				(25,375)

BALANCE, DECEMBER 31, 2008	-	472,311	70	695,521	572,172	(102,817)	(86,491)		1,550,766
Cumulative effect adjustment for reclassification of the previously recognized noncredit-related impairment loss on investment securities					8,110		(8,110)		-

BALANCE, JANUARY 1, 2009	-	472,311	70	695,521	580,282	(102,817)	(94,601)		1,550,766
Comprehensive loss
Net income for the year					76,642			$76,642	76,642
Net unrealized gain on investment securities available-for-sale							72,844	72,844	72,844
Net unrealized gain as a result of desuritization							30,552	30,552	30,552
Noncredit related loss on investment securities recorded in the current year							(8,196)	(8,196)	(8,196)

Total comprehensive loss								$171,842

Stock compensation costs				5,330					5,330
Tax provision from stock plans				(1,012)					(1,012)
Preferred stock issuance and conversion costs		(9,928)							(9,928)
Common stock issuance costs				(10,392)					(10,392)
Induced conversion of 110,764 shares of preferred stock		(107,474)							(107,474)
Issuance of 9,968,760 shares of Common Stock from converted 110,764 shares of Preferred Stock			10	107,464					107,474
Issuance of 23,247,012 shares of Common Stock from Various Placement			24	192,430					192,454
Issuance of 12,650,000 shares Common Stock from Public Offering			12	80,316					80,328
Issuance of 488,256 shares pursuant to various stock plans and agreements			1	948					949
Issuance of 22,386 shares pursuant to Director retainer fee				219					219
Issuance of 335,047 shares Series C convertible preferred stock, net of stock issuance costs and discount		335,047							335,047
Cancellation of 76,962 shares due to forfeitures of issued restricted stock				1,883		(1,883)			-
Purchase of 37,020 shares of treasury stock due to the vesting of restricted stock						(430)			(430)
Amortization of Series B preferred stock discount		3,847			(3,847)				-
Preferred stock dividends					(26,928)				(26,928)
Common stock dividends					(3,586)				(3,586)
Inducement of preferred stock conversion				18,340	(18,340)				-

BALANCE, DECEMBER 31, 2009	$-	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659

	Year Ended December 31,
Disclosure of reclassification amount:	2009	2008	2007
	(In thousands)
Unrealized holding gain (loss) on securities arising during the year, net of tax (expense) benefit of $(28,723) in 2009, $61,480 in 2008, and $17,504 in 2007	$39,666	$(84,902)	$(24,172)
Less: Reclassification adjustment for loss (gain) included in net income, net of tax (benefit) expense of $(46,149) in 2009, $(26,947) in 2008, and $3,290 in 2007	63,730	37,213	(4,543)

Net unrealized gain (loss) on securities, net of tax (expense) benefit of $(74,872) in 2009, $34,533 in 2008, $20,794 in 2007	$103,396	$(47,689)	$(28,715)

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$76,642	$(49,683)	$161,167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	81,901	18,096	13,869
Accretion of discount and premium	(116,770)	-	-
Gain on acquisition of United Commercial Bank	(471,009)	-	-
Impairment writedown on goodwill	-	858	-
Impairment writedown on investment securities available-for-sale	107,671	73,165	405
Impairment writedown on other investment	6,181	1,319	-
Stock compensation costs	5,549	6,167	6,767
Deferred tax benefit	127,132	(83,637)	(17,495)
Provision for loan losses	528,666	226,000	12,000
Impairment on other real estate owned	7,759	3,609	-
Net gain on sales of investment securities, loans and other assets	(6,340)	(9,851)	(12,460)
Federal Home Loan Bank stock dividends	-	(4,623)	(3,539)
Originations of loans held for sale	(65,047)	(49,352)	(42,578)
Proceeds from sale of loans held for sale	37,127	49,725	42,663
Tax (benefit) provision from stock plans	(1,012)	414	(7,457)
Net change in accrued interest receivable and other assets	(126,047)	22,859	64,899
Net change in accrued expenses and other liabilities	(39,498)	(22,645)	5,788

Total adjustments	76,263	232,104	62,862

Net cash provided by operating activities	152,905	182,421	224,029

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	467,149	302,422	(1,373,150)
Net decrease (increase) in short-term investments	(282,347)	(228,441)	1,205
Purchases of:
Securities purchased under resale agreements	(30,044)	-	(150,000)
Investment securities held-to-maturity	(551,608)	(122,185)	-
Investment securities available-for-sale	(1,976,701)	(2,566,040)	(943,448)
Loans receivable	(530,345)	(103,751)	-
Federal Home Loan Bank stock	-	(9,400)	(33,829)
Federal Reserve Bank stock	(9,196)	(5,904)	(3,351)
Premises and equipment	(179)	(3,693)	(11,971)
Proceeds from sale of:
Investment securities available-for-sale	1,650,680	699,392	541,092
Securities purchased under resale agreements	-	100,000	100,000
Covered loans	129,807	-	-
Loans receivable	169,515	183,764	23,170
Real estate owned	81,825	33,709	4,130
Premises and equipment	18	85	6,745
Repayments, maturity and redemption of investment securities available-for-sale	1,477,470	1,576,271	1,295,580
Redemption of Federal Home Loan Bank stock	-	12,270	31,767
Acquisitions, net of cash (acquired) paid	599,036	(1,181)	(7,337)

Net cash provided by (used in) investing activities	1,195,080	(132,682)	(519,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payment for) proceeds from:
Deposits	325,211	863,045	(462,872)
Short-term borrowings	(2,212,727)	(547,137)	197,589
Proceeds from:
Isuance of long-term borrowings	-	250,000	670,641
Issuance of long-term debt	-	-	50,000
Issuance of common stock pursuant to various stock plans and agreements	949	2,776	11,266
Issuance of preferred stock, net of stock issuance costs, and common stock warrants	335,047	500,591	-
Issuance of common stock from public offering	80,328	-	-
Issuance of common stock from private placement	192,454	-	-
Payment for:
Repayment of long-term borrowings	-	(355,640)	(123,500)
Repayment of notes payable and other borrowings	(62,547)	(10,736)	(7,737)
Purchase of treasury shares	(430)	(306)	(55,085)
Issuance and conversion costs of preferred stock & common stock	(20,320)	-	-
Cash dividends on preferred stock	(26,076)	(8,037)	-
Cash dividends on common stock	(3,586)	(25,375)	(24,603)
Tax (provision) benefit from stock plans	-	(414)	7,457

Net cash (used in) provided by financing activities	(1,391,697)	668,767	263,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,712)	718,506	(32,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	878,853	160,347	192,559

CASH AND CASH EQUIVALENTS, END OF YEAR	$835,141	$878,853	$160,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$230,667	$301,744	$372,230
Income tax payments, net of refunds	(21,180)	38,937	114,870
Noncash investing and financing activities:
Transfers from investment securities held-to-maturity to available-for-sale	681,404	-	-
Desecurtization of loans receivable	635,614	-	-
Transfers from real estate owned/ affordable housing partnership	13,982	-	-
Real estate acquired through foreclosure	135,844	83,672	1,500
Affordable housing investment financed through notes payable	-	11,000	12,600
Loans to facilitate sales of real estate owned	40,687	8,701	-
Purchase accounting adjustment in connection with acquisition	-	2,298	-
Accrued preferred stock dividends	852	1,125	-
Amortization of preferred stock discount	3,847	312
Issuance of common stock in lieu of Board of Director retainer fees	219	219	219
Guaranteed mortgage loan securitizations	-	-	1,180,160
Issuance of equity shares pursuant to acquisition	-	-	78,588
Equity interests in East West Capital Trusts	-	-	1,547

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

            East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company" or "we") is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries ("East West Bank" or the "Bank"). The Bank is the Company's principal asset. The Bank operates 111 banking locations throughout California, eight branches in New York, five branches in metropolitan Atlanta, three branches in Massachusetts, two branches in Houston, and two branches in Seattle. In Greater China, the Bank's presence includes four full-service branches, including two in Hong Kong, one in Shanghai, and one in Shantou. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan.

            The Bank specializes in financing international trade and lending for commercial, construction, and residential real estate projects. Included in the Bank's locations are ten in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

            As discussed in Note 2, on November 6, 2009 the Bank acquired United Commercial Bank from the FDIC in an FDIC-assisted transaction. This acquisition nearly doubled our asset size and contributed $23.3 million to our total pre-tax income for the period from November 6, 2009 to December 31, 2009. A pre-tax gain of $471.0 million was recorded as a result of the acquisition.

SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation – The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions pertaining to the reporting of assets and liabilities, including the fair value of assets acquired and liabilities assumed (including the FDIC indemnification asset), valuation of OREO, evaluation of goodwill for impairment, the allowance for loan losses, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

            Principles of Consolidation – The financial statements include the accounts of the Company and its subsidiaries, East West Bank and East West Insurance Services, Inc. All intercompany transactions and accounts have been eliminated in consolidation. The Company also has nine wholly-owned subsidiaries that are statutory business trusts (the "Trusts") that are not consolidated into the accounts of East West Bancorp, Inc.

            Fair Value – Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and in many cases may require us to make a number of significant judgments. Based on the observability of the inputs used in the valuation techniques, we classify our assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC 820. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

            Securities Purchased Under Resale Agreements ("Resale Agreements") – The Company purchases securities under resale agreements with terms that range from one day to several years. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are over-collateralized to ensure against unfavorable market price movements. In the event that the fair value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. Resale agreements which are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents. Resale agreements with terms greater than 90 days are separately categorized. The Company had no short-term resale agreements as of December 31, 2009 and 2008.

            Investment Securities – The Company classifies its investment securities according to their purpose and holding period. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at fair value. Realized and unrealized gains or losses on trading account securities are included in noninterest income. As of December 31, 2009 and 2008, there were no trading account securities in the investment portfolio. Held-to-maturity debt securities are recorded at amortized cost. The Company has the intent and ability to hold such securities to maturity. Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss, net of tax, in stockholders' equity.

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

            For current broker prices obtained on certain investment securities that the Company believes are based on forced liquidation or distressed sale values in very inactive markets, the Company has modified its approach in determining the fair values of these securities. The Company has determined that each of these securities will be individually examined for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach (income approach). In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates are taken into consideration in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market.

            Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

            The Company assesses, at each reporting date, whether there is an "other-than-temporary" impairment ("OTTI") in its portfolio of investment securities. If we determine that a decline in fair value is other-than-temporary, an impairment loss is recognized in current earnings. For debt securities for which we have the intent and ability to hold the security for a period necessary to recover the non-credit related impairment losses, only the credit related impairment amount is recognized in earnings. In these instances, the noncredit-related impairment losses are charged to other comprehensive income. The Company examines all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors that are examined to assess impairment include the nature of the investments, severity and duration of the loss, the probability that the Company will be unable to collect all amounts due, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, management reexamines the Company's financial resources as well as the Company's overall ability and intent to hold the securities until their fair values recover.

            The Company considers all available information relevant to the collectibility of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for its portfolio of residual securities and trust preferred securities. The Company considers factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

            Residual Securities – Residual securities represent retained beneficial interests in certain components of cash flows of underlying mortgage loans in connection with the Company's securitization transactions. Residual securities include interest-only mortgage securities and overcollateralization bonds and are reported at their estimated fair values with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of residual securities exceeds the fair value and the unrealized loss is considered to be other-than-temporary, an impairment charge is recognized in earnings.

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

            Interest income on residual securities is recognized using a prospective interest method, particularly with reagrd to beneficial interests in securitized financial assets that (a) can contractually be prepaid or otherwise settled in such a way that the Company may not recover substantially all of its recorded investment (such as interest-only strips) or (b) are not of high credit quality at the acquisition date. The excess of all estimated cash flows attributable to these interests over its principal amount is recognized as interest income (throughout the life of the retained interests) using the effective yield method. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The estimated cash flows change as management's assumptions for credit losses, borrower prepayments, and interest rates are updated.

            Loans Receivable – Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower's ability to repay the loan.

            Loans held for sale are carried at the lower of aggregate cost or fair value. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.

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

            Acquired Loans – Acquired loans are valued as of acquisition date in accordance with ASC 805 Business Combinations, formerly FAS 141R Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Further, the Company elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology.

            Under ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans acquired in the FDIC-assisted acquisition of United Commercial Bank in fifty two different pools, based on common risk characteristics.

            The cash flows expected over the life of the loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity, payment curves, loss curves and prepayment speeds are utilized to calculate the expected cash flows.

            The excess of the cash flows expected at acquisition to be collected over the fair value is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the cash flows expected to be collected is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

            Covered Loans – Loans acquired in a FDIC-assisted acquisition that are subject to a FDIC shared-loss agreement are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. All covered loans are accounted for under ASC 805 and ASC 310-30.

            FDIC Indemnification Asset – In conjunction with the FDIC-assisted acquisition of United Commercial Bank, the Bank entered into a shared-loss agreement with the FDIC related to covered loans and covered other real estate owned (see below). The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreement. The Company has elected to account amounts receivable under the shared-loss agreement as an indemnification asset in accordance with ASC 805, Business Combinations. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered loans over those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

            Other Real Estate Owned – Other real estate owned ("OREO") represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are also charged to noninterest expense. If the OREO is sold shortly after it is received in a foreclosure (within three months), the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan losses, if deemed material. Otherwise, any declines in value after foreclosure are recorded as gains or losses from the sale or disposition of the real estate. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

            Covered Other Real Estate Owned – All other real estate owned acquired in a FDIC-assisted acquisition that are subject to a FDIC shared-loss agreement are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the FDIC indemnification asset (see above), with the estimated net loss to the Bank recorded as a provision for credit losses.

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

            Goodwill and Other Intangible Assets – The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired, as a result of various past acquisitions. If the consideration paid is less than the fair value of the net assets acquired, the Company will record a bargin purchase gain. Goodwill is not amortized and is reviewed for impairment on an annual basis on December 31, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits, which is typically 7 to 15 years. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and premiums on deposits is recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

            Investment in Federal Home Loan Bank of San Francisco Stock – As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income. Since January 2009, the FHLB has not made dividend payments or repurchased excess capital stock in order to preserve capital.

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

            Premises and Equipment – The Company's premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and building improvements	25 years
Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

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

            Mortgage Servicing Assets – Mortgage servicing assets are initially recorded at fair value. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Evaluation of impairment is performed on a quarterly basis using discounted static cash flow analysis in combination with mortgage dealer consensus prepayment forecasts. Variations in either or a combination of these factors could materially affect the estimated values of mortgage servicing assets. In conjunction with the valuation process, each class of servicing assets is stratified to evaluate and measure impairment, which is measured as the excess of cost over fair value. Determination of each stratum is based on one or more predominant risk characteristics of the underlying financial assets, including loan type, maturity and interest rates. Impairment, if it occurs, is recognized through a valuation allowance for each class.

            Securities Sold Under Repurchase Agreements ("Repurchase Agreements") – The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

            Long-Term Debt – Long-term debt consists of both junior subordinated debt and subordinated debt. The Company has established nine statutory business trusts whereby the Company is the owner of all the beneficial interests represented by the common securities of the Trusts, and third parties hold the fixed and variable rate capital securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes.

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

            The Company examines its financial statements, its income tax provision, and its federal and state income tax returns and analyzes its tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. In the event a tax position is not more likely than not to be sustained by the tax authorities, a reserve is established by management with a corresponding charge to provision for income taxes. The Company recognizes interest and penalties arising from income tax settlements as part of its provision for income taxes. Upon adoption of ASC 740-10 (previously FIN No. 48, Accounting for uncertainty in Income Taxes) on January 1, 2007, the Company recorded a net decrease to retained earnings of $4.6 million related to the measurement of a position that the Company had taken with respect to the tax treatment of regulated investment companies (RICs). See Note 20 to the consolidated financial statements.

            Stock-Based Compensation – The Company issues stock-based compensation to certain employees, officers, and directors and accounts for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in Accounting Principles Board ("APB") Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

            In adopting the fair value method discussed above, the Company elected to follow the modified prospective method, which required application of the new standard to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are being recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123.

            Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. The difference between the net proceeds received and the carrying amount of the financial assets being sold is recognized as a gain or loss on sale.

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

            Comprehensive Income – The term "comprehensive income" describes the total of all components of comprehensive income, including net income and other comprehensive income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity by identifying each element of comprehensive income, including net income.

            Derivative Financial Instruments – As part of its asset and liability management strategy, the Company may use derivative financial instruments to mitigate exposure to risk. All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheet at fair value with the change in fair value reported in earnings.

            Reclassifications – Certain items in the consolidated statements of operations for the years ended December 31, 2008 and 2007 were reclassified to conform to the 2009 presentation. These reclassifications did not affect previously reported net income.

RECENT ACCOUNTING STANDARDS

            In December 2007, the FASB issued ASC 805 (previously SFAS No. 141(R), Business Combinations). ASC 805 establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for the Company on January 1, 2009, and was applied in the Company's acquisition of United Commercial Bank (see Note 2).

            In March 2008, the FASB issued ASC 815-10-50 (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815-10-50 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows of the Company. It was effective for the Company in 2009. The disclosures required by this standard are located in Note 7.

            In December 2008, the FASB issued ASC-10-50 (previously FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities"). This disclosure-only ASC improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs). The disclosures required by this ASC are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. This ASC was effective for the Company in 2009.

            In January 2009, the FASB issued ASC 325-40 (previously FSP EITF 99-20-1), Amendments to the Impairment Guidance of EITF Issue No. 99-20 , which revises the other-than-temporary-impairment ("OTTI") guidance on beneficial interests in securitized financial assets that are within the scope of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets). ASC 325-40 amends Issue 99-20, to more closely align its OTTI guidance with ASC 320-10 (previously FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities), by (1) removing the notion of a "market participant" and (2) inserting a "probable" concept related to the estimation of a beneficial interest's cash flows. ASC 325-40 was effective for the Company on a prospective basis for interim and annual periods ending after December 15, 2008, or December 31 for the Company. Retrospective application of this ASC was prohibited. The adoption of this guidance did not have a material effect on the Company's financial condition, results of operations, or cash flows.

            In April 2009, the FASB issued ASC 320-10-65 (previously FSP FAS 115-2 and FAS 124, Recognition and Presentation of Other-Than-Temporary Impairments), which makes changes to the timing of loss recognition and earnings for debt and similar investment securities classified as either "available-for-sale" or "held-to-maturity". The ASC provides that if an entity intends to sell an impaired debt security prior to recovery of its amortized cost basis, or if it is more likely than not that it will have to sell the security prior to recovery, then the full amount of the impairment is to be classified as other-than-temporary and recognized in earnings. Otherwise, the portion of the impairment loss deemed to constitute a credit loss is considered an OTTI loss to be reported in earnings, with the non-credit loss portion recognized in other comprehensive income. This ASC also requires entities to initially apply the provisions of the standard to the noncredit portion of previously recorded OTTI impaired securities, existing as of the date of initial adoption, by making a cumulative-effect adjustment from the opening balance of retained earnings to other comprehensive income in the period of adjustment. Upon adoption of ASC 320-10-65, the Company reclassified the noncredit portion of previously recognized OTTI totaling $8.1 million, net of tax, from the opening balance of retained earnings to other comprehensive income. Additionally, upon implementation of this ASC as of March 31, 2009, the Company recorded $200 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $7.6 million, net of tax, of the non-credit portion of OTTI in other comprehensive income.

            In April 2009, the FASB issued ASC 820-10-65 (previously FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods. The adoption of this ASC resulted in additional disclosures which are presented in Note 3 of the Company's condensed consolidated financial statements.

            In April 2009, the FASB issued ASC 820-10-50, (previously FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which increases the frequency of fair value disclosures from an annual basis only to a quarterly basis. The guidance will require public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of ASC 825 (previously SFAS No. 107, Disclosures about Fair Value of Financial Instruments), as well as the methods and significant assumptions used to estimate the fair value of those instruments. The ASC was adopted on June 30, 2009 and resulted in additional disclosures which are presented in Note 3 of the Company's condensed consolidated financial statements.

            In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, Accounting for Transfers of Financial Assets, which amends Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. It is effective for financial statements issued for fiscal years beginning after November 15, 2009, and early adoption is prohibited. The adoption of this guidance did not have a material impact to the Company's consolidated financial statements.

            In June 2009, the FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. It is effective for financial statements issued for fiscal years beginning after November 15, 2009, and early adoption is prohibited. The adoption of this guidance does not have a material effect on its financial condition, results of operations, or cash flows.

            In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

2.         BUSINESS COMBINATIONS

            On November 6, 2009 the Bank acquired certain assets and assumed certain liabilities of United Commercial Bank from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into a shared-loss agreement, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and accrued interest on loans for up to 90 days. We refer to the acquired loans and OREO subject to the shared-loss agreement collectively as "covered assets." Under the terms of the our shared-loss agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $2.05 billion on covered loans and absorb 95% of losses and share in 95% of loss recoveries exceeding $2.05 billion. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the November 6, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

            The Bank purchased assets with fair value of approximately $5.90 billion in loans, $599.0 million of cash and cash equivalents, $147.4 million in securities purchased under sale agreements, $1.56 billion in investment securities and $207.6 million of other assets of United Commercial Bank from the FDIC. The Bank also assumed liabilities with fair values of $6.53 billion of deposits, $1.84 billion in Federal Home Loan Bank advances, $858.2 million of securities sold under repurchase agreements, other borrowings of $90.6 million and $254.2 million of other liabilities of United Commercial Bank from the FDIC. United Commercial Bank was a full service commercial bank headquartered in San Francisco, California that operated 63 branch locations in the U.S. We made this acquisition to expand our presence domestically, primarily in the State of California.

            The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the November 6, 2009 acquisition date.

The application of the acquisition method of accounting resulted in a net after-tax gain of $291.5 million. A summary of the net assets received from the FDIC is as follows:

November 6, 2009
(In thousands)
Cash and cash equivalents	$599,036
Securities purchased under resale agreements	147,400
Investment securities	1,561,446
Investment in Federal Home Loan Bank stock	93,488
Loans covered by loss sharing	5,660,432
Loans not covered by loss sharing	236,504
Other real estate owned	38,031
Investment in affordable housing partnerships	41,552
Premises and equipment	6,209
Due from customers on acceptances	39,282
Mortgage servicing rights	5,192
Core deposit intangible	74,440
FDIC shared-loss receivable	1,143,989
FDIC settlement receivable	173,995
Accrued interest receivable	36,273
Other assets	4,688

Total assets acquired	9,861,957

Deposits	6,529,864
Federal Home Loan Bank advances	1,837,593
Securities sold under repurchase agreements	858,244
Other borrowings	90,591
Bank acceptances outstanding	39,282
Accrued interest payable	25,028
Deferred tax liability	179,541
Other liabilities	10,346

Total liabilities assumed	9,570,489

Net assets acquired	$291,468

            The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer. The Bank had a cash payment due from the FDIC for $174.0 million as of November 6, 2009 of which $62.0 million was received in January 2010. In the United Commercial Bank acquisition as shown in the table below, the book value of net assets transferred to the Bank was $990.1 million. The after tax gain of $291.5 million recognized by the Company is considered a bargain purchase transaction under ASC 805 Business Combinations since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as non-interest income in the Company's 2009 Consolidated Statements of Operations.

November 6, 2009
(In thousands)
United Commercial Bank's cost basis net assets on November 6, 2009	$990,106
Cash payment due from the FDIC	173,995
Fair value adjustments:
Loans	(1,795,112)
Core deposit intangible	74,440
FDIC loss sharing receivable	1,143,989
Other real estate owned	(7,057)
Investment in affordable housing partnerships	(1,258)
Premises and equipment	328
Other assets	(2,410)
Time deposits	(11,321)
Federal Home Loan Bank advances	(96,052)
Other borrowings	1,200
Deferred tax liability	(179,541)
Other liabilities	161

Net after-tax gain from United Commercial Bank acquisition	$291,468

            Before the Company acquired United Commercial Bank on November 6, 2009, United Commercial Bank had not completed their restatement process. The restatement process was expected to have resulted in significant adjustments to prior years' financial information. Also, United Commercial Bank did not file any quarterly filings with the SEC during 2009. The Company determined that it cannot place reliance on the financial information of United Commercial Bank for the two years prior to the acquisition. The Company considered the proforma requirements of ASC 805 and was unable to independently substantiate the assumptions of management prior the acquisition date without significant estimates of circumstances prior to that point. The Company does not believe that it can distinguish objectively information about the estimates due to the lack of reliable financial information over the past two fiscal years. After making every reasonable effort, the Company deemed it impracticable to provide proforma financials as required under ASC 805. See table below for United Commercial Bank's contribution to the Company's 2009 results of operations. These amounts exclude the pre-tax bargain purchase gain of $471.0 million and the discount accretion related to both the covered loans and FDIC indemnification asset recorded during the fourth quarter.

UCB
November 7, 2009 – December 31, 2009
(In thousands)
Interest Income	$52,442
Interest Expense	13,427

Net Interest Margin	39,015

Noninterest Income	6,390
Noninterest Expense:
Compensation and employee benefits	12,232
Other noninterest expense	9,895

Total Noninterest expense	22,127

Income before income taxes	$23,278

3.         FAIR VALUE

            Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

  •
  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes mortgage servicing assets, impaired loans, private label mortgage-backed securities, trust preferred securities, and derivatives payable.

            In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following table presents both financial and non-financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2009
	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale
U.S. Treasury securities	$303,472	$303,472	$-	$-
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	832,025	-	832,025	-
U.S. Government agency securities and U.S. Government sponsored enterprise residential mortgage-backed securities
Commercial mortgage-backed securities	26,355	-	26,355	-
Residential mortgage-backed securities	724,348	-	724,348	-
Municipal securities	60,193	-	60,193	-
Other residential mortgage-backed securities
Investment grade	95,517	-	95,517	-
Non-investment grade	41,610	-	28,872	12,738
Corporate debt securities
Investment grade	460,895	-	459,917	978
Non-investment grade	8,861	-	6,906	1,955
U.S. Government sponsored enterprise equity securities	1,782	-	1,782	-
Other securities	9,023	9,023	-	-

Total investment securities available-for-sale	$2,564,081	$312,495	$2,235,915	$15,671

Equity swap agreements	$14,177	$-	$14,177	$-
Derivatives payable	$(14,185)	$-	$-	$(14,185)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2008
	Fair Value Measurements December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale
U.S. Treasury securities	$2,513	$2,513	$-	$-
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,023,934	-	1,023,934	-
U.S. Government agency securities and U.S. Government sponsored enterprise residential mortgage-backed securities
Commercial mortgage-backed securities	-	-	-	-
Residential mortgage-backed securities	380,051	-	380,051	-
Other residential mortgage-backed securities
Investment grade	527,109	-	-	527,109
Non-investment grade	10,216	-	-	10,216
Corporate debt securities
Investment grade	38,275	-	5,581	32,694
Non-investment grade	4,270	-	-	4,270
U.S. Government sponsored enterprise equity securities	1,184	-	1,184	-
Residual securities	50,062	-	-	50,062
Other securities	2,580	2,580	-	-

Total investment securities available-for-sale	$2,040,194	$5,093	$1,410,750	$624,351

Equity swap agreements	$13,853	$-	$13,853	$-
Derivatives payable	$(14,142)	$-	$-	$(14,142)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Twelve Months Ended December 31, 2009
	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Mortgage Servicing Assets	$16,284	$-	$-	$16,284	$1,051
Non-Covered Impaired Loans	191,452	-	-	191,452	(66,936)
Non-Covered OREO	13,832	-	13,832	-	(5,388)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Twelve Months Ended December 31, 2008
	Fair Value Measurements December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Mortgage Servicing Assets	$16,492	$-	$-	$16,492	$(2,387)
Non-Covered Impaired Loans	208,716	-	-	208,716	(7,090)

            At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following table provides a reconciliation of the beginning and ending balances for available-for-sale investment securities by major security type and for major asset and liability categories measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

	Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities		Corporate Debt Securities		EWMT Residual
	Total	Investment Grade	Non-Investment Grade	Investment Grade	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2009	$624,351	$527,109	$10,216	$32,694	$4,270	$50,062	$(14,142)
Total gains or losses (1)
Included in earnings (realized)	(99,729)	2,629	193	26	(106,434)	3,857	(43)
Included in other comprehensive loss (unrealized) (2)	142,801	101,456	(1,433)	(217)	68,015	(25,020)
Purchases, issuances, sales, settlements (3)	(651,752)	(613,582)	(13,850)	(125)	4,704	(28,899)
Transfers in and/or out of Level 3 (4)	-	(17,612)	17,612	(31,400)	31,400	-

Ending balance December 31, 2009	$15,671	$-	$12,738	$978	$1,955	$-	$(14,185)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2009	$(106,434)	$-	$-	$-	$(106,434)	$-	$-

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
3)
Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period. The amounts are recorded at their end of period fair values. In May 2009, the Company desecuritized its portfolio of private-label mortgage backed securities resulting in a $635.6 million decrease in Level 3 investment grade mortgage-backed securities for the year ended December 31, 2009.
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

            The following table provides a reconciliation of the beginning and ending balances for available-for-sale investment securities by major security type and for major asset and liability categories measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities		Corporate Debt Securities		EWMT Residual
	Total	Investment Grade	Non-Investment Grade	Investment Grade	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2008	$700,434	$659,718	$-	$-	$-	$40,716	$-
Total gains or losses (1)
Included in earnings (realized)	(3,031)	(2,964)	-	(7,982)	-	7,915	951
Included in other comprehensive income (unrealized) (2)	(40,779)	(35,972)	-	(17,442)	-	12,635	-
Purchases, Issuances, sales, settlements (3)	(113,057)	(103,096)	-	1,243	-	(11,204)	-
Transfers in and/or out of Level 3 (4)	80,784	9,423	10,216	56,875	4,270	-	(15,093)

Ending balance, December 31, 2008	$624,351	$527,109	$10,216	$32,694	$4,270	$50,062	$(14,142)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2008	$(17,845)	$(17,845)	$-	$-	$-	$-	$-

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

            The Company's Level 3 available-for-sale securities include one private-label mortgage-backed security and certain pooled trust preferred securities. The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has been inactive since mid-2007. It is the Company's view that current broker prices (which are typically non-binding) on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

            For the private-label mortgage-backed security, the Company determined fair value by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach. The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security. For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the private-label mortgage-backed security and pooled trust preferred securities, the Company has made assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the securities. The losses recorded in the period are recognized in noninterest income. During the second quarter of 2009, the private-label mortgage-backed security was downgraded from investment grade to non-investment grade.

            In May 2009, the desecuritization of the Company's Level 3 private-label mortgage backed securities resulted in a $635.6 million increase in single and multifamily loans receivable with a corresponding decrease of Level 3 investment grade mortgage-backed investment securities in the table above.

            Equity Swap Agreements – The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years or 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index ("HSCEI"). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company's consideration of its counterparty's credit risk resulted in a $12 thousand adjustment to the valuation of the equity swap agreements for the year ended December 31, 2009. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts.

            Derivatives Payable – The Company's derivatives payable are recorded in conjunction with the certificate of deposits ("host instrument") that pays interest based on changes in the HSCEI and are included in interest-bearing deposits on the consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company's consideration of its own credit risk resulted in a $4 thousand adjustment to the valuation of the derivative liabilities. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

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

            Impaired Loans – The Company's impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as the Company's historical knowledge and changes in market conditions from the time of valuation. Impaired loans fall within Level 3 of the fair value hierarchy since they are measured at fair value based on the most recent valuation information received on the underlying collateral.

            Other Real Estate Owned ("OREO") – The Company's OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans, are considered held-for-sale, and are recorded at the lower of cost or estimated fair value at the time of foreclosure. The fair values of OREO properties are based on third-party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company's appraisal department, credit review, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $13.8 million included in the condensed consolidated balance sheets as of December 31, 2009 is recorded net of estimated disposal costs.

Fair Value of Financial Instruments

            The carrying amounts and fair values of the Company's financial instruments at December 31, 2009 and 2008, were as follows:

	December 31,
	2009		2008
	Carrying Notional or Contract Amount	Estimated Fair Value	Carrying Notional or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$835,141	$835,141	$878,853	$878,853
Short-term investments	510,788	510,788	228,441	228,353
Securities purchased under resale agreements	227,444	232,693	50,000	51,581
Investment securities held-to-maturity	-	-	122,317	123,105
Investment securities available-for-sale	2,564,081	2,564,081	2,040,194	2,040,194
Loans receivable, net	13,844,840	13,519,060	8,069,377	8,036,406
Investment in Federal Home Loan Bank stock	180,217	180,217	86,729	86,729
Investment in Federal Reserve Bank stock	36,785	36,785	27,589	27,589
Accrued interest receivable	82,370	82,370	46,230	46,230
Equity swap agreements	38,828	14,177	43,453	13,853
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	7,088,822	6,214,848	3,399,817	3,141,126
Time deposits	7,898,791	7,912,384	4,742,142	4,750,957
Federal funds purchased	22	22	28,022	28,022
Federal Home Loan Bank advances	1,805,387	1,791,326	1,353,307	1,397,081
Securities sold under repurchase agreements	1,026,870	1,265,565	998,430	1,204,329
Notes payable	7,366	7,366	16,506	16,506
Accrued interest payable	19,386	19,386	18,977	18,977
Long-term debt	235,570	103,442	235,570	120,325
Derivatives payable	38,828	14,185	43,453	14,142

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

            Securities Purchased Under Resale Agreements – For securities purchased under resale agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2009 and 2008, the securities purchased under resale agreements are long-term in nature and the fair value is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.

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

            Investment Securities Available-For-Sale – The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For private label mortgage-backed securities and trust preferred securities, fair values are derived based on a combination of broker prices and discounted cash flow analyses that are weighted as deemed appropriate for each security.

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

            Securities Sold Under Repurchase Agreements – For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2009 and 2008, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

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

4.         CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

            Cash and cash equivalents include cash, amounts due from banks, money-market funds, and other short-term investments with original maturities of less than 90 days. Short-term investments, which include federal funds sold, are recorded at cost, which approximates market.

            The composition of cash and cash equivalents at December 31, 2009 and 2008 is presented as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Cash and amounts due from banks	$585,024	$144,486
Cash equivalents:
Money market funds	150,031	724,156
Other Short-term investments	100,086	10,211

Total cash and cash equivalents	$835,141	$878,853

            Short-term investments include interest-bearing deposits in other banks and other short-term investments with original maturities of greater than 90 days and less than one year.

            The following table provides information on short-term investments as of and for the period ended December 31, 2009 and 2008.

	December, 31
	2009	2008
	(Dollars in thousands)
Balance at end of year	$510,788	$228,441
Average balance outstanding during the year	500,031	25,230
Maximum balance outstanding at any month-end	579,183	228,441
Weighted average interest rate at end of year	0.38%	2.02%

5.         SECURITIES PURCHASED UNDER RESALE AGREEMENTS

            Securities purchased under resale agreements ("resale agreements") increased to $227.4 million as of December 31, 2009, compared with $50.0 million at December 31, 2008. The increase as of December 31, 2009 reflects an additional resale agreement for $30.0 million entered into during 2009 and the assumption of $150.0 million in resale agreements, less a discount of $2.6 million, resulting from the UCB Acquisition.

            The $227.4 million balance of resale agreements at December 31, 2009 is comprised of four resale agreements. One resale agreement for $50 million has a term of fifteen years. The interest rate is initially fixed for the first two years and thereafter becomes floating. There is no interest payment on this agreement if certain swap yield curves are inverted. An additional $30.0 million resale agreement has a resale date of November 16, 2024. The interest rate is 7.5% for each day on which the three month USD London Interbank Offered Rate ("LIBOR") is less than or equal to 7.00%, and 0.00% for each day on which three month USD LIBOR exceeds 7.00%. Interest payments on this resale agreement are made quarterly.

            The Company acquired two resale agreements totaling $150.0 million as a result of the UCB Acquisition. The first resale agreement is for $75.0 million and matures on March 14, 2017. Under the terms of the resale agreement, interest payments are due semi-annually. The interest rate for this resale agreement is based on the six month USD LIBOR plus a margin of 1.75% for the first and second year. For year three through year ten, the interest rate is based on a rate of 7.4% plus ten times the difference between 65% of the average one month USD LIBOR and the average USD SIFMA Swap index, subject to a minimum of 0.00% and a maximum of 10.09%. The second resale agreement is also for $75.0 million and matures on March 30, 2017. Under the terms of the resale agreement, interest payments are due quarterly. The interest rate for this resale agreement is based on 7.72% plus ten times the difference between 65% of the average one month USD LIBOR and the average USD SIFMA Swap index, subject to a minimum of 0.00% and a maximum of 10.19%.

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

            Total interest income on resale agreements amounted to $8.0 million, $6.4 million, and $15.1 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

6.         INVESTMENT SECURITIES

            An analysis of the held-to-maturity and available-for-sale investment securities portfolio is presented as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009
Available-for-sale
U.S. Treasury securities	$304,105	$8	$(641)	$303,472
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	841,953	507	(10,435)	832,025
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities
Commercial mortgage-backed securities	25,503	852	-	26,355
Residential mortgage-backed securities	707,290	17,863	(805)	724,348
Municipal securities	59,264	1,027	(98)	60,193
Other residential mortgage-backed securities
Investment grade	95,181	827	(492)	95,516
Non-investment grade	50,843	368	(9,601)	41,610
Corporate debt securities
Investment grade	441,606	20,428	(1,138)	460,896
Non-investment grade (1)	26,277	-	(17,416)	8,861
U.S. Government sponsored enterprise equity securities	1,998	-	(216)	1,782
Other securities	9,023	-	-	9,023

Total investment securities	$2,563,043	$41,880	$(40,842)	$2,564,081

As of December 31, 2008
Held-to-maturity
Municipal securities	$5,772	$118	$-	$5,890
Corporate debt securities	116,545	904	(234)	117,215

Total investment securities held-to-maturity	122,317	1,022	(234)	123,105
Available-for-sale
U.S. Treasury securities	2,505	8	-	2,513
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	1,020,355	4,762	(1,183)	1,023,934
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	373,690	6,758	(397)	380,051
Other mortgage-backed securities	645,940	-	(108,614)	537,326
Corporate debt securities (1)	116,127	266	(73,849)	42,544
U.S. Government sponsored enterprise equity securities (1)	3,340	-	(2,156)	1,184
Residual securities	25,043	25,019	-	50,062
Other securities (1)	2,570	10	-	2,580

Total investment securities available-for-sale	2,189,570	36,823	(186,199)	2,040,194

Total investment securities	$2,311,887	$37,845	$(186,433)	$2,163,299

(1)
As of December 31, 2008, the Company recorded an OTTI charge of $13.6 million for corporate debt securities, $55.3 million for U.S. Government sponsored enterprise equity securities, and $4.3 million for other securities. Upon adoption of ASC 320, the Company reclassified the noncredit portion of previously recognized OTTI for pooled trust preferred securities totaling $8.1 million, on a net of tax basis, from the opening balance of retained earnings to other comprehensive income as of March 31, 2009. Additionally, the Company recorded $107.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $8.2 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2009.

            The following table shows the Company's rollforward of the amount related to credit losses for the year ended December 31, 2009:

(In thousands)
Beginning balance, January 1, 2009	$-
Additions of OTTI that was not previously recognized	107,671

Ending balance, December 31, 2009	$107,671

            The following table shows the Company's investment portfolio's gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2009 and 2008:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2009
Available-for-sale
U.S. Treasury securities	$253,002	$(641)	$-	$-	$253,002	$(641)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	673,067	(10,435)	-	-	673,067	(10,435)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities
Commercial mortgage-backed securities	-	-	-	-	-	-
Residential mortgage-backed securities	55,947	(805)	-	-	55,947	(805)
Municipal securities	12,369	(98)			12,369	(98)
Other residential mortgage-backed securities
Investment grade	47,343	(492)	-	-	47,343	(492)
Non-investment grade	19,970	(1,011)	12,739	(8,590)	32,709	(9,601)
Corporate debt securities
Investment grade	32,342	(97)	978	(1,041)	33,320	(1,138)
Non-investment grade	-	-	8,861	(17,416)	8,861	(17,416)
U.S. Government sponsored enterprise equity securities	1,782	(216)	-	-	1,782	(216)
Residual securities	-	-	-	-	-	-
Other securities	-	-	-	-	-	-

Total temporarily impaired securities	$1,095,822	$(13,795)	$22,578	$(27,047)	$1,118,400	$(40,842)

As of December 31, 2008
Held-to-maturity
Corporate debt securities	$40,057	$(234)	$-	$-	$40,057	$(234)

Total temporarily impaired securities held-to-maturity	$40,057	$(234)	$-	$-	$40,057	$(234)
Available-for-sale
U.S. Government agency securities and U.S. Government sponsored enterprise debt securities	$143,727	$(1,183)	$-	$-	$143,727	$(1,183)
U.S. Government agency securities and U.S. Government sponsored enterprise mortgage-backed securities	72,245	(397)	-	-	72,245	(397)
Other mortgage-backed securities	17,984	(3,339)	519,090	(105,275)	537,074	(108,614)
Corporate debt securities	4,016	(2,946)	34,611	(70,903)	38,627	(73,849)
U.S. Government sponsored enterprise equity securities	1,184	(2,156)	-	-	1,184	(2,156)

Total temporarily impaired securities available-for-sale	$239,156	$(10,021)	$553,701	$(176,178)	$792,857	$(186,199)

Total temporarily impaired securities	$279,213	$(10,255)	$553,701	$(176,178)	$832,914	$(186,433)

Unrealized Losses

            The Company has seven individual securities that have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2009. These securities are comprised of six corporate debt securities with a total fair value of $9.8 million and one mortgage-backed security with a fair value of $12.7 million. As of December 31, 2009, there were also 72 securities that have been in a continuous unrealized loss position for less than twelve months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to the Company's knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As such, the Company does not deem these securities to be other-than-temporarily impaired as of December 31, 2009.

Corporate Debt Securities (Available-for-Sale)

            The majority of unrealized losses in the available-for-sale portfolio at December 31, 2009 are related to trust preferred debt securities. As of December 31, 2009, the Company had $14.5 million in trust preferred debt securities available-for-sale, representing less than 1% of the total investment securities available-for-sale portfolio. During the year, except for one security that maintained its rating and one security which was downgraded but remained at investment grade status, the ratings for the other fourteen trust preferred securities were downgraded to non-investment grade status due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments. As of December 31, 2009, these non-investment grade debt instruments had gross unrealized losses amounting to $17.4 million, or 66% of the total amortized cost basis of these securities, comprised of $3.3 million in gross unrealized losses and $14.1 million, or $8.2 million on a net of tax basis, in noncredit-related impairment losses recorded during the year ended December 31, 2009 pursuant to the provisions of ASC 320-10-65. As a result of the previously discussed diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $121.8 million on our portfolio of pooled trust preferred securities during the year of which $106.6 million was a pre-tax credit loss recorded through earnings. Included in the $106.6 million in gross unrealized losses, is the reclassification of $14.0 million, or $8.1 million on a net of tax basis, in previously recognized noncredit-related impairment losses from the opening balance of retained earnings to other comprehensive income. This reclassification was recorded as of March 31, 2009 pursuant to the provisions of FSP FAS 115-2 and FAS 124-2.

            During 2008 and 2007, the Company recorded $13.6 million and $405 thousand, respectively, in non-credit related impairment losses on three trust preferred securities due to rating downgrades caused by increases in market spreads, concerns regarding the housing market, and lack of liquidity in the market. None of these securities have experienced any credit-related losses for which OTTI was previously recorded. Upon the implementation of ASC 320-10-65, the Company reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2008 and 2007 from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.

Mortgage-backed Securities (Available-for-Sale)

            As of December 31, 2009, the Company had one private-label available-for-sale mortgage-backed security with a fair value of $12.7 million, with a gross unrealized loss of $8.6 million, or 40.3% of the amortized cost basis of this security, for more than 12 months. During the second quarter of 2009, this security was downgraded from investment grade to non-investment grade. This security is collateralized by single family loans and secured by the first lien on these residential properties. Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis. As such, the Company does not deem this security to be other-than-temporarily impaired as of December 31, 2009. This investment is included in the $41.6 million of non-investment grade mortgage backed securities, representing 1.6% of our total investment securities have an unrealized loss of $9.6 million or 18.9% of the aggregate amortized cost basis of these securities as of December 31, 2009.

            In May 2009, the Company desecuritized its private-label mortgage backed securities which resulted in a $635.6 million increase in single and multifamily loans receivable with a corresponding decrease in available-for-sale investment securities. These single family and multifamily loans were previously originated by the Company and were securitized in 2006 and 2007 for additional liquidity purposes. All of the resulting securities were retained by the Company in its available-for-sale investment portfolio. The Company's decision to desecuritize these securities was prompted by the fair value adjustments recorded on these securities that were based on price points observed in the general market for mortgage-backed securities that were not reflective of the better credit quality of the underlying loans. These loans had very low overall delinquency rates as of December 31, 2009. The accumulated fair value adjustments on these securities, recorded in other comprehensive income, were negatively impacting the Company's tangible common equity. The desecuritization added $30.6 million to the Company's tangible common equity.

Government-Sponsored Equity Preferred Stock (Available-for Sale)

            In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac. The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded from investment grade to non-investment grade status reflecting the cessation of dividend payments on these securities. These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate. The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock. As the assessment on the status of any resumption in dividend payments on these securities was uncertain, the Company recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008. In December 2009, we recorded an additional $1.0 million in OTTI charges. As of December 31, 2009, the fair value of these preferred stock securities was $1.8 million. The outlook for these preferred securities remains stable. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. As such, the Company does not deem these remaining securities to be other-than-temporarily impaired as of December 31, 2009.

            As of December 31, 2008, there were fifteen individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of eleven trust preferred securities with a total fair value of $34.6 million and four mortgage-backed securities with a total fair value of $519.1 million. As of December 31, 2008, there were also 72 securities that have been in a continuous unrealized loss position for less than twelve months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, the Company does not deem these securities to be other-than-temporarily impaired.

            The scheduled maturities of investment securities at December 31, 2009 are presented as follows:

	Available-for-sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$813,668	$804,332
Due after one year through five years	694,703	700,212
Due after five years through ten years	197,562	201,179
Due after ten years	855,112	856,576
Indeterminate maturity	1,998	1,782

Total	$2,563,043	$2,564,081

            Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

            Proceeds from sales of available-for-sale securities during 2009, 2008 and 2007 were $1.65 billion, $699.4 million and $541.1 million, respectively. Gross realized gains were $11.9 million, $9.0 million and $8.3 million during 2009, 2008 and 2007, respectively. Other than other-than-temporary impairment, the Company recorded no gross realized losses, $472 thousand and $472 thousand in 2009, 2008 and 2007, respectively. The realized losses recognized in 2007 primarily relate to the sale of U.S. Government sponsored enterprise mortgage-backed securities. The tax expense on the sale of investment securities available-for-sale amounted to $5.0 million, $3.8 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

            At December 31, 2009 and 2008, investment securities available-for-sale with a par value of $1.5 billion and $1.83 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, Federal Reserve Bank's discount window, or for other purposes required or permitted by law. None of the investment securities held-to-maturity were pledged as of December 31, 2009 and 2008.

            During the year ended December 31, 2007, the Company securitized $1.18 billion in residential and multifamily mortgage loans through FNMA and through private label securitization. These transactions were treated as guaranteed mortgage securitizations, and in accordance with the provisions of ASC 860 (previously SFAS No. 140), they were accounted for as neither sales nor financings which had no impact on the Company's results of operations. All of the resulting securities were retained in the Company's available-for-sale securities portfolio and the Company recorded $13.8 million in mortgage servicing assets as a result of the securitizations as the Bank serviced the underlying loans. There were no securitization activities recorded in 2008. As previously discussed, in May 2009 the Company desecuritized its private label mortgage-backed securities. This resulted in the reduction of mortgage servicing assets by $6.6 million.

            At December 31, 2009, we had no held-to-maturity investment securities compared to $122.3 million at December 31, 2008. During 2009 and subsequent to the UCB Acquisition, we transferred $681.4 million held-to-maturity investment securities to available-for-sale.

7.         DERIVATIVE FINANCIAL INSTRUMENTS

            Warrants – At December 31, 2009 and 2008, the Company had outstanding warrants to purchase the common stock of various companies. The Company received these warrants in connection with certain lending relationships, primarily with small, privately-held companies. The fair value of these warrants was zero at December 31, 2009 and approximately $549 thousand at December 31, 2008. As of December 31, 2009 the warrants were either exercised or written off.

            Equity Linked Certificate of Deposits – During 2004, the Company entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that was offered to customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the "HSCEI"). Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market every month with resulting changes in fair value recorded in the consolidated statements of operations.

            In December 2007, the Company entered into two new equity swap agreements in a promotional deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. As of December 31, 2009, the combined notional amounts of the equity swap agreements totaled $38.8 million. As of December 31, 2008, the combined notional amounts of the equity swap agreements totaled $24.1 million.

            The fair values of the equity swap agreements and embedded derivative liability for these six derivative contracts amounted to $14.2 million and $14.2 million, respectively, as of December 31, 2009, compared to $13.9 million and $14.1 million, respectively, as of December 31, 2008. The embedded derivative liability is included in interest-bearing deposits and the equity swap agreements are included in other assets on the consolidated balance sheets. The fair value of the derivative contracts is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and time remaining to the maturity of the call option. The Company has also considered the counterparty's as well as its own credit risk in determining the valuation of both the equity swap agreements and embedded derivative liability.

8.         COVERED ASSETS AND FDIC INDEMNIFICATION ASSET

    Covered Assets

            Covered assets are loans receivable and real estate owned "REO" that were acquired in the UCB Acquisition in November 6, 2009 for which the Company entered into a shared-loss agreement (the "shared-loss agreement") with the FDIC. The shared-loss agreement covered all the loans originated by United Commercial Bank in the domestic U.S. and Hong Kong. Loans originated by United Commercial Bank in China under its United Commercial Bank China (Limited) subsidiary were not included in the shared-loss agreement. The Company will share in the losses, which begins with the first dollar of loss occurred, of the loan pools (including single family residential mortgage loans, commercial loans "covered loans" and foreclosed loan collateral and other real estate owned), together covered ("covered assets") under the shared-loss agreement.

            Pursuant to the terms of the shared-loss agreement, the FDIC is obligated to reimburse the Company 80% of eligible losses of up to $2.05 billion with respect to covered assets. The FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion with respect to covered loans. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered loans. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the November 6, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

            On January 14, 2020, the Company is required to pay to the FDIC 50% of the excess, if any of (i) $410 million over (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of December 31, 2009, the estimate for this liability is zero.

            At the November 6, 2009 acquisition date, we accounted for the loan portfolio acquired from United Commercial Bank at fair value and estimated that the fair value of the loan portfolio subject to the shared-loss agreement at $5.66 billion. This represents the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the "accretable yield") is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date. In the determination of contractual cash flows and cash flows expected to be collected, we assumed no prepayment on the SOP 03-3 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the SOP 03-3 accrual loans for single-family, multi-family and commercial real estate, we used a third party vendor to obtain prepayment speeds, in order to be consistent with the market participation notion of the accounting standards. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The Company has elected to account for all loans acquired in the FDIC-assisted acquisition of United Commercial Bank under ASC 310-30.

            United Commercial Bank's loan portfolio included unfunded commitments for commercial lines of credit, constructions draws and other lending activity. Any additional advances on these loans subsequent to November 6, 2009 are not accounted for under ASC 310-30. The total commitment outstanding as of the acquisition date is included under the shared-loss agreement. As such, any additional advances, up to the total commitment outstanding at the time of acquisition are covered loans.

            The covered loans acquired are and will continue to be subject to the Bank's internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the November 6, 2009 acquisition fair value amount, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC indemnification asset or receivable.

            The fair value and the composition of the covered loans as of acquisition date, November 6, 2009 are as follows:

	Balance at acquisition date, November 6, 2009
	Credit Impaired	Other Loans	Total
	(In thousands)
Real estate loans
Residential single family	$23,042	$633,820	$656,862
Residential multifamily	164,754	1,020,985	1,185,739
Commercial and industrial real estate	918,348	1,562,091	2,480,439
Contruction and land	1,304,112	165,660	1,469,772

Total real estate	2,410,256	3,382,556	5,792,812

Other loans:
Commercial business	702,486	698,681	1,401,167
Other consumer	636	104,688	105,324

Total other loans	703,122	803,369	1,506,491

Total principal balance	3,113,378	4,185,925	7,299,303
Covered discount	(1,108,059)	(530,812)	(1,638,871)

Total covered loans	$2,005,319	$3,655,113	$5,660,432

            The carrying amounts and the composition of the covered loans as of December 31, 2009 are as follows:

	Balance at December 31, 2009
	Credit Impaired	Other Loans	Total
	(In thousands)
Real estate loans
Residential single family	$22,325	$621,742	$644,067
Residential multifamily	158,452	1,010,413	1,168,865
Commercial and industrial real estate	900,165	1,515,284	2,415,449
Contruction and land	1,236,228	155,500	1,391,728

Total real estate	2,317,170	3,302,939	5,620,109

Other loans:
Commercial business	603,507	580,260	1,183,767
Other consumer	422	100,377	100,799

Total other loans	603,929	680,637	1,284,566

Total principal balance	2,921,099	3,983,576	6,904,675
Covered discount	(1,033,720)	(474,948)	(1,508,668)

Net valuation of loans	1,887,379	3,508,628	5,396,007
Subsequent acquisition loan advances	—	202,148	202,148

Total covered loans	$1,887,379	$3,710,776	$5,598,155

            At December 31, 2009, $675.6 million of the credit impaired loans were considered to be nonperforming loans.

            The following table shows the estimated fair value and carrying amounts for the covered loans as of acquisition date November 6, 2009 and year ended December 31, 2009, respectively:

Description	At Acquisition November 6, 2009	Year End December 31, 2009
	(In thousands)
Contractually required payments of interest and principal	$8,407,745	$7,976,064
Nonaccretable difference	(1,705,626)	(1,596,950)

Cash flows expected to be collected (1)	6,702,119	6,379,114
Accretable difference	(1,041,687)	(983,107)

Carrying value of covered loans	$5,660,432	$5,396,007

(1)
Represents undiscounted expected principal and interest cash flows.

            Changes in the accretable yield for the covered loans for the year ended December 31, 2009 is as follows:

Description	Accretable Yield
(In thousands)
Balance at beginning of period	$-
Acquisition	1,041,687
Accretion	(9,731)
Disposals	(48,849)

Balance at end of period	$983,107

            The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

  •
  estimate of the remaining life of acquired loans which may change the amount of future interest income

  •
  estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

  •
  indices for acquired loans with variable rates of interest.

            From the acquisition date of November 6, 2009 to December 31, 2009, excluding scheduled principal payments, a total of $333.8 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, or transferred to covered OREO. The payoff activity during this period of time was higher than anticipated and what was modeled, however management does not believe this activity suggests the need for a change in the original prepayment assumptions at this time. The loan discount related to these prepayments of $74.4 million was recorded as an adjustment to interest income in 2009. No impairment write-downs were recorded in 2009.

    FDIC Indemnification Asset

            As of November 6, 2009, we recorded an FDIC indemnification asset of $1.14 billion, consisting of the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreement. From the period of time from November 7, 2009 through December 31, 2009, the Company recorded $8.3 million of accretion into income. Additionally, because of the high prepayment activity during this timeframe, the Company wrote down the FDIC indemnification asset by $60.5 million and recorded the adjustment to noninterest (loss) income. As of December 31, 2009, the recorded FDIC indemnification asset was $1.09 billion.

            The table below shows FDIC indemnification asset activity for 2009:

2009
(In thousands)
Balance November 6, 2009	$1,143,989
Accretion	8,329
Writeoff	(60,504)

Balance December 31, 2009	$1,091,814

9.         NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

            The following is a summary of loans receivable:

	December 31,
	2009	2008
	(In thousands)
Real estate loans:
Residential single family	$930,392	$491,315
Residential multifamily	1,022,383	677,989
Commercial and industrial real estate	3,964,622	4,048,564
Construction	455,142	1,260,724

Total real estate loans	6,372,539	6,478,592

Other loans:
Commercial business	1,283,182	1,210,260
Trade finance	220,528	343,959
Automobile	6,817	9,870
Other consumer	617,967	206,772

Total other loans	2,128,494	1,770,861

Total gross loans	8,501,033	8,249,453
Unearned fees, premiums and discounts, net	(43,529)	(2,049)
Allowance for loan losses	(238,833)	(178,027)
Loans held for sale	28,014	-

Loans receivable, net	$8,246,685	$8,069,377

            Accrued interest on non-covered loans receivable amounted to $36.3 million and $32.5 million at December 31, 2009 and 2008, respectively.

            Loans serviced for others amounted to $1.55 billion and $2.31 billion at December 31, 2009 and 2008, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing. The bank has limited recourse for which a reserve has been established of $2.9 million at December 31, 2009 and $1.3 million at December 31, 2008. These loans are maintained off balance sheet and are not included in the loans receivable balance. The Bank held $4.7 million in custodial accounts on behalf of investors at December 31, 2009.

            At December 31, 2009 and 2008, loans receivable totaling $6.42 billion and $4.03 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, and for other purposes required or permitted by law.

            The Bank offers both fixed and adjustable rate ("ARM") first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $226.6 million and $131.3 million in new residential single family loans during 2009 and 2008, respectively. The Bank primarily offers ARM loan programs that have six-month, three-year, five-year, or seven-year initial fixed periods. Residential single family mortgage loans are originated under three different types of programs: full/alternative documentation, reduced documentation and no documentation. The underwriting criteria for these loan programs vary in income and asset documentation levels. The Bank's underwriting criteria for all the loans in its residential single family mortgage loan programs include minimum FICO scores and maximum loan-to-value ratios. Additionally, the full/alternative documentation loan program requires verification of employment and income. Reduced documentation loans are primarily intended for borrowers who are self-employed. Generally, the Bank requires reduced documentation borrowers to have more equity in the property and higher amounts of liquid reserves. Finally, the no documentation loan program is designed for borrowers who demonstrate excellent credit quality and have the ability to place a large down payment or have high equity in the property. Of the $226.6 million in residential single family mortgage loans originated during 2009, 22% or $50.1 million were full/alternative documentation loans, 16% or $35.5 million were reduced documentation loans, 27% or $62.1 million were no documentation loans, and 35% or $78.9 million were limited documentation loans. In comparison, of the $131.3 million in residential single family mortgage loans originated during 2008, 7% or $8.8 million were full/alternative documentation loans, 35% or $46.0 million were reduced documentation loans and 55% or $76.6 million were no documentation loans.

            The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2009 and 2008, the Bank originated $27.6 million and $27.8 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. Prior to the latter half of 2007, the Bank originated multifamily mortgage loans under two different types of programs: full documentation and reduced documentation. The underwriting criteria for these loan programs vary in income and asset documentation levels, similar to the programs mentioned in the residential single family loan programs. Underwriting criteria generally include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios.

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

            The Bank has purchased adjustable rate mortgage loans which permit different repayment options. The monthly payment is set as the initial interest rate for the first year of the loan. After that point, the borrower can make a minimum payment that is limited to a 7.5% increase in payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loans' principal balance. These single family residential loans completely re-amortize every five years and the monthly payment is reset at that point. None of the adjustable rate mortgages held in the Bank's loan portfolio that have the potential to negatively amortize were negatively amortizing as of December 31, 2009 and 2008.

            The Bank's total exposure related to these products included in loans receivable for the years ended December 31, 2009 and 2008 is summarized as follows:

	Unpaid Principal Balance as of December 31,
	2009	2008
	(In thousands)
Interest only mortgage loans	$16,306	$40,399
Adjustable rate mortgages with negative amortization features:
Residential single family loans	853	1,181
Residential multifamily loans	17,198	9,399

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

Allowance for Loan Losses

            An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of year	$178,027	$88,407	$78,201
Allowance from acquisitions	-	-	4,125
Allowance for unfunded loan commitments, letters of credit and other recourse provision	(1,778)	5,044	841
Provision for loan losses	528,666	226,000	12,000
Impact of desecuritization	9,262	-	-
Gross chargeoffs	(485,256)	(147,451)	(7,206)
Gross recoveries	9,912	6,027	446

Balance, end of year	$238,833	$178,027	$88,407

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

            There were no commitments to lend additional funds to borrowers whose loans are impaired. The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Recorded investment with related allowance	$47,597	$69,165	$67,105
Recorded investment with no related allowance	143,855	162,913	56,711
Allowance on impaired loans	(19,622)	(23,362)	(16,272)

Net recorded investment in impaired loans	$171,830	$208,716	$107,544

Average total recorded investment in impaired loans	$227,200	$266,456	$120,972

            The following is a summary of interest foregone on impaired loans for the years ended December 31:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$13,743	$18,986	$9,680
Less: Interest income recognized on impaired loans on a cash basis	(10,231)	(11,647)	(6,801)

Interest foregone on impaired loans	$3,512	$7,339	$2,879

            The Company recorded $528.7 million in loan loss provisions during 2009, as compared to $226.0 million in loss provisions recorded during 2008. The increase in loss provisions recorded during 2009, compared to 2008, was due to the sustained downturn in the real estate market and the overall economy.

            During 2009, the Company recorded $475.3 million in net chargeoffs representing 5.69% of average non-covered loans outstanding during the year. In comparison, the Company recorded net chargeoffs totaling $141.4 million, or 1.64% of average loans outstanding, during 2008. Moreover, the volume of delinquent and nonperforming loans also increased significantly in 2009 relative to 2008 as a result of the deterioration in the real estate and housing markets.

            The allowance for loan losses as of December 31, 2009 and 2008 was determined using the Company's systemic methodology, including recent loss history and information obtained from our loan review efforts, and is adequate for inherent losses in the loan portfolio at the balance sheet dates.

            Nonaccrual Loans – Non-covered nonaccrual loans totaled $173.2 million and $214.6 million at December 31, 2009 and 2008, respectively. The increase in nonaccrual loans as of December 31, 2009 is due primarily to an increase in nonperforming land and residential construction loans resulting from the downturn in the housing market. Loans totaling $95.2 million which were under 90 days past due as of December 31, 2009 were included in nonaccrual loans as of December 31, 2009.

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

            Although certain loans are not 90 days or more delinquent and therefore still accruing interest, the Company has classified them as impaired as of December 31, 2009 because they exhibit one or more of the characteristics described above.

            Loans Past Due 90 Days or More but not on Nonaccrual – At December 31, 2009 and 2008, there were no loans past due 90 days or more but not on nonaccrual status.

            Restructured Loans – The Company had $114.0 million and $11.0 million in total performing restructured loans as of December 31, 2009 and 2008, respectively. Non performing restructured loans were $10.1 million at December 31, 2009 and are included in nonaccrual loans. Included in the $114.0 million total restructured loans as of December 31, 2009 were $96.0 million in performing A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B notes balance as of December 31, 2009 is comprised of A note balances only. The A notes are performing loans at market interest rates with adequate collateral and cash flow and are accruing interest. In accordance with generally accepted accounting principles, A notes need not be disclosed as troubled debt restructurings in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. At December 31, 2009, the amount of commitments for restructured loans were not significant.

            Non-Covered Other Real Estate Owned – As of December 31, 2009, the Company had 28 OREO properties with a combined carrying value of $13.8 million. Approximately 68% of OREO properties as of December 31, 2009 were located in the Greater Los Angeles area and Inland Empire region of Southern California. During 2009, the Company foreclosed on 130 properties with an aggregate carrying value of $119.0 million as of the foreclosure date. During this period, the Company also sold 153 OREO properties with a combined carrying value of $112.2 million resulting in a total net loss on sale of $5.4 million. During the year ended December 31, 2008, the Company sold 29 OREO properties with a combined carrying value of $44.5 million for a net loss of $852 thousand. For the year ended December 31, 2007, the Company sold one OREO property with a carrying value of $2.8 million for a net gain of $1.3 million.

            Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures, and Recourse Provisions – The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2009 and 2008, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $8.1 million and $6.3 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

            Credit Risk and Concentrations – There has been a significant slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of the Company's loan customers are based. As of December 31, 2009, the Company had $4.43 billion in non-covered commercial real estate and construction loans. Substantially all of the Company's real estate loans are secured by real properties located in California. Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on the Company's financial condition, net income and capital. In addition, although most of the Company's trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California-based customers engaged in import activities. In addition, we also offer Export-Import financing to various domestic and foreign exporters. These loans are guaranteed by the Export-Import Bank of the United States.

10.       INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

            The Company has in the past invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. These investments increased with the acquisition of United Commercial Bank in 2009. The Company's ownership in each limited partnership varies from 1% to 20%. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. Depending on the ownership percentage and the influence the Company has on the limited partnership, the company uses either the equity method or cost method of accounting. Each limited partnership is being amortized using a level-yield method over the lives of the related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

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

	December 31,
	2009		2008
	Amount	Count	Amount	Count
	(Dollars in thousands)
Tax credit partnerships:
Equity method	$50,135	34	$17,990	7
Cost method	34,696	11	30,151	10

Grand total	$84,831	45	$48,141	17

Notes payable	$7,365		$16,506
Remaining tax credits	$75,894		$47,923

            The Company's usage of federal tax credits approximated $7.1 million, $5.7 million and $5.2 million during 2009, 2008 and 2007, respectively. Investment amortization amounted to $7.0 million, $7.1 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, one investment incurred an impairment charge of $5.6 million.

11.       PREMISES AND EQUIPMENT

            Premises and equipment is included in other assets and consists of the following:

	December 31,
	2009	2008
	(In thousands)
Land	$15,545	$13,285
Office buildings	27,923	25,068
Leasehold improvements	24,663	23,648
Furniture, fixtures and equipment	39,253	37,917

Total cost	107,384	99,918
Accumulated depreciation and amortization	(48,285)	(39,734)

Net book value	$59,099	$60,184

            Depreciation expense on premises and equipment was $7.5 million, $8.3 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

            Capitalized assets are depreciated or amortized on a straightline basis in accordance with the estimated useful life for each fixed asset class. The estimated useful life for furniture and fixtures is seven years, office equipment is for five years and twenty-five years for buildings and improvements. Leasehold improvements are amortized over the term of the lease or useful life, whichever is shorter.

12.       GOODWILL AND OTHER INTANGIBLE ASSETS

            The carrying amount of goodwill amounted to $337.4 million at December 31, 2009 and 2008. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment writedowns as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

            During 2009, both the U.S. and global financial markets continued to experience volatility and the effect of such volatility continued to unfavorably impact the market prices of banking stocks, including the Company's. As of December 31, 2009, the Company's market capitalization based on total outstanding common and preferred shares was $2.63 billion and its total stockholders' equity was $2.28 billion. The Company performed its annual impairment test as of December 31, 2009 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

            During the first quarter of 2009, the Company re-aligned its management reporting structure and identified three business divisions that meet the criteria of an operating segment in accordance with generally accepted accounting principles. The Company's three operating segments are Retail Banking, Commercial Banking, and Other. The Company determined that there were no additional reporting units below each operating segment and therefore the reporting units are equivalent to the operating segments. See Note 26 to the Company's condensed consolidated financial statements presented elsewhere in this report for a further discussion of the revised business segments.

            In order to determine the fair value of the reporting units, a combined income and market approach was used. Under the income approach, the Company provided a net income projection for the next 5 years plus a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approaches, the value from each approach was appropriately weighted to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2009 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill. No assurance can be given that goodwill will not be written down in future periods. The Company recorded goodwill impairment of $858 thousand as a charge to earnings during 2008.

            The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are summarized in the following table:

	As of December 31,
	2009	2008
Balance, beginning of year	$337,438	$335,366
Additions to goodwill	-	-
Impairment write-down	-	(858)
Purchase accounting adjustments	-	2,930

Balance, end of year	$337,438	$337,438

            The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The gross carrying amount of deposit premiums totaled $117.5 million and $43.0 million, respectively, and the related accumulated amortization totaled $26.9 million and $21.0 million, respectively, at December 31, 2009 and 2008. During 2009, the

Company added $74.4 million in deposit premiums as a result of the UCB Acquisition. During 2008, the Company recorded an $855 thousand impairment writedown on deposit premiums initially recorded for the DCB acquisition due to higher than anticipated runoffs in certain deposit categories. The Company did not record any impairment writedowns on deposit premiums during 2009. Total amortization expense on deposit premiums was $5.9 million, $7.3 million and $6.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

            The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2010	$13,059
2011	11,959
2012	10,563
2013	9,047
2014	8,162

13.       MORTGAGE SERVICING ASSETS

            Mortgage servicing assets are recorded when loans are sold to third parties and the servicing of those loans is retained by the Bank. The Company's two primary classes of mortgage servicing assets, which result from sales and securitizations, are single family loans and multifamily loans. Mortgage servicing assets are subject to interest rate risk and may become impaired when interest rates fall and borrowers refinance or prepay their mortgage loans. Mortgage servicing assets are included in other assets.

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

            Information regarding the Company's mortgage servicing assets ("MSAs") for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31,
	2009	2008
	(In thousands)
MSAs balance, beginning of year	$20,118	$22,797
Additions	221	295
Addition due to UCB Acquisition	5,192	-
Amortization	(9,530)	(2,974)

MSAs before valuation allowance, end of year	16,001	20,118
Valuation allowance	(2,575)	(3,626)

MSAs, end of year	$13,426	$16,492

Fair value, beginning of year	$20,174	$23,078
Fair value, end of year	$16,284	$20,174
Valuation allowance, beginning of year	$(3,626)	$(1,239)
Impairment reversal (provision)	1,051	(2,387)

Valuation allowance, end of year	$(2,575)	$(3,626)

Key Assumptions:
Weighted average discount	13.73%	12.33%
Weighted average prepayment speed assumption	10.32%	9.38%

            Estimated future amortization of mortgage servicing assets for the succeeding five years and thereafter is as follows:

Total
(In thousands)
Estimate for the year ending December 31,
2010	$2,208
2011	1,616
2012	1,230
2013	960
2014	760
Thereafter	6,652

Total	$13,426

            The following table shows the hypothetical effect on the fair value of our mortgage servicing assets using various unfavorable variations of the expected levels of certain key assumptions used in the valuations as of December 31, 2009 and 2008. These sensitivities are hypothetical and are presented for illustration purposes only. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the interest that continues to be held by the transferor is calculated without changing any of the other assumptions. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

	December 31,
	2009	2008
	(Dollars in thousands)
Balance sheet net carrying value	$13,426	$16,492
CPR assumption	10.32%	9.38%
Impact on fair value of 10% adverse change of prepayment speed	$(107)	$(269)
Impact on fair value of 20% adverse change of prepayment speed	$(209)	$(526)
Discount rate assumption	13.73%	12.33%
Impact on fair value of 10% adverse change of discount rate	$(225)	$(623)

14.       OTHER ASSETS

            The components of the Company's other assets were as follows:

	December 31,
	2009	2008
	(In thousands)
Federal Home Loan Bank Stock	$180,217	$86,729
Federal Reserve Stock	36,785	27,589
Premises and equipment, net	59,099	60,184
Cash surrender value of life insurance policies	98,552	94,745
Prepaid FDIC insurance premiums	72,461	-
Deferred tax assets	-	184,588
Accrued taxes receivable	108,781	18,917
FDIC receivable (1)	166,861	-
Other	69,317	64,043

Total other assets	$792,073	$536,795

(1)
$62.0 million of this amount was received in January 2010.

15.       CUSTOMER DEPOSIT ACCOUNTS

            Customer deposit account balances are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Noninterest-bearing demand	$2,291,259	$1,292,997
Interest-bearing checking	667,177	363,285
Money market accounts	3,138,866	1,323,402
Savings deposits	991,520	420,133

Total core deposits	7,088,822	3,399,817

Time deposits:
Less than $100,000	3,240,094	1,521,988
$100,000 or greater	4,658,697	3,220,154

Total time deposits	7,898,791	4,742,142

Total deposits	$14,987,613	$8,141,959

            At December 31, 2009, the scheduled maturities of time deposits are as follows:

	$100,000 or Greater	Less Than $100,000	Total
	(In thousands)
2010	$4,582,556	$3,114,037	$7,696,593
2011	56,006	93,640	149,646
2012	19,305	31,283	50,588
2013	463	795	1,258
2014	266	277	543
Thereafter	101	62	163

Total	$4,658,697	$3,240,094	$7,898,791

            Accrued interest payable totaled $3.8 million and $10.2 million at December 31, 2009 and 2008, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Interest-bearing checking	$1,507	$3,226	$6,646
Money market accounts	25,583	25,805	53,021
Savings deposits	3,322	4,148	4,400
Time deposits:
Less than $100,000	32,073	35,061	37,164
$100,000 or greater	66,992	109,820	139,804

Total	$129,477	$178,060	$241,035

            As of December 31, 2009, time deposits within the Certificate of Deposit Account Registry Service ("CDARS") program increased to $995.0 million, compared to $946.8 million at December 31, 2008. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, during the third quarter of 2008, the Company partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

16.       FEDERAL FUNDS PURCHASED

            Federal funds purchased generally mature within one business day to six months from the transaction date. Federal funds purchased are included in notes payable and other borrowings.

            The following table provides information on Federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at end of year	$22	$28,022	$222,275
Average balance outstanding during the year	$2,379	$89,309	$173,103
Maximum balance outstanding at any month-end	$3,022	$193,259	$222,275
Weighted average interest rate during the year	0.37%	2.05%	5.07%
Weighted average interest rate at end of year	0.06%	0.25%	3.18%

            As a means of augmenting its liquidity, the Company has established Federal funds lines with nine correspondent banks. The Company's available borrowing capacity from Federal funds line facilities amounted to $243.0 million and $289.0 million as of December 31, 2009 and 2008, respectively.

17.       FEDERAL HOME LOAN BANK ADVANCES

            FHLB advances and their related weighted average interest rates are summarized as follows:

	December 31, 2009		December 31, 2008
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2009	$-	-%	$630,114	4.79%
2010	805,861	3.00%	660,074	3.95%
2011	102,737	5.01%	55,054	5.20%
2012	5,061	4.41%	5,026	4.46%
2013	190,916	4.55%	-	-%
After 2013	700,812	4.28%	3,039	4.44%

Total	$1,805,387	3.78%	$1,353,307	4.39%

            There were no overnight borrowings at December 31, 2009 and 2008. All term advances as of December 31, 2009 are at fixed interest rates and are secured by real estate loans.

            The Company's available borrowing capacity from unused FHLB advances totaled $1.07 billion and $556.1 million at December 31, 2009 and 2008, respectively. The Company's available borrowing capacity from FHLB advances is derived from its outstanding FHLB advances and from its portfolio of real estate loans and home equity lines of credit ("HELOC") that are pledged to the FHLB. The increase in available borrowing capacity from FHLB advances at December 31, 2009 is primarily due to the decrease in outstanding FHLB advances, partially offset by the reduction in loans pledged to the FHLB at December 31, 2009, relative to December 31, 2008. Additionally, during 2009, the Company obtained additional borrowing capacity from the Federal Reserve discount window of almost $451.8 million by pledging construction and commercial business loans.

18.       SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

            Securities sold under repurchase agreements totaled $1.03 billion and $998.4 million as of December 31, 2009 and 2008, respectively. The interest rates on these customer repurchase agreements ranged from 0.51% to 5.13% as of December 31, 2009. All of the other repurchase agreements are long-term with ten year maturity terms. The rates are all initially floating rate for a period of time ranging from 6 months to 10 years. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.13%. The counterparty has the right to either a one-time call or a quarterly call when the rates change from floating to fixed, for each of the repurchase agreements.

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

            The following table provides information on securities sold under repurchase agreements as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2009	$-	%	$3,430	0.70%
2010	31,870	0.51%	-	0.00%
2015	245,000	4.49%	245,000	4.50%
2016	700,000	4.91%	700,000	4.92%
2017	50,000	4.15%	50,000	4.15%

	$1,026,870	4.63%	$998,430	4.77%

            Total interest expense recorded on repurchase agreements amounted to $49.7 million, $46.1 million and $38.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

            The Company also has master repurchase agreements with other major brokerage companies. The Company's available borrowing capacity from repurchase agreements totaled $1.13 billion and $721.9 million at December 31, 2009 and 2008, respectively. The increase in the available borrowing capacity from repurchase agreements is due to the increase in investment securities available to be pledged at year-end 2008.

19.       CAPITAL RESOURCES

            Junior Subordinated Debt – The Company has formed nine statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. As of December 31, 2009 and 2008, total junior subordinated debt of $155.8 million and total common stock of $4.8 million and $4.9 million, respectively, were issued by the Trusts to the Company.

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

            The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2009 and 2008:

				Balance at December 31,
		Stated Interest Rate	Rate at December 31, 2009
Trust Name	Maturity Date (1)			2009	2008
				(Dollars in thousands)
East West Capital Trust I	March 2030	10.88%, fixed	10.88%	$10,750	$10,750
East West Capital Trust II	July 2030	10.95%, fixed	10.95%	10,000	10,000
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	3.10%	10,000	10,000
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	2.83%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	2.07%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	1.75%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	1.60%	30,000	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	1.66%	20,000	20,000
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	2.15%	30,000	30,000

				$155,750	$155,750

(1)
All of the above debt instruments are subject to various call options.

            Subordinated Debt – In 2005, the Company issued $75.0 million in subordinated debt in a private placement transaction. For the subordinated debt, the maturity is September 15, 2015 and the interest rate is based on the three-month LIBOR plus 110 basis points, payable on a quarterly basis. At December 31, 2009, the interest rate on this debt instrument was 1.41%. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included as a component of long-term debt in the accompanying consolidated balance sheets.

20.       INCOME TAXES

            The benefit or provision for income taxes consists of the following components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current income tax (benefit) expense:
Federal	$(109,092)	$20,575	$90,193
State	2,916	15,577	28,394
Foreign	1,758	-	-

Total current income tax (benefit) expense	(104,418)	36,152	118,587

Deferred income tax (benefit) expense:
Federal	127,668	(61,068)	(14,483)
State	11,571	(22,569)	(3,012)
Foreign	(12,107)

Total deferred income tax (benefit) expense	127,132	(83,637)	(17,495)

Provision (benefit) for income taxes	$22,714	$(47,485)	$101,092

            The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2009	2008	2007
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	8.1	4.7	6.3
Tax credits	(6.9)	7.7	(2.2)
Foreign subsidiaries acquisition	(14.4)	-	-
Other, net	(0.1)	1.5	(0.5)

Effective income tax rate	21.7%	48.9%	38.6%

            The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2009			2008
	Federal	State	Total	Federal	State	Total
	(In thousands)
Deferred tax liabilities:
Premiums on deposits acquired	$31,407	$1,825	$33,232	$7,414	$2,296	$9,710
Depreciation	-	384	384	571	411	982
FHLB stock dividends	39,886	12,353	52,239	7,244	2,244	9,488
Deferred loan fees	4,943	1,474	6,417	5,324	1,592	6,916
Purchased loan discounts	233	72	305	256	79	335
State taxes	6,343	-	6,343	8,012	-	8,012
Mortgage servicing assets	10,408	549	10,957	1,471	564	2,035
Acquisition of United Commercial Bank	120,063	49,437	169,500
Other, net	2,199	721	2,920	1,170	363	1,533

Total gross deferred tax liabilities	215,482	66,815	282,297	31,462	7,549	39,011

Deferred tax assets:
Bad debt deduction	(86,369)	(26,660)	(113,029)	(75,693)	(23,354)	(99,047)
Affordable housing partnership book loss	(535)	(285)	(820)	(930)	(406)	(1,336)
Deferred compensation accrual	(13,701)	(4,237)	(17,938)	(15,753)	(4,879)	(20,632)
State taxes	(190)	-	(190)	-	-	-
Purchased loan premium	(1,112)	(344)	(1,456)	(1,299)	(402)	(1,701)
Unrealized loss on securities	(58,113)	(15,138)	(73,251)	(71,220)	(25,122)	(96,342)
Net operating and capital loss carryforwards	(23,192)	(34,385)	(57,577)	-	(326)	(326)
Other, net	(4,787)	(4,586)	(9,373)	(3,196)	(1,019)	(4,215)

Total gross deferred tax assets	(187,999)	(85,635)	(273,634)	(168,091)	(55,508)	(223,599)

Net deferred tax liabilities (assets)	$27,483	$(18,820)	$8,663	$(136,629)	$(47,959)	$(184,588)

            At December 31, 2009, the bank had federal net operating loss carryforwards of approximately $40.9 million which will expire in 2029. At December 31, 2008, the Bank did not have any federal net operating loss carryforwards. At December 31, 2007, the Bank had a federal net operating loss carryforward of approximately $336 thousand which was fully utilized in 2008. This net operating loss carryforward was acquired in connection with the Bank's acquisition of American International Bank ("AIB"). At December 31, 2009, the Bank also had state net operating loss carryforwards of approximately $317.2 million of which $3.0 million resulting from the acquisition of DCB will expire in 2019 and the remainder in 2029. Federal and state tax laws related to a change in ownership, such as the acquisition of AIB and DCB, place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income. Under Internal Revenue Code Section 382, which has been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at an ownership change date.

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

            The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$1,103	$7,051	$6,754
Reductions based on tax positions related to prior years	-	(6,283)	-
Additions based on tax positions related to current year and prior years	5,701	335	297

Balance, end of year	$6,804	$1,103	$7,051

            During 2009, the addition of the $5.7 million of unrecognized tax benefit was from the tax credit related to the enterprise zone net interest deduction.

            The Company is not currently under examination by the Internal Revenue Service or any other income or franchise tax authorities other than the FTB. However, the Company has received communication from the Internal Revenue Service that it plans to perform an audit of the Company's tax returns for the 2007 and 2008 calendar year beginning the first quarter of 2010. For federal tax purposes tax years from 2006 and beyond remain open to examination and for California franchise tax purposes tax years from 2003 and beyond remain open to examination. The Company does not believe that there are any other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company's financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change for the year ending December 31, 2010.

            The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of operations. The Company has accrued $1.15 million and $141 thousand of interest expense for its unrecognized tax position as December 31, 2009 and December 31, 2008, respectively.

21.       COMMITMENTS AND CONTINGENCIES

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

            Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2009 and 2008, undisbursed non-covered loan commitments amounted to $1.01 billion and $1.47 billion, respectively. As of December 31, 2009 covered loan commitments amounted to $1.46 billion. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $75.1 million and $65.9 million as of December 31, 2009 and 2008, respectively. Substantially all commitments are for loans to be held for investment.

            Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2009 and 2008, non-covered commercial and standby letters of credit totaled $642.1 million and $696.4 million, respectively. The Bank issues standby letters of credit, or "SBLCs" and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

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

            As of December 31, 2009 and 2008, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provision amounted to $8.1 million and $6.3 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The increase in the off-balance sheet allowance amount was due, in part, by a 67.6% increase in unfunded loan commitments at December 31, 2009 relative to December 31, 2008.

            Guarantees – From time to time, the Company sells loans with recourse in the ordinary course of business. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of December 31, 2009, total loans sold with recourse amounted to $472.5 million and were comprised of $52.9 million in single family loans with full recourse and $419.6 million in multifamily loans with limited recourse. In comparison, total loans sold with recourse amounted to $544.5 million at December 31, 2008, comprised of $62.4 million in single family loans with full recourse and $482.1 million in multifamily loans with limited recourse. The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans. All of these transactions represent securitizations with Fannie Mae. The Company's recourse reserve related to loan securitizations totaled $2.6 million and $1.2 million as of December 31, 2009 and 2008, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from single family and multifamily loan portfolios.

            The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2009 and 2008, the amount of loans sold without recourse totaled $697.7 million and $693.5 million, respectively. Total loans securitized without recourse amounted to $358.1 million and $1.04 billion, respectively, at December 31, 2009 and 2008. The loans sold or securitized without recourse represent the unpaid principal balance of the Company's loans serviced for others portfolio.

            Lease Commitments – The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $15.0 million, $10.7 million and $10.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

            Future minimum rental payments under noncancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2010	$11,591
2011	11,111
2012	9,538
2013	7,680
2014	5,636
Thereafter	18,959

Total	$64,515

            Litigation – Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2009. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

22.       STOCK COMPENSATION PLANS

            The Company issues stock options and restricted stock to employees under share-based compensation plans. The adoption of ASC 505 and ASC 718 (previously SFAS No. 123(R)) on January 1, 2006 has resulted in incremental stock-based compensation expense. Since the Company has previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to ASC 505 and ASC 718 relates only to issued and unvested stock option grants. For the years ended December 31, 2009, 2008, and 2007, incremental stock-based compensation expense reduced income before income taxes by $1.4 million, $2.1 million, and $1.5 million, and reduced net income by $841 thousand, $1.2 million, and $891 thousand, respectively. This additional expense reduced both basic and diluted earnings per share by $0.01, $0.02, and $0.01 for the years ended December 31, 2009, 2008, and 2007, respectively.

            During the years ended December 31, 2009, 2008 and 2007, total compensation cost recognized in the consolidated statements of operations related to stock options and restricted stock awards amounted to $5.3 million, $6.2 million, and $6.8 million, respectively, with related tax provisions of $1.0 million for 2009 and related tax benefit of $2.6 million and $2.8 million for 2008 and 2007 respectively.

            Stock Options – The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

            A summary of activity for the Company's stock options as of and for the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	2,588,968	$20.67
Granted	43,942	6.83
Exercised	(23,330)	10.75
Forfeited	(682,065)	17.53

Outstanding at end of year	1,927,515	$21.59	3.39 years	$2,899

Vested or expected to vest at year-end	1,864,785	$21.58	3.34 years	$2,815

Exercisable at year-end	1,026,148	$21.46	1.99 years	$2,059

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected term (1)	4 years	4 years	4 years
Expected volatility (2)	60.5%	28.1%	24.1%
Expected dividend yield (3)	0.6%	1.2%	1.1%
Risk-free interest rate (4)	1.8%	2.6%	4.5%

(1)
The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
(2)
The expected volatility was based on historical volatility for a period equal to the stock option's expected term.
(3)
The expected dividend yield is based on the Company's prevailing dividend rate at the time of grant.
(4)
The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option's expected term.

            The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Exercisable Options	Weighted Average Exercise Price
$0.00 to $4.99	23,529	$4.25	6.25 years	-	$-
$5.00 to $9.99	78,426	7.06	1.41 years	65,362	7.25
$10.00 to $14.99	683,323	12.96	2.89 years	475,598	12.65
$15.00 to $19.99	166,988	17.48	3.18 years	83,977	16.90
$20.00 to $24.99	399,716	21.09	5.14 years	-	-
$25.00 to $29.99	77,616	26.48	1.28 years	75,636	26.39
$30.00 to $34.99	43,048	34.17	2.64 years	43,048	34.17
$35.00 to $39.99	445,120	37.81	3.32 years	275,666	37.60
$40.00 to $44.99	9,749	40.63	3.46 years	6,861	40.74

$0.00 to $44.99	1,927,515	21.59	3.39 years	1,026,148	21.46

            During the years ended December 31, 2009, 2008 and 2007, information related to stock options are presented as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted average grant date fair value of stock options granted during the year	$3.00	$4.28	$9.17
Total intrinsic value of options exercised (in thousands)	$53	$517	$17,966
Total fair value of options vested (in thousands)	$1,638	$1,486	$833

            As of December 31, 2009, total unrecognized compensation cost related to stock options amounted to $2.2 million. This cost is expected to be recognized over a weighted average period of 2.8 years.

            The Company received $251 thousand and $1.1 million as of December 31, 2009 and 2008, respectively, in cash proceeds from stock option exercises.

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

            A summary of the activity for the Company's restricted stock as of December 31, 2009, including changes during the year then ended, is presented below:

	2009
	Shares	Weighted Average Price
Outstanding at beginning of year	753,165	$29.35
Granted	331,196	7.41
Vested	(97,591)	36.16
Forfeited	(122,053)	29.78

Outstanding at end of year	864,717	20.12

            Of the total shares of restricted stock granted in 2009, 32,752 shares were granted to outside directors.

            The weighted average fair values of restricted stock awards granted during the years ended December 31, 2009, 2008, and 2007 were $7.41, $19.58, and $32.98, respectively.

            As of December 31, 2009, total unrecognized compensation cost related to restricted stock awards amounted to $8.2 million. This cost is expected to be recognized over a weighted average period of 2.4 years.

            Stock Purchase Plan – The Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. Under the terms of the Purchase Plan, prior to April 2005, employees could purchase shares of the Company's common stock at the lesser of 85% of the per-share market price at the date of grant or exercise, subject to an annual limitation of common stock valued at $25,000. In April 2005, the terms of the Purchase Plan were amended to allow the employees to purchase shares at 90% of the per-share market price at the date of exercise, maintaining the annual common stock value limitation of $25,000. As of December 31, 2009, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the plan.

            The Purchase Plan covers a total of 2,000,000 shares of the Company's common stock. During, 2009 and 2008, 133,730 shares totaling $697 thousand and 119,979 shares totaling $1.7 million, respectively, were sold to employees under the Purchase Plan.

23.       EMPLOYEE BENEFIT PLANS

            The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. There were no Company contributions to the plan for the plan year ended December 31, 2009. For the plan years ended December 31, 2008 and 2007, the Company contributed $3.0 million and $2.9 million, respectively.

            During 2002, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP meets the definition of a pension plan per ASC 715-30 (previously SFAS No. 87, Employers' Accounting for Pensions), pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers' years of service and compensation. For the years ended December 31, 2009, 2008, and 2007, $2.3 million, $2.5 million and $2.3 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2009, the life insurance contracts related to the SERP had an aggregate cash surrender value of $98.6 million. As of December 31, 2009 and 2008, the vested benefit obligation under the SERP was $11.3 million and $11.7 million, respectively.

24.       STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

            Authorized Shares – On May 25, 2005, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The additional authorized shares provide the Company greater flexibility for stock splits and stock dividends, issuances under employee benefit plans, financings, corporate mergers and acquisitions, and other general corporate purposes. As of December 31, 2009, the Company also had 5,000,000 authorized shares of preferred stock.

            Series A Preferred Stock Offering – In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A ("Series A preferred shares"), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting underwriting discounts, commissions and offering expenses. The holders of the Series A preferred shares will have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company's common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company's common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company's common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 15, May 15, August 15 and November 15 of each year. The proceeds from this offering were used to augment the Company's liquidity and capital positions and reduce its borrowings. During July, 2009, the Company exchanged 9,968,760 shares of the Company's common stock for 110,764 shares of the Company's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A.

            Series B Preferred Stock Offering – On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B preferred shares"), with a liquidation preference of $1,000 per share. The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S. Treasury's Capital Purchase Program ("TCPP"). The Series B preferred shares will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum. The Series B preferred shares is transferable by the U.S. Treasury at any time. Subject to the approval of the FRB, the Series B preferred shares are redeemable at the option of the Company at 100% of liquidation preference (plus any accrued and unpaid dividends), provided, however, that the Series B preferred shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Stock Purchase Agreement) in excess of $76,636,500, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. In connection with the Series B preferred shares offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrant may be exercised. The warrant may be exercised at any time on or before December 5, 2018. The U.S. Treasury may not transfer a portion of the warrant with respect to more than one-half of the original number of shares of common stock until the earlier of the successful completion of an offering of replacement Tier 1 capital of at least $306.5 million and December 31, 2009. The warrants, and all rights under the warrants, are otherwise transferable.

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

            Warrants – During 2008, in conjunction with the Series B preferred stock offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrant may be exercised, with an allocated fair value of $25.2 million. The warrant may be exercised at any time on or before December 5, 2018. The U.S. Treasury may not transfer a portion of the warrants with respect to more than one-half of the original number of shares of common stock until the earlier of the successful completion of an offering of replacement Tier 1 capital of at least $306.5 million and December 31, 2009. The warrants, and all rights under the warrants, are otherwise transferable. During the fourth quarter of 2009, the Company received a 50% reduction in the warrant we issued to the U.S. treasury in conjunction with the TARP capital we received in December, 2008. As of December 31, 2009, the new share count of the warrant is 1,517,555. This adjustment to the warrant was due to the fact that within one year of issuance, the Company raised new capital in excess of the TARP capital issued in December, 2008.

            Private Sales of Common Stock – On July 14, 2009, in private placement transactions, two customers of the Bank purchased 5,000,000 newly issued shares of the Company's common stock at a price of $5.50 per share. The Company received net proceeds of approximately $26.0 million, net of stock issuance costs, in conjunction with this common stock offering. The Company has registered these shares for resale to the public.

            Public Offering of Common Stock – On July 24, 2009, the Company completed a public offering of 11 million shares of its common stock priced at $6.35. The underwriter also exercised its option to purchase an additional 1.65 million shares of the Company's common stock. The Company received net proceeds of approximately $76.7 million, net of stock issuance costs, in conjunction with this common stock offering.

            Private Placement – On November 6, 2009, the Company raised $500.0 million in a private placement of 18,247,012 shares of common stock, $0.001 par value, and 335,047 shares of newly authorized Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C, ("Series C preferred shares") to certain qualified institutional buyers and accredited investors (collectively, the "Investors") with a liquidation preference of $1,000 per share. The common stock sold represented 19.9% of the Company's common stock outstanding. In connection with the Series C preferred shares offering, the shares are mandatorily convertible upon shareholder approval and subject to any applicable regulatory approvals. For as long as any Series C preferred shares are outstanding, the cumulative dividends are payable semi-annually in arrears on May 1 and November 1 of each year in cash and in kind in additional shares of Series C preferred shares if, when and as declared by the Board of Directors or a committee thereof. The Series C preferred shares will pay an annual rate as high as 13% plus dividends payable at an annual rate equal to 5%. The Series C preferred shares rank in parity with respect to dividend rights and rights on liquidation, winding up an dissolution with the Company's outstanding series of preferred stock and senior to the Company's common stock. The Series C preferred shares have no voting rights, except as required by law and with respect to certain limited matters, non-redeemable by the holders, but redeemable by the Company following the fifth anniversary of issuance, no preemptive rights, a 9.9% ownership limitation and has the customary anti-dilution adjustment provisions. No Series C preferred shares dividend has been declared by the Board of Directors. Under the terms of the Series C preferred shares, the May 1 dividend payment or any portion thereof will not be earned or paid should an affirmative shareholder vote to convert be obtained on the March 18, 2010 meeting date. Since management fully expects that the Series C preferred dividend will not be earned or paid, income available to common shareholders has not been adjusted for purposes of computing basic and diluted per share amounts.

            Because the Company's common stock is listed on the NASDAQ Global Select Market, the Company is subject to the NASDAQ Rules. NASDAQ Rule 5635(d) requires stockholder approval prior to the issuance of securities in connection with a transaction, other than a public offering, involving the sale, issuance or potential issuance by a company of common stock, or securities convertible into or exercisable for common stock, equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book value or market value of the stock. The 37,062,721 shares of common stock issuable upon conversion of the Series C preferred shares together with the common stock issued at the closing of the private placement will exceed 19.99% of the number of shares of our common stock and voting power outstanding prior to the private placement. The $9.04 per share conversion price for the Series C preferred shares is less than the book value per share of our common stock. Accordingly, the issuance of the common stock upon conversion of the Series C preferred shares is subject to stockholder approval.

            Stock Repurchase Program – During 2007, the Company's Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company's common stock. During 2007, the Company repurchased a total of 1,392,176 shares of common stock at a weighted average cost of $38.69 per share in connection with this repurchase program. The Company did not repurchase any shares during the years ended December 31, 2009 and 2008.

            Quarterly Dividends – The Company's Board of Directors declared and paid quarterly preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about November 1, 2009 to shareholders of record on October 15, 2009. The Board has also authorized the payment of fourth quarter dividends of $12.50 per share on the Company's Series B Preferred Stock to be paid on November 15, 2009. Cash dividends totaling $26.9 million were paid to the Company's Series A and Series B preferred stock shareholders during year ended December 31, 2009.

            The Company also paid quarterly dividends on its common stock of $0.02 per share for the first quarter of 2009 and $0.01 per share for the remainder of 2009. The Company paid quarterly dividends on its common stock of $0.10 per share during 2008. Total quarterly dividends amounting to $3.6 million and $25.4 million were paid to the Company's common shareholders during the years ended December 31, 2009 and 2008, respectively.

            Earnings (Loss) Per Share ("EPS") – The calculation of basic and diluted (loss) earnings per share for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Net (Loss) Income Available to Common Stockholders	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
2009
Net income before extraordinary item, as reported	$82,008	78,770
Less:
Preferred stock dividends and amortization of preferred stock discount	(49,115)	-

Basic earnings per share before extraordinary item	32,893	78,770	$0.42
Extraordinary item	(5,366)	78,770	(0.07)

Basic earnings per share after extraordinary item	27,527	78,770	$0.35
Effect of dilutive securities:
Stock options		15
Restricted stock		51
Noncumulative preferred stock		5,687
Stock warrants		-

Diluted earnings per share before extraordinary item	$32,893	84,523	$0.39
Income impact of assumed conversions	2
Extraordinary item	(5,366)

Diluted earnings per share after extraordinary item	$27,529	84,523	$0.33

2008
Net loss as reported	$(49,683)	62,673
Less:
Preferred stock dividends and amortization of preferred stock discount	(9,474)	-

Basic loss per share	$(59,157)	62,673	$(0.94)
Effect of dilutive securities:
Stock options	-	-
Restricted stock	-	-
Noncumulative preferred stock	-	-
Stock warrants	-	-

Diluted earnings per share	$(59,157)	62,673	$(0.94)

2007
Basic earnings per share	$161,167	61,180	$2.63
Effect of dilutive securities:
Stock options	-	669
Restricted stock	-	215
Stock warrants	-	29

Diluted earnings per share	$161,167	62,093	$2.60

            The following outstanding convertible preferred stock, stock options, restricted stock and stock warrants for years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	For the Year Ended
	2009	2008	2007
	(In thousands)
Convertible preferred stock	9,293	8,924	-
Stock options	1,848	1,997	506
Restricted stock	463	640	-
Warrants	-	1	-

25.       REGULATORY REQUIREMENTS

            Risk-Based Capital – The Bank is a member bank of the Federal Reserve System and the FRB is the Bank's primary federal regulator. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            As of December 31, 2009 and 2008, the most recent notification from FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

            The actual and required capital amounts and ratios at December 31, 2009 and 2008 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,228,243	19.8%	$898,461	8.0%	N/A	N/A
East West Bank	$1,979,409	17.7%	$897,322	8.0%	$1,121,653	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$2,011,158	17.9%	$449,230	4.0%	N/A	N/A
East West Bank	$1,762,536	15.7%	$448,661	4.0%	$672,992	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$2,011,158	11.7%	$688,656	4.0%	N/A	N/A
East West Bank	$1,762,536	10.2%	$688,650	4.0%	$860,812	5.0%
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$1,636,750	15.8%	$829,024	8.0%	N/A	N/A
East West Bank	$1,614,823	15.6%	$828,077	8.0%	$1,035,096	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$1,431,538	13.8%	$414,512	4.0%	N/A	N/A
East West Bank	$1,409,757	13.6%	$414,038	4.0%	$621,058	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$1,431,538	12.4%	$463,539	4.0%	N/A	N/A
East West Bank	$1,409,757	12.2%	$462,734	4.0%	$578,417	5.0%

            During 2005, the regulatory authorities adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. As of December 31, 2009 and 2008, trust preferred securities comprised 7.7% and 10.9%, respectively, of the Company's Tier I capital.

            Reserve Requirement – The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $63.3 million and $38.4 million at December 31, 2009 and 2008, respectively.

26.       SEGMENT INFORMATION

            The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other. The Bank's strategic focus has been shifting and evolving over the last several years which has influenced how the chief operating decision maker views the Company's business operations and assesses its economic performance. For the Bank the chief operating decision maker is the Chief Executive Officer ("CEO"). Specifically, the Company's business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking. A third segment, which is comprised of a combination of previous operating segments – Treasury and Other, provides broad administrative support to these two core segments. As a result of this evolution in the Company's strategic focus, the Company realigned its segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment. The objective of combining certain segments under a new reporting structure was to better align the Company's service structure with its customer base, and to provide a platform to more efficiently manage the complexities and challenges impacting the Company's current business environment. During the fourth quarter of 2009, a fourth operating segment, the United Commercial Bank segment (the "UCB segment") was identified as a result of the UCB Acquisition. The UCB segment is currently identified as a segment due to the significant size of the transaction and meets the other requirements of a segment, that is, the segment engages in business activities from which it earns revenues and incur expenses and whose operating results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available. Management will continue to evaluate the UCB segment going forward and make any required realignment as it fully integrates with the Company's other business operations.

            The Retail Banking segment focuses primarily on retail operations through the Bank's branch network. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank's northern and southern California production offices. Furthermore, the Company's Commercial Banking segment also offers a wide variety of international finance and trade services and products. The former residential lending segment has been combined with the Retail Banking segment due to the consumer-centric nature of the products and services offered by these two segments as well as the synergistic relationship between these two units in generating consumer mortgage loans. The UCB segment focuses primarily on the covered assets acquired in the FDIC-assisted acquisition of United Commercial Bank which primarily includes commercial real estate and commercial loans. The remaining centralized functions, including the former Treasury segment, and eliminations of intersegment amounts have been aggregated and included in "Other."

            Given the significant decline in short-term and long-term interest rates since 2007, the Company reassessed its transfer pricing assumptions during the first quarter of 2009 to be consistent with its goal of growing core deposits and originating profitable, good credit quality loans. Changes to the Company's funds transfer pricing assumptions were made with the intent to promote core deposit growth and, given the Bank's recent credit experience, to better reflect the current risk profiles of various loan categories within the credit portfolio. Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company's process is reflective of current market conditions. The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company's overall growth objectives as well as provide a reasonable and consistent basis for the measurement of the Company's business segments and product net interest margins. Changes to the Company's transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

            The changes in transfer pricing assumptions that the Company implemented during the first quarter of 2009 have not been reflected in the segment results for 2008 since these changes were adopted on a prospective basis. The Company has, however, performed a high level assessment of the impact of these transfer pricing assumption changes to the various operating segments. Based on this assessment, the Company determined that the full year impact of these changes was not significant overall, and would have been favorable to the segment pre-tax profit (loss) results for the Retail Banking and Commercial banking segments but unfavorable to the Other segment during 2008. Additionally, the changes in transfer pricing assumptions implemented during the first quarter of 2009 would not have altered the conclusion of the goodwill impairment test performed as of December 31, 2008, had these assumptions been retroactively implemented during 2008.

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

            The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2009, 2008 and 2007. Amounts for the years ending December 31, 2008 and 2007 have been retrospectively revised to reflect the change in the Company's segment reporting during the first quarter of 2009 as discussed above.

	Year Ended December 31, 2009
	Retail Banking	Commercial Banking	Other	UCB	Total
	(In thousands)
Interest income	$220,110	$245,433	$116,352	$140,924	$722,819
Charge for funds used	(63,610)	(64,579)	(185,317)	-	(313,506)

Interest spread on funds used	156,500	180,854	(68,965)	140,924	409,313

Interest expense	(91,815)	(17,349)	(115,312)	(15,023)	(239,499)
Credit on funds provided	150,583	16,019	146,904	-	313,506

Interest spread on funds provided	58,768	(1,330)	31,592	(15,023)	74,007

Net interest income (expense)	$215,268	$179,524	$(37,373)	$125,901	$483,320

Provision for loan losses	$(175,825)	$(352,842)	$-	$-	$(528,667)
Depreciation, amortization and accretion	15,607	4,189	6,077	(60,743)	(34,869)
Goodwill	320,566	16,872	-	-	337,438
Segment pre-tax profit (loss)	(50,793)	(254,779)	302,360	107,934	104,722
Segment assets	4,532,401	4,917,512	3,129,163	7,980,136	20,559,212

	Year Ended December 31, 2008
	Retail Banking	Commercial Banking	Other	UCB	Total
	(In thousands)
Interest income	$256,807	$333,706	$74,345	$-	$664,858
Charge for funds used	(120,848)	(146,370)	(127,406)	-	(394,624)

Interest spread on funds used	135,959	187,336	(53,061)	-	270,234

Interest expense	(139,455)	(15,913)	(154,326)	-	(309,694)
Credit on funds provided	202,727	16,685	175,212	-	394,624

Interest spread on funds provided	63,272	772	20,886	-	84,930

Net interest income (expense)	$199,231	$188,108	$(32,175)	$-	$355,164

Provision for loan losses	$(93,261)	$(132,739)	$-	$-	$(226,000)
Depreciation, amortization and accretion	11,778	804	5,515	-	18,097
Goodwill	320,566	16,872	-	-	337,438
Segment pre-tax profit (loss)	(17,379)	(2,969)	(76,820)	-	(97,168)
Segment assets	4,015,402	5,332,156	3,075,258	-	12,422,816

	Year Ended December 31, 2007
	Retail Banking	Commercial Banking	Other	UCB	Total
	(In thousands)
Interest income	$355,854	$342,935	$74,818	$-	$773,607
Charge for funds used	(242,585)	(229,384)	(77,545)	-	(549,514)

Interest spread on funds used	113,269	113,551	(2,727)	-	224,093

Interest expense	(179,927)	(20,706)	(164,980)	-	(365,613)
Credit on funds provided	325,782	33,764	189,968	-	549,514

Interest spread on funds provided	145,855	13,058	24,988	-	183,901

Net interest income (expense)	$259,124	$126,609	$22,261	$-	$407,994

Provision for loan losses	$(8,276)	$(3,724)	$-	$-	$(12,000)
Depreciation, amortization and accretion	11,080	889	2,023	-	13,992
Goodwill	317,782	17,584	-	-	335,366
Segment pre-tax profit (loss)	168,619	102,645	(9,005)	-	262,259
Segment assets	5,238,059	5,085,522	1,528,631	-	11,852,212

27.       PARENT COMPANY FINANCIAL STATEMENTS

            The financial information of East West Bancorp, Inc. as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 are as follows:

BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$206,207	$14,015
Certificate of deposits	17,714	-
Investment securities available-for-sale	26,922	2,722
Investment in subsidiaries	2,196,982	1,685,965
Investment in nonbank entity	1,733	5,280
Other assets	3,642	6,365

TOTAL	$2,453,200	$1,714,347

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt	$160,570	$160,570
Other liabilities	7,971	3,011

Total liabilities	168,541	163,581

STOCKHOLDERS' EQUITY
Preferred stock (par value $0.001 per share)
Authorized—5,000,000 shares Issued—200,000 shares in Series A, convertible preferred stock in 2009 and 2008 Outstanding —85,741 in 2009 and 196,505 shares in 2008 Issued and outstanding—306,546 shares in Series B, cumulative preferred stock in 2009 and 2008 Issued and outstanding—335,047 shares in Series C, cumulative preferred stock in 2009 and none in 2008	693,803	472,311
Common stock (par value $0.001 per share)
Authorized—200,000,000 shares Issued—116,754,403 shares in 2009 and 70,377,989 shares in 2008 Outstanding—109,962,965 shares in 2009 and 63,745,624 shares in 2008	117	70
Additional paid in capital	1,091,047	695,521
Retained earnings	604,223	572,172
Treasury stock, at cost: 6,791,438 shares in 2009 and 6,632,365 shares in 2008	(105,130)	(102,817)
Accumulated other comprehensive loss, net of tax	599	(86,491)

Total stockholders' equity	2,284,659	1,550,766

TOTAL	$2,453,200	$1,714,347

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Dividends from subsidiaries and nonbank entity	$23,576	$34,818	$71,932
Interest income	794	1,293	328
Impairment writedown on investment securities available-for-sale	(5,863)	(4,600)	-
Impairment writedown on other investment	(581)	(1,319)	-
Other income	-	6	687

Total income	17,926	30,198	72,947

Interest expense	6,197	9,372	10,715
Compensation and net occupancy reimbursement to subsidiary	2,288	4,377	4,611
Goodwill impairment	-	858	-
Other expense	1,179	1,478	725

Total expense	9,664	16,085	16,051

Income (loss) before income taxes and equity in undistributed income of subsidiaries	8,262	14,113	56,896
Income tax benefit	6,361	9,954	6,812
Equity in undistributed income (loss) of subsidiaries	62,019	(73,750)	97,459

Net income (loss)	$76,642	$(49,683)	$161,167

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$76,642	$(49,683)	$161,167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(62,019)	73,750	(97,459)
Depreciation and amortization	470	230	22
Impairment writedown on goodwill	-	858	-
Impairment writedown on investment securities available-for-sale	5,863	4,600	-
Impairment writedown on other investment	581	1,319	-
Stock compensation costs	5,330	6,167	6,767
(Gain) loss on sale of other investment	-	147	(250)
Tax provision (benefit) from stock plans	1,012	414	(7,457)
Net change in other assets	(2,853)	(3,754)	4,782
Net change in other liabilities	4,509	(194)	146

Net cash provided by operating activities	29,535	33,854	67,718

Cash flows from investing activities:
Purchase of:
Investment securities available-for-sale	(31,981)	-	(9,469)
Certificate of deposits	(17,714)
Proceeds from:
Repayments, maturity and redemption of investment securities available-for sale	-	190	23
Sale/call of investment securities	5,000
Capital contributions to subsidiaries, net	(350,000)	(501,046)	(50,000)

Net cash used in investing activities	(394,695)	(500,856)	(59,446)

Cash flows from financing activities:
Payment for:
Purchase of treasury shares	(430)	(306)	(55,085)
Cash dividends on preferred stock	(26,077)	(8,037)	-
Cash dividends on common stock	(3,585)	(25,375)	(24,603)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	263,336	2,776	11,266
Issuance of preferred stocks and common stock warrants	325,120	500,591	-
Issuance of junior subordinated debt	-	-	50,000
Tax (provision) benefit from stock plans	(1,012)	(414)	7,457

Net cash provided by (used in) financing activities	557,352	469,235	(10,965)

Net increase (decrease) in cash and cash equivalents	192,192	2,233	(2,693)
Cash and cash equivalents, beginning of year	14,015	11,782	14,475

Cash and cash equivalents, end of year	$206,207	$14,015	$11,782

Supplemental Cash Flow Disclosures
Interest paid	$6,373	$9,584	$10,548
Income tax payments, net of refunds	-	40,000	115,465
Noncash financing activities:
Accrued preferred stock dividends	852	1,125	-
Amortization of preferred stock discount	3,847	312	-
Issuance of common stock in lieu of Board of Director retainer fees	219	219	219
Issuance of equity shares pursuant to acquisitions	-	-	78,588
Equity interests in East West Capital Trusts	-	-	1,547

28.       QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2009
Interest and dividend income	$283,639	$147,924	$146,333	$144,923
Interest expense	64,140	52,044	58,073	65,242

Net interest income	219,499	95,880	88,260	79,681
Provision for loan losses	140,001	159,244	151,422	78,000

Net interest income (loss) after provision for loan losses	79,498	(63,364)	(63,162)	1,681
Noninterest income (loss)	420,838	(11,880)	(26,199)	13,794
Noninterest expense	91,102	46,064	57,912	51,406

Income (loss) before provision (benefit) for income taxes	409,234	(121,308)	(147,273)	(35,931)
Provision (benefit) for income taxes	149,504	(52,777)	(60,548)	(13,465)

Net income (loss) before extraordinary item	259,730	(68,531)	(86,725)	(22,466)
Impact of desecuritization	-	-	5,366	-

Net income (loss) after extraordinary item	$259,730	$(68,531)	$(92,091)	$(22,466)

Preferred stock dividends and amortization of preferred stock discount	6,129	10,620	23,623	8,743

Net income (loss) available to common stockholders	$253,601	$(79,151)	$(115,714)	$(31,209)

Basic earnings (loss) per share	$2.49	$(0.91)	$(1.83)	$(0.50)
Diluted earnings (loss) per share	$1.96	$(0.91)	$(1.83)	$(0.50)
2008
Interest and dividend income	$149,907	$159,862	$167,905	$187,184
Interest expense	73,053	73,347	75,729	87,565

Net interest income	76,854	86,515	92,176	99,619
Provision for loan losses	43,000	43,000	85,000	55,000

Net interest income after provision for loan losses	33,854	43,515	7,176	44,619
Noninterest (loss) income	(863)	(43,550)	3,438	15,913
Noninterest expense	44,199	48,526	55,655	52,890

(Loss) income before (benefit) provision for income taxes	(11,208)	(48,561)	(45,041)	7,642
(Benefit) provision for income taxes	(13,574)	(17,355)	(19,154)	2,598

Net income (loss)	$2,366	$(31,206)	$(25,887)	$5,044

Preferred stock dividends and amortization of preferred stock discount	5,385	4,089	-	-

Net (loss) income available to common stockholders	$(3,019)	$(35,295)	$(25,887)	$5,044

Basic (loss) earnings per share	$(0.05)	$(0.56)	$(0.41)	$0.08
Diluted (loss) earnings per share	$(0.05)	$(0.56)	$(0.41)	$0.08

29.       SUBSEQUENT EVENTS

            On January 26, 2010, the East West Board of Directors declared first quarter 2010 dividends on the Company's common stock and Series A preferred stock. The common stock dividend of $0.01 per share is payable on or about February 24, 2010 to shareholders of record on February 10, 2010. The dividend on the Series A preferred stock of $20 per share is payable on February 1, 2010 to shareholders on record on January 15, 2010. We have evaluated events and transactions occurring through the date of filing this report on Form 10-K. Such evaluation resulted in no adjustments to the accompanying financial statements.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2010
EAST WEST BANCORP INC. (Registrant)
	By	/s/ DOMINIC NG Dominic Ng
Chairman and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG Dominic Ng	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2010
/s/ JULIA GOUW Julia Gouw	Vice-Chairman, President and Chief Operating Officer	February 26, 2010
/s/ PEGGY T. CHERNG Peggy T. Cherng	Director	February 26, 2010
/s/ RUDOLPH I. ESTRADA Rudolph Estrada	Director	February 26, 2010
/s/ ANDREW S. KANE Andrew S. Kane	Director	February 26, 2010
/s/ JOHN LEE John Lee	Vice-Chairman and Director	February 26, 2010
/s/ HERMAN Y. LI Herman Y. Li	Director	February 26, 2010
/s/ JACK C. LIU Jack C. Liu	Director	February 26, 2010
/s/ IRENE H. OH Irene H. Oh	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010
/s/ KEITH W. RENKEN Keith W. Renken	Director	February 26, 2010

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]
3.3	Amendment to the Certification of Incorporation of the Registrant [Incorporated by reference from Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2005.]
3.5	Bylaws of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.6	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.7	Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate. [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 30, 2008.]
3.8	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
3.9	Certificate of Designations of Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2	Form of Certificate of the Registrant's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on April 30, 2008.]
4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

Exhibit No.	Exhibit Description
10.6.1	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.3	1998 Non-Qualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors' Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.8	Employment Agreement with William J. Lewis+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.9.1	Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.2	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.3	Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.10	Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.11	Employment Agreement with Wellington Chen+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+
10.14	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
10.15	Form of Investment Agreement by and between the Company and the respective Purchaser thereto [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
10.16	Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, Receiver of United Commercial Bank, San Francisco, California, the Federal Deposit Insurance Corporation and East West Bank, dated as of November 6, 2009 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
12.1	Computation of Ratio of Earnings to Fixed Charges%

Exhibit No.	Exhibit Description
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP%
23.2	Consent of Independent Registered Public Accounting Firm Deloitte and Touche LLP%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
99.1	Chief Executive Officer Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended%
99.2	Chief Financial Officer Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended%

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.
+	Denotes management contract or compensatory plan or arrangement.
%	A copy of this exhibit is being filed with this Annual Report on Form 10-K.