Form 10-Q
period 2010-03-31
EAST WEST BANCORP INC
filed 2010-05-10
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 147,948,240 shares of common stock as of April 30, 2010.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings and financial condition. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. Such risk and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•
our ability to integrate the former United Commercial Bank (“UCB”) operations and to achieve expected synergies, operating efficiencies or other benefits within expected time frames, or at all, or within expected cost projections;

•	our ability to integrate and retain former depositors and borrowers of United Commercial Bank;

•	our ability to manage the loan portfolio acquired from United Commercial Bank within the limits of the loss protection provided by the Federal Deposit Insurance Corporation (“FDIC”);

•	changes in our borrowers’ performance on loans;

•	changes in the commercial and consumer real estate markets;

•	changes in our costs of operation, compliance and expansion;

•	changes in the economy, including inflation;

•	changes in government interest rate policies;

•	changes in laws or the regulatory environment;

•	changes in critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

•	changes in the equity and debt securities markets;

•	changes in competitive pressures on financial institutions;

•	effect of additional provision for loan losses;

•	effect of any goodwill impairment;

•	fluctuations of our stock price;

•	success and timing of our business strategies;

•	impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;

•	changes in our ability to receive dividends from our subsidiaries; and

•	political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2009 Form 10-K under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION
EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,180,735	$835,141
Short-term investments	457,184	510,788
Securities purchased under resale agreements	380,000	227,444
Investment securities available for sale, at fair value (with amortized cost of $2,187,882 at March 31, 2010 and $2,563,043 at December 31, 2009)	2,191,527	2,564,081
Loans held for sale, at fair value	17,540	28,014

Loans receivable, excluding covered loans (net of allowance for loan losses of $250,517 at March 31, 2010 and $238,833 at December 31, 2009)	8,233,268	8,218,671
Covered loans	5,220,721	5,598,155
Total loans receivable, net	13,453,989	13,816,826

FDIC indemnification asset	980,950	1,091,814

Other real estate owned, net	6,907	13,832
Other real estate owned covered, net	78,354	44,273
Total other real estate owned	85,261	58,105

Accrued interest receivable	78,659	82,370
Due from customer acceptances	51,411	40,550
Investment in affordable housing partnerships	101,837	84,833
Premises and equipment	135,168	59,099
Premiums on deposits acquired, net	86,351	89,735
Goodwill	337,438	337,438
Other assets	761,126	732,974
TOTAL	$20,299,176	$20,559,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$2,289,933	$2,291,259
Interest-bearing	12,316,769	12,696,354
Total deposits	14,606,702	14,987,613
Federal Home Loan Bank advances	1,769,452	1,805,387
Securities sold under repurchase agreements	1,032,511	1,026,870
Notes payable and other borrowings	65,262	74,406
Bank acceptances outstanding	51,411	40,550
Long-term debt	235,570	235,570
Accrued interest payable, accrued expenses and other liabilities	232,479	104,157
Total liabilities	17,993,387	18,274,553

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,741 shares outstanding in 2010 and 2009; Series B, cumulative, 306,546 shares issued and outstanding in 2010 and 2009; Series C, cumulative convertible, 335,047 issued and outstanding in 2009.	369,095	693,803
Common stock, $0.001 par value, 200,000,000 shares authorized; 154,811,496 and 116,754,403 shares issued in 2010 and 2009, respectively; 147,907,806 and 109,962,965 shares outstanding in 2010 and 2009, respectively.	155	117
Additional paid in capital	1,418,648	1,091,047
Retained earnings	621,896	604,223
Treasury stock, at cost - 6,903,690 shares in 2010 and 6,791,438 shares in 2009	(106,088)	(105,130)
Accumulated other comprehensive income, net of tax	2,083	599
Total stockholders' equity	2,305,789	2,284,659
TOTAL	$20,299,176	$20,559,212
See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$287,944	$110,816
Investment securities	20,176	29,375
Securities purchased under resale agreements	6,263	1,250
Short-term investments	3,541	2,976
Investment in Federal Reserve Bank stock	657	506
Investment in Federal Home Loan Bank stock	122	-
Total interest and dividend income	318,703	144,923

INTEREST EXPENSE
Customer deposit accounts	33,448	37,073
Securities sold under repurchase agreements	12,541	11,872
Federal Home Loan Bank advances	9,005	13,877
Long-term debt	1,547	2,417
Other borrowings	438	3
Total interest expense	56,979	65,242

Net interest income before provision for loan losses	261,724	79,681
Provision for loan losses	76,421	78,000
Net interest income after provision for loan losses	185,303	1,681

NONINTEREST (LOSS) INCOME
Decrease in FDIC indemnification asset and receivable	(43,572)	-

Impairment loss on investment securities	(4,799)	(13,380)
Less: non-credit related impairment loss recorded in other comprehensive income	-	13,180
Net impairment loss on investment securities recognized in earnings	(4,799)	(200)

Net gain on sale of investment securities	16,111	3,521
Branch fees	8,758	4,793
Gain on acquisition of United Commercial Bank	8,095	-
Letters of credit fees and commissions	2,740	1,854
Ancillary loan fees	1,689	2,229
Income from life insurance policies	1,105	1,083
Net gain on sale of loans	-	8
Other operating income	1,422	506
Total noninterest (loss) income	(8,451)	13,794

NONINTEREST EXPENSE
Compensation and employee benefits	50,779	17,108
Other real estate owned expense	18,012	7,031
Occupancy and equipment expense	11,944	7,391
Deposit insurance premiums and regulatory assessments	11,581	3,325
Prepayment penalty for FHLB advances	9,932	-
Amortization of premiums on deposits acquired	3,384	1,125
Amortization of investments in affordable housing partnerships	3,037	1,760
Loan related expenses	2,997	1,435
Legal expense	2,907	1,778
Data processing	2,482	1,142
Consulting expense	2,141	448
Deposit-related expenses	1,009	901
Other operating expenses	18,705	7,962
Total noninterest expense	138,910	51,406

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	37,942	(35,931)
PROVISION (BENEFIT) FOR INCOME TAXES	13,026	(13,465)
NET INCOME (LOSS)	24,916	(22,466)
PREFERRED STOCK DIVIDENDS AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	6,138	8,743
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$18,778	$(31,209)

EARNINGS (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.17	$(0.50)
DILUTED	$0.13	$(0.50)
DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	109,961	62,998
DILUTED	146,865	62,998

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

		Additional					Accumulated
		Paid In					Other
		Capital		Additional			Comprehensive		Total
	Preferred	Preferred	Common	Paid In	Retained	Treasury	Loss,	Comprehensive	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2008	$-	$472,311	$70	$695,521	$572,172	$(102,817)	$(86,491)		$1,550,766
Cumulative effect adjustment for reclassification of the previously recognized noncredit-related impairment loss on investment securities					8,110		(8,110)		-
BALANCE, JANUARY 1, 2009	-	472,311	70	695,521	580,282	(102,817)	(94,601)		1,550,766
Comprehensive loss
Net loss					(22,466)			$(22,466)	(22,466)
Net unrealized gain on investment securities available-for-sale							22,175	22,175	22,175
Noncredit-related impairment loss on investment securities recorded in the current year							(7,644)	(7,644)	(7,644)
Total comprehensive loss								$(7,935)
Stock compensation costs				1,428					1,428
Tax benefit from stock plans				(403)					(403)
Preferred stock issuance cost		(41)							(41)
Issuance of 290,296 shares pursuant to various stock plans and agreements				15					15
Cancellation of 24,134 shares due to forfeitures of issued restricted stock				577		(577)			-
Purchase of 8,882 shares of treasury stock due to the vesting of restricted stock						(35)			(35)
Amortization of Series B preferred stock discount		1,070			(1,070)				-
Preferred stock dividends					(7,673)				(7,673)
Common stock dividends					(929)				(929)
BALANCE, MARCH 31, 2009	$-	$473,340	$70	$697,138	$548,144	$(103,429)	$(80,070)		$1,535,193

BALANCE, JANUARY 1, 2010	$-	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659
Comprehensive income
Net income					24,916			$24,916	24,916
Net unrealized gain on investment securities available-for-sale							1,484	1,484	1,484
Noncredit-related impairment loss on investment securities recorded in the current year							-	-	-
Total comprehensive income								$26,400
Stock compensation costs				1,565					1,565
Tax benefit from stock plans				(341)					(341)
Issuance of 953,359 shares pursuant to various stock plans and agreements			1	576					577
Conversion of 335,047 shares of Series C Preferred Stock into 37,103,734 shares of common stock		(325,299)	37	325,262					-
Cancellation of 89,795 shares due to forfeitures of issued restricted stock				539		(539)			-
Purchase of 22,457 shares of treasury stock due to the vesting of restricted stock						(419)			(419)
Amortization of Series B preferred stock discount		591			(591)				-
Preferred stock dividends					(5,547)				(5,547)
Common stock dividends					(1,105)				(1,105)
BALANCE, MARCH 31, 2010	$-	$369,095	$155	$1,418,648	$621,896	$(106,088)	$2,083		$2,305,789

								Three Months Ended March 31,
								2010	2009
								(In thousands)
Disclosure of reclassification amounts:
Unrealized holding gain on securities arising during the period, net of tax expense of $5,826 in 2010 and $17,453 in 2009								$8,045	$24,101
Less: Reclassification adjustment for gain included in net income (loss), net of tax expense of $4,751 in 2010 and $1,395 in 2009								(6,561)	(1,926)
Net unrealized (loss) gain on securities, net of tax expense of $1,075 in 2010 and $16,058 in 2009								$1,484	$22,175
See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,916	$(22,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,077	5,807
Accretion of discount and premium	(96,692)	-
Decrease in FDIC indemnification asset and receivable	43,572	-
Gain related to the fair value of investments from the acquisition of United Commercial Bank	(8,095)	-
Impairment writedown on investment securities available-for-sale	4,799	200
Stock compensation costs	1,447	1,428
Deferred tax benefit	(2,874)	(2,033)
Provision for loan losses	76,421	78,000
Impairment on other real estate owned	13,294	3,184
Net gain on sales of investment securities, loans and other assets	(16,052)	(600)
Originations of loans held for sale	(6,382)	(12,078)
Proceeds from sale of loans held for sale	13,695	12,111
FHLB advance prepayment penalty	9,932	-
Tax benefit from stock plans	(341)	(403)
Net change in accrued interest receivable and other assets	44,994	(1,407)
Net change in accrued expenses and other liabilities	142,509	(22,022)
Total adjustments	236,304	62,187
Net cash provided by operating activities	261,220	39,721

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	458,384	100,111
Net decrease (increase) in short-term investments	53,604	(100,847)
Purchases of:
Securities purchased under resale agreements	(300,000)	-
Investment securities held-to-maturity	-	(466,018)
Investment securities available-for-sale	(712,031)	(867,221)
Loans receivable	(179,386)	(4,511)
Federal Reserve Bank stock	(10,500)	(9,196)
Investments in affordable housing partnerships	(539)	-
Premises and equipment	(79,872)	(194)
Proceeds from sale of:
Investment securities	615,843	185,775
Securities purchased under resale agreements	150,000	-
Loans receivable	24,478	9,396
Other real estate owned	31,195	9,799
Premises and equipment	28	-
Repayments, maturity and redemption of investment securities available-for-sale	482,270	610,984
Dividends/redemption of Federal Home Loan Bank stock	93	-
Net cash provided by (used in) investing activities	533,567	(531,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payment for) proceeds from:
Deposits	(380,911)	312,100
Short-term borrowings	(14,643)	(28,369)
Proceeds from:
Issuance of short-term borrowings	5,641	-
Issuance of long-term borrowings	350,000	-
Issuance of common stock pursuant to various stock plans and agreements	695	15
Payment for:
Repayment of long-term borrowings	(389,064)	(119,999)
Repayment of notes payable and other borrowings	(14,181)	(1,909)
Repurchase of treasury shares	(419)	(35)
Issuance and conversion costs of preferred stock & common stock	-	(41)
Cash dividends on preferred stock	(5,547)	(6,822)
Cash dividends on common stock	(1,105)	(929)
Tax benefit from stock plans	341	403
Net cash (used in) provided by financing activities	(449,193)	154,414

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	345,594	(337,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	835,141	878,853
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,180,735	$541,066

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$54,396	$71,370
Income tax (refunds) payments	(1,946)	50
Noncash investing and financing activities:
Transfers to real estate owned/affordable housing partnership	76,552	30,561
Conversion of preferred stock to common stock	325,299	-

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For Three Months Ended March 31, 2010 and 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation.  East West also has nine wholly-owned subsidiaries that are statutory business trusts (the “Trusts”).  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, (previously FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R)), the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior year balances have been reclassified to conform to current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, Accounting for Transfers of Financial Assets, which amends Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), which requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It was effective for the Company on January 1, 2010. The adoption of this guidance did not have a material impact to the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It was effective for the Company on January 1,

2010. The adoption of this guidance does not have a material effect on its financial condition, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the disclosure requirements of significant transfers in and out of Level 1 and Level 2 fair value measurements (see Note 3). The Company does not expect the adoption of the disclosure requirements to have a material effect on its financial condition, results of operations, or cash flows.

3.	FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the information according to the fair value hierarchy noted below. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•
Level 1 – Quoted prices for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Level 1 financial instruments typically include U.S. Treasury securities.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, U.S. Government sponsored enterprise preferred stock securities, single issue trust preferred securities, equity swap agreements, and OREO.

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and non-financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of March 31, 2010 and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 2 during the first quarter of 2010, also there were no transfers in and out of levels 1 and 3 or levels 2 and 3.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of March 31, 2010
	Fair Value Measurements March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale
U.S. Treasury securities	$53,952	$53,952	$-	$-
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,066,441	-	1,066,441	-
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,101	-	26,101	-
Residential mortgage-backed securities	678,327	-	678,327	-
Municipal securities	5,523	-	5,523	-
Other residential mortgage-backed securities, non-investment grade	12,203	-	-	12,203
Corporate debt securities:
Investment grade	317,044	-	315,604	1,440
Non-investment grade	25,603	-	23,506	2,097
U.S. Government sponsored enterprise equity securities	1,828	-	1,828	-
Other securities	4,505	4,505	-	-
Total investment securities available-for-sale	$2,191,527	$58,457	$2,117,330	$15,740

Equity swap agreements	$5,951	$-	$5,951	$-
Derivatives payable	(5,955)	-	-	(5,955)
FX option	1,841	-	1,841	-

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2009
	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale
U.S. Treasury securities	$303,472	$303,472	$-	$-
U.S. Government agency and U.S. Government sponsored enterprise debt securities	832,025	-	832,025	-
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,355	-	26,355	-
Residential mortgage-backed securities	724,348	-	724,348	-
Municipal securities	60,193	-	60,193	-
Other residential mortgage-backed securities:
Investment grade	95,517	-	95,517	-
Non-investment grade	41,610	-	28,872	12,738
Corporate debt securities:
Investment grade	460,895	-	459,917	978
Non-investment grade	8,861	-	6,906	1,955
U.S. Government sponsored enterprise equity securities	1,782	-	1,782	-
Other securities	9,023	9,023	-	-
Total investment securities available-for-sale	$2,564,081	$312,495	$2,235,915	$15,671

Equity swap agreements	$14,177	$-	$14,177	$-
Derivatives payable	(14,185)	-	-	(14,185)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended March 31, 2010
	Fair Value Measurements March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)

Mortgage servicing assets (single and multi family, commercial)	$12,154	$-	$-	$12,154	$(34)

Non-covered impaired loans:
Residential single family	3,428	-	-	3,428	(1,858)
Residential multifamily	9,259	-	-	9,259	(4,459)
Commercial and industrial real estate, land	55,187	-	-	55,187	(19,130)
Construction	6,666	-	-	6,666	(1,921)
Commercial business	11,310	-	-	11,310	(6,486)
Trade finance	379	-	-	379	(126)
Other consumer	167	-	-	167	(82)
Total non-covered impaired loans	86,396	-	-	86,396	(34,062)

Non-covered OREO	6,907	-	6,907	-	(2,247)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended March 31, 2009
	Fair Value Measurements March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)

Mortgage servicing assets (single and multi family, commercial)	$16,664	$-	$-	$16,664	$766

Non-covered impaired loans:
Residential single family	3,765	-	-	3,765	(1,035)
Residential multifamily	1,060	-	-	1,060	(116)
Commercial and industrial real estate, land	55,410	-	-	55,410	(8,940)
Construction	36,842	-	-	36,842	(5,548)
Commercial business	16,831	-	-	16,831	(18,119)
Trade finance	177	-	-	177	(262)
Other consumer	250	-	-	250	(15)
Total non-covered impaired loans	114,335	-	-	114,335	(34,035)

Non-covered OREO	11,333	-	11,333	-	(2,738)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for available-for-sale investment securities by major security type and for major asset and liability categories measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009:

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities, Non-Investment Grade	Corporate Debt Securities
	Total		Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2010	$15,671	$12,738	$978	$1,955	$(14,185)
Total gains or (losses): (1)
Included in earnings	(4,750)	-	3	(4,753)	(3)
Included in other comprehensive loss (unrealized) (2)	4,735	(535)	465	4,805	-
Purchases, issuances, sales, settlements (3)	84	-	(6)	90	8,233
Transfers in and/or out of Level 3 (4)	-	-	-	-	-
Ending balance, March 31, 2010	$15,740	$12,203	$1,440	$2,097	$(5,955)

Changes in unrealized losses included in earnings relating to
assets and liabilities still held at March 31, 2010	$(4,799)	$-	$-	$(4,799)	$3

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities		Corporate Debt Securities
	Total	Investment Grade	Non-Investment Grade	Investment Grade	Non-Investment Grade	Residual Securities	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2009	$624,351	$527,109	$10,216	$1,294	$35,670	$50,062	$(14,142)
Total gains or (losses): (1)
Included in earnings	2,903	168	1	4	(198)	2,928	2,633
Included in other comprehensive loss (unrealized) (2)	22,452	30,240	1,108	20	(14,794)	5,878	-
Purchases, issuances, sales, settlements (3)	(14,697)	(10,997)	-	(12)	1,252	(4,940)	-
Transfers in and/or out of Level 3 (4)	-	-	-	-	-	-	-
Ending balance, March 31, 2009	$635,009	$546,520	$11,325	$1,306	$21,930	$53,928	$(11,509)

Changes in unrealized losses included in earnings relating to
assets and liabilities still held at March 31, 2009	$(200)	$-	$-	$-	$(200)	$-	$(2,633)

(1)
Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities.  Realized gains or losses are reported in the condensed consolidated statements of operations.

(2)
Unrealized gains or losses as well as the noncredit portion of OTTI on investment securities are reported in accumulated other comprehensive loss, net of tax, in the condensed consolidated statements of changes in stockholders’ equity and comprehensive income.

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

The Company’s Level 3 available-for-sale securities include one private-label mortgage-backed security and four pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has been inactive since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

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

Equity Swap Agreements—The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years or 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a $6 thousand adjustment to the valuation of the equity swap agreements for the quarter ended March 31, 2010. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party which the Company places reliance on.

Derivatives Payable—The Company’s derivatives payable are recorded in conjunction with the certificate of deposits (“host instrument”) that pays interest based on changes in the HSCEI and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company’s consideration of its own credit risk resulted in a $2 thousand adjustment to the valuation of the derivative liabilities for the quarter ended March 31, 2010. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

FX Option—The Company has entered into a foreign exchange option contract with a major investment firm. The settlement amount is determined based upon the performance of the Renminbi (“RMB”) relative to the US Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by a third party and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. The Company has also considered the counterparty’s credit risk in determining the valuation. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Mortgage Servicing Assets (“MSAs”)—The Company records MSAs in conjunction with its loan sale and securitization activities since the servicing of the underlying loans is retained by the Bank. MSAs are initially measured at fair value using an income approach. The initial fair value of MSAs is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The valuation for MSAs falls within Level 3 of the fair value hierarchy since there are no quoted prices for MSAs and the significant inputs used to determine fair value are not directly observable. The valuation of MSAs is determined using a discounted cash flow approach utilizing the appropriate yield curve and several market-derived assumptions including prepayment speeds, servicing cost, delinquency and foreclosure costs and behavior, and float earnings rate. Net cash flows are present valued using a market-derived discount rate. The resulting fair value is then compared to recently observed bulk market transactions with similar characteristics.

Impaired Loans—The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans fall within Level 3 of the fair value hierarchy since they are measured at fair value based on the most recent valuation information received on the underlying collateral.

Other Real Estate Owned (“OREO”)—The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans, are considered held-for-sale, and are recorded at the lower of cost or estimated fair value at the time of foreclosure. The fair values of OREO properties are based on third-party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $6.9 million included in the condensed consolidated balance sheets as of March 31, 2010 is recorded net of estimated disposal costs.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Notional or	Estimated	Notional or	Estimated
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,180,735	$1,180,735	$835,141	$835,141
Short-term investments	457,184	457,184	510,788	510,788
Securities purchased under resale agreements	380,000	396,432	227,444	232,693
Investment securities available-for-sale	2,191,527	2,191,527	2,564,081	2,564,081
Loans receivable, net	13,471,529	13,396,993	13,844,840	13,519,060
Investment in Federal Home Loan Bank stock	180,124	180,124	180,217	180,217
Investment in Federal Reserve Bank stock	47,285	47,285	36,785	36,785
Accrued interest receivable	78,659	78,659	82,370	82,370
Equity swap agreements	30,038	5,951	38,828	14,177
FX option	30,000	1,841	-	-

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	7,745,686	6,780,364	7,088,822	6,214,848
Time deposits	6,861,016	6,866,730	7,898,791	7,912,384
Federal funds purchased	22	22	22	22
Federal Home Loan Bank advances	1,769,452	1,753,492	1,805,387	1,791,326
Securities sold under repurchase agreements	1,032,511	1,262,056	1,026,870	1,265,565
Notes payable	12,533	12,533	7,366	7,366
Accrued interest payable	17,343	17,343	19,386	19,386
Long-term debt	235,570	106,715	235,570	103,442
Derivatives payable	30,038	5,955	38,828	14,185

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

Short-Term Investments—The fair values of short-term investments generally approximate their book values due to their short maturities.

Securities Purchased Under Resale Agreements—For securities purchased under resale agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, the securities purchased under resale agreements are long-term in nature and the fair value is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.

Investment Securities Available-For-Sale—The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For private label mortgage-backed securities and pooled trust preferred securities, fair values are based on discounted cash flow analyses.

Loans Receivable, net—The fair value of loans is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of credit for such loans.

Federal Home Loan Bank and Federal Reserve Bank Stock—The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

Accrued Interest Receivable—The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

Equity Swap Agreements—The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. The Company has also considered the counterparty’s credit risk in determining the valuation.

FX Option—The fair value of the derivative contract is provided by a third party and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. The Company has also considered the counterparty’s credit risk in determining the valuation.

Deposits—The fair value of deposits is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve, plus spread, if any. For core deposits, the cash outflows are projected by the decay rate based on the Bank’s core deposit premium study. Cash flows for all non-time deposits are discounted using the LIBOR yield curve. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread.

Federal Funds Purchased—The carrying amounts approximate fair values due to the short-term nature of these instruments.

Federal Home Loan Bank Advances—The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

Notes Payable—The carrying amount of notes payable approximates fair value as these notes are payable on demand.

Accrued Interest Payable—The carrying amount of accrued interest payable approximates fair value due to its short-term nature.

Long-Term Debt—The fair values of long-term debt are estimated by discounting the cash flows through maturity based on current market rates the Bank would pay for new issuances.

Derivatives Payable—The Company’s derivatives payable are recorded in conjunction with the certificate of deposits (“host instrument”) that pays interest based on changes in the HSCEI. The Company’s derivatives payable are estimated using the income approach. The Company has also considered its own credit risk in determining the valuation.

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

During the three months ended March 31, 2010 and 2009, total compensation cost recognized in the condensed consolidated statements of operations related to stock options and restricted stock awards amounted to $1.4 million.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors.  Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands) (1)
Outstanding at beginning of period	1,927,515	$21.59
Granted	-	-
Exercised	(49,890)	11.56
Forfeited	(34,322)	21.27
Outstanding at end of period	1,843,303	21.87	3.29 years	$3,915

Vested or expected to vest at end of period	1,793,335	$21.94	3.25 years	$3,791

Exercisable at end of period	1,185,625	$23.33	2.39 years	$2,678

(1)	Includes in-the-money options only.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The Company did not issue any stock options during the three months ended March 31, 2010.

Three Months Ended March 31, 2009
Expected term (1)	4 years
Expected volatility (2)	60.5%
Expected dividend yield (3)	0.6%
Risk-free interest rate (4)	1.8%

(1)	The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
(2)	The expected volatility was based on historical volatility for a period equal to the stock option's expected term.
(3)	The expected dividend yield is based on the Company's prevailing dividend rate at the time of grant.
(4)	The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option's expected term.

During the three months ended March 31, 2010 and 2009, information related to stock options is presented as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average fair value of stock options granted during the period (1)	$-	$3.00
Total intrinsic value of options exercised (in thousands)	$277	$1
Total fair value of options vested (in thousands)	$1,671	$1,351

(1)	The Company did not issue any stock options during the first quarter of 2010.

As of March 31, 2010, total unrecognized compensation cost related to stock options amounted to $1.9 million.  The cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees.  The restricted shares awarded become fully vested after three to five years of continued employment from the date of grant.  The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued.  Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.  The Company records forfeitures of restricted stock as treasury share repurchases.

The American Recovery and Reinvestment Act of 2009 ("ARRA") places additional restrictions on restricted stock grants. The executive compensation standards are more stringent under ARRA than those in effect under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

A summary of the activity for restricted stock as of March 31, 2010, including changes during the three months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	864,717	$20.12
Granted	903,469	16.89
Vested	(66,796)	34.87
Forfeited	(89,795)	18.85
Outstanding at end of period	1,611,595	17.77

The weighted average fair values of restricted stock awards granted during the three months ended March 31, 2010 and 2009, were $16.89 and $7.12, respectively.

As of March 31, 2010, total unrecognized compensation cost related to restricted stock awards amounted to $20.7 million.  This cost is expected to be recognized over a weighted average period of 2.8 years.

5.	INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of March 31, 2010
Available-for-sale
U.S. Treasury securities	$53,979	$31	$(58)	$53,952
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,069,066	1,477	(4,102)	1,066,441
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	25,241	860	-	26,101
Residential mortgage-backed securities	660,167	18,214	(54)	678,327
Municipal securities	5,511	12	-	5,523
Other residential mortgage-backed securities, non-investment grade	21,330	-	(9,127)	12,203
Corporate debt securities:
Investment grade	308,315	9,558	(829)	317,044
Non-investment grade (1)	37,770	18	(12,185)	25,603
U.S. Government sponsored enterprise equity securities	1,998	71	(241)	1,828
Other securities	4,505	-	-	4,505
Total investment securities available-for-sale	$2,187,882	$30,241	$(26,596)	$2,191,527

As of December 31, 2009
Available-for-sale
U.S. Treasury securities	$304,105	$8	$(641)	$303,472
U.S. Government agency and U.S. Government sponsored enterprise debt securities	841,953	507	(10,435)	832,025
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	25,503	852	-	26,355
Residential mortgage-backed securities	707,290	17,863	(805)	724,348
Municipal securities	59,264	1,027	(98)	60,193
Other residential mortgage-backed securities:
Investment grade	95,181	827	(492)	95,516
Non-investment grade	50,843	368	(9,601)	41,610
Corporate debt securities:
Investment grade	441,606	20,428	(1,138)	460,896
Non-investment grade (1)	26,277	-	(17,416)	8,861
U.S. Government sponsored enterprise equity securities	1,998	-	(216)	1,782
Other securities	9,023	-	-	9,023
Total investment securities available-for-sale	$2,563,043	$41,880	$(40,842)	$2,564,081

(1)
For the three months ended March 31, 2010, the Company recorded through earnings $4.8 million in additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized. The Company recorded $107.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $8.2 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2009.

The Company did not have any investment securities held-to-maturity as of March 31, 2010 and December 31, 2009.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, the Company believes current broker prices obtained on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities.  In light of these circumstances, the Company has modified its approach in determining the fair values of these securities.  For the pooled trust preferred securities, the Company performed a cash flow analyses using the methodology set forth in Note 3 to determine the fair value of securities. For the private-label mortgage-backed security, the Company determined fair value by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.  In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates.

The following tables show the Company’s rollforward of the amount related to other-than-temporary impairment credit losses for the three months ended March 31, 2010:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Beginning balance, January 1	$107,671	$-
Addition of other-than-temporary impairment that was not previously recognized	-	200
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	4,799	-
Ending balance	$112,470	$200

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of March 31, 2010
Available-for-sale
U.S. Treasury securities	$20,246	$(58)	$-	$-	$20,246	$(58)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	464,031	(4,102)	-	-	464,031	(4,102)
U.S. Government agency and U.S. Government sponsored enterprise residential mortgage-backed securities	4,896	(54)	-	-	4,896	(54)
Other residential mortgage-backed securities, non-investment grade	-	-	12,202	(9,127)	12,202	(9,127)
Corporate debt securities:
Investment grade	69,158	(253)	1,440	(576)	70,598	(829)
Non-investment grade (1)	12,731	(61)	9,490	(12,124)	22,221	(12,185)
U.S. Government sponsored enterprise equity securities	792	(241)	-	-	792	(241)
Total investment securities available-for-sale	$571,854	$(4,769)	$23,132	$(21,827)	$594,986	$(26,596)

As of December 31, 2009
Available-for-sale
U.S. Treasury securities	$253,002	$(641)	$-	$-	$253,002	$(641)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	673,067	(10,435)	-	-	673,067	(10,435)
U.S. Government agency and U.S. Government sponsored enterprise residential mortgage-backed securities	55,947	(805)	-	-	55,947	(805)
Municipal securities	12,369	(98)	-	-	12,369	(98)
Other residential mortgage-backed securities:
Investment grade	47,343	(492)	-	-	47,343	(492)
Non-investment grade	19,970	(1,011)	12,739	(8,590)	32,709	(9,601)
Corporate debt securities:
Investment grade	32,342	(97)	978	(1,041)	33,320	(1,138)
Non-investment grade (1)	-	-	8,861	(17,416)	8,861	(17,416)
U.S. Government sponsored enterprise equity securities	1,782	(216)	-	-	1,782	(216)
Total investment securities available-for-sale	$1,095,822	$(13,795)	$22,578	$(27,047)	$1,118,400	$(40,842)

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized losses at March 31, 2010 are related to six trust preferred debt securities with unrealized losses of 12 months or longer. As of March 31, 2010, these trust preferred securities had an estimated fair value of $10.9 million, representing less than 1% of the total investment securities available-for-sale portfolio. Except for one security that has remained at investment grade status, the ratings for the other five trust preferred securities were downgraded to non-investment grade status during 2009 due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments. As of March 31, 2010, these non-investment grade debt instruments had gross unrealized losses amounting to $12.1 million, or 56% of the total amortized cost basis of these securities, comprised of $2.8 million in gross unrealized losses and $9.3 million in noncredit-related impairment losses as of March 31, 2010 pursuant to the provisions of ASC 320-10-65. As a result of the previously discussed diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $4.8 million on our portfolio of pooled trust preferred securities during the first quarter of 2010 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

Mortgage-backed Securities (Available-for-Sale)

As of March 31, 2010, the Company had one private-label available-for-sale mortgage-backed security with a fair value of $12.2 million, with a gross unrealized loss of $9.1 million, or 43% of the amortized cost basis of this security, for more than 12 months. This security is collateralized by single family loans and secured by the first lien on these residential properties. Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis. As such, the Company does not deem this security to be other-than-temporarily impaired as of March 31, 2010.

As of March 31, 2010, there were seven individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of six trust preferred securities with a total fair value of $10.9 million and one mortgage-backed security with a fair value of $12.2 million. As of March 31, 2010, there were also thirty-six securities that have been in a continuous unrealized loss position for less than twelve months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, the Company does not deem these securities to be other-than-temporarily impaired.

The scheduled maturities of investment securities available-for-sale at March 31, 2010 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$1,181,715	$1,175,262
Due after one year through five years	232,433	239,179
Due after five years through ten years	64,294	66,185
Due after ten years	707,442	709,073
Indeterminate maturity	1,998	1,828
Total investment securities available-for-sale	$2,187,882	$2,191,527

6.	COVERED ASSETS AND FDIC INDEMNIFICATION ASSET

Covered Assets

Covered assets are loans receivable and OREO that were acquired in the UCB Acquisition on November 6, 2009 for which the Company entered into a shared-loss agreement (the “shared-loss agreement”) with the FDIC. The shared-loss agreement covered all the loans originated by United Commercial Bank in the domestic U.S. and Hong Kong. Loans originated by United Commercial Bank in China under its United Commercial Bank China (Limited) subsidiary were not included in the shared-loss agreement. The Company will share in the losses, which begins with the first dollar of loss incurred, on the loan pools (including single family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned), covered (“covered assets”) under the shared-loss agreement.

Pursuant to the terms of the shared-loss agreement, the FDIC is obligated to reimburse the Company 80% of eligible losses of up to $2.05 billion with respect to covered assets. The FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion with respect to covered assets. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the November 6, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

On January 14, 2020, the Company is required to pay to the FDIC 50% of the excess, if any of (i) $410 million over (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of March 31, 2010, the estimate for this liability is zero.

At the November 6, 2009 acquisition date, we accounted for the loan portfolio acquired from United Commercial Bank at fair value and estimated that the fair value of the loan portfolio subject to the shared-loss agreement at $5.66 billion. This represents the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date. In the determination of contractual cash flows and cash flows expected to be collected, we assumed no prepayment on the SOP 03-3 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the SOP 03-3 accrual loans for single-family, multi-family and commercial real estate, we used a third party vendor to obtain prepayment speeds, in order to be consistent with the market participants’ notion of the accounting standards. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The Company has elected to account for all loans acquired in the FDIC-assisted acquisition of United Commercial Bank under ASC 310-30.

United Commercial Bank’s loan portfolio included unfunded commitments for commercial lines of credit, constructions draws and other lending activity. Any additional advances on these loans subsequent to November 6, 2009 are not accounted for under ASC 310-30. The total commitment outstanding as of the acquisition date is included under the shared-loss agreement. As such, any additional advances, up to the total commitment outstanding at the time of acquisition are covered loans.

The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the November 6, 2009 acquisition fair value amount, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC indemnification asset or receivable. As of March 31, 2010, no events have occurred that require an allowance for the UCB covered loans.

The carrying amounts and the composition of the covered loans as of March 31, 2010 and December 31, 2009 are as follows:

	Credit Impaired	Other Loans	Total
	(In thousands)
As of March 31, 2010
Real estate loans
Residential single family	$20,573	$596,512	$617,085
Residential multifamily	141,952	993,575	1,135,527
Commercial and industrial real estate	822,512	1,393,692	2,216,204
Construction and land	1,099,559	152,552	1,252,111
Total real estate	2,084,596	3,136,331	5,220,927

Other loans:
Commercial business	460,905	441,458	902,363
Other consumer	384	93,509	93,893
Total other loans	461,289	534,967	996,256

Total principal balance	2,545,885	3,671,298	6,217,183
Covered discount	(926,185)	(430,342)	(1,356,527)
Net valuation of loans	1,619,700	3,240,956	4,860,656
Subsequent acquisition loan advances	-	360,065	360,065
Total covered loans	$1,619,700	$3,601,021	$5,220,721

As of December 31, 2009
Real estate loans
Residential single family	$22,325	$621,742	$644,067
Residential multifamily	158,452	1,010,413	1,168,865
Commercial and industrial real estate	900,165	1,515,284	2,415,449
Construction and land	1,236,228	155,500	1,391,728
Total real estate	2,317,170	3,302,939	5,620,109

Other loans:
Commercial business	603,507	580,260	1,183,767
Other consumer	422	100,377	100,799
Total other loans	603,929	680,637	1,284,566

Total principal balance	2,921,099	3,983,576	6,904,675
Covered discount	(1,033,720)	(474,948)	(1,508,668)
Net valuation of loans	1,887,379	3,508,628	5,396,007
Subsequent acquisition loan advances	-	202,148	202,148
Total covered loans	$1,887,379	$3,710,776	$5,598,155

At March 31, 2010 and December 31, 2009, $574.7 million and $675.6 million of the credit impaired loans, respectively, were considered to be nonperforming loans. The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Covered nonaccrual loans	$574,672	$675,625
Covered loans past due 90 days or more but not on nonaccrual	-	-
Total nonperforming loans	574,672	675,625

Other real estate owned covered, net	78,354	44,273
Total covered nonperforming assets	$653,026	$719,898

We had forty-nine covered OREO properties as of March 31, 2010 with a combined aggregate carrying value of $78.4 million.  Approximately 87% of covered OREO properties as of March 31, 2010 were located in California.  As of December 31, 2009, we had sixty-one covered OREO properties with an aggregate carrying value of $44.3 million.  During the first three months of 2010, we foreclosed on seventeen properties with an aggregate carrying value of $72.4 million as of the foreclosure date.  During the first three months of 2010, we sold twenty-nine covered OREO properties with a total carrying value of $26.7 million resulting in a total combined net loss on sale of $2.8 million. During the first quarter of 2010 we also recorded $11.0 million in writedowns and $644 thousand in net principal additions on covered OREO.

The following table shows the carrying amounts for the covered loans as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
	(In thousands)

Contractually required payments of interest and principal	$7,000,944	$7,976,064
Nonaccretable difference	(1,368,739)	(1,596,950)

Cash flows expected to be collected (1)	5,632,205	6,379,114
Accretable difference	(771,549)	(983,107)

Carrying value of covered loans	$4,860,656	$5,396,007

(1)	Represents undiscounted expected principal and interest cash flows.

Changes in the accretable yield for the covered loans for the three months ended March 31, 2010 is as follows:

Accretable Yield
(In thousands)

Beginning balance, January 1, 2010	$983,107
Accretion	(3,853)
Disposals	(207,705)
Ending balance, March 31, 2010	$771,549

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

From December 31, 2009 to March 31, 2010, excluding scheduled principal payments, a total of $393.2 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, or transferred to covered OREO. The payoff activity during this period of time was higher than anticipated and what was modeled, however management does not believe this activity suggests the need for a change in the original prepayment assumptions at this time due to the short duration of historical payoff activities. The loan discount related to these prepayments of $70.9 million was recorded as an adjustment to interest income in the first quarter of 2010. No impairment write-downs were recorded in the first quarter of 2010.

FDIC Indemnification Asset

As of December 31, 2009, we recorded an FDIC indemnification asset of $1.09 billion, consisting of the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreement. From the period of time from December 31, 2009 through March 31, 2010, the Company recorded $11.5 million of accretion into income. Additionally, because of the high prepayment activity during this timeframe, the Company reduced the FDIC indemnification asset by $122.3 million and recorded the adjustment to noninterest (loss) income. As of March 31, 2010, the recorded FDIC indemnification asset was $981.0 million.

The table below shows FDIC indemnification asset activity for the three months ended March 31, 2010:

FDIC Indemnification Asset
(In thousands)

Beginning balance, January 1, 2010	$1,091,814
Accretion	11,468
Reductions (1)(2)	(122,332)
Ending balance, March 31, 2010	$980,950

(1)	Reductions relate to higher cash flows received from principal amortization, partial prepayments, loan payoffs, and loan sales.
(2)	The reduction amount of $122.3 million also includes chargeoffs, of which $61.9 million is recoverable from the FDIC and recorded in other assets.

7.	ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Allowance balance, beginning of period	$238,833	$178,027
Allowance for unfunded loan commitments and letters of credit	(808)	(1,008)
Provision for loan losses	76,421	78,000
Chargeoffs:
Single family real estate	3,538	3,853
Multifamily real estate	4,963	1,746
Commercial real estate	8,287	2,796
Land	26,945	12,523
Construction	14,255	18,443
Commercial business	7,569	19,459
Automobile	96	8
Other consumer	520	1,312
Total chargeoffs	66,173	60,140

Recoveries:
Single family real estate	112	21
Multifamily real estate	103	122
Commercial and industrial real estate	86	6
Land	117	-
Construction	584	119
Commercial business	1,201	281
Automobile	24	22
Other consumer	17	-
Total recoveries	2,244	571
Net chargeoffs	63,929	59,569
Allowance balance, end of period	$250,517	$195,450

Average non-covered loans outstanding	$8,614,742	$8,197,173

Total gross non-covered loans outstanding, end of period	$8,539,286	$8,064,315

Annualized net chargeoffs to average non-covered loans	2.97%	2.91%

Allowance for loan losses to total gross non-covered loans, end of period	2.93%	2.42%

At March 31, 2010, the allowance for loan losses amounted to $250.5 million, or 2.93% of total non-covered loans, compared with $238.8 million or 2.81% of total non-covered loans at December 31, 2009, and $195.5 million, or 2.42% of total gross loans as of March 31, 2009.  The increase in the allowance for loan losses is primarily due to the $76.4 million in provisions for loan losses recorded during the three months ended March 31, 2010.  This compares to $78.0 million in provisions for loan losses recorded during the three months ended March 31, 2009.  During the first three months of 2010, the Company recorded $63.9 million in net chargeoffs, compared to $59.6 million in net chargeoffs recorded during the first three months of 2009.

8.	PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

	March 31, 2010	December 31, 2009
	(In thousands)

Land	$15,545	$15,545
Office Buildings	101,768	27,923
Leasehold improvements	24,725	24,663
Furniture, fixtures and equipment	46,323	39,253
Total cost	188,361	107,384
Accumulated depreciation and amortization	(53,194)	(48,285)
Net book value	$135,167	$59,099

The increase in office buildings during the first quarter of 2010 is due to the purchase of several properties totaling approximately $78.6 million by the Company as part of the FDIC-assisted transaction of United Commercial Bank.

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

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill remained at $337.4 million at March 31, 2010 and December 31, 2009. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment writedowns as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of March 31, 2010, the Company’s market capitalization based on total outstanding common and preferred shares was $3.06 billion and its total stockholders’ equity was $2.31 billion. The Company performed its annual impairment test as of December 31, 2009 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The gross carrying amount of deposit premiums totaled $115.4 million and $117.5 million, respectively, and the related accumulated amortization totaled $28.2 million and $26.9 million, respectively, at March 31, 2010 and December 31, 2009. During 2009, the Company added $74.4 million in deposit premiums as a result of the UCB Acquisition. The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits.

The following table provides the estimated future amortization expense of premiums on acquired deposits for 2010 and the succeeding four years as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)

2010	$9,675
2011	11,959
2012	10,563
2013	9,047
2014	8,162

10.	COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements.  As of March 31, 2010 and December 31, 2009, respectively, undisbursed loan commitments amounted to $2.27 billion and $2.46 billion, respectively.  Commercial and standby letters of credit amounted to $697.8 million and $715.2 million as of March 31, 2010 and December 31, 2009, respectively.

Guarantees – From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business.  For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee.  When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of March 31, 2010, total loans sold or securitized with recourse amounted to $488.4 million and were comprised of $69.7 million in single family loans with full recourse and $418.7 million in multifamily loans with limited recourse.  In comparison, total loans sold or securitized with recourse amounted to $497.5 million at December 31, 2009, comprised of $72.6 million in single family loans with full recourse and $425.0 million in multifamily loans with limited recourse.  The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans.  The Company’s recourse reserve related to loan sales and securitizations totaled $3.2 million as of March 31, 2010 and $2.9 million as of December 31, 2009, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  Despite the challenging conditions in the real estate market, the Company continues to experience relatively minimal losses from the single family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan.  When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of March 31, 2010 and December 31, 2009, the amount of loans sold without recourse totaled $1.65 billion and $1.50 billion, respectively.  Total loans securitized without recourse amounted to $348.4 million and $358.1 million, respectively, at March 31, 2010 and December 31, 2009.  The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation – Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2010.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

11.	STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering - In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share.  The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs.  The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred stock into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares.  This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share.  On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred stock to be converted into shares of the Company’s common stock.  Dividends on the Series A preferred stock, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 15, May 15, August 15 and November 15 of each year.  The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of March 31, 2010, 85,741 shares were outstanding.

Series B Preferred Stock Offering - On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B”), with a liquidation preference of $1,000 per share.  The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S. Treasury’s Capital Purchase Program (“TCPP”).  The Series B preferred shares will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum.  The Series B preferred shares are transferable by the U.S. Treasury at any time.  Subject to the approval of the Federal Reserve Board, the Series B preferred shares may be reacquired by the Company at 100% of liquidation preference (plus any accrued and unpaid dividends).

Series C Preferred Stock - On November 5, 2009, we entered into investment agreements with various investors, pursuant to which the investors purchased an aggregate of $500 million of our common stock and newly-issued shares of our Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C, or the Series C Preferred Stock, in a private placement transaction, which closed on November 6, 2009. In the private placement, we issued to certain qualified institutional buyers and accredited investors, several of whom were already our largest institutional stockholders, the following securities:

•
an aggregate of 335,047 shares of our Series C Preferred Stock, each share of which automatically converted into 110.74197 shares of our common stock (an aggregate of 37,103,734 shares of our common stock) at a per common share conversion price of $9.03, as adjusted in accordance with the terms of the Series C Preferred Stock; and

•	an aggregate of 18,247,012 shares of our common stock.

On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of our common stock upon conversion of the 335,047 shares of the Series C Preferred Stock. The Series C Preferred Stock was subsequently automatically converted into shares of our common stock on March 30, 2010, and, as a result, no shares of the Series C Preferred Stock remain outstanding.

Warrants – During 2008, in conjunction with the Series B preferred stock offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million.  The warrants may be exercised at any time on or before December 5, 2018.  During the fourth quarter of 2009, the Company received a 50% reduction in the warrants we issued to the U.S. Treasury in conjunction with the TARP capital we received in December, 2008. This adjustment to the warrants was due to the fact that within one year of issuance, the Company raised new capital in excess of the TARP capital issued in December, 2008. The warrants, and all rights under the warrants, are freely transferable.  As of March 31, 2010, there were 1,517,555 warrants outstanding.

Stock Repurchase Program – During 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company’s common stock.  The Company did not repurchase any shares during the three months ended March 31, 2010 in connection with this stock repurchase program.

Quarterly Dividends – On January 26, 2010, the Company’s Board of Directors declared first quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about February 1, 2010 to shareholders of record on January 15, 2010.  On January 26, 2010, the Company’s Board of Directors also declared and paid quarterly preferred cash dividends on its Series B preferred shares.  Total cash dividends accrued and paid in conjunction with the Company’s Series A and B preferred stock amounted to $5.5 million during the three months ended March 31, 2010.

On January 26, 2010, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.01 per share payable on or about February 24, 2010 to shareholders of record on February 10, 2010.  Cash dividends totaling $1.1 million were paid to the Company’s common shareholders during the first quarter of 2010.

Earnings (Loss) Per Share (“EPS”) – The actual number of shares outstanding at March 31, 2010 was 147,907,806.  Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.

The following table sets forth earnings (loss) per share calculations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010			2009
	Net income available to	Number of Weighted	Per Share	Net loss available to	Number of Weighted	Per Share
	common stockholders	Average Shares	Amounts	common stockholders	Average Shares	Amounts
	(In thousands, except per share data)
Basic EPS
Net income (loss) as reported	$24,916			$(22,466)
Less: Preferred stock dividends and amortization of preferred stock discount	(6,138)			(8,743)
Basic earnings (loss) per share	$18,778	109,961	$0.17	$(31,209)	62,998	$(0.50)

Diluted EPS
Effect of dilutive securities:
Stock options	-	170		-	-
Restricted stock	3	332		-	-
Stock warrants	-	163		-	-
Convertible Preferred Stock	-	36,239		-	-
Diluted earnings (loss) per share	$18,781	146,865	$0.13	$(31,209)	62,998	$(0.50)

The following outstanding convertible preferred stock, stock options, and restricted stock for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Convertible preferred stock	5,573	12,772
Stock options	1,067	2,570
Restricted stock	503	779

12.	BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting: retail banking, commercial banking, and other. For the Bank, the chief operating decision maker is the Chief Executive Officer (“CEO”). Specifically, our business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking. A third segment, “Other”, provides broad administrative support to these two core segments. During the fourth quarter of 2009, a fourth operating segment, the United Commercial Bank segment (the “UCB segment”) was identified as a result of the UCB Acquisition. The UCB segment was identified as a segment due to the significant size of the transaction and meets the other requirements of a segment, that is, the segment engages in business activities from which it earns revenues and incur expenses and whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

During the first quarter of 2010, the Company’s management made the decision to fully integrate the UCB segment into its two-segment core business structure: Retail Banking and Commercial Banking.  With this integration, effective the first quarter of 2010, the Company’s business focus reverted back to a three-segment core business structure: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices. Furthermore, the Company’s Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including Treasury activities and eliminations of intersegment amounts, have been aggregated and included in “Other.”

The Company’s funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins. Changes to the Company’s transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$90,061	$202,001	$26,641	$318,703
Charge for funds used	(29,672)	(29,587)	(8,218)	(67,477)
Interest spread on funds used	60,389	172,414	18,423	251,226
Interest expense	(33,278)	(7,725)	(15,976)	(56,979)
Credit on funds provided	57,009	4,981	5,487	67,477
Interest spread on funds provided	23,731	(2,744)	(10,489)	10,498
Net interest income (expense)	$84,120	$169,670	$7,934	$261,724

Provision for loan losses	$26,106	$50,315	$-	$76,421
Depreciation, amortization and accretion	(9,967)	(28,578)	7,143	(31,402)
Goodwill	320,566	16,872	-	337,438
Segment pretax (loss) profit	(9,483)	37,839	9,586	37,942
Segment assets	7,185,523	9,325,858	3,787,795	20,299,176

	Three Months Ended March 31, 2009
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$55,010	$63,059	$26,854	$144,923
Charge for funds used	(15,283)	(15,030)	(56,866)	(87,179)
Interest spread on funds used	39,727	48,029	(30,012)	57,744
Interest expense	(27,008)	(4,696)	(33,538)	(65,242)
Credit on funds provided	41,739	4,600	40,840	87,179
Interest spread on funds provided	14,731	(96)	7,302	21,937
Net interest income (expense)	$54,458	$47,933	$(22,710)	$79,681

Provision for loan losses	$34,115	$43,885	$-	$78,000
Depreciation, amortization and accretion	3,145	881	1,780	5,806
Goodwill	320,566	16,872	-	337,438
Segment pretax (loss) profit	(11,706)	(6,903)	(17,322)	(35,931)
Segment assets	6,489,624	4,864,092	1,210,808	12,564,524

13.	BUSINESS COMBINATIONS

During the first quarter of 2010, the Company recognized an $8.1 million purchase price adjustment related to the fair value of investments obtained in the acquisition of United Commercial Bank with a corresponding increase to the gain on acquisition. This adjustment represents accrued interest related to certain available-for-sale investments acquired in the FDIC assisted acquisition of United Commercial Bank that was not previously recognized. The adjustment is included in noninterest income for the quarter ended March 31, 2010.

Under ASC 805, Business Combinations, the Company is allowed to recognize additional assets and liabilities related to the November 6, 2009 acquisition of UCB if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and those liabilities as of that date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date.

14.	SUBSEQUENT EVENTS

Dividend Payout

On April 26, 2010, the Company’s Board of Directors approved the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock.  The dividend is payable on or about May 1, 2010 to shareholders of record as of April 15, 2010.  Additionally, the Board declared a dividend of $0.01 per share on the Company’s common stock payable on or about May 24, 2010 to shareholders of record as of May 10, 2010.

The Board has also authorized the payment of second quarter dividends of $12.50 per share on the Company's Series B Preferred Stock to be paid on May 15, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries.  This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations.  This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and the condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

•	fair valuation of financial instruments;

•	investment securities;

•	covered loans;

•	FDIC indemnification asset;

•	allowance for loan losses;

•	other real estate owned;

•	loan sales;

•	goodwill impairment;

•	share-based compensation; and

•	income taxes and deferred tax asset valuation

Our significant accounting policies are described in greater detail in our 2009 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For the first quarter 2010, net income was $24.9 million, an increase of $47.4 million over a net loss of $22.5 million reported in the first quarter of 2009. The increase in net income was largely driven by our larger asset size and increased earnings power resulting primarily from the UCB acquisition on November 6, 2009.

During the first quarter of 2010, we experienced a small decline in deposits with total deposits decreasing to $14.61 billion as of March 31, 2010, representing a 3%, or $380.9 million, decrease from the total deposits of $14.99 billion as of December 31, 2009. The decrease in deposits is primarily due to strategically reducing brokered deposits by $582.6 million during the first quarter of 2010 partially offset by growth in deposits of $201.7 million from our retail network and commercial customers. Our cost of deposits decreased 18 basis points to 0.93% for the first quarter of 2010, compared to 1.11% for the fourth quarter of 2009.  Our ongoing efforts to deleverage our balance sheet have resulted in a lower loan to deposit ratio of 93.9% at March 31, 2010, compared to 94.0% at December 31, 2009 and 96.8% at September 30, 2009.

Our total borrowing capacity and holdings of cash and short-term investments increased to $5.49 billion as of March 31, 2010, compared to $4.24 billion as of December 31, 2009.  As of March 31, 2010, we had $1.18 billion in cash and cash equivalents and approximately $3.86 billion in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“FRB”) and federal funds facilities with several financial institutions.  We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations.

Our capital position also remains strong.  In 2009, we raised a total $588.6 million, net of costs, in capital primarily through the issuance of $335.0 million in Series C Preferred Shares and $272.8 million in common stock. These issuances of preferred and common stock have bolstered our capital ratios well above regulatory minimums and “well-capitalized” thresholds for banks.  As of March 31, 2010, our total risk-based capital ratio was 20.9% or $1.17 billion more than the 10.0% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 18.9% and our Tier 1 leverage ratio of 10.2% as of March 31, 2010 also significantly exceeded regulatory guidelines for well-capitalized banks.

Non-covered nonperforming assets totaled $181.3 million representing 0.89% of total assets at March 31, 2010.  This compares to $187.0 million or 0.91% of total assets at December 31, 2009.  Non-covered nonperforming assets as of March 31, 2010 are comprised of nonaccrual loans totaling $174.4 million and OREO totaling $6.9 million.

We believe that the early identification of problem loans and potential future problem loans has enabled us to resolve credit issues with substantially less risk and ultimate losses.  At March 31, 2010, the allowance for loan losses amounted to $250.5 million or 2.93% of total gross non-covered loans, compared to $238.8 million or 2.81% of total gross non-covered loans as of December 31, 2009.  We recorded $76.4 million in loan loss provisions during the first quarter of 2010, compared to $140.0 million and $78.0 million recorded during the fourth and first quarters of 2009, respectively.  Total net chargeoffs amounted to $63.9 million during the first quarter of 2010, compared to $130.7 million during the fourth quarter of 2009 and $59.6 million during the first quarter of 2009.  Approximately 42%, or $26.8 million, of the total net chargeoffs recorded during the first quarter of 2010 were related to land loans. The charge-offs reflect the Company’s ongoing strategy to reduce its exposure to land loans.

Net interest income for the first quarter increased to $261.7 million, a $182.0 million or a 228% increase over the first quarter of 2009. The net interest margin for the first quarter increased to 5.92%, up 318 basis points from 2.74% in the prior year period.  Included in net interest income is $81.3 million of discount accretion on early payoffs and recoveries on loans from the UCB acquisition, which is offset by a corresponding $43.6 million net reduction in the FDIC indemnification asset and receivable. The $43.6 million net reduction in the FDIC indemnification asset and receivable is included in noninterest income.

In the first quarter of 2010, East West took several actions to better position the balance sheet and reduce our sensitivity to future interest rate risk. East West sold $599.7 million in fixed rate investment securities to mitigate the impact of future interest rate increases. As a result of the sale of these securities, East West recorded a gain of $16.1 million. As previously discussed, East West also prepaid higher cost FHLB advances during the first quarter. Additionally, East West unwound reverse repurchase agreements totaling $150.0 million and recorded a termination gain of $2.5 million during the first quarter as a yield adjustment. Although a non-GAAP measure, a reconciliation of our net interest income to adjusted net interest income is as follows:

	Three Months Ended March 31, 2010
	Interest	Yield
	(Dollars in thousands)

Net interest income before provision for loan losses	$261,724	5.92%
Less yield adjustment related to:
Loan dispositions and recoveries on loans from the UCB acquisition	81,343
Reverse repurchase agreement termination gain	2,536
Total yield adjustments	83,879

Adjusted net interest income	$177,845	4.02%

Total noninterest income (loss) decreased 161% to $(8.5) million during the first quarter of 2010, compared with $13.8 million for the corresponding quarter in 2009.  The decrease in noninterest income (loss) is primarily due to a charge recorded for the decrease in FDIC indemnification asset and receivable and impairment loss on investment securities available-for-sale.  These decreases were partially offset by higher net gains on sales of investments securities available-for-sale, branch-related revenues, and an $8.1 million purchase price adjustment on the acquisition of United Commercial Bank recorded during the first quarter of 2010.  Adjusted noninterest income increased to $15.7 million during the first quarter of 2010, compared to $10.4 million during the same period in 2009. The adjusted noninterest income of $15.7 million for the first quarter of 2010 excludes the decrease in FDIC indemnification asset and receivable of $43.6 million, purchase price adjustment on the acquisition of United Commercial Bank of $8.1 million, non-cash OTTI charges of $4.8 million and net gain on sale of investment securities of $16.1 million. For the same period of 2009, adjusted noninterest income excludes non-cash OTTI charges of $200 thousand and a $3.5 million net gain on sale of investment securities. Although a non-GAAP measure, a reconciliation of our noninterest income to adjusted noninterest income is as follows:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
	(In thousands)

Noninterest (loss) income	$(8,451)	$420,838	$13,794
Add:
Impairment loss on investment securities	4,799	45,775	200
Decrease in FDIC indemnification asset and receivable	43,572	23,338	-
Subtract:
Net gain on sale of investment securities	(16,111)	(4,545)	(3,521)
Fair value purchase price adjustment on the acquisition of United Commercial Bank	(8,095)	(471,009)	-
Adjusted noninterest income	$15,714	$14,397	$10,473

Total noninterest expense increased 170% to $138.9 million during the first quarter of 2010, compared with $51.4 million for the same period in 2009. The increase in total noninterest expense during the first quarter of 2010, as compared to the first quarter of 2009, can be attributed primarily to the higher staffing levels resulting from the November 6, 2009 UCB acquisition. The higher staffing levels contributed to increased compensation and related benefit costs as well as an increase in occupancy and operational related expenses. Higher OREO expenses and credit cycle related expenses as well as higher deposit insurance premiums and regulatory assessments also contributed to the increase. Also during the first quarter of 2010, the Company prepaid $379.1 million in FHLB advances with an average cost of 4.26% and paid a prepayment penalty of $9.9 million, which is included in noninterest expense.  Our efficiency ratio, which represents noninterest expense (excluding amortization and impairment losses on intangible assets, amortization of investments in affordable housing partnerships, and prepayment penalty for FHLB advances) divided by the aggregate of net interest income before provision for loan losses and noninterest income, was 58.45% during the first quarter of 2010 compared with 51.80% during the same quarter of 2009.  We will continue to focus on cost management throughout the remainder of 2010.

Total consolidated assets at March 31, 2010 decreased to $20.30 billion, compared with $20.56 billion at December 31, 2009.  The net decrease in total assets is comprised predominantly of decreases of investment securities available-for-sale of $372.6 million, covered loans of $377.4 million, and FDIC indemnification asset of $110.9 million.  These decreases were partially offset by increases in cash and cash equivalents of $345.6 million and securities purchased under resale agreements of $152.6 million.

Total liabilities decreased 2% to $17.99 billion as of March 31, 2010, compared to $18.27 billion as of December 31, 2009.  The net decrease in liabilities is primarily due to a decrease in total deposits of $380.9 million.

Total average assets increased 63% to $20.40 billion during the first quarter of 2010, compared to $12.50 billion for the first quarter of 2009, due primarily to the UCB acquisition.

On April 26, 2010, the Board of Directors declared second quarter dividends on our common stock and remaining Series A preferred stock.

Results of Operations

Net income for the first quarter of 2010 totaled $24.9 million, compared with a net loss of $22.5 million for the first quarter of 2009. On a per diluted share basis, net income (loss) was $0.13 and $(0.50) for the first quarter of 2010 and first quarter of 2009, respectively. Our annualized return on average total assets increased to 0.49% for the quarter ended March 31, 2010, from (0.72)% for the same period in 2009. The annualized return on average stockholders’ equity increased to 4.71% for the first quarter of 2010, compared with (11.69)% for the first quarter of 2009.

Components of Net Income (Loss)

	Three Months Ended March 31,
	2010	2009
	(In millions)

Net interest income	$261.7	$79.7
Provision for loan losses	(76.4)	(78.0)
Noninterest (loss) income	(8.5)	13.8
Noninterest expense	(138.9)	(51.4)
(Provision) benefit for income taxes	(13.0)	13.4
Net income (loss)	$24.9	$(22.5)

Annualized return on average total assets	0.49%	(0.72)%
Annualized return on average total equity	4.35%	(5.83)%
Annualized return on average common equity	4.71%	(11.69)%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the first quarter of 2010 totaled $261.7 million, a 228% increase over net interest income of $79.7 million for the same period in 2009.

Net interest margin, defined as net interest income divided by average interest earning assets, increased 318 basis points to 5.92% during the quarter ended March 31, 2010, from 2.74% during the first quarter of 2009. The increase in the net interest margin is primarily due to a yield adjustment related to the $81.3 million of discount accretion on early payoffs and recoveries on loans from the UCB acquisition as well as the 116 basis points decrease in the cost of funds during the first quarter of 2010.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(In thousands)
ASSETS
Interest-earning assets:
Short-term investments and interest bearing deposits in other banks	$1,289,964	$3,541	1.11%	$731,573	$2,976	1.65%
Securities purchased under resale agreements	259,319	6,263	9.66%	50,000	1,250	10.00%
Investment securities held-to-maturity:
Taxable	-	-	0.00%	405,851	6,695	6.60%
Tax-exempt (2)(3)	-	-	0.00%	16,642	277	6.66%
Investment securities available-for-sale:
Taxable	2,181,248	20,147	3.75%	2,277,426	22,493	4.01%
Tax-exempt (2)(3)	4,627	43	3.72%	3,340	-	0.00%
Loans receivable	8,614,742	122,028	5.74%	8,197,173	110,816	5.48%
Loans receivable - covered	5,369,328	165,916	12.53%	-	-	-
FHLB and FRB stock	221,705	779	1.41%	120,040	506	1.69%
Total interest-earning assets	17,940,933	$318,717	7.20%	11,802,045	$145,013	4.98%

Noninterest-earning assets:
Cash and due from banks	324,655			122,899
Allowance for loan losses	(253,482)			(186,058)
Other assets	2,386,611			759,363
Total assets	$20,398,717			$12,498,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$636,039	$614	0.39%	$361,569	$393	0.44%
Money market accounts	3,464,234	7,966	0.93%	1,487,178	5,694	1.55%
Savings deposits	992,186	1,142	0.47%	410,232	702	0.69%
Time deposits	7,315,789	23,726	1.32%	4,815,018	30,284	2.55%
FHLB advances	2,035,825	9,005	1.79%	1,285,070	13,877	4.38%
Securities sold under repurchase agreements	1,028,698	12,541	4.88%	998,583	11,872	4.76%
Subordinated debt and trust preferred securities	235,570	1,547	2.63%	235,570	2,417	4.10%
Other borrowings	54,827	438	3.20%	2,445	3	0.49%
Total interest-bearing liabilities	15,763,168	$56,979	1.47%	9,595,665	$65,242	2.76%

Noninterest-bearing liabilities:
Demand deposits	2,222,104			1,238,551
Other liabilities	119,733			123,085
Stockholders' equity	2,293,712			1,540,948
Total liabilities and stockholders' equity	$20,398,717			$12,498,249
Interest rate spread			5.73%			2.22%

Net interest income and net interest margin		$261,738	5.92%		$79,771	2.74%

(1)	Annualized.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)
Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $29 thousand and 2.51% for the three months ended March 31, 2010. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $187 thousand and 4.49% for the three months ended March 31, 2009.

Analysis of Changes in Net Interest Income

Changes in net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities.  The following table sets forth information regarding changes in interest income and interest expense for the periods indicated.  The total change for each category of interest-earning asset and interest-bearing liability is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by new volume).  Nonaccrual loans are included in average loans used to compute this table.

	Three Months Ended March 31,
	2010 vs. 2009
	Total	Changes Due to
	Change	Volume (1)	Rates (1)
	(In thousands)
INTEREST-EARNING ASSETS
Short-term investments and interest bearing deposits in other banks	$565	$1,754	$(1,189)
Securities purchased under resale agreements	5,013	5,057	(44)
Investment securities held-to-maturity:
Taxable	(6,695)	(6,695)	-
Tax-exempt (2)	(277)	(277)	-
Investment securities available-for-sale:
Taxable	(2,346)	(926)	(1,420)
Tax-exempt (2)	43	43	-
Loans receivable	11,212	5,784	5,428
Loans receivable - covered	165,916	165,916	-
FHLB and FRB stock	273	369	(96)
Total interest and dividend income	173,704	171,025	2,679

INTEREST-BEARING LIABILITIES
Checking accounts	221	269	(48)
Money market accounts	2,272	5,245	(2,973)
Savings deposits	440	731	(291)
Time deposits	(6,558)	11,787	(18,345)
Federal funds purchased	(3)	(1)	(2)
FHLB advances	(4,872)	5,727	(10,599)
Securities sold under repurchase agreements	669	363	306
Subordinated debt and trust preferred securities	(870)	-	(870)
Other borrowings	438	438	-
Total interest expense	(8,263)	24,559	(32,822)

CHANGE IN NET INTEREST INCOME	$181,967	$146,466	$35,501

Provision for Loan Losses

We recorded $76.4 million in provisions for loan losses during the first quarter of 2010. In comparison, we recorded $78.0 million in provision for loan losses during the first quarter of 2009. The Company recorded $63.9 million in net chargeoffs during the first three months of 2010, compared to $59.6 million in net chargeoffs recorded during the first three months of 2009. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Throughout the course of 2009 and the first quarter of 2010, we have actively reduced exposure to land and construction loans, reducing both outstanding loan balances as well as total commitments.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

Components of Noninterest (Loss) Income

	Three Months Ended March 31,
	2010	2009
	(In millions)

Decrease in FDIC indemnification asset and receivable	$(43.6)	$-
Impairment loss on investment securities	(4.8)	(0.2)
Net gain on sale of investment securities	16.1	3.5
Branch fees	8.8	4.8
Gain related to the fair value of investments from the acquisition of United Commercial Bank	8.1	-
Letters of credit fees and commissions	2.7	1.9
Ancillary loan fees	1.7	2.2
Income from life insurance policies	1.1	1.1
Other operating income	1.4	0.5
Total noninterest (loss) income	$(8.5)	$13.8

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

We recorded a noninterest loss of $8.5 million during the three months ended March 31, 2010, a 161% decrease from the noninterest income of $13.8 million recorded for the same period in 2009. The decrease in noninterest income for the quarter ended March 31, 2010, as compared to the same quarter in 2009, is primarily due to the decrease in FDIC indemnification asset and receivable recorded during the first quarter of 2010. In addition, impairment loss on investments securities was higher in the first quarter of 2010 compared to the same period in 2009. These decreases to noninterest income were partially offset by increases in branch fees, net gain on sale of investment securities, and a purchase accounting adjustment on the UCB acquisition.

The decrease of $43.6 million in FDIC indemnification asset and receivable was primarily related to early payoffs on covered loans.

Impairment loss on investment securities of $4.8 million for the first quarter of 2010 comes from additional increases to the amount related to the credit loss on three corporate debt securities for which an other-than-temporary impairment was previously recognized.

Branch fees, which represent revenues derived from branch operations, increased 83% to $8.8 million in the first quarter of 2010, from $4.8 million for the same quarter in 2009. The increase in branch-related fees can be attributed primarily to higher revenues from service and transaction charges on deposit accounts.

During the first quarter of 2010, we also recorded an $8.1 million purchase price adjustment on the acquisition of United Commercial Bank.

During the first quarter of 2010, net gain on sale of investment securities increased to $16.1 million, compared to $3.5 million recorded during the first quarter of 2009. Proceeds from the sale on investment securities provide additional liquidity to purchase additional investment securities, to fund loan originations, and to pay down borrowings.

Noninterest Expense

Components of Noninterest Expense

	Three Months Ended March 31,
	2010	2009
	(In millions)

Compensation and employee benefits	$50.8	$17.1
Other real estate owned expense	18.0	7.0
Occupancy and equipment expense	11.9	7.4
Deposit insurance premiums and regulatory assessments	11.6	3.3
Prepayment penalty for FHLB advances	9.9	-
Amortization and impairment writedowns of premiums on deposits acquired	3.4	1.1
Amortization of investments in affordable housing partnerships	3.0	1.8
Loan related expenses	3.0	1.4
Legal expense	2.9	1.8
Data processing	2.5	1.2
Consulting expense	2.2	0.4
Deposit-related expenses	1.0	0.9
Other operating expenses	18.7	8.0
Total noninterest expense	$138.9	$51.4

Efficiency ratio (1)	58.45%	51.80%

(1)
Represents noninterest expense, excluding the amortization and/or impairment losses of intangibles, amortization of investments in affordable housing partnerships, and prepayment penalty for FHLB advances, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment loss on investment securities.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 170% to $138.9 million during the first quarter of 2010, from $51.4 million for the same quarter in 2009.

Compensation and employee benefits increased to $50.8 million, a $33.7 million increase from the first quarter of 2009 resulting from the acquisition of UCB. Included in this amount is $6.2 million in compensation and severance expense that is not expected to be incurred in future quarters. The other integration related expenses of $3.7 million were largely due to consultant fees, legal fees and other expenses incurred in the first quarter related to the UCB integration and are expected to not be incurred in future quarters. East West prepaid $379.1 million in FHLB advances and paid a prepayment penalty of $9.9 million.

We recorded OREO expenses, net of OREO revenues and gains, totaling $18.0 million during the quarter ended March 31, 2010, compared with $7.0 million during the same period in 2009. The $18.0 million in total OREO expenses incurred during the first three months of 2010 is comprised of $2.1 million in various operating and maintenance expenses related to our higher volume of OREO properties, $13.3 million in valuation losses, and $2.6 million in net losses from the sale of forty-two OREO properties consummated during the first quarter of 2010. As of March 31, 2010, total OREO amounted to $85.3 million, compared to $38.6 million as of March 31, 2009.

Deposit insurance premiums and regulatory assessments increased 248% to $11.6 million during the quarter ended March 31, 2010, compared with $3.3 million during the same period in 2009. The increase in deposit insurance premiums and regulatory assessments is primarily due to the increase in the

FDIC deposit assessment rate beginning the second quarter of 2009 and the assumption of deposit balances resulting from the UCB acquisition.

Amortization expense and impairment losses on premiums on deposits acquired increased 201% to $3.4 million during the quarter ended March 31, 2010, compared with $1.1 million during the same period in 2009. The increase is due to the increase in net premiums on deposits acquired resulting from the UCB acquisition. The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in the Company’s current asset liability model. Premiums on acquired deposits are amortized over their estimated useful lives.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees, and charitable contributions. Other operating expenses increased 135% to $18.7 million during the quarter ended March 31, 2010, compared with $8.0 million during the same period in 2009 due to a full quarter of additional operating expenses related to the UCB acquisition.

Our efficiency ratio increased to 58.45% for the quarter ended March 31, 2010, compared to 51.80% for the corresponding period in 2009. The increase in our efficiency ratio during the first quarter of 2010 can be attributed largely to higher operating expenses primarily related to the UCB acquisition.

Income Taxes

The provision for income taxes amounted to $13.0 million for the first quarter of 2010, representing an effective tax provision rate of 34.3%.  In comparison, the income tax benefit of $13.5 million represented an effective tax benefit rate of 37.5% for the first quarter of 2009.   Included in the income tax recognized during the first quarter of 2010 and 2009 are $2.9 million and $1.6 million, respectively, in tax credits generated from our investments in affordable housing partnerships.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies.  The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with this standard.

As of March 31, 2010, the Company had a net deferred tax liability of $4.2 million. The Company anticipates that the deferred tax assets will reverse in future periods such that the resulting tax deductions will be offset with taxable income resulting from the reversal of existing taxable temporary differences. One of the deferred tax assets is a capital loss of approximately $25 million. For tax purposes, capital losses can only be utilized to the extent that capital gains are available for offset. Capital losses may be carried back to the three years preceding the loss and carried forward for five years. Based on capital gains available in the carryback period and capital gains that are available through the utilization of available tax planning strategies, the Company expects to fully utilize the portion of the deferred tax asset relating to capital losses.

Operating Segment Results

We have identified three operating segments for purposes of management reporting: retail banking, commercial banking, and other. For the Bank, the chief operating decision maker is the Chief Executive Officer (“CEO”). Specifically, our business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking. A third segment, “Other”, provides broad administrative support to these two core segments. During the fourth quarter of 2009, a fourth operating segment, the United Commercial Bank segment (the “UCB segment”) was identified as a result of the UCB Acquisition. The UCB segment was identified as a segment due to the significant size of the transaction and meets the other requirements of a segment, that is, the segment engages in business activities from which it earns revenues and incur expenses and whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

During the first quarter of 2010, the Company’s management made the decision to fully integrate the UCB segment into its two-segment core business structure: Retail Banking and Commercial Banking.  With this integration, effective the first quarter of 2010, the Company’s business focus reverted back to a three-segment core business structure: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions have been aggregated and included in “Other.”

Changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The Company’s funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within our credit portfolio. Our transfer pricing assumptions and methodologies are reviewed at least annually to ensure that our process is reflective of current market conditions. Our transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as provide a reasonable and consistent basis for measurement of our business segments and product net interest margins. Changes to our transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 12 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Retail Banking

The retail banking segment reported a $9.5 million pretax loss for the three months ended March 31, 2010, compared to an $11.7 million pretax loss for the same quarter in 2009. The lower pretax loss for this segment during the first quarter of 2010 is comprised of a $29.7 million increase in net interest income and an $8.0 million decrease in provision for loan losses, partially offset by a $29.4 million increase in noninterest expense and $6.5 million increase in corporate overhead allocations.

The increase in net interest income during the first quarter of 2010 is attributable to the increase in total loans receivable resulting from the UCB acquisition. The decrease in loan loss provisions for this segment during the first quarter of 2010, relative to the same period in 2009, was due to decreased chargeoff activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment increased 24% to $9.0 million for the quarter ended March 31, 2010, from $7.3 million recorded during the same period in 2009. The increase in noninterest income for the first quarter of 2010 is primarily due to an increase in branch-related fees.

Noninterest expense for this segment increased 95% to $60.2 million during the first quarter of 2010, compared with $30.8 million recorded during the first quarter of 2009. The increase in noninterest expense for the first quarter of 2010 is primarily due to an increase in compensation and employee benefits, FDIC insurance premiums, occupancy expenses and amortization of premiums on deposits acquired, partially offset by lower OREO expenses.

Commercial Banking

The commercial banking segment reported pretax income of $37.8 million during the quarter ended March 31, 2010, or a 648% increase, compared with a pretax loss of $6.9 million for the same period in 2009. The primary driver of the increase in pretax income for this segment is due to a significant increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income for this segment increased 254% to $169.7 million during the quarter ended March 31, 2010, compared to $47.9 million for the same period in 2009. The increase in net interest income is primarily due to a significant increase in interest income as a result of the increase in total loans receivable.

Noninterest (loss) income for this segment decreased 827% to $(38.3) million during the first quarter of 2010, compared with $5.3 million noninterest income recorded in the same quarter of 2009. The decrease in noninterest income is primarily due to the decrease in FDIC indemnification asset and receivable.

Noninterest expense for this segment increased to $31.1 million during the first quarter of 2010, compared with $13.1 million recorded during the same quarter in 2009. The increase in noninterest expense is primarily due to an increase in compensation and employee benefits and FDIC insurance premiums.

Other

This segment reported pretax income of $9.6 million during the quarter ended March 31, 2010, compared with a pretax loss of $17.3 million recorded in the same quarter of 2009. The increase in pretax income is primarily due to a $30.6 million increase in net interest income and a $19.6 million increase in noninterest income, partially offset by a $40.2 million increase in noninterest expense.

Net interest income for this segment increased to $7.9 million during the quarter ended March 31, 2010, compared to net interest expense of $22.7 million recorded in the same quarter of 2009. Since this segment includes the treasury function, which is responsible for liquidity and interest rate risk management, it bears the cost of adverse movements in interest rates affecting our net interest margin and supports the retail and commercial banking segments through funds transfer pricing.

Noninterest income for this segment increased to $20.9 million during the quarter ended March 31, 2010, compared with $1.3 million recorded in the same quarter of 2009. The increase in noninterest income during the first quarter of 2010 is primarily due to the increase in the net gain on sale of investment securities available-for-sale.

Noninterest expense for this segment increased 537% to $47.6 million for the first quarter of 2010, compared with $7.5 million recorded during the same quarter in 2009. The increase is primarily due to salary expenses and OREO expenses.

Balance Sheet Analysis

Total assets decreased $260.0 million, or 1%, to $20.30 billion at March 31, 2010, relative to total assets of $20.56 billion at December 31, 2009.  The decrease in total assets is comprised predominantly of decreases in covered loans totaling $377.4 million, investment securities available-for-sale totaling $372.6 million, and FDIC indemnification asset amounting to $110.9 million, partially offset by increases in cash and cash equivalents totaling $345.6 million, and securities purchased under resale agreements totaling $152.6 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements increased to $380.0 million as of March 31, 2010, compared with $227.4 million at December 31, 2009. The increase as of March 31, 2010 reflects additional resale agreement for $300.0 million entered into during 2010 offset by the early termination of two resale agreements totaling $150.0 million with a gain of $2.5 million.

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

We did not have any investment securities held-to-maturity as of March 31, 2010 and December 31, 2009.

Total investment securities available-for-sale decreased 15% to $2.19 billion as of March 31, 2010, compared with $2.56 billion at December 31, 2009.  Total repayments/maturities and proceeds from sales of investment securities amounted to $482.3 million and $615.8 million, respectively, during the three months ended March 31, 2010. We recorded net gains on sales of investment securities totaling $16.1 million and $3.5 million during the first quarter of 2010 and 2009, respectively.

A portion of the proceeds from repayments, maturities, sales, and redemptions of investment securities were applied towards additional investment securities purchases totaling $712.0 million.

At March 31, 2010, investment securities available-for-sale securities with an aggregate par value of $1.54 billion were pledged to secure public deposits, repurchase agreements, the FRB discount window, and other purposes required or permitted by law.

We perform regular impairment analyses on our portfolio of investment securities.  If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings.  Noncredit-related impairment losses are charged to other comprehensive income.  Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that we will be unable to collect all amounts due, and our ability and intent to not sell the security before recovery of its amortized cost basis.  For securities that are determined to not have other-than-temporary declines in value, we have both the ability and the intent to hold these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, we believe that current broker prices obtained on one private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the economic value of these securities.  The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority.  However, in light of these circumstances, we modified our approach in determining the fair values of these securities.  For the pooled trust preferred securities, we believe that the cash flow analyses [income approach] should be the primary factor considered when making a judgment about other-than-temporary impairment.  For the private-label mortgage-backed security, we determined fair value by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow income approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.  In calculating the fair value derived from the income approach, we made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates.

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized at March 31, 2010 are related to six trust preferred debt securities with unrealized losses of 12 months or longer.  As of March 31, 2010, these trust preferred securities had an estimated fair value of $10.9 million, representing less than 1% of the total investment securities available-for-sale portfolio. Except for one security that has remained at investment grade status, the ratings for the other five trust preferred securities were downgraded to non-investment grade status during 2009 due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments. As of March 31, 2010, these non-investment grade debt instruments had gross unrealized losses amounting to $12.1 million, or 56% of the total amortized cost basis of these securities, comprised of $2.8 million in gross unrealized losses and $9.3 million in noncredit-related impairment losses as of March 31, 2010 pursuant to the provisions of ASC 320-10-65.

Almost all of the pooled trust preferred securities held by us have underlying collateral issued by banks and insurance companies.  Continued deterioration in market conditions have resulted in many more small banks either deferring or defaulting on their trust preferred debt during the first quarter of 2010.  As a result of diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $4.8 million on our portfolio of trust preferred securities during the first quarter of 2010 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.  We determined the amount of credit-related impairment by discounting the expected future cash flows with the effective yield of the security in accordance with generally accepted accounting principles.

Mortgage-backed Securities (Available-for-Sale)

As of March 31, 2010, we had one private-label available-for-sale mortgage-backed security with a fair value of $12.2 million, with a gross unrealized loss of $9.1 million, or 43% of the amortized cost basis of this security, for more than 12 months. This security is collateralized by single family loans and secured by the first lien on these residential properties.  Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider.  We do not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis.  As such, we do not deem this security to be other-than-temporarily impaired as of March 31, 2010.

We have seven individual securities that have been in a continuous unrealized loss position for twelve months or longer as of March 31, 2010.  These securities are comprised of six corporate debt securities with a total fair value of $10.9 million and one mortgage-backed security with a fair value of $12.2 million.  As of March 31, 2010, there were also thirty-six securities that have been in a continuous unrealized loss position for less than twelve months.  The unrealized losses on these securities are primarily attributed to changes in interest rates.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.  We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.  As such, we do not deem these securities to be other-than-temporarily impaired as of March 31, 2010.

The following table sets forth the amortized cost and fair value of investment securities available-for-sale as of March 31, 2010 and December 31, 2009:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of March 31, 2010
Available-for-sale
U.S. Treasury securities	$53,979	$31	$(58)	$53,952
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,069,066	1,477	(4,102)	1,066,441
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	25,241	860	-	26,101
Residential mortgage-backed securities	660,167	18,214	(54)	678,327
Municipal securities	5,511	12	-	5,523
Other residential mortgage-backed securities, non-investment grade	21,330	-	(9,127)	12,203
Corporate debt securities:
Investment grade	308,315	9,558	(829)	317,044
Non-investment grade (1)	37,770	18	(12,185)	25,603
U.S. Government sponsored enterprise equity securities	1,998	71	(241)	1,828
Other securities	4,505	-	-	4,505
Total investment securities available-for-sale	$2,187,882	$30,241	$(26,596)	$2,191,527

As of December 31, 2009
Available-for-sale
U.S. Treasury securities	$304,105	$8	$(641)	$303,472
U.S. Government agency and U.S. Government sponsored enterprise debt securities	841,953	507	(10,435)	832,025
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	25,503	852	-	26,355
Residential mortgage-backed securities	707,290	17,863	(805)	724,348
Municipal securities	59,264	1,027	(98)	60,193
Other residential mortgage-backed securities:
Investment grade	95,181	827	(492)	95,516
Non-investment grade	50,843	368	(9,601)	41,610
Corporate debt securities:
Investment grade	441,606	20,428	(1,138)	460,896
Non-investment grade (1)	26,277	-	(17,416)	8,861
U.S. Government sponsored enterprise equity securities	1,998	-	(216)	1,782
Other securities	9,023	-	-	9,023
Total investment securities available-for-sale	$2,563,043	$41,880	$(40,842)	$2,564,081

(1)
For the three months ended march 31, 2010, the Company recorded through earnings $4.8 million in additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized. The Company recorded $107.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $8.2 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2009.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available-for-sale portfolio at March 31, 2010.  Securities with no stated maturity dates, such as equity securities, are included in the “indeterminate maturity” category.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of March 31, 2010
Available-for-sale
U.S. Treasury securities	$34,194	0.43%	$19,758	2.11%	$-	-	$-	-	$-	-	$53,952	1.05%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	942,110	2.22%	80,260	1.49%	-	-	44,071	2.80%	-	-	1,066,441	2.19%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	-	-	2,702	5.75%	8,372	4.08%	15,027	4.38%	-	-	26,101	4.42%
Residential mortgage-backed securities	9,276	0.00%	-	-	47,867	4.96%	621,184	5.09%	-	-	678,327	5.09%
Municipal securities	3,010	2.49%	2,513	1.20%	-	-					5,523	1.90%
Other residential mortgage-backed securities:
Investment grade	-	-	-	-	-	-	-	-	-	-	-	-
Non-investment grade	-	-	-	-	-	-	12,203	6.39%	-	-	12,203	6.39%
Corporate debt securities:
Investment grade	175,740	4.96%	129,918	4.14%	9,946	4.00%	1,440	1.21%	-	-	317,044	4.57%
Non-investment grade	8,358	5.59%	2,097	9.97%	-	-	15,148	3.54%	-	-	25,603	4.69%
U.S. Government sponsored enterprise equity securities	-	-	-	-	-	-	-	-	1,828	0.00%	1,828	0.00%
Other securities	2,574	0.00%	1,931	0.00%	-	-	-	-	-	-	4,505	0.00%
Total investment securities available-for-sale	$1,175,262		$239,179		$66,185		$709,073		$1,828		$2,191,527

Covered Assets

Covered assets are loans receivable and OREO that were acquired in the UCB acquisition on November 6, 2009 for which the Company entered into a shared-loss agreement (the “shared-loss agreement”) with the FDIC. The shared-loss agreement covered all the loans originated by United Commercial Bank in the domestic U.S. and Hong Kong. Loans originated by United Commercial Bank in China under its United Commercial Bank China (Limited) subsidiary were not included in the shared-loss agreement. The Company will share in the losses, which begins with the first dollar of loss incurred, on the loan pools (including single family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned), covered (“covered assets”) under the shared-loss agreement.

Pursuant to the terms of the shared-loss agreement, the FDIC is obligated to reimburse the Company 80% of eligible losses of up to $2.05 billion with respect to covered assets. The FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion with respect to covered assets. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the November 6, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

On January 14, 2020, the Company is required to pay to the FDIC 50% of the excess, if any of (i) $410 million over (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of March 31, 2010, the estimate for this liability is zero.

At the November 6, 2009 acquisition date, we accounted for the loan portfolio acquired from United Commercial Bank under the fair value accounting requirements as stated in ASC 805 and estimated that the fair value of the loan portfolio subject to the shared-loss agreement at $5.66 billion. This represents the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was written off as of the acquisition date. In the determination of contractual cash flows and cash flows expected to be collected, we assumed no prepayment on the SOP 03-3 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the SOP 03-3 accrual loans for single-family, multi-family and commercial real estate, we used a third party vendor to obtain the prepayment speed. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The Company has elected to account for all loans acquired in the FDIC-assisted acquisition of United Commercial Bank under ASC 310-30 as the accounting treatment subsequent to acquisition date fair value.

United Commercial Bank’s loan portfolio included unfunded commitments for commercial lines of credit, constructions draws and other lending activity. Any additional advances on these loans subsequent to November 6, 2009 are not accounted for under ASC 310-30. The total commitment outstanding as of the acquisition date is included under the shared-loss agreement. As such, any additional advances, up to the total commitment outstanding at the time of acquisition are covered loans.

The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the November 6, 2009 acquisition fair value amount, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC indemnification asset or receivable.

The carrying amounts and the composition of the covered loans as of March 31, 2010 and December 31, 2009 are as follows:
	Credit Impaired	Other Loans	Total
	(In thousands)
As of March 31, 2010
Real estate loans
Residential single family	$20,573	$596,512	$617,085
Residential multifamily	141,952	993,575	1,135,527
Commercial and industrial real estate	822,512	1,393,692	2,216,204
Construction and land	1,099,559	152,552	1,252,111
Total real estate	2,084,596	3,136,331	5,220,927

Other loans:
Commercial business	460,905	441,458	902,363
Other consumer	384	93,509	93,893
Total other loans	461,289	534,967	996,256

Total principal balance	2,545,885	3,671,298	6,217,183
Covered discount	(926,185)	(430,342)	(1,356,527)
Net valuation of loans	1,619,700	3,240,956	4,860,656
Subsequent acquisition loan advances	-	360,065	360,065
Total covered loans	$1,619,700	$3,601,021	$5,220,721

As of December 31, 2009
Real estate loans
Residential single family	$22,325	$621,742	$644,067
Residential multifamily	158,452	1,010,413	1,168,865
Commercial and industrial real estate	900,165	1,515,284	2,415,449
Construction and land	1,236,228	155,500	1,391,728
Total real estate	2,317,170	3,302,939	5,620,109

Other loans:
Commercial business	603,507	580,260	1,183,767
Other consumer	422	100,377	100,799
Total other loans	603,929	680,637	1,284,566

Total principal balance	2,921,099	3,983,576	6,904,675
Covered discount	(1,033,720)	(474,948)	(1,508,668)
Net valuation of loans	1,887,379	3,508,628	5,396,007
Subsequent acquisition loan advances	-	202,148	202,148
Total covered loans	$1,887,379	$3,710,776	$5,598,155

At March 31, 2010 and December 31, 2009, $574.7 million and $675.6 million of the credit impaired loans, respectively, were considered to be nonperforming loans. The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Covered nonaccrual loans	$574,672	$675,625
Covered loans past due 90 days or more but not on nonaccrual	-	-
Total nonperforming loans	574,672	675,625

Other real estate owned covered, net	78,354	44,273
Total covered nonperforming assets	$653,026	$719,898

We had forty-nine covered OREO properties as of March 31, 2010 with a combined aggregate carrying value of $78.4 million.  Approximately 87% of covered OREO properties as of March 31, 2010 were located in California.  As of December 31, 2009, we had sixty-one covered OREO properties with an aggregate carrying value of $44.3 million.  During the first three months of 2010, we foreclosed on seventeen properties with an aggregate carrying value of $72.4 million as of the foreclosure date.  During the first three months of 2010, we sold twenty-nine covered OREO properties with a total carrying value of $26.7 million resulting in a total combined net loss on sale of $2.8 million. During the first quarter of 2010 we also recorded $11.0 million in writedowns and $644 thousand in net principal reductions on covered OREO.

The following table shows the carrying amount for the covered loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)

Contractually required payments of interest and principal	$7,000,944	$7,976,064
Nonaccretable difference	(1,368,739)	(1,596,950)

Cash flows expected to be collected (1)	5,632,205	6,379,114
Accretable difference	(771,549)	(983,107)

Carrying value of covered loans	$4,860,656	$5,396,007

(1)	Represents undiscounted expected principal and interest cash flows.

Changes in the accretable yield for the covered loans for the three months ended March 31, 2010 is as follows:

Accretable Yield
(In thousands)

Beginning balance, January 1, 2010	$983,107
Accretion	(3,853)
Disposals	(207,705)
Ending balance, March 31, 2010	$771,549

The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

•	estimate of the remaining life of acquired loans which may change the amount of future interest income;

•	estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	indices for acquired loans with variable rates of interest.

From December 31, 2009 to March 31, 2010, excluding scheduled principal payments, a total of $393.2 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, or transferred to covered OREO. The payoff activity during this period of time was higher than anticipated and what was modeled, however management does not believe this activity suggests the need for a change in the original prepayment assumptions at this time due to the short duration of historical payoff activities. The loan discount related to these prepayments of $70.9 million was recorded as a yield adjustment to interest income. No impairment write-downs were recorded in 2010.

FDIC Indemnification Asset

As of December 31, 2009, we recorded an FDIC indemnification asset of $1.09 billion, consisting of the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. From the period of time from December 31, 2009 through March 31, 2010, the Company recorded $11.5 million of accretion into income. Additionally, because of the high prepayment activity during this timeframe, the Company reduced the FDIC indemnification asset by $122.3 million and recorded the adjustment as noninterest income. As of March 31, 2010, the recorded FDIC indemnification asset was $981.0 million.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Net non-covered loans receivable increased $4.1 million, or 0.05%, to $8.25 billion at March 31, 2010, relative to December 31, 2009. During the first quarter of 2010, the Company purchased $179.4 million of new student loans.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential single family	$961,397	11.3%	$930,392	10.9%
Residential multifamily	997,325	11.7%	1,022,383	12.0%
Commercial and industrial real estate, land	3,889,883	45.5%	3,964,622	46.6%
Construction	415,247	4.9%	455,142	5.4%
Total real estate loans	6,263,852	73.4%	6,372,539	74.9%

Other loans:
Commercial business	1,237,061	14.5%	1,283,182	15.1%
Trade finance	207,656	2.4%	220,528	2.6%
Automobile	6,055	0.1%	6,817	0.1%
Other consumer	824,662	9.6%	617,967	7.3%
Total other loans	2,275,434	26.6%	2,128,494	25.1%
Total gross loans	8,539,286	100.0%	8,501,033	100.0%

Unearned fees, premiums,
and discounts, net	(55,501)		(43,529)
Allowance for loan losses	(250,517)		(238,833)
Loans held for sale	17,540		28,014
Loan receivable, net	$8,250,808		$8,246,685

Non-Covered Nonperforming Assets

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, net.  Non-covered nonperforming assets totaled $181.3 million, or 0.89% of total assets, at March 31, 2010 and $187.0 million, or 0.91% of total assets, at December 31, 2009.  Nonaccrual loans amounted to $174.4 million at March 31, 2010, compared with $173.2 million at year-end 2009.  During the first three months of 2010, we took aggressive actions to reduce our exposure to problem assets.  In conjunction with these efforts, we sold $61.8 million in problem loans and $7.6 million in OREO properties during the first three months of 2010.  These sales of problem assets have resulted in net chargeoffs of $17.2 million for the first quarter of 2010.

Approximately $39.1 million, or 63%, of our problem loan sales during the first three months of 2010 were all-cash transactions.  We also partially financed selected loan sales to unrelated third parties.  Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged off.  A substantial down payment, typically in the range of 25% to 40%, is received from the new borrower purchasing the problem loan.  The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan.  The Company maintains no effective control over the transferred loans.

Loans totaling $103.0 million were placed on nonaccrual status during the first quarter of 2010.  As a part of our comprehensive loan review, loans totaling $66.1 million which were not 90 days past due as of March 31, 2010, were classified as nonaccrual loans due to concerns regarding collateral values and future collectibility.  Additions to nonaccrual loans were offset by $46.0 million in net chargeoffs, $37.8 million in payoffs and principal paydowns, $4.1 million in loans that were transferred to other real estate owned and other real estate investments, and $13.8 million in loans brought current.  The additions to nonaccrual loans during the first quarter of 2010 were comprised of $14.9 million in single family loans, $14.5 million in multifamily loans, $19.3 million in commercial real estate loans, $17.3 million in land loans, $21.8 million in construction loans, $13.4 million in commercial business loans including SBA loans, $505 thousand in trade finance loans, and $1.3 million in automobile and other consumer loans.

All loans that were past due 90 days or more were on nonaccrual status as of March 31, 2010 and December 31, 2009.

We had $37.9 million and $114.0 million in total performing restructured loans as of March 31, 2010 and December 31, 2009, respectively, that were excluded from nonperforming assets.  As of March 31, 2010, the $37.9 million of restructured loans includes $35.0 million of performing, accrual loans that were structured as A/B notes.  In these A/B notes, the original loan was restructured into two notes where the A note represents the portion of the original loan that has demonstrated sustained repayment and performance and is expected to be collected in full.  The B note represents the portion of the original loan which was the shortfall in value and was fully charged off.  The A/B notes balance as of March 31, 2010 is comprised of the A note balances.  As of March 31, 2010, restructured loans were comprised of $6.6 million in single family loans, $12.8 million in multifamily loans, $2.6 million in commercial real estate loans, $27.4 million in construction loans, $1.5 million in commercial business loans and $4.9 million in land loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had seventeen OREO properties as of March 31, 2010 with a combined aggregate carrying value of $6.9 million.  The majority of these properties were related to our construction and land loan portfolios.  Approximately 81% of OREO properties as of March 31, 2010 were located in California and 7% were located in Texas.  As of December 31, 2009, we had twenty-eight OREO properties with an aggregate carrying value of $13.8 million.  During the first three months of 2010, we foreclosed on eleven properties with an aggregate carrying value of $4.1 million as of the foreclosure date.  During the first three months of 2010, we sold twenty-two OREO properties with a total carrying value of $7.6 million resulting in a total combined net gain on sale of $183 thousand and charges against the allowance for loans losses totaling $482 thousand.  As previously mentioned, losses on sale of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.  During the first three months of 2009, we sold twenty-two OREO properties with a combined carrying value of $24.3 million for a total net loss on sale of $3.0 million. During the first quarter of 2010, we also recorded $1.1 million in chargeoffs, $2.2 million in writedowns, and $27 thousand in net principal reductions on non-covered OREO.

The following table sets forth information regarding non-covered nonperforming assets and performing restructured loans as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Non-covered nonaccrual loans	$174,427	$173,180
Non-covered loans past due 90 days or more but not on nonaccrual	-	-
Total non-covered nonperforming loans	174,427	173,180

Non-covered other real estate owned, net	6,907	13,832
Total non-covered nonperforming assets	$181,334	$187,012

Non-covered performing restructured loans	$37,910	$114,013

Total non-covered nonperforming assets to total assets	0.89%	0.91%
Allowance for loan losses to non-covered nonperforming loans	143.62%	137.91%
Non-covered nonperforming loans to total gross non-covered loans	2.04%	2.04%

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

At March 31, 2010, our total recorded investment in impaired loans was $191.4 million, compared with $191.5 million at December 31, 2009.  All nonaccrual loans are included in impaired loans.  Impaired loans at March 31, 2010 are comprised of single family loans totaling $13.7 million, multifamily loans totaling $17.2 million, commercial real estate loans totaling $101.2 million,  construction loans totaling $28.7 million, commercial business loans totaling $29.8 million, SBA loans totaling $178 thousand, trade finance loans amounting to $505 thousand, and automobile and other consumer loans totaling $156 thousand.

Specific reserves on impaired loans amounted to $17.1 million and $19.6 million at March 31, 2010 and December 31, 2009, respectively.  Our average recorded investment in impaired loans for the three months ended March 31, 2010 and 2009 were $213.4 million and $281.8 million, respectively.  During the three months ended March 31, 2010 and 2009, gross interest income that would have been recorded on impaired loans had they performed in accordance with their original terms, totaled $3.8 million and $4.8 million, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $1.1 million, for the three months ended March 31, 2010 and 2009.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is adequate at March 31, 2010, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the period.  At March 31, 2010, the allowance for loan losses amounted to $250.5 million, or 2.93% of total non-covered loans, compared with $238.8 million, or 2.81% of total non-covered loans, at December 31, 2009, and $195.5 million, or 2.42% of total non-covered loans, at March 31, 2009.  The $11.7 million increase in the allowance for loan losses at March 31, 2010, from year-end 2009, reflects $75.6 million in additional loss provisions, less $63.9 million in net chargeoffs recorded during the first quarter of 2010.  The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $8.9 million at March 31, 2010, compared to $8.1 million at December 31, 2009.

We recorded $76.4 million in loan loss provisions during the first quarter of 2010, as compared to $78.0 million in loan loss provisions for the same period in 2009. During the first quarter of 2010, we recorded $63.9 million in net chargeoffs representing 2.97% of average non-covered loans outstanding during the quarter.  In comparison, we recorded net chargeoffs totaling $59.6 million, or 2.91% of average non-covered loans outstanding for the same period in 2009.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Allowance balance, beginning of period	$238,833	$178,027
Allowance for unfunded loan commitments and letters of credit	(808)	(1,008)
Provision for loan losses	76,421	78,000
Chargeoffs:
Single family real estate	3,538	3,853
Multifamily real estate	4,963	1,746
Commercial real estate	8,287	2,796
Land	26,945	12,523
Construction	14,255	18,443
Commercial business	7,569	19,459
Automobile	96	8
Other consumer	520	1,312
Total chargeoffs	66,173	60,140

Recoveries:
Single family real estate	112	21
Multifamily real estate	103	122
Commercial and industrial real estate	86	6
Land	117	-
Construction	584	119
Commercial business	1,201	281
Automobile	24	22
Other consumer	17	-
Total recoveries	2,244	571
Net chargeoffs	63,929	59,569
Allowance balance, end of period	$250,517	$195,450

Average non-covered loans outstanding	$8,614,742	$8,197,173

Total gross non-covered loans outstanding, end of period	$8,539,286	$8,064,315

Annualized net chargeoffs to average non-covered loans	2.97%	2.91%

Allowance for loan losses to total gross non-covered loans, end of period	2.93%	2.42%

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)

Residential single family	$18,798	11.3%	$18,693	10.9%
Residential multifamily	19,466	11.7%	19,332	12.0%
Commercial and industrial real estate, land	108,411	45.5%	110,628	46.6%
Construction	52,156	4.9%	36,963	5.4%
Commercial business	42,997	14.5%	43,774	15.1%
Trade finance	5,197	2.4%	6,713	2.6%
Automobile	99	0.1%	75	0.1%
Other consumer	3,393	9.6%	2,655	7.3%
Total	$250,517	100.0%	$238,833	100.0%

Deposits

Deposits decreased 3% to $14.61 billion at March 31, 2010 from $14.99 billion at December 31, 2009.  The net decrease in deposits primarily came from time deposits, which decreased $1.04 billion, or 13%.  This was offset by an increase in money market accounts of $705.5 million, or 22%. During the first quarter of 2010, the Company strategically reduced brokered deposits by $582.6 million. In addition, deposits from our retail network and commercial customers grew by $201.7 million during the first quarter of 2010.

As of March 31, 2010, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $588.9 million, compared with $995.0 million at December 31, 2009.   The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits.  Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31	December 31,
	2010	2009
	(In thousands)

Noninterest-bearing demand	$2,289,933	$2,291,259
Interest-bearing checking	628,759	667,177
Money market	3,844,378	3,138,866
Savings	982,616	991,520
Total core deposits	7,745,686	7,088,822

Time deposits	6,861,016	7,898,791

Total deposits	$14,606,702	$14,987,613

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position.  Federal funds purchased generally mature within one business day to six months from the transaction date.  At March 31, 2010, federal funds purchased did not change from the $22 thousand balance at December 31, 2009.  FHLB advances decreased 2% to $1.77 billion as of March 31, 2010, compared to $1.81 billion at December 31, 2009.  The decrease in FHLB advances is consistent with our overall strategy to deleverage our balance sheet.  During the first three months of 2010, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money-market mutual funds were used to pay down our borrowings.  During the first three months of 2010, several long-term FHLB advances totaling $379.1 million were prepaid in addition to a prepayment penalty of $9.9 million.  As of March 31, 2010 and December 31, 2009, we had no overnight FHLB advances.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position.  Repurchase agreements totaled $1.03 billion as of March 31, 2010 and December 31, 2009.  Included in these balances are $37.5 million and $31.9 million in short-term repurchase agreements as of March 31, 2010 and December 31, 2009, respectively.  The interest rates on these short-term repurchase agreements ranged from 0.50% to 0.75% as of March 31, 2010 and were 0.51% at December 31, 2009.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.  All of these repurchase agreements have an original term of ten years.  As of March 31, 2010, all of these repurchase agreements were past the floating rate period.

Long-term Debt

Long-term debt remained at $235.6 million at March 31, 2010, and December 31, 2009.  Long-term debt is comprised of subordinated debt which qualifies as Tier II capital and junior subordinated debt issued in connection with our various trust preferred securities offerings which qualify as Tier I capital for regulatory purposes.

Accrued Interest Payable, Accrued Expenses and Other Liabilities

During the first quarter of 2010 accrued interest payable, accrued expenses and other liabilities increased to $232.5 million from $104.2 million as of December 31, 2009. The increase was primarily due to the amount owed to the FDIC for the purchase of several properties totaling approximately $78.6 million by the Company as part of the FDIC-assisted transaction of United Commercial Bank.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of March 31, 2010, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date.  With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$6,657,709	$282,631	$9,920	$10,655	$7,881,628	$14,842,543
Federal funds purchased	22	-	-	-	-	22
FHLB advances	683,698	415,718	178,505	610,379	-	1,888,300
Securities sold under repurchase agreements	84,922	94,822	94,822	1,055,946	-	1,330,512
Notes payable	-	-	-	-	12,533	12,533
Long-term debt obligations	6,139	12,279	12,279	329,636	-	360,333
Operating lease obligations	19,866	34,975	27,485	31,012	-	113,338
Unrecognized tax benefits	-	5,489	1,048	370	-	6,907
Postretirement benefit payments	254	1,925	2,463	45,496	-	50,138
Total contractual obligations	$7,452,610	$847,839	$326,522	$2,083,494	$7,894,161	$18,604,626

The operating lease obligation as of March 31, 2010 includes the forty-five leases assumed by the Company as part of the FDIC-assisted transaction of United Commercial Bank.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to our customers as of March 31, 2010 is as follows:

Commitments Outstanding
(In thousands)

Undisbursed loan commitments	$2,272,409
Standby letters of credit	634,091
Commercial letters of credit	63,669

Capital Resources

At March 31, 2010, stockholders' equity totaled $2.31 billion, a 1% increase from the year-end 2009 balance of $2.28 billion.  The increase is comprised of the following: (1) net income of $24.9 million recorded during the first three months of 2010; (2) additional unrealized gain on investment securities available-for-sale of $1.5 million; (3) stock compensation costs amounting to $1.6 million related to grants of restricted stock and stock options; and (4) issuance of common stock totaling $577 thousand, representing 953,359 shares, pursuant to various stock plans and agreements. These transactions were offset by: (1) tax benefit of

$341 thousand from various stock plans; (2) purchase of treasury shares related to vested restricted stock amounting to $419 thousand, representing 22,457 shares; and (3) accrual and payment of quarterly cash dividends on common and preferred stock totaling $6.7 million during the first three months of 2010.

Historically, our primary source of capital has been the retention of operating earnings.  In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk.  As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital.  Although we are not one of the 19 large financial institutions required to conduct a forward-looking capital assessment, or “stress test”, pursuant to the U.S. Treasury’s Capital Assistance Program (“CAP”), the stress assessment requirements under the CAP or similar requirements could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us.  As a result, we could determine independently, or our regulators could require us, to raise additional capital.

Series C Preferred Stock

On November 5, 2009, we entered into investment agreements with various investors, pursuant to which the investors purchased an aggregate of $500 million of our common stock and newly-issued shares of our Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C, or the Series C Preferred Stock, in a private placement transaction, which closed on November 6, 2009. In the private placement, we issued to certain qualified institutional buyers and accredited investors, several of whom were already our largest institutional stockholders, the following securities:

•
an aggregate of 335,047 shares of our Series C Preferred Stock, each share of which automatically converted into 110.74197 shares of our common stock (an aggregate of 37,103,734 shares of our common stock) at a per common share conversion price of $9.03, as adjusted in accordance with the terms of the Series C Preferred Stock; and

•	an aggregate of 18,247,012 shares of our common stock.

On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of our common stock upon conversion of the 335,047 shares of the Series C Preferred Stock. The Series C Preferred Stock was subsequently automatically converted into shares of our common stock on March 30, 2010, and, as a result, no shares of the Series C Preferred Stock remain outstanding.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound.  We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.”  At March 31, 2010, the Bank’s Tier I and total capital ratios were 16.7% and 18.7%, respectively, compared to 15.7% and 17.7%, respectively, at December 31, 2009.

The following table compares East West Bancorp, Inc.'s and East West Bank’s actual capital ratios at March 31, 2010, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements

Total Capital (to Risk-Weighted Assets)	20.9%	18.7%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	18.9%	16.7%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	10.2%	9.0%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt.  These funding sources are augmented by payments of principal and interest on loans.  In addition, government programs, such as the FDIC’s TLGP, may influence deposit behavior.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the first quarter of 2010, we experienced net cash inflows from operating activities of $261.2 million, compared to net cash inflows of $40.5 million for the first quarter of 2009.

Net cash inflows from investing activities totaled $533.6 million for the first quarter of 2010 compared with net cash outflows of $531.9 million for the first quarter of 2009.  Net cash inflows from investing activities for the first quarter of 2010 were due primarily to the proceeds from the sale of investment securities, collections on covered loans and repayments, maturities and redemptions of investment securities.  These factors were partially offset by the purchase of securities purchased under resale agreements and investment securities.  Net cash outflows from investing activities for the first quarter of 2009 were due primarily to purchases of short-term investments and investment securities. These factors were partially offset by proceeds from the sale of investment securities, as well as repayments, maturities and redemptions of investment securities, and a decrease in loans receivable due to the higher level of chargeoffs during the first quarter of 2009.

We experienced net cash outflows from financing activities of $449.2 million during the first quarter of 2010, primarily due to the net decrease in deposits resulting from the Company’s strategy to reduce brokered deposits. We experienced net inflows from financing activities of $153.6 million for the first quarter of 2009 primarily due to the net increase in deposits. This was partially offset by net decreases in federal funds purchased and FHLB advances.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations.  The Bank is permitted to pay dividends to the Company as long as the banking regulatory authorities of the Bank are notified of the proposed dividend and there is no objections language from the banking regulatory authorities. For the quarter ended March 31, 2010, no dividends were paid by the Bank to the Company. For the quarter ended March 31, 2009, total dividends paid by the Bank to the Company amounted to $10.1 million.

On April 26, 2010, the Company’s Board of Directors approved the declaration of second quarter 2010 dividends on our Series A preferred stock and on our common shares.  Additionally, our Board of Directors also approved the payment of second quarter dividends on our Series B preferred stock payable on May 15, 2010.  The quarterly dividend rate is $0.01 per share on our common stock payable on or about May 24, 2010 to shareholders of record as of May 10, 2010.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2010 and December 31, 2009, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2010	2009	2010	2009
+200	1.0%	1.5%	0.4%	(4.3)%
+100	(0.8)%	0.3%	1.0%	(2.2)%
-100	6.5%	3.9%	5.2%	1.6%
-200	8.5%	6.8%	4.4%	1.1%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2010 and December 31, 2009.  In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income.  However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2010.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							March 31,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2010
	(In thousands)
Assets:
CD investments	$343,127	$14,348	-	-	$250	-	$357,725	$357,589
Average yield (fixed rate)	0.70%	1.94%	-	-	4.00%	-	0.75%
Short-term investments	$99,459	-	-	-	-	-	$99,459	$99,459
Weighted average rate	0.84%	-	-	-	-	-	0.84%
Securities purchased under resale agreements	$380,000	-	-	-	-	-	$380,000	$396,432
Weighted average rate	3.59%	-	-	-	-	-	3.59%
Investment securities available-for-sale (fixed rate)	$437,401	$114,060	$62,743	$15,647	$62,084	$49,400	$741,335	$749,547
Weighted average rate	5.02%	4.31%	5.38%	5.46%	3.53%	5.27%	4.85%
Investment securities available-for-sale (variable rate) (1)	$835,534	$327,405	$207,372	$33,031	$35,235	$7,969	$1,446,546	$1,441,981
Weighted average rate	2.26%	3.36%	3.23%	4.23%	5.55%	0.94%	2.77%
Total covered gross loans	$4,516,036	$565,131	$632,521	$356,338	$265,416	$245,528	$6,580,970	$5,279,500
Weighted average rate	4.37%	5.54%	6.47%	5.95%	4.49%	6.41%	4.84%
Total non-covered gross loans	$6,375,354	$621,032	$462,540	$299,132	$184,757	$655,494	$8,598,309	$8,423,513
Weighted average rate	5.20%	6.44%	6.42%	6.34%	5.89%	5.16%	5.41%

Liabilities:
Checking accounts	$628,759	-	-	-	-	-	$628,759	$507,008
Weighted average rate	0.25%	-	-	-	-	-	0.25%
Money market accounts	$3,844,378	-	-	-	-	-	$3,844,378	$3,681,221
Weighted average rate	0.87%	-	-	-	-	-	0.87%
Savings deposits	$982,616	-	-	-	-	-	$982,616	$810,679
Weighted average rate	0.34%	-	-	-	-	-	0.34%
Time deposits	$6,579,577	$231,740	$35,649	$7,525	$1,453	$130	$6,856,074	$6,866,730
Weighted average rate	1.45%	1.91%	3.63%	2.42%	2.18%	2.70%	1.47%
Short-term borrowings	$22	-	-	-	-	-	$22	$22
Weighted average rate	0.12%	-	-	-	-	-	0.12%
FHLB advances (term)	$640,000	$245,000	$100,000	$125,000	-	$575,000	$1,685,000	$1,753,492
Weighted average rate	1.88%	1.60%	4.64%	4.43%	-	4.26%	3.00%
Short-term repurchase agreements	$37,511	-	-	-	-	-	$37,511	$37,511
Weighted average rate	0.51%	-	-	-	-	-	0.51%
Securities sold under repurchase agreements (fixed rate)	-	-	-	-	-	$9,450,000	$9,450,000	$1,171,645
Weighted average rate	-	-	-	-	-	4.80%	4.80%
Securities sold under repurchase agreements (variable rate)	$50,000	-	-	-	-	-	$50,000	$52,899
Weighted average rate	4.15%	-	-	-	-	-	4.15%
Subordinated debt	$75,000	-	-	-	-	-	$75,000	$49,192
Weighted average rate	1.35%	-	-	-	-	-	1.35%
Junior subordinated debt (fixed rate)	-	-	-	-	-	$21,392	$21,392	$22,519
Weighted average rate	-	-	-	-	-	10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178	-	-	-	-	-	$139,178	$35,004
Weighted average rate	2.01%	-	-	-	-	-	2.01%
Other borrowing (variable rate)	$53,575	-	-	-	-	-	$53,575	$53,548
Weighted average rate	1.95%	-	-	-	-	-	1.95%

(1)	Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

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

The fair values of interest-bearing deposits in other banks are based on the discounted cash flow approach.  The discount rate is derived from the Bank’s time deposit rate curve.  The fair values of short-term investments generally approximate their book values due to their short maturities.  For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates and taking into consideration the call features of each instrument.  The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities.  In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  For the private-

label mortgage-backed security, the fair value was derived based on a combination of broker prices and discounted cash flow analyses that is weighted as deemed appropriate.  For the pooled trust preferred securities, the fair value was derived based on a discounted cash flow analyses.  The discount rate is derived from assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, and specific non-performance and default experience in the collateral underlying the securities.

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

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010.

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

ITEM 1A. RISK FACTORS

The Company's 2009 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading "Item A. Risk Factors."  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the 2009 Form 10-K.  Other than as set forth below, there are no material changes to our risk factors as presented in the Company’s Form 10-K.

We may engage in additional acquisitions of banks, which may involve FDIC-assisted transactions, which could present additional risks to our business.  We may have opportunities to acquire other banks and this may include the acquisition of the assets and liabilities of failed banks in FDIC-assisted transactions.  Although failed bank transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we would still be subject to many of the same risks we would face in acquiring another bank in negotiated transactions, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.  In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risk in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.  We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted or other transactions.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and net income.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed on Reports on Form 8-K, there were no unregistered sales of equity securities during the quarter ended March 31, 2010. The following summarizes share repurchase activities during the first quarter of 2010:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of
	Number	Average	Purchased as	Shares that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
January 31, 2010	-	$-	-	$26.2
February 28, 2010	-	-	-	26.2
March 31, 2010	-	-	-	26.2
Total	-	$-	-	$26.2

(1)	Excludes 112,252 in repurchased shares totaling $958 thousand due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.
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

Dated:           May 7, 2010

EAST WEST BANCORP, INC.
By: /s/ IRENE H. OH Irene H. Oh Executive Vice President and Chief Financial Officer