Form 10-Q
period 2010-06-30
EAST WEST BANCORP INC
filed 2010-08-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 147,977,287 shares of common stock as of July 31, 2010.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which the Company operates and projections of future performance including future earnings and financial condition. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. Such risk and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•
our ability to integrate the former acquired institutions’ (through FDIC assisted acquisitions) operations and to achieve expected synergies, operating efficiencies or other benefits within expected time frames, or at all, or within expected cost projections;

•	our ability to integrate and retain former depositors and borrowers of the acquired institutions;

•	our ability to manage the loan portfolio acquired from these institutions within the limits of the loss protection provided by the Federal Deposit Insurance Corporation (“FDIC”);

•	changes in our borrowers’ performance on loans;

•	changes in the commercial and consumer real estate markets;

•	changes in our costs of operation, compliance and expansion;

•	changes in the economy, including inflation;

•	changes in government interest rate policies;

•	changes in laws or the regulatory environment;

•	changes in critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

•	changes in the equity and debt securities markets;

•	changes in competitive pressures on financial institutions;

•	effect of additional provision for loan losses;

•	effect of any goodwill impairment;

•	fluctuations of our stock price;

•	success and timing of our business strategies;

•	impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;

•	changes in our ability to receive dividends from our subsidiaries; and

•	political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

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

PART I - FINANCIAL INFORMATION
EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,185,944	$835,141
Short-term investments	447,168	510,788
Securities purchased under resale agreements	230,000	227,444
Investment securities available for sale, at fair value (with amortized cost of $2,073,239 at June 30, 2010 and $2,563,043 at December 31, 2009)	2,077,011	2,564,081
Loans held for sale, at fair value	159,158	28,014

Loans receivable, excluding covered loans (net of allowance for loan losses of $249,462 at June 30, 2010 and $238,833 at December 31, 2009)	8,018,808	8,218,671
Covered loans	5,275,492	5,598,155
Total loans receivable, net	13,294,300	13,816,826

FDIC indemnification asset	947,011	1,091,814

Other real estate owned, net	16,562	13,832
Other real estate owned covered, net	113,999	44,273
Total other real estate owned	130,561	58,105

Accrued interest receivable	79,515	82,370
Due from customer acceptances	44,320	40,550
Investment in affordable housing partnerships	120,743	84,833
Premises and equipment, net	134,158	59,099
Premiums on deposits acquired, net	86,106	89,735
Goodwill	337,438	337,438
Other assets	693,888	732,974
TOTAL	$19,967,321	$20,559,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$2,396,087	$2,291,259
Interest-bearing	12,522,607	12,696,354
Total deposits	14,918,694	14,987,613
Federal Home Loan Bank advances	1,022,011	1,805,387
Securities sold under repurchase agreements	1,051,192	1,026,870
Notes payable and other borrowings	53,607	74,406
Bank acceptances outstanding	44,320	40,550
Long-term debt	235,570	235,570
Accrued interest payable, accrued expenses and other liabilities	302,963	104,157
Total liabilities	17,628,357	18,274,553

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,741 shares outstanding in 2010 and 2009; Series B, cumulative, 306,546 shares issued and outstanding in 2010 and 2009; Series C, cumulative convertible, 335,047 issued and outstanding in 2009	369,695	693,803
Common stock, $0.001 par value, 200,000,000 shares authorized; 154,954,876 and 116,754,403 shares issued in 2010 and 2009, respectively; 147,938,847 and 109,962,965 shares outstanding in 2010 and 2009, respectively	155	117
Additional paid in capital	1,424,213	1,091,047
Retained earnings	650,617	604,223
Treasury stock, at cost - 7,016,029 shares in 2010 and 6,791,438 shares in 2009	(108,018)	(105,130)
Accumulated other comprehensive income, net of tax	2,302	599
Total stockholders' equity	2,338,964	2,284,659
TOTAL	$19,967,321	$20,559,212

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$233,783	$111,669	$521,727	$222,485
Investment securities	14,741	30,318	34,917	59,693
Securities purchased under resale agreements	2,630	1,292	8,893	2,542
Short-term investments	1,502	2,509	5,043	5,485
Investment in Federal Reserve Bank stock	762	545	1,419	1,051
Investment in Federal Home Loan Bank stock	115	-	237	-
Total interest and dividend income	253,533	146,333	572,236	291,256

INTEREST EXPENSE
Customer deposit accounts	29,132	30,890	62,580	67,963
Securities sold under repurchase agreements	12,045	12,004	24,586	23,876
Federal Home Loan Bank advances	6,175	13,142	15,180	27,019
Long-term debt	1,591	2,034	3,138	4,451
Other borrowings	967	3	1,405	6
Total interest expense	49,910	58,073	106,889	123,315

Net interest income before provision for loan losses	203,623	88,260	465,347	167,941
Provision for loan losses	55,256	151,422	131,677	229,422
Net interest income after provision for loan losses	148,367	(63,162)	333,670	(61,481)

NONINTEREST INCOME (LOSS)
Decrease in FDIC indemnification asset and receivable	(9,424)	-	(52,996)	-

Impairment loss on investment securities	(12,303)	(100,753)	(17,102)	(100,953)
Less: non-credit related impairment loss recorded in other comprehensive income	7,661	63,306	7,661	63,306
Net impairment loss on investment securities recognized in earnings	(4,642)	(37,447)	(9,441)	(37,647)

Net gain on sale of investment securities	5,847	1,680	21,958	5,201
Branch fees	8,219	4,991	16,977	9,784
Gain on acquisition	19,476	-	27,571	-
Letters of credit fees and commissions	2,865	1,930	5,605	3,784
Ancillary loan fees	2,369	1,356	4,058	3,585
Income from life insurance policies	1,101	1,096	2,206	2,179
Net gain on sale of loans	8,073	3	8,073	11
Other operating income	1,801	192	3,223	698
Total noninterest income (loss)	35,685	(26,199)	27,234	(12,405)

NONINTEREST EXPENSE
Compensation and employee benefits	41,579	16,509	92,358	33,617
Other real estate owned expense	20,983	8,682	38,995	15,713
Occupancy and equipment expense	13,115	6,297	25,059	13,688
Deposit insurance premiums and regulatory assessments	4,528	9,568	16,109	12,893
Prepayment penalty for FHLB advances	3,900	-	13,832	-
Amortization of premiums on deposits acquired	3,310	1,092	6,694	2,217
Amortization of investments in affordable housing partnerships	2,638	1,652	5,675	3,412
Loan related expenses	5,254	1,642	8,251	3,077
Legal expense	6,183	1,755	9,090	3,533
Data processing	3,046	1,141	5,528	2,283
Consulting expense	1,919	672	4,060	1,120
Deposit-related expenses	1,133	1,014	2,142	1,915
Other operating expenses	17,730	7,888	36,435	15,850
Total noninterest expense	125,318	57,912	264,228	109,318

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	58,734	(147,273)	96,676	(183,204)
PROVISION (BENEFIT) FOR INCOME TAXES	22,386	(60,548)	35,412	(74,013)
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	36,348	(86,725)	61,264	(109,191)

Extraordinary item - impact of desecuritization, net of tax	-	(5,366)	-	(5,366)
NET INCOME (LOSS) AFTER EXTRAORDINARY ITEMS	36,348	(92,091)	61,264	(114,557)
PREFERRED STOCK DIVIDENDS AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	6,147	23,623	12,285	32,366
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$30,201	$(115,714)	$48,979	$(146,923)

EARNINGS (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.21	$(1.83)	$0.40	$(2.33)
DILUTED	$0.21	$(1.83)	$0.34	$(2.33)
DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.01	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	146,372	63,105	123,445	63,052
DILUTED	147,131	63,105	142,143	63,052

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

		Additional					Accumulated
		Paid In					Other
		Capital		Additional			Comprehensive		Total
	Preferred	Preferred	Common	Paid In	Retained	Treasury	Loss,	Comprehensive	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2008	$-	$472,311	$70	$695,521	$572,172	$(102,817)	$(86,491)		$1,550,766
Cumulative effect adjustment for reclassification of the previously recognized noncredit-related impairment loss on investment securities					8,110		(8,110)		-
BALANCE, JANUARY 1, 2009	-	472,311	70	695,521	580,282	(102,817)	(94,601)		1,550,766
Comprehensive loss
Net loss after extraordinary item					(114,557)			$(114,557)	(114,557)
Net unrealized gain/(loss) on investment securities available-for-sale							60,915	60,915	60,915
Net unrealized loss as a result of desecuritization							30,551	30,551	30,551
Noncredit-related impairment loss on investment securities recorded in the current year							(36,717)	(36,717)	(36,717)
Total comprehensive loss								$(59,808)
Stock compensation costs				2,908					2,908
Tax benefit from stock plans				(404)					(404)
Preferred stock issuance cost		(44)							(44)
Issuance of 385,722 shares pursuant to various stock plans and agreements			1	389					390
Cancellation of 45,268 shares due to forfeitures of issued restricted stock				1,087		(1,087)			-
Purchase of 8,978 shares of treasury stock due to the vesting of restricted stock						(35)			(35)
Amortization of Series B preferred stock discount		2,158			(2,158)				-
Preferred stock dividends					(15,435)				(15,435)
Common stock dividends					(1,570)				(1,570)
Inducement of preferred stock conversion				14,773	(14,773)				-
BALANCE, JUNE 30, 2009	$-	$474,425	$71	$714,274	$431,789	$(103,939)	$(39,852)		$1,476,768

BALANCE, JANUARY 1, 2010	$-	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659
Comprehensive income
Net income					61,264			$61,264	61,264
Net unrealized gain on investment securities available-for-sale							6,147	6,147	6,147
Noncredit-related impairment loss on investment securities recorded in the current year							(4,444)	(4,444)	(4,444)
Total comprehensive income								$62,967
Stock compensation costs				3,876					3,876
Tax benefit from stock plans				(216)					(216)
Issuance of 1,096,739 shares pursuant to various stock plans and agreements			1	1,800					1,801
Conversion of 335,047 shares of Series C Preferred Stock into 37,103,734 shares of common stock		(325,299)	37	325,262					-
Cancellation of 200,806 shares due to forfeitures of issued restricted stock				2,444		(2,444)			-
Purchase of 23,785 shares of treasury stock due to the vesting of restricted stock						(444)			(444)
Amortization of Series B preferred stock discount		1,191			(1,191)				-
Preferred stock dividends					(11,094)				(11,094)
Common stock dividends					(2,585)				(2,585)
BALANCE, JUNE 30, 2010	$-	$369,695	$155	$1,424,213	$650,617	$(108,018)	$2,302		$2,338,964

								Six Months Ended June 30,
								2010	2009
								(In thousands)
Disclosure of reclassification amounts:
Unrealized holding gain on securities arising during the period, net of tax expense of $(9,439) in 2010 and $(52,607) in 2009								$13,034	$72,647
Less: Reclassification adjustment for gain included in net income (loss), net of tax expense of $8,206 in 2010 and $(13,628) in 2009								(11,331)	18,819
Net unrealized gain on securities, net of tax expense of $(1,233) in 2010 and $(66,235) in 2009								$1,703	$91,466

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$61,264	$(114,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,563	11,572
Accretion of discount and premium	(140,678)	-
Decrease in FDIC indemnification asset and receivable	59,239	-
Gain on acquisition	(27,571)	-
Impairment writedown on investment securities available-for-sale	9,441	37,647
Stock compensation costs	3,876	2,908
Deferred tax benefit	28,373	(11,856)
Provision for loan losses	131,677	238,684
Impairment on other real estate owned	28,840	15,938
Impairment loss on other equity investment	-	581
Net gain on sales of investment securities, loans and other assets	(28,814)	616
Originations of loans held for sale	(17,717)	(25,785)
Proceeds from sale of loans held for sale	260,707	25,846
FHLB advance prepayment penalty	13,832	-
Tax provision from stock plans	216	404
Net change in accrued interest receivable and other assets	180,161	(6,507)
Net change in accrued expenses and other liabilities	152,235	(13,747)
Total adjustments	687,380	276,301
Net cash provided by operating activities	748,644	161,744

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of WFIB assets	67,186	-
Net decrease in loans	656,906	180,368
Net decrease (increase) in short-term investments	63,620	(376,097)
Purchases of:
Securities purchased under resale agreements	(450,000)	(25,000)
Investment securities held-to-maturity	-	(672,336)
Investment securities available-for-sale	(1,895,119)	(1,021,779)
Loans receivable	(370,339)	(91,238)
Federal Reserve Bank stock	(10,500)	(9,196)
Investments in affordable housing partnerships	(539)	(19)
Premises and equipment	(82,353)	(360)
Proceeds from sale of:
Investment securities	863,565	237,379
Securities purchased under resale agreements	450,000	-
Loans receivable	48,265	38,768
Other real estate owned	46,142	36,961
Premises and equipment	44	-
Maturity of short term investments	-	50,245
Repayments, maturity and redemption of investment securities available-for-sale	1,573,368	875,483
Dividends/redemption of Federal Home Loan Bank stock	6,770	-
Net cash provided by (used in) investing activities	967,016	(776,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payment for) proceeds from:
Deposits	(464,829)	516,859
Short-term borrowings	(14,643)	(6,350)
Proceeds from:
Issuance of short-term borrowings	22,385	-
Issuance of long-term borrowings	350,000	-
Issuance of common stock pursuant to various stock plans and agreements	1,801	390
Payment for:
Repayment of long-term borrowings	(1,215,812)	(179,997)
Repayment of notes payable and other borrowings	(29,420)	(4,928)
Repurchase of treasury shares	(444)	(35)
Issuance and conversion costs of preferred stock & common stock	-	(44)
Cash dividends on preferred stock	(11,094)	(14,583)
Cash dividends on common stock	(2,585)	(1,570)
Tax provision from stock plans	(216)	(404)
Net cash (used in) provided by financing activities	(1,364,857)	309,338

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	350,803	(305,739)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	835,141	878,853
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,185,944	$573,114

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$109,749	$131,380
Income tax (refunds) payments	18,828	(13,133)
Noncash investing and financing activities:
Transfers to real estate owned/affordable housing partnership	132,102	78,872
Conversion of preferred stock to common stock	325,299	-
Desecuritization of loans receivable	-	635,614
Loans to facilitate sales of real estate owned	1,167	27,982
Loans transferred to loans held for sale	381,433	-

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods.  All adjustments are of a normal and recurring nature.  Results for the three months and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In April 2010, the FASB issued ASU 2010-18, Receivables, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which amends ASC 310-30. This ASU clarifies the treatment of loan modifications for loans accounted for within a loan pool. Loans accounted for under ASC 310-30, should not be removed from the pool even if the loan modification would otherwise be considered a troubled debt restructuring. An entity is still required to assess the entire pool for impairment. The update does not require additional disclosures. This clarified treatment of loan modifications is effective for interim and annual reporting periods beginning after July 15, 2010.  The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivable and Allowance for Credit Losses, which amends FASB Accounting Standards Codification™ (“ASC”) Topic 310, Receivables. ASU 2010-10 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of the disclosure requirements to have a material effect on its financial condition, results of operations or cash flows.

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

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, U.S. Government sponsored enterprise preferred stock securities, single issue trust preferred securities, equity swap agreements and other real estate owned (“OREO”).

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes mortgage servicing assets, impaired loans, private label mortgage-backed securities, pooled trust preferred securities and derivatives payable.

The Company records investment securities available-for-sale, equity swap agreements, derivatives payable and foreign exchange options at fair value on a recurring basis. Certain other assets such as mortgage servicing assets, impaired loans, other real estate owned, goodwill, premiums on acquired deposits and private equity investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and non-financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of June 30, 2010 and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 2 during the first half of 2010. There were also no transfers in and out of levels 1 and 3 or levels 2 and 3.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of June 30, 2010
	Fair Value Measurements June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale
U.S. Treasury securities	$55,867	$55,867	$-	$-
U.S. Government agency and U.S. Government sponsored enterprise debt securities	908,483	-	908,483	-
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	25,639	-	25,639	-
Residential mortgage-backed securities	393,143	-	393,143	-
Municipal securities	5,511	-	5,511	-
Other residential mortgage-backed securities, non-investment grade	12,506	-	-	12,506
Corporate debt securities:
Investment grade	637,028	-	637,028	-
Non-investment grade	29,857	-	27,013	2,844
Debt issued by foreign governments	7,714	-	7,714	-
Other securities	1,263	-	1,263	-
Total investment securities available-for-sale	$2,077,011	$55,867	$2,005,794	$15,350

Equity swap agreements	$1,832	$-	$1,832	$-
Derivatives payable	(1,888)	-	-	(1,888)
Foreign exchange options	2,417	-	2,417	-

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2009
	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale
U.S. Treasury securities	$303,472	$303,472	$-	$-
U.S. Government agency and U.S. Government sponsored enterprise debt securities	832,025	-	832,025	-
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,355	-	26,355	-
Residential mortgage-backed securities	724,348	-	724,348	-
Municipal securities	60,193	-	60,193	-
Other residential mortgage-backed securities:
Investment grade	95,517	-	95,517	-
Non-investment grade	41,610	-	28,872	12,738
Corporate debt securities:
Investment grade	460,895	-	459,917	978
Non-investment grade	8,861	-	6,906	1,955
U.S. Government sponsored enterprise equity securities	1,782	-	1,782	-
Other securities	9,023	9,023	-	-
Total investment securities available-for-sale	$2,564,081	$312,495	$2,235,915	$15,671

Equity swap agreements	$14,177	$-	$14,177	$-
Derivatives payable	(14,185)	-	-	(14,185)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended June 30, 2010
	Fair Value Measurements June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)

Mortgage servicing assets (single, multi family, and commercial)	$18,233	$-	$-	$18,233	$(30)

Non-covered impaired loans:
Residential single family	6,494	-	-	6,494	(917)
Residential multifamily	5,398	-	-	5,398	(3,797)
Commercial and industrial real estate, land	24,899	-	-	24,899	(5,983)
Construction	33,378	-	-	33,378	(9,444)
Commercial business	3,698	-	-	3,698	(3,158)
Other consumer	-	-	-	-	(350)
Total non-covered impaired loans	$73,867	$-	$-	$73,867	$(23,649)

Non-covered OREO	$6,206	$-	$-	$6,206	$(666)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended June 30, 2009
	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)

Mortgage servicing assets (single, multi family, and commercial)	$9,466	$-	$-	$9,466	$(86)

Non-covered impaired loans:
Residential single family	4,713	-	-	4,723	(1,557)
Residential multifamily	14,078	-	-	14,105	(5,984)
Commercial and industrial real estate, land	22,337	-	-	19,523	(3,801)
Construction	18,204	-	-	12,778	(4,134)
Commercial business	29,192	-	-	38,653	(82)
Other consumer	409	-	-	409	(210)
Total non-covered impaired loans	$88,933	$-	$-	$90,191	$(15,768)

Non-covered OREO	$15,986	$-	$-	$15,986	$(4,182)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Six Months Ended June 30, 2010
	Fair Value Measurements June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)

Mortgage servicing assets (single, multi family, and commercial)	$18,233	$-	$-	$18,233	$(64)

Non-covered impaired loans:
Residential single family	9,229	-	-	9,229	(1,783)
Residential multifamily	6,393	-	-	6,393	(4,086)
Commercial and industrial real estate, land	39,745	-	-	39,745	(16,249)
Construction	34,139	-	-	34,139	(11,365)
Commercial business	8,097	-	-	8,097	(6,549)
Other consumer	-	-	-	-	(432)
Total non-covered impaired loans	$97,603	$-	$-	$97,603	$(40,464)

Non-covered OREO	$6,746	$-	$-	$6,746	$(2,913)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Six Months Ended June 30, 2009
	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)

Mortgage servicing assets (single, multi family, and commercial)	$9,466	$-	$-	$9,466	$680

Non-covered impaired loans:
Residential single family	11,770	-	-	11,911	(5,070)
Residential multifamily	18,071	-	-	17,686	(7,263)
Commercial and industrial real estate, land	26,526	-	-	24,392	(6,938)
Construction	56,806	-	-	51,775	(24,085)
Commercial business	26,242	-	-	28,606	(11,788)
Other consumer	89	-	-	89	(89)
Total non-covered impaired loans	$139,504	$-	$-	$134,459	$(55,233)

Non-covered OREO	$16,359	$-	$-	$16,359	$(6,920)
At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009:

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities, Non-Investment Grade	Corporate Debt Securities
	Total		Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, April 1, 2010	$15,740	$12,203	$1,440	$2,097	$(5,955)
Total gains or (losses): (1)
Included in earnings	(1,977)	435	2	(2,414)	(163)
Included in other comprehensive loss (unrealized) (2)	1,806	298	(157)	1,665	-
Purchases, issuances, sales, settlements (3)	(219)	(430)	(3)	214	4,230
Transfer from investment grade to non-investment grade	-	-	(1,282)	1,282	-
Transfers in and/or out of Level 3 (4)	-	-	-	-	-
Ending balance, June 30, 2010	$15,350	$12,506	$-	$2,844	$(1,888)

Changes in unrealized losses included in earnings relating to
assets and liabilities still held at June 30, 2010	$(2,421)	$-	$-	$(2,421)	$163

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities		Corporate Debt Securities
	Total	Investment Grade	Non-Investment Grade	Investment Grade	Non-Investment Grade	Residual Securities	Derivatives Payable
	(In thousands)

Beginning balance, April 1, 2009	$635,009	$546,520	$11,325	$1,306	$21,930	$53,928	$(11,509)
Total gains or (losses): (1)
Included in earnings	(33,858)	2,461	191	3	(37,442)	929	(1,814)
Included in other comprehensive loss (unrealized) (2)	70,331	71,216	1,350	(54)	28,717	(30,898)	-
Purchases, issuances, sales, settlements (3)	(639,022)	(602,585)	(13,850)	(10)	1,382	(23,959)	-
Transfer from investment grade to non-investment grade	-	(17,612)	17,612	-	-	-	-
Transfers in and/or out of Level 3 (4)	-	-	-	-	-	-	-
Ending balance, June 30, 2009	$32,460	$-	$16,628	$1,245	$14,587	$-	$(13,323)

Changes in unrealized losses included in earnings relating to
assets and liabilities still held at June 30, 2009	$(37,447)	$-	$-	$-	$(37,447)	$-	$1,814

(1)
Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the condensed consolidated statements of operations.

(2)
Unrealized gains or losses as well as the non-credit portion of other-than-temporary impairment (“OTTI”) on investment securities are reported in accumulated other comprehensive loss, net of tax, in the condensed consolidated statements of changes in stockholders’ equity and comprehensive income.

(3)
Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold or settled during the period. The amounts are recorded at their end of period fair values.

(4)
Transfers in and/or out represent existing assets and liabilities that were either previously categorized as a higher level and the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 and the lowest significant input became observable during the period. These assets and liabilities are recorded at their end of period fair values.

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities, Non-Investment Grade	Corporate Debt Securities
	Total		Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2010	$15,671	$12,738	$978	$1,955	$(14,185)
Total gains or (losses): (1)
Included in earnings	(6,727)	435	5	(7,167)	(166)
Included in other comprehensive loss (unrealized) (2)	6,541	(237)	308	6,470	-
Purchases, issuances, sales, settlements (3)	(135)	(430)	(9)	304	12,463
Transfer from investment grade to non-investment grade	-	-	(1,282)	1,282	-
Transfers in and/or out of Level 3 (4)	-	-	-	-	-
Ending balance, June 30, 2010	$15,350	$12,506	$-	$2,844	$(1,888)

Changes in unrealized losses included in earnings relating to
assets and liabilities still held at June 30, 2010	$(7,220)	$-	$-	$(7,220)	$166

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities		Corporate Debt Securities
	Total	Investment Grade	Non-Investment Grade	Investment Grade	Non-Investment Grade	Residual Securities	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2009	$624,351	$527,109	$10,216	$1,294	$35,670	$50,062	$(14,142)
Total gains or (losses): (1)
Included in earnings	(30,955)	2,629	192	7	(37,640)	3,857	819
Included in other comprehensive loss (unrealized) (2)	92,783	101,456	2,458	(34)	13,923	(25,020)	-
Purchases, issuances, sales, settlements (3)	(653,719)	(613,582)	(13,850)	(22)	2,634	(28,899)	-
Transfer from investment grade to non-investment grade	-	(17,612)	17,612	-	-	-	-
Transfers in and/or out of Level 3 (4)	-	-	-	-	-	-	-
Ending balance, June 30, 2009	$32,460	$-	$16,628	$1,245	$14,587	$-	$(13,323)

Changes in unrealized losses included in earnings relating to
assets and liabilities still held at June 30, 2009	$(37,647)	$-	$-	$-	$(37,647)	$-	$(819)

(1)
Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the condensed consolidated statements of operations.

(2)
Unrealized gains or losses as well as the non-credit portion of OTTI on investment securities are reported in accumulated other comprehensive loss, net of tax, in the condensed consolidated statements of changes in stockholders’ equity and comprehensive income.

(3)
Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold or settled during the period. The amounts are recorded at their end of period fair values.

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

Equity Swap Agreements – The Company has entered into several equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years or 5.5 years, pays interest based on the performance of the Hang Seng China Enterprise Index (“HSCEI”). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in an $89 thousand adjustment to the valuation of the equity swap agreements for the three months ended June 30, 2010. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party that the Company places reliance on.

Derivatives Payable –  The Company’s derivatives payable are recorded in conjunction with certain certificate of deposits (“host instrument”). These CDs pay interest based on changes in the either the HSCEI or based on changes in the RMB as designated and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company’s consideration of its own credit risk resulted in a $33 thousand adjustment to the valuation of the derivative liabilities for the three months ended June 30, 2010. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

Foreign Exchange Options – The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Renminbi (“RMB”) relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by a third party and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. The Company has also considered the counterparty’s credit risk in determining the valuation. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

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

Impaired Loans – The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received. The fair values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans fall within Level 3 of the fair value hierarchy since they are measured at fair value based on the most recent valuation information received on the underlying collateral.

Other Real Estate Owned – The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans, are considered held-for-sale, and are recorded at the lower of cost or estimated fair value at the time of foreclosure. The fair values of OREO properties are based on third-party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $16.6 million included in the condensed consolidated balance sheets as of June 30, 2010 is recorded net of estimated disposal costs.

Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Notional or	Estimated	Notional or	Estimated
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,185,944	$1,185,944	$835,141	$835,141
Short-term investments	447,168	447,168	510,788	510,788
Securities purchased under resale agreements	230,000	230,341	227,444	232,693
Investment securities available-for-sale	2,077,011	2,077,011	2,564,081	2,564,081
Loans receivable, net	13,453,458	13,409,754	13,844,840	13,519,060
Investment in Federal Home Loan Bank stock	176,110	176,110	180,217	180,217
Investment in Federal Reserve Bank stock	47,285	47,285	36,785	36,785
Accrued interest receivable	79,515	79,515	82,370	82,370
Equity swap agreements	58,584	1,832	38,828	14,177
Foreign exchange options	50,000	2,417	-	-

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	8,189,831	7,403,305	7,088,822	6,214,848
Time deposits	6,728,863	6,738,027	7,898,791	7,912,384
Federal Home Loan Bank advances	1,022,011	1,039,289	1,805,387	1,791,326
Securities sold under repurchase agreements	1,051,192	1,280,083	1,026,870	1,265,565
Notes payable	18,103	18,103	7,366	7,366
Accrued interest payable	16,526	16,526	19,386	19,386
Long-term debt	235,570	120,471	235,570	103,442
Derivatives payable	58,584	1,888	38,828	14,185

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

Securities Purchased Under Resale Agreements – Securities purchased under resale agreements with original maturities of 90 days or less are included in cash and cash equivalents. The fair value of securities purchased under resale agreements with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.

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

Loans Receivable, Net (includes covered and noncovered loans) – The fair value of loans is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of credit for such loans.

Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock – The carrying amounts approximate fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

Equity Swap Agreements – The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. We also considered the counterparty’s credit risk in determining the valuation.

Foreign Exchange Options – The fair value of the derivative contract is provided by a third party and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. We also considered the counterparty’s credit risk in determining the valuation.

Customer Deposit Accounts – The fair value of customer deposit accounts is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve, plus spread, if any. For core deposits (demand, savings and money market deposits), the cash outflows are projected by the decay rate based on the Bank’s core deposit premium study and are discounted using the London Interbank Offered Rate (“LIBOR”) yield curve. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread.

Federal Home Loan Bank Advances – The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Securities Sold Under Repurchase Agreements – For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

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

Derivatives Payable – Derivatives payable are recorded in conjunction with certain certificate of deposits (“host instrument”). These CDs pay interest based on changes in the either the HSCEI or based on changes in the RMB as designated. The fair value of derivatives payable are estimated using the income approach. We also considered our own credit risk in determining the valuation.

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

During the three and six months ended June 30, 2010, total compensation cost recognized in the condensed consolidated statements of operations related to stock options and restricted stock awards amounted to $2.3 million and $3.9 million, respectively, with related tax benefit of $124 thousand and related tax liability of $216 thousand, respectively.

During the three and six months ended June 30, 2009, total compensation cost recognized in the condensed consolidated statements of operations related to stock options and restricted stock awards amounted to $1.5 million and $2.9 million, respectively, with related tax benefits of $622 thousand and $1.2 million, respectively.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors.  Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands) (1)
Outstanding at beginning of period	1,927,515	$21.59
Granted	-	-
Exercised	(115,997)	12.66
Forfeited or Expired	(164,789)	15.38
Outstanding at end of period	1,646,729	22.84	2.83 years	$1,921

Vested or expected to vest at end of period	1,619,759	$22.86	2.80 years	$1,883

Exercisable at end of period	1,219,035	$23.29	2.19 years	$1,541

(1)	Includes in-the-money options only.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The Company did not issue any stock options during the six months ended June 30, 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	(5)	2009	(5)	2010	(5)	2009
Expected term (1)	—		—		—		4 years
Expected volatility (2)	—		—		—		60.5%
Expected dividend yield (3)	—		—		—		0.6%
Risk-free interest rate (4)	—		—		—		1.8%

(1)	The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
(2)	The expected volatility was based on historical volatility for a period equal to the stock option's expected term.
(3)	The expected dividend yield is based on the Company's prevailing dividend rate at the time of grant.
(4)	The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option's expected term.
(5)	The Company did not issue any stock options during the first half of 2010 and during the second quarter 2009.

During the three and six months ended June 30, 2010 and 2009, information related to stock options is presented as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Weighted average fair value of stock options granted during the period (1)	—	(1)	—	(2)	—	(1)	$6.83
Total intrinsic value of options exercised (in thousands)	$359		$4		$636		$5
Total fair value of options vested (in thousands)	$404		$87		$2,076		$1,438

(1)	The Company did not issue any stock options during the first half of 2010.
(2)	The Company did not issue any stock options during the second quarter of 2009.

As of June 30, 2010, total unrecognized compensation cost related to stock options amounted to $1.4 million.  The cost is expected to be recognized over a weighted average period of 1.9 years.

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

A summary of the activity for restricted stock as of June 30, 2010, including changes during the six months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at beginning of period	864,717	$20.12
Granted	959,575	16.90
Vested	(90,467)	30.93
Forfeited or Expired	(200,806)	17.91
Outstanding at end of period	1,533,019	17.75

The weighted average fair values of restricted stock awards granted during the six months ended June 30, 2010 and 2009, were $16.90 and $7.14, respectively.

As of June 30, 2010, total unrecognized compensation cost related to restricted stock awards amounted to $17.6 million.  This cost is expected to be recognized over a weighted average period of 2.6 years.

5.	INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of June 30, 2010
Available-for-sale
U.S. Treasury securities	$55,324	$543	$-	$55,867
U.S. Government agency and U.S. Government sponsored enterprise debt securities	905,384	3,213	(114)	908,483
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	24,829	810	-	25,639
Residential mortgage-backed securities	377,944	15,199	-	393,143
Municipal securities	5,503	8	-	5,511
Other residential mortgage-backed securities, non-investment grade	21,335	-	(8,829)	12,506
Corporate debt securities:
Investment grade	631,764	8,492	(3,228)	637,028
Non-investment grade (1)	42,173	-	(12,316)	29,857
U.S. Government sponsored enterprise equity securities	-	-	-	-
Debt issued by foreign governments	7,721	2	(9)	7,714
Other securities	1,262	2	(1)	1,263
Total investment securities available-for-sale	$2,073,239	$28,269	$(24,497)	$2,077,011

As of December 31, 2009
Available-for-sale
U.S. Treasury securities	$304,105	$8	$(641)	$303,472
U.S. Government agency and U.S. Government sponsored enterprise debt securities	841,953	507	(10,435)	832,025
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	25,503	852	-	26,355
Residential mortgage-backed securities	707,290	17,863	(805)	724,348
Municipal securities	59,264	1,027	(98)	60,193
Other residential mortgage-backed securities:
Investment grade	95,181	827	(492)	95,516
Non-investment grade	50,843	368	(9,601)	41,610
Corporate debt securities:
Investment grade	441,606	20,428	(1,138)	460,896
Non-investment grade (1)	26,277	-	(17,416)	8,861
U.S. Government sponsored enterprise equity securities	1,998	-	(216)	1,782
Other securities	9,023	-	-	9,023
Total investment securities available-for-sale	$2,563,043	$41,880	$(40,842)	$2,564,081

(1)
For the six months ended June 30, 2010, the Company recorded $9.4 million, on a pre-tax basis, of OTTI through earnings and $7.7 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income. The Company recorded $107.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $8.2 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2009.

The Company did not have any investment securities held-to-maturity as of June 30, 2010 and December 31, 2009.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, the Company believes current broker prices obtained on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities.  In light of these circumstances, the Company has modified its approach in determining the fair values of these securities.  For the pooled trust preferred securities, the Company performed a cash flow analysis using the methodology set forth in Note 3 to determine the fair value of securities. For the private-label mortgage-backed security, the Company determined fair value by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach.  The values resulting from each approach (i.e. market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security.  In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security, as well as broker discount rates.

The following tables show the Company’s rollforward of the amount related to other-than-temporary impairment credit losses for the three and six months ended June 30, 2010:

Three Months Ended June 30, 2010
(In thousands)

Beginning balance, April 1	$112,470
Addition of other-than-temporary impairment that was not previously recognized	-
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	2,421
Ending balance	$114,891

Six Months Ended June 30, 2010
(In thousands)

Beginning balance, January 1	$107,671
Addition of other-than-temporary impairment that was not previously recognized	-
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	7,220
Ending balance	$114,891

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of June 30, 2010
Available-for-sale
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. Government agency and U.S. Government sponsored enterprise debt securities	82,193	(114)	-	-	82,193	(114)
U.S. Government agency and U.S. Government sponsored enterprise residential mortgage-backed securities	-	-	-	-	-	-
Other residential mortgage-backed securities, non-investment grade	-	-	12,505	(8,829)	12,505	(8,829)
Corporate debt securities:
Investment grade	365,648	(3,228)	-	-	365,648	(3,228)
Non-investment grade	20,066	(681)	9,792	(11,635)	29,858	(12,316)
U.S. Government sponsored enterprise equity securities	-	-	-	-	-	-
Debt issued by foreign governments	4,940	(9)			4,940	(9)
Other securities	527	(1)	-	-	527	(1)
Total investment securities available-for-sale	$473,374	$(4,033)	$22,297	$(20,464)	$495,671	$(24,497)

As of December 31, 2009
Available-for-sale
U.S. Treasury securities	$253,002	$(641)	$-	$-	$253,002	$(641)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	673,067	(10,435)	-	-	673,067	(10,435)
U.S. Government agency and U.S. Government sponsored enterprise residential mortgage-backed securities	55,947	(805)	-	-	55,947	(805)
Municipal securities	12,369	(98)	-	-	12,369	(98)
Other residential mortgage-backed securities:
Investment grade	47,343	(492)	-	-	47,343	(492)
Non-investment grade	19,970	(1,011)	12,739	(8,590)	32,709	(9,601)
Corporate debt securities:
Investment grade	32,342	(97)	978	(1,041)	33,320	(1,138)
Non-investment grade	-	-	8,861	(17,416)	8,861	(17,416)
U.S. Government sponsored enterprise equity securities	1,782	(216)	-	-	1,782	(216)
Total investment securities available-for-sale	$1,095,822	$(13,795)	$22,578	$(27,047)	$1,118,400	$(40,842)

Corporate Debt Securities (Available-for-Sale)

The majority of unrealized losses at June 30, 2010 are related to five trust preferred debt securities with unrealized losses of 12 months or longer. As of June 30, 2010, these trust preferred securities had an estimated fair value of $9.8 million, representing less than 1% of the total investment securities available-for-sale portfolio. One security was recently downgraded to non-investment grade. The ratings for the other four trust preferred securities were downgraded to non-investment grade status during 2009 due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments. As of June 30, 2010, these non-investment grade debt instruments had gross unrealized losses amounting to $8.4 million, or 39% of the total amortized cost basis of these securities, comprised of $700 thousand in gross unrealized losses and $7.7 million in noncredit-related impairment losses as of June 30, 2010 pursuant to the provisions of ASC 320-10-65. As a result of the previously discussed diminishing collateral values, deteriorating cash flows, and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $2.4 million on our portfolio of pooled trust preferred securities during the second quarter of 2010 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

Mortgage-backed Securities (Available-for-Sale)

As of June 30, 2010, the Company had one private-label available-for-sale mortgage-backed security with a fair value of $12.5 million, with a gross unrealized loss of $8.8 million, or 41% of the amortized cost basis of this security, for more than 12 months. This security is collateralized by single family loans and secured by the first lien on these residential properties. Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis. As such, the Company does not deem this security to be other-than-temporarily impaired as of June 30, 2010.

As of June 30, 2010, there were six individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of five trust preferred securities with a total fair value of $9.8 million and one mortgage-backed security with a fair value of $12.5 million. As of June 30, 2010, there were also 42 securities that have been in a continuous unrealized loss position for less than twelve months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, the Company does not deem these securities to be other-than-temporarily impaired.

The scheduled maturities of investment securities available-for-sale at June 30, 2010 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$1,073,472	$1,074,681
Due after one year through five years	440,178	446,841
Due after five years through ten years	116,846	117,680
Due after ten years	442,743	437,809
Indeterminate maturity	-	-
Total investment securities available-for-sale	$2,073,239	$2,077,011

6.	COVERED ASSETS AND FDIC INDEMNIFICATION ASSET

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the WFIB Acquisition on June 11, 2010 and in the UCB Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements (the “shared-loss agreements”) with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by United Commercial Bank, excluding the loans originated by United Commercial Bank in China under its United Commercial Bank China (Limited) subsidiary. The Company will share in the losses, which begins with the first dollar of loss incurred, on the loan pools (including single family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned), covered (“covered assets”) under the shared-loss agreements.

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both WFIB and UCB with respect to covered assets. For the UCB covered assets the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The commercial loan shared-loss agreement and single family residential mortgage loan shared-loss agreement are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared loss agreements is 50% of the excess, if any of (i) twenty percent (20%) of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of June 30, 2010, the Company’s estimate for this liability for WFIB and UCB is $7 million and zero, respectively.

At each date of acquisition, we accounted for the loan portfolio acquired from the respective bank at fair value. This represents the discounted value of the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). In the determination of contractual cash flows and cash flows expected to be collected, we assume no prepayment on the ASC 310-30 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the ASC 310-30 accrual loans for single-family, multi-family and commercial real estate, we used a third party vendor to obtain prepayment speeds, in order to be consistent with the market participant’s notion of the accounting standards. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities.  The prepayment rates for the construction, land, and commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date.  The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The Company has elected to account for all covered loans acquired in the both FDIC-assisted acquisitions under ASC 310-30.

WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. Any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. The total commitment outstanding as of the acquisition date is included under the shared-loss agreements. As such, any additional advances, up to the total commitment outstanding at the date of acquisition are covered. The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the respective acquisition fair value amount, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC indemnification asset or receivable. As of June 30, 2010, no events have occurred that require an allowance for the covered loans.

The carrying amounts and the composition of the covered loans as of June 30, 2010 and December 31, 2009 are as follows:

	Credit Impaired	Other Loans	Total
	(In thousands)
As of June 30, 2010
Real estate loans
Residential single family	$19,547	$593,908	$613,455
Residential multifamily	131,505	1,004,187	1,135,692
Commercial and industrial real estate	778,926	1,493,785	2,272,711
Construction and land	1,004,023	177,806	1,181,829
Total real estate	1,934,001	3,269,686	5,203,687

Other loans:
Commercial business	393,963	480,894	874,857
Other consumer	355	94,925	95,280
Total other loans	394,318	575,819	970,137

Total principal balance	2,328,319	3,845,505	6,173,824
Covered discount	(875,053)	(471,952)	(1,347,005)
Net valuation of loans	1,453,266	3,373,553	4,826,819
Subsequent acquisition loan advances	-	448,673	448,673
Total covered loans	$1,453,266	$3,822,226	$5,275,492

As of December 31, 2009
Real estate loans
Residential single family	$22,325	$621,742	$644,067
Residential multifamily	158,452	1,010,413	1,168,865
Commercial and industrial real estate	900,165	1,515,284	2,415,449
Construction and land	1,236,228	155,500	1,391,728
Total real estate	2,317,170	3,302,939	5,620,109

Other loans:
Commercial business	603,507	580,260	1,183,767
Other consumer	422	100,377	100,799
Total other loans	603,929	680,637	1,284,566

Total principal balance	2,921,099	3,983,576	6,904,675
Covered discount	(1,033,720)	(474,948)	(1,508,668)
Net valuation of loans	1,887,379	3,508,628	5,396,007
Subsequent acquisition loan advances	-	202,148	202,148
Total covered loans	$1,887,379	$3,710,776	$5,598,155

At June 30, 2010 and December 31, 2009, $481.8 million and $675.6 million of the ASC 310-30 credit impaired loans, respectively, were considered to be nonperforming loans. The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In thousands)

Covered nonaccrual loans	$481,804	$675,625
Covered loans past due 90 days or more but not on nonaccrual	-	-
Total nonperforming loans	481,804	675,625

Other real estate owned covered, net	113,999	44,273
Total covered nonperforming assets	$595,803	$719,898

We had 86 covered OREO properties as of June 30, 2010 with a combined aggregate carrying value of $114.0 million.  Approximately 52% of covered OREO properties as of June 30, 2010 were located in California.  As of December 31, 2009, we had 61 covered OREO properties with an aggregate carrying value of $44.3 million.  During the first six months of 2010, we foreclosed on 43 properties with an aggregate carrying value of $76.2 million as of the foreclosure date.  Included in the aggregate carrying value was $25.9 million in writedowns and $688 thousand in net principal reductions on covered OREO.  We acquired 27 properties with a fair value of $28.0 million on June 11, 2010 through the WFIB acquisition.  During the first six months of 2010, we sold 44 covered OREO properties with a total carrying value of $38.8 million resulting in a total combined net loss on sale of $4.1 million.

The following table shows the carrying amounts for the covered loans as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009
	(In thousands)

Contractually required payments of interest and principal	$7,206,269	$7,976,064
Nonaccretable difference	(1,392,889)	(1,596,950)

Cash flows expected to be collected (1)	5,813,380	6,379,114
Accretable difference	(986,389)	(983,107)

Carrying value of covered loans	$4,826,991	$5,396,007

(1)	Represents undiscounted expected principal and interest cash flows.

Changes in the accretable yield for the covered loans for the three and six months ended June 30, 2010 is as follows:

Three months ended
June 30, 2010
(In thousands)

Beginning balance, April 1, 2010	$771,549
Addition	84,556
Accretion	(3,664)
Cash receipts, disposals, and change in cash flows	133,948
Ending balance, June 30, 2010	$986,389

Six months ended
June 30, 2010
(In thousands)

Beginning balance, January 1, 2010	$983,107
Addition	84,556
Accretion	(7,517)
Cash receipts, disposals, and change in cash flows	(73,757)
Ending balance, June 30, 2010	$986,389

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

The additions included above result from the June 11, 2010 WFIB acquisition.

From December 31, 2009 to June 30, 2010, excluding scheduled principal payments, a total of $604.0 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, or transferred to covered OREO. The payoff activity during this period of time was higher than anticipated and what was modeled, however management does not believe this activity suggests the need for a change in the original prepayment assumptions at this time due to the short duration of historical payoff activities. The loan discount related to these prepayments and removals of $89.5 million was recorded as an adjustment to interest income in the first half of 2010. No impairment write-downs were recorded in the first half of 2010.

FDIC Indemnification Asset

For the three and six months ended June 30, 2010, the Company recorded $10.6 million and $22.1 million, respectively, of accretion into income. Additionally, because of the high prepayment and removals activity during this timeframe, the Company reduced the FDIC indemnification asset by $85.7 million and $208.0 million for the three and six months, respectively, ended June 30, 2010, and recorded the adjustment to noninterest (loss) income. Due to the acquisition of WFIB in the second quarter of 2010, $41.1 million of additional FDIC indemnification asset was recorded.

The table below shows FDIC indemnification asset activity for the three and six months ended June 30, 2010:

Three months ended
June 30, 2010
(In thousands)

Beginning balance, April 1, 2010	$980,950
Addition due to WFIB acquisition	$41,131
Accretion	10,624
Reductions (1)(2)	(85,694)
Ending balance, June 30, 2010	$947,011

Six months ended
June 30, 2010
(In thousands)

Beginning balance, January 1, 2010	$1,091,814
Addition due to WFIB acquisition	$41,131
Accretion	22,092
Reductions (1)(2)	(208,026)
Ending balance, June 30, 2010	$947,011

(1)	Reductions relate to higher cash flows received from principal amortization, partial prepayments, loan payoffs, and loan sales.
(2)
The reduction amounts of $85.7 million and $208.0 million, for the three and six months ended June 30, 2010 also include chargeoffs.  $56.1 million and $118.0 million of these chargeoffs, for the three and six months ended June 30, 2010, are recoverable from the FDIC and recorded in other assets.

FDIC Receivable

As of June 30, 2010, the FDIC loss sharing receivable was $59.3 million.  This receivable represents 80% of reimbursable expenses from the FDIC, that have not yet been paid. These reimbursable expenses include chargeoffs, loan related expenses and OREO related expenses.  The 80% of reimbursable expense is recorded as noninterest income. 100% of the expense is recorded as non-interest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received.  Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

7.	ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Allowance balance, beginning of period	$250,517	$195,450	$238,833	$178,027
Allowance for unfunded loan commitments and letters of credit	(1,115)	1,442	(1,923)	434
Provision for loan losses	55,256	151,422	131,677	229,422
Impact of desecuritization	-	9,262	-	9,262
Chargeoffs:
Single family real estate	3,688	14,263	7,226	18,116
Multifamily real estate	8,007	2,352	12,970	4,098
Commercial real estate	13,411	13,063	21,698	15,859
Land	13,485	33,599	40,430	46,122
Construction	11,707	60,083	25,962	78,526
Commercial business	12,328	13,718	19,897	33,177
Automobile	-	27	96	35
Other consumer	809	306	1,329	1,618
Total chargeoffs	63,435	137,411	129,608	197,551

Recoveries:
Single family real estate	431	205	543	226
Multifamily real estate	455	96	558	218
Commercial and industrial real estate	1,575	591	1,661	597
Land	3,720	416	3,837	416
Construction	73	847	657	966
Commercial business	1,853	1,367	3,054	1,648
Automobile	19	9	43	31
Other consumer	113	4	130	4
Total recoveries	8,239	3,535	10,483	4,106
Net chargeoffs	55,196	133,876	119,125	193,445
Allowance balance, end of period	$249,462	$223,700	$249,462	$223,700

Average non-covered loans outstanding	$8,556,680	$8,244,850	$8,582,214	$8,221,143

Total gross non-covered loans outstanding, end of period	$8,314,984	$8,528,961	$8,314,984	$8,528,961

Annualized net chargeoffs to average non-covered loans	2.58%	6.50%	2.78%	4.71%

Allowance for loan losses to total gross non-covered loans, end of period	2.99%	2.62%	2.99%	2.62%
Note:  Student loans are fully guaranteed by the U.S. Government therefore there is no allowance for these loans.

At June 30, 2010, the allowance for loan losses amounted to $249.5 million, or 2.99% of total gross non-covered loans, compared with $238.8 million or 2.81% of total gross non-covered loans at December 31, 2009, and $223.7 million, or 2.62% of total gross non-covered loans as of June 30, 2009.  The increase in the allowance for loan losses is primarily due to the $131.7 million in provisions for loan losses recorded during the first half of 2010 off set by net chargeoffs of $119.1 million.  This compares to $229.4 million in provisions for loan losses recorded during the first half of 2009 off set by net chargeoffs of $193.4 million.

8.	PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

	June 30, 2010	December 31, 2009
	(In thousands)

Land	$15,545	$15,545
Office Buildings	102,981	27,923
Leasehold improvements	24,962	24,663
Furniture, fixtures and equipment	46,125	39,253
Total cost	189,613	107,384
Accumulated depreciation and amortization	(55,455)	(48,285)
Net book value	$134,158	$59,099

The increase in office buildings during the first half of 2010 is due to the purchase of several properties totaling approximately $78.6 million by the Company as part of the FDIC-assisted transaction of United Commercial Bank.

Capitalized assets are depreciated or amortized on a straightline basis in accordance with the estimated useful life for each fixed asset class. The estimated useful life for furniture and fixtures is seven years; office equipment is for five years and twenty-five years for buildings and improvements. Leasehold improvements are amortized over the shorter of the term of the lease or useful life.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of June 30, 2010 and December 31, 2009. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of June 30, 2010, the Company’s market capitalization based on total outstanding common and preferred shares was $2.74 billion and its total stockholders’ equity was $2.34 billion. The Company performed its annual impairment test as of December 31, 2009 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of June 30, 2010 and December 31, 2009, the gross carrying amount of premiums on acquired deposits totaled $117.6 million and $116.6 million, respectively, and the related accumulated amortization totaled $31.5 million and $26.9 million, respectively. In June 2010, the Company recorded $3.1 million in premiums on acquired deposits due to the WFIB acquisition. In November 2009, the Company recorded $74.4 million in premiums on acquired deposits due to the UCB acquisition.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $3.3 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and $6.7 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the six months ending December 31, 2010 and the succeeding four years:

Estimated Future Amortization Expense of Premiums on Acquired Deposits	Amount
(In thousands)

Six Months Ending December 31, 2010	$6,703
Year Ending December 31, 2011	12,572
Year Ending December 31, 2012	11,176
Year Ending December 31, 2013	9,660
Year Ending December 31, 2014	8,775

10.	COMMITMENTS AND CONTINGENCIES

Credit Extensions - In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements.  As of June 30, 2010 and December 31, 2009, respectively, undisbursed loan commitments amounted to $1.85 billion and $2.46 billion, respectively.  Commercial and standby letters of credit amounted to $724.0 million and $715.2 million as of June 30, 2010 and December 31, 2009, respectively.

Guarantees – From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business.  For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee.  When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of June 30, 2010, total loans sold or securitized with recourse amounted to $474.9 million and were comprised of $66.5 million in single family loans with full recourse and $408.4 million in multifamily loans with limited recourse.  In comparison, total loans sold or securitized with recourse amounted to $497.5 million at December 31, 2009, comprised of $72.6 million in single family loans with full recourse and $425.0 million in multifamily loans with limited recourse.  The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans.  The Company’s recourse reserve related to loan sales and securitizations totaled $4.0 million as of June 30, 2010 and $2.9 million as of December 31, 2009, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.  Despite the challenging conditions in the real estate market, the Company continues to experience relatively minimal losses from the single family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan.  When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization.  If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no such defects, the Company has no commitment to repurchase the loan.  As of June 30, 2010 and December 31, 2009, the amount of loans sold without recourse totaled $1.84 billion and $1.50 billion, respectively.  Total loans securitized without recourse amounted to $340.2 million and $358.1 million, respectively, at June 30, 2010 and December 31, 2009.  The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation – Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2010.  The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank.  After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

11.	STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering - In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share.  The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs.  The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred stock into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares.  This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share.  On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred stock to be converted into shares of the Company’s common stock.  Dividends on the Series A preferred stock, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 15, May 15, August 15 and November 15 of each year.  The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of June 30, 2010, 85,741 shares were outstanding.

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

Series C Preferred Stock - On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of our common stock upon conversion of the 335,047 shares of the Series C Preferred Stock. The Series C Preferred Stock was subsequently automatically converted into shares of our common stock on March 30, 2010, and, as a result, no shares of the Series C Preferred Stock remain outstanding.

Warrants – During 2008, in conjunction with the Series B preferred stock offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million.  The warrants may be exercised at any time on or before December 5, 2018.  During the fourth quarter of 2009, the Company received a 50% reduction in the warrants we issued to the U.S. Treasury in conjunction with the TARP capital we received in December, 2008. This adjustment to the warrants was due to the fact that within one year of issuance, the Company raised new capital in excess of the TARP capital issued in December, 2008. The warrants, and all rights under the warrants, are freely transferable.  As of June 30, 2010, there were 1,517,555 warrants outstanding.

Stock Repurchase Program – During 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $80.0 million of the Company’s common stock.  The Company did not repurchase any shares during the six months ended June 30, 2010 in connection with this stock repurchase program.

Quarterly Dividends – On April 27, 2010, the Company’s Board of Directors declared second quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about May 1, 2010 to shareholders of record on April 15, 2010.  On April 27, 2010, the Company’s Board of Directors also declared and paid quarterly preferred cash dividends on its Series B preferred shares.  Total cash dividends accrued and paid in conjunction with the Company’s Series A and B preferred stock amounted to $5.5 million and $11.1 million during the three and six months ended June 30, 2010.

On April 27, 2010, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.01 per share payable on or about May 24, 2010 to shareholders of record on May 10, 2010.  Cash dividends totaling $1.5 million and $2.6 million were paid to the Company’s common shareholders during the second quarter and first half of 2010.

Earnings (Loss) Per Share (“EPS”) – The actual number of shares outstanding at June 30, 2010 was 147,938,847.  Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.

The following table sets forth earnings (loss) per share calculations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
	Net income available to	Number of Weighted	Per Share	Net loss available to	Number of Weighted	Per Share
	common stockholders	Average Shares	Amounts	common stockholders	Average Shares	Amounts
	(In thousands, except per share data)
Basic EPS
Net income (loss) as reported	$36,348			$(86,725)
Less: Preferred stock dividends and amortization of preferred stock discount	(6,147)			(23,623)
Basic earnings (loss) per share	$30,201			$(110,348)	63,105	$(1.75)
Extraordinary item	$-			(5,366)	63,105	$(0.08)
Net basic earnings (loss) per share	$30,201	$146,372	$0.21	$(115,714)	63,105	$(1.83)

Diluted EPS
Effect of dilutive securities:
Stock options	-	155		-	-
Restricted stock	4	404		-	-
Stock warrants	-	200		-	-
Convertible Preferred Stock	-	-		-	-
Loss available to common stockholders before extraordinary item	-	-		(110,348)	63,105	(1.75)
Extraordinary item		-		(5,366)	63,105	(0.08)
Net diluted earnings (loss) per share	$30,205	147,131	$0.21	$(115,714)	63,105	$(1.83)

	Six Months Ended June 30,
	2010			2009
	Net income available to	Number of Weighted	Per Share	Net loss available to	Number of Weighted	Per Share
	common stockholders	Average Shares	Amounts	common stockholders	Average Shares	Amounts
	(In thousands, except per share data)
Basic EPS
Net income (loss) as reported	$61,264			$(109,191)
Less: Preferred stock dividends and amortization of preferred stock discount	(12,285)			(32,366)
Basic earnings (loss) per share	$48,979			$(141,557)	63,052	$(2.25)
Extraordinary item	$-			(5,366)	63,052	$(0.08)
Net basic earnings (loss) per share	$48,979	$123,445	$0.40	$(146,923)	63,052	$(2.33)

Diluted EPS
Effect of dilutive securities:
Stock options	-	167		-	-
Restricted stock	7	320		-	-
Stock warrants	-	183		-	-
Convertible Preferred Stock	-	18,019		-	-
Loss available to common stockholders before extraordinary item	-	-		(141,557)	63,052	$(2.25)
Extraordinary item	-	-		(5,366)	63,052	$(0.08)
Net diluted earnings (loss) per share	$48,986	142,134	$0.34	$(146,923)	63,052	$(2.33)

The following outstanding convertible preferred stock, stock options, and restricted stock for the three and six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Convertible preferred stock	5,573	12,772	5,573	12,772
Stock options	1,063	2,568	1,063	2,575
Restricted stock	13	598	642	838

12.	BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting:  1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions met the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incur expenses and whose operating results are regularly reviewed by the Company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

During the first quarter of 2010, the Company’s management made the decision to fully integrate the UCB segment into its two-segment core business structure:  Retail Banking and Commercial Banking.  With this integration, effective the first quarter of 2010, the Company’s business focus reverted back to a three-segment core business structure:  Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices. Furthermore, the Company’s Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including Treasury activities and eliminations of intersegment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for loan losses is allocated based on actual charge-offs for the period as well as average loan balance for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$94,361	$142,995	$16,177	$253,533
Charge for funds used	(30,449)	(32,884)	(1,958)	(65,291)
Interest spread on funds used	63,912	110,111	14,219	188,242
Interest expense	(29,299)	(5,399)	(15,212)	(49,910)
Credit on funds provided	56,411	4,311	4,569	65,291
Interest spread on funds provided	27,112	(1,088)	(10,643)	15,381
Net interest income (expense)	$91,024	$109,023	$3,576	$203,623

Provision for loan losses	$22,076	$33,180	$-	$55,256
Depreciation, amortization and accretion	2,015	(14,166)	1,318	(10,833)
Goodwill	320,566	16,872	-	337,438
Segment pretax (loss) profit	15,010	33,303	10,421	58,734
Segment assets	6,370,531	9,719,021	3,877,769	19,967,321

	Three Months Ended June 30, 2009
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$53,930	$61,339	$31,064	$146,333
Charge for funds used	(16,395)	(17,073)	(51,959)	(85,427)
Interest spread on funds used	37,535	44,266	(20,895)	60,906
Interest expense	(24,540)	(4,566)	(28,967)	(58,073)
Credit on funds provided	43,026	4,721	37,680	85,427
Interest spread on funds provided	18,486	155	8,713	27,354
Net interest income (expense)	$56,021	$44,421	$(12,182)	$88,260

Provision for loan losses	$45,263	$106,159	$-	$151,422
Depreciation, amortization and accretion	2,927	1,006	1,832	5,765
Goodwill	320,566	16,872	-	337,438
Segment pretax (loss) profit	(28,275)	(72,662)	(46,336)	(147,273)
Segment assets	6,650,481	4,808,232	1,260,802	12,719,515

	Six Months Ended June 30, 2010
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$183,669	$345,749	$42,818	$572,236
Charge for funds used	(60,122)	(62,471)	(10,176)	(132,769)
Interest spread on funds used	123,547	283,278	32,642	439,467
Interest expense	(62,577)	(13,124)	(31,188)	(106,889)
Credit on funds provided	113,420	9,291	10,058	132,769
Interest spread on funds provided	50,843	(3,833)	(21,130)	25,880
Net interest income (expense)	$174,390	$279,445	$11,512	$465,347

Provision for loan losses	$48,182	$83,495	$-	$131,677
Depreciation, amortization and accretion	(7,952)	(42,744)	2,820	(47,876)
Goodwill	320,566	16,872	-	337,438
Segment pretax (loss) profit	3,987	73,803	18,886	96,676
Segment assets	6,370,531	9,719,021	3,877,769	19,967,321

	Six Months Ended June 30, 2009
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$108,940	$124,398	$57,918	$291,256
Charge for funds used	(31,678)	(32,103)	(108,824)	(172,605)
Interest spread on funds used	77,262	92,295	(50,906)	118,651
Interest expense	(51,548)	(9,262)	(62,505)	(123,315)
Credit on funds provided	84,765	9,321	78,519	172,605
Interest spread on funds provided	33,217	59	16,014	49,290
Net interest income (expense)	$110,479	$92,354	$(34,892)	$167,941

Provision for loan losses	$79,378	$150,044	$-	$229,422
Depreciation, amortization and accretion	6,072	1,887	3,613	11,572
Goodwill	320,566	16,872	-	337,438
Segment pretax (loss) profit	(39,980)	(79,567)	(63,657)	(183,204)
Segment assets	6,650,481	4,808,232	1,260,802	12,719,515

13.	BUSINESS COMBINATIONS

On June 11, 2010 the Bank acquired certain assets and assumed certain liabilities of Washington First International Bank “WFIB” from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and accrued interest on loans for up to 90 days. We refer to the acquired loans and OREO subject to the shared-loss agreements collectively as "covered assets." Under the terms of the shared-loss agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The shared-loss agreements for commercial and single family residential mortgage loans are in effect for 5 years and 10 years, respectively, from the June 11, 2010 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.  A summary of the fair value of assets acquired and liabilities assumed from the FDIC is as follows:

June 11, 2010
(in thousands)
ASSETS
Cash and cash equivalents	$67,186
Investment securities	37,532
Core deposit intangible	3,065
Loans covered by FDIC loss sharing (gross balance $395,156 and shown net of discount of $84,174)	310,982
Loans not covered by FDIC loss sharing	2,869
FDIC indemnification asset	41,131
Other real estate owned covered, net	23,443
Other Assets	6,380
Total assets acquired	$492,588
LIABILITIES
Deposits	395,910
FHLB Advances	65,348
Securities sold under repurchase agreements	1,937
Deferred tax liability	8,189
Other Liabilities	9,917
Total liabilities assumed	$481,301
NET ASSETS ACQUIRED (after-tax gain)	$11,287

The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $51.7 million. In the WFIB acquisition, the book value of net assets transferred to the Bank was $486.3 million. The pre-tax gain of $19.5 million or the after-tax gain of $11.3 million recognized by the Company is considered a bargain purchase transaction under ASC 805 Business Combinations since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as non-interest income in the Company's June 30, 2010 condensed consolidated statements of operations.

The following table presents WFIB’s net interest margin contribution to the Company’s June 30, 2010 results of operations.

WFIB
June 12, 2010 - June 30, 2010
(In thousands)
Interest Income	$1,634
Interest Expense	170
Net Interest Margin	1,464

Unaudited Pro Forma Results of Operations

        The following table presents our unaudited pro forma results of operations for the six-month periods presented as if the WFIB acquisition had been completed on January 1, 2010 and January 1, 2009, respectively. The unaudited pro forma results of operations include the historical accounts of the Company and WFIB and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2010 and 2009, respectively. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	For the six months ended
	(In Thousands)
	2010 Combined	2009 Combined
Revenues (net interest income plus noninterest income)	$252,512	$75,410
Net Earnings (loss)	$33,648	$(124,291)

Net Income (Loss) Per Share after Extraordinary Items:
Basic	$0.17	$(2.57)
Diluted	$0.15	$(2.57)

Note: Extraordinary item only relates to June 2009 EWB desecuritization.

Washington First International Bank was a full service commercial bank headquartered in Seattle, Washington that operated 4 branch locations in the greater Puget Sound Area. We made this acquisition to expand our presence in the Seattle - greater Puget Sound Area. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the June 11, 2010 acquisition date.

14.	SUBSEQUENT EVENTS

Dividend Payout

On July 27, 2010, the Company’s Board of Directors approved the payment of third quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about August 1, 2010 to shareholders of record as of July 15, 2010. Additionally, the Board declared a dividend of $0.01 per share on the Company’s common stock payable on or about August 24, 2010 to shareholders of record as of August 10, 2010.

Loan Sale

In July 2010, the Company entered into a transaction with a third party financial institution to sell $140 million of student loans, which were held for sale as of June 30, 2010.

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

Overview

At June 30, 2010 total assets were $20.0 billion compared to $20.3 billion at March 31, 2010, and $12.7 billion at June 30, 2009. The decrease in total assets quarter over quarter was driven by a use of assets to fund prepayments on FHLB advances of $740.0 million, sales of consumer student loans of $227.3 million and sales of fixed rate investment securities of $208.7 million.

Gross loans receivable at June 30, 2010 totaled $13.7 billion, compared to $13.8 billion at March 31, 2010. Noncovered loan balances decreased $82.7 million during the quarter to $8.5 billion as of June 30, 2010. During the quarter, growth in commercial loans of $84.1 million and single family loans of $71.7 million was offset by decreases in consumer loans resulting from the sale of student loans and paydowns on commercial real estate, construction and land loans.

Covered loans totaled $5.3 billion at June 30, 2010, as compared to $5.2 billion at March 31, 2010. The increase in covered loans was a result of the addition of $311.0 million in loans from the acquisition of Washington First International Bank (“WFIB”), partially offset by a reduction in loan balances from United Commercial Bank.

Deposit balances totaled $14.9 billion at June 30, 2010, compared to $14.6 billion at March 31, 2010. During the quarter East West acquired $395.9 million in deposits from the acquisition of WFIB, reduced brokered deposits by $174.5 million and increased deposits organically by $90.6 million. Total core deposits increased to a record $8.2 billion as of June 30, 2010, or an increase of $444.1 million or 5.7% from March 31, 2010. The average cost of deposits decreased to 0.80% for the second quarter, an improvement of 13 basis points from the first quarter of 2010 and an improvement of 67 basis points from the second quarter of 2009.

During the second quarter of 2010, the Company continued to execute on its strategy to lower borrowing costs, prepaying $740.0 million in FHLB advances with an average cost of 1.72% during the quarter. As of June 30, 2010, FHLB advances totaled $1.0 billion, a decline of $747.4 million or 43% from March 31, 2010. As a result of the prepayments, the Company incurred a prepayment penalty of $3.9 million, net of purchase accounting adjustments recorded, which is included in noninterest expense. The average cost of funds decreased to 1.17% for the second quarter of 2010, down 11 basis points from the first quarter of 2010 and down 95 basis points from the second quarter of 2009.

The Company acquired the banking operations of Seattle-based WFIB in a purchase and assumption agreement with the FDIC on June 11, 2010. The Company acquired total assets with a fair value of $492.6 million, including $313.9 million of loans (net of purchase accounting adjustments) and assumed $395.9 million in deposits.

The Bank remains committed to maintaining strong capital levels that exceed regulatory requirements. As of the end of the second quarter of 2010, our Tier 1 leverage capital ratio increased to 10.5%, Tier 1 risk-based capital ratio totaled 18.9% and the total risk-based capital ratio totaled 20.8%. The Bank exceeds well capitalized requirements for all regulatory guidelines by over $1.0 billion.

Despite a prolonged and challenging low interest rate environment, net interest income has remained stable. The Company has grown low cost core deposits, reducing the cost of deposits to 0.80% for the second quarter of 2010, down from 0.93% in the first quarter of 2010. Further, the Company prepaid higher-cost FHLB advances, improving the cost of funds.

Total net interest income for quarter ended June 30, 2010 and March 31, 2010 is $203.6 million and $261.7 million. These amounts include discount accretion on early payoffs and recoveries on covered loans of $29.8 million in the second quarter of 2010, compared to $81.3 million in the first quarter of 2010. Excluding the impact of discount accretion, the net interest margin was 3.98% for the second quarter of 2010, compared to 4.02% in the prior quarter and an increase of 1% from the second quarter of 2009.

The adjustments to net interest income are summarized in the table below:

	Three Months Ended
	June 30, 2010		March 31, 2010
	Interest	Yield	Interest	Yield
	(Dollars in thousands)

Net interest income and net interest margin	$203,623	4.66%	$261,724	5.92%
Less yield adjustment related to:
Covered loan disposition and recoveries	29,755		81,343
Repurchase agreement termination gain	-		2,536
Total yield adjustments	29,755		83,879

Net interest income and net interest margin, excluding yield adjustment	$173,868	3.98%	$177,845	4.02%

Noninterest income for the second quarter totaled $35.7 million, compared to a loss of $8.5 million in the first quarter of 2010, and a loss of $26.2 million in the second quarter of 2009. The loss in the first quarter was primarily due to a $43.6 million decrease in the FDIC indemnification asset and receivable compared to a $9.4 million decrease in the second quarter of 2010. The decreases in the FDIC indemnification asset and receivable in both the first and second quarters are primarily due to early payoffs on covered loans, resulting in a net reduction in the FDIC indemnification asset and receivable. The loss in the second quarter of 2009 was primarily due to impairment losses on investment securities of $37.4 compared to $4.6 million of impairment losses in the second quarter of 2010.

During the second quarter we sold $227.3 million in student loans and $208.7 million in fixed rate investment securities at gains of $8.1 million and $5.8 million, respectively. Noninterest income for the second quarter also included a pre-tax gain of $19.5 million, or an after-tax gain of $11.3 million as a result of the acquisition of WFIB.

During the second quarter we recorded impairment losses on investment securities totaling $4.6 million, of which $2.4 million was recorded on pooled trust preferred securities and $2.0 million was recorded on agency preferred stock. As of June 30, 2010, the agency preferred stock was written down to zero.

As compared to the second quarter of 2009, branch fees increased by $3.2 million or 65%, letters of credit fees and commissions increased $935 thousand or 48%, and ancillary loan fees increased $1.0 million or 75%, primarily due to the acquisition of UCB. Excluding the impact of the decrease in the FDIC indemnification asset and receivable, gains on sales of investment securities and loans, gain on acquisition, and impairment charges on investment securities, noninterest income for the second quarter totaled $16.4 million, a $6.8 million or a 71% increase as compared to the second quarter of 2009. Although a non-GAAP measure, a reconciliation of our noninterest income to adjusted noninterest income is as follows:

	Three Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009
	(In thousands)

Noninterest income (loss)	$35,685	$(8,451)	$(26,199)
Add:
Impairment loss on investment securities	4,642	4,799	37,447
Decrease in FDIC indemnification asset and receivable	9,424	43,572	-
Subtract:
Net gain on sale of investment securities	(5,847)	(16,111)	(1,680)
Net gain on sale of loans	(8,073)	-	-
Gain on acquisition	(19,476)	(8,095)	-
Adjusted noninterest income	$16,355	$15,714	$9,568

Noninterest expense totaled $125.3 million for the second quarter of 2010 compared to $138.9 million for the first quarter of 2010. Second quarter noninterest expense includes $28.7 million of expenses that are either not expected to be ongoing expenses in future quarters or are reimbursable from the FDIC, as detailed in the table below:

Quarter Ended
June 30, 2010
Noninterest Expense:	$125,318
Prepayment penalty for FHLB advances	3,900
Expenses related to the integration of UCB	3,602

Expenses for UCB covered assets, reimbursable from the FDIC:
Gain/loss on OREO expenses	12,913
Loan related expenses	4,062
Legal expenses	2,128
Total reimbursable expenses on covered assets	19,103
Noninterest expense excluding prepayment penalty on FHLB advances, integration costs related to the acqusition of UCB, and reimbursable expenses	$98,713

Included in noninterest expense are integration expenses of $3.6 million, of which $1.5 million is related to severance costs. In addition, under the loss share agreement with the FDIC, 80% of eligible expenses on covered assets are reimbursable from the FDIC. In the second quarter, we incurred $23.9 million in expenses on covered loans and REO assets, 80%, or $19.1 million of which we expect to be reimbursed by the FDIC, which is included in noninterest income. As discussed above, the Company also prepaid $740.0 million in FHLB advances and paid a prepayment penalty of $3.9 million.

Results of Operations

Net income for the second quarter of 2010 totaled $36.3 million, compared with a net loss after the extraordinary item of $92.1 million for the second quarter of 2009. On a per diluted share basis, net income (loss) was $0.21 and $(1.83) for the second quarters of 2010 and 2009, respectively. Our annualized return on average total assets increased to 0.73% for the quarter ended June 30, 2010, from (2.92)% for the same period in 2009. The annualized return on average common stockholders’ equity increased to 6.26% for the second quarter of 2010, compared with (43.81)% for the second quarter of 2009.

Components of Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)

Net interest income	$203.6	$88.3	$465.3	$167.9
Provision for loan losses	(55.3)	(151.4)	(131.7)	(229.4)
Noninterest income (loss)	35.7	(26.2)	27.2	(12.4)
Noninterest expense	(125.3)	(57.9)	(264.1)	(109.3)
(Provision) benefit for income taxes	(22.4)	60.5	(35.4)	74.0
Net income (loss) before extraordinary item	$36.3	$(86.7)	$61.3	$(109.2)
Impact of desecuritization, net of tax	-	(5.4)		(5.4)
Net income (loss) after extraordinary item	$36.3	$(92.1)	$61.3	$(114.6)

Annualized return on average total assets	0.73%	(2.92)%	0.61%	(1.82)%
Annualized return on average total equity	6.29%	(24.07)%	5.32%	(14.92)%
Annualized return on average common equity	6.26%	(43.81)%	5.55%	(27.66)%

Net Interest Income

Our primary source of revenue is net interest income which is $203.6 million and $465.3 million for the three and six months ended, respectively. Net interest income is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the second quarter of 2010 totaled $203.6 million, a 131% increase over net interest income of $88.3 million for the same period in 2009.

Net interest margin, defined as net interest income divided by average interest earning assets, increased 100 basis points to 3.98% during the quarter ended June 30, 2010, from 2.98% during the second quarter of 2009. The increase in the net interest margin is primarily due to a yield adjustment related to the $29.8 million of discount accretion on early payoffs and recoveries on covered assets .

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(In thousands)
ASSETS
Interest-earning assets:
Short-term investments and interest bearing deposits in other banks	$948,361	$1,502	0.64%	$876,386	$2,509	1.15%
Securities purchased under resale agreements	455,743	2,630	2.31%	51,374	1,292	9.95%
Investment securities held-to-maturity:
Taxable	-	-	-	769,432	11,883	6.18%
Tax-exempt (2)(3)	-	-	-	22,777	374	6.57%
Investment securities available-for-sale:
Taxable	2,202,676	14,741	2.68%	1,820,789	18,183	4.01%
Tax-exempt (2)(3)	-	-		-	-	-
Loans receivable	8,556,680	116,916	5.48%	8,244,850	111,669	5.43%
Loans receivable - covered	5,137,863	116,867	9.12%	-	-	-
FHLB and FRB stock	224,473	877	1.57%	123,514	545	1.76%
Total interest-earning assets	17,525,796	$253,533	5.80%	11,909,122	$146,455	4.93%

Noninterest-earning assets:
Cash and due from banks	603,907			113,853
Allowance for loan losses	(255,904)			(198,802)
Other assets	2,012,470			794,849
Total assets	$19,886,269			$12,619,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$663,936	$527	0.32%	$356,756	$324	0.36%
Money market accounts	3,968,293	8,336	0.84%	1,822,470	6,140	1.35%
Savings deposits	961,374	1,274	0.53%	415,828	659	0.64%
Time deposits	6,714,972	18,995	1.13%	4,548,935	23,767	2.10%
FHLB advances	1,238,400	6,175	2.00%	1,273,640	13,142	4.14%
Securities sold under repurchase agreements	1,042,305	12,045	4.64%	1,006,614	12,004	4.72%
Subordinated debt and trust preferred securities	235,570	1,591	2.71%	235,570	2,034	3.42%
Other borrowings	49,785	967	7.79%	4,849	3	0.24%
Total interest-bearing liabilities	14,874,635	$49,910	1.35%	9,664,662	$58,073	2.41%

Noninterest-bearing liabilities:
Demand deposits	2,300,228			1,300,676
Other liabilities	400,783			123,431
Stockholders' equity	2,310,623			1,530,253
Total liabilities and stockholders' equity	$19,886,269			$12,619,022
Interest rate spread			4.45%			2.52%

Net interest income and net interest margin		$203,623	4.66%		$88,382	2.98%

(1)	Annualized.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)
There is no total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale for the three months ended June 30, 2009 and 2010.  Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $252 thousand and 4.43% for the three months ended June 30, 2009.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(In thousands)
ASSETS
Interest-earning assets:
Short-term investments and interest bearing deposits in other banks	$1,119,912	$5,043	0.91%	$804,379	$5,485	1.38%
Securities purchased under resale agreements	358,074	8,893	5.01%	50,691	2,542	9.97%
Investment securities held-to-maturity:
Taxable	-	-		588,646	18,578	6.31%
Tax-exempt (2)(3)	-	-		19,726	651	6.60%
Investment securities available-for-sale:
Taxable	2,191,057	34,888	3.21%	2,050,106	40,676	4.00%
Tax-exempt (2)(3)	3,265	43	2.63%	-	-	-
Loans receivable	8,582,214	238,944	5.61%	8,221,143	222,485	5.46%
Loans receivable - covered	5,256,293	282,783	10.85%	-	-	-
FHLB and FRB stock	223,097	1,656	1.50%	121,786	1,051	1.73%
Total interest-earning assets	17,733,912	$572,250	6.51%	11,856,477	$291,468	4.96%

Noninterest-earning assets:
Cash and due from banks	485,965			18,351
Allowance for loan losses	(254,700)			(192,465)
Other assets	2,195,865			775,633
Total assets	$20,161,042			$12,457,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$651,655	$1,141	0.35%	$358,492	$717	0.40%
Money market accounts	3,716,606	16,302	0.88%	1,655,476	11,834	1.44%
Savings deposits	976,695	2,416	0.50%	413,046	1,361	0.66%
Time deposits	7,013,720	42,721	1.23%	4,681,241	54,051	2.33%
FHLB advances	1,634,910	15,180	1.87%	1,279,323	27,019	4.26%
Securities sold under repurchase agreements	1,035,539	24,586	4.79%	1,002,621	23,876	4.74%
Subordinated debt and trust preferred securities	235,570	3,138	2.69%	235,570	4,451	3.76%
Other borrowings	74,893	1,405	3.78%	3,653	6	0.33%
Total interest-bearing liabilities	15,339,588	$106,889	1.41%	9,629,422	$123,315	2.58%

Noninterest-bearing liabilities:
Demand deposits	2,260,847			1,270,716
Other liabilities	258,399			122,326
Stockholders' equity	2,302,208			1,535,532
Total liabilities and stockholders' equity	$20,161,042			$12,557,996
Interest rate spread			5.10%			2.38%

Net interest income and net interest margin		$465,361	5.29%		$168,153	2.86%

(1)	Annualized.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)
Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $29 thousand and 1.78% for the six months ended June 30, 2010, respectively, and none for the six months ended June 30, 2009.  There is no total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity for six months ended June 30, 2010.  Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $439 thousand and 4.45% for the three months ended June 30, 2009.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 vs. 2009			2010 vs. 2009
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)			(In thousands)
INTEREST-EARNING ASSETS
Short-term investments and interest bearing deposits in other banks	$(1,007)	$192	$(1,199)	$(442)	$1,760	$(2,202)
Securities purchased under resale agreements	1,338	3,032	(1,694)	6,351	8,232	(1,881)
Investment securities held-to-maturity:
Taxable	(11,883)	(11,883)	-	(18,578)	(18,578)	-
Tax-exempt	(374)	(374)	-	(651)	(651)	-
Investment securities available-for-sale:
Taxable	(3,442)	3,341	(6,783)	(5,788)	2,718	(8,506)
Tax-exempt	-	-	-	43	43	-
Loans receivable	5,247	4,254	993	16,459	9,941	6,518
Loans receivable - covered	116,867	116,867	-	282,783	282,783	-
FHLB and FRB stock	332	401	(69)	605	770	(165)
Total interest and dividend income	107,078	115,830	(8,752)	280,782	287,018	(6,236)

INTEREST-BEARING LIABILITIES
Checking accounts	203	248	(45)	424	523	(99)
Money market accounts	2,196	5,167	(2,971)	4,468	10,389	(5,921)
Savings deposits	615	739	(124)	1,055	1,466	(411)
Time deposits	(4,772)	8,673	(13,445)	(11,330)	20,400	(31,730)
Federal funds purchased	(3)	(1)	(2)	(6)	(3)	(3)
FHLB advances	(6,967)	(354)	(6,613)	(11,839)	6,115	(17,954)
Securities sold under repurchase agreements	41	419	(378)	710	782	(72)
Subordinated debt and trust preferred securities	(443)	-	(443)	(1,313)	-	(1,313)
Other borrowings	967	967	-	1,405	1,405	-
Total interest expense	(8,163)	15,858	(24,021)	(16,426)	41,077	(57,503)

CHANGE IN NET INTEREST INCOME	$115,241	$99,972	$15,269	$297,208	$245,941	$51,267
(1)	Change in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

We recorded $55.3 million and $131.7 million in provisions for loan losses during the second quarter and first half of 2010. In comparison, we recorded $151.4 million and $229.4 million in provisions for loan losses during the second quarter and first half of 2009, respectively. The Company recorded $55.2 million and $119.1 million in net chargeoffs during the second quarter and first half of 2010, compared to $133.9 million and $193.4 million in net chargeoffs recorded during the second quarter and first half of 2009. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Throughout the course of 2009 and the first half of 2010, we have actively reduced exposure to land and construction loans, reducing both outstanding loan balances as well as total commitments.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income (Loss)

The following table sets forth the various components of noninterest income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Noninterest income (loss):
Decrease in FDIC indemnification asset and receivable	$(9,424)	$-	$(52,996)	$-
Net impairment loss on investment securities recognized in earnings	(4,642)	(37,447)	(9,441)	(37,647)
Gain on acquisitions	19,476	-	27,571	-
Net gain on sale of investment securities	5,847	1,680	21,958	5,201
Branch fees	8,219	4,991	16,977	9,784
Net gain on sale of loans	8,073	3	8,073	11
Letters of credit fees and commissions	2,865	1,930	5,605	3,784
Ancillary loan fees	2,369	1,356	4,058	3,585
Income from life insurance policies	1,101	1,096	2,206	2,179
Other operating income	1,801	192	3,223	698
Total noninterest income (loss)	$35,685	$(26,199)	$27,234	$(12,405)

Noninterest income (loss) includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and other assets, impairment losses on investment securities and other assets, and other noninterest-related revenues.

We recorded noninterest income of $35.7 million for the three months ended June 30, 2010, an increase of $61.9 million, compared to the noninterest loss of $(26.2) million recorded for the same period in 2009. For the first half of 2010, noninterest income totaled $27.2 million, compared to the noninterest loss of $(12.4) million recorded during the first half of 2009. The increases in noninterest income for both periods in 2010 are due to lower impairment losses on investments securities in the current periods as compared to 2009, bargain purchase gains related to the acquisitions of WFIB and UCB, increases in branch fees, net gain on sale of investment securities and net gain on sale of loans, partially offset by a decrease in FDIC indemnification asset and receivable.

For the three and six months ended June 30, 2010, decreases of $9.4 million and $53.0 million, respectively, in the FDIC indemnification asset and receivable were related to early payoffs on covered loans. In the first quarter of 2010, prepayments on covered loans were greater than anticipated.

For the three and six months ended June 30, 2010, net impairment loss on investment securities recognized in earnings was $4.6 million and $9.4 million, respectively, compared to $37.4 million and $37.6 million for the three and six months ended June 30, 2009, respectively. Of the $4.6 million net impairment loss for the second quarter of 2010, $2.4 million was recorded on pooled trust preferred securities and $2.0 million related to agency preferred stock. As of June 30, 2010, the fair value of those pooled trust preferred securities was written down to $1.6 million and the agency preferred stock was written down to zero.

For the three and six months ended June 30, 2010, we also recorded bargain purchase gains of $19.5 million and $27.6 million, respectively, related to the acquisitions of WFIB and UCB.

During the second quarter of 2010, the net gain on sale of investment securities increased to $5.8 million, compared to $1.7 million recorded during the second quarter of 2009. During the first six months of 2010, the net gain on sale of investment securities increased to $22.0 million, compared to $5.2 million recorded during the same period in 2009. Proceeds from the sale on investment securities provide additional liquidity to purchase additional investment securities, to fund loan originations, and to pay down borrowings.

Branch fees, which represent revenues derived from branch operations, increased $3.2 million, or 64%, to $8.2 million in the second quarter of 2010, compared to $5.0 million for the same quarter in 2009, and increased $7.2 million, or 74%, to $17.0 million for the first six months of 2010, compared to $9.8 million during the same period in 2009. The increases in branch-related fees for both periods are attributed to the additional branches acquired through both the WFIB and UCB acquisitions.

For both the three and six months ended June 30, 2010, the net gain on sale of loans was $8.1 million.  For the remainder of the loans the Company’s intent is to hold loans as investments.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Noninterest expense:
Compensation and employee benefits	$41,579	$16,509	$92,358	$33,617
Other real estate owned expense	20,983	8,682	38,995	15,713
Occupancy and equipment expense	13,115	6,297	25,059	13,688
Deposit insurance premiums and regulatory assessments	4,528	9,568	16,109	12,893
Prepayment penalty for FHLB advances	3,900	-	13,832	-
Legal expense	6,183	1,755	9,090	3,533
Loan related expenses	5,254	1,642	8,251	3,077
Amortization of premiums on deposits acquired	3,310	1,092	6,694	2,217
Amortization of investments in affordable housing partnerships	2,638	1,652	5,675	3,412
Data processing	3,046	1,141	5,528	2,283
Consulting expense	1,919	672	4,060	1,120
Deposit-related expenses	1,133	1,014	2,142	1,915
Other operating expenses	17,730	7,888	36,435	15,850
Total noninterest expense	$125,318	$57,912	$264,228	$109,318

Efficiency ratio (1)	56.56%	55.12%	57.52%	53.51%

(1)
Represents noninterest expense, excluding amortization of premiums on deposits acquired, amortization of investments in affordable housing partnerships and prepayment penalty for Federal Home Loan Bank advances, divided by the aggregate of net interest income before provision for loan losses, excluding non-recurring adjustments, and noninterest income, excluding net impairment loss on investment securities recognized in earnings, decrease in FDIC indemnification asset and receivable, and gain on acquisitions.

Noninterest expense, which is comprised primarily of compensation and employee benefits, other real estate owned expense, occupancy and equipment expense, and other operating expenses, increased $67.4 million, or 116%, to $125.3 million during the second quarter of 2010, compared to $57.9 million for the same quarter in 2009, and increased $154.9 million, or 142%, to $264.2 million, compared to $109.3 million during the same period in 2009.

Noninterest expense for the three and six months ended June 30, 2010 included integration costs related to acquisitions totaling $3.6 million and $13.5 million, respectively, which is comprised of compensation and employee benefits, primarily severance, of $1.5 million and $7.7 million, respectively, and other integration expenses, primarily consultant and legal fees, of $2.1 million and $5.8 million, respectively.

Under the loss share agreement with the FDIC, 80% of eligible expenses on covered assets are reimbursable from the FDIC. Noninterest expense for the three and six months ended June 30, 2010 included reimbursable expenses totaling $21.2 million and $32.3 million, respectively, which is comprised of other real estate owned expense of $15.3 million and $26.4 million, respectively, loan related expense of $4.1 million for both periods, and legal expenses of $1.9 million for both periods.

Compensation and employee benefits increased $25.1 million, or 152%, to $41.6 million for the three months ended June 30, 2010, compared to $16.5 million for the same period in 2009, and increased $58.8 million, or 175%, to $92.4 million for the six months ended June 30, 2010, compared to $33.6 million for the same period in 2009. The increases for both periods were primarily due to the acquisitions of UCB in November 2009 and, to a lesser extent, the acquisition of WFIB in June 2010.

We recorded OREO expenses, net of OREO revenues and gains, totaling $21.0 million (including $15.3 million reimburseable from the FDIC) during the three months ended June 30, 2010, compared with $8.7 million during the same period in 2009. For the first half of 2010, net OREO expenses increased to $39.0 million (including $26.4 million reimburseable from the FDIC), compared with $15.7 million in net OREO expenses during the first half of 2009. The $21.0 million in net OREO expenses incurred during the second quarter of 2010 is comprised of $4.3 million in various operating and maintenance expenses related to our higher volume of OREO properties, $15.5 million in valuation losses and $1.2 million in net losses from the sale of OREO properties consummated during the second quarter of 2010. The $39.0 million in net OREO expenses incurred during the first half of 2010 is comprised of $6.4 million in various operating and maintenance expenses related to our higher volume of OREO properties, $28.8 million in valuation losses, and $3.8 million in net losses from the sale of OREO properties consummated during the first half of 2010. As of June 30, 2010, total OREO amounted to $130.6 million, compared to $58.1 million as of December 31, 2009.

Deposit insurance premiums and regulatory assessments decreased $5.1 million, or 53%, to $4.5 million for the three months ended June 30, 2010, compared to $9.6 million during the same period in 2009. For the first half of 2010, deposit insurance premiums and regulatory assessments increased $3.2 million, or 25%, to $16.1 million, compared to $12.9 million for the same period in 2009. The decrease in deposit insurance premiums and regulatory assessments during the second quarter of 2010 is primarily due to a $5.7 million special assessment in the second quarter of 2009 that was imposed on each insured depository institution to maintain public confidence in the federal deposit insurance system. The increase in deposit insurance premiums and regulatory assessments for the first half of 2010 compared to the same period in 2009 is primarily due to the increase in the FDIC deposit assessment rate from 2009 to 2010 due to the assumption of deposit balances resulting from the UCB acquisition.

During the three and six months ended June 30, 2010, we prepaid $740.0 million and $1.12 billion, in FHLB advances and paid prepayment penalties of $3.9 million and $13.8 million, respectively. These prepayments were part of our strategy to lower borrowing costs.

Amortization of premiums on deposits acquired increased $2.2 million to $3.3 million for the three months ended June 30, 2010, compared with $1.1 million during the same period in 2009. For the first half of 2010, amortization of premiums on deposits increased $4.5 million to $6.7 million, compared with $2.2 million during the same period in 2009. The increase is due to the premiums on deposits acquired resulting from the WFIB and UCB acquisitions. The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in our current asset liability model. Premiums on deposits acquired are amortized over the estimated useful lives of the related deposits.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees and charitable contributions. Other operating expenses increased $9.8 million, or 125%, to $17.7 million for the three months ended June 30, 2010, compared with $7.9 million during the same period in 2009. This is primarily a result of the acquisitions of WFIB and UCB. Other operating expenses increased $20.6 million, or 130%, to $36.4 million for the first half of 2010, compared with $15.9 million for the same period in 2009.

Our efficiency ratio increased to 56.56% for the three months ended June 30, 2010, compared to 55.12% for the corresponding period in 2009. For the first half of 2010, the efficiency ratio was 57.52%, compared to 53.51% for the same period in 2009. The increase in our efficiency ratio during both periods of 2010 can be attributed to higher operating expenses, primarily related to the both acquisitions.

Income Taxes

The provision for income taxes was $22.4 million for the second quarter of 2010, representing an effective tax provision rate of 38.1%, compared to an income tax benefit of $60.5 million for the same period in 2009, representing an effective tax benefit rate of 41.1%. Included in the income tax recognized during the second quarter of 2010 and 2009 are $2.9 million and $1.6 million, respectively, in tax credits generated from our investments in affordable housing partnerships.

For the first half of 2010, the provision for income taxes was $35.4 million representing an effective tax provision rate of 36.6%, compared to an income tax benefit of $74.0 million for the same period in 2009, representing an effective tax benefit rate of 40.4%.

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

The Company adopted the provisions of ASC 740 (previously FIN 48) on January 1, 2007. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with this standard.

As of June 30, 2010, the Company had a net deferred tax liability of $36.4 million. The Company anticipates that the deferred tax assets will reverse in future periods such that the resulting tax deductions will be offset with taxable income resulting from the reversal of existing taxable temporary differences. One of the deferred tax assets is a capital loss carryforward of approximately $19 million. For tax purposes, capital losses can only be utilized to the extent that capital gains are available for offset. Capital losses may be carried back to the three years preceding the loss and carried forward for five years. Based on capital gains available in the carryback period and capital gains that are available through the utilization of available tax planning strategies, the Company expects to fully utilize the portion of the deferred tax asset relating to capital losses.

Operating Segment Results

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting:  1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions met the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incur expenses and whose operating results are regularly reviewed by the Company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices. Furthermore, the Company’s Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including Treasury activities and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

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

Retail Banking

The Retail Banking segment reported pretax income of $15.0 million for the three months ended June 30, 2010, compared to a $28.3 million pretax loss for the same quarter in 2009. The higher pretax income for this segment during the second quarter of 2010 is comprised of a $35.0 million increase in net interest income and a $23.2 million decrease in provision for loan losses, partially offset by a $27.9 million increase in noninterest expense. For the six months ended June 30, 2010, the Retail Banking segment reported pretax income of $4.0 million, compared to a pretax loss of $40.0 million recorded for the same period in 2009. The increases in net interest income during the second quarter and first half of 2010 are attributable to the increase in total loans receivable resulting from the UCB acquisition. The decrease in loan loss provisions for this segment during the second quarter of 2010 and first half of 2010, relative to the same periods in 2009, were due to decreased charge-off activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment increased $15.8 million to $23.0 million for the three months ended June 30, 2010, compared to $7.3 million recorded during the same period in 2009. For the first half of 2010, noninterest income for this segment increased $16.3 million to $30.8 million, compared to $14.5 million for the same period in 2009. The increase in noninterest income for the second quarter and first half of 2010 is primarily due to an increase in branch-related fees, gain on sale of student loans, and gain from business combination.

Noninterest expense for this segment increased $27.9 million, or 74%, to $65.4 million during the second quarter of 2010, compared with $37.5 million recorded during the second quarter of 2009. For the first half of 2010, noninterest expense for this segment increased $56.8 million, or 83%, to $125.1 million, from $68.3 million for the same period in 2009. The increase in noninterest expense for the second quarter and first half of 2010 is primarily due to an increase in compensation and employee benefits, occupancy expenses, amortization of premiums on deposits acquired and OREO and legal expenses.

Commercial Banking

The Commercial Banking segment reported pretax income of $33.3 million during the three months ended June 30, 2010, compared with a pretax loss of $72.7 million for the same period in 2009. For the first six months of 2010, this segment reported pretax income of $73.8 million, compared to a pretax loss of $79.6 million recorded during the same period in 2009. The primary driver of the increase in pretax income for this segment is due to a significant increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income for this segment increased $64.6 million to $109.0 million for the three months ended June 30, 2010, compared to $44.4 million for the same period in 2009. For the first six months of 2010, net interest income for this segment increased $187.1 million to $279.4 million, compared to $92.4 million recorded during the same period in 2009. The increase in net interest income is primarily due to a significant increase in interest income as a result of the increase in total loans receivable.

Noninterest income for this segment increased $6.1 million to $11.3 million during the second quarter of 2010, compared with $5.2 million noninterest income recorded in the same quarter of 2009. For the first half of 2010, noninterest income (loss) decreased $36.3 million to ($25.8) million, compared to $10.5 million for the same period in 2009. The decrease in noninterest income is primarily due to the decrease in FDIC indemnification asset and receivable, offset by the gain on business combination.

Noninterest expense for this segment increased $35.5 million to $48.2 million during the three months ended June 30, 2010, compared with $12.8 million recorded during the same quarter in 2009. For the first half of 2010, noninterest expense for this segment increased $52.8 million to $78.7 million, compared to $25.9 million for the same period in 2009. The increase in noninterest expense is primarily due to an increase in compensation and employee benefits, occupancy expenses, and loan, legal, and OREO related expenses.

Other

The Other segment reported pretax income of $10.4 million during the three months ended June 30, 2010, compared with a pretax loss of $46.3 million recorded in the same quarter of 2009. For the first six months of 2010, this segment reported pretax income of $18.9 million, compared to a pretax loss of $63.7 million recorded during the same period in 2009. The primary drivers of the increase in pretax income for this segment is due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income for this segment increased $15.8 million to $3.6 million for the three months ended June 30, 2010, compared to net interest loss of $12.2 million recorded in the same quarter of 2009. For the first six months of 2010, net interest income for this segment increased $46.4 million to $11.5 million, compared with net interest loss of $34.9 million recorded during the same period in 2009. Since this segment includes the treasury function, which is responsible for liquidity and interest rate risk management, it bears the cost of adverse movements in interest rates affecting our net interest margin and supports the Retail Banking and Commercial Banking segments through funds transfer pricing.

Noninterest income for this segment increased $40.0 million to $1.4 million during the three months ended June 30, 2010, compared with $38.7 million noninterest loss recorded in the same quarter of 2009. For the first half of 2010 noninterest income increased $59.6 million to $22.3 million, compared with $37.4 million noninterest loss for the same period in 2010. The increase in noninterest income is primarily due to an increase in the net gain on sale of investment securities available-for-sale and a lower impairment loss on investment securities.

Noninterest expense for this segment increased $4.1 million to $11.7 million for the three months ended June 30, 2010, compared with $7.6 million during the same quarter in 2009. For the first half of 2010, noninterest expense for this segment increased $45.3 million to $60.5 million, compared with $15.1 million for the same period in 2009. The increase is primarily due to salary expenses and prepayment penalty on FHLB advances.

BUSINESS COMBINATIONS

On June 11, 2010 the Bank acquired certain assets and assumed certain liabilities of Washington First International Bank from the FDIC in an FDIC-assisted transaction. A summary of the fair value of assets acquired and liabilities assumed from the FDIC is as follows:

June 11, 2010
(in thousands)
ASSETS
Cash and cash equivalents	$67,186
Investment securities	37,532
Core deposit intangible	3,065
Loans covered by FDIC loss sharing (gross balance $395,156 and shown net of discount of $84,174)	310,982
Loans not covered by FDIC loss sharing	2,869
FDIC indemnification asset	41,131
Other real estate owned covered, net	23,443
Other Assets	6,380
Total assets acquired	$492,588
LIABILITIES
Deposits	395,910
FHLB Advances	65,348
Securities sold under repurchase agreements	1,937
Deferred tax liability	8,189
Other Liabilities	9,917
Total liabilities assumed	$481,301
NET ASSETS ACQUIRED (after-tax gain)	$11,287

For complete discussion and disclosures see footnote 13.

FINANCIAL CONDITION

Total assets decreased $601.7 million, or 2.9%, to $20.0 billion as of June 30, 2010, compared to $20.6 billion as of December 31, 2009. The decrease in total assets is due to decreases in covered loans totaling $322.7 million, investment securities available-for-sale totaling $487.1 million and FDIC indemnification asset totaling $144.8 million, partially offset by an increase in cash and cash equivalents totaling $350.8 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements increased $2.6 million, or 1%, to $230.0 million as of June 30, 2010, compared with $227.4 million as of December 31, 2009. The increase reflects an additional resale agreement for $300.0 million entered into during 2010, partially offset by the early termination of two resale agreements totaling $150.0 million with a gain of $2.5 million.

Purchases of resale agreements are overcollateralized to ensure against unfavorable market price movements. We monitor the market value of the underlying securities that collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, our counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Investment Securities

Income from investing activities provides a significant portion of our total income.  We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk.  Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored and other mortgage-backed securities, municipal securities, corporate debt securities, foreign issued debt, and U.S. Government sponsored enterprise equity securities.  We classify certain investment securities as held-to-maturity, and accordingly, these securities are recorded based on their amortized cost.  We also classify certain investments as available-for-sale, and accordingly, these securities are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity.

We did not have any investment securities held-to-maturity as of June 30, 2010 and December 31, 2009.

Total investment securities available-for-sale decreased 19% to $2.08 billion as of June 30, 2010, compared with $2.56 billion at December 31, 2009.  Total repayments/maturities and proceeds from sales of investment securities amounted to $1.57 billion and $863.6 million, respectively, during the six months ended June 30, 2010. We recorded net gains on sales of investment securities totaling $5.8 million and $1.7 million during the second quarter of 2010 and 2009, respectively.  For the first half of 2010, we recorded net gains on sales of investment securities totaling $22.0 million, compared with $5.2 million during the first half of 2009.

A portion of the proceeds from repayments, maturities, sales, and redemptions of investment securities were applied towards additional investment securities purchases totaling $1.90 billion.

At June 30, 2010, investment securities available-for-sale securities with an aggregate par value of $2.12 billion were pledged to secure public deposits, repurchase agreements, the FRB discount window, and other purposes required or permitted by law.

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

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available-for-sale portfolio at June 30, 2010.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of June 30, 2010
Available-for-sale
U.S. Treasury securities	$33,489	0.44%	$22,378	1.96%	$-	-	$-	-	$-	-	$55,867	1.04%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	696,809	1.78%	188,646	1.26%	-	-	23,028	2.91%	-	-	908,483	1.70%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	-	-	2,023	6.50%	8,705	4.12%	14,911	4.39%	-	-	25,639	4.46%
Residential mortgage-backed securities	1,840	-	-	-	28,307	4.81%	362,996	5.03%	-	-	393,143	4.99%
Municipal securities	3,007	2.51%	2,504	1.21%	-	-	-	-	-	-	5,511	1.92%
Other residential mortgage-backed securities:
Investment grade	-	-	-	-	-	-	-	-	-	-	-	-
Non-investment grade	-	-	-	-	-	-	12,506	6.39%	-	-	12,506	6.39%
Corporate debt securities:
Investment grade	328,470	2.54%	224,505	3.60%	78,976	3.65%	5,077	9.70%	-	-	637,028	3.09%
Non-investment grade	8,506	8.56%	2,060	9.97%	-	-	19,291	4.05%	-	-	29,857	5.29%
U.S. Government sponsored enterprise equity securities	-	-	-	-	-	-	-	-	-	-	-	-
Debt issued by foreign governments	2,560	0.27%	3,462	1.01%	1,692	4.64%	-	-	-	-	7,714	1.47%
Other securities	-	-	1,263	4.87%	-	-	-	-	-	-	1,263	4.87%
Total investment securities available-for-sale	$1,074,681		$446,841		$117,680		$437,809		$-		$2,077,011

For complete discussion and disclosure see footnote 5.

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the WFIB Acquisition on June 11, 2010 and in the UCB Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements (the “shared-loss agreement”) with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by United Commercial Bank, excluding the loans originated by United Commercial Bank in China under its United Commercial Bank China (Limited) subsidiary. The Company will share in the losses, which begins with the first dollar of loss incurred, on the loan pools (including single family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned), covered (“covered assets”) under the shared-loss agreement.

Pursuant to the terms of the shared-loss agreement, the FDIC is obligated to reimburse the Company 80% of eligible losses for both WFIB and UCB with respect to covered assets. For the UCB covered assets the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion with respect to covered assets. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. For both shared-loss agreements for commercial and single family residential mortgage loans are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

See complete discussion and disclosure at footnote 6

FDIC Indemnification Asset

For the three and six months ended June 30, 2010, the Company recorded $10.6 million and $22.1 million, respectively, of accretion into income. Additionally, because of the high prepayment and removals activity during this timeframe, the Company reduced the FDIC indemnification asset by $85.7 million and $208.0 million for the three and six months, respectively, ended June 30, 2010, and recorded the adjustment to noninterest (loss) income. Due to the acquisition of WFIB in the second quarter of 2010, $41.1 million of additional FDIC indemnification asset was recorded.

             See complete discussion and disclosure at footnote 6

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single family loans, residential multifamily loans, commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Net non-covered loans receivable decreased $68.7 million, or 0.83%, to $8.18 billion at June 30, 2010, relative to December 31, 2009. During the second quarter of 2010, the Company sold $227.3 million of student loans resulting in an $8.1 million gain.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential single family	$1,032,915	12.4%	$930,392	10.9%
Residential multifamily	985,194	11.8%	1,022,383	12.0%
Commercial and industrial real estate, land	3,785,585	45.5%	3,964,622	46.6%
Construction	351,169	4.2%	455,142	5.4%
Total real estate loans	6,154,863	73.9%	6,372,539	74.9%

Other loans:
Commercial business	1,296,899	15.6%	1,283,182	15.1%
Trade finance	231,964	2.8%	220,528	2.6%
Automobile	5,537	0.1%	6,817	0.1%
Student loans	396,059	4.8%	395,151	4.7%
Other consumer	229,662	2.8%	222,816	2.6%
Total other loans	2,160,121	26.1%	2,128,494	25.1%
Total gross loans	8,314,984	100.0%	8,501,033	100.0%

Unearned fees, premiums,
and discounts, net	(46,714)		(43,529)
Allowance for loan losses	(249,462)		(238,833)
Loans held for sale	159,158		28,014
Loan receivable, net	$8,177,966		$8,246,685

Non-Covered Nonperforming Assets

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, net.  Non-covered nonperforming assets totaled $195.6 million, or 0.98% of total assets, at June 30, 2010 and $187.0 million, or 0.91% of total assets, at December 31, 2009.  Nonaccrual loans amounted to $179 million at June 30, 2010, compared with $173.2 million at year-end 2009.  During the first six months of 2010, we took aggressive actions to reduce our exposure to problem assets.  In conjunction with these efforts, we sold $124.3 million in problem loans and $13.8 million in OREO properties during the first half of 2010.  Net chargeoffs for non-covered nonperforming assets were $55.2 million and $119.1 million for the three and six months ended June 30, 2010, respectively.  For non-covered REO properties, writedowns of $665 thousand and $3.3 million were recorded for the three and six months ended June 30, 2010.

Approximately $59.1 million, or 48%, of our problem loan sales during the first six months of 2010 were all-cash transactions.  We also partially financed selected loan sales to unrelated third parties.  Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged off.  A substantial down payment, typically in the range of 25% to 40%, is received from the new borrower purchasing the problem loan.  The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan.  The Company maintains no effective control over the transferred loans.

Loans totaling $103.3 million were placed on nonaccrual status during the second quarter of 2010.  As a part of our comprehensive loan review, loans totaling $46.3 million which were not 90 days past due as of June 30, 2010, were classified as nonaccrual loans due to concerns regarding collateral values and future collectibility.  Additions to nonaccrual loans were offset by $55.2 million in net chargeoffs, $26.4 million in payoffs and principal paydowns, $17.9 million in loans that were transferred to other real estate owned and other real estate investments, and $17.9 million in loans brought current.  The additions to nonaccrual loans during the second quarter of 2010 were comprised of $13.8 million in single family loans, $22.9 million in multifamily loans, $8.3 million in commercial real estate loans, $5.3 million in land loans, $29.2 million in construction loans, $22.4 million in commercial business loans including SBA loans, $2 thousand in trade finance loans, and $1.4 million in automobile and other consumer loans.

All loans that were past due 90 days or more were on nonaccrual status as of June 30, 2010 and December 31, 2009.

The Company had $32.2 million and $114 million in total performing restructured loans as of June 30, 2010 and December 31, 2009, respectively. Non performing restructured loans were $35.8 million at June, 30, 2010 and are included in nonaccrual loans. Included in the $68 million total restructured loans as of June 30, 2010 were $17.5 million in performing A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B notes balance as of June 30, 2009 is comprised of A note balances only. The A notes are performing loans at market interest rates with adequate collateral and cash flow and are accruing interest. At June 30, 2010, the amount of commitments for restructured loans was $8 million. As of June 30, 2010, restructured loans were comprised of $5.3 million in single family loans, $14.8 million in multifamily loans, $14 million in commercial real estate loans, $28.3 million in construction loans, $1 million in commercial and small business loans and $4.5 million in land loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had 35 OREO properties as of June 30, 2010 with a combined aggregate carrying value of $16.6 million.  The majority of these properties were related to our construction and land loan portfolios.  Approximately 87% of OREO properties as of June 30, 2010 were located in California, 8% were located in Texas, with the remaining 5% located in Nevada.  As of December 31, 2009, we had 28 OREO properties with an aggregate carrying value of $13.8 million.  During the first six months of 2010, we foreclosed on 44 properties with an aggregate carrying value of $22.1 million as of the foreclosure date.  During the first six months of 2010, we sold 35 OREO properties with a total carrying value of $13.8 million resulting in a total combined net gain on sale of $274 thousand and charges against the allowance for loans losses totaling $1.4 million.  As previously mentioned, losses on sale of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.  During the first half of 2009, we sold 74 OREO properties with a combined carrying value of $79.8 million for a total net loss on sale of $5.9 million. During the first half of 2010, we also recorded $2.7 million in chargeoffs, $2.9 million in writedowns, and $35 thousand in net principal reductions on non-covered OREO.

The following table sets forth information regarding non-covered nonperforming assets and performing restructured loans as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Non-covered nonaccrual loans	$179,064	$173,180
Non-covered loans past due 90 days or more but not on nonaccrual	-	-
Total non-covered nonperforming loans	179,064	173,180

Non-covered other real estate owned, net	16,562	13,832
Total non-covered nonperforming assets	$195,626	$187,012

Non-covered performing restructured loans	$32,148	$114,013

Total non-covered nonperforming assets to total assets	0.98%	0.91%
Allowance for loan losses to non-covered nonperforming loans	139.31%	137.91%
Non-covered nonperforming loans to total gross non-covered loans	2.15%	2.04%

We evaluate loan impairment in accordance with applicable accounting principles in accordance with US GAAP.  Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.  If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.  Additionally, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

At June 30, 2010, our total recorded investment in impaired loans was $179.1 million, compared with $191.5 million at December 31, 2009.  All nonaccrual loans are included in impaired loans.  Impaired loans at June 30, 2010 are comprised of single family loans totaling $14.8 million, multifamily loans totaling $18.7 million, commercial real estate loans totaling $67.4 million, construction loans totaling $48.3 million, commercial business loans totaling $27.9 million, SBA loans totaling $398 thousand, and automobile and other consumer loans totaling $1.6 million.

Specific reserves on impaired loans amounted to $6.7 million and $19.6 million at June 30, 2010 and December 31, 2009, respectively.  Our average recorded investment in impaired loans for the six months ended June 30, 2010 and 2009 were $201.3 million and $291.1 million, respectively.  During the six months ended June 30, 2010 and 2009, gross interest income that would have been recorded on impaired loans had they performed in accordance with their original terms, totaled $7.5 million and $8.9 million, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $2.2 million, for the six months ended June 30, 2010 and $4.3 million for the same period in 2009.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is adequate at June 30, 2010, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the period.  At June 30, 2010, the allowance for loan losses amounted to $249.5 million, or 2.99% of total non-covered loans, compared with $238.8 million, or 2.81% of total non-covered loans, at December 31, 2009, and $223.7 million, or 2.62% of total non-covered loans, at June 30, 2009.  The $10.7 million increase in the allowance for loan losses at June 30, 2010, from year-end 2009, reflects $131.7 million in additional loss provisions, less $119.1 million in net chargeoffs recorded during the first six months of 2010.  The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $10 million at June 30, 2010, compared to $8.1 million at December 31, 2009.

We recorded $55.3 million in loan loss provisions during the second quarter of 2010 and $131.7 million during the first half of 2010.  In comparison, we recorded $151.4 million in loan loss provisions during the second quarter of 2009 and $229.4 million during the first half of 2009.  During the second quarter of 2010, we recorded $55.2 million in net chargeoffs representing 2.58% of average non-covered loans outstanding during the quarter.  In comparison, we recorded net chargeoffs totaling $133.9 million, or 6.50% of average non-covered loans outstanding for the same period in 2009.  During the first six months of 2010, net chargeoffs amounted to $119.1 million, or 2.78% of average loans outstanding during the period.  This compares to net chargeoffs of $193.4 million, or 4.71% of average loans outstanding during the same period of 2009.

The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Allowance balance, beginning of period	$250,517	$195,450	$238,833	$178,027
Allowance for unfunded loan commitments and letters of credit	(1,115)	1,442	(1,923)	434
Provision for loan losses	55,256	151,422	131,677	229,422
Impact of desecuritization	-	9,262	-	9,262
Chargeoffs:
Single family real estate	3,688	14,263	7,226	18,116
Multifamily real estate	8,007	2,352	12,970	4,098
Commercial real estate	13,411	13,063	21,698	15,859
Land	13,485	33,599	40,430	46,122
Construction	11,707	60,083	25,962	78,526
Commercial business	12,328	13,718	19,897	33,177
Automobile	-	27	96	35
Other consumer	809	306	1,329	1,618
Total chargeoffs	63,435	137,411	129,608	197,551

Recoveries:
Single family real estate	431	205	543	226
Multifamily real estate	455	96	558	218
Commercial and industrial real estate	1,575	591	1,661	597
Land	3,720	416	3,837	416
Construction	73	847	657	966
Commercial business	1,853	1,367	3,054	1,648
Automobile	19	9	43	31
Other consumer	113	4	130	4
Total recoveries	8,239	3,535	10,483	4,106
Net chargeoffs	55,196	133,876	119,125	193,445
Allowance balance, end of period	$249,462	$223,700	$249,462	$223,700

Average non-covered loans outstanding	$8,556,680	$8,244,850	$8,582,214	$8,221,143

Total gross non-covered loans outstanding, end of period	$8,314,984	$8,528,961	$8,314,984	$8,528,961

Annualized net chargeoffs to average non-covered loans	2.58%	6.50%	2.78%	4.71%

Allowance for loan losses to total gross non-covered loans, end of period	2.99%	2.62%	2.99%	2.62%
 Note:  Student loans are fully guaranteed by the U.S. Government therefore there is no allowance for these loans.

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

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	% of total loans allocated	Amount	% of total loans allocated
	(Dollars in thousands)

Residential single family	$19,629	12.4%	$18,693	10.9%
Residential multifamily	19,819	11.8%	19,332	12.0%
Commercial and industrial real estate, land	115,975	45.5%	110,628	46.6%
Construction	42,203	4.2%	36,963	5.4%
Commercial business	43,035	15.6%	43,774	15.1%
Trade finance	5,227	2.8%	6,713	2.6%
Automobile	81	0.1%	75	0.1%
Student loans	-	4.8%	-	4.7%
Other consumer	3,493	2.8%	2,655	2.6%
Total	$249,462	100.0%	$238,833	100.0%
Note:  Student loans are fully guaranteed by the U.S. Government therefore there is no allowance for these loans.

Deposits

Total deposits decreased $68.9 million to $14.92 billion as of June 30, 2010 from $14.99 billion as of December 31, 2009. The decrease in total deposits was primarily due to a decrease of $1.17 billion, or 15%, in time deposits, which was mostly offset by an increase in money market accounts of $1.02 billion, or 33% and an increase from WFIB acquired deposits of $395.9 million. During the first half of 2010, we strategically reduced brokered deposits by $757.1 million. In addition, deposits from our retail network and commercial customers grew by $688.2 million during the first half of 2010.

As of June 30, 2010, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $496.3 million, compared with $995.0 million as of December 31, 2009. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in thousands)

Core deposits:
Noninterest-bearing demand	$2,396,087	$2,291,259	$104,828	4.6%
Interest-bearing checking	685,572	667,177	18,395	2.8%
Money market	4,162,129	3,138,866	1,023,263	32.6%
Savings	946,043	991,520	(45,477)	(4.6)%

Total core deposits	8,189,831	7,088,822	1,101,009	15.5%

Time deposits	6,728,863	7,898,791	(1,169,928)	(14.8)%

Total deposits	$14,918,694	$14,987,613	$(68,919)	(0.5)%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. The following paragraphs set forth the changes in borrowings during the six months ended June 30, 2010:

Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances decreased $783.4 million, or 43%, to $1.02 billion as of June 30, 2010, compared to $1.81 billion as of December 31, 2009. The decrease in FHLB advances is consistent with our overall strategy to deleverage our balance sheet. During the first six months of 2010, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money market mutual funds were used to pay down our borrowings. During the first six months of 2010, long-term FHLB advances totaling $1.1 billion were prepaid, plus prepayment penalties of $13.8 million. As of June 30, 2010 and December 31, 2009, we had no overnight FHLB advances.

Securities Sold Under Repurchase Agreements

We also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.05 billion and $1.03 billion as of June 30, 2010 and December 31, 2009, respectively. These balances included $52.3 million and $31.9 million in short-term repurchase agreements as of June 30, 2010 and December 31, 2009, respectively. The interest rates on these short-term repurchase agreements were 0.50% and 0.51% as of June 30, 2010 and December 31, 2009, respectively. Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities. As of June 30, 2010, all of these repurchase agreements were past the floating rate period.

Long-Term Debt

Long-term debt remained at $235.6 million as of June 30, 2010 and December 31, 2009. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various trust preferred securities offerings.

Accrued Interest Payable, Accrued Expenses and Other Liabilities

During the first half of 2010, accrued interest payable, accrued expenses and other liabilities increased to $303.0 million as of June 30, 2010 from $104.2 million as of December 31, 2009. The increase was primarily due to the amount owed to the FDIC for our purchase of several properties totaling $78.6 million as part of the FDIC-assisted transaction of United Commercial Bank.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of June 30, 2010, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date.  With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$6,384,263	$395,882	$50,435	$44	$8,314,793	$15,145,417
Federal funds purchased	22	-	-	-	-	22
FHLB advances	37,851	313,157	177,124	604,272	-	1,132,404
Securities sold under repurchase agreements	131,589	94,823	94,823	1,044,127	-	1,365,362
Notes payable	-	-	-	-	18,103	18,103
Long-term debt obligations	6,595	13,189	13,189	335,681	-	368,654
Operating lease obligations	21,069	39,008	29,409	34,082		123,568
Unrecognized tax benefits	(2,567)	(3,759)	(496)	(381)		(7,203)
Postretirement benefit payments	318	2,087	2,494	45,178		50,077
Total contractual obligations	$6,579,140	$854,387	$366,978	$2,063,003	$8,332,896	$18,196,404

The operating lease obligation as of June 30, 2010 includes the forty-five leases assumed by the Company as part of the FDIC-assisted transaction of United Commercial Bank.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to our customers as of June 30, 2010 is as follows:

Commitments Outstanding
(In millions)

Undisbursed loan commitments	$1,815
Standby letters of credit	350
Commercial letters of credit	245

Capital Resources

At June 30, 2010, stockholders' equity totaled $2.34 billion, a 2.4% increase from the year-end 2009 balance of $2.28 billion.  The increase is comprised of the following: (1) net income of $61.3 million recorded during the first half of 2010; (2) additional unrealized gain on investment securities available-for-sale of $1.7 million; (3) stock compensation costs amounting to $3.9 million related to grants of restricted stock and stock options; and (4) issuance of common stock totaling $1.8 million, representing 1,096,739 shares, pursuant to various stock plans and agreements. These transactions were offset by: (1) tax benefit of $216 thousand from various stock plans; (2) purchase of treasury shares related to vested restricted stock amounting to $444 thousand, representing 23,785 shares; and (3) accrual and payment of cash dividends on common and preferred stock totaling $13.7 million during the first half of 2010.

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

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound.  We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.”  At June 30, 2010, the Bank’s Tier I and total capital ratios were 16.7% and 18.7%, respectively, compared to 15.7% and 17.7%, respectively, at December 31, 2009.

The following table compares East West Bancorp, Inc.'s and East West Bank’s actual capital ratios at June 30, 2010, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements

Total Capital (to Risk-Weighted Assets)	20.8%	18.7%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	18.9%	16.7%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	10.5%	9.3%	4.0%	5.0%

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

During the first half of 2010, we experienced net cash inflows from operating activities of $748.6 million, compared to net cash inflows of $161.7 million for the first half of 2009.

Net cash inflows from investing activities totaled $967.0 million for the first half of 2010 compared with net cash outflows of $776.8 million for the first half of 2009.  Net cash inflows from investing activities for the first half of 2010 were due primarily to the proceeds from the sale of investment securities, collections on covered loans and repayments, maturities and redemptions of investment securities.  These factors were partially offset by the purchase of securities purchased under resale agreements and investment securities.  Net cash outflows from investing activities for the first half of 2009 were due primarily to purchases of short-term investments, investment securities and loans receivable. These factors were partially offset by proceeds from the sale of investment securities, as well as repayments, maturities and redemptions of investment securities, and a decrease in loans receivable due to lower loan origination volume during the first half of 2009.

We experienced net cash outflows from financing activities of $1.4 billion during the first half of 2010, primarily due to the net decrease in deposits resulting from the Company’s strategy to reduce brokered deposits. We experienced net inflows from financing activities of $309.3 million for the first half of 2009 primarily due to the net increase in deposits. This was partially offset by net decreases in federal funds purchased and FHLB advances, and dividends paid on our common and preferred stock for the first six months of 2009.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations.  The Bank is permitted to pay dividends to the Company as long as the banking regulatory authorities of the Bank are notified of the proposed dividend and there is no objections language from the banking regulatory authorities. For the six months ended June 30, 2010, no dividends were paid by the Bank to the Company. For the six months ended June 30, 2009, total dividends paid by the Bank to the Company amounted to $18.5 million.

On July 27, 2010, the Company’s Board of Directors approved the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about August 1, 2010 to shareholders of record as of July 15, 2010. Additionally, the Board declared a dividend of $0.01 per share on the Company’s common stock payable on or about August 24, 2010 to shareholders of record as of August 10, 2010.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2010 and December 31, 2009, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2010	2009	2010	2009
+200	0.8%	1.5%	(3.0)%	(4.3)%
+100	(0.8)%	0.3%	(1.9)%	(2.2)%
-100	7.7%	3.9%	1.1%	1.6%
-200	7.3%	6.8%	0.3%	1.1%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2010 and December 31, 2009.  In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income.  However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2010.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							June 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2010
	(In thousands)
Assets:
CD investments	$357,886	$17,185	-	250	$-	-	$375,321	$375,855
Average yield (fixed rate)	1.20%	1.84%	-	4.00%	-	-	1.23%
Short-term investments	$145,396	-	-	-	-	-	$145,396	$145,396
Weighted average rate	0.71%	-	-	-	-	-	0.71%
Securities purchased under resale agreements	$414,689	-	-	-	-	-	$414,689	$415,041
Weighted average rate	1.65%	-	-	-	-	-	1.65%
Investment securities available-for-sale (fixed rate)	$473,172	$102,789	$92,444	$35,733	$64,567	$129,273	$897,978	$899,866
Weighted average rate	4.47%	5.72%	3.66%	3.39%	5.69%	4.70%	4.61%
Investment securities available-for-sale (variable rate) (1)	$859,461	$148,042	$120,993	$14,236	$7,572	$24,957	$1,175,261	$1,177,144
Weighted average rate	2.31%	2.66%	2.78%	5.28%	5.21%	3.76%	2.49%
Total covered gross loans	$4,519,773	$639,959	$659,512	$242,882	$196,248	$371,265	$6,629,639	$5,282,896
Weighted average rate	4.55%	6.08%	6.26%	5.63%	6.48%	5.19%	5.00%
Total non-covered gross loans	$6,457,994	$587,235	$410,255	$269,836	$166,490	$610,078	$8,501,888	$8,422,983
Weighted average rate	5.18%	6.08%	6.27%	6.20%	6.06%	5.47%	5.36%

Liabilities:
Checking accounts	$685,572	-	-	-	-	-	$685,572	$576,351
Weighted average rate	0.26%	-	-	-	-	-	0.26%
Money market accounts	$4,162,128	-	-	-	-	-	$4,162,128	$4,059,565
Weighted average rate	0.82%	-	-	-	-	-	0.82%
Savings deposits	$946,043	-	-	-	-	-	$946,043	$806,416
Weighted average rate	0.28%	-	-	-	-	-	0.28%
Time deposits	$6,303,747	328,491	48,149	8,522	38,081	28	$6,727,018	$6,741,718
Weighted average rate	1.34%	1.85%	3.13%	2.38%	1.55%	3.98%	1.38%
Short-term borrowings	$22	-	-	-	-	-	$22	$22
Weighted average rate	0.11%	-	-	-	-	-	0.11%
FHLB advances (term)	$-	$145,000	$100,000	$125,000	-	$575,000	$945,000	$1,039,289
Weighted average rate	-	2.19%	4.64%	4.43%	-	4.26%	4.01%
Short-term repurchase agreements	$56,192	-	-	-	-	-	$56,192	$56,193
Weighted average rate	0.50%	-	-	-	-	-	0.50%
Securities sold under repurchase agreements (fixed rate)	-	-	-	-	-	$945,000	$945,000	$1,168,376
Weighted average rate	-	-	-	-	-	4.80%	4.80%
Securities sold under repurchase agreements (variable rate)	$50,000	-	-	-	-	-	$50,000	$55,514
Weighted average rate	4.15%	-	-	-	-	-	4.15%
Subordinated notes (variable rate)	$75,000	-	-	-	-	-	$75,000	$54,171
Weighted average rate	1.48%	-	-	-	-	-	1.48%
Junior subordinated debt (fixed rate)	-	-	-	-	-	$21,392	$21,392	$24,060
Weighted average rate	-	-	-	-	-	10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178	-	-	-	-	-	$139,178	$42,241
Weighted average rate	2.27%	-	-	-	-	-	2.27%
Other borrowing (variable rate)	$36,113	-	-	-	-	-	$36,113	$36,753
Weighted average rate	2.26%	-	-	-	-	-	2.26%

(1)	Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, "Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Asset Liability and Market Risk Management."

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed on Reports on Form 8-K, there were no unregistered sales of equity securities during the quarter ended June 30, 2010. The following summarizes share repurchase activities during the second quarter of 2010:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of
	Number	Average	Purchased as	Shares that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
April 30, 2010	-	$-	-	$26.2
May 31, 2010	-	-	-	26.2
June 30, 2010	-	-	-	26.2
Total	-	$-	-	$26.2
(1)	Excludes 112,252 in repurchased shares totaling $958 thousand due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.
(2)
During the first quarter of 2007, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $80.0 million of its common stock.  This repurchase program has no expiration date and, to date, 1,392,176 shares totaling $53.8 million have been purchased under this program.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

    ITEM 4.  (REMOVED AND RESERVED)

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

Dated:           August 6, 2010

EAST WEST BANCORP, INC.
By: /s/ IRENE H. OH Irene H. Oh Executive Vice President and Chief Financial Officer