Form 10-Q
period 2010-09-30
EAST WEST BANCORP INC
filed 2010-11-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 148,004,889 shares of common stock as of October 31, 2010.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate and projections of future performance including future earnings and financial condition. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expected or implied in such forward-looking statements. Such risk and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

·
our ability to integrate the former acquired institutions’, through Federal Deposit Insurance Corporation (“FDIC”) assisted acquisitions, and to achieve expected synergies, operating efficiencies or other benefits within expected time frames, or at all, or within expected cost projections;

·	our ability to integrate and retain former depositors and borrowers of the acquired institutions;

·	our ability to manage the loan portfolio acquired from these institutions within the limits of the loss protection provided by the FDIC;

·	changes in our borrowers’ performance on loans;

·	changes in the commercial and consumer real estate markets;

·	changes in our costs of operation, compliance and expansion;

·	changes in the economy, including inflation;

·	changes in government interest rate policies;

·	changes in laws or the regulatory environment;

·	changes in critical accounting policies and judgments;

·	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

·	changes in the equity and debt securities markets;

·	changes in competitive pressures on financial institutions;

·	effect of additional provision for loan losses;

·	effect of any goodwill impairment;

·	fluctuations of our stock price;

·	success and timing of our business strategies;

·	impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;

·	changes in our ability to receive dividends from our subsidiaries; and

·	political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

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

PART I - FINANCIAL INFORMATION
EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$859,694	$835,141
Short-term investments	381,799	510,788
Fed funds sold	75,000	—
Securities purchased under resale agreements	350,000	227,444
Investment securities available for sale, at fair value (with amortized cost of $2,898,988 at
September 30, 2010 and $2,563,043 at December 31, 2009)	2,907,349	2,564,081
Loans held for sale, at fair value	16,902	28,014

Loans receivable, excluding covered loans (net of allowance for loan losses of $240,286 at
September 30, 2010 and $238,833 at December 31, 2009)	8,306,782	8,218,671
Covered loans (net of allowance for loan losses of $3,900 at September 30, 2010)	4,975,502	5,598,155

Total loans receivable, net	13,282,284	13,816,826

FDIC indemnification asset	874,759	1,091,814

Other real estate owned, net	16,936	13,832
Other real estate owned covered, net	137,353	44,273

Total other real estate owned	154,289	58,105

Accrued interest receivable	79,879	82,370
Due from customer acceptances	50,698	40,550
Investment in affordable housing partnerships	152,944	84,833
Premises and equipment, net	138,474	59,099
Premiums on deposits acquired, net	82,755	89,735
Goodwill	337,438	337,438
Other assets	672,982	732,974

TOTAL	$20,417,246	$20,559,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$2,571,750	$2,291,259
Interest-bearing	12,726,221	12,696,354

Total deposits	15,297,971	14,987,613

Federal Home Loan Bank advances	1,018,074	1,805,387
Securities sold under repurchase agreements	1,045,664	1,026,870
Notes payable and other borrowings	73,550	74,406
Bank acceptances outstanding	50,698	40,550
Long-term debt	235,570	235,570
Accrued interest payable, accrued expenses and other liabilities	310,959	104,157

Total liabilities	18,032,486	18,274,553

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,741 shares outstanding in 2010 and 2009; Series B, cumulative, 306,546 shares issued and outstanding in 2010 and 2009; Series C, cumulative
convertible, 335,047 shares issued and outstanding in 2009	370,882	693,803
Common stock, $0.001 par value, 200,000,000 shares authorized; 155,092,439 and 116,754,403 shares issued in 2010 and 2009, respectively; 147,981,714 and 109,962,965 shares
outstanding in 2010 and 2009, respectively	155	117
Additional paid in capital	1,428,893	1,091,047
Retained earnings	689,356	604,223
Treasury stock, at cost - 7,110,725 shares in 2010 and 6,791,438 shares in 2009	(109,661)	(105,130)
Accumulated other comprehensive income, net of tax	5,135	599

Total stockholders’ equity	2,384,760	2,284,659

TOTAL	$20,417,246	$20,559,212
See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$210,086	$114,512	$731,813	$336,997
Investment securities	15,725	28,485	50,642	88,178
Securities purchased under resale agreements	2,410	2,153	11,303	4,695
Short-term investments	2,362	1,856	7,405	7,341
Investment in Federal Reserve Bank stock	623	552	2,042	1,604
Investment in Federal Home Loan Bank stock	194	366	431	365

Total interest and dividend income	231,400	147,924	803,636	439,180

INTEREST EXPENSE
Customer deposit accounts	28,498	26,970	91,078	94,933
Securities sold under repurchase agreements	12,189	12,140	36,775	36,016
Federal Home Loan Bank advances	5,725	11,172	20,905	38,191
Long-term debt	1,685	1,760	4,823	6,211
Other borrowings	498	2	1,903	8

Total interest expense	48,595	52,044	155,484	175,359

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	182,805	95,880	648,152	263,821
Provision for loan losses	38,648	159,244	170,325	388,666

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	144,157	(63,364)	477,827	(124,845)

NONINTEREST INCOME (LOSS)
Increase (decrease) in FDIC indemnification asset and receivable	5,826	—	(47,170)	—

Impairment loss on investment securities	(6,522)	(45,199)	(17,515)	(82,846)
Less: noncredit-related impairment loss recorded in other comprehensive income	5,634	20,950	7,186	20,950

Net impairment loss on investment securities recognized in earnings	(888)	(24,249)	(10,329)	(61,896)

Net gain on sale of investment securities	2,791	2,177	24,749	7,378
Branch fees	7,976	4,679	24,953	14,463
Gain on acquisition	—	—	27,571	—
Letters of credit fees and commissions	2,888	1,984	8,493	5,768
Ancillary loan fees	2,367	1,227	6,425	4,812
Income from life insurance policies	1,100	1,090	3,306	3,269
Net gain on sale of loans	4,177	8	12,250	19
Other operating income	3,078	1,204	6,301	1,902

Total noninterest income (loss)	29,315	(11,880)	56,549	(24,285)

NONINTEREST EXPENSE
Compensation and employee benefits	38,693	15,875	131,051	49,492
Other real estate owned expense	5,694	767	44,689	16,480
Occupancy and equipment expense	13,963	6,262	39,022	19,950
Deposit insurance premiums and regulatory assessments	5,676	6,057	21,785	18,950
Prepayment penalty for Federal Home Loan Bank advances	—	—	13,832	—
Amortization of premiums on deposits acquired	3,352	1,069	10,046	3,286
Amortization of investments in affordable housing partnerships	1,442	1,709	7,117	5,121
Loan related expenses	6,316	2,197	14,567	5,274
Legal expense	5,301	1,323	14,391	4,856
Data processing	2,646	1,079	8,174	3,362
Consulting expense	1,612	759	5,672	1,879
Deposit-related expenses	1,239	948	3,381	2,863
Other operating expenses	14,011	8,019	50,446	23,869

Total noninterest expense	99,945	46,064	364,173	155,382

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	73,527	(121,308)	170,203	(304,512)
Provision (benefit) for income taxes	26,576	(52,777)	61,988	(126,790)

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	46,951	(68,531)	108,215	(177,722)
Extraordinary item – impact of desecuritization, net of tax	—	—	—	(5,366)

NET INCOME (LOSS) AFTER EXTRAORDINARY ITEMS	46,951	(68,531)	108,215	(183,088)

Preferred stock dividends, amortization of preferred stock discount and inducement of
preferred stock conversion	6,732	10,620	19,017	42,986

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$40,219	$(79,151)	$89,198	$(226,074)

EARNINGS (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
Basic	$0.27	$(0.91)	$0.66	$(3.19)
Diluted	$0.27	$(0.91)	$0.61	$(3.19)
Dividends declared per common share	$0.01	$0.01	$0.03	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	146,454	86,538	134,396	70,967
Diluted	147,113	86,538	146,993	70,967
See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)
		Additional
		Paid In					Accumulated	Compre-
		Capital		Additional			Other	hensive	Total
	Preferred	Preferred	Common	Paid In	Retained	Treasury	Comprehensive	Income	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	(Loss)	Equity

BALANCE AS OF DECEMBER 31, 2008	$—	$472,311	$70	$695,521	$572,172	$(102,817)	$(86,491)		$1,550,766

Cumulative effect adjustment for
reclassification of the previously
recognized noncredit-related impairment
loss on investment securities					8,110		(8,110)		—

BALANCE AS OF JANUARY 1, 2009	—	472,311	70	695,521	580,282	(102,817)	(94,601)		1,550,766

Comprehensive loss
Net loss after extraordinary item for the year					(183,088)			$(183,088)	(183,088)
Net unrealized gain on investment securities
available-for-sale							53,021	53,021	53,021
Net unrealized loss as a result of desecuritization							30,551	30,551	30,551
Noncredit-related impairment loss on investment
securities recorded in the current year							(12,150)	(12,150)	(12,150)

Total comprehensive loss								$(111,666)

Stock compensation costs				4,370					4,370
Tax provision from stock plans				(498)					(498)
Preferred stock issuance and conversion cost		(180)							(180)
Common stock issuance cost				(5,535)					(5,535)
Induced conversion of 110,764 shares of preferred stock		(107,474)							(107,474)
Issuance of 9,968,760 shares of common stock from
converted 110,764 shares of Preferred Stock			10	107,464					107,474
Issuance of 5,000,000 shares of common stock from
private placement			5	27,495					27,500
Issuance of 12,650,000 shares of common stock from
public offering			12	80,316					80,328
Issuance of 423,597 shares of common stock pursuant to
various stock plans and agreements			1	399					400
Issuance of 22,386 shares of common stock in lieu of
Board of Director retainer fees				219					219
Cancellation of 60,578 shares of common stock due to
forfeitures of issued restricted stock				1,467		(1,467)			—
Purchase of 11,166 shares of treasury stock due to the
vesting of restricted stock						(54)			(54)
Amortization of Series B preferred stock discount		3,265			(3,265)				—
Preferred stock dividends					(21,381)				(21,381)
Common stock dividends					(2,487)				(2,487)
Inducement of preferred stock conversion				18,340	(18,340)				—

BALANCE AS OF SEPTEMBER 30, 2009	$—	$367,922	$98	$929,558	$351,721	$(104,338)	$(23,179)		$1,521,782

BALANCE AS OF JANUARY 1, 2010	$—	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659

Comprehensive income:
Net income					108,215			$108,215	108,215
Net unrealized gain on investment securities
available-for-sale							7,142	7,142	7,142
Noncredit-related impairment loss on investment
securities recorded in the current year							(3,268)	(3,268)	(3,268)
Foreign currency translation							662	662	662

Total comprehensive income								$112,751

Stock compensation costs				6,164					6,164
Tax provision from stock plans				(156)					(156)
Issuance of 1,234,302 shares of common stock pursuant
to various stock plans and agreements			1	2,526					2,527
Conversion of 335,047 shares of Series C preferred
stock into 37,103,734 shares of common stock		(325,299)	37	325,262					—
Cancellation of 293,105 shares of common stock due to
forfeitures of issued restricted stock				4,050		(4,050)			—
Purchase of 26,182 shares of treasury stock due to the
vesting of restricted stock						(481)			(481)
Amortization of Series B preferred stock discount		2,378			(2,378)				—
Preferred stock dividends					(16,640)				(16,640)
Common stock dividends					(4,064)				(4,064)

BALANCE AS OF SEPTEMBER 30, 2010	$—	$370,882	$155	$1,428,893	$689,356	$(109,661)	$5,135		$2,384,760

								Nine Months Ended
								September 30,
								2010	2009
								(In thousands)
Disclosure of reclassification amounts:
Unrealized holding gain (loss) on securities arising during the period, net of tax expense of $(8,862) in 2010 and $(37,620) in 2009								$12,237	$51,952
Less: Reclassification adjustment for gain (loss) included in net income (loss), net of tax expense of $6,057 in 2010 and $(22,898) in 2009								(8,363)	31,620

Net unrealized gain (loss) on securities, net of tax expense of $(2,805) in 2010 and $(60,518) in 2009								$3,874	$83,572

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) after extraordinary items	$108,215	$(183,088)
Adjustments to reconcile net income (loss) after extraordinary items to net cash provided by operating activities:
Depreciation and amortization	48,153	16,847
Accretion of discount and premium	(159,226)	—
Decrease in FDIC indemnification asset and receivable	47,170	—
Gain on acquisition	(27,571)	—
Net impairment loss on investment securities recognized in earnings	10,329	61,896
Impairment writedown on mortgage servicing assets	348	660
Stock compensation costs	6,164	4,370
Deferred tax expense (benefit)	32,355	(16,886)
Provision for loan losses and impact of desecuritization	170,325	397,929
Impairment on other real estate owned	36,508	17,670
Impairment loss on other equity investment	—	581
Net gain on sales of investment securities, loans and other assets	(39,260)	(2,827)
Originations of loans held for sale	(22,013)	(33,248)
Proceeds from sale of loans held for sale	20,389	33,318
Prepayment penalty for Federal Home Loan Bank advances	13,832	—
Tax provision from stock plans	156	498
Net change in accrued interest receivable and other assets	278,386	(11,710)
Net change in accrued expenses and other liabilities	162,446	(97,694)

Total adjustments	578,491	371,404

Net cash provided by operating activities	686,706	188,316

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of WFIB assets	67,186	—
Net decrease in loans	662,655	318,232
Net decrease in short-term investments	103,989	(92,415)
Purchases of:
Securities purchased under resale agreements	(880,000)	(50,000)
Investment securities held-to-maturity	—	(697,768)
Investment securities available-for-sale	(3,612,331)	(1,314,263)
Loans receivable	(580,396)	(350,000)
Federal Reserve Bank stock	(10,500)	(9,196)
Investments in affordable housing partnerships	(473)	(22)
Premises and equipment	(90,051)	(433)
Proceeds from sale of:
Investment securities	1,047,173	336,710
Securities purchased under resale agreements	710,000	25,000
Loans receivable	427,087	105,227
Loans held for sale originated for investment	147,194	—
Other real estate owned	77,804	51,807
Premises and equipment	84	8
Repayments, maturity and redemption of investment securities available-for-sale	2,268,589	1,040,828
Dividends/redemption of Federal Home Loan Bank stock	13,427	182

Net cash provided by (used in) investing activities	351,437	(636,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payment for) proceeds from:
Deposits	(87,053)	526,598
Short-term borrowings	2,214	(3,980)
Proceeds from:
Issuance of long-term borrowings	350,000	—
Issuance of common stock from public offering	—	80,328
Issuance of common stock from private placement	—	27,500
Issuance of common stock pursuant to various stock plans and agreements	2,527	400
Payment for:
Repayment of long-term borrowings	(1,223,137)	(430,000)
Repayment of notes payable and other borrowings	(37,300)	(9,395)
Purchase of treasury shares due to the vesting of restricted stock	(481)	(54)
Preferred stock issuance cost	—	(5,715)
Cash dividends on preferred stock	(16,640)	(20,530)
Cash dividends on common stock	(4,064)	(2,486)
Tax benefit from stock plans	(156)	(498)

Net cash (used in) provided by financing activities	(1,014,090)	162,168
Effect of exchange rate changes on cash and cash equivalents	500	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,553	(285,619)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	835,141	878,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$859,694	$593,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$159,742	$184,054
Income tax (refunds) payments	24,292	(13,126)
Noncash investing and financing activities:
Transfers to real estate owned/affordable housing partnership	203,276	116,124
Conversion of preferred stock to common stock	325,299	—
Desecuritization of loans receivable	—	635,614
Loans to facilitate sales of real estate owned	13,550	38,605
Loans transferred to loans held for sale	138,792	—
Loans to facilitate sales of loans	42,022	130,509
Issuance of common stock in lieu of Board of Director retainer fees	360	219

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has nine wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 860 which requires additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It was effective for the Company on January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2009, the FASB issued ASC 810 that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It was effective for the Company on January 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the disclosure requirements of significant transfers in and out of Level 1 and Level 2 fair value measurements (see Note 3). The Company does not expect the adoption of the disclosure requirements to have a material effect on its condensed consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which amends ASC 310-30. This ASU clarifies the treatment of loan modifications for loans accounted for within a loan pool. Loans accounted for under ASC 310-30, should not be removed from the pool even if the loan modification would otherwise be considered a troubled debt restructuring. An entity is still required to assess the entire pool for impairment. The update does not require additional disclosures. This clarified treatment of loan modifications is effective for interim and annual reporting periods beginning after July 15, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivable and Allowance for Credit Losses, which amends ASC 310, Receivables. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of the disclosure requirements to have a material effect on its condensed consolidated financial statements.

NOTE 3 — FAIR VALUE

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

·
Level 1 – Quoted prices for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Level 1 financial instruments typically include U.S. Treasury securities.

·
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, U.S. Government sponsored enterprise preferred stock securities, single issue trust preferred securities, equity swap agreements, foreign exchange options and other real estate owned (“OREO”).

·
Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes mortgage servicing assets, impaired loans, private label mortgage-backed securities, pooled trust preferred securities and derivatives payable.

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and non-financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of September 30, 2010 and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 2 during the first nine months of 2010. There were also no transfers in and out of levels 1 and 3 or levels 2 and 3.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of September 30, 2010
	Fair Value Measurements September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$21,740	$21,740	$—	$—
U.S. Government agency and U.S. Government
sponsored enterprise debt securities	1,206,835	—	1,206,835	—
U.S. Government agency and U.S. Government
sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	20,495	—	20,495	—
Residential mortgage-backed securities	339,007	—	339,007	—
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	12,834	—	—	12,834
Corporate debt securities:
Investment grade	1,175,431	—	1,175,431	—
Non-investment grade	24,599	—	22,446	2,153
U.S. Government sponsored enterprise equity securities	—	—	—	—
Other securities	106,408	—	106,408	—

Total investment securities available-for-sale	$2,907,349	$21,740	$2,870,622	$14,987

Equity swap agreements	$2,828	$—	$2,828	$—
Derivatives payable	(2,601)	—	—	(2,601)
Foreign exchange options	1,065	—	1,065	—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2009
	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$303,472	$303,472	$—	$—
U.S. Government agency and U.S. Government
sponsored enterprise debt securities	832,025	—	832,025	—
U.S. Government agency and U.S. Government
sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,355	—	26,355	—
Residential mortgage-backed securities	724,348	—	724,348	—
Municipal securities	60,193	—	60,193	—
Other residential mortgage-backed securities:
Investment grade	95,517	—	95,517	—
Non-investment grade	41,610	—	28,872	12,738
Corporate debt securities:
Investment grade	460,895	—	459,917	978
Non-investment grade	8,861	—	6,906	1,955
U.S. Government sponsored enterprise equity securities	1,782	—	1,782	—
Other securities	9,023	9,023	—	—

Total investment securities available-for-sale	$2,564,081	$312,495	$2,235,915	$15,671

Equity swap agreements	$14,177	$—	$14,177	$—
Derivatives payable	(14,185)	—	—	(14,185)
Foreign exchange options	—	—	—	—

	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended September 30, 2010
	Fair Value Measurements September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Non-covered impaired loans:
Residential single-family	$—	$—	$—	$—	$—
Residential multifamily	2,694	—	—	2,694	(772)
Commercial and industrial real estate,
land	34,691	—	—	34,691	(15,222)
Construction	6,521	—	—	6,521	(824)
Commercial business	7,830	—	—	7,830	(3,053)
Other consumer	167	—	—	167	96

Total non-covered impaired loans	$51,903	$—	$—	$51,903	$(19,775)

Mortgage servicing assets
(single-family, multifamily and
commercial)	$15,973	$—	$—	$15,973	$(284)

Non-covered OREO	$2,574	$—	$2,574	$—	$(1,099)

Covered OREO (1)	$27,205	$—	$27,205	$—	$(6,569)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended September 30, 2009
	Fair Value Measurements September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Non-covered impaired loans:
Residential single-family	$2,563	$—	$—	$2,563	$(707)
Residential multifamily	3,878	—	—	3,878	(1,798)
Commercial and industrial real estate,
land	44,517	—	—	44,517	(27,261)
Construction	49,640	—	—	49,640	(17,056)
Commercial business	18,293	—	—	18,293	(7,917)
Other consumer	522	—	—	522	198

Total non-covered impaired loans	$119,413	$—	$—	$119,413	$(54,541)

Mortgage servicing assets
(single-family, multifamily and
commercial)	$9,060	$—	$—	$9,060	$(20)

Non-covered OREO	$16,092	$—	$16,092	$—	$(4,644)

Covered OREO	$—	$—	$—	$—	$—

_______________________

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $6.5 million  or $1.3 million.

	Assets Measured at Fair Value on a Non-Recurring Basis for the Nine Months Ended September 30, 2010
	Fair Value Measurements September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Non-covered impaired loans:
Residential single-family	$900	$—	$—	$900	$(251)
Residential multifamily	5,053	—	—	5,053	(1,983)
Commercial and industrial real estate,
land	62,218	—	—	62,218	(27,919)
Construction	16,084	—	—	16,084	(9,839)
Commercial business	7,925	—	—	7,925	(4,836)
Other consumer	166	—	—	166	(245)

Total non-covered impaired loans	$92,346	$—	$—	$92,346	$(45,073)

Mortgage servicing assets
(single-family, multifamily and
commercial)	$15,973	$—	$—	$15,973	$(348)

Non-covered OREO	$4,101	$—	$4,101	$—	$(4,012)

Covered OREO (1)	$57,234	$—	$57,234	$—	$(32,496)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Nine Months Ended September 30, 2009
	Fair Value Measurements September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Non-covered impaired loans:
Residential single-family	$3,396	$—	$—	$3,396	$(957)
Residential multifamily	4,127	—	—	4,127	(1,956)
Commercial and industrial real estate,
land	48,644	—	—	48,644	(32,168)
Construction	62,598	—	—	62,598	(29,454)
Commercial business	21,743	—	—	21,743	(17,179)
Other consumer	248	—	—	248	167

Total non-covered impaired loans	$140,756	$—	$—	$140,756	$(81,547)

Mortgage servicing assets
(single-family, multifamily and
commercial)	$9,060	$—	$—	$9,060	$660

Non-covered OREO	$16,920	$—	$16,920	$—	$(6,792)

Covered OREO	$—	$—	$—	$—	$—

_______________________

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $32.5 million or $6.5 million.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009:

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, July 1, 2010	$15,350	$12,506	$—	$2,844	$(1,888)
Total gains or (losses): (1)
Included in earnings	(864)	—	—	(864)	(459)
Included in other comprehensive loss (unrealized) (2)	508	328	—	180	—
Purchases, issuances, sales, settlements (3)	(7)	—	—	(7)	(254)
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—

Ending balance, September 30, 2010	$14,987	$12,834	$—	$2,153	$(2,601)

Changes in unrealized losses included in earnings relating to
assets and liabilities still held at September 30, 2010	$(888)	$—	$—	$(888)	$459

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, July 1, 2009	$32,460	$16,628	$1,245	$14,587	$(13,323)
Total gains or (losses): (1)
Included in earnings	(24,164)	1	5	(24,170)	(410)
Included in other comprehensive loss (unrealized) (2)	12,604	(1,095)	(374)	14,073	—
Purchases, issuances, sales, settlements (3)	985	—	(16)	1,001	—
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—

Ending balance, September 30, 2009	$21,885	$15,534	$860	$5,491	$(13,733)

Changes in unrealized losses included in earnings relating to
assets and liabilities still held at September 30, 2009	$(24,249)	$—	$—	$(24,249)	$410
_______________________

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

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2010	$15,671	$12,738	$978	$1,955	$(14,185)
Total gains or (losses): (1)
Included in earnings	(7,589)	436	5	(8,030)	(625)
Included in other comprehensive loss (unrealized) (2)	7,047	90	308	6,649	—
Purchases, issuances, sales, settlements (3)	(142)	(430)	(9)	297	12,209
Transfer from investment grade to non-investment grade	—	—	(1,282)	1,282	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—

Ending balance, September 30, 2010	$14,987	$12,834	$—	$2,153	$(2,601)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at September 30, 2010	$(8,107)	$—	$—	$(8,107)	$625

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities		Corporate Debt Securities
	Total	Investment Grade	Non-Investment Grade	Investment Grade	Non-Investment Grade	Residual Securities	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2009	$624,351	$527,109	$10,216	$1,294	$35,670	$50,062	$(14,142)
Total gains or (losses): (1)
Included in earnings	(55,119)	2,629	193	12	(61,810)	3,857	409
Included in other comprehensive loss (unrealized) (2)	105,387	101,456	1,363	(408)	27,996	(25,020)	—
Purchases, issuances, sales, settlements (3)	(652,734)	(613,582)	(13,850)	(38)	3,635	(28,899)	—
Transfer from investment grade to non-investment grade	—	(17,612)	17,612	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—	—	—

Ending balance, September 30, 2009	$21,885	$—	$15,534	$860	$5,491	$—	$(13,733)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at September 30, 2009	$(61,896)	$—	$—	$—	$(61,896)	$—	$(409)
_______________________

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

(3)
Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold or settled during the period. The amounts are recorded at their end of period fair values. In May 2009, the Company desecuritized its portfolio of private-label mortgage-backed securities, resulting in a $635.6 million decrease in Level 3 investment grade mortgage-backed securities for the nine months ended September 30, 2009.

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

The Company’s Level 3 available-for-sale securities include one private-label mortgage-backed security and three pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has been inactive since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

For the private-label mortgage-backed security, the Company determined fair value by using the appropriate combination of the market approach reflecting current broker prices and a discounted cash flow approach. The values resulting from each approach (i.e., market and income approaches) were weighted to derive the final fair value on the private-label mortgage-backed security. For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the private-label mortgage-backed security and pooled trust preferred securities, the Company has made assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the securities. The losses recorded in the period are recognized in noninterest income.

Equity Swap Agreements – The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the Hang Seng China Enterprise Index (“HSCEI”). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a $197.3 thousand adjustment to the valuation of the equity swap agreements for the three months ended September 30, 2010. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party that the Company places reliance on.

Derivatives Payable – The Company’s derivatives payable are recorded in conjunction with certain certificate of deposits (“host instrument”). These CDs pay interest based on changes in either the HSCEI or based on changes in the Chinese currency Renminbi (“RMB”) as designated and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company’s consideration of its own credit risk resulted in a $40.3 thousand adjustment to the valuation of the derivative liabilities for the three months ended September 30, 2010. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

Foreign Exchange Options – The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. The Company has also considered the counterparty’s credit risk in determining the valuation. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Mortgage Servicing Assets (“MSAs”) – The Company records MSAs in conjunction with its loan sale and securitization activities since the servicing of the underlying loans is retained by the Bank. MSAs are initially measured at fair value using an income approach. The initial fair value of MSAs is determined based on the present value of estimated net future cash flows related to contractually-specified servicing fees. The valuation for MSAs falls within Level 3 of the fair value hierarchy since there are no quoted prices for MSAs and the significant inputs used to determine fair value are not directly observable. The valuation of MSAs is determined using a discounted cash flow approach utilizing the appropriate yield curve and several market-derived assumptions including prepayment speeds, servicing cost, delinquency and foreclosure costs and behavior, and float earnings rate. Net cash flows are present valued using a market-derived discount rate. The resulting fair value is then compared to recently observed bulk market transactions with similar characteristics.

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

Other Real Estate Owned – The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans, and are recorded at estimated fair value at the time of foreclosure and at the lower of cost or estimated fair value subsequent to acquisition. The fair values of OREO properties are based on third-party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $16.9 million included in the condensed consolidated balance sheets as of September 30, 2010 is recorded net of estimated disposal costs.

Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Notional or		Notional or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$859,694	$859,694	$835,141	$835,141
Short-term investments	381,799	381,799	510,788	510,788
Fed Funds Sold	75,000	75,000	—	—
Securities purchased under resale agreements	350,000	350,276	227,444	232,693
Investment securities available-for-sale	2,907,349	2,907,349	2,564,081	2,564,081
Loans receivable, net	13,299,186	13,276,174	13,844,840	13,519,060
Investment in Federal Home Loan Bank stock	169,453	169,453	180,217	180,217
Investment in Federal Reserve Bank stock	47,285	47,285	36,785	36,785
Accrued interest receivable	79,879	79,879	82,370	82,370
Equity swap agreements	83,584	2,828	38,828	14,177
Foreign exchange options	25,000	1,065	—	—

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	8,480,110	7,771,750	7,088,822	6,214,848
Time deposits	6,817,861	6,825,371	7,898,791	7,912,384
Federal Home Loan Bank advances	1,018,074	1,037,512	1,805,387	1,791,326
Securities sold under repurchase agreements	1,045,664	1,279,892	1,026,870	1,265,565
Notes payable	45,223	45,223	7,366	7,366
Accrued interest payable	15,128	15,128	19,386	19,386
Long-term debt	235,570	122,107	235,570	103,442
Derivatives payable	75,628	2,601	38,828	14,185

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

Loans Receivable, Net (includes covered and non-covered loans) – The fair value of loans is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of credit for such loans.

Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock – The carrying amounts approximate fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates fair value due to its short-term nature.

Equity Swap Agreements – The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to maturity. We also considered the counterparty’s credit risk in determining the fair value.

Foreign Exchange Options – The fair value of the derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. We also considered the counterparty’s credit risk in determining the fair value.

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

Securities Sold Under Repurchase Agreements – For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

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

Derivatives Payable – Derivatives payable are recorded in conjunction with certain certificate of deposits (“host instrument”). These CDs pay interest based on changes in the either the HSCEI or based on changes in the RMB as designated. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2010, total compensation cost recognized in the condensed consolidated statements of operations related to stock options and restricted stock awards amounted to $2.3 million and $6.2 million, respectively, with related tax benefit of $61 thousand and tax liability of $156 thousand, respectively.

During the three and nine months ended September 30, 2009, total compensation cost recognized in the condensed consolidated statements of operations related to stock options and restricted stock awards amounted to $1.5 million and $4.4 million, respectively, with related tax benefits of $614 thousand and $1.8 million, respectively.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
				(In thousands)

Outstanding at beginning of period	1,927,515	$21.59

Granted	-	-
Exercised	(167,631)	11.41
Forfeited or expired	(174,895)	16.29

Outstanding at end of period	1,584,989	$23.25	2.65 years	$2,107

Vested or expected to vest at end of period	1,558,684	$23.28	2.62 years	$2,064

Exercisable at end of period	1,163,949	$23.93	2.01 years	$1,673
_______________________

(1)	Includes in-the-money options only.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The Company did not issue any stock options during the nine months ended September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010 (5)	2009 (5)	2010 (5)	2009

Expected term (1)	—	—	—	4 years
Expected volatility (2)	—	—	—	60.5%
Expected dividend yield (3)	—	—	—	0.6%
Risk-free interest rate (4)	—	—	—	1.8%
_______________________

(1)	The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)	The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3)	The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4)	The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5)	The Company did not issue any stock options during the nine months ended September 30, 2010 or the three months ended September 30, 2009.

During the three and nine months ended September 30, 2010 and 2009, information related to stock options is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average fair value of stock options granted during the period (1)	—	—	—	$3.00
Total intrinsic value of options exercised (in thousands)	$353	$8	$989	$13
Total fair value of options vested (in thousands)	$32	$74	$2,108	$1,512
_______________________

(1)	The Company did not issue any stock options during the nine months ended September 30, 2010 or the three months ended September 30, 2009.

As of September 30, 2010, total unrecognized compensation cost related to stock options amounted to $1.1 million. The cost is expected to be recognized over a weighted average period of 2.0 years.

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”) places additional restrictions on restricted stock grants. The executive compensation standards are more stringent under ARRA than those in effect under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

A summary of the activity for restricted stock as of September 30, 2010, including changes during the nine months then ended, is presented below:

		Weighted
		Average
	Shares	Price

Outstanding at beginning of period	864,717	$20.12

Granted	1,027,380	$16.82
Vested	(125,175)	$28.59
Forfeited or expired	(293,105)	$17.75

Outstanding at end of period	1,473,817	$17.54

The weighted average fair values of restricted stock awards granted during the nine months ended September 30, 2010 and 2009 were $16.82 and $7.42, respectively.

As of September 30, 2010, total unrecognized compensation cost related to restricted stock awards amounted to $15.0 million. This cost is expected to be recognized over a weighted average period of 2.5 years.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of September 30, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$20,838	$902	$—	$21,740
U.S. Government agency and U.S. Government sponsored enterprise
debt securities	1,201,878	4,987	(30)	1,206,835
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	19,791	704	—	20,495
Residential mortgage-backed securities	326,577	12,430	—	339,007
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	21,335	—	(8,501)	12,834
Corporate debt securities:
Investment grade	1,168,667	10,206	(3,442)	1,175,431
Non-investment grade (1)	35,915	80	(11,396)	24,599
U.S. Government sponsored enterprise equity securities	—	—	—	—
Other securities	103,987	2,596	(175)	106,408

Total investment securities available-for-sale	$2,898,988	$31,905	$(23,544)	$2,907,349

As of December 31, 2009
Investment securities available-for-sale:
U.S. Treasury securities	$304,105	$8	$(641)	$303,472
U.S. Government agency and U.S. Government sponsored enterprise
debt securities	841,953	507	(10,435)	832,025
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	25,503	852	—	26,355
Residential mortgage-backed securities	707,290	17,863	(805)	724,348
Municipal securities	59,264	1,027	(98)	60,193
Other residential mortgage-backed securities:
Investment grade	95,181	827	(492)	95,516
Non-investment grade	50,843	368	(9,601)	41,610
Corporate debt securities:
Investment grade	441,606	20,428	(1,138)	460,896
Non-investment grade	26,277	—	(17,416)	8,861
U.S. Government sponsored enterprise equity securities	1,998	—	(216)	1,782
Other securities	9,023	—	—	9,023

Total investment securities available-for-sale	$2,563,043	$41,880	$(40,842)	$2,564,081
_______________________

(1)
For the nine months ended September 30, 2010, the Company recorded $10.3 million, on a pre-tax basis, of OTTI through earnings and $7.2 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income. The Company recorded $107.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $8.2 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2009.

The Company did not have any investment securities held-to-maturity as of September 30, 2010 and December 31, 2009.

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

Prices from third-party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations that utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

As a result of the global financial crisis and illiquidity in the U.S. markets, the Company believes current broker prices obtained on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. In light of these circumstances, the Company has modified its approach in determining the fair values of these securities. For the pooled trust preferred securities and the private-label mortgage-backed security, the Company determined their fair values using the methodologies set forth in Note 3.

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Beginning balance	$114,891	$37,647	$107,671	$—

Addition of other-than-temporary impairment that was not previously
recognized	—	3,855	—	29,084
Additional increases to the amount related to the credit loss for which
an other-than-temporary impairment was previously recognized	888	20,394	8,108	32,812

Ending balance	$115,779	$61,896	$115,779	$61,896

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of September 30, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government
sponsored enterprise debt securities	58,028	(30)	—	—	58,028	(30)
U.S. Government agency and U.S. Government
sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	12,834	(8,501)	12,834	(8,501)
Corporate debt securities:
Investment grade	449,442	(3,442)	—	—	449,442	(3,442)
Non-investment grade	8,263	(101)	9,264	(11,295)	17,527	(11,396)
U.S. Government sponsored enterprise equity
securities	—	—	—	—	—	—
Other securities	15,377	(175)	—	—	15,377	(175)

Total investment securities available-for-sale	$531,110	$(3,748)	$22,098	$(19,796)	$553,208	$(23,544)

As of December 31, 2009
Investment securities available-for-sale:
U.S. Treasury securities	$253,002	$(641)	$—	$—	$253,002	$(641)
U.S. Government agency and U.S. Government
sponsored enterprise debt securities	673,067	(10,435)	—	—	673,067	(10,435)
U.S. Government agency and U.S. Government
sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	55,947	(805)	—	—	55,947	(805)
Municipal securities	12,369	(98)	—	—	12,369	(98)
Other residential mortgage-backed securities:
Investment grade	47,343	(492)	—	—	47,343	(492)
Non-investment grade	19,970	(1,011)	12,739	(8,590)	32,709	(9,601)
Corporate debt securities:
Investment grade	32,342	(97)	978	(1,041)	33,320	(1,138)
Non-investment grade	—	—	8,861	(17,416)	8,861	(17,416)
U.S. Government sponsored enterprise equity
securities	1,782	(216)	—	—	1,782	(216)
Other securities	—	—	—	—	—	—

Total investment securities available-for-sale	$1,095,822	$(13,795)	$22,578	$(27,047)	$1,118,400	$(40,842)

As of September 30, 2010, there were six individual securities that have been in a continuous unrealized loss position for 12 months or more. These securities are comprised of five trust preferred securities with a total fair value of $9.3 million and one mortgage-backed security with a fair value of $12.8 million. In addition, as of September 30, 2010, there were also 47 securities that have been in a continuous unrealized loss position for less than 12 months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their amortized cost basis. As such, the Company does not deem these securities to be other-than-temporarily impaired.

Corporate Debt Securities

The majority of unrealized losses at September 30, 2010 are related to five trust preferred debt securities with unrealized losses of 12 months or longer. As of September 30, 2010, these trust preferred securities had an estimated fair value of $9.3 million, representing less than 1% of the total investment securities available-for-sale portfolio. One security was downgraded to non-investment grade during the second quarter of 2010. The ratings for the other four trust preferred securities were downgraded to non-investment grade status during 2009 due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments. As of September 30, 2010, these non-investment grade debt instruments had gross unrealized losses amounting to $11.3 million, or 55% of the total amortized cost basis of these securities, comprised of $4.1 million in impairment losses on securities that are not other than temporarily impaired and $7.2 million in noncredit-related impairment losses on securities that are other than temporarily impaired as of September 30, 2010 pursuant to the provisions of ASC 320-10-65. As a result of the previously discussed diminishing collateral values, deteriorating cash flows and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $888 thousand on our portfolio of pooled trust preferred securities during the third quarter of 2010 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

Mortgage-Backed Securities

As of September 30, 2010, the Company had one private-label available-for-sale mortgage-backed security with a fair value of $12.8 million, with a gross unrealized loss of $8.5 million, or 40% of the amortized cost basis of this security, for more than 12 months. This security is collateralized by single-family loans and secured by the first lien on these residential properties. Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral will be covered by a monoline insurance provider. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis. As such, the Company does not deem this security to be other-than-temporarily impaired as of September 30, 2010.

The scheduled maturities of investment securities available-for-sale at September 30, 2010 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$1,127,432	$1,125,464
Due after one year through five years	652,851	660,797
Due after five years through ten years	598,459	601,553
Due after ten years	520,246	519,535

Total investment securities available-for-sale	$2,898,988	$2,907,349

NOTE 6 — COVERED ASSETS AND FDIC INDEMNIFICATION ASSET

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the Washington First International Bank (“WFIB”) Acquisition on June 11, 2010 and in the United Commercial Bank (“UCB”) Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements (the “shared-loss agreements”) with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by UCB, excluding the loans originated by UCB in

China under its United Commercial Bank China (Limited) subsidiary. The Company will share in the losses, which begins with the first dollar of loss incurred, on covered assets under the shared-loss agreements.

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both WFIB and UCB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The commercial loan shared-loss agreement and single-family residential mortgage loan shared-loss agreement are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of September 30, 2010, the Company’s estimate for this liability for WFIB and UCB is $7.0 million and zero, respectively.

At each date of acquisition, we accounted for the loan portfolio acquired from the respective bank at fair value. This represents the discounted value of the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). In the determination of contractual cash flows and cash flows expected to be collected, we assume no prepayment on the ASC 310-30 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the ASC 310-30 accrual loans for single-family, multifamily and commercial real estate, we used a third party vendor to obtain prepayment speeds, in order to be consistent with the market participant’s notion of the accounting standards. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, and commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As the advances on these commitments have increased, the bank has considered these amounts in the general reserve of the allowance for loan losses calculation. Therefore, as of September 30, 2010, $3.9 million, or 1.6%, of the total allowance is allocated to covered loans not accounted for under ASC 310-30. However, any additional advances, up to the total commitment outstanding at the date of acquisition are still covered under the shared-loss agreements. The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of September 30, 2010, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

The carrying amounts and the composition of the covered loans as of September 30, 2010 and December 31, 2009 are as follows:

	Credit	Other
	Impaired	Loans	Total
	(In thousands)
As of September 30, 2010
Real estate loans:
Residential single-family	$18,995	$571,524	$590,519
Residential multifamily	119,329	1,009,107	1,128,436
Commercial and industrial real estate	732,914	1,420,300	2,153,214
Construction and land	896,256	260,785	1,157,041

Total real estate loans	1,767,494	3,261,716	5,029,210

Other loans:
Commercial business	347,738	745,547	1,093,285
Other consumer	235	109,346	109,581

Total other loans	347,973	854,893	1,202,866

Total principal balance	2,115,467	4,116,609	6,232,076
Covered discount	(804,597)	(448,077)	(1,252,674)

Net valuation of loans	1,310,870	3,668,532	4,979,402
Allowance on covered loans	—	(3,900)	(3,900)

Total covered loans, net	$1,310,870	$3,664,632	$4,975,502

As of December 31, 2009
Real estate loans:
Residential single-family	$22,325	$614,814	$637,139
Residential multifamily	158,452	1,012,073	1,170,525
Commercial and industrial real estate	900,165	1,521,536	2,421,701
Construction and land	1,236,228	237,142	1,473,370

Total real estate loans	2,317,170	3,385,565	5,702,735

Other loans:
Commercial business	603,507	677,772	1,281,279
Other consumer	422	122,387	122,809

Total other loans	603,929	800,159	1,404,088

Total principal balance	2,921,099	4,185,724	7,106,823
Covered discount	(1,033,720)	(474,948)	(1,508,668)

Net valuation of loans	1,887,379	3,710,776	5,598,155
Allowance on covered loans	—	—	—

Total covered loans, net	$1,887,379	$3,710,776	$5,598,155

At September 30, 2010 and December 31, 2009, $425.0 million and $675.6 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonperforming loans. The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In thousands)

Covered nonaccrual loans (1)	$424,956	$675,625
Covered loans past due 90 days or more but not on nonaccrual	—	—

Total nonperforming loans	424,956	675,625

Other real estate owned covered, net	137,353	44,273

Total covered nonperforming assets	$562,309	$719,898
_______________________

(1)	Covered nonaccrual loans meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.

As of September 30, 2010, we had 103 covered OREO properties with a combined aggregate carrying value of $137.4 million. Approximately 53% of covered OREO properties as of September 30, 2010 were located in California. As of December 31, 2009, we had 61 covered OREO properties with an aggregate carrying value of $44.3 million. During the first nine months of 2010, we added 81 properties with an aggregate carrying value of $188.2 million as of the date added. The aggregate carrying value at September 30, 2010 includes $32.5 million in net writedowns and $680 thousand in net principal reductions on covered OREO. Included in the $188.2 million are 26 properties acquired with a fair value of $23.4 million on June 11, 2010 through the WFIB acquisition. During the first nine months of 2010, we sold 65 covered OREO properties with a total carrying value of $61.2 million resulting in a total combined net loss on sale of $740 thousand.

The following table shows the carrying amounts for the covered loans as of September 30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009
	(In thousands)

Contractually required payments of interest and principal	$7,219,331	$8,178,212
Nonaccretable difference	(1,281,455)	(1,596,950)

Cash flows expected to be collected (1)	5,937,876	6,581,262
Accretable difference	(958,474)	(983,107)

Carrying value of covered loans	$4,979,402	$5,598,155
_______________________

(1)	Represents undiscounted expected principal and interest cash flows.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Balance at beginning of period	$986,389	$—	$983,107	$—
Additions (1)	—	—	84,556	—
Accretion	(3,601)	—	(11,118)	—
Cash receipts, disposals and change in cash flows	(24,314)	—	(98,071)	—

Balance at end of period	$958,474	$—	$958,474	$—

(1)	The additions included above for the nine months ended September 30, 2010, resulted from the June 11, 2010 WFIB acquisition.

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

From December 31, 2009 to September 30, 2010, excluding scheduled principal payments, a total of $834.7 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold or transferred to covered OREO. As a result of this activity, management adjusted the prepayment assumptions in the third quarter to reflect the shorter duration resulting from historical paydown activities. The loan discount of $91.4 million related to these payoffs and removals was recorded as an adjustment to interest income in the first nine months of 2010.

FDIC Indemnification Asset

For the three and nine months ended September 30, 2010, the Company recorded $7.1 million and $29.2 million, respectively, of accretion into income. Additionally, because of the high prepayment and removals activity during this timeframe, the Company reduced the FDIC indemnification asset by $79.4 million and $287.4 million for the three and nine months, respectively, ended September 30, 2010, and recorded the adjustment to noninterest income (loss). Due to the acquisition of WFIB in the second quarter of 2010, $41.1 million of additional FDIC indemnification asset was recorded.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Balance at beginning of period	$947,011	$—	$1,091,814	$—
Addition due to WFIB acquisition	—	—	41,131	—
Accretion	7,118	—	29,210	—
Reductions (1) (2)	(79,370)	—	(287,396)	—

Balance at end of period	$874,759	$—	$874,759	$—

_______________________

(1)	Reductions relate to higher cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales.

(2)
For the three and nine months ended September 30, 2010, the reduction amounts of $79.4 million and $287.4 million, respectively, also include chargeoffs, of which $70.8 million and $188.8 million, respectively, of these chargeoffs are recoverable from the FDIC and recorded in other assets.

FDIC Receivable

As of September 30, 2010, the FDIC loss sharing receivable was $66.3 million. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include chargeoffs, loan related expenses and OREO related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan related and OREO expenses are recorded as non-interest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

NOTE 7 — ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Allowance balance, beginning of period	$249,462	$223,700	$238,833	$178,027
Allowance for unfunded loan commitments and letters of credit	1,133	(1,051)	(790)	(617)
Provision for loan losses	38,648	159,244	170,325	388,666
Impact of desecuritization	—	—	—	9,262

Chargeoffs:
Single-family real estate	14,620	8,371	21,846	26,487
Multifamily real estate	7,541	7,235	20,511	11,333
Commercial real estate	11,967	23,715	33,665	39,574
Land	4,848	40,397	45,278	86,519
Construction	4,064	56,354	30,026	134,880
Commercial business	4,939	17,696	24,836	50,873
Automobile	8	6	104	41
Other consumer	324	109	1,653	1,727

Total chargeoffs	48,311	153,883	177,919	351,434

Recoveries:
Single-family real estate	—	337	543	563
Multifamily real estate	15	4	573	222
Commercial and industrial real estate	188	610	1,849	1,207
Land	612	409	4,449	825
Construction	—	768	657	1,734
Commercial business	2,400	484	5,454	2,132
Automobile	6	14	49	45
Other consumer	33	14	163	18

Total recoveries	3,254	2,640	13,737	6,746

Net chargeoffs	45,057	151,243	164,182	344,688

Allowance balance, end of period (1) (2)	$244,186	$230,650	$244,186	$230,650

Average non-covered loans outstanding	$8,499,048	$8,471,766	$8,525,484	$8,305,602
Total gross non-covered loans outstanding, end of period	$8,616,361	$8,419,475	$8,616,361	$8,419,475
Annualized net chargeoffs to average non-covered loans
outstanding	2.12%	7.14%	2.57%	5.53%
Allowance for loan losses on non-covered loans to total gross
non-covered loans outstanding, end of period	2.79%	2.74%	2.79%	2.74%
___________________

(1)
Included in consumer loans are Federal Family Education Loan Program (FFELP) student loans. FFELP student loans are guaranteed by the U.S. Department of Education. Because of the guarantee there is no allowance allocated for these loans.

(2)
Included in the allowance is $3.9 million related to covered loans at September 30, 2010. This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates and, therefore, are covered under the shared-loss agreements with the FDIC. Allowance on these subsequent drawdowns is accounted for as part of our analysis of the adequacy of the allowance.

At September 30, 2010, the allowance for loan losses amounted to $244.2 million which includes $3.9 million allocated to covered loans. Prior to the third quarter of 2010, the total allowance was allocated to non-covered loans. At September 30, 2010, the allowance for loan losses on non-covered loans amounted to $240.3 million, or 2.79% of total gross non-covered loans, compared with the allowance for loan losses of $238.8 million, or 2.81% of total gross non-covered loans, at December 31, 2009, and the allowance of loan losses of $230.7 million, or 2.74% of total gross non-covered loans, at September 30, 2009. The increase in the allowance for loan losses is primarily due to the $170.3 million in provisions for loan losses recorded during the first nine months of 2010 offset by net chargeoffs of $164.2 million. This compares to $388.7 million in provisions for loan losses recorded during the first nine months of 2009 and $9.3 million recorded during the second quarter of 2009 in conjunction with the desecuritization of single-family and multifamily loans completed in May 2009, offset by net chargeoffs of $344.7 million.

NOTE 8 — PREMISES AND EQUIPMENT

At September 30, 2010, total premises and equipment was $197.2 million with accumulated depreciation and amortization of $58.7 million and a net value of $138.5 million. At December 31, 2009, total premises and equipment was $107.4 million with accumulated depreciation and amortization of $48.3 million and a net value of $59.1 million. The increase in total premises and equipment during the first nine months of 2010 is primarily due to the purchase of several properties and equipment totaling approximately $84.0 million as part of the FDIC-assisted transactions of WFIB and UCB.

Capitalized assets are depreciated or amortized on a straight-line basis in accordance with the estimated useful life for each fixed asset class. The estimated useful life for furniture and fixtures is seven years; office equipment is for five years and twenty-five years for buildings and improvements. Leasehold improvements are amortized over the shorter of the term of the lease or useful life.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of September 30, 2010 and December 31, 2009. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of September 30, 2010, the Company’s market capitalization based on total outstanding common and preferred shares was $2.79 billion and its total stockholders’ equity was $2.38 billion. The Company performed its annual impairment test as of December 31, 2009 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of September 30, 2010 and December 31, 2009, the gross carrying amount of premiums on acquired deposits totaled $117.6 million and $116.6 million, respectively, and the related accumulated amortization totaled $34.9 million and $26.9 million, respectively. In June 2010, the Company recorded $3.1 million in premiums on deposits acquired in the WFIB acquisition. In November 2009, the Company recorded $74.4 million in premiums on deposits acquired in the UCB acquisition.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $3.4 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, and $10.0 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the three months ending December 31, 2010 and the succeeding four years:

Estimated Future Amortization Expense of Premiums on Acquired Deposits	Amount
(In thousands)

Three Months Ending December 31, 2010	$3,294
Year Ending December 31, 2011	12,572
Year Ending December 31, 2012	11,176
Year Ending December 31, 2013	9,660
Year Ending December 31, 2014	8,775

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Credit Extensions – In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of September 30, 2010 and December 31, 2009, undisbursed loan commitments amounted to $1.85 billion and $2.46 billion, respectively. Commercial and standby letters of credit amounted to $723.1 million and $715.2 million as of September 30, 2010 and December 31, 2009, respectively.

Guarantees – From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default.  As of September 30, 2010, total loans sold or securitized with recourse amounted to $465.0 million and were comprised of $62.8 million in single-family loans with full recourse and $402.2 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $497.5 million at December 31, 2009, comprised of $72.6 million in single-family loans with full recourse and $425.0 million in multifamily loans with limited recourse. The recourse provision on multifamily loans is limited to 2.5% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $4.5 million as of September 30, 2010 and $2.9 million as of December 31, 2009, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2010 and December 31, 2009, the amount of loans sold without recourse totaled $1.29 billion and $1.50 billion, respectively. Total loans securitized without recourse amounted to $331.3 million and $358.1 million, respectively, at September 30, 2010 and December 31, 2009. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation – Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2010. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations or liquidity of the Company or the Bank.

NOTE 11 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering – In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred stock into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred stock to be converted into shares of the Company’s common stock. Dividends on the Series A preferred stock, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share, on February 1, May 1, August 1 and November 1 of each year. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of September 30, 2010, 85,741 shares were outstanding.

Series B Preferred Stock Offering – On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B”), with a liquidation preference of $1,000 per share. The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S. Treasury’s Capital Purchase Program (“TCPP”).  The Series B preferred stock will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the investment date and thereafter at a rate of 9% per annum. The Series B preferred stock is transferable by the U.S. Treasury at any time. Subject to the approval of the Federal Reserve Board, the Series B preferred stock may be reacquired by the Company at 100% of liquidation preference (plus any accrued and unpaid dividends).

Series C Preferred Stock – On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of our common stock upon conversion of the 335,047 shares of the Series C Preferred Stock. The Series C Preferred Stock was subsequently automatically converted into shares of our common stock on March 30, 2010, and, as a result, no shares of the Series C Preferred Stock remain outstanding.

Warrants – During 2008, in conjunction with the Series B preferred stock offering, the Company issued warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million. The warrants may be exercised at any time on or before December 5, 2018. During the fourth quarter of 2009, the Company received a 50% reduction in the warrants we issued to the U.S. Treasury in conjunction with the TARP capital we received in December 2008. This adjustment to the warrants was due to the fact that within one year of issuance, the Company raised new capital in excess of the TARP capital issued in December, 2008. The warrants, and all rights under the warrants, are freely transferable. As of September 30, 2010, there were 1,517,555 warrants outstanding.

Quarterly Dividends – On October 25, 2010, the Company’s Board of Directors declared fourth quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock, payable on or about November 1, 2010 to shareholders of record on October 15, 2010. On October 25, 2010, the Company’s Board of Directors declared and paid quarterly preferred cash dividends on its Series B preferred stock. Total cash dividends accrued and paid in conjunction with the Company’s Series A and B preferred stock amounted to $5.5 million and $16.6 million during the three and first nine months of 2010, respectively.

On October 25, 2010, the Company’s Board of Directors declared quarterly common stock cash dividends of $0.01 per share, payable on or about November 24, 2010 to shareholders of record on November 10, 2010. Cash dividends totaling $1.5 million and $4.1 million were paid to the Company’s common shareholders during the third quarter and first nine months of 2010, respectively.

Earnings (Loss) Per Share (“EPS”) – The actual number of shares outstanding at September 30, 2010 was 147,981,714. Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated on the basis of the weighted-average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.

The following table sets forth earnings (loss) per share calculations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income (loss) before extraordinary items	$46,951			$(68,531)
Less: Preferred stock dividends, amortization of
preferred stock discount and inducement of
preferred stock conversion	(6,732)			(10,620)

Income (loss) available to common stockholders
before extraordinary item	40,219			(79,151)
Extraordinary item – impact of desecuritization	—			—

BASIC EPS
Income (loss) available to common stockholders
after extraordinary item	40,219	146,454	$0.27	(79,151)	86,538	$(0.91)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	126		—	—
Restricted stock	4	430		—	—
Stock warrants	—	103		—	—
Convertible preferred stock	—	—		—	—

Income (loss) available to common stockholders
before extraordinary item	40,223	147,113		(79,151)	86,538
Extraordinary item – impact of desecuritization	—	—		—	—

DILUTED EPS
Income (loss) available to common stockholders
after extraordinary item plus assumed
conversions	$40,223	147,113	$0.27	$(79,151)	86,538	$(0.91)

	Nine Months Ended September 30,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income (loss) before extraordinary items	$108,215			$(177,722)
Less: Preferred stock dividends, amortization of
preferred stock discount and inducement of
preferred stock conversion	(19,017)			(42,986)

Income (loss) available to common stockholders
before extraordinary item	89,198			(220,708)	70,967	$(3.11)
Extraordinary item – impact of desecuritization	—			(5,366)	70,967	(0.08)

BASIC EPS
Income (loss) available to common stockholders
after extraordinary item	89,198	134,396	$0.66	(226,074)	70,967	$(3.19)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	150		—	—
Restricted stock	10	344		—	—
Stock warrants	—	156		—	—
Convertible preferred stock	—	11,947		—	—

Income (loss) available to common stockholders
before extraordinary item	89,208	146,993		(220,708)	70,967	$(3.11)
Extraordinary item – impact of desecuritization	—	—		(5,366)	70,967	(0.08)

DILUTED EPS
Income (loss) available to common stockholders
after extraordinary item plus assumed
conversions	$89,208	146,993	$0.61	$(226,074)	70,967	$(3.19)

The following outstanding convertible preferred stock, stock options and restricted stock for the three and nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Convertible preferred stock	5,573	6,169	5,573	10,547
Stock options	1,087	1,922	1,083	1,964
Restricted stock	32	583	271	802

NOTE 12 — BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting:  1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses and whose operating results are regularly reviewed by the Company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available. With the acquisition of UCB in November 2009, a fourth segment was added.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$69,311	$143,729	$18,360	$231,400
Charge for funds used	(29,159)	(46,446)	21,583	(54,022)

Interest spread on funds used	40,152	97,283	39,943	177,378

Interest expense	(26,851)	(5,885)	(15,859)	(48,595)
Credit on funds provided	48,391	2,431	3,200	54,022

Interest spread on funds provided	21,540	(3,454)	(12,659)	5,427

Net interest income	$61,692	$93,829	$27,284	$182,805

Provision for loan losses	$26,261	$12,387	$—	$38,648
Depreciation, amortization and accretion	(2,796)	(15,774)	2,543	(16,027)
Goodwill	320,566	16,872	—	337,438
Segment pretax profit (loss)	(18,021)	64,698	26,850	73,527
Segment assets	6,450,883	9,728,305	4,238,058	20,417,246

	Three Months Ended September 30, 2009
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$55,364	$61,039	$31,521	$147,924
Charge for funds used	(17,024)	(16,822)	(36,441)	(70,287)

Interest spread on funds used	38,340	44,217	(4,920)	77,637

Interest expense	(21,648)	(3,680)	(26,716)	(52,044)
Credit on funds provided	32,132	3,157	34,998	70,287

Interest spread on funds provided	10,484	(523)	8,282	18,243

Net interest income	$48,824	$43,694	$3,362	$95,880

Provision for loan losses	$65,184	$94,060	$—	$159,244
Depreciation, amortization and accretion	2,512	1,354	1,409	5,275
Goodwill	320,566	16,872	—	337,438
Segment pretax loss	(44,984)	(56,767)	(19,557)	(121,308)
Segment assets	4,292,102	4,660,368	3,533,460	12,485,930

	Nine Months Ended September 30, 2010
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$244,274	$498,183	$61,179	$803,636
Charge for funds used	(87,078)	(111,119)	11,406	(186,791)

Interest spread on funds used	157,196	387,064	72,585	616,845

Interest expense	(89,422)	(19,015)	(47,047)	(155,484)
Credit on funds provided	161,796	11,738	13,257	186,791

Interest spread on funds provided	72,374	(7,277)	(33,790)	31,307

Net interest income	$229,570	$379,787	$38,795	$648,152

Provision for loan losses	$59,976	$110,349	$—	$170,325
Depreciation, amortization and accretion	(10,749)	(58,517)	5,363	(63,903)
Goodwill	320,566	16,872	—	337,438
Segment pretax profit (loss)	(4,363)	128,832	45,734	170,203
Segment assets	6,450,883	9,728,305	4,238,058	20,417,246

	Nine Months Ended September 30, 2009
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)

Interest income	$164,304	$185,437	$89,439	$439,180
Charge for funds used	(48,702)	(48,926)	(145,265)	(242,893)

Interest spread on funds used	115,602	136,511	(55,826)	196,287

Interest expense	(73,196)	(12,942)	(89,221)	(175,359)
Credit on funds provided	116,897	12,479	113,517	242,893

Interest spread on funds provided	43,701	(463)	24,296	67,534

Net interest income (expense)	$159,303	$136,048	$(31,530)	$263,821

Provision for loan losses	$144,561	$244,105	$—	$388,666
Depreciation, amortization and accretion	8,584	3,226	5,037	16,847
Goodwill	320,566	16,872	—	337,438
Segment pretax loss	(84,964)	(136,334)	(83,214)	(304,512)
Segment assets	4,292,102	4,660,368	3,533,460	12,485,930

NOTE 13 - BUSINESS COMBINATIONS

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

June 11, 2010
(In thousands)
ASSETS
Cash and cash equivalents	$67,186
Investment securities	37,532
Core deposit intangible	3,065
Loans covered by FDIC loss sharing (gross balance
$395,156 and shown net of discount of $84,174)	310,982
Loans not covered by FDIC loss sharing	2,869
FDIC indemnification asset	41,131
Other real estate owned covered, net	23,443
Other assets	6,380

Total assets acquired	492,588

LIABILITIES
Deposits	395,910
FHLB advances	65,348
Securities sold under repurchase agreements	1,937
Deferred tax liability	8,189
Other liabilities	9,917

Total liabilities assumed	481,301

NET ASSETS ACQUIRED (after-tax gain)	$11,287

The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $51.7 million. In the WFIB acquisition, the book value of net assets transferred to the Bank was $486.3 million. The pre-tax gain of $19.5 million or the after-tax gain of $11.3 million recognized by the Company is considered a bargain purchase transaction under ASC 805 Business Combinations since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as non-interest income in the Company's September 30, 2010 condensed consolidated statements of operations.

As of September 30, 2010 WFIB’s operations are partially integrated and will be fully integrated in the fourth quarter.

Unaudited Pro Forma Results of Operations

The following table presents our unaudited pro forma results of operations for the nine-month periods presented as if the WFIB acquisition had been completed on January 1, 2010 and January 1, 2009, respectively. The unaudited pro forma results of operations include the historical accounts of the Company and WFIB and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2010 and 2009, respectively. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	For the Nine Months Ended
	September 30,
	2010 Combined	2009 Combined
	(In thousands)

Revenues (net interest income plus noninterest income)	$717,905	$256,977
Net earnings (loss)	$111,819	$(188,613)

Net income (loss) per share after extraordinary items:
Basic	$0.69	$(3.26)
Diluted	$0.63	$(3.26)

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

NOTE 14 — SUBSEQUENT EVENTS

Dividend Payout

On October 25, 2010, the Company’s Board of Directors approved the payment of fourth quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about November 1, 2010 to shareholders of record as of October 15, 2010. Additionally, the Board declared a dividend of $0.01 per share on the Company’s common stock payable on or about November 24, 2010 to shareholders of record as of November 10, 2010.

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

·	fair valuation of financial instruments;

·	investment securities;

·	covered loans;

·	FDIC indemnification asset;

·	allowance for loan losses;

·	other real estate owned;

·	loan sales;

·	goodwill impairment;

·	share-based compensation; and

·	income taxes and deferred tax asset valuation

Our significant accounting policies are described in greater detail in our 2009 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

At September 30, 2010, total assets were $20.4 billion as compared to $20.0 billion at June 30, 2010. During the third quarter, total loans decreased $157.8 million or 1% to $13.6 billion as a result of a decrease in covered loan balances of $300.0 million, offset by an increase in non-covered loans of $142.2 million. Investment securities increased $830.3 million or 40% during the quarter to $2.9 billion as a result of purchases of $1.7 billion of short-term corporate securities and agency securities, offset by sales of $177.4 million, as well as normal maturities, calls and paydowns. Deposits increased $379.3 million or 3% to $15.3 billion. During the quarter, we continued to deploy cash and short-term investments into shorter duration investment securities.

Gross loans at September 30, 2010 totaled $13.6 billion compared to $13.7 billion at June 30, 2010. During the quarter non-covered loan balances increased $142.2 million or 2%, to $8.6 billion at September 30, 2010. This increase in non-covered loans was largely driven by a $167.3 million increase in commercial and trade finance loans and a $111.4 million increase in consumer loans. The increases in the commercial and trade finance and consumer portfolios were partially offset by reduction in the commercial real estate, construction and land portfolios.  The net increase in non-covered loans was offset by decreases in the covered loan portfolio. Covered loans totaled $5.0 billion at September 30, 2010, as compared to $5.3 billion at June 30, 2010. The decrease in the covered loan portfolio was due to expected amortization paydowns, payoff and charge-off activity.

Deposit balances increased to a record $15.3 billion at September 30, 2010, compared to $14.9 billion at June 30, 2010. Total core deposits increased to a record $8.5 billion as of September 30, 2010, or an increase of $290.3 million or 4% from June 30, 2010. The increase in core deposits was largely driven by a $175.7 million or 7% increase in noninterest-bearing demand deposits which grew to a record $2.6 billion as of September 30, 2010.

The Bank remains committed to maintaining strong capital levels that exceed regulatory requirements. As of the end of the third quarter of 2010, our Tier 1 leverage capital ratio increased to 10.8%, Tier 1 risk-based capital ratio totaled 17.9% and the total risk-based capital ratio totaled 19.7%. The Bank exceeds well capitalized requirements for all regulatory guidelines by over $1.0 billion.

Noninterest income for the third quarter totaled $29.3 million, compared to noninterest income of $35.7 million in the second quarter of 2010 and a loss of $11.9 million in the third quarter of 2009. Noninterest income for the second quarter of 2010 included a purchase accounting gain of $19.5 million from the acquisition of WFIB. The loss in the third quarter of 2009 was primarily due to impairment losses on investment securities.

Included within noninterest income for the third quarter is an increase in the FDIC indemnification asset and receivable of $5.8 million. This amount is primarily comprised of an increase of $7.8 million due to expenses reimbursable by the FDIC offset by a decrease of $5.5 million due to the disposition of covered loans. Of the $7.8 million of expenses reimbursable by the FDIC, $4.6 million is related to net writedowns and expenses on other real estate owned, and $3.2 million is related to legal and other loan related expenses. Additionally, we recorded a net increase of $3.5 million related to discount accretion on the FDIC indemnification asset, settlement adjustments and recoveries.

During the third quarter we recorded $4.2 million in gains on sales of loans, primarily from the sale of student loans. We also sold $177.4 million in investment securities at a gain of $2.8 million and recorded impairment losses on investment securities totaling $888 thousand related to pooled trust preferred securities.

As compared to the third quarter of 2009, branch fees increased by $3.3 million or 70%, letters of credit fees and commissions increased $904 thousand or 46%, and ancillary loan fees increased $1.1 million or 93%, primarily due to the acquisition of UCB. In total, fees and other operating income increased $7.2 million or 71% for the third quarter of 2010 as compared to third quarter of 2009.  A summary of these fees and other operating income items is detailed below:

	Quarter Ended	Quarter Ended	% Change
	September 30, 2010	September 30, 2009	(Yr/Yr)
Noninterest income:
Branch fees	$7,976	$4,679	70%
Letters of credit fees and commissions	2,888	1,984	46%
Ancillary loan fees	2,367	1,227	93%
Other operating income	4,178	2,294	82%

Total fees & other operating income	$17,409	$10,184	71%

Noninterest expense totaled $99.9 million for the third quarter of 2010 compared to $125.3 million for the second quarter of 2010. The primary reason for the decrease in noninterest expense was due to a decrease in other real estate owned expenses to $5.7 million in the third quarter, compared to $21.0 million in the second quarter. In the second quarter, other real estate owned expenses were largely related to writedowns on covered assets which were foreclosed on. Additionally, in the third quarter, we recorded gains on sales of other real estate owned of $3.4 million, largely related to one asset, which reduced the net other real estate owned expenses to $5.7 million. Further, we recorded prepayment penalties of $3.9 million on FHLB advances in the second quarter which were included in other operating expenses. There were no FHLB advance prepayments in the third quarter.

A summary of the noninterest expenses for the third quarter, compared to the second quarter is detailed below:

	Quarter Ended	Quarter Ended
($ in thousands)	September 30, 2010	June 30, 2010
Total noninterest expense:	$99,945	$125,318
Amounts to be reimbursed on covered assets (80% of actual expense amount)	7,834	19,103
Prepayment penalty for FHLB advances	-	3,900

Noninterest expense excluding reimbursement amounts and prepayment penalty for FHLB advances	$92,111	$102,315

These noninterest expense items are non-core in nature. The Company believes that presenting the operating noninterest expense excluding such non-core items, a non-GAAP disclosure, provides more clarity to the users of financial statements regarding the core noninterest expense items.

Under the shared-loss agreements with the FDIC, 80% of eligible expenses on covered assets are reimbursable from the FDIC. In the third quarter, we incurred $9.8 million in expenses on covered loans and other real estate owned, 80%, or $7.8 million of which we expect to be reimbursed by the FDIC and is recorded as an increase to the FDIC receivable as noninterest income.

Results of Operations

Net income for the third quarter of 2010 totaled $47.0 million, compared with a net loss available to stockholders of $68.5 million for the third quarter of 2009. On a per diluted share basis, net income (loss) was $0.27 and $(0.91) for the third quarters of 2010 and 2009, respectively. Our annualized return on average total assets increased to 0.93% for the quarter ended September 30, 2010, from (2.17)% for the same period in 2009. The annualized return on average common stockholders’ equity increased to 8.11% for the third quarter of 2010, compared with (27.12)% for the third quarter of 2009.

       Components of Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Net interest income	$182.8	$95.9	$648.2	$263.8
Provision for loan losses	(38.6)	(159.2)	(170.3)	(388.7)
Noninterest income (loss)	29.3	(11.9)	56.5	(24.3)
Noninterest expense	(99.9)	(46.1)	(364.2)	(155.4)
(Provision) benefit for income taxes	(26.6)	52.8	(62.0)	126.9

Net income (loss) before extraordinary item	47.0	(68.5)	108.2	(177.7)
Impact of desecuritization, net of tax	—	—	—	(5.4)

Net income (loss) after extraordinary item	$47.0	$(68.5)	$108.2	$(183.1)

Annualized return on average total assets	0.93%	(2.17)%	0.72%	(1.94)%
Annualized return on average total equity	7.96%	(17.76)%	6.21%	(15.87)%
Annualized return on average common equity	8.11%	(27.12)%	6.47%	(27.46)%

Net Interest Income

Our primary source of revenue is net interest income which is $182.8 million and $648.2 million for the three and nine months ended, respectively. Net interest income is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the third quarter of 2010 totaled $182.8 million, a 91% increase over net interest income of $95.9 million for the same period in 2009.

Net interest margin, defined as net interest income divided by average interest earning assets, increased 90 basis points to 4.10% during the quarter ended September 30, 2010, from 3.20% during the third quarter of 2009. The increase in the net interest margin includes a yield adjustment of $5.5 million related to covered loan dispositions.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(In thousands)
ASSETS
Interest-earning assets:
Short-term investments and interest-bearing
deposits in other banks	$736,658	$2,362	1.27%	$897,527	$1,856	0.82%
Securities purchased under resale agreements	648,136	2,410	1.46%	91,033	2,153	9.25%
Investment securities held-to-maturity:
Taxable	—	—	—	761,615	11,886	6.24%
Tax-exempt (2) (3)	—	—	—	22,727	256	4.51%
Investment securities available-for-sale:
Taxable	2,482,951	15,725	2.51%	1,543,004	16,425	4.22%
Tax-exempt (2) (3)	—	—	—	—	—	—
Loans receivable	8,499,048	116,029	5.42%	8,471,766	114,512	5.36%
Loans receivable - covered	5,105,793	94,057	7.31%	—	—	—
FHLB and FRB stock	219,416	817	1.49%	123,514	918	2.97%

Total interest-earning assets	17,692,002	231,400	5.19%	11,911,186	148,006	4.93%

Noninterest-earning assets:
Cash and due from banks	668,277			124,708
Allowance for loan losses	(253,078)			(244,542)
Other assets	1,989,941			843,925

Total assets	$20,097,142			$12,635,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$731,267	550	0.30%	$342,922	286	0.33%
Money market accounts	4,162,847	7,103	0.68%	2,160,722	6,830	1.25%
Savings deposits	960,927	818	0.34%	421,844	608	0.57%
Time deposits	6,719,637	20,028	1.18%	4,398,704	19,246	1.74%
FHLB advances	1,020,640	5,725	2.23%	1,046,056	11,172	4.24%
Securities sold under repurchase agreements	1,047,697	12,189	4.55%	1,018,321	12,140	4.66%
Subordinated debt and trust preferred securities	235,570	1,685	2.80%	235,570	1,760	2.92%
Other borrowings	32,337	497	6.01%	1,385	2	0.57%

Total interest-bearing liabilities	14,910,922	48,595	1.29%	9,625,524	52,044	2.15%

Noninterest-bearing liabilities:
Demand deposits	2,436,031			1,335,131
Other liabilities	390,164			130,800
Stockholders' equity	2,360,025			1,543,822

Total liabilities and stockholders' equity	$20,097,142			$12,635,277

Interest rate spread			3.90%			2.78%

Net interest income and net interest margin		$182,805	4.10%		$95,962	3.20%

(1)	Annualized.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)
There is no total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale for the three months ended September 30, 2009 and 2010.  Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $174 thousand and 3.06% for the three months ended September 30, 2009.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yields and rates by asset and liability component for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Volume	Interest	Rate (1)	Volume	Interest	Rate (1)
	(In thousands)
ASSETS
Interest-earning assets:
Short-term investments and interest-bearing
deposits in other banks	$914,471	$7,405	1.08%	$835,769	$7,341	1.17%
Securities purchased under resale agreements	455,824	11,303	3.27%	64,286	4,695	9.63%
Investment securities held-to-maturity:
Taxable	—	—	—	646,936	30,464	6.28%
Tax-exempt (2) (3)	—	—	—	20,737	907	5.83%
Investment securities available-for-sale:
Taxable	2,289,423	50,613	2.96%	1,878,815	57,101	4.06%
Tax-exempt (2) (3)	2,165	43	2.65%	—	—	—
Loans receivable	8,525,484	354,973	5.57%	8,305,602	336,997	5.42%
Loans receivable - covered	5,175,251	376,840	9.74%	—	—	—
FHLB and FRB stock	221,856	2,473	1.49%	122,369	1,969	2.15%

Total interest-earning assets	17,584,474	803,650	6.11%	11,874,514	439,474	4.95%

Noninterest-earning assets:
Cash and due from banks	547,403			120,493
Allowance for loan losses	(254,153)			(210,015)
Other assets	2,172,214			799,008

Total assets	$20,049,938			$12,584,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$672,817	1,691	0.34%	$351,933	1,003	0.38%
Money market accounts	3,868,588	23,405	0.81%	1,826,626	18,664	1.37%
Savings deposits	971,381	3,234	0.45%	416,011	1,969	0.63%
Time deposits	6,914,615	62,749	1.21%	4,586,027	73,297	2.14%
FHLB advances	1,427,903	20,905	1.96%	1,200,713	38,191	4.25%
Securities sold under repurchase agreements	1,039,636	36,775	4.66%	1,007,912	36,016	4.71%
Subordinated debt and trust preferred securities	235,570	4,823	2.70%	235,570	6,211	3.48%
Other borrowings	60,552	1,902	4.19%	2,889	8	0.37%

Total interest-bearing liabilities	15,191,062	155,484	1.37%	9,627,681	175,359	2.44%

Noninterest-bearing liabilities:
Demand deposits	2,323,950			1,292,852
Other liabilities	213,236			125,183
Stockholders' equity	2,321,690			1,538,284

Total liabilities and stockholders' equity	$20,049,938			$12,584,000

Interest rate spread			4.74%			2.51%

Net interest income and net interest margin		$648,166	4.93%		$264,115	2.97%

(1)	Annualized.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)
Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $29 thousand and 1.79% for the nine months ended September 30, 2010, respectively, and none for the nine months ended September 30, 2009.  There is no total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity for the nine months ended September 30, 2010.  Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities held-to-maturity is $613 thousand and 3.94% for the nine months ended September 30, 2009.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 vs. 2009			2010 vs. 2009
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(In thousands)			(In thousands)
INTEREST-EARNING ASSETS
Short-term investments and interest bearing deposits in other banks	$506	$(378)	$884	$64	$662	$(598)
Securities purchased under resale agreements	257	3,416	(3,159)	6,608	11,557	(4,949)
Investment securities held-to-maturity:
Taxable	(11,886)	(11,886)	-	(30,464)	(30,464)	-
Tax-exempt	(256)	(256)	-	(907)	(907)	-
Investment securities available-for-sale:
Taxable	(700)	7,604	(8,304)	(6,488)	11,036	(17,524)
Tax-exempt	-	-	-	43	43	-
Loans receivable	1,517	370	1,147	17,976	9,039	8,937
Loans receivable - covered	94,057	94,057	-	376,840	376,840	-
FHLB and FRB stock	(101)	496	(597)	504	1,244	(740)

Total interest and dividend income	83,394	93,423	(10,029)	364,176	379,050	(14,874)

INTEREST-BEARING LIABILITIES
Checking accounts	264	295	(31)	688	819	(131)
Money market accounts	273	4,383	(4,110)	4,741	14,629	(9,888)
Savings deposits	210	536	(326)	1,265	1,991	(726)
Time deposits	782	8,137	(7,355)	(10,548)	28,528	(39,076)
Federal funds purchased	(2)	(1)	(1)	(8)	(4)	(4)
FHLB advances	(5,447)	(265)	(5,182)	(17,286)	6,214	(23,500)
Securities sold under repurchase agreements	49	346	(297)	759	1,125	(366)
Subordinated debt and trust preferred securities	(75)	-	(75)	(1,388)	-	(1,388)
Other borrowings	497	497	-	1,902	1,902	-

Total interest expense	(3,449)	13,928	(17,377)	(19,875)	55,204	(75,079)

CHANGE IN NET INTEREST INCOME	$86,843	$79,495	$7,348	$384,051	$323,846	$60,205

(1)	Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

We recorded $38.6 million and $170.3 million in provision for loan losses during the third quarter and first nine months of 2010, respectively. In comparison, we recorded $159.2 million and $388.7 million in provisions for loan losses during the third quarter and first nine months of 2009, respectively. The Company recorded $45.1 million and $164.2 million in net chargeoffs during the third quarter and first nine months of 2010, compared to $151.2 million and $344.7 million in net chargeoffs recorded during the third quarter and first nine months of 2009. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Throughout the course of 2009 and the first nine months of 2010, we have actively reduced exposure to land and construction loans, reducing both outstanding loan balances as well as total commitments.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income (Loss)

The following table sets forth the various components of noninterest income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Noninterest income (loss):
Increase (decrease) in FDIC indemnification asset and receivable	$5,826	$-	$(47,170)	$-
Net impairment loss on investment securities recognized in earnings	(888)	(24,249)	(10,329)	(61,896)
Gain on acquisitions	-	-	27,571	-
Net gain on sale of investment securities	2,791	2,177	24,749	7,378
Branch fees	7,976	4,679	24,953	14,463
Net gain on sale of loans	4,177	8	12,250	19
Letters of credit fees and commissions	2,888	1,984	8,493	5,768
Ancillary loan fees	2,367	1,227	6,425	4,812
Income from life insurance policies	1,101	1,090	3,306	3,269
Other operating income	3,077	1,204	6,301	1,902

Total noninterest income (loss)	$29,315	$(11,880)	$56,549	$(24,285)

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

We recorded noninterest income of $29.3 million for the three months ended September 30, 2010, an increase of $41.2 million, compared to the noninterest loss of $(11.9) million recorded for the same period in 2009. For the first nine months of 2010, noninterest income totaled $56.5 million, compared to the noninterest loss of $(24.3) million recorded during the first nine months of 2009. The increase in noninterest income for the three months ended September 30, 2010 is due to lower impairment losses on investment securities in the current period as compared to 2009, increases in branch fees, net gain on sale of investment securities, net gain on sale of loans and an increase in the FDIC indemnification asset and receivable. The increase in noninterest income for the nine months ended September 30, 2010 is due to lower impairment losses on investments securities in the current period as compared to 2009, bargain purchase gains related to the acquisitions of WFIB and UCB, increases in branch fees, net gain on sale of investment securities and net gain on sale of loans, partially offset by a decrease in the FDIC indemnification asset and receivable.

For the three months ended September 30, 2010, the $5.8 million increase in the FDIC indemnification asset and receivable is primarily due to an increase of $7.8 from expenses reimbursable by the FDIC offset by a decrease in the FDIC indemnification asset of $5.5 million due to the disposition of covered loans. Additionally, we recorded a $3.5 million net increase related to discount accretion on the FDIC indemnification asset, settlement adjustments, and recoveries. For the nine months ended September 30, 2010, the net decrease of $47.2 million in the FDIC indemnification asset and receivable is primarily due to writedowns on the FDIC indemnification asset related to better than expected credit quality on loan dispositions. In the first half of 2010, prepayments in full on covered loans were greater than anticipated. The early prepayment activity on the covered loans decreased in the third quarter.

For the three and nine months ended September 30, 2010, net impairment loss on investment securities recognized in earnings was $888 thousand and $10.3 million, respectively, compared to $24.2 million and $61.9 million for the three and nine months ended September 30, 2009, respectively. The $888 thousand net impairment loss for the third quarter of 2010 was recorded on pooled trust preferred securities. As of September 30, 2010, the fair value of those pooled trust preferred securities was written down to $1.0 million.

For the three months ended September 30, 2010 there were no gains recorded related to acquisitions. For the nine months ended September 30, 2010, we recorded bargain purchase gains of $27.6 million related to the acquisitions of WFIB and UCB.

During the third quarter of 2010, the net gain on sale of investment securities totaled $2.8 million, compared to $2.2 million recorded during the third quarter of 2009. During the first nine months of 2010, the net gain on sale of investment securities totaled $24.7 million, compared to $7.4 million recorded during the same period in 2009. Proceeds from the sale of investment securities provide additional liquidity to purchase other investment securities, to fund loan originations, and to pay down borrowings.

Branch fees, which represent revenues derived from branch operations, increased $3.3 million, or 70%, to $8.0 million in the third quarter of 2010, compared to $4.7 million for the same quarter in 2009, and increased $10.5 million, or 73%, to $25.0 million for the first nine months of 2010, compared to $14.5 million during the same period in 2009. The increases in branch-related fees for both periods are attributed to the additional branches acquired through both the WFIB and UCB acquisitions.

For the three and nine months ended September 30, 2010, the net gain on sale of loans was $4.2 million and $12.3 million, respectively.  For the remainder of the loans the Company’s intent is to hold the loans as investments.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Noninterest expense:
Compensation and employee benefits	$38,693	$15,875	$131,051	$49,492
Other real estate owned expense	5,694	767	44,689	16,480
Occupancy and equipment expense	13,963	6,262	39,022	19,950
Deposit insurance premiums and regulatory assessments	5,676	6,057	21,785	18,950
Prepayment penalty for FHLB advances	-	-	13,832	-
Legal expense	5,301	1,323	14,391	4,856
Loan related expenses	6,316	2,197	14,567	5,274
Amortization of premiums on deposits acquired	3,352	1,069	10,046	3,286
Amortization of investments in affordable housing partnerships	1,442	1,709	7,117	5,121
Data processing	2,646	1,079	8,174	3,362
Consulting expense	1,612	759	5,672	1,879
Other operating expenses	15,250	8,967	53,827	26,732

Total noninterest expense	$99,945	$46,064	$364,173	$155,382

Efficiency ratio (1)	47.64%	39.99%	54.30%	48.67%

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

Noninterest expense, which is comprised primarily of compensation and employee benefits, other real estate owned expense, occupancy and equipment expense, and other operating expenses, increased $53.9 million, or 117%, to $99.9 million during the third quarter of 2010, compared to $46.1 million for the same quarter in 2009, and increased $208.8 million during the nine months ended September 30, 2010, or 134%, to $364.2 million, compared to $155.4 million during the same period in 2009.

Noninterest expense for the three and nine months ended September 30, 2010 included integration costs related to both the WFIB and UCB acquisitions totaling $3.4 million and $16.9 million, respectively, which is comprised of compensation and employee benefits, primarily severance, of $1.4 million and $9.2 million, respectively, and other integration expenses, primarily consultant and legal fees, of $1.9 million and $7.7 million, respectively.

Under the shared-loss agreements with the FDIC, 80% of eligible expenses on covered assets are reimbursable from the FDIC. Noninterest expense for the three and nine months ended September 30, 2010 included reimbursable expenses totaling $7.8 million and $38.0 million, respectively, which is comprised of other real estate owned expense of $4.6 million and $28.6 million, respectively, loan related expense of $1.6 million and $5.6 million, respectively and legal expenses of $1.6 million and $3.8 million, respectively.

Compensation and employee benefits increased $22.8 million, or 144%, to $38.7 million for the three months ended September 30, 2010, compared to $15.9 million for the same period in 2009, and increased $81.6 million, or 165%, to $131.1 million for the nine months ended September 30, 2010, compared to $49.5 million for the same period in 2009. The increases for both periods were primarily due to the acquisitions of UCB in November 2009 and, to a lesser extent, the acquisition of WFIB in June 2010.

We recorded OREO expenses, net of OREO gains, totaling $5.7 million (including $4.6 million reimbursable from the FDIC) during the three months ended September 30, 2010, compared with $767 thousand during the same period in 2009. For the first nine months of 2010, net OREO expenses increased to $44.7 million (including $28.6 million reimbursable from the FDIC), compared with $16.5 million in net OREO expenses during the first nine months of 2009. The $5.7 million in net OREO expenses incurred during the third quarter of 2010 is comprised of $1.5 million in various operating and maintenance expenses, $7.7 million in valuation losses and $3.5 million in net gains from the sale of OREO properties during the third quarter of 2010. The $44.7 million in net OREO expenses incurred during the first nine months of 2010 is comprised of $7.8 million in various operating and maintenance expenses, $36.5 million in valuation losses, and $352 thousand in net losses from the sale of OREO properties during the first nine months of 2010. As of September 30, 2010, total covered and non-covered OREO amounted to $137.4 million and $16.9 million, respectively, compared to $44.3 million and $13.8 million, respectively, as of December 31, 2009.

Deposit insurance premiums and regulatory assessments decreased $381 thousand, or 6%, to $5.7 million for the three months ended September 30, 2010, compared to $6.1 million during the same period in 2009. For the first nine months of 2010, deposit insurance premiums and regulatory assessments increased $2.8 million, or 15%, to $21.8 million, compared to $19.0 million for the same period in 2009. The decrease in deposit insurance premiums and regulatory assessments during the third quarter of 2010 is primarily due to a decrease in the assessment rate offset by an increase in deposits. The increase in deposit insurance premiums and regulatory assessments for the first nine months of 2010 compared to the same period in 2009 is primarily due to the increase in the deposit balances resulting from the UCB acquisition.

During the three months ended September 30, 2010 there were no prepayments in FHLB advances or prepayment penalties. During the nine months ended September 30, 2010, we prepaid $1.12 billion in FHLB advances and paid prepayment penalties of $13.8 million. These prepayments were part of our strategy to lower future borrowing costs.

Amortization of premiums on deposits acquired increased $2.3 million to $3.4 million for the three months ended September 30, 2010, compared with $1.1 million during the same period in 2009. For the first nine months of 2010, amortization of premiums on deposits increased $6.8 million to $10.0 million, compared with $3.3 million during the same period in 2009. The increase is due to the premiums on deposits acquired resulting from the WFIB and UCB acquisitions. The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in our current asset liability model. Premiums on deposits acquired are amortized over the estimated useful lives of the related deposits.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees and charitable contributions. Other operating expenses increased $6.3 million, or 70%, to $15.3 million for the three months ended September 30, 2010, compared with $9.0 million during the same period in 2009. This is primarily a result of the acquisitions of WFIB and UCB. Other operating expenses increased $27.1 million, or 101%, to $53.8 million for the first nine months of 2010, compared with $26.7 million for the same period in 2009.

Our efficiency ratio increased to 47.64% for the three months ended September 30, 2010, compared to 39.99% for the corresponding period in 2009. For the first nine months of 2010, the efficiency ratio was 54.30%, compared to 48.67% for the same period in 2009. The increase in our efficiency ratio during both periods of 2010 can be attributed to higher operating expenses, primarily related to both acquisitions.

Income Taxes

The provision for income taxes was $26.6 million for the third quarter of 2010, representing an effective tax provision rate of 36.1%, compared to an income tax benefit of $52.8 million for the same period in 2009, representing an effective tax benefit rate of 43.5%. Included in the income tax recognized during the third quarter of 2010 and 2009 are $3.3 million and $1.6 million, respectively, in tax credits generated from our investments in affordable housing partnerships.

For the first nine months of 2010, the provision for income taxes was $62.0 million representing an effective tax provision rate of 36.4%, compared to an income tax benefit of $126.8 million for the same period in 2009, representing an effective tax benefit rate of 41.6%.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized. As there is no available evidence suggesting that it is more likely than not that some portion or all of the deferred tax assets will not be realized a valuation allowance is not necessary.

The Company adopted the provisions of ASC 740-10 on January 1, 2007. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with this standard.

As of September 30, 2010, the Company had a net deferred tax liability of $43.9 million.

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

Retail Banking

The Retail Banking segment reported pretax loss of $18.0 million for the three months ended September 30, 2010, compared to a $45.0 million pretax loss for the same quarter in 2009. The lower pretax loss for this segment during the third quarter of 2010 is comprised of a $12.9 million increase in net interest income and a $38.9 million decrease in provision for loan losses, partially offset by a $25.5 million increase in noninterest expense. For the nine months ended September 30, 2010, the Retail Banking segment reported pretax loss of $4.4 million, compared to a pretax loss of $85.0 million recorded for the same period in 2009. The increases in net interest income during the third quarter and first nine months of 2010 are attributable to the increase in total loans receivable resulting from the UCB and WFIB acquisitions. The decrease in loan loss provisions for this segment during the third quarter of 2010 and first nine months of 2010, relative to the same periods in 2009, were due to decreased charge-off activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment increased $9.1 million to $15.0 million for the three months ended September 30, 2010, compared to $5.9 million recorded during the same period in 2009. For the first nine months of 2010, noninterest income for this segment increased $25.1 million to $45.5 million, compared to $20.4 million for the same period in 2009. The increase in noninterest income for the third quarter and first nine months of 2010 is primarily due to an increase in loan and branch-related fees, gain on sale of student loans, and gain from business combination.

Noninterest expense for this segment increased $25.5 million, or 88%, to $54.4 million during the third quarter of 2010, compared with $28.9 million recorded during the third quarter of 2009. For the first nine months of 2010, noninterest expense for this segment increased $81.0 million, or 83%, to $178.2 million, from $97.2 million for the same period in 2009. The increase in noninterest expense for the third quarter and first nine months of 2010 is primarily due to an increase in compensation and employee benefits, occupancy expenses, amortization of premiums on deposits acquired and legal expenses.

Commercial Banking

The Commercial Banking segment reported pretax income of $64.7 million during the three months ended September 30, 2010, compared with a pretax loss of $56.8 million for the same period in 2009. For the first nine months of 2010, this segment reported pretax income of $128.8 million, compared to a pretax loss of $136.3 million recorded during the same period in 2009. The primary driver of the increase in pretax income for this segment is due to a significant increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income for this segment increased $50.1 million to $93.8 million for the three months ended September 30, 2010, compared to $43.7 million for the same period in 2009. For the first nine months of 2010, net interest income for this segment increased $243.7 million to $379.8 million, compared to $136.1 million recorded during the same period in 2009. The increase in net interest income is primarily due to a significant increase in interest income as a result of the increase in total loans receivable.

Noninterest income for this segment increased $8.5 million to $13.3 million during the third quarter of 2010, compared with $4.8 million noninterest income recorded in the same quarter of 2009. For the first nine months of 2010, noninterest income (loss) decreased $27.4 million to ($12.2) million, compared to $15.2 million for the same period in 2009. The decrease in noninterest income is primarily due to the decrease in FDIC indemnification asset and receivable, offset by the gain on business combination.

Noninterest expense for this segment increased $16.2 million to $26.5 million during the three months ended September 30, 2010, compared with $10.3 million recorded during the same quarter in 2009. For the first nine months of 2010, noninterest expense for this segment increased $70.3 million to $106.5 million, compared to $36.2 million for the same period in 2009. The increase in noninterest expense is primarily due to an increase in compensation and employee benefits, occupancy expenses, and loan, legal, and OREO related expenses.

Other

The Other segment reported pretax income of $26.9 million during the three months ended September 30, 2010, compared with a pretax loss of $19.6 million recorded in the same quarter of 2009. For the first nine months of 2010, this segment reported pretax income of $45.7 million, compared to a pretax loss of $83.2 million recorded during the same period in 2009. The primary drivers of the increase in pretax income for this segment are increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income for this segment increased $23.9 million to $27.3 million for the three months ended September 30, 2010, compared to $3.4 million recorded in the same quarter of 2009. For the first nine months of 2010, net interest income for this segment increased $70.3 million to $38.8 million, compared with net interest loss of $31.5 million recorded during the same period in 2009.

Noninterest income for this segment increased $23.5 million to $1.0 million during the three months ended September 30, 2010, compared with $22.5 million noninterest loss recorded in the same quarter of 2009. For the first nine months of 2010 noninterest income increased $83.1 million to $23.2 million, compared with $59.9 million noninterest loss for the same period in 2009. The increase in noninterest income is primarily due to an increase in the net gain on sale of investment securities available-for-sale and a lower impairment loss on investment securities.

Noninterest expense for this segment increased $12.1 million to $19.0 million for the three months ended September 30, 2010, compared with $6.9 million during the same quarter in 2009. For the first nine months of 2010, noninterest expense for this segment increased $57.5 million to $79.5 million, compared with $22.0 million for the same period in 2009. The increase is primarily due to compensation and employee benefits, occupancy expenses and prepayment penalties on FHLB advances.

FINANCIAL CONDITION

Total assets decreased $142.0 million, or 0.7%, to $20.4 billion as of September 30, 2010, compared to $20.6 billion as of December 31, 2009. The decrease in total assets is due to decreases in covered loans totaling $622.7 million, short-term investments totaling $129.0 million and the FDIC indemnification asset and receivable totaling $217.1 million, partially offset by increases in cash and cash equivalents totaling $24.6 million, Fed Funds sold totaling $75.0 million, securities purchased under resale agreements totaling $122.6 million, investment securities available for sale totaling $343.3 million, non-covered loans totaling $77.0 million, other real estate owned totaling $96.2 million and premises and equipment totaling $79.4 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements increased $122.6 million, or 53.9%, to $350.0 million as of September 30, 2010, compared with $227.4 million as of December 31, 2009. The increase reflects additional resale agreements of $300.0 million entered into during 2010, partially offset by the early termination of two resale agreements totaling $150.0 million with a gain of $2.5 million.

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

Investment Securities

Income from investing activities provides a significant portion of our total income.  We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk.  Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored and other mortgage-backed securities, municipal securities, corporate debt securities, and U.S. Government sponsored enterprise equity securities.  Investment securities classified as held-to-maturity are recorded based on their amortized cost.  Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of September 30, 2010 and December 31, 2009.

Total investment securities available-for-sale increased 13% to $2.91 billion as of September 30, 2010, compared with $2.56 billion at December 31, 2009.  Total repayments/maturities and proceeds from sales of investment securities amounted to $2.3 billion and $1.0 billion, respectively, during the nine months ended September 30, 2010. We recorded net gains on sales of investment securities totaling $2.8 million and $2.2 million during the third quarter of 2010 and 2009, respectively.  For the first nine months of 2010, we recorded net gains on sales of investment securities totaling $24.7 million, compared with $7.4 million during the first nine months of 2009.

A portion of the proceeds from repayments, maturities, sales, and redemptions of investment securities were applied towards additional investment securities purchases totaling $3.6 billion.

At September 30, 2010, investment securities available-for-sale securities with an aggregate par value of $2.00 billion were pledged to secure public deposits, repurchase agreements, the FRB discount window, and other purposes required or permitted by law.

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

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our investment securities available-for-sale portfolio at September 30, 2010.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of September 30, 2010
Available-for-sale
U.S. Treasury securities	$1,001	0.43%	$20,739	2.10%	$-	-	$-	-	$-	-	$21,740	2.02%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	911,234	1.50%	272,824	1.24%	-	0.00%	22,777	2.90%	-	-	1,206,835	1.47%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	-	-	1,989	6.33%	8,596	4.49%	9,910	4.29%	-	-	20,495	4.57%
Residential mortgage-backed securities	2,570	-	-	-	26,223	4.02%	310,214	3.83%	-	-	339,007	3.81%
Municipal securities	-	-	-	-	-	-	-	-	-	-	-	-
Other residential mortgage-backed securities:
Investment grade	-	-	-	-	-	-	-	-	-	-	-	-
Non-investment grade	-	-	-	-	-	-	12,834	6.37%	-	-	12,834	6.37%
Corporate debt securities:
Investment grade	188,088	2.14%	343,487	3.48%	529,729	3.81%	114,127	3.20%	-	-	1,175,431	3.39%
Non-investment grade	10,855	6.88%	-	-	-	-	13,744	1.47%	-	-	24,599	4.42%
U.S. Government sponsored enterprise equity securities	-	-	-	-	-	-	-	-	-	-	-	-
Other securities	11,716	3.20%	21,757	8.17%	37,005	6.35%	35,930	6.85%	-	-	106,408	6.54%

Total investment securities available-for-sale	$1,125,464		$660,796		$601,553		$519,536		$-		$2,907,349

For complete discussion and disclosure see Note 5 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the WFIB Acquisition on June 11, 2010 and in the UCB Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by UCB, excluding the loans originated by UCB in China under its United Commercial Bank China (Limited) subsidiary. The Company will share in the losses, which begins with the first dollar of loss incurred, on the loan pools (including single-family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned), covered (“covered assets”) under the shared-loss agreement.

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both WFIB and UCB with respect to covered assets. For the UCB covered assets the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion with respect to covered assets. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. For both acquisitions the shared-loss agreements for commercial and single-family residential mortgage loans are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

For complete discussion and disclosure see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

FDIC Indemnification Asset

For the three and nine months ended September 30, 2010, the Company recorded $7.1 million and $29.2 million, respectively, of accretion into income. Additionally, because of the high prepayment and removals activity during this timeframe, the Company reduced the FDIC indemnification asset by $79.4 million and $287.4 million for the three and nine months, respectively, ended September 30, 2010, and recorded the adjustment to noninterest (loss) income. Due to the acquisition of WFIB in the second quarter of 2010, $41.1 million of additional FDIC indemnification asset was recorded.

For complete discussion and disclosure see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers.  Our lending activities consist of residential single-family loans, residential multifamily loans, commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and consumer loans.  Net non-covered loans receivable increased $77.0 million, or 0.9%, to $8.3 billion at September 30, 2010, relative to December 31, 2009. During the third quarter of 2010, the Company sold total loans of $254.3 million, including student loans of $131.8 million, with a total gain of $4.2 million.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential single-family	$1,057,697	12.3%	$930,392	10.9%
Residential multifamily	971,155	11.3%	1,022,383	12.0%
Commercial and industrial real estate, land	3,674,523	42.7%	3,964,622	46.6%
Construction	313,787	3.6%	455,142	5.4%

Total real estate loans	6,017,162	69.9%	6,372,539	75.0%

Other loans:
Commercial business	1,416,313	16.5%	1,283,182	15.1%
Trade finance	279,860	3.3%	220,528	2.6%
Automobile	4,969	0.1%	6,817	0.1%
Student loans	641,495	7.5%	395,151	4.6%
Other consumer	239,660	2.8%	222,816	2.6%

Total other loans	2,582,297	30.1%	2,128,494	25.0%
Total gross loans	8,599,459	100.0%	8,501,033	100.0%

Unearned fees, premiums,
and discounts, net	(52,391)		(43,529)
Allowance for loan losses
for non-covered loans	(240,286)		(238,833)
Loans held for sale	16,902		28,014
Loan receivable, net	$8,323,684		$8,246,685

The Company routinely sells problem loans as part of the overall management of its nonperforming assets. From time to time, the Company would also identify opportunities to sell certain portfolios when the pricing is attractive to provide additional noninterest income. However, it is the Company’s intent to hold the loan portfolio for investment.

Non-Covered Nonperforming Assets

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, net.  Non-covered nonperforming assets totaled $196.3 million, or 0.96% of total assets, at September 30, 2010 and $187.0 million, or 0.91% of total assets, at December 31, 2009.  Nonaccrual loans amounted to $179.4 million at September 30, 2010, compared with $173.2 million at year-end 2009.  During the first nine months of 2010, we took actions to reduce our exposure to problem assets.  In conjunction with these efforts, we sold $196.2 million in problem loans and $32.8 million in OREO properties during the first nine months of 2010.  Net chargeoffs for non-covered nonperforming assets were $45.1 million and $164.2 million for the three and nine months ended September 30, 2010, respectively.  For non-covered REO properties, writedowns of $1.1 million and $4.0 million were recorded for the three and nine months ended September 30, 2010.

Approximately $107.0 million, or 55%, of our problem loan sales during the first nine months of 2010 were all-cash transactions.  We also partially financed selected loan sales to unrelated third parties.  Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged off.  A substantial down payment, typically in the range of 25% to 40%, is received from the new borrower purchasing the problem loan.  The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan.  The Company maintains no effective control over the transferred loans.

Loans totaling $121.4 million were placed on nonaccrual status during the third quarter of 2010.  As a part of our comprehensive loan review, loans totaling $76.1 million which were not 90 days past due as of September 30, 2010, were classified as nonaccrual loans due to concerns regarding collateral values and future collectibility.  Additions to nonaccrual loans were offset by $45.1 million in net chargeoffs, $44.4 million in payoffs and principal paydowns, $14.1 million in loans that were transferred to other real estate owned and other real estate investments, and $46.1 million in loans brought current.  The additions to nonaccrual loans during the third quarter of 2010 were comprised of $16.1 million in single-family loans, $14.8 million in multifamily loans, $51.5 million in commercial real estate loans, $15.7 million in land loans, $603 thousand in construction loans, $22.7 million in commercial business loans including SBA loans, and $9 thousand in other consumer loans.

The Company did not have any loans that were past due 90 days or more that were not on nonaccrual status as of September 30, 2010 and December 31, 2009.

The Company had $71.5 million and $114.0 million in total performing restructured loans as of September 30, 2010 and December 31, 2009, respectively. Nonperforming restructured loans were $42.0 million at September, 30, 2010 and are included in nonaccrual loans. Included in the $113.5 million total restructured loans as of September 30, 2010 were $21.4 million in performing A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B notes balance as of September 30, 2010 is comprised of A note balances only. The A notes are performing loans at market interest rates with adequate collateral and cash flow and are accruing interest. At September 30, 2010, the amount of commitments for restructured loans was $3.4 million. As of September 30, 2010, restructured loans were comprised of $8.7 million in single-family loans, $15.8 million in multifamily loans, $26.4 million in commercial real estate loans, $51.9 million in construction loans, $4.7 million in commercial and small business loans and $6.0 million in land loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  We had 38 OREO properties as of September 30, 2010 with a combined aggregate carrying value of $16.9 million.  The majority of these properties were related to our consumer real estate, land, and multifamily loan portfolios.  Approximately 87% of OREO properties as of September 30, 2010 were located in California, 8% were located in Texas, with the remaining 5% located in Nevada.  As of December 31, 2009, we had 28 OREO properties with an aggregate carrying value of $13.8 million.  During the first nine months of 2010, we foreclosed on 65 properties with an aggregate carrying value of $39.9 million as of the foreclosure date.  During the first nine months of 2010, we sold 55 OREO properties with a total carrying value of $30.9 million resulting in a total combined net gain on sale of $388 thousand and charges against the allowance for loans losses totaling $2.3 million.  As previously mentioned, losses on sale of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.  During the first nine months of 2009, we sold 110 OREO properties with a combined carrying value of $105.5 million for a total net loss on sale of $5.0 million. During the first nine months of 2010, we also recorded $4.0 million in writedowns on non-covered OREO.

The following table sets forth information regarding non-covered nonperforming assets and performing restructured loans as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Non-covered nonaccrual loans	$179,384	$173,180
Non-covered loans past due 90 days or more but not on nonaccrual	-	-
Total non-covered nonperforming loans	179,384	173,180

Non-covered other real estate owned, net	16,936	13,832
Total non-covered nonperforming assets	$196,320	$187,012

Non-covered performing restructured loans	$71,460	$114,013

Total non-covered nonperforming assets to total assets	0.96%	0.91%
Allowance for loan losses on non-covered loans to
non-covered nonperforming loans	133.95%	137.91%
Non-covered nonperforming loans to total gross non-covered loans	2.09%	2.04%

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

At September 30, 2010, our total recorded investment in impaired loans was $180.4 million, compared with $191.5 million at December 31, 2009.  All nonaccrual loans are included in impaired loans.

The following table sets forth information regarding impaired loans as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Impaired real estate loans:
Residential single-family	$5,359	3.0%	$3,262	1.7%
Residential multifamily	16,649	9.2%	10,631	5.6%
Commercial and industrial real estate	60,606	33.6%	35,766	18.7%
Land	47,204	26.2%	69,845	36.5%
Construction	23,333	12.9%	34,311	17.9%

Total impaired real estate loans	153,151	84.8%	153,815	80.3%

Other impaired loans:
Commercial business	26,737	14.8%	37,377	19.5%
Trade finance	-	0.0%	-	0.0%
Automobile	-	0.0%	-	0.0%
Student loans
Other consumer	517	0.3%	260	0.1%

Total other impaired loans	27,254	15.2%	37,637	19.7%
Total gross impaired loans	180,405	100.0%	191,452	100.0%

Specific reserves on impaired loans amounted to $10.6 million and $19.6 million at September 30, 2010 and December 31, 2009, respectively.  Our average recorded investment in impaired loans for the nine months ended September 30, 2010 and 2009 were $210.6 million and $275.3 million, respectively.  During the nine months ended September 30, 2010 and 2009, gross interest income that would have been recorded on impaired loans had they performed in accordance with their original terms, totaled $11.5 million and $12.7 million, respectively.  Of this amount, actual interest recognized on impaired loans, on a cash basis, was $5.4 million, for the nine months ended September 30, 2010 and $7.5 million for the same period in 2009.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio.  While we believe that the allowance for loan losses is adequate at September 30, 2010, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or chargeoffs, respectively, during the period.  At September 30, 2010, the allowance for loan losses amounted to $244.2 million which includes $3.9 million allocated to covered loans. Prior to the third quarter of 2010, the total allowance was allocated to non-covered loans. At September 30, 2010, the allowance for loan losses on non-covered loans amounted $240.3 million, or 2.79% of total non-covered loans, compared with $238.8 million, or 2.80% of total non-covered loans, at December 31, 2009, and $230.7 million, or 2.74% of total non-covered loans, at September 30, 2009.  The $5.4 million increase in the allowance for loan losses at September 30, 2010, from year-end 2009, reflects $170.3 million in additional loss provisions, less $164.2 million in net chargeoffs recorded during the first nine months of

2010.  The allowance for unfunded loan commitments, off-balance-sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $8.9 million at September 30, 2010, compared to $8.1 million at December 31, 2009.

We recorded $38.6 million in loan loss provisions during the third quarter of 2010 and $170.3 million during the first nine months of 2010.  In comparison, we recorded $159.2 million in loan loss provisions during the third quarter of 2009 and $388.7 million during the first nine months of 2009.  During the third quarter of 2010, we recorded $45.1 million in net chargeoffs representing 2.12% of average non-covered loans outstanding during the quarter.  In comparison, we recorded net chargeoffs totaling $151.2 million, or 7.14% of average non-covered loans outstanding for the same period in 2009.  During the first nine months of 2010, net chargeoffs amounted to $164.2 million, or 2.57% of average loans outstanding during the period.  This compares to net chargeoffs of $344.7 million, or 5.53% of average loans outstanding during the same period of 2009.

Refer to Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report, entitled Allowance for Loan Losses, to see the summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009.

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each category of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential for loan categories. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model.

Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan category. In consideration of the significant growth and increasing diversity and credit risk profiles of loans in our portfolio over the past several years, our classification migration model utilizes risk-rated loan pool categories segregated by type to further disaggregate the loans by associated risks. By sectionalizing the broad loan portfolio segments into smaller subgroups, we are better able to isolate and identify the risks associated with each subgroup based on historical loss trends.

The following table reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	% of total loans allocated	Amount	% of total loans allocated
	(Dollars in thousands)

Residential single-family	$25,930	12.3%	$18,693	10.9%
Residential multifamily	18,799	11.3%	19,332	12.0%
Commercial and industrial real estate, land	96,786	42.7%	110,628	46.6%
Construction	42,709	3.6%	36,963	5.4%
Commercial business	49,333	16.5%	43,774	15.1%
Trade finance	7,024	3.3%	6,713	2.6%
Automobile	59	0.1%	75	0.1%
Student loans (1)	-	7.5%	-	4.6%
Other consumer	3,546	2.8%	2,655	2.6%
Total (2)	$244,186	100.0%	$238,833	100.0%

(1)
Included in consumer loans are Federal Family Education Loan Program (FFELP) student loans. FFELP student loans are guaranteed by the U.S. Department of Education. Because of the guarantee there is no allowance allocated for these loans.

(2)
Included in the allowance is $3.9 million related to covered loans at September 30, 2010. This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates and, therefore, are covered under the shared-loss agreements with the FDIC. Allowance on these subsequent drawdowns is accounted for as part of our analysis of the adequacy of the allowance.

Deposits

Total deposits increased $310.4 million to $15.30 billion as of September 30, 2010 from $14.99 billion as of December 31, 2009. The increase in total deposits was due to increases of $1.05 billion, or 33.5%, in money market accounts, $280.5 million, or 12.2%, in noninterest-bearing demand deposits and $95.5 million, or 14.3%, in interest-bearing checking accounts, which were offset by decreases in time deposits of $1.08 billion, or 13.7% and in savings accounts of $36.2 million, or 3.7%. During the first nine months of 2010, we grew deposits from our retail network and commercial customers by $938.6 million while strategically reduced brokered deposits by $628.2 million.

As of September 30, 2010, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $578.0 million, compared with $995.0 million as of December 31, 2009. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in thousands)

Core deposits:
Noninterest-bearing demand	$2,571,750	$2,291,259	$280,491	12.2%
Interest-bearing checking	762,633	667,177	95,456	14.3%
Money market	4,190,448	3,138,866	1,051,582	33.5%
Savings	955,279	991,520	(36,241)	(3.7)%

Total core deposits	8,480,110	7,088,822	1,391,288	19.6%

Time deposits	6,817,861	7,898,791	(1,080,930)	(13.7)%

Total deposits	$15,297,971	$14,987,613	$310,358	2.1%
Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. The following paragraphs set forth the changes in borrowings during the nine months ended September 30, 2010:

Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances decreased $787.3 million, or 43.6%, to $1.02 billion as of September 30, 2010, compared to $1.81 billion as of December 31, 2009. The decrease in FHLB advances is consistent with our overall strategy to deleverage our balance sheet. During the first nine months of 2010, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money market mutual funds were used to pay down our borrowings. During the first nine months of 2010, long-term FHLB advances totaling $1.1 billion were prepaid, with additional prepayment penalties of $13.8 million. As of September 30, 2010 and December 31, 2009, we had no overnight FHLB advances.

Securities Sold Under Repurchase Agreements

We also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.05 billion and $1.03 billion as of September 30, 2010 and December 31, 2009, respectively. These balances included $50.7 million and $31.9 million in short-term repurchase agreements as of September 30, 2010 and December 31, 2009, respectively. The interest rates on these short-term repurchase agreements were 0.51% as of September 30, 2010 and December 31, 2009. Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities. As of September 30, 2010, all of these repurchase agreements were past the floating rate period.

Long-Term Debt

Long-term debt remained at $235.6 million as of September 30, 2010 and December 31, 2009. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various trust preferred securities offerings.

Accrued Interest Payable, Accrued Expenses and Other Liabilities

During the first nine months of 2010, accrued interest payable, accrued expenses and other liabilities increased to $311.0 million as of September 30, 2010 from $104.2 million as of December 31, 2009. The increase was primarily due to the amount payable to the FDIC for our purchase of several properties totaling $80.2 million as part of the FDIC-assisted transaction of WFIB and UCB.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of September 30, 2010, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date.  With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets.  The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)

Deposits	$6,325,727	$491,151	$98,035	$69	$8,584,035	$15,499,017
Federal funds purchased	22	-	-	-	-	22
FHLB advances	82,584	267,049	175,729	598,098	-	1,123,460
Securities sold under repurchase agreements	94,274	94,822	214,154	912,844	-	1,316,094
Notes payable			-	-	45,223	45,223
Long-term debt obligations	6,595	13,189	88,168	259,103	-	367,055
Operating lease obligations	20,921	37,348	26,319	27,494	-	112,082
Unrecognized tax benefits	(2,662)	(3,912)	(2,060)	-	-	(8,634)
Postretirement benefit payments	508	2,140	2,512	47,034	-	52,194
Total contractual obligations	$6,527,969	$901,787	$602,857	$1,844,642	$8,629,258	$18,506,513

The operating lease obligation as of September 30, 2010 includes the forty-five leases assumed by the Company as part of the FDIC-assisted transaction of UCB.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees.  Many of these commitments to extend credit may expire without being drawn upon.  The same credit policies are used in extending these commitments as in extending loan facilities to customers.  A schedule of significant commitments to extend credit to our customers as of September 30, 2010 is as follows:

Commitments Outstanding
(In millions)

Undisbursed loan commitments	$1,852
Standby letters of credit	655
Commercial letters of credit	68

Capital Resources

At September 30, 2010, stockholders’ equity totaled $2.38 billion, a 4.4% increase from the year-end 2009 balance of $2.28 billion.  The increase is comprised of the following: (1) net income of $108.2 million recorded during the first nine months of 2010; (2) additional unrealized gain on investment securities available-for-sale, net of tax, of $4.5 million; (3) stock compensation costs amounting to $6.2 million related to grants of restricted stock and stock options; and (4) issuance of common stock totaling $2.5 million, representing 1,234,302 shares, pursuant to various stock plans and agreements. These transactions were offset by: (1) tax liability of $156 thousand from various stock plans; (2) purchase of treasury shares related to vested restricted stock amounting to $481 thousand, representing 26,182 shares; and (3) accrual and payment of cash dividends on common and preferred stock totaling $20.7 million during the first nine months of 2010.

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

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound.  We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.”  At September 30, 2010, the Bank’s Tier I and total capital ratios were 16.4% and 18.2%, respectively, compared to 15.7% and 17.7%, respectively, at December 31, 2009.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at September 30, 2010, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements

Total Capital (to Risk-Weighted Assets)	19.7%	18.2%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	17.9%	16.4%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	10.8%	9.6%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt.  These funding sources are augmented by payments of principal and interest on loans and securities.  In addition, government programs, such as the FDIC’s TLGP, may influence deposit behavior.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the first nine months of 2010, we experienced net cash inflows from operating activities of $686.7 million, compared to net cash inflows of $188.3 million for the first nine months of 2009.

Net cash inflows from investing activities totaled $351.4 million for the first nine months of 2010 compared with net cash outflows of $636.1 million for the first nine months of 2009.  Net cash inflows from investing activities for the first nine months of 2010 were due primarily from the repayments, maturities and redemptions of investment securities and proceeds from the sales of investment securities, and securities purchased under resale agreements. These factors were partially offset by the purchases of investment securities, securities purchased under resale agreements and purchases of loans receivable.   Net cash outflows from investing activities for the first nine months of 2009 were due primarily to purchases of interest-bearing deposits, securities purchased under resale agreements, and investment securities. These factors were partially offset by proceeds from the sale of investment securities, as well as repayments, maturities and redemptions of investment securities, sale of loans receivable due to the sale of problem assets, and a decrease in loans receivable due to lower loan origination volume during the first nine months of 2009.

We experienced net cash outflows from financing activities of $1.0 billion during the first nine months of 2010, primarily due to the repayment of long-term borrowings. We experienced net inflows from financing activities of $162.2 million for the first nine months of 2009 primarily due to the net increase in deposits. This was partially offset by net decreases in FHLB advances, and dividends paid on our common and preferred stock for the first nine months of 2009.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the nine months ended September 30, 2010, no dividends were paid by the Bank to the Company. For the nine months ended September 30, 2009, total dividends paid by the Bank to the Company amounted to $25.4 million.

On October 25, 2010, the Company’s Board of Directors approved the payment of fourth quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about November 1, 2010 to shareholders of record as of October 15, 2010. Additionally, the Board declared a dividend of $0.01 per share on the Company’s common stock payable on or about November 24, 2010 to shareholders of record as of November 10, 2010.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value.  Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments.  The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure.  To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis.  The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2010 and December 31, 2009, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	September 30,	December 31,	September 30,	December 31,
(Basis Points)	2010	2009	2010	2009
+200	(2.6)%	1.5%	(4.9)%	(4.3)%
+100	(2.5)%	0.3%	(2.6)%	(2.2)%
-100	5.6%	3.9%	(0.5)%	1.6%
-200	5.6%	6.8%	(4.7)%	1.1%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2010 and December 31, 2009.  In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income.  However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2010.  The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							September 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2010
	(In thousands)
Assets:
CD investments	$319,789	$8,092	-	250	$-	-	$328,131	$392,183
Average yield (fixed rate)	1.64%	1.72%	-	4.00%	-	-	1.65%
Short-term investments	$61,846	-	-	-	-	-	$61,846	$61,846
Weighted average rate	0.99%	-	-	-	-	-	0.99%
Securities purchased under resale agreements	$688,984	-	-	-	-	-	$688,984	$689,260
Weighted average rate	1.10%	-	-	-	-	-	1.10%
Investment securities available-for-sale (fixed rate)	$356,121	$124,950	$47,760	$35,401	$120,158	$433,176	$1,117,566	$1,123,023
Weighted average rate	3.95%	5.06%	5.63%	3.32%	5.26%	5.45%	4.85%
Investment securities available-for-sale (variable rate) (1)	$831,157	$152,950	$114,681	$133,542	$198,379	$350,707	$1,781,416	$1,784,327
Weighted average rate	2.38%	3.42%	1.93%	1.91%	2.83%	2.65%	2.51%
Total covered gross loans	$4,379,303	$734,419	$507,362	$189,589	$148,098	$273,305	$6,232,075	$5,387,237
Weighted average rate	4.81%	6.14%	6.22%	6.17%	5.60%	4.10%	5.11%
Total non-covered gross loans	$6,713,336	$655,638	$387,098	$233,525	$146,937	$510,646	$8,647,180	$8,633,344
Weighted average rate	5.18%	5.82%	6.07%	6.11%	6.20%	4.84%	5.29%

Liabilities:
Checking accounts	$762,633	-	-	-	-	-	$762,633	$658,410
Weighted average rate	0.25%	-	-	-	-	-	0.25%
Money market accounts	$4,190,448	-	-	-	-	-	$4,190,448	$4,107,534
Weighted average rate	0.61%	-	-	-	-	-	0.61%
Savings deposits	$955,278	-	-	-	-	-	$955,278	$834,882
Weighted average rate	0.26%	-	-	-	-	-	0.26%
Time deposits	$6,256,887	408,163	61,782	35,699	55,284	45	$6,817,861	$6,827,216
Weighted average rate	1.18%	1.66%	2.74%	1.94%	1.52%	4.08%	1.23%
Short-term borrowings	$22	-	-	-	-	-	$22	$22
Weighted average rate	0.20%	-	-	-	-	-	0.20%
FHLB advances (term)	$45,000	$100,000	$100,000	$125,000	-	$575,000	$945,000	$1,037,512
Weighted average rate	4.77%	1.03%	4.64%	4.43%	-	4.26%	4.01%
Short-term repurchase agreements	$50,664	-	-	-	-	-	$50,664	$50,664
Weighted average rate	0.51%	-	-	-	-	-	0.51%
Securities sold under repurchase agreements (fixed rate)	-	-	-	-	120,000	$825,000	$945,000	$1,172,042
Weighted average rate	-	-	-	-	4.44%	4.85%	4.80%
Securities sold under repurchase agreements (variable rate)	$50,000	-	-	-	-	-	$50,000	$57,186
Weighted average rate	4.15%	-	-	-	-	-	4.15%
Subordinated notes (variable rate)	$75,000	-	-	-	-	-	$75,000	$55,895
Weighted average rate	1.60%	-	-	-	-	-	1.60%
Junior subordinated debt (fixed rate)	-	-	-	-	-	$21,392	$21,392	$24,985
Weighted average rate	-	-	-	-	-	10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178	-	-	-	-	-	$139,178	$41,227
Weighted average rate	2.07%	-	-	-	-	-	2.07%
Other borrowing (variable rate)	$28,305	-	-	-	-	-	$28,305	$28,349
Weighted average rate	2.01%	-	-	-	-	-	2.01%

(1)	Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010.

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

ITEM 1A. RISK FACTORS

The Company’s 2009 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item A. Risk Factors.”  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the 2009 Form 10-K.  Other than as set forth below, there are no material changes to our risk factors as presented in the Company’s Form 10-K.

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

If we were to undergo an “ownership change” for tax purposes, our ability to use certain tax benefits would be limited.  If we were to undergo an “ownership change” for tax purposes, our ability to deduct then existing net operating loss carryforwards would be subject to limitation.  In addition, our ability to claim certain subsequent deductions could be subject to limitation if we had a “net unrealized built-in loss” at the time of the ownership change.  The rules for determining when a company has an ownership change and the subsequent calculation of applicable limitations are highly complex. If we were to undergo an ownership change, limitations on our ability to use our tax benefits could have a materially adverse effect on us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed on Reports on Form 8-K, there were no unregistered sales of equity securities during the quarter ended September 30, 2010. The following summarizes share repurchase activities during the third quarter of 2010:

			Total Number	Approximate Dollar
	Total		of Shares	Value in Millions of
	Number	Average	Purchased as	Shares that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Month Ended	Purchased (1)	per Share	Announced Programs	the Programs (2)
July 31, 2010	—	$—	—	$26.2
August 31, 2010	—	—	—	26.2
September 30, 2010	—	—	—	26.2
Total	—	$—	—	$26.2

(1)	Excludes 112,252 in repurchased shares totaling $958 thousand due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan.
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

Dated:           November 8, 2010

EAST WEST BANCORP, INC.
By: /s/ IRENE H. OH Irene H. Oh Executive Vice President and Chief Financial Officer