Form 10-K
period 2010-12-31
EAST WEST BANCORP INC
filed 2011-03-01
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates is approximately $346,390,718 (based on the June 30, 2010 closing price of Common Stock of $15.25 per share).

As of January 31, 2011, 148,596,289 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Stockholders – Part III

EAST WEST BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

PART I
Certain matters discussed in this Annual Report contain or incorporate statements that we believe are “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to manage the loan portfolios acquired from FDIC assisted acquisitions within the limits of the loss protection provided by the FDIC;
•	changes in our borrowers’ performance on loans;
•	changes in the commercial and consumer real estate markets;
•	changes in our costs of operation, compliance and expansion;
•	changes in the economy, including inflation;
•	changes in government interest rate policies;
•	changes in laws or the regulatory environment;
•	changes in critical accounting policies and judgments;
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;
•	changes in the equity and debt securities markets;
•	changes in competitive pressures on financial institutions;
•	effect of additional provision for loan losses;
•	fluctuations of our stock price;
•	success and timing of our business strategies;
•	impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
•	changes in our ability to receive dividends from our subsidiaries; and
•	political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

For a more detailed discussion of some of the factors that might cause such differences, see “ITEM 1A. RISK FACTORS” presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements, except as required by law.

ITEM 1.  BUSINESS

Organization

East West Bancorp, Inc.  East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the “Bank”. The Bank is the Company’s principal asset. In addition to the Bank, the Company has ten other subsidiaries, namely East West Insurance Services, Inc., East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III, East West Capital Trust IV, East West Capital Trust V, East West Capital Trust VI, East West Capital Trust VII, East West Capital Trust VIII, and East West Capital Trust IX.

East West Insurance Services, Inc.  On August 22, 2000, East West completed the acquisition of East West Insurance Services, Inc. (the “Agency”) in a stock exchange transaction. The Agency provides business and consumer insurance services to the Southern California market. The Agency runs its operations autonomously from the operations of the Company. The operations of the Agency are limited and are not deemed material in relation to the overall operations of the Company.

Other Subsidiaries of East West Bancorp, Inc.  The Company has established nine other subsidiaries as statutory business trusts, East West Capital Trust I and East West Capital Trust II in 2000, East West Capital Statutory Trust III in 2003, East West Capital Trust IV and East West Capital Trust V in 2004, East West Capital Trust VI in 2005, East West Capital Trust VII in 2006, and East West Capital Trusts VIII and IX in 2007, collectively referred to as the “Trusts”. In nine separate private placement transactions, the Trusts have issued either fixed or variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, Consolidation, the Trusts are not consolidated into the accounts of the Company.

East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2010, the Company had $20.70 billion in total consolidated assets, $13.45 billion in net consolidated loans, and $15.64 billion in total consolidated deposits.

The principal office of the Company is located at 135 N. Los Robles Ave., 7th Floor, Pasadena, California 91101, and the telephone number is (626) 768-6000.

East West Bank.  East West Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. From 1973 until the early 1990’s, the Bank conducted a traditional savings and loan business by making predominantly long-term, single-family and multifamily residential loans and commercial real estate loans. These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank of San Francisco. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995. The Bank now also provides commercial business and trade finance loans for companies primarily located in the U.S.

At December 31, 2010, the Bank had four wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. The secondary subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining two other subsidiaries are California Canton International Bank (Cayman) Limited, and East West Bank (China) Limited.

On November 6, 2009, the Bank entered into a purchase and assumption agreement (“UCB Purchase and Assumption Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), pursuant to which the Bank acquired certain assets and assumed certain liabilities of the former United Commercial Bank (“UCB”), a California state-chartered bank headquartered in San Francisco, California (the “UCB Acquisition”). The UCB Acquisition included all 63 U.S. branches of United Commercial Bank. It also included the Hong Kong branch of United Commercial Bank and United Commercial Bank (China) Limited, the subsidiary of United Commercial Bank headquartered in Shanghai, China.

Under the terms of the UCB Purchase and Assumption Agreement, the Bank acquired certain assets of United Commercial Bank with a fair value of approximately $9.86 billion, including $5.90 billion of loans, $1.56 billion of investment securities, $93.5 million of FHLB stock, $599.0 million of cash and cash equivalents, $147.4 million of securities purchased under sale agreements, $38.0 million of other real estate owned (“OREO”), and $207.6 million of other assets. Liabilities with a fair value of approximately $9.57 billion were also assumed, including $6.53 billion of insured and uninsured deposits, but excluding certain brokered deposits, $1.84 billion of FHLB advances, $858.2 million of securities sold under agreements to repurchase, $90.6 million in other borrowings and $254.2 million of other liabilities.

On June 11, 2010 the Bank entered into a purchase and assumption agreement (“WFIB Purchase and Assumption Agreement”) with the FDIC, pursuant to which the Bank acquired certain assets and assumed certain liabilities of the former Washington First International Bank (“WFIB”), a Washington state-chartered bank headquartered in Seattle, Washington. Under the terms of the WFIB Purchase and Assumption Agreement, the Bank acquired certain assets of WFIB with a fair value of approximately $492.6 million, including $313.9 million of loans, $37.5 million of investment securities, $67.2 million of cash and cash equivalents, $23.4 million of other real estate owned, and $50.6 million of other assets. Liabilities with a fair value of approximately $481.3 million were also assumed, including $395.9 million of insured and uninsured deposits, $65.3 million of FHLB advances, $1.9 million of securities sold under agreements to repurchase and $18.1 million of other liabilities. For complete discussion and disclosure see Note 2 to the Company’s consolidated financial statements presented elsewhere in this report.

The Bank has also grown through strategic partnerships and additional branch locations. On August 30, 2001, the Bank entered into an agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with over 30 full-service stores in California, Texas, Washington, and Nevada. Tawa Supermarket Companies or “Tawa” is the parent company of 99 Ranch Market. Tawa’s property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services to eleven 99 Ranch Market locations in California.

The Bank continues to develop its international banking capabilities. The Bank has one full-service branch in Hong Kong which commenced operations during the first quarter of 2007. The Hong Kong branch offers a variety of deposit, loan, and international banking products. In addition, the Bank has two full-service branches in China, the Chinese bank subsidiary, as a result of the UCB acquisition; which include one branch in Shanghai, and one branch in Shantou. The Bank also has four overseas representative offices in China and one in Taipei, Taiwan. The first office, located in Beijing, was opened on January 20, 2003. The second overseas representative office located in Shanghai was opened on August 10, 2007. The remaining representative offices were acquired in the UCB Acquisition. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding U.S. exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships.

The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its international banking capabilities and to capitalize on the growing international trade business between the United States and Asia.

Banking Services

East West Bank is the fourth largest independent commercial bank headquartered in California as of December 31, 2010. East West Bank is the largest bank in the United States that focuses on the financial services needs of businesses which operate both in Asia and the United States as well as having a strong focus on the Asian American community. Through its network of 137 branches worldwide, the Bank provides a wide range of personal and commercial banking services to small- and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers’ checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

The Bank’s lending activities include commercial, multifamily residential real estate, trade finance, and commercial business, including accounts receivable, small business administration (“SBA”), inventory, and working capital loans. The Bank also holds income-producing commercial real estate, construction and single-family residential real estate loan portfolios, but is not growing or actively lending in these portfolios.  The Bank’s commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses. The Bank provides commercial business loans to small- and medium-sized businesses with annual revenues that generally range from $50 million to $500 million. In addition, the Bank is focused on providing financing to clients needing a financial bridge that facilitates their business transactions between Asia and the United States.

Market Area and Competition

The Bank concentrates on marketing its services primarily in the greater Los Angeles metropolitan area and the greater San Francisco Bay area.  California is the eighth largest economy in the world, with a population of over 35 million people. China and other Pacific Rim countries continue to grow as California’s top trading partners.  This provides the Bank with an important competitive advantage to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets through our physical presence in Hong Kong, China and Taiwan, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian business opportunities as well as the Chinese-American communities, provides us with an advantage in competing for customers in our market area. The Bank is also committed to expanding its customer base in California, Asia, Washington and other urban areas in which we operate including: New York, Georgia, Massachusetts, and Texas.

The Bank has 106 branches in California located in the following counties: Los Angeles, Orange, San Bernardino, San Francisco, San Mateo, Santa Clara and Alameda. Additionally, the Bank has eight branches in New York, five branches in Georgia, three branches in Massachusetts, two branches in Texas, and four branches in Washington. In Greater China, East West’s presence includes three full-service branches in Hong Kong, in Shanghai, and in Shantou. The Bank operates in China, as a full-service bank under East West Bank China (Limited), a wholly owned subsidiary of East West Bank. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China, and Taipei, Taiwan.

The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, as well as continuing consolidation among financial services providers.

The Bank competes for loans, deposits, and customers with other commercial banks, and other financial services institutions. Some of these competitors are larger in total assets and capitalization, and offer a broader range of financial services than the Bank.

Economic Conditions, Government Policies, Legislation, and Regulation

Economic Conditions

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company’s earnings (losses). These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession, and unemployment and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in United States Government securities. The FRB adjusts the required level of reserves for depository institutions subject to its reserve requirements, as well as adjusts the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

Since 2007, negative developments in the housing market, including decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions, including the Bank. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. The impact on the Bank of the negative credit cycle is beginning to stabilize. However, the overall economic environment remains problematic, with high unemployment rates, reduced general spending and decreased lending by financial institutions to their customers and to each other. Also, competition among depository institutions for deposits has continued to remain at heightened levels as compared to pre-recession levels.  Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management, and capital adequacy concerns, as well as other safety and soundness concerns.

Legislation was enacted during 2010, which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”) significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. The rules and regulations promulgated under Dodd-Frank are likely to impact our operations and cost. Other legislative and regulatory initiatives which could affect us, and the banking industry in general, are pending. Additional initiatives may be proposed or introduced before Congress, California legislatures, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. The Company cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

Government Policies, Legislation, and Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank represents landmark legislation which followed other legislative and regulatory initiatives in 2008 and 2009 in response to the recent economic downturn and financial industry instability.  Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time.  Dodd-Frank includes, among other things, the following:

(i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

(ii) expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(iii) the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

(iv) enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

 (v) requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(vi) the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

(vii) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013 for the full net amount held by depositors in non-interesting bearing transaction accounts;

(viii) authorization for financial institutions to pay interest on business checking accounts;

(ix) changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity and increase the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

(x) the elimination of remaining barriers to de novo interstate branching by banks;

(xi) expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

(xii) the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state-chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

(xiii) provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the American Recovery and Reinvestment Act of 2009 for the Troubled Assets Relief Program Capital Purchase Program for the SEC recipients (3) enhances independence requirements for compensation committee members, and (4) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

(xiv)  the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets.

 Some of the regulations required by Dodd-Frank have been proposed and some adopted in final, including the following notices of proposed rulemakings (“NPRs”) and/or interim and final rules for the following sections of Dodd-Frank:

-  Risk Based Capital Guidelines – Market Risk (Section 171) – NPR
-  Orderly Liquidation (Section 209) – Initial Final Rule
-  Implement Changes to DIF Assessment Base (Section 331) – Final Rule
-  Designated Reserve Ratio and Restoration Plan for the Deposit Insurance Fund (Sections 332 and 334) – Final Rule
-  $250,000 Deposit Insurance Coverage Limit (Section 335) – Final Rule
-  Unlimited coverage for Non-Interest Bearing Deposits (Section 343) – Final Rule.

We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation may affect us.  Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations implemented over the course of several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending or new stress testing guidance for all banks) arising out of studies and reports required by Dodd-Frank will not significantly increase our compliance or other operating costs and earnings or otherwise have a significant impact on our business, financial condition and results of operations.  Dodd-Frank is likely to impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

EESA and ARRA

Previous legislation enacted in response to the recent economic downturn and financial industry instability included the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (“ARRA”), enacted on February 17, 2009.

Pursuant to EESA, the United States Department of the Treasury (“U.S. Treasury”) was authorized to create the $700 billion Troubled Assets Relief Program (“TARP”) to purchase, insure, hold and sell a wide variety of financial instruments, and, as implemented under the Capital Purchase Program (“CPP”), included authorization for up to $250 billion in senior preferred stock of qualifying United States banks and savings associations or their holding companies.

On December 5, 2008, the Company entered into a Securities Purchase Agreement – Standard Terms with the U.S. Treasury, pursuant to which, among other things, the Company sold preferred stock and warrants to the U.S. Treasury for an aggregate purchase price of $306.5 million. Under the terms of the TARP CPP, the Company was prohibited from increasing dividends on its common stock and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury was outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, were prohibited until all accrued and unpaid dividends were paid on such preferred stock.

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

The ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. The ARRA imposes certain new, more stringent executive compensation and corporate expenditure limits on all current and future TARP recipients until the U.S. Treasury is repaid, which is permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The executive compensation standards under ARRA include, but are not limited to, (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest, (vi) required establishment of a companywide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual stockholder meetings of a non-binding “Say on Pay” stockholder vote on the compensation of executives.

The Company complied with the executive compensation requirements through December 29, 2010, the date of the Company’s repurchase of the TARP CPP preferred stock, and has certified as to such compliance in the exhibits attached to this report pursuant to Section 111(b) of the EESA.  The Company will not deduct for tax purposes executive compensation in excess of $500,000 for each senior executive paid through December 31, 2010.

On December 29, 2010, the Company repurchased all shares of the TARP CPP preferred stock in the aggregate amount of $306.5 million and paid a final dividend to the U.S. Treasury of $1.8 million.  At the time the Company repurchased the TARP CPP preferred stock, it did not repurchase the related warrants. The warrants were outstanding as of December 31, 2010.  On January 26, 2011, the Company repurchased all TARP CPP warrants.  For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” presented elsewhere in this report.

International Capital and Liquidity Initiatives

The international Basel Committee on Banking Supervision (the “Basel Committee”) is a committee of central banks and bank supervisors and regulators from the major industrialized countries.  The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.   In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements, commonly referred to as “Basel III.”   The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the Basel III reform package and their proposed phase in timelines in November, 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio.  Basel III additionally includes (i)  a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress, and (ii) an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio.  Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Implementation of Basel III in the United States will require implementing regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee.   It is unclear how United States banking regulators will define “well-capitalized” in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines.  Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios.

Dodd-Frank also includes provisions related to increased capital and liquidity requirements. Such provisions would establish minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions that cannot be less than the strictest requirements in effect for depository institutions as of the date of enactment, July 21, 2010.

Supervision and Regulation

General.  The Company and the Bank are extensively regulated under both federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund administered by the FDIC and not for the benefit of stockholders. Set forth below is a brief description of key laws and regulations which relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations. The federal and state agencies regulating the financial services industry also frequently adopt changes to their regulations.

The Company.  As a bank holding company and financial holding company, the Company is subject to regulation and examination by the FRB under the BHCA. Accordingly, the Company is subject to the FRB’s regulation and its authority to:

•	require periodic reports and such additional information as the FRB may require;
•	require the Company to maintain certain levels of capital (see “ITEM 1. BUSINESS — Supervision and Regulation — Capital Requirements”);
•
require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both;

•	restrict the receipt and the payment of dividends;
•
terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•
regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations;

•
require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination;

•
approve acquisitions and mergers with banks and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

Nonbanking and Financial Activities

Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any of, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval pursuant to its election to become a financial holding company. Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and Dodd-Frank, in order to elect and retain financial holding company status, both the bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any noncompliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Department of Financial Institutions (“DFI”).

Securities Registration

The Company’s securities are registered with the Securities Exchange Commission (“SEC”) under the Exchange Act and listed on the Nasdaq stock market. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act. These requirements and regulations include the provisions of Dodd-Frank with respect to stockholder nominations of directors and say-on-pay voting and incentive compensation clawbacks and the listing requirements of the Nasdaq stock market.

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

The Bank.  As a California state-chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI and by the FRB as the Bank’s primary federal regulator. As a member bank, the Bank is a stockholder of the FRB.

In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;
•	direct an increase in capital and the maintenance of specific minimum capital ratios;
•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;
•
enter into informal or formal enforcement orders, including required board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices;

•	remove officers and directors and assess civil monetary penalties; and
•	take possession and close and liquidate the Bank.

Permissible Activities and Subsidiaries

California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. Presently, none of the Bank’s subsidiaries are financial subsidiaries.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by Dodd-Frank, bank holding companies and banks generally have the ability to acquire or merge with banks in other states and may also acquire or establish new branches outside their home state. Interstate branches are subject to certain laws of the states in which they are located.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2010, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $162.8 million, which includes $3.2 million of the Federal Home Loan Bank of Seattle capital stock which is a result of the WFIB acquisition. In January 2009, the FHLB began a suspension of dividend payments to preserve capital given the possibility of other-than-temporary charges on certain non-agency mortgage-backed securities and it also suspended the repurchase of excess capital stock. In 2010, the FHLB ended the suspension of dividend payments and returned to quarterly dividends. Also, on November 15, 2010, the FHLB returned to repurchasing excess capital stock from banking members.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain interest-bearing reserves at specified levels against their transaction accounts. At December 31, 2010, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the FRB. At December 31, 2010, the Bank held an investment of $47.3 million in FRB capital stock.

Foreign Operations

East West Bank currently has three full-service branches in China, one in Hong Kong, in Shanghai, and in Shantou. The Bank operates in China, as a full-service bank under East West Bank (China) Limited, a wholly owned subsidiary of East West Bank. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan. In addition, the Bank holds operations in the Cayman Islands through its wholly owned subsidiary, California Canton International Bank (Cayman) Ltd. The Bank’s overseas activities are regulated by the FRB and the DFI and are also regulated by the supervisory authorities of the host countries in which the Bank has offices.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to East West. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the FRB or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” For more information on capitalization, see “Capital Requirements” below.

It is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also FRB policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Under the terms of the TARP CPP, during the period the preferred stock issued under the TARP CPP remained outstanding, the Company was prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. On December 29, 2010, the Company repurchased all shares of the TARP CPP preferred stock in the aggregate amount of $306.5 million and paid a final dividend to the U.S. Treasury of $1.8 million.

As of December 31, 2010, the Company had outstanding approximately $85 million of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A preferred stock”), which was originally issued in April 2008. So long as the Company’s Series A preferred stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, are prohibited until all accrued and unpaid dividends are paid on such Series A preferred stock, subject to certain limited exceptions (for complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” presented elsewhere in this report).

Capital Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2010, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk-Based Capital” and Note 25 to the Company’s consolidated financial statements presented elsewhere in this report.

The federal banking agencies have adopted risk-based minimum capital adequacy guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Under the capital adequacy guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. Under Dodd-Frank depository institution holding companies, such as the Company, with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier I regulatory capital as of the end of a three-year phase-out period in 2016, and will be obligated to replace any outstanding trust preferred securities issued prior to May 19, 2010, with qualifying Tier I regulatory capital during the phase-out period. “Tier II capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier II capital.  “Tier III capital” consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. An institution is defined as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

Below is a discussion of how the Basel accords affect our current minimum capital ratios.

Basel, Basel II and Basel III Accords

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of international Basel Committee referred to as “Basel I.” A new international accord, referred to as Basel II evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more); is optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide developments.

The United States federal banking agencies have issued a proposed rule for banking organizations that do not use the “advanced approaches” under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. A definitive final rule has not yet been issued. The United States banking agencies have indicated, however, that they will retain the minimum leverage requirement for all United States banks.

The Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

•	impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;
•
increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%;

•	increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer;
•	increase the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer; and
•	introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019.

Prompt Corrective Action

The FDICIA provides a framework for the regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDICIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

FDIC Deposit Insurance

The FDIC insures our customer deposits through the Deposit Insurance Fund up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all noninterest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each Deposit Insurance Fund member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased rate of bank failures experienced in the current period of financial stress, as well as the extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s Deposit Insurance Fund was substantially depleted and the FDIC has incurred substantially increased operating costs.  On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

As required by Dodd-Frank, the FDIC adopted a new Deposit Insurance Fund restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 million; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.  The Federal Deposit Insurance Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year.  The FDIC has set a long-term goal of increasing its reserve ratio to 2% of insured deposits by 2027.

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the Deposit Insurance Fund reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the Deposit Insurance Fund reserve ratio reaches certain thresholds.  Larger insured depository institutions will likely pay higher assessments to the Deposit Insurance Fund than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.  The new rule is expected to take effect in the quarter beginning April 1, 2011. The Company does not expect the estimated impact to have a material effect on its consolidated financial statements.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the Deposit Insurance Fund or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Deposit Insurance Fund. The FICO assessment rates, which are determined quarterly were 0.01060% of insured deposits for the first quarter of fiscal year 2010 and 0.01040% of insured deposits for each of the last three quarters of fiscal year 2010. These assessments will continue until the FICO bonds mature in 2017.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a United States bank at any one time may not exceed 25% of the sum of stockholders’ equity, allowance for loan losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15% of the sum of shareholders’ equity, allowance for loan losses, capital notes and debentures of the bank. The Bank has established internal loan limits which are lower than the legal lending limits for United States banks.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•
a bank or bank holding company’s executive officers, directors and principal stockholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

•	any company controlled by any such executive officer, director or stockholder; or
•	any political or campaign committee controlled by such executive officer, director or principal stockholder.

Such loans and leases:

•	must comply with loan-to-one-borrower limits;
•	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;
•
must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. California has laws and the DFI has regulations which adopt and also apply Regulation O to the Bank.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies where the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•	prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts;
•	limit such loans and investments to or in any affiliate individually to 10% of the Bank’s capital and surplus;
•	limit such loans and investments to all affiliates in the aggregate to 20% of the Bank’s capital and surplus;
•	place restrictions on certain asset sales to and from an insider to an institution; and
•
require such loans to and investments in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with non-affiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDICIA prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.

Securities Activities

FRB Regulation R implements exceptions provided in GLBA for securities activities which banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The current securities activities which the Bank provides customers are conducted in conformance with these rules and regulations.

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

Consumer Laws

Dodd-Frank provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the FRB. This bureau is a new regulatory agency for United States banks. It will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services.  It is anticipated that the bureau will begin regulating activities in 2011.

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, subject to certain exceptions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions.

The Bank and the Company are subject to many other federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

•
The Home Ownership and Equity Protection Act of 1994, or HOEPA, which requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•
Privacy policies required by federal and state banking laws and regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.

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

•
The CRA, which requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies in examining insured depository institutions to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices; and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its last examination for CRA compliance, as of July 7, 2008, the Bank was rated “satisfactory.”

•
The Home Mortgage Disclosure Act, or HMDA, which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•
The Real Estate Settlement Procedures Act, or RESPA, which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•	The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

Noncompliance with these laws could subject the Bank and/or the Company to lawsuits and could also result in administrative penalties including fines and reimbursements.

Regulation of Subsidiaries/Branches

Foreign-based subsidiaries, including East West Bank China (Limited) and California Canton International Bank (Cayman) Ltd., are subject to applicable foreign laws and regulations, such as those implemented by the China Regulatory Banking Commission and the Cayman Islands Monetary Authority, respectively. Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. East West Insurance Services, Inc. is subject to the licensing and supervisory authority of the California Commissioner of Insurance. The East West, Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the Hong Kong Monetary Authority.

Employees

East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2010, the Bank had a total of 2,080 full-time employees and 51 part-time employees and East West Insurance had a total of 11 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and East West Insurance believe that their employee relations are satisfactory.

Recently Issued Accounting Standards

For a discussion of recent accounting pronouncements and their expected impact on the Company’s consolidated financial statements see Note 1 to the Company’s consolidated financial statements presented elsewhere in this report.

Available Information

We file reports with the SEC, including our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains a web site that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov.

The Company also maintains an internet website at www.eastwestbank.com. The Company makes its website content available for information purposes only. It should not be relied upon for investment purposes.

We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual stockholders meetings, as well as any amendments to those reports, as soon as reasonably practicable after the Company files such reports with the SEC. The Company’s SEC reports can be accessed through the investor information page of its website. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Position with Company or Bank
Dominic Ng	52	Chairman and Chief Executive Officer of the Company and the Bank
Julia S. Gouw	51	President and Chief Operating Officer of the Company and the Bank
Ming Lin Chen	50	Executive Vice President and Director of Loan Operations
Wellington Chen	51	Executive Vice President and Director of Corporate Banking Division of the Bank
William H. Fong	63	Executive Vice President and Head of Northern California Commercial Lending Division of the Bank
Karen Fukumura	46	Executive Vice President and Head of Retail Banking of the Bank
John Hall	55	Executive Vice President and Chief Credit Officer of the Bank
Joseph Jao	56	Executive Vice President and Head of International Banking
Douglas P. Krause	54	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank
Marty Newton	53	Executive Vice President and Head of Commercial Banking Services
Irene H. Oh	33	Executive Vice President and Chief Financial Officer of the Company and the Bank
Terry Schuler	62	Executive Vice President and Chief Human Resources Officer of the Bank
Lawrence B. Schiff	58	Executive Vice President and Director of Credit Risk Management
Miguel Serricchio	54	Executive Vice President and Director of Treasury Management
Andy Yen	53	Executive Vice President and Director of the Business Banking Division

(1)	As of February 28, 2011

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

Julia S. Gouw serves as President and Chief Operating Officer of the Company and the Bank. Ms. Gouw served as Executive Vice President and Chief Financial Officer of the Company and the Bank from 1994 until April 2008. In April 2008, she became the Vice Chairman of the Board of Directors of the Company and the Bank and the Chief Risk Officer of the Bank. Ms. Gouw retired from her position as Chief Risk Officer of the Bank at the end of 2008 and rejoined the Bank in December 2009 as President and Chief Operating Officer. Prior to joining East West in 1989, Ms. Gouw spent over five years as a CPA with KPMG LLP. Ms. Gouw serves on the boards of Pacific Mutual Holding Company and Pacific LifeCorp.

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

Wellington Chen serves as Executive Vice President and Director of the Corporate Banking Division. Prior to joining East West Bank in 2003, Mr. Chen was Senior Executive Vice President of Far East National Bank (Far East), heading their Commercial Banking and Consumer Banking groups. He also served on the Board of Directors of Far East. Mr. Chen’s career with Far East began in 1986 and included a variety of branch and credit management positions. Prior to that, Mr. Chen spent three years with Security Pacific National Bank where he began his banking career as an asset-based lending auditor. Mr. Chen serves on the Board of Directors of the Pasadena Tournament of Roses Foundation.

William H. Fong serves as Executive Vice President and Head of the Bank’s Northern California Commercial Lending Division. Mr. Fong joined East West Bank in April 2006 from United Commercial Bank where he was the Head of Commercial Banking. Prior to this, Mr. Fong spent 23 years with the BNP Paribas/Bank of the West group. His responsibilities as an Executive Vice President with Bank of the West included the oversight of the Pacific Rim Division’s Corporate Banking department as well as the strategic planning and development of the division’s branch network in Portland, California, Nevada, and representative offices in Shanghai. Mr. Fong is a member of the California Economic Development Commission Goods Movement International Trade Advisory Committee.

Karen Fukumura serves as Executive Vice President and Head of the Bank’s Retail Banking Division. Prior to joining East West Bank in April 2008, Ms. Fukumura was a Senior Vice President with Bank of America and held several transformational leadership roles within the Consumer Bank and Service & Fulfillment Operations. Additionally, Ms. Fukumura has seven years of management and technology consulting experience in Asia, and previously held sales and manufacturing operations roles within Mobil Oil and Xerox Corporation, respectively.

John Hall serves as Executive Vice President and Chief Credit Officer of East West Bank. Mr. Hall joined East West in mid 2010, after serving six years as regional Vice President/Senior Vice President for Wells Fargo Bank managing a regional commercial banking office for Wells Fargo Bank middle market commercial banking. Prior to Wells Fargo Bank, Mr. Hall spent ten years in management positions at Norwest Bank.

Joseph Jao serves as Executive Vice President and Head of International Banking. Mr. Jao joined East West Bank in mid 2010, after serving seven years at Taiwan-based Cathay United Bank where he was Senior Executive Vice President of Corporate Banking. Prior to Cathay United Bank, Mr. Jao spent 18 months as President of Taiwan-based Cathay Securities Co. and 15 years with United World Chinese Commercial Bank in management positions. Mr. Jao’s career prior to that includes positions with Price Waterhouse and Chemical Bank.

Douglas P. Krause serves as Executive Vice President, Chief Risk Officer, General Counsel, and Corporate Secretary of East West Bancorp, Inc. and East West Bank. Prior to joining East West in 1996, Mr. Krause was Corporate Senior Vice President and General Counsel of Metrobank from 1991 to 1996. Mr. Krause started his career with the law firms Dewey & LeBoeuf and Jones, Day, Reavis and Pogue where he specialized in financial services. Mr. Krause also serves on the governing boards of the Alameda Corridor Transportation Authority and formerly the Port of Los Angeles; he is and was the chairman of the Audit Committees of both Commissions.

Marty Newton serves as Executive Vice President and Head of Commercial Banking Services. Mr. Newton joined East West Bank in early 2010. Before joining East West, Mr. Newton spent the majority of his career with Wells Fargo Bank in a variety of positions as well as several years with Bank of America. Mr. Newton has twenty years of commercial and retail banking experience in management, sales and training.

Irene H. Oh serves as Executive Vice President and Chief Financial Officer of East West Bancorp, Inc. and East West Bank. Ms. Oh joined East West in 2004. Prior to being promoted to Chief Financial Officer, Ms. Oh served as Senior Vice President and Director of Corporate Finance. A CPA, she began her financial career in 1999 with Deloitte & Touche in Los Angeles and spent two years with Goldman Sachs.

Terry Schuler serves as Executive Vice President and Chief Human Resources Officer of East West Bancorp, Inc. and East West Bank. Mr. Schuler joined East West in mid 2010, after serving more than 25 years with Avery Dennison where he was instrumental in transforming Avery into an integrated global corporation. Mr. Schuler has a wealth of human resources experience as well as extensive experience working throughout the Asia Pacific Region.

Lawrence B. Schiff serves as Executive Vice President and Director of Credit Risk Management. Mr. Schiff joined East West Bank in early 2010, after serving for several years as Director of National Credit Risk Management at KPMG and as a Group Vice President in SunTrust Bank’s Credit Risk Management Division. Mr. Schiff spent the majority of his career as a commercial bank examiner with the Federal Reserve System, both in Washington, DC and in New York. Earlier in his career, Mr. Schiff was a Senior Vice President and Chief Financial Officer of a community bank in Honolulu. Mr. Schiff has lectured in Finance and International Finance at several universities, and he is presently a board member of the City of Hope Hospital’s LA Real Estate Council.

Miguel Serricchio serves as Executive Vice President and Director of Treasury Management Services. Mr. Serricchio joined East West Bank in mid 2010, after serving three years at Bank of the West. Prior to Bank of the West, Mr. Serricchio spent more than 20 years internationally with Citigroup and Citibank, N.A. in senior positions within treasury management.

Andy Yen serves as Executive Vice President and Director of the Business Banking Division. Mr. Yen joined the Bank in September 2005 through its merger with United National Bank (“UNB”). Before being promoted to President of UNB in 2001, Mr. Yen was the Executive Vice President from 1998 to 2000 and Senior Vice President from 1992 to 1997, overseeing both the operations and lending functions of UNB. Mr. Yen also served as a member of the Board of Directors of UNB from 1992 to 2005. Mr. Yen has over 20 years experience in commercial and real estate lending and also held positions at Tokai Bank of California and Trans National Bank before he joined UNB.

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

Difficult economic and market conditions have adversely affected our industry. Since 2007, negative developments, in the housing market, including decreasing home prices and increasing delinquencies and foreclosures have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions, including the Bank. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. The impact on the Bank of the negative credit cycle is beginning to stabilize. However, the overall economic environment remains problematic with high unemployment rates, reduced general spending, and decreased lending by financial institutions to their customers and to each other. Also, competition among depository institutions for deposits has continued to remain at heightened levels as compared to pre-recession times. Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•
We face increased regulation of our industry including heightened legal standards and regulatory requirements or expectations imposed in connection with Dodd-Frank. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

•
The Company’s commercial and residential borrowers may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results.

•	The value of the portfolio of investment securities that we hold may be adversely affected by increasing interest rates and defaults by debtors.
•
Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•
Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect the Company’s ability to market its products and services.

Recent changes in banking regulation may adversely affect our business. Regulation of the financial services industry is undergoing major changes. Dodd-Frank significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank addresses many areas which may affect our operations and costs immediately or in the future. Among other provisions, Dodd-Frank:

•	imposes new capital requirements on bank holding companies and eliminates certain trust preferred securities from Tier 1 capital;
•	expands the FDIC’s authority to raise insurance premiums and permanently raises the current standard deposit insurance limit to $250,000;
•	provides for the insurance of all noninterest-bearing and transaction accounts until January 1, 2013;
•	allows financial institutions to pay interest on business checking accounts;
•	authorizes nationwide interstate branching for banks;
•	limits interchange fees payable on debit card transactions;
•	establishes the Bureau of Consumer Financial Protection to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and nonbank finance companies;
•	contains provisions that affect corporate governance and executive compensation;
•	restricts proprietary trading by financial institutions, their owning or sponsoring hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally.

We may be subject to more stringent capital requirements. Dodd-Frank phases out over a prescribed period of time certain trust preferred securities from Tier 1 capital and allows the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are to be implemented incrementally over a period of three years beginning on January 13, 2013. Dodd-Frank also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Implementing regulations must be issued within 18 months of July 21, 2010.

In addition, internationally, the “Basel III” standards recently announced by the Basel Committee, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

•	impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

•
increase the minimum Tier 1 common equity ratio to 4.5 percent, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7 percent;

•	increase the minimum Tier 1 capital ratio to 8.5 percent inclusive of the capital conservation buffer;
•	increase the minimum total capital ratio to 10.5 percent inclusive of the capital conservation buffer; and
•	introduce a countercyclical capital buffer of up to 2.5 percent of common equity or other fully absorbing capital for periods of excess credit growth.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by United States regulators generally or how they will be applied to banks of our size. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Increased deposit insurance costs may adversely affect our results of operations. As a result of a series of financial institution failures and other market developments, the deposit insurance fund, or Deposit Insurance Fund, of the FDIC has been significantly depleted and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of Dodd-Frank, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the United States banking system. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows.  The EESA, which established TARP, was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the United States financial markets. Then, on February 17, 2009, the ARRA was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs.

There have been numerous actions undertaken in connection with or following the EESA and ARRA by the FRB, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the subprime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the United States banking system. The EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition and results of operations could be materially and adversely affected.

United States and international financial markets and economic conditions, particularly in California, could adversely affect our liquidity, results of operations and financial condition.  As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the turmoil and downward economic trends in the past couple of years have been particularly acute in the financial sector. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of these events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio primarily in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the United States and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.  During the year ended December 31, 2010, we recorded a $200.2 million provision for loan losses and charged off $225.2 million, gross of $22.7 million in recoveries. There has been a continued slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of our loan customers are based. This slowdown reflects the continuation of depressed prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. As of December 31, 2010, we had $3.9 billion and $3.1 billion in non-covered and covered, respectively, commercial real estate,  construction and land loans. Continuing deterioration in the real estate market generally and the related residential and commercial cycles in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Our allowance for loan losses may not be adequate to cover actual losses.  A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.  Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole due to the turmoil faced by banking organizations in the domestic and worldwide credit markets.

The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions.  Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may increase when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s results of operations.

A significant portion of our loan portfolio is secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.  A further decline in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. A significant portion of our real estate collateral is located in California. If real estate values decline further, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Furthermore, a significant portion of our loan portfolio is comprised of commercial real estate. Commercial real estate and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse affect on our business.

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

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.  Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. The Company is also subject to supervision, regulation and investigation by the U.S. Treasury and the Office of the Special Inspector General for the TARP under the EESA by virtue of its participation in the TARP CPP from December 5, 2008 to December 29, 2010. From time to time, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

The short-term and long-term impact of the new Basel II and Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel II United States banks is uncertain.  As a result of the deterioration during the past few years in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards. In addition, the Basel III standards recently announced, if adopted, could lead to substantially higher capital requirements and capital charges as well as more restrictive leverage and liquidity ratios. The new Basel III capital standards will be phased in from January 1, 2013 to January 1, 2019, and it is not yet known how these standards will be implemented by United States regulators, in general, or how they will be applied to community banks of our size.

Failure to manage our growth may adversely affect our performance.  Our financial performance and profitability depend on our ability to manage our recent and possible future growth. Future acquisitions and our continued growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face strong competition from financial services companies and other companies that offer banking services.  We conduct the majority of our operations in California. The banking and financial services businesses in California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

If we cannot attract deposits, our growth may be inhibited.  Our ability to increase our deposit base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets.

We rely on communications, information, operating and financial control systems technology from third party service providers, and we may suffer an interruption in those systems.  We rely heavily on third party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing, and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.  Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, specially the West Coast market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer and our President/Chief Operating Officer, and certain other employees.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.  Threats to the Company’s reputation can come from many sources, including unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

State laws may restrict our ability to pay dividends.  Our ability for the Bank to pay dividends to East West is limited by California law and the Company’s ability to pay dividends on its outstanding stock is limited by Delaware law. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” presented elsewhere in this report.

The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock, and there can be no assurance of any future dividends on our common stock.  The terms of our outstanding Series A preferred stock have limitations on our ability to redeem or repurchase our common stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A preferred stock. These restrictions, together with the potentially dilutive impact of the common stock issuable upon conversion of the Series A preferred stock, described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” presented elsewhere in this report.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the potential issuances of equity securities may be dilutive to holders of our common stock.  The dividends declared on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. In addition, to the extent shares of our Series A preferred stock are converted, or options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our stockholders.

The price of our common stock may be volatile or may decline.  The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actions by institutional stockholders;
•	fluctuations in the stock price and operating results of our competitors;
•	general market conditions and, in particular, developments related to market conditions for the financial services industry;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or
•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the past couple of years. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors identified above in “Special Cautionary Note Regarding Forward-Looking Statements.” Market volatility during the past couple of years is unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

Natural disasters and geopolitical events beyond our control could adversely affect us.  Natural disasters such as earthquakes, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving terrorism or military conflict could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our nonperforming loans and a higher level of nonperforming assets (including real estate owned), net charge-offs, and provision for loan losses, which could adversely affect our earnings.

Adverse conditions in Asia could adversely affect our business.  A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia. Additionally, we also have four representative offices in China and one in Taipei, Taiwan, and one full-service branch in Hong Kong and two full-service branches in China. United States and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. If economic conditions in Asia deteriorate, we could, among other things, be exposed to economic and transfer risk, and could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia and in China in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Our interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits. The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of Dodd-Frank. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition, net income and results of operations.

We have engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect our business and earnings.  There are risks associated with expansion through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

We may experience difficulty in managing the loan portfolios acquired through FDIC-assisted acquisitions, which are within the limits of the loss protection provided by the FDIC.  The Bank entered into shared-loss agreements with the FDIC that covered, at fair value, some of United Commercial Bank’s and WFIB’s loans and other real estate owned, respectively. East West Bank will share in the losses, which begins with the first dollar of loss occurred, of the loan pools (including single-family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned) covered (“covered loans”) under the shared-loss agreement. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse East West Bank 80% of eligible losses with respect to covered loans. East West Bank has a corresponding obligation to reimburse the FDIC for 80%, of eligible recoveries with respect to covered loans.

The shared-loss agreements for commercial and single-family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. Ten years after acquisition date, East West Bank is required to pay the FDIC 50% of the excess, if any, of specific amounts stated in the original agreements for each acquisition respectively. Although we have substantial expertise in asset resolution, we cannot guarantee that we will be able to adequately manage the loan portfolio within the limits of the loss protection provided by the FDIC. Failure to comply with the requirements of the shared-loss agreements could result in loss of indemnification by the FDIC. Additionally, the Bank is subject to audits by the FDIC, through its designated agent, under the terms of the shared-loss agreements. The required terms of the shared-loss agreements are extensive and failure to comply with any of the guidelines could result in a potential specific asset or group of assets losing indemnification.

The number of delinquencies and defaults in residential mortgages have created a backlog in U.S. courts and may lead to an increase in the amount of legislative action that might restrict or delay our ability to foreclose and, therefore, delay the collection of payments for single-family residential loans. Collateral-based loans on which the Bank forecloses could be delayed by an extended foreclosure process, including delays resulting from a court backlog, local or national foreclosure moratoriums or other delays, and these delays could negatively impact our results of operations.  Homeowner protection laws may also delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans. Any such limitations are likely to cause delayed or reduced collections.  Significant restrictions on our ability to foreclose on loans, requirements that we forgo a portion of the amount otherwise due on a loan or requirements that we modify a significant number of original loan terms could negatively impact our business, financial condition, liquidity and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

East West currently neither owns nor leases any real or personal property. East West uses the premises, equipment, and furniture of the Bank. The Agency also currently conducts its operations in one of the administrative offices of the Bank. East West is currently reimbursing the Bank for the Agency’s use of this facility.

The Bank owns the buildings and land at 24 of its retail branch offices, including those acquired from United Commercial Bank and Washington First International Bank. Nine of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2010 to 2020, exclusive of renewal options.

In 2010, we assumed approximately forty-nine leases and agreed to purchase approximately $5.2 million and $73.7 million in fair value of real property from the FDIC as part of the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank, respectively.

The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

At December 31, 2010, the Bank’s consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $135.9 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2010 was $52.1 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $23.2 million during 2010.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “EWBC.” The following table sets forth the range of sales prices and dividend information for the Company’s common stock for the years ended December 31, 2010 and 2009.

	2010
	High	Low	Dividends
First quarter	$19.25	$14.76	$0.01 cash dividend
Second quarter	20.55	14.75	$0.01 cash dividend
Third quarter	18.00	14.11	$0.01 cash dividend
Fourth quarter	20.17	15.98	$0.01 cash dividend

	2009
	High	Low	Dividends
First quarter	$16.14	$3.24	$0.02 cash dividend
Second quarter	10.45	4.35	$0.01 cash dividend
Third quarter	11.37	5.57	$0.01 cash dividend
Fourth quarter	17.39	8.05	$0.01 cash dividend

The closing price of our common stock on January 31, 2011 was $21.71 per share, as reported by the NASDAQ Global Select Market.

As of January 31, 2011, 148,596,289 shares of the Company’s common stock were held by 3,060 stockholders of record.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, see “Item 1. BUSINESS – Supervision and Regulation—Dividends and Other Transfers of Funds” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Cash Flow” presented elsewhere in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the first quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program authorizing the repurchase of up to $80.0 million of its common stock. This repurchase program has no expiration date and, to date, 1,391,176 shares have been purchased under this program. The Company had $26.2 million in authorized share repurchases remaining as of December 31, 2010. The Company made no repurchases of its common stock during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere in this report.
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Summary of Operations
Interest and dividend income	$1,095,831	$722,818	$664,858	$773,607	$660,050
Interest expense	201,117	237,129	309,694	365,613	292,568
Net interest income	894,714	485,689	355,164	407,994	367,482
Provision for loan losses	200,159	528,666	226,000	12,000	6,166
Net interest income (loss) after provision for loan losses	694,555	(42,977)	129,164	395,994	361,316
Noninterest income (loss) (1)	39,270	390,953	(25,062)	49,520	33,920
Noninterest expense	477,916	243,254	201,270	183,255	161,455
Income (loss) before provision (benefit) for income taxes	255,909	104,722	(97,168)	262,259	233,781
Provision (benefit) for income taxes	91,345	22,714	(47,485)	101,092	90,412
Net income (loss) before extraordinary item	164,564	82,008	(49,683)	161,167	143,369
Extraordinary item, net of tax	—	(5,366)	—	—	—
Net income (loss)	$164,564	$76,642	$(49,683)	$161,167	$143,369
PREFERRED STOCK DIVIDENDS, AMORTIZATION OF PREFERRED STOCK DISCOUNT, AND INDUCEMENT OF PREFERRED STOCK CONVERSION	43,126	49,115	9,474	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$121,438	$27,527	$(59,157)	$161,167	$143,369

Per Common Share
Basic earnings (loss) per share	$0.88	$0.35	$(0.94)	$2.63	$2.40
Diluted earnings (loss) per share	$0.83	$0.33	$(0.94)	$2.60	$2.35
Common dividends per share	$0.04	$0.05	$0.40	$0.40	$0.20
Average number of shares outstanding, basic	137,478	78,770	62,673	61,180	59,605
Average number of shares outstanding, diluted	147,102	84,523	62,673	62,093	60,909

At Year End:
Total assets	$20,700,537	$20,559,212	$12,422,816	$11,852,212	$10,823,711
Loans receivable	8,430,199	8,218,671	8,069,377	8,750,921	8,182,172
Covered loans	4,800,876	5,598,155	—	—	—
Investment securities	2,875,941	2,564,081	2,162,511	1,887,136	1,647,080
Deposits	15,641,259	14,987,613	8,141,959	7,278,914	7,235,042
Federal Home Loan Bank advances	1,214,148	1,805,387	1,353,307	1,808,419	1,136,866
Stockholders' equity	2,113,931	2,284,659	1,550,766	1,171,823	1,019,390

Common shares outstanding	148,543	109,963	63,746	63,137	61,431
Book value per common share	$13.67	$14.37	$16.92	$18.56	$16.59

Financial Ratios:
Return on average assets	0.82%	0.55%	(0.42)%	1.45%	1.46%
Return on average common equity	6.42	2.37	(5.41)	14.89	15.78
Return on average total equity	7.02	4.69	(3.99)	14.89	15.78
Common dividend payout ratio	4.57	13.03	N/A	15.27	8.35
Average stockholders' equity to average assets	11.62	11.81	10.55	9.77	9.26
Net interest margin	5.05	3.76	3.19	3.94	3.98
Efficiency ratio (2)	52.90	48.64	45.94	37.44	37.07

Asset Quality Ratios:
Net chargeoffs (recoveries) to average non-covered loans	2.35%	5.69%	1.64%	0.08%	(0.01)%
Nonperforming assets to total assets	0.94	0.91	2.12	0.57	0.18
Allowance for loan losses to total gross non-covered loans	2.64	2.81	2.16	1.00	0.95

(1)
2010, 2009 and 2008 include other-than-temporary (“OTTI”) charges relating to investment securities of $16.7 million, $107.7 million and $73.2 million, respectively, and pre-tax gain on acquisition of $22.9 million and $471.0 million during 2010 and 2009, respectively.

(2)
Represents noninterest expense, excluding the amortization of intangibles, amortization and impairment write-downs of premiums on deposits acquired, impairment write-down on goodwill, and investments in affordable housing partnerships, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment write-downs on investment securities and other equity investments.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 to our consolidated financial statements presented elsewhere in this report and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

Fair Valuation of Financial Instruments

The Company adopted Financial Accounting Standards Board ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008. This standard provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance within the three-level hierarchy (e.g., Level 1, Level 2 and Level 3). Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825, Financial Instruments.

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 to the Company’s consolidated financial statements presented elsewhere in this report. Investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

For current broker prices obtained on certain investment securities that we believe are based on forced liquidation or distressed sale values in inactive markets, we have determined that each of these securities will be individually examined for the appropriate valuation methodology. The valuation methodology is based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company made assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific nonperformance and default experience in the collateral underlying the security, as well as taking into consideration broker discount rates in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings. Noncredit-related impairment losses are charged to other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors are examined to assess impairment which include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We take into consideration the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be “other-than-temporarily” impaired as of December 31, 2010. Investment securities are discussed in more detail in Note 6 to the Company’s consolidated financial statements presented elsewhere in this report.

The Company considers all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for its portfolio of trust preferred securities. The Company considers factors such as remaining payment terms of the security, prepayment speeds, expected defaults, the financial condition of the issuer(s), and the value of any underlying collateral.

Acquired Loans

Acquired loans are valued as of acquisition date in accordance with ASC 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. Further, the Company elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology.

Under ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans acquired in the FDIC-assisted acquisitions of WFIB and UCB into different pools, based on common risk characteristics.

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

Covered Loans

The majority of the loans acquired in the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank are included in the FDIC shared-loss agreements and are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30. Subsequent to acquisition all covered loans are accounted for under ASC 310-30.

Covered Other Real Estate Owned

All other real estate owned acquired in the FDIC-assisted acquisitions of WFIB and UCB as well as subsequent foreclosure on covered loans are included in the FDIC shared-loss agreements and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss to the Bank charged against earnings.

FDIC Indemnification Asset

In conjunction with the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank, the Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of the acquisition the Company elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. Subsequent to the acquisition the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increase and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Allowance for Loan Losses

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries, size and complexity of individual credits, loan structure, and pace of portfolio growth are other qualitative factors that are considered in our methodologies.

For a detailed discussion of our allowance for loan loss methodology see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Allowance for Loan Losses” presented elsewhere in this report. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we continue to enhance our methodology to keep pace with the size and complexity of the loan portfolio and changing credit environment. Changes in any of the factors cited above could have a significant impact on the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion should also be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere in this report including the section entitled “Loans and Allowance for Loan Losses.”

Other Real Estate Owned

Other real estate owned (“OREO”) represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are charged to noninterest expense. If the OREO is sold shortly after it is received in a foreclosure (i.e., the holding period was deemed minimal), the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan losses, if deemed material. Otherwise, any declines in value, after foreclosure, are recorded as gains or losses from the sale or disposition or write-down of the real estate. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

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

Goodwill Impairment

Under ASC 350, Intangibles—Goodwill and Other, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s two major operating segments identified in Note 26 to the Company’s consolidated financial statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach was used. Under the income approach, the Company provided a net income projection and a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For complete discussion and disclosure see Note 13 to the Company’s consolidated financial statements presented elsewhere in this report.

Share-Based Compensation

We account for share-based awards to employees, officers, and directors in accordance with the provisions of ASC 505, Equity, and ASC 718, Compensation—Stock Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. We adopted these standards, as required, on January 1, 2006. Prior to 2006, we recognized stock-based compensation expense for employee share-based awards based on their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed the disclosure requirements of ASC 718.

We adopted ASC 505 and ASC 718 using the modified prospective approach. Under the modified prospective approach, prior periods are not restated for comparative purposes. The valuation provisions of these standards apply to new awards and to awards that are outstanding on the effective date and subsequently modified, repurchased or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosures under ASC 718.

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

We use an option-pricing model to determine the grant-date fair value of our stock options which is affected by assumptions regarding a number of complex and subjective variables. These methods used to determine these variables are generally similar to the methods used prior to 2006 for the purposes of our pro forma disclosures under ASC 718. We make assumptions regarding expected term, expected volatility, expected dividend yield, and risk-free interest rate in determining the fair value of our stock options. The expected term represents the weighted-average period that stock options are expected to remain outstanding. The expected term assumption is estimated based on the stock options’ vesting terms and remaining contractual life and employees’ historical exercise behavior. The expected volatility is based on the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The dividend yield assumption is based on the Company’s current dividend payout rate on its common stock. For the risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant appropriate for the term of the employee stock options.

For restricted share awards, the grant-date fair value is measured at the fair value of the Company’s common stock as if the restricted share was vested and issued on the date of grant.

As share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is discussed in more detail in Notes 1 and 22 to the Company’s consolidated financial statements presented elsewhere in this report.

WFIB Acquisition

On June 11, 2010 the Bank acquired certain assets and assumed certain liabilities of Washington First International Bank from the FDIC in an FDIC-assisted transaction. As part of the WFIB Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The shared-loss agreements for commercial and single-family residential mortgage loans are in effect for 5 years and 10 years, respectively, from the June 11, 2010 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

The Bank purchased assets with fair values of approximately $313.9 million in loans, $67.2 million of cash and cash equivalents, $37.5 million in investment securities, $23.4 million in other real estate owned and $50.6 million of other assets of Washington First International Bank from the FDIC. The Bank also assumed liabilities with fair values of $395.9 million of deposits, $65.3 million in Federal Home Loan Bank advances, $1.9 million of securities sold under repurchase agreements and $18.1 million of other liabilities of WFIB from the FDIC. WFIB was a full-service commercial bank headquartered in Seattle, Washington that operated 4 branch locations in the greater Puget Sound Area. The acquisition allowed the Company to expand its presence in the Seattle - greater Puget Sound Area. The Company closed one branch and continues to operate the remaining three as East West Bank branches. The operations of WFIB were fully integrated in 2010.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the June 11, 2010 acquisition date.

For complete discussion and disclosure see Note 2 to the Company’s consolidated financial statements presented elsewhere in this report.

Overview

East West increased profitability each quarter of 2010, commencing with net income of $24.9 million in the first quarter growing by 46% to $36.3 million in the second quarter to $47.0 million or 29% growth in the third quarter, to $56.3 million or 20% growth in the fourth quarter. For the full year 2010, net income was a record $164.6 million, a 115% increase above $76.6 million in 2009.

Total deposits grew to a record $15.6 billion, a $653.6 million or 4% increase during the full year 2010. Core deposits grew to a record $8.9 billion as of December 31, 2010, an increase of $1.8 billion or 25% during the full year 2010. For the full year 2010, net interest income increased to $894.7 million, compared to $485.7 million for the full year 2009.  The net interest margin for 2010 was 5.05%, a 129 basis point increase from the net interest margin of 3.76% in 2009.  Net interest income and the net interest margin for both 2010 and 2009 were positively impacted by the accounting for covered loans under ASC 310-30. Management believes that an adjusted net interest margin of approximately 4.25% for 2010 and approximately 3.52% for 2009 better reflect the core net interest income and net interest margin and the ongoing performance of the Company. Full year noninterest income for 2010 totaled $39.3 million, a decrease of $351.7 million over 2009. Noninterest income for 2009 included a purchase accounting gain of $471.0 million from the acquisition of UCB.

    On June 11, 2010 East West assumed the assets and liabilities of WFIB through an FDIC assisted transaction.  During 2010, East West completed the full integration of both WFIB and UCB.

On December 29, 2010 East West repurchased $306.5 million of preferred stock issued under the U.S. Treasury Capital Purchase Program. The repayment of the TARP funds will save the Company $15.3 million in preferred dividend payments or approximately $0.10 per diluted share on an annual basis beginning in 2011.  East West’s strong capital levels, balance sheet, and profitability allowed the Company to exit TARP without raising any capital. Even after the repayment of TARP, our capital ratios remain very strong. As of the end of 2010, our Tier 1 leverage capital ratio totaled 9.3%, Tier 1 risk-based capital ratio totaled 15.7% and the total risk-based capital ratio totaled 17.5%. East West exceeds well capitalized requirements for all regulatory guidelines by over $800 million.

At December 31, 2010, total assets increased to $20.7 billion compared to $20.6 billion at December 31, 2009. Total assets were primarily comprised of $13.2 million of loans receivable and $2.9 million of investment securities. Deposits totaled $15.6 billion at December 31, 2010.

Loans receivable at December 31, 2010 totaled $13.2 billion compared to $13.8 billion at December 31, 2009. During 2010, non-covered loans increased $211.5 million while covered loans decreased $797.3 million. The increase in non-covered loans was primarily driven by a decrease of $299.8 million, or 37%, in land and construction loans, offset by an increase of $479.6 million, or 32%, in commercial business and trade finance loans. As of December 31, 2010, we classified $220.1 million of loans as held for sale, primarily comprised of student loans. Covered loans totaled $4.8 billion at December 31, 2010, as compared to $5.6 billion at December 31, 2009. The decrease in the covered loan portfolio was mainly due to paydowns, payoffs and charge-off activity.

The covered loan portfolio is primarily comprised of loans acquired from the FDIC-assisted acquisition of UCB which are covered under loss share agreements with the FDIC. After actively managing the UCB covered loan portfolio for approximately one year, we have resolved many problem loans and concluded that the credit quality is performing better than originally estimated. As such, we lowered the credit discount on the UCB covered loan portfolio in the fourth quarter. Our original credit discount on the UCB covered loan balance was approximately 20% and we have now reduced this to approximately 14%. By lowering the credit discount, interest income will increase over the life of the loans. Correspondingly, with the lowered credit discount, the expected reimbursement from the FDIC under the loss sharing agreement will also decrease, resulting in amortization on the FDIC indemnification asset which is recorded as a charge to noninterest income. The net decrease in the FDIC indemnification asset resulting from loan disposition activity and amortization of the indemnification asset was $140.9 million in 2010.

Noninterest expense totaled $477.9 million for the full year 2010, 96% or $234.7 million higher than 2009. This increase from 2009 was largely due to our increased size from the acquisitions of UCB and WFIB and due to expenses incurred on covered assets. Year-to-date, the Company incurred approximately $63.1 million of expenses on covered assets, 80% or $50.5 million of which is reimbursable by the FDIC.

Throughout 2010 East West continued to proactively manage credit, resulting in improvements in key asset quality metrics. For the fifth consecutive quarter, both net charge-offs and the provision for loan losses have declined. The provision for loan losses was $200.2 million for 2010, a decrease of $328.5 million or 62% compared to $528.7 million for 2009. Total net charge-offs decreased to $202.5 million for 2010, a decrease of $272.8 million or 57% from the previous year.

Nonperforming assets, excluding covered assets, decreased to $194.8 million or 0.94% of total assets at December 31, 2010. Nonperforming assets, excluding covered assets, as of December 31, 2010 included nonaccrual loans totaling $172.9 million and OREO assets totaling $21.9 million.

Notwithstanding the improvements in credit noted above, we have maintained a strong allowance for non-covered loan losses at $230.4 million or 2.64% of non-covered loans receivable at December 31, 2010. This compares to an allowance for loan losses of $238.8 million or 2.81% of outstanding loans at December 31, 2009.

Results of Operations

Net income for 2010 totaled $164.6 million, compared with a net income of $76.6 million for 2009 and net loss of $49.7 million in 2008. Results in 2010 include the WFIB acquisition and a full inclusive year of UCB.

Table 3: Components of Net Income (Loss)

	Year Ended December 31,
	2010	2009	2008
		(In millions)
Net interest income	$894.7	$485.7	$355.2
Provision for loan losses	(200.2)	(528.7)	(226.0)
Noninterest income (loss)	39.3	391.0	(25.1)
Noninterest expense	(477.9)	(243.3)	(201.3)
(Provision) benefit for income taxes	(91.3)	(22.7)	47.5
Net income (loss) before extraordinary item	164.6	82.0	(49.7)
Extraordinary item, net of tax	—	(5.4)	—
Net income (loss) after extraordinary item	$164.6	$76.6	$(49.7)
Return on average total assets	0.82%	0.55%	(0.42)%
Return on average common equity	6.42%	2.37%	(5.41)%
Return on average total equity	7.02%	4.69%	(3.99)%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2010 totaled $894.7 million, an 84% increase over net interest income of $485.7 million in 2009. Comparing 2009 to 2008, net interest income increased 37% to $485.7 million, as compared to $355.2 million in 2008.

Net interest margin, defined as net interest income divided by average earning assets, increased 129 basis points to 5.05% during 2010, from 3.76% during 2009. Net interest income and the net interest margin for both 2010 and 2009 were positively impacted by the accounting for covered loans under ASC 310-30. Management believes that an adjusted net interest margin of approximately 4.25% for 2010 and approximately 3.52% for 2009 better reflect the core net interest income and net interest margin and the ongoing performance of the Company. The increase in net interest margin during 2010 resulted from higher yields earned on covered loans and lower costs of deposits and other interest-bearing liabilities. Comparing 2009 to 2008 our net interest margin increased by 57 basis points to 3.76% during 2009, compared to 3.19% during 2008.

The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the years ended December 31, 2010, 2009 and 2008:

Table 4: Summary of Selected Financial Data

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$828,039	$9,634	1.16%	$881,282	$9,047	1.03%	$286,650	$7,029	2.45%
Securities purchased under resale agreements	529,817	14,208	2.64%	89,883	7,985	8.76%	70,246	6,811	9.67%
Investment securities (1)(3) (4)	2,439,034	70,052	2.87%	2,569,792	116,688	4.54%	2,045,797	101,473	4.96%
Loans receivable (2) (3)	8,634,283	479,451	5.55%	8,355,825	452,019	5.41%	8,601,825	545,260	6.32%
Loans receivable - covered	5,074,631	519,138	10.23%	877,029	135,144	15.41%	—	—	—
FHLB and FRB stock	219,710	3,348	1.52%	137,001	2,337	1.71%	115,370	5,175	4.47%
Total interest-earning assets	17,725,514	1,095,831	6.18%	12,910,812	723,220	5.60%	11,119,888	665,748	5.97%

Noninterest-earning assets:
Cash and cash equivalents	365,041			147,694			137,730
Allowance for loan losses	(252,318)			(216,775)			(144,154)
Other assets	2,339,872			997,214			689,323
Total assets	$20,178,109			$13,838,945			$11,802,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$677,529	$2,349	0.35%	$398,619	$1,507	0.38%	$404,404	$3,226	0.80%
Money market accounts	3,974,936	29,514	0.74%	2,035,821	25,583	1.26%	1,099,576	25,805	2.34%
Savings deposits	967,953	3,986	0.41%	506,706	3,322	0.66%	452,259	4,148	0.91%
Time deposits	6,851,461	80,888	1.18%	5,037,122	99,065	1.97%	4,183,498	144,881	3.45%
Federal funds purchased	871	2	0.23%	2,379	9	0.37%	89,309	2,217	2.48%
FHLB advances	1,324,709	26,641	2.01%	1,333,846	49,940	3.74%	1,592,125	70,661	4.43%
Securities sold under repurchase agreements	1,047,090	48,993	4.61%	1,027,665	49,725	4.77%	1,000,332	46,062	4.59%
Long-term debt	235,570	6,420	2.69%	235,570	7,816	3.27%	235,570	12,694	5.37%
Other borrowings	51,312	2,324	4.47%	12,311	162	1.32%	—	—	—
Total interest-bearing liabilities	15,131,431	201,117	1.33%	10,590,039	237,129	2.24%	9,057,073	309,694	3.41%

Noninterest-bearing liabilities:
Demand deposits	2,418,816			1,459,871			1,362,617
Other liabilities	282,284			154,138			137,320
Stockholders' equity	2,345,578			1,634,897			1,245,777
Total liabilities and stockholders' equity	$20,178,109			$13,838,945			$11,802,787
Interest rate spread			4.85%			3.36%			2.56%

Net interest income and net interest margin		$894,714	5.05%		$486,091	3.76%		$356,054	3.19%

(1)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. There was no fully taxable equivalent basis for 2010. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $842 thousand and 3.0% for the twelve months ended December 31, 2009. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $2.4 million and 5.3% for the twelve months ended December 31, 2008.

(2)	Average balances include nonperforming loans.
(3)
Includes amortization of premiums and accretion of discounts on investment securities and loans receivable totaling $9.3 million, $(5.5) million, and $(7.4) million for the years ended December 31, 2010, 2009, and 2008, respectively. Also includes the net (accretion) amortization of deferred loan fees and cost totaling $(7.4) million, $(6.3) million and $255 thousand for the years ended December 31, 2010, 2009 and 2008.

(4)	Average balances exclude unrealized gains or losses on available-for-sale securities.

Analysis of Changes in Net Interest Income

Changes in our net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the years indicated. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute this table.

Table 5: Analysis of Changes in Net Interest Income

	Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$587	$(569)	$1,156	$2,017	$7,933	$(5,916)
Securities purchased under resale agreements	6,223	15,204	(8,981)	1,174	1,765	(591)
Investment securities(2)	(46,636)	(21,831)	(24,805)	15,215	34,056	(18,841)
Loans receivable	27,432	15,286	12,146	(93,241)	(15,426)	(77,815)
Loans receivable - covered	383,994	441,017	(57,023)	135,144	135,144	—
FHLB and FRB stock	1,011	1,283	(272)	(2,838)	825	(3,663)
Total interest and dividend income	$372,611	$450,390	$(77,779)	$57,471	$164,297	$(106,826)

INTEREST-BEARING LIABILITIES:
Checking accounts	$842	$976	$(134)	$(1,719)	$(46)	$(1,673)
Money market accounts	3,931	17,394	(13,463)	(222)	15,294	(15,516)
Savings deposits	664	2,226	(1,562)	(826)	453	(1,279)
Time deposits	(18,177)	28,922	(47,099)	(45,816)	24,924	(70,740)
Federal funds purchased	(7)	(4)	(3)	(2,208)	(1,181)	(1,027)
FHLB advances	(23,299)	(340)	(22,959)	(20,721)	(10,627)	(10,094)
Securities sold under repurchase agreements	(732)	929	(1,661)	3,663	1,235	2,428
Long-term debt	(1,396)	—	(1,396)	(4,878)	—	(4,878)
Other borrowings	2,162	1,211	951	162	162	—
Total interest expense	$(36,012)	$51,314	$(87,326)	$(72,565)	$30,214	$(102,779)
CHANGE IN NET INTEREST INCOME	$408,623	$399,076	$9,547	$130,036	$134,083	$(4,047)

(1)	Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.
(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. There was no fully taxable equivalent basis for 2010. For 2009 vs. 2008, total change on an unadjusted basis for tax-exempt investment securities available-for-sale is $(1.5) million, and total changes due to volume and rates on an unadjusted basis for tax-exempt investment securities available-for-sale is $(357) thousand and $(1.2) million.

Provision for Loan Losses

The provision for loan losses amounted to $200.2 million for 2010, compared to $528.7 million for 2009 and $226.0 million for 2008. Throughout 2010, the Company continued to proactively manage credit, resulting in improvements in key asset quality metrics.  Total net charge-offs amounted to $202.5 million during 2010, representing 2.35% of average non-covered loans during 2010. This compares to $475.3 million, representing 5.69% of average non-covered loans during 2009. The net charge-offs in 2010 were largely driven by charge-offs in the commercial real estate portfolio. During 2010, we took proactive measures to reduce our exposure to land and construction loans. As a result of these efforts, the total non-covered construction and land loan balances declined to $513.8 million or 6% of total loans as of December 31, 2010. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Also during the year we had note sale proceeds of $132.7 million on notes with a carrying value of $233.7 million. $45.5 million in loans were originated to facilitate sales of loans; the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses.

Comparing 2009 to 2008, the increase in loan loss provisions during 2009 reflects increased charge-off levels as a result of managing down problem assets with sizable reductions in nonaccrual loans, delinquent loans, and OREO as well as higher charge-off activity and increased loan loss provisions on our land and construction loans during 2009 due to continued weakness in the real estate market.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income (Loss)

Table 6: Components of Noninterest Income (Loss)

	2010	2009	2008
	(In millions)

Gain on acquisition	$22.87	$471.01	$—
Impairment writedown on investment securities	(16.67)	(107.67)	(73.17)
Decrease in FDIC indemnification asset and receivable	(83.21)	(23.34)	—
Branch fees	32.63	22.33	16.97
Net gain on sales of investment securities	31.24	11.92	9.01
Letters of credit fees and commissions	11.82	8.34	9.74
Ancillary loan fees	8.53	6.29	4.65
Income from life insurance policies	4.08	4.37	4.15
Net gain on sales of loans	18.51	—	2.28
Other operating income (loss)	9.47	(2.29)	1.32
Total	$39.27	$390.95	$(25.06)

Noninterest income (loss) includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale, and other assets, impairment write-downs on investment securities and other assets, gain on acquisitions, decrease in the FDIC indemnification asset and receivable, income from life insurance policies and other noninterest-related revenues.

Noninterest income amounted to $39.3 million and $391.0 million during 2010 and 2009, respectively. The Company believes that core operating noninterest income includes branch fees, gain on sales of investment securities, letters of credit fees and commissions, ancillary loan fees, income from life insurance policies and other operating income. Core operating noninterest income increased to $97.8 million in 2010 compared with $51.0 million for 2009. The $16.7 million impairment charge recorded during 2010 was related to credit-related impairment loss on our trust preferred and other mortgage-backed securities recorded pursuant to the provisions of ASC 320-10-65, Investments—Debt and Equity Securities – Overall – Transition and Open Effective Date Information.

Branch fees, which represent revenues derived from branch operations, totaled $32.6 million in 2010, representing a 46% increase from the $22.3 million earned in 2009. The increase in branch-related fee income during 2010 can be attributed primarily to higher revenues from transaction charges on deposit accounts.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 42% to $11.8 million in 2010, from $8.3 million in 2009. The increase in letters of credit fees and commissions is primarily due to the increase in the volume of standby letters of credit during 2010 relative to 2009.

Net gain on sales of investment securities available-for-sale increased to $31.2 million during 2010 compared with $11.9 million in 2009. The proceeds from the sale of investment securities during 2010 provided additional liquidity to purchase additional high credit quality investment securities and short-term investments as well as to pay down our borrowings.

Ancillary loan fees consist of revenues earned from the servicing of mortgages, fees related to the monitoring and disbursement of construction loan proceeds, and other miscellaneous loan income. Ancillary loan fees increased 36% to $8.5 million in 2010, compared to $6.3 million in 2009. The increase in ancillary loan fees during 2010 is correlated with the increase in total non-covered loans.

The net gain on sales of loans increased to $18.5 million in 2010 mainly due to the sale of $565.8 million in student loans.

Other operating income, which includes insurance commissions and insurance-related service fees, rental income,  and other miscellaneous income, increased to $9.5 million in 2010, compared to a loss of $2.3 million in 2009.  The increase was primarily due to the $5.6 million in real estate investment impairment expense incurred during 2009.

Comparing 2009 to 2008, our recorded noninterest income of $391.0 million during 2009 was primarily due to a pre-tax gain of $471.0 million from the FDIC-assisted acquisition of United Commercial Bank partially offset by non-cash OTTI charges on our available-for-sale securities portfolio. In comparison, we recorded a noninterest loss of $(25.1) million during 2008. Excluding the pre-tax gain of $471.0 million from the FDIC-assisted acquisition, the $23.3 decrease in the FDIC indemnification asset and the non-cash OTTI charges on investment securities totaling $107.7 million in 2009 and $73.2 million in 2008, total noninterest income increased to $51.0 million during 2009, compared with $48.1 million for the corresponding period in 2008. The $107.7 million impairment charge recorded during 2009 was related to credit-related impairment loss on trust preferred securities recorded pursuant to the provisions of ASC 320-10-65 which the Company implemented during the first quarter of 2009.

Noninterest Expense

Table 7: Components of Noninterest Expense

	2010	2009	2008
	(In millions)

Compensation and employee benefits	$170.05	$79.48	$82.24
Occupancy and equipment expense	52.07	30.22	26.99
Amortization of investments in affordable housing partnerships	10.03	7.45	7.27
Amortization and impairment writedowns of premiums on deposits acquired	13.28	5.90	7.27
Deposit insurance premiums and regulatory assessments	25.20	28.07	7.22
Loan related expense	21.07	7.58	6.37
Other real estate owned expense	61.57	19.10	6.01
Legal expense	19.58	8.02	5.58
Prepayment penalty for FHLB advances	13.83	2.37	—
Data processing	10.62	5.64	4.49
Deposit-related expenses	4.75	3.91	4.41
Consulting expense	7.99	8.14	4.40
Other operating expenses	67.88	37.38	39.02
Total noninterest expense	$477.92	$243.25	$201.28
Efficiency Ratio (1)	52.90%	48.64%	45.94%

(1)
Represents noninterest expense, excluding the amortization of intangibles, amortization and impairment write-downs of premiums on deposits acquired, impairment write-down on goodwill, investments in affordable housing partnerships and prepayment penalty for FHLB advances, divided by the aggregate of net interest income before provision for loan losses excluding non-core adjustments and noninterest income, excluding impairment write-downs on investment securities, impairment loss on affordable housing partnerships, gain on acquisition and the decrease in FDIC indemnification asset and FDIC receivable.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses increased 96% to $477.9 million during 2010, compared to $243.3 million during 2009 due to the recent acquisitions of WFIB and UCB.

Compensation and employee benefits increased 114% to $170.1 million in 2010, compared to $79.5 million in 2009, primarily due to the WFIB and UCB acquisitions.

Occupancy and equipment expenses increased 72% to $52.1 million during 2010, compared with $30.2 million during 2009. The increase in occupancy and equipment expenses during 2010 is primarily due to the additional occupancy and equipment expenses from the WFIB and UCB acquisitions.

The amortization and impairment write-downs of premiums on deposits acquired increased 125% to $13.3 million during 2010, compared with $5.9 million in 2009. The increase is primarily due to the amortization of core deposit premiums from the UCB acquisition.

Deposit-related expenses increased 22% to $4.8 million during 2010, compared with $3.9 million during 2009. Deposit-related expenses represent various business-related expenses paid by the Bank on behalf of its commercial account customers.

The amortization of investments in affordable housing partnerships increased to $10.0 million in 2010, from $7.5 million in 2009.  The increase in affordable housing partnerships amortization is related to the increase in affordable housing partnership investments.  Total investments in affordable housing partnerships increased to $155.1 million at December 31, 2010, compared to $84.8 million at December 31, 2009.

Deposit insurance premiums and regulatory assessments decreased to $25.2 million during 2010, compared with $28.1 million in 2009. Although total deposits increased in 2010 compared to 2009 the assessment rate was lower.

We recorded OREO expenses, net of OREO revenues and gains, totaling $61.6 million during 2010, compared with $19.1 million during 2009. As of December 31, 2010, total net non-covered OREO amounted to $21.9 million, compared to $13.8 million as of December 31, 2009. The $61.6 million in total OREO expenses during 2010 is comprised of $11.5 million in various operating and maintenance expenses related to our OREO properties, $49.7 million in valuation losses, and $350 thousand in net OREO losses from the sale of 183 OREO properties consummated in 2010. Net covered OREO amounted to $123.9 million and $44.3 million as of December 31, 2010 and 2009, respectively. The $61.6 million in total OREO expenses for 2010 includes $51.8 million of expenses that are covered under the FDIC shared-loss agreements.

Loan-related expenses increased to $21.1 million in 2010, compared to $7.6 million in 2009. The increase in loan-related expenses is primarily due to the increase in loan portfolio due to the UCB and WFIB acquisitions. The $21.1 million in loan-related expenses in 2010 includes $5.1 million of expenses that are covered under the FDIC shared-loss agreements.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees, and charitable contributions. Other operating expenses increased 82% to $67.9 million in 2010, compared with $37.4 million in 2009.  The increase is primarily due to the fully completed integrations of UCB and WFIB.

Comparing 2009 to 2008, noninterest expense increased $42.0 million, or 21%, to $243.3 million. The increase is comprised primarily of the following: (1) OREO expenses, net of OREO revenues and gains, totaling $19.1 million during 2009, compared with $6.0 million during 2008. The $19.1 million in total OREO expenses incurred during 2009 is comprised of $6.0 million in various operating and maintenance expenses related to our OREO properties, $7.8 million in valuation losses, and $5.3 million in net OREO losses from the sale of 158 OREO properties consummated in 2009; (2) an increase in deposit insurance premiums and regulatory assessment of $20.9 million, or 289%, primarily due to increases in the FDIC deposit assessment rate during 2009; and (3) an increase in loan-related expenses of $1.2 million, or 19%, primarily due to new appraisals ordered during 2009 to obtain current valuations of collateral securing our land and construction loan portfolios.

The Company’s efficiency ratio increased to 52.90% in 2010, compared to 48.64% in 2009 and 45.94% in 2008. The increase in our efficiency ratio during 2010 can be attributed to higher credit cycle expenses associated with OREO/ foreclosure transactions as well as higher amortization of investments in affordable housing partnerships and legal expenses. Comparing 2009 to 2008, the increase in our efficiency ratio can be attributed to higher deposit insurance premiums, higher credit cycle expenses associated with OREO/foreclosure transactions as well as higher amortization of investments in affordable housing partnerships and legal and consulting expenses.

Income Taxes

The provision for income taxes was $91.3 million in 2010, representing an effective tax rate of 35.7%, compared to $22.7 million in 2009, representing an effective tax rate of 21.7%. Included in the income tax recognized during 2010 and 2009 are $12.4 million and $7.1 million, respectively, in tax credits generated from our investments in affordable housing partnerships.

Comparing 2009 to 2008, the income tax provision totaled $22.7 million in 2009, representing an effective tax rate of 21.7%, compared to an income tax benefit of $47.5 million in 2008, representing an effective tax rate of 48.9%. The income tax provision recognized during 2009 reflects the utilization of $7.1 million in tax credits and no tax on the gain recognized from the acquisition of the foreign operations from the UCB acquisition, compared to $7.4 million utilized in 2008.

The Company adopted the provisions of ASC 740-10 on January 1, 2007. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with this standard.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. Based on the available evidence, Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state and foreign net operating loss carryforwards. Accordingly, a valuation allowance has been recorded for these amounts.

As of December 31, 2010, the Company had a net deferred tax liability of $480 thousand.

Operating Segment Results

For fiscal years 2008 and prior, we had previously identified five operating segments for purposes of management reporting: retail banking, commercial lending, treasury, residential lending, and other. Our strategic focus has been shifting and evolving over the last several years which has influenced how our chief operating decision maker views the Company’s business operations and assesses its economic performance. For the Bank, the chief operating decision maker is the Chief Executive Officer (“CEO”). Specifically, our business focus has culminated in a two-segment core business structure: Retail Banking and Commercial Banking. A third segment, which is comprised of a combination of our previous operating segments – Treasury and Other, provides broad administrative support to these two core segments. As a result of this evolution in our strategic focus, we realigned our segment methodology during the first quarter of 2009, and identified these three business divisions as meeting the criteria of an operating segment. During the fourth quarter of 2009, a fourth operating segment, the United Commercial Bank segment (the “UCB segment”) was identified as a result of the UCB Acquisition. During the first quarter of 2010, the Company’s management made the decision to fully integrate the UCB segment into its two-segment core business structure:  Retail Banking and Commercial Banking.  With this integration, effective the first quarter of 2010, the Company’s business focus reverted back to a three-segment core business structure:  Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The former residential lending segment has been combined with the Retail Banking segment due to the consumer-centric nature of the products and services offered by these two segments as well as the synergistic relationship between these two units in generating consumer mortgage loans. The remaining centralized functions, including the former Treasury segment and eliminations of intersegment amounts have been aggregated and included in “Other.”

Changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

Given the significant decline in short-term and long-term interest rates since 2007, we reassessed our transfer pricing assumptions during the first quarter of 2009 to be consistent with the Company’s strategic goal of growing core deposits and originating profitable, good credit quality loans. Changes to our funds transfer pricing assumptions were made with the intent to promote core deposit growth and, given our recent credit experience, to better reflect the current risk profiles of various loan categories within our credit portfolio. Our transfer pricing assumptions and methodologies are reviewed at least annually to ensure that our process is reflective of current market conditions. Our transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as to provide a reasonable and consistent basis for measurement of our business segments and product net interest margins. Changes to our transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

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

For more information about our segments, including information about the underlying accounting and reporting process, see Note 26 to the Company’s consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported a $15.5 million pre-tax loss during 2010, compared to a $23.2 million pre-tax loss for 2009, an improvement of $7.7 million. The improvement for this segment was largely due to a $57.7 million or 23% increase in net interest income, $102.8 million or 58% decrease in the loan loss provision and a $21.0 million or 71% increase in noninterest income.  These increases of income were partly offset by an $85.7 million or 58% increase in noninterest expense.

Net interest income for this segment increased 23% to $313.2 million during 2010, compared to $255.5 million for 2009. The increase in net interest income during 2010 is attributable to the increase in total loans receivable resulting from the WFIB and UCB acquisitions. The decrease in loan loss provisions for this segment during 2010 relative to 2009 was due to decreased charge-off activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment increased 71%, to $50.4 million for 2010, from $29.4 million in 2009. The increase in noninterest income is primarily due to an increase in loan and branch-related fees and a gain on sale of student loans.

Noninterest expense for this segment increased 58% to $232.4 million during 2010, compared with $146.7 million during 2009. The increase in noninterest expense is primarily due to higher compensation and employee benefits, occupancy expenses, amortization of intangibles and OREO operations.

Comparing 2009 to 2008, the retail banking segment reported a pre-tax loss of $23.2 million during 2009, representing a 33% increase, as compared to the $17.4 million pre-tax loss recorded for the same period in 2008. The increase in pre-tax loss for this segment during 2009 is mainly due to an 89%, or $82.6 million, increase in the loan loss provision to $175.8 million in 2009. In addition this segment had a $56.3 million or 28% increase in net interest income, a $39.6 million or 37% increase in noninterest expense and an $8.0 million or 21% decrease in noninterest income.

Commercial Banking

The Commercial Banking segment reported a pre-tax profit of $168.5 million during 2010, compared with a pre-tax loss of $173.4 million for 2009, a change of $341.9 million or 197%. The pre-tax profit for this segment is primarily due to a significant decrease in the loan loss provision of $225.7 million or 64% to $127.1 million during 2010, compared with $352.8 million for 2009, resulting from decreased charge-off activity. The profit was also driven in part by a $252.5 million or 95% increase in net interest income, offset by a $34.9 million or 268% decrease in noninterest income and an $89.1 million or 169% increase in noninterest expense.

Net interest income for this segment increased 95% to $518.2 million during 2010, compared to $265.7 million for 2009. The increase in net interest income is primarily due to an increase in total loans receivable resulting from the WFIB and UCB acquisitions.

Noninterest income for this segment decreased 268% to a loss of $21.9 million during 2010, compared with income of $13.0 million recorded in 2009. The decrease in noninterest income is primarily due to the reduction in the FDIC indemnification asset and receivable from the covered portfolio acquired from WFIB and UCB.

Noninterest expense for this segment increased 169% to $142.0 million during 2010, compared with $52.8 million recorded during 2009. The increase in noninterest expense during 2010 is due primarily to an increase in compensation and employee benefits, OREO operations, and loan and legal expenses.

Comparing 2009 to 2008, the commercial banking segment reported a pre-tax loss of $173.4 million during 2009, or a 5,742% increase, compared with a pre-tax loss of $3.0 million for 2008. The pre-tax loss for this segment is due to a significant increase in loan loss provisions, $220.1 million, resulting from increased charge-off activity. The loss was also driven by an $11.5 million or 47% decrease in noninterest income and a $6.3 million or 14% increase in noninterest expense partially offset by a $77.6 or 41% increase in net interest income. Year over year, loan loss provisions increased to $352.8 million or 166% during 2009, compared with $132.7 million for 2008.

Other

This segment reported a pre-tax profit of $103.0 million during 2010, compared with a pre-tax profit of $301.3 million recorded in 2009, a change of $198.3 million or 66%. The lower profit was primarily due to the following: a $337.8 million or 97% decrease in noninterest income as well as a $59.9 million or 137% increase in noninterest expense. These decreases in income were primarily offset by a $98.9 or 278% increase in net interest income. Net interest income for this segment amounted to $63.3 million during 2010, compared to net interest loss of $35.5 million recorded in 2009.

Noninterest income for this segment amounted to $10.7 million during 2010, compared with $348.5 million in noninterest income recorded during 2009. The lower noninterest income for 2010 for this segment is primarily due to the  $471.0 million associated with the gain on the acquisition for UCB compared to the $22.9 million pre-tax gain recorded in 2010 for WFIB and UCB. The gain was offset by $107.7 in securities impairments recorded in 2009, as compared to $73.2 million recorded in 2008. The gain was offset by $107.7 in securities impairments recorded in 2009, as compared to $16.7 million recorded in 2010.

Noninterest expense for this segment increased 137% to $103.6 million for 2010, compared with $43.7 million recorded during 2009. The increase in noninterest expense is primarily due to increases in expenses for employee compensation and benefits, occupancy and, legal, and higher FHLB prepayment penalties incurred.

Comparing 2009 to 2008, the other segment’s pre-tax income improved to a pre-tax profit of $301.3 million in 2009, compared to a pre-tax loss of $76.8 million in 2008. The primary driver of the increase in pre-tax income for this segment in 2009 is a $435.4 million increase in noninterest income primarily from the $471.0 million pre-tax gain recorded on the UCB acquisition during the fourth quarter of 2009.

Balance Sheet Analysis

Total assets increased $141.3 million, or 0.7%, to $20.70 billion as of December 31, 2010. The increase is comprised predominantly of increases in cash and cash equivalents of $234.9 million, securities purchased under resale agreements of $272.6 million, available-for-sale investment securities of $311.9 million, loans held for sale of $192.0 million, OREO of $87.7 million, and premises and equipment of $76.8 million offset primarily by decreases in net loans receivable of $585.8 million, FDIC indemnification asset and receivable of $299.7 million, short-term investments of $103.3 and other changes in assets. The increase in total assets was funded primarily through increases in deposit growth of $653.6 million.

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investment securities classified as held-to-maturity are recorded based on their amortized cost. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of December 31, 2010 and December 31, 2009.

Total investment securities available-for-sale increased 13% to $2.88 billion as of December 31, 2010, compared with $2.56 billion at December 31, 2009. The increase in investment securities was primarily funded by deposit growth. Total repayments/maturities and proceeds from sales of investment securities amounted to $2.56 billion and $1.34 billion, respectively, during 2010. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $4.21 billion. We recorded net gains totaling $31.2 million and $11.9 million on sales of investment securities during 2010 and 2009, respectively. At December 31, 2010, investment securities available-for-sale with a par value of $1.88 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, FRB discount window, and for other purposes required or permitted by law.

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

The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from the third party is adjusted accordingly.

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

We have six individual securities that have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2010. These securities are comprised of five pooled trust preferred securities with a total fair value of $9.9 million and one mortgage-backed security with a total fair value of $6.3 million. The Company recorded other-than-temporary impairment losses in 2010 of $8.1 million and $6.3 million, respectively, for these securities.

The majority of unrealized losses in the available-for-sale portfolio at December 31, 2010 are related to agency securities that have been in a continuous loss position for less than twelve months. As of December 31, 2010, the Company had $1.33 billion in agency securities available-for-sale, representing approximately 46% of the total investment securities available-for-sale portfolio.

For complete discussion and disclosure see Note 6 to the Company’s consolidated financial statements presented elsewhere in this report.

The following table sets forth certain information regarding the fair values of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at December 31, 2010. Securities with no stated maturity dates, such as equity securities, are included in the “indeterminate maturity” category.

Table 8: Yields and Maturities of Investment Securities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Indeterminate Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of December 31, 2010
Available-for-sale
U.S. Treasury securities	$—	—	$20,454	2.11%	$—	—	$—	—	$—	—	$20,454	2.11%
U.S. Government agency and U.S.
Government sponsored enterprise debt securities	1,275,084	1.58%	58,381	2.22%	—	—	—	—	—	—	1,333,465	1.60%
U.S. Government agency and U.S.
Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	2,533	5.51%	8,572	4.22%	8,027	3.70%	—	—	19,132	4.17%
Residential mortgage-backed securities	1,833	—	—	—	23,958	3.85%	280,923	3.92%	—	—	306,714	3.89%
Municipal securities	—	—	—	—	—	—	—	—	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—	—	—	—	—	—	—
Non-investment grade	—	—	—	—	—	—	6,254	6.25%	—	—	6,254	6.25%
Corporate debt securities:
Investment grade	116,826	3.09%	321,785	3.47%	610,832	3.72%	7,424	3.28%	—	—	1,056,867	4.01%
Non-investment grade	22,132	3.04%	15,009	4.10%	—	—	1,589	3.85%	—	—	38,730	3.50%
U.S. Government sponsored enterprise equity securities	—	—	—	—	—	—	—	—	—	—	—	—
Other securities	5,133	0.27%	21,533	5.06%	37,258	4.88%	30,401	5.46%	—	—	94,325	4.86%
Total investment securities available-for-sale	$1,421,008		$439,695		$680,620		$334,618		$—		$2,875,941

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the WFIB Acquisition on June 11, 2010 and in the UCB Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements (the “shared-loss agreements”) with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by UCB, excluding the loans originated by UCB in China under its United Commercial Bank China (Limited) subsidiary. The Company will share in the losses, which begins with the first dollar of loss incurred, on the loan pools (including single-family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned) covered (“covered assets”) under the shared-loss agreements.

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$553,541	9.3%	$637,139	9.0%
Residential multifamily	1,093,331	18.4%	1,170,525	16.5%
Commercial and industrial real estate	2,085,674	35.0%	2,421,701	34.1%
Construction and land	1,043,717	17.5%	1,473,370	20.7%
Total real estate loans	4,776,263	80.2%	5,702,735	80.3%
Other loans:
Commercial business	1,072,020	18.0%	1,281,279	18.0%
Other consumer	107,490	1.8%	122,809	1.7%
Total other loans	1,179,510	19.8%	1,404,088	19.7%
Total principal balance	5,955,773	100.0%	7,106,823	100.0%
Covered discount	(1,150,672)		(1,508,668)
Allowance on covered loans	(4,225)		—
Total covered loans, net	$4,800,876		$5,598,155

FDIC Indemnification Asset

The FDIC indemnification asset represents the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreements. The difference between the present value of undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  The FDIC indemnification asset was $792.1 million as of December 31, 2010, compared to $1.09 billion as of December 31, 2009. During the year, the FDIC indemnification asset was reduced by $355.5 million as a result of covered loan disposition activity including charge-offs, payoffs, and pay downs and the reduction of the credit discount in the fourth quarter of 2010. This was partially offset by an increase of $41.1 million from expected reimbursement from the FDIC resulting from the WFIB acquisition and accretion of $14.7 million.

FDIC Receivable

As of December 31, 2010, the FDIC loss-sharing receivable was $55.5 million. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan-related expenses and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 8 to the Company’s consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable increased $403.6 million, or 5%, to $8.65 billion at December 31, 2010.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 9: Composition of Loan Portfolio

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$1,119,024	12.8%	$930,392	10.9%	$491,315	6.0%	$433,337	4.9%	$365,407	4.4%
Multifamily	974,745	11.2%	1,022,383	12.0%	677,989	8.2%	690,941	7.8%	1,584,674	19.2%
Total residential	$2,093,769	24.0%	$1,952,775	22.9%	$1,169,304	14.2%	$1,124,278	12.7%	$1,950,081	23.6%
Commercial Real Estate ("CRE"):
Income producing	3,392,984	39.0%	3,606,178	42.5%	3,472,000	42.1%	4,183,473	47.4%	3,766,634	45.5%
Construction	278,047	3.2%	455,142	5.4%	1,260,724	15.3%	1,547,082	17.5%	1,154,339	14.0%
Land	235,707	2.7%	358,444	4.2%	576,564	7.0%	—	0.0%	—	0.0%
Total CRE	$3,906,738	44.9%	$4,419,764	52.1%	$5,309,288	64.4%	$5,730,555	64.9%	$4,920,973	59.5%
Commercial and Industrial ("C&I"):
Commercial business	$1,674,698	19.2%	$1,283,182	15.1%	$1,210,260	14.6%	$1,314,068	14.8%	$960,375	11.6%
Trade finance	308,657	3.5%	220,528	2.6%	343,959	4.2%	491,690	5.6%	271,795	3.3%
Total C&I	$1,983,355	22.7%	$1,503,710	17.7%	$1,554,219	18.8%	$1,805,758	20.4%	$1,232,170	14.9%
Consumer:
Student loans	490,314	5.6%	395,151	4.6%	—	0.0%	—	0.0%	—	0.0%
Other consumer	243,212	2.8%	229,633	2.7%	216,642	2.6%	184,518	2.0%	162,008	2.0%
Total consumer	$733,526	8.4%	$624,784	7.3%	$216,642	2.6%	$184,518	2.0%	$162,008	2.0%
Total gross loans	8,717,388	100.0%	8,501,033	100.0%	8,249,453	100.0%	8,845,109	100.0%	8,265,232	100.0%
Unearned fees, premiums, and discounts, net	(56,781)		(43,529)		(2,049)		(5,781)		(4,859)
Allowance for loan losses	(230,408)		(238,833)		(178,027)		(88,407)		(78,201)
Loans held for sale	220,055		28,014		—		—		—
Loans receivable, net	$8,650,254		$8,246,685		$8,069,377		$8,750,921		$8,182,172

Residential Loans.  The residential loan segment includes both single-family and multifamily loans. At December 31, 2010, $2.09 billion or 24% of the loan portfolio was residential real estate properties, compared to $1.95 billion or 23% at December 31, 2009.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $430.8 million and $226.6 million in new residential single-family loans during 2010 and 2009, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2010 and 2009, the Bank originated $26.4 million and $27.6 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank does have some single-family loans with interest-only features. Single-family loans with interest-only features totaled $7.8 million or 1% and $16.3 million or 2% of total single-family loans at December 31, 2010 and 2009, respectively. Additionally, the Bank owns residential loans that permit different repayment options that were purchased several years ago. For these loans, there is the potential for negative amortization if the borrower chooses so. These residential loans that permit different repayment options totaled $16.9 million, or 1%, and $18.1 million, or 1%, of total residential loans at December 31, 2010 and 2009, respectively. None of these loans were negatively amortizing as of December 31, 2010 and 2009.

Commercial Real Estate Loans.  The commercial real estate loan segment includes income producing real estate loans, construction loans and land loans. We continue to originate commercial real estate loans that are advantageous opportunities for the Bank. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $3.91 billion or 45%, and $4.42 billion or 52%, of our non-covered loan portfolio at December 31, 2010, and 2009, respectively.

Since a significant portion of our real estate loans are secured by properties located in California, declines in the California economy and in real estate values could have a significant effect on the collectability of our loans and on the level of allowance for loan losses required.

Commercial and Industrial Loans. The commercial and industrial loan segment includes commercial business and trade finance loans. We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans and lease financing. Included in our trade finance loans are a variety of international trade services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing and pre-export financing. At December 31, 2010, the commercial and industrial loans segment accounted for a total of $1.98 billion or 23% of our loan portfolio, compared to $1.50 billion or 18% at December 31, 2009.

Most of our trade finance activities are related to trade with Asian countries. However, a significant majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities. In addition, we also offer Export-Import financing to various domestic and foreign customers; the export loans are guaranteed by the Export-Import Bank of the United States. Our trade finance portfolio as of December 31, 2010 primarily represents loans made to borrowers that import goods into the U.S. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. At December 31, 2010, total unfunded commitments related to trade finance loans increased 109% to $529.0 million, compared to $252.7 million at December 31, 2009.

 Consumer Loans. The consumer loans segment includes student loans and other consumer loans. Consumer loans increased from $624.8 million at December 31, 2009 to $733.5 million at December 31, 2010, an increase of 17%. Our student loans are 100% guaranteed by the U.S Department of Education. The other consumer loan portfolio is mainly comprised of home equity lines of credit and auto loans.

Loans Held for Sale.  At December 31, 2010, loans held for sale are mainly comprised of the student loans segment. Loans held for sale totaled $220.1 million and $28.0 million as of December 31, 2010 and 2009, respectively. During 2010, in total, loans receivable of $564.0 million were reclassified to loans held for sale. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $409.5 million in 2010, resulting in net gains on sale of $18.5 million. Proceeds from sales of loans held for sale were $37.1 million and $49.7 million in 2009 and 2008, respectively, with insignificant net gains on sales during both years.

Table 10: Maturity of Loan Portfolio

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)

Residential	$6,528	$284,778	$1,802,463	$2,093,769
Commercial Real Estate	43,486	2,847,648	1,015,604	3,906,738
Commercial and Industrial	147,317	1,707,400	128,638	1,983,355
Consumer	8,086	57,349	668,091	733,526
Total	$205,417	$4,897,175	$3,614,796	$8,717,388

As of December 31, 2010, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 11: Loans Scheduled to be Repriced

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)

Total fixed rate	$209,273	$15,208	$3,114	$227,595
Total variable rate	4,016,310	2,742,245	1,558,309	8,316,864
Total	$4,225,583	$2,757,453	$1,561,423	$8,544,459

Mortgage Servicing Assets

As of December 31, 2010, we had $10.2 million in mortgage servicing assets, which is net of $3.4 million in total valuation allowances. Mortgage servicing assets are initially recorded at fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually-specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Published industry standards are used to derive market-based assumptions. Changes in the assumptions used may have a significant impact on the valuation of mortgage servicing assets. Evaluation of impairment is performed on a quarterly basis. We record mortgage servicing assets for loans sold or securitized for which servicing has been retained by the Bank.

We recorded an impairment of $808 thousand in mortgage servicing assets during 2010, compared with a $1.1 million reduction to our valuation allowance in 2009. The decline in interest rates as well as the overall increases in borrower refinancing and prepayment rates related to the underlying sold or securitized loans have caused the value of mortgage servicing assets to decrease. For complete discussion and disclosure see Note 14 to the Company’s consolidated financial statements presented elsewhere in this report.

Non-covered Nonperforming Assets

Loans are continually monitored by management and the Board of Directors. Generally, our policy is to place a loan on nonaccrual status if principal or interest payments are past due in excess of 90 days or the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. Nonaccrual loans that demonstrate a satisfactory payment trend for several months are returned to full accrual status subject to management’s assessment of the full collectability of the loan.

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets as a percentage of total assets were 0.94% and 0.91% at December 31, 2010 and 2009, respectively. Nonaccrual loans totaled $172.9 million and $173.2 million at December 31, 2010 and 2009, respectively. During 2010, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $233.7 million in problem loans and $42.2 million in non-covered OREO properties during 2010. Net charge-offs for non-covered nonperforming loans were $202.5 million for the year ended December 31, 2010. For non-covered OREO properties, write-downs of $7.0 million were recorded for the year ended December 31, 2010.

Approximately $132.7 million, or 57%, of our problem loan sales during 2010 were all-cash transactions. We also partially financed selected loan sales to unrelated third parties. Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged off. A substantial down payment, typically in the range of 25% to 40%, is received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over the transferred loans.

Loans totaling $398.0 million were placed on nonaccrual status during 2010. As part of our comprehensive loan review process, loans totaling $76.9 million which were not 90 days past due as of December 31, 2010 were included in nonaccrual loans as of December 31, 2010. Additions to nonaccrual loans during 2010 were offset by $225.2 million in gross charge-offs, $33.4 million in payoffs and principal paydowns, $54.2 million in loans that were transferred to other real estate owned, and $85.5 million in loans brought current. Additions to nonaccrual loans during the year ended December 31, 2010 were comprised of $114.1 million in residential loans $216.8 million in commercial real estate loans, $64.0 million in commercial and industrial loans and $3.1 million in consumer loans.

The Company did not have any loans 90 or more days past due accruing interest at December 31, 2010 and 2009.

The Company had $122.1 million and $114.0 million in total performing restructured loans as of December 31, 2010 and 2009, respectively. Nonperforming restructured loans were $42.1 million and $10.1 million at December 31, 2010 and 2009, respectively, and are included in nonaccrual loans. Included in the total restructured loans as of December 31, 2010 and 2009 were $57.3 million and $96.0 million in performing A/B notes, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B notes balance as of December 31, 2010 is comprised of A note balances only. The A notes are performing loans at market interest rates with adequate collateral and cash flow and are accruing interest. At December 31, 2010, the amount of unfunded commitments for restructured loans was $8.7 million. As of December 31, 2010, restructured loans were comprised of $11.7 million in single-family loans, $22.0 million in multifamily loans, $65.2 million in commercial real estate loans, $53.4 million in CRE construction loans, $6.1 million in CRE land loans and $5.8 million in commercial business loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. As of December 31, 2010, the Company had 30 OREO properties with a combined carrying value of $21.9 million. Approximately 75% of OREO properties as of December 31, 2010 were located in the Greater Los Angeles area and Inland Empire region of Southern California. During 2010, the Company foreclosed on 81 properties with an aggregate carrying value of $57.3 million as of the foreclosure date. Additionally, the Company recorded $7.0 million in write-downs. During this period, the Company also sold 79 OREO properties for total proceeds of $39.5 million resulting in a total net loss on sale of $145 thousand and charges against the allowance for loan losses totaling $2.6 million. As of December 31, 2009, the Company had 28 OREO properties with a carrying value of $13.8 million. During the year ended December 31, 2009, the Company sold 153 OREO properties with a combined carrying value of $112.2 million for a net loss of $5.4 million. For the year ended December 31, 2008, the Company sold 29 OREO properties with a combined carrying value of $44.5 million for a net loss of $852 thousand.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

Table 12: Nonperforming Assets

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccrual loans	$172,929	$173,180	$214,607	$63,882	$17,101
Loans 90 or more days past due but not on nonaccrual	—	—	—	—	—
Total nonperforming loans	172,929	173,180	214,607	63,882	17,101
Non-covered other real estate owned, net	21,865	13,832	38,302	1,500	2,786
Total nonperforming assets	$194,794	$187,012	$252,909	$65,382	$19,887

Total nonperforming assets to total assets	0.94%	0.91%	2.12%	0.57%	0.18%
Allowance for loan losses to nonperforming loans	133.24%	137.91%	82.95%	138.39%	457.29%
Nonperforming loans to total gross non-covered loans	1.93%	2.04%	2.60%	0.72%	0.21%
Performing restructured loans	122,100	114,013	10,992	2,081	—

Covered nonperforming assets totaled $503.7 million, representing 2.43% of total assets at December 31, 2010. These covered nonperforming assets are subject to the shared-loss agreements with the FDIC.

We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables – Overall – Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

At December 31, 2010, the Company’s total recorded investment in impaired loans was $158.9 million, compared with $171.8 million at December 31, 2009. The decrease in impaired loans is largely due to a decrease in nonperforming land loans. All nonaccrual and doubtful loans are included in impaired loans. Impaired loans at December 31, 2010 are comprised of single-family loans totaling $7.4 million, multifamily loans totaling $17.4 million, income producing commercial real estate loans totaling $46.4 million, CRE construction loans totaling $35.5 million, CRE land loans totaling $28.9 million, commercial business loans totaling $22.7 million and other consumer loans totaling $620 thousand. As of December 31, 2010, the allowance for loan losses included $10.0 million for impaired loans with a total recorded balance of $20.6 million. As of December 31, 2009, the allowance for loan losses included $19.6 million for impaired loans with a total recorded balance of $47.6 million.

Our average recorded investment in impaired loans during 2010 and 2009 totaled $177.2 million and $227.2 million, respectively. During 2010 and 2009, gross interest income that would have been recorded on nonaccrual loans, had they performed in accordance with their original terms, totaled $12.7 million and $13.7 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $7.9 million and $10.2 million, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at December 31, 2010, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the year. At December 31, 2010, the allowance for loan losses amounted to $234.6 million, which includes $4.2 million allocated to covered loans. Prior to the third quarter of 2010, the total allowance was allocated to non-covered loans. At December 31, 2010, the allowance for loan losses on non-covered loans amounted to $230.4 million, or 2.64% of total non-covered loans receivable, compared with $238.8 million, or 2.80% of total non-covered loans receivable, at December 31, 2009. The $4.2 million decrease in the allowance for loan losses at December 31, 2010, from year-end 2009, reflects $200.2 million in additional loss provisions, less $202.5 million in net charge-offs recorded during the year. The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $10.0 million at December 31, 2010, compared to $8.1 million at December 31, 2009. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

We recorded $200.2 million in loan loss provisions during 2010, as compared to $528.7 million in loss provisions recorded during 2009. The decrease in loss provisions recorded during 2010, compared to 2009, was brought on by our reduced exposure to CRE land and construction loans, both of which experienced reduced outstanding loan balances as well as total commitments during 2010. During 2010, we recorded $202.5 million in net charge-offs representing 2.35% of average loans outstanding during the year. In comparison, we recorded net charge-offs totaling $475.3 million, or 5.69% of average loans outstanding, during 2009. Also during the year we had note sale proceeds of $132.7 million on notes with a carrying value of $233.7 million. $45.5 million in loans were originated to facilitate the sales of loans; the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses. Given the trends we are seeing in the loan portfolio, it is expected that provision for loan losses and net charge-offs will continue to decrease throughout 2011.

The following tables summarize activity in the allowance for loan losses for the periods indicated:

Table 13.1: Allowance for Loan Losses 2010

Year Ended
December 31,
2010
(Dollars in thousands)

Allowance balance, beginning of year	$238,833
Allowance for unfunded loan commitments and letters of credit	(1,833)
Provision for loan losses	200,159
Gross chargeoffs:
Residential	49,685
Commercial real estate	137,460
Commercial and industrial	35,479
Consumer	2,579
Total gross chargeoffs	225,203
Gross recoveries:
Residential	1,626
Commercial real estate	10,073
Commercial and industrial	10,116
Consumer	862
Total gross recoveries	22,677
Net chargeoffs	202,526
Allowance balance, end of year(1)	$234,633
Average loans outstanding	$8,634,283
Total gross loans outstanding, end of year	$8,717,388
Net chargeoffs to average loans	2.35%
Allowance for loan losses to total gross loans at end of year	2.69%

(1)	$4.2 million of the December 31, 2010 balance of allowance for loan losses is allocated to covered loans subject to general reserves.

Table 13.2: Allowance for Loan Losses 2009, 2008, 2007 and 2006

	Year Ended December 31,
	2009	2008	2007	2006
	(Dollars in thousands)

Allowance balance, beginning of year	$178,027	$88,407	$78,201	$68,635
Allowance from acquisitions	—	—	4,125	4,084
Allowance for unfunded loan commitments and letters of credit	(1,778)	5,044	841	(1,168)
Provision for loan losses	528,666	226,000	12,000	6,166
Impact of desecuritization	9,262	—	—	—
Gross chargeoffs:
Residential single-family	33,778	3,522	335	3
Multifamily real estate	20,153	1,966	—	—
Commercial and industrial real estate	159,969	53,459	—	—
Construction	206,732	57,629	2,810	—
Commercial business	53,152	24,639	3,740	236
Trade finance	6,868	5,707	249	205
Automobile	85	268	30	46
Other consumer	4,519	261	42	25
Total gross chargeoffs	485,256	147,451	7,206	515

Gross recoveries:
Residential single-family	771	37	—	2
Residential multifamily	617	—	—	—
Commercial and industrial real estate	2,213	2,467	7	749
Construction	3,312	2,654	—	—
Commercial business	2,684	835	419	238
Trade finance	237	9	—	—
Automobile	50	25	20	5
Other consumer	28	—	—	5
Total gross recoveries	9,912	6,027	446	999
Net chargeoffs (recoveries)	475,344	141,424	6,760	(484)
Allowance balance, end of year	$238,833	$178,027	$88,407	$78,201
Average loans outstanding	$8,355,825	$8,601,825	$8,354,989	$7,828,579
Total gross loans outstanding, end of year	$8,501,033	$8,249,453	$8,845,109	$8,265,232
Net chargeoffs (recoveries) to average loans	5.69%	1.64%	0.08%	-0.01%
Allowance for loan losses to total gross loans at end of year	2.81%	2.16%	1.00%	0.95%

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

The following table reflects the Company’s allocation of the allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated.

Table 14.1: Allowance for Loan Losses by Loan Segment 2010

	At December 31, 2010
	Amount	%
	(Dollars in thousands)

Residential	$49,491	24.0%
Commercial Real Estate	117,752	44.9%
Commercial and Industrial	59,737	22.7%
Consumer	3,428	8.4%
Covered loans subject to general reserves	4,225	0.0%
Total	$234,633	100.0%

Table 14.2: Allowance for Loan Losses by Loan Category 2009

	At December 31, 2009
	Amount	%
	(Dollars in thousands)

Residential single-family	$18,693	10.9%
Residential multifamily	19,332	12.0%
Commercial and industrial real estate	110,628	46.6%
Construction	36,963	5.4%
Commercial business	43,774	15.1%
Trade finance	6,713	2.6%
Automobile	75	0.1%
Consumer and other	2,655	7.3%
Total	$238,833	100.0%

The decrease of $4.2 million in the allowance for loan losses at December 31, 2010, relative to year-end 2009, was primarily due to reductions in both loan loss provisions and net charge-offs driven primarily by our reduced exposure to land and construction loans.

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $653.6 million to $15.64 billion at December 31, 2010, as compared to $14.99 billion at December 31, 2009. The increase in total deposits was due to increases of $1.32 billion, or 42.0%, in money market accounts, $385.2 million, or 16.8%, in noninterest-bearing demand deposits and $90.3 million, or 13.5%, in interest-bearing checking accounts, which were offset by decreases in time deposits of $1.13 billion, or 14.3%, and in savings accounts of $7.0 million, or 0.7%. During 2010, we grew deposits from our retail network and commercial customers by $942.0 million while strategically reducing brokered deposits by $288.4 million.

As of December 31, 2010, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased to $713.5 million, compared to $995.0 million at December 31, 2009. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

Public deposits increased 94% to $586.2 million at December 31, 2010, from $301.6 million at December 31, 2009. A large portion of these public funds are comprised of deposits from the State of California.

Time deposits greater than $100 thousand were $4.53 billion, representing 28.9% of the deposit portfolio at December 31, 2010. These accounts, consisting primarily of deposits by consumers, had a weighted average interest rate of 1.15% at December 31, 2010. The following table provides the remaining maturities at December 31, 2010 of time deposits greater than $100 thousand:

Table 15: Time Deposits $100,000 or Greater

(In thousands)
3 months or less	$1,869,810
Over 3 months through 6 months	749,914
Over 6 months through 12 months	1,410,762
Over 12 months	495,131
Total	$4,525,617

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one business day to six months from the transaction date. At December 31, 2010 and 2009, we had $22 thousand and $22 thousand of federal funds purchased, respectively. FHLB advances decreased 33% to $1.21 billion as of December 31, 2010, compared to $1.81 billion at December 31, 2009. The decrease in FHLB advances is consistent with our overall strategy to deleverage our balance sheet. During 2010, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money market mutual funds was used to pay down our borrowings. Additionally, during 2010, long-term FHLB advances totaling $1.1 billion were prepaid, with additional prepayment penalties of $13.8 million. As of December 30, 2010 we had $200.0 million in overnight FHLB advances. We had no overnight FHLB advances as of December 31, 2009.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.08 billion and $1.03 billion as of December 31, 2010 and 2009, respectively. Included in these balances are $88.5 million and $31.9 million in short-term repurchase agreements as of December 31, 2010 and 2009, respectively. The interest rates on these short-term repurchase agreements were 0.54% and 0.51% at December 31, 2010 and 2009, respectively. The remaining repurchase agreements are long-term with interest rates that are largely fixed primarily ranging from 4.15% to 5.13% as of December 31, 2010. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt remained at $235.6 million at December 31, 2010 and 2009. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with phase-out complete by 2016.

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

Commitments

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2010 is as follows:

Table 16: Significant Commitments

December 31, 2010
(In thousands)

Undisbursed loan commitments	$1,887,653
Standby letters of credit	699,840
Commercial letters of credit	68,949

A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 21 to the Company’s consolidated financial statements presented elsewhere in this report. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 23 to the Company’s consolidated financial statements presented elsewhere in this report.

Contractual Obligations

The following table presents, as of December 31, 2010, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 17: Contractual Obligations

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)

Deposits	$6,123,150	$616,255	$103,559	$7,625	$8,976,739	$15,827,328
Federal funds purchased	22	—	—	—	—	22
FHLB advances	282,043	340,493	299,231	392,163	—	1,313,930
Securities sold under repurchase agreements	135,957	94,823	337,486	777,563	—	1,345,829
Notes payable	—	—	—	—	18,103	18,103
Long-term debt obligations	6,248	12,496	87,208	251,529	—	357,481
Operating lease obligations	20,907	52,359	25,136	14,633	—	113,035
Unrecognized tax benefits	(2,567)	(3,759)	(496)	(381)	—	(7,203)
Postretirement benefit obligations	697	2,193	2,531	44,528	—	49,949
Total contractual obligations	$6,566,457	$1,114,860	$854,655	$1,487,660	$8,994,842	$19,018,474

The operating lease obligation as of December 31, 2010 includes the forty-nine leases assumed by the Company as part of the FDIC-assisted transactions of WFIB and UCB.

Capital Resources

At December 31, 2010, stockholders’ equity totaled $2.11 billion, a 7.5% decrease from the year-end 2009 balance of $2.28 billion. The decrease is comprised of the following: (1) repayment of TARP and related repurchase of Series B preferred stock amounting to $306.5 million, representing 306,546 shares; (2) accrual and payment of cash dividends on common stock and preferred stock totaling $27.6 million; (3) noncredit-related impairment loss on investment securities amounting to $9.0 million; (4) additional unrealized loss on investment securities available-for-sale, net of tax, of $5.6 million; (5) purchase of treasury shares related to vested restricted stock amounting to $1.2 million, representing 65,834 shares; and (6) net tax provision of $170 thousand from various stock plans. These transactions were offset by: (1) net income of $164.6 million recorded during 2010; (2) stock compensation costs amounting to $8.5 million related to grants of restricted stock and stock options; (3) issuance of common stock totaling $4.7 million, representing 1,885,104 shares, pursuant to various stock plans and agreements; and (4) foreign currency translation adjustments, net of tax, of $1.5 million.

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital.

Series A Preferred Stock Offering

In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. See Note 24 of the Notes to Consolidated Financial Statements for additional information.

TARP Repayment

In October 2008, the U.S. Treasury announced its intention to inject capital into certain eligible financial institutions under the TARP Capital Purchase Program (“TARP CPP”). In December 2008, we participated in the TARP CPP by issuing to the U.S. Treasury 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and warrants for an aggregate purchase price of $306.5 million. On December 29, 2010, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all shares of the TARP CPP preferred stock and the related accrued and unpaid dividends by using $308.4 million of available cash, without raising any capital or debt. The repurchase of the TARP CPP preferred stock will save us approximately $15.3 million in annual dividends. At the time we repurchased the TARP CPP preferred stock, we did not repurchase the related warrants. As of December 31, 2010, there were 1,517,555 warrants outstanding. As stated in Note 29 to the Company’s consolidated financial statements presented elsewhere in this report, on January 26, 2011, the Company repurchased all outstanding warrants for $14.5 million.

Private Placement

On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of common stock upon conversion of the 335,047 shares of the Series C preferred stock. Subsequently, on March 30, 2010, each share of the Series C preferred stock was automatically converted into 110.74197 shares of our common stock at a per common share conversion price of $9.03, as adjusted in accordance with the terms of the Series C preferred stock. As a result, no shares of the Series C preferred stock remain outstanding.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.” At December 31, 2010, the Bank’s Tier I and total capital ratios were 15.7% and 17.4%, respectively, compared to 15.7% and 17.7%, respectively, at December 31, 2009.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at December 31, 2010, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 18: Regulatory Required Ratios

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	17.5%	17.4%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	15.7%	15.7%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.3%	9.3%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans and securities. In addition, government programs, such as the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), may influence deposit behavior. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the years ended December 31, 2010, 2009, and 2008, we experienced net cash inflows from operating activities of $869.2 million, $155.3 million, and $182.4 million, respectively. Net cash inflows from operating activities were primarily due to net income earned during the year.

Net cash inflows (outflows) from investing activities totaled $136.1 million, $1.5 billion, and $(132.7) million during 2010, 2009, and 2008, respectively. Net cash inflows from investing activities for 2010 and 2009 were due primarily to repayment, redemption and sales of investment securities offset by purchases of investment securities. For 2008, net cash outflows from investing activities can be attributed primarily to purchases of investment securities. These factors were partially offset by proceeds from the sale of investment securities and loans, as well as repayments, maturities and redemptions of investment securities.

We experienced net cash outflows from financing activities of $772.5 million during the year ended December 31, 2010, primarily due to repayment of FHLB advances.

During 2009, we had net cash outflows from financing activities of $1.39 billion primarily due to repayment of short-term borrowings.

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

As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2010, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2010, we are not aware of any material commitments for capital expenditures in the foreseeable future.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the years ended December 31, 2010 and 2009, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $85.0 million and $23.6 million, respectively. As of December 31, 2010, approximately $72.7 million of undivided profits of the Bank were available for dividends to the Company. In January 2011, $50.0 million in dividends were upstreamed to East West Bancorp. On January 25, 2011, the Board of Directors declared first quarter dividends on the Company’s common stock and Series A preferred stock. The Board of Directors authorized common stock dividends of $0.01 per share for the first quarter of 2011.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2010 and 2009, assuming a non-parallel shift of 100 and 200 basis points in both directions:

Table 19: Rate Shock Table

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates (Basis Points)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
+200	(0.4)%	1.5%	1.5%	(4.3)%
+100	(1.6)%	0.3%	0.4%	(2.2)%
-100	6.8%	3.9%	0.5%	1.6%
-200	7.1%	6.8%	(0.9)%	1.1%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)	The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2010 and 2009. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. At December 31, 2010 and 2009, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2010. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 20: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year							Fair Value at December 31,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2010
	(Dollars in thousands)
Assets:
CD investments	$73,259	$1,335	$—	$250	$—	$—	$74,844	$75,621
Average yield (fixed rate)	1.16%	1.78%	—	4.00%	—	—	1.18%
Short-term investments	$83,724	$—	$—	$—	$—	$—	$83,724	$83,724
Weighted average rate	0.82%	—	—	—	—	—	0.82%
Securities purchased under resale agreements (<=3 months)	$290,012	$—	$—	$—	$—	$—	$290,012	$290,012
Weighted average rate	0.57%	—	—	—	—	—	0.57%
Securities purchased under resale agreements (> 3 months)	$450,000	$50,000	$—	$—	$—	$—	$500,000	$505,826
Weighted average rate	2.16%	7.27%	—	—	—	—	2.67%
Investment securities available-for-sale (fixed rate)	$119,844	$66,511	$45,536	$86,787	$41,576	$163,742	$523,996	$520,416
Weighted average rate	4.92%	4.77%	3.20%	2.50%	4.39%	5.56%	4.51%
Investment securities available-for-sale (floating rate)	$1,171,424	$42,530	$65,412	$56,288	$433,719	$612,382	$2,381,755	$2,355,523
Weighted average rate	3.13%	5.54%	2.63%	3.49%	3.58%	4.50%	3.60%
Total covered gross loans	$4,288,214	$716,575	$409,513	$198,497	$122,327	$220,647	$5,955,773	$4,882,710
Weighted average rate	4.68%	6.27%	6.05%	5.98%	5.66%	4.57%	5.03%
Total non-covered gross loans	$6,953,313	$608,837	$414,596	$237,474	$182,448	$540,775	$8,937,443	$8,697,828
Weighted average rate	5.13%	5.98%	5.88%	5.88%	5.76%	5.02%	5.25%

Liabilities:
Checking accounts	$757,446	$—	$—	$—	$—	$—	$757,446	$625,541
Weighted average rate	0.27%	—	—	—	—	—	0.27%
Money market accounts	$4,457,376	$—	$—	$—	$—	$—	$4,457,376	$4,315,303
Weighted average rate	0.55%	—	—	—	—	—	0.55%
Savings deposits	$984,518	$—	$—	$—	$—	$—	$984,518	$823,168
Weighted average rate	0.25%	—	—	—	—	—	0.25%
Time deposits	$6,067,623	$540,433	$54,392	$36,963	$59,221	$6,821	$6,765,453	$6,762,892
Weighted average rate	1.07%	1.53%	1.79%	1.89%	1.53%	0.24%	1.12%
Short term borrowings	$22	$—	$—	$—	$—	$—	$22	$22
Weighted average rate	0.15%	—	—	—	—	—	0.15%
FHLB advances	$245,000	$100,000	$175,000	$50,000	$200,000	$375,000	$1,145,000	$1,199,151
Weighted average rate	0.95%	1.03%	4.55%	4.43%	4.46%	4.16%	3.32%
Short term repurchase agreements	$88,545	$—	$—	$—	$—	$—	$88,545	$88,675
Weighted average rate	0.54%	—	—	—	—	—	0.54%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$—	$—	$245,000	$700,000	$945,000	$1,153,101
Weighted average rate	—	—	—	—	4.49%	4.91%	4.80%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000	$54,746
Weighted average rate	4.15%	—	—	—	—	—	4.15%
Subordinated notes (variable rate)	$75,000	$—	$—	$—	$—	$—	$75,000	$58,280
Weighted average rate	1.60%	—	—	—	—	—	1.60%
Junior subordinated debt (fixed rate)	$—	$—	$—	$—	$—	$21,392	$21,392	$22,482
Weighted average rate	—	—	—	—	—	10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178	$—	$—	$—	$—	$—	$139,178	$44,871
Weighted average rate	2.07%	—	—	—	—	—	2.07%
Other borrowing (variable rate)	$10,973	$—	$—	$—	$—	$—	$10,973	$10,989
Weighted average rate	2.11%	—	—	—	—	—	2.11%

(1)	Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

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

The fair values of interest-bearing deposits in other banks are based on the discounted cash flow approach. The discount rate is derived from the Bank’s time deposit rate curve. The fair values of short-term investments generally approximate their book values due to their short maturities. For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates and taking into consideration the call features of each instrument. The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For the private-label mortgage-backed security, the fair value was derived based on weighted average of broker prices based on market approach and income approach (discounted cash flow). For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses. The discount rate is derived from assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit quality and liquidity risk premiums, and specific nonperformance and default experience in the collateral underlying the securities.

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

The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We may elect to use derivative financial instruments as part of our asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin and stockholders’ equity. Currently, derivative instruments do not have a material effect on our operating results or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in our portfolio, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Asset Liability and Market Risk Management” presented elsewhere in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, including the “Report of Independent Registered Public Accounting Firm,” are included in this report immediately following Part IV.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Audit Report of the Company’s Registered Public Accounting Firm

The independent registered public accounting firm of KPMG LLP, as auditors of East West Bancorp’s consolidated financial statements, has issued an audit report on the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework, issued by COSO, which has been presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
East West Bancorp, Inc.:

We have audited East West Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Los Angeles, California
February 28, 2011

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers of the Company, to the extent not included under Item 1 under the heading “Executive Officers of the Registrant” appearing at the end of Part I of this report, will appear in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “ELECTION OF DIRECTORS,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 “Director Compensation.”

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Experts

The Company has determined that all members of the Audit Committee, namely Directors Andrew Kane, John Lee, Paul Irving and Keith Renken are “Audit Committee Financial Experts” as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. All members of the Audit Committee are independent of management.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation of the Company’s named executives will appear in the 2011 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “DIRECTOR COMPENSATION,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION DISCUSSION AND ANALYSIS,” and “REPORT BY THE COMPENSATION COMMITTEE,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in the 2011 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)

Equity compensation plans approved by security holders	1,438,979	$24.21	1,488,036
Equity compensation plans not approved by security holders	—	—	—
Total	1,438,979	$24.21	1,488,036

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in the 2011 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the 2011 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements included in the registrant’s 2010 Annual Report to Shareholders are included. Page number references are to the 2010 Annual Report to Shareholders.

(a)(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2
Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]

3.3	Amendment to the Certification of Incorporation of the Registrant [Incorporated by reference from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2005.]
3.4
Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]

3.5	Bylaws of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.6	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.7
Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on April 30, 2008.]

3.8
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2008.]

3.9
Certificate of Designations of Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on November 12, 2009.]

4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2
Form of Certificate of the Registrant’s 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant’s Current report on Form 8-K, filed with the Commission on April 30, 2008.]

4.3
Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant’s Current report on Form 8-K, filed with the Commission on December 9, 2008.]

4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.6.1
East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.3	1998 NonQualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors’ Restricted Stock Program+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7
East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.8	Employment Agreement with William J. Lewis+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.9.1	Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]
10.9.2
Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]

10.9.3
Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.10	Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.11	Employment Agreement with Wellington Chen+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+
10.14
Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant’s Current report on Form 8-K, filed with the Commission on December 9, 2008.]

10.15
Form of Investment Agreement by and between the Company and the respective Purchaser thereto [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on November 12, 2009.]

10.16
Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, Receiver of United Commercial Bank, San Francisco, California, the Federal Deposit Insurance Corporation and East West Bank, dated as of November 6, 2009 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on November 12, 2009.]

10.17
Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Washington First International Bank, Seattle, Washington, the Federal Deposit Insurance Corporation and East West Bank, dated as of June 11, 2010 [Incorporated by reference from Registrant’s Current Report on Form 8-K/A, filed with the Commission on August 27, 2010.]

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
East West Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting,

/s/ KPMG LLP

Los Angeles, California
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
East West Bancorp, Inc.
Pasadena, California

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows of East West Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of East West Bancorp, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 2, 2009 (July 17, 2009 as to the reclassification of segment information for 2008 as described in Note 26)

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,333,949	$1,099,084
Short-term investments	143,560	246,845
Securities purchased under resale agreements	500,000	227,444
Investment securities available-for-sale, at fair value (with amortized cost of $2,900,410 at December 31, 2010 and $2,563,043 at December 31, 2009)	2,875,941	2,564,081
Loans held for sale	220,055	28,014
Loans receivable, excluding covered loans (net of allowance for loan losses of $230,408 at December 31, 2010 and $238,833 at December 31, 2009)	8,430,199	8,218,671
Covered loans (net of allowance for loan losses of $4,225 at December 31, 2010)	4,800,876	5,598,155
Total loans receivable, net	13,231,075	13,816,826
FDIC indemnification asset	792,133	1,091,814
Other real estate owned, net	21,865	13,832
Other real estate owned covered, net	123,902	44,273
Total other real estate owned	145,767	58,105
Investment in Federal Home Loan Bank stock, at cost	162,805	180,217
Investment in Federal Reserve Bank stock, at cost	47,285	36,785
Investment in affordable housing partnerships	155,074	84,833
Premises and equipment, net	135,919	59,099
Accrued interest receivable	82,090	82,370
Due from customers on acceptances	73,796	40,550
Premiums on deposits acquired, net	79,518	89,735
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	103,048	98,552
Other assets	281,084	417,420
TOTAL	$20,700,537	$20,559,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$2,676,466	$2,291,259
Interest-bearing	12,964,793	12,696,354
Total deposits	15,641,259	14,987,613
Federal Home Loan Bank advances	1,214,148	1,805,387
Securities sold under repurchase agreements	1,083,545	1,026,870
Notes payable and other borrowings	60,686	74,406
Bank acceptances outstanding	73,796	40,550
Long-term debt	235,570	235,570
Accrued expenses and other liabilities	277,602	104,157
Total liabilities	18,586,606	18,274,553

COMMITMENTS AND CONTINGENCIES (Note 21)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,741 shares outstanding in 2010 and 2009; Series B, cumulative, 306,546 shares issued and outstanding in 2009; Series C, cumulative convertible, 335,047 shares issued and outstanding in 2009.	83,058	693,803
Common stock, $0.001 par value, 200,000,000 shares authorized; 155,743,241 and 116,754,403shares issued in 2010 and 2009, respectivley; 148,542,940 and 109,962,965 shares outstanding in 2010 and 2009, respectively.	156	117
Additional paid in capital	1,434,277	1,091,047
Retained earnings	720,116	604,223
Treasury stock, at cost -- 7,200,301 shares in 2010 and 6,791,438 shares in 2009	(111,262)	(105,130)
Accumulated other comprehensive (loss) income, net of tax	(12,414)	599
Total stockholders' equity	2,113,931	2,284,659
TOTAL	$20,700,537	$20,559,212

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$998,589	$587,163	$545,260
Investment securities	70,052	116,286	100,583
Securities purchased under resale agreements	14,208	7,985	6,372
Investment in Federal Home Loan Bank stock	597	—	3,639
Investment in Federal Reserve Bank stock	2,751	2,337	1,536
Short-term investments	9,634	9,047	7,468
Total interest and dividend income	1,095,831	722,818	664,858

INTEREST EXPENSE
Customer deposit accounts	116,737	129,477	178,060
Federal Home Loan Bank advances	26,641	49,940	70,661
Securities sold under repurchase agreements	48,993	49,725	46,062
Long-term debt	6,420	7,816	12,694
Other borrowings	2,326	171	2,217
Total interest expense	201,117	237,129	309,694

Net interest income before provision for loan losses	894,714	485,689	355,164
Provision for loan losses	200,159	528,666	226,000
Net interest income (loss) after provision for loan losses	694,555	(42,977)	129,164

NONINTEREST INCOME (LOSS)
Gain on acquisition	22,874	471,009	—
Impairment loss on investment securities	(32,127)	(121,802)	(73,165)
Less: Noncredit-related impairment loss recorded in other comprehensive income	15,458	14,131	—
Net impairment loss on investment securities recognized in earnings	(16,669)	(107,671)	(73,165)
Decrease in FDIC indemnification asset and receivable	(83,213)	(23,338)	—
Branch fees	32,634	22,326	16,972
Net gain on sales of investment securities	31,237	11,923	9,005
Letters of credit fees and commissions	11,816	8,338	9,739
Ancillary loan fees	8,526	6,286	4,646
Income from life insurance policies	4,083	4,368	4,151
Net gain on sales of loans	18,515	—	2,275
Other operating income (loss)	9,467	(2,288)	1,315
Total noninterest income (loss)	39,270	390,953	(25,062)

NONINTEREST EXPENSE
Compensation and employee benefits	170,052	79,475	82,236
Occupancy and equipment expense	52,073	30,218	26,991
Amortization of investments in affordable housing partnerships	10,032	7,450	7,272
Amortization and impairment writedowns of premiums on deposits acquired	13,283	5,895	7,270
Deposit insurance premiums and regulatory assessments	25,201	28,073	7,223
Loan related expenses	21,070	7,580	6,373
Other real estate owned expense	61,568	19,104	6,013
Legal expense	19,577	8,024	5,577
Prepayment penalty for FHLB advances	13,832	2,370	—
Data processing	10,615	5,641	4,494
Deposit-related expenses	4,750	3,909	4,414
Consulting expense	7,984	8,135	4,398
Other operating expenses	67,879	37,380	39,009
Total noninterest expense	477,916	243,254	201,270

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	255,909	104,722	(97,168)
PROVISION (BENEFIT) FOR INCOME TAXES	91,345	22,714	(47,485)
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	164,564	82,008	(49,683)
Extraordinary item, net of tax	—	(5,366)	—
NET INCOME (LOSS) AFTER EXTRAORDINARY ITEMS	164,564	76,642	(49,683)
PREFERRED STOCK DIVIDENDS AMORTIZATION OF PREFERRED STOCK DISCOUNT, AND INDUCEMENT OF PREFERRED STOCK CONVERSION	43,126	49,115	9,474
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$121,438	$27,527	$(59,157)
EARNINGS (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.88	$0.35	$(0.94)
DILUTED	$0.83	$0.33	$(0.94)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	137,478	78,770	62,673
DILUTED	147,102	84,523	62,673
DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.05	$0.40

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Preferred Stock	Additional Paid In Capital Preferred Stock	Common Stock	Additional Paid In Capital Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, JANUARY 1, 2008	$—	$—	$70	$652,297	$657,183	$(98,925)	$(38,802)		$1,171,823
Comprehensive loss:
Net loss					(49,683)			$(49,683)	(49,683)
Net unrealized loss on investment securities available-for-sale, net of tax benefits of $34,533 and reclassifications of $37,213 net loss included in net income							(47,689)	(47,689)	(47,689)
Total comprehensive loss								$(97,372)
Cumulative effect of change in accounting principle pursuant to adoption of ASC 715					(479)				(479)
Stock compensation costs				6,167					6,167
Tax provision from stock compensation plans, net				(414)					(414)
Issuance of 200,000 shares Series A preferred stock, net of stock issuance costs		194,059							194,059
Conversion of 3,495 shares of Series A preferred stock		(3,391)							(3,391)
Issuance of 227,150 shares of common stock from converted 3,495 shares of Series A preferred stock				3,391					3,391
Issuance of 306,546 shares Series B preferred stock, net of stock issuance costs and discount		281,643							281,643
Issuance of 3,035,109 warrants, pursuant to Series B preferred stock offering				25,201					25,201
Issuance of 496,701 shares pursuant to various stock compensation plans and agreements				2,776					2,776
Issuance of 18,361 shares pursuant to Director retainer fee				219					219
Cancellation of 113,929 shares due to forfeitures of issued restricted stock				3,586		(3,586)			—
Purchase accounting adjustment pursuant to DCB acquisition				2,298					2,298
Purchase of 20,846 shares of treasury stock due to the vesting of restricted stock						(306)			(306)
Amortization of Series B preferred stock discount					(312)				(312)
Preferred stock dividends					(9,162)				(9,162)
Common stock dividends					(25,375)				(25,375)
BALANCE, DECEMBER 31, 2008	$—	$472,311	$70	$695,521	$572,172	$(102,817)	$(86,491)		$1,550,766
Cumulative effect adjustment for reclassification of the previously recognized noncredit-related impairment loss on investment securities pursuant to adoption of ASC 320-10-65					8,110		(8,110)		—
BALANCE, JANUARY 1, 2009	$—	$472,311	$70	$695,521	$580,282	$(102,817)	$(94,601)		$1,550,766
Comprehensive income:
Net income					76,642			$76,642	76,642
Net unrealized gain on investment securities available-for-sale, net of taxes of $52,749 and reclassification of $63,730 net loss included in net income							72,844	72,844	72,844
Net unrealized gain as a result of desecuritization, net of taxes of $22,124							30,552	30,552	30,552
Noncredit-related impairment loss on securities, net of tax benefits of $5,935							(8,196)	(8,196)	(8,196)
Total comprehensive income								$171,842
Stock compensation costs				5,330					5,330
Tax provision from stock compensation plans, net				(1,012)					(1,012)
Preferred stock issuance and conversion costs		(9,928)							(9,928)
Common stock issuance costs				(10,392)					(10,392)
Induced conversion of 110,764 shares of Series A preferred stock		(107,474)							(107,474)
Issuance of 9,968,760 shares of common stock from converted 110,764 shares of Series A preferred stock			10	125,804	(18,340)				107,474
Issuance of 23,247,012 shares common stock from various private placements			24	192,430					192,454
Issuance of 12,650,000 shares common stock from public offering			12	80,316					80,328
Issuance of 488,256 shares pursuant to various stock compensation plans and agreements			1	948					949
Issuance of 22,386 shares pursuant to Director retainer fee				219					219
Issuance of 335,047 shares Series C preferred stock,net of stock issuance costs		335,047							335,047
Cancellation of 76,962 shares due to forfeitures of issued restricted stock				1,883		(1,883)			—
Purchase of 37,020 shares of treasury stock due to the vesting of restricted stock						(430)			(430)
Amortization of Series B preferred stock discount		3,847			(3,847)				—
Preferred stock dividends					(26,928)				(26,928)
Common stock dividends					(3,586)				(3,586)
BALANCE, DECEMBER 31, 2009	$—	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659
Comprehensive income:
Net income					164,564			$164,564	164,564
Net unrealized loss on investment securities available-for-sale, net of tax benefits of $4,028 and reclassification of $5,714 net gain included in net income							(5,563)	(5,563)	(5,563)
Noncredit-related impairment loss on securities, net of taxes of $6,492							(8,966)	(8,966)	(8,966)
Foreign currency translation adjustments, net of taxes of $1,098							1,516	1,516	1,516
Total comprehensive income								$151,551
Stock compensation costs				8,480					8,480
Tax provision from stock compensation plans, net				(170)					(170)
Issuance of 1,867,194 shares of common stock pursuant to various stock compensation plans and agreements			2	4,452					4,454
Conversion of 335,047 shares of Series C preferred stock into 37,103,734 shares of common stock		(325,299)	37	325,262					—
Issuance of 17,910 shares pursuant to Director retainer fee				281					281
Cancellation of 343,029 shares of common stock due to forfeitures of issued restricted stock				4,925		(4,925)			—
Purchase of 65,834 shares of treasury stock due to the vesting of restricted stock						(1,207)			(1,207)
Amortization of Series B preferred stock discount		21,042			(21,042)				—
Preferred stock dividends					(22,084)				(22,084)
Common stock dividends					(5,545)				(5,545)
Repurchase of 306,546 shares of Series B preferred stock		(306,488)							(306,488)
BALANCE, DECEMBER 31, 2010	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)		$2,113,931

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) after extraordinary items	$164,564	$76,642	$(49,683)
Adjustments to reconcile net income (loss) after extraordinary items to net cash provided by operating activities:
Depreciation and amortization	57,593	81,901	18,096
Accretion of discount and premium	(235,988)	(116,770)	—
Decrease in FDIC indemnification asset and receivable	83,213	23,338	—
Gain on acquisition	(22,874)	(471,009)	—
Impairment writedown on goodwill	—	—	858
Net impairment loss on investment securities available-for-sale recognized in earnings	16,669	107,671	73,165
Impairment writedown (reversal) on mortgage servicing assets	808	(1,051)	2,387
Impairment writedown on other investments	1,244	6,181	1,319
Stock compensation costs	8,761	5,549	6,167
Deferred tax benefit (expense)	12,377	127,132	(83,637)
Provision for loan losses	200,159	528,666	226,000
Impairment on other real estate owned	49,669	7,759	3,609
Net gain on sales of investment securities, loans and other assets	(51,776)	(6,340)	(9,851)
Federal Home Loan Bank stock dividends	—	—	(4,623)
Originations of loans held for sale	(42,985)	(65,047)	(49,352)
Proceeds from sale of loans held for sale	42,059	37,127	49,725
Prepayment penalty for Federal Home Loan Bank advances	13,832	2,370	—
Tax provision (benefit) from stock compensation plans, net	170	(1,012)	414
Income from life insurance policies	(4,083)	(4,368)	(4,151)
Net proceeds from FDIC shared-loss agreements	331,500	—	—
Net change in accrued interest receivable and other assets	87,009	(143,966)	24,623
Net change in accrued expenses and other liabilities	157,275	(39,498)	(22,645)
Total adjustments	704,632	78,633	232,104
Net cash provided by operating activities	869,196	155,275	182,421

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	498,187	467,149	302,422
Net decrease (increase) in short-term investments	103,285	(18,404)	(228,441)
Purchases of:
Securities purchased under resale agreements	(950,000)	(30,044)	—
Investment securities held-to-maturity	—	(551,608)	(122,185)
Investment securities available-for-sale	(4,207,000)	(1,976,701)	(2,566,040)
Loans receivable	(861,490)	(530,345)	(103,751)
Federal Home Loan Bank stock	—	—	(9,400)
Federal Reserve Bank stock	(10,500)	(9,196)	(5,904)
Premises and equipment	(90,931)	(179)	(3,693)
Proceeds from sale of:
Investment securities available-for-sale	1,338,910	1,650,680	699,392
Securities purchased under resale agreements	680,000	—	100,000
Loans receivable	473,961	299,322	183,764
Loans held for sale originated for investment	367,404	—	—
Other real estate owned	140,710	81,825	33,709
Premises and equipment	112	18	85
Investments in affordable housing partnerships	2,000	—	—
Repayments, maturity and redemption of investment securities available-for-sale	2,564,157	1,477,470	1,576,271
Redemption of Federal Home Loan Bank stock	20,075	—	12,270
Net cash acquired (paid) in acquisitions	67,186	599,036	(1,181)
Net cash provided by (used in) investing activities	136,066	1,459,023	(132,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	254,985	325,211	863,045
Short-term borrowings	40,095	(2,215,097)	(547,137)
Proceeds from:
FHLB advances	550,000	—	250,000
Issuance of common stock pursuant to various stock plans and agreements	4,454	949	2,776
Issuance of preferred stock, net of stock issuance costs, and common stock warrants	—	335,047	500,591
Issuance of common stock from public offering	—	80,328	—
Issuance of common stock from private placement	—	192,454	—
Payment for:
Repayment of FHLB advances	(1,198,312)	—	(355,640)
Repayment of notes payable and other borrowings	(86,198)	(62,547)	(10,736)
Repurchase of Series B preferred stock	(306,546)	—	—
Purchase of treasury shares	(1,207)	(430)	(306)
Issuance and conversion costs of preferred stock and common stock	—	(20,320)	—
Cash dividends on preferred stock	(24,060)	(26,076)	(8,037)
Cash dividends on common stock	(5,545)	(3,586)	(25,375)
Tax (provision) from stock compensation plans, net	(170)	—	(414)
Net cash (used in) provided by financing activities	(772,504)	(1,394,067)	668,767

Effect of exchange rate changes on cash and cash equivalents	2,107	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	234,865	220,231	718,506
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,099,084	878,853	160,347
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,333,949	$1,099,084	$878,853

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$206,706	$230,667	$301,744
Income tax payments, net of refunds	(60,621)	(21,180)	38,937
Noncash investing and financing activities:
Transfers from investment securities held-to-maturity to available-for-sale	—	681,404	—
Desecuritization of loans receivable	—	635,614	—
Transfers from other real estate owned/affordable housing partnership	—	13,982	—
Conversion of preferred stock to common stock	325,299	—	—
Real estate acquired through foreclosure	270,995	135,844	83,672
Affordable housing investment financed through notes payable	85,596	—	11,000
Loans to facilitate sales of other real estate owned	15,888	40,687	8,701
Loans to facilitate sales of loans	45,522	—	—
Loans transferred to loans held for sale	563,974	—	—
Purchase accounting adjustment in connection with acquisition	—	—	2,298
Accrued preferred stock dividend	—	852	1,125
Amortization of preferred stock discount	21,042	3,847	312
Issuance of common stock in lieu of Board of Director retainer fees	281	219	219

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. The Bank operates 106 banking locations throughout California, eight branches in New York, five branches in Georgia, three branches in Massachusetts, two branches in Texas, and four branches in Washington. In Greater China, the Bank’s presence includes three full-service branches in Hong Kong, in Shanghai, and in Shantou. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan. In addition, the Bank holds operations in the Cayman Islands, through its wholly owned subsidiary, California Canton International Bank (Cayman) Ltd.

The Bank focuses on commercial lending, including commercial real estate loans, commercial business loans and trade finance loans. The Bank also provides financing for residential loans including single-family and multifamily loans. To a lesser extent, the Bank also makes construction development and consumer loans. Included in the Bank’s locations are eleven in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank’s revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions pertaining to the reporting of assets and liabilities, including the fair value of assets acquired and liabilities assumed, the FDIC indemnification asset, valuation of OREO, the allowance for loan losses, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of East West Bancorp, Inc., and its wholly owned subsidiaries, East West Bank and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has nine wholly owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, may require us to make a number of significant judgments. Based on the observability of the inputs used in the valuation techniques, we classify our assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC 820. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Securities Purchased Under Resale Agreements (“Resale Agreements”)—The Company purchases securities under resale agreements with terms that range from one day to several years. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are over-collateralized to ensure against unfavorable market price movements. In the event that the fair value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to deliver an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. Resale agreements which are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents. Resale agreements with terms greater than 90 days are separately categorized. The Company had no short-term resale agreements as of December 31, 2010 and 2009.

Investment Securities—The Company classifies its investment securities according to their purpose and holding period. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at fair value. Realized and unrealized gains or losses on trading account securities are included in noninterest income. As of December 31, 2010 and 2009, there were no trading account securities in the investment portfolio. Held-to-maturity debt securities are recorded at amortized cost. As of December 31, 2010 and 2009 there were no held-to-maturity debt securities in the investment portfolio. The Company has the intent and ability to hold such securities to maturity. Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses excluded from operations and reported as a separate component of accumulated other comprehensive income or loss, net of tax, in stockholders’ equity.

The fair values of the investment securities are generally determined by reference to average quoted market prices obtained by independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

The Company applies a modified valuation approach to certain investment securities for which it believes the current broker prices obtained are based on forced liquidation or distressed sale values in inactive markets. The fair value of each of these securities is individually determined based on a combination of the market approach, reflecting current broker prices, and the income approach, which is a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific non-performance and default experience in the collateral underlying the security; additionally, broker discount rates are taken into consideration in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value of each security trading in an inactive market.

Amortization of premiums and accretion of discounts on securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

At each reporting date, the Company assesses whether there is an “other-than-temporary” impairment (“OTTI”) in its portfolio of investment securities. If we determine that a decline in fair value is other-than-temporary, an impairment loss is recognized in current earnings. When we have the intent and ability to hold debt securities with OTTI for a period necessary to recover the noncredit-related impairment losses, only the credit-related impairment losses are recognized in current earnings. In these instances, the noncredit-related impairment losses are charged to other comprehensive income. The Company examines all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors that are examined to assess impairment include the nature of the investments, the severity and duration of the loss, the probability that the Company will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities, and any change in the rating of the securities by the various rating agencies. Additionally, management takes into consideration the Company’s financial resources as well as the Company’s overall ability and intent to hold the securities until their fair values recover.

The Company considers all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for its portfolio of trust preferred securities. The Company considers factors such as remaining payment terms of the security, prepayment speeds, expected defaults, the financial condition of the issuer(s), and the value of any underlying collateral.

Loans Receivable—Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Loans held for sale are carried at the lower of aggregate cost or fair value using the aggregate method. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.

Allowance for Loan Losses—The allowance for loan losses is established as management’s estimate of probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additionally, non-classified loans are also considered in the allowance for loan losses calculation and are factored in based on the historical loss experience adjusted for various qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for residential, commercial real estate, and commercial and industrial loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency is charged off against the allowance for loan losses. Consumer loans consist of homogeneous smaller balance loans and are reviewed on a collective basis for impairment.

Acquired Loans—Acquired loans are valued as of acquisition date in accordance with ASC 805. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30. Further, the Company has elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology.

Under ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. In situations where loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

The cash flows expected over the life of the loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying value of the loan or pool, book yield, effective interest income and impairment, if any, based on loan or pool level events, respectively. Assumptions as to default rates, loss severity, loss curves and prepayment speeds are utilized to calculate the expected cash flows.

At acquisition, the excess of the cash flows expected to be collected over the fair value is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the cash flows expected to be collected is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

Covered Loans—Loans acquired in an FDIC-assisted acquisition that are subject to an FDIC shared-loss agreement are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements we expect to collect from the FDIC. All covered loans are accounted for under ASC 805 and ASC 310-30.

FDIC Indemnification Asset—In conjunction with the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank, the Bank entered into shared-loss agreements with the FDIC related to covered loans and covered other real estate owned (see “Covered Other Real Estate Owned” below). The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreement. The Company has elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered loans over those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Other Real Estate Owned—Other real estate owned (“OREO”) represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of the fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are also charged to noninterest expense. If the OREO is sold within three months of foreclosure, the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan losses, if deemed material. Otherwise, any declines in value, after foreclosure, are recorded as gains or losses from the sale or disposition of the real estate. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

Covered Other Real Estate Owned—All other real estate owned acquired in an FDIC-assisted acquisition that are subject to an FDIC shared-loss agreement are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of the expected cash flow reimbursements we expect to collect from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the FDIC indemnification asset (see “FDIC Indemnification Asset” above), with the estimated net loss to the Bank charged against earnings.

Investment in Affordable Housing Partnerships—The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence or a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments are recorded using the cost method and are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns.

Goodwill and Other Intangible Assets—The Company has goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, as a result of various past acquisitions. Goodwill is not amortized and is reviewed for impairment on an annual basis on December 31, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits, which is typically 7 to 15 years. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and premiums on deposits is recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Investment in Federal Home Loan Bank Stock—As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. As a result of the acquisition of WFIB, the Bank also owns common stock in the FHLB of Seattle. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

Investment in Federal Reserve Bank Stock—As a member of the Federal Reserve Bank (“FRB”) of San Francisco, the Bank is required to maintain stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as dividend income.

Premises and Equipment—The Company’s premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

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

Mortgage Servicing Assets—Mortgage servicing assets are initially recorded at fair value. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually-specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Evaluation of impairment is performed on a quarterly basis using discounted static cash flow analysis in combination with mortgage dealer consensus prepayment forecasts. Variations in either or a combination of these factors could materially affect the estimated values of mortgage servicing assets. In conjunction with the valuation process, each class of servicing assets is stratified to evaluate and measure impairment, which is measured as the excess of cost over fair value. Determination of each stratum is based on one or more predominant risk characteristics of the underlying financial assets, including loan type, maturity and interest rates. Impairment, if it occurs, is recognized through a valuation allowance for each class.

Securities Sold Under Repurchase Agreements (“Repurchase Agreements”)—The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Long-Term Debt—Long-term debt consists of both junior subordinated debt and subordinated debt. The Company has established nine statutory business trusts whereby the Company is the owner of all the beneficial interests represented by the common securities of the Trusts, and third parties hold the fixed and variable rate capital securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes.

The Trusts are not consolidated by the Company. Junior subordinated debt represents liabilities of the Company to the Trusts and is included in long-term debt on the accompanying consolidated balance sheets.

Federal Funds Purchased—The Company utilizes federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowings and mature within one business day to six months from the transaction date.

Income Taxes—Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company examines its financial statements, its income tax provision, and its federal and state income tax returns and analyzes its tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. In the event a tax position is not more likely than not to be sustained by the tax authorities, a reserve is established by management. The Company recognizes interest and penalties related to such tax positions as part of its provision for income taxes.

Stock-Based Compensation—The Company issues stock-based compensation to certain employees, officers, and directors and accounts for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

In adopting the fair value method discussed above, the Company elected to follow the modified prospective method, which required application of the new standard to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are being recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) an agreement that provides the Company with both the unilateral ability to cause the holder to return specific assets and a more than trivial benefit attributable to that ability. The difference between the net proceeds received and the carrying amount of the financial assets being sold is recognized as a gain or loss on sale.
Earnings (Loss) Per Share (“EPS”)—Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.

Comprehensive Income—The term “comprehensive income” describes the total of all components of comprehensive income, including net income and other comprehensive income. “Other comprehensive income” refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders’ equity by identifying each element of comprehensive income, including net income.

Derivative Financial Instruments—As part of its asset and liability management strategy, the Company may use derivative financial instruments to mitigate exposure to risk. All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheet at fair value with the change in fair value reported in earnings.

Reclassifications—Certain items in the consolidated balance sheet and the consolidated statements of operations for the years ended December 31, 2009 and 2008 were reclassified to conform to the 2010 and 2009 presentation, respectively. These reclassifications did not affect previously reported net income.

RECENT ACCOUNTING STANDARDS

In June 2009, the FASB issued ASC 860, Transfers and Servicing, which requires additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It was effective for the Company on January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, Consolidation, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It was effective for the Company on January 1, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the disclosure requirements of significant transfers in an out of Level 1 and Level 2 fair value measurements (see Note 3 of the Notes to Consolidated Financial Statements). The adoption of the disclosure requirements did not have a material effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which amends ASC 310-30. This ASU clarifies the treatment of loan modifications for loans accounted for within a loan pool. Loans accounted for under ASC 310-30 should not be removed from the pool even if the loan modification would otherwise be considered a troubled debt restructuring. An entity is still required to assess the entire pool for impairment. The update does not require additional disclosures. This clarified treatment of loan modifications is effective for interim and annual reporting periods beginning after July 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses, which amends ASC 310, Receivables. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of the disclosure requirements did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of the disclosure requirements to have a material effect on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

Washington First International Bank

On June 11, 2010 the Bank acquired certain assets and assumed certain liabilities of Washington First International Bank (“WFIB”) from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The shared-loss agreements for commercial and single-family residential mortgage loans are in effect for 5 years and 10 years, respectively, from the June 11, 2010 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.  A summary of the fair value of assets acquired and liabilities assumed from the FDIC is as follows:

June 11, 2010
(In thousands)
ASSETS
Cash and cash equivalents	$67,186
Investment securities	37,532
Core deposit intangible	3,065
Loans covered by FDIC loss-sharing (gross balance $395,156 and shown net of discount of $84,174)	310,982
Loans not covered by FDIC loss-sharing	2,869
FDIC indemnification asset	41,131
Other real estate owned covered, net	23,443
Other assets	6,380
Total assets acquired	492,588

LIABILITIES
Deposits	395,910
FHLB advances	65,348
Securities sold under repurchase agreements	1,937
Deferred tax liability	8,189
Other liabilities	9,917
Total liabilities assumed	481,301
NET ASSETS ACQUIRED (after-tax gain)	$11,287

The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $51.7 million. In the WFIB acquisition, the book value of assets transferred to the Bank was $486.3 million. The pre-tax gain of $19.5 million or the after-tax gain of $11.3 million recognized by the Company is considered a bargain purchase transaction under ASC 805 since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as noninterest income in the Company's Consolidated Statements of Operations.

During the fourth quarter of 2010, the Company recognized a $1.6 million purchase price adjustment related to the acquisition of WFIB with a corresponding decrease to the gain on acquisition. The adjustment is included in noninterest income in the Consolidated Statements of Operations. Under ASC 805, the Company is allowed to recognize additional assets and liabilities related to the acquisition of WFIB if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and those liabilities as of that date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date.

The following table presents our unaudited pro forma results of operations for the periods presented as if the WFIB acquisition had been completed on January 1, 2010 and January 1, 2009, respectively. The unaudited pro forma results of operations include the historical accounts of the Company and WFIB and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2010 and 2009, respectively. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	For the Year Ended
	December 31,
	2010 Combined	2009 Combined
	(In thousands)

Revenues (net interest income plus noninterest income)	$947,188	$897,844
Net earnings	$168,233	$33,033

Net income (loss) per share after extraordinary item:
Basic	$0.91	$(0.20)
Diluted	$0.85	$(0.19)

Note: Extraordinary item relates only to the June 2009 desecuritization of the Company's private-label mortgage-backed securitizations.

Washington First International Bank was a full-service commercial bank headquartered in Seattle, Washington that operated 4 branch locations in the greater Puget Sound Area. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the June 11, 2010 acquisition date.

United Commercial Bank

On November 6, 2009 the Bank acquired certain assets and assumed certain liabilities of United Commercial Bank (“UCB”) from the FDIC in an FDIC-assisted transaction and consequently recognized a pre-tax bargain purchase gain of $471.0 million in noninterest income in the Company’s 2009 Consolidated Statement of Operations. During 2010, the Company recognized an additional net pre-tax gain of $5.0 million related to the fair value of investments obtained in the acquisition of UCB. The adjustment is included in noninterest income in the 2010 Consolidated Statement of Operations.

Under ASC 805, the Company is allowed to recognize additional assets and liabilities related to the November 6, 2009 acquisition of UCB if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and those liabilities as of that date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date.

3.	FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy noted below. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•
Level 1 – Quoted prices for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Level 1 financial instruments typically include U.S. Treasury securities.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, U.S. Government sponsored enterprise preferred stock securities, single issue trust preferred securities, equity swap agreements, foreign exchange options, interest rate swaps and OREO.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes mortgage servicing assets, impaired loans, private-label mortgage-backed securities, pooled trust preferred securities and derivatives payable.

The Company records investment securities available-for-sale, equity swap agreements, derivatives payable, foreign exchange options and interest rate swaps at fair value on a recurring basis. Certain other assets such as mortgage servicing assets, impaired loans, other real estate owned, goodwill, premiums on acquired deposits and private equity investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and non-financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of December 31, 2010 and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 2 during 2010. There were also no transfers in and out of Level 1 and 3 or Levels 2 and 3.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2010
	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,454	$20,454	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,333,465	—	1,333,465	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	19,132	—	19,132	—
Residential mortgage-backed securities	306,714	—	306,714	—
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	6,254	—	—	6,254
Corporate debt securities:
Investment grade	1,056,867	—	1,056,867	—
Non-investment grade	38,730	—	35,957	2,773
U.S. Government sponsored enterprise equity securities	—	—	—	—
Other securities	94,325	—	94,325	—
Total investment securities available-for-sale	$2,875,941	$20,454	$2,846,460	$9,027

Equity swap agreements	$206	$—	$206	$—
Derivatives payable	(3,463)	—	—	(3,463)
Foreign exchange options	5,084	—	5,084	—
Interest rate swaps	13	—	13	—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2009
	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$303,472	$303,472	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	832,025	—	832,025	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,355	—	26,355	—
Residential mortgage-backed securities	724,348	—	724,348	—
Municipal securities	60,193	—	60,193	—
Other residential mortgage-backed securities:
Investment grade	95,517	—	95,517	—
Non-investment grade	41,610	—	28,872	12,738
Corporate debt securities:
Investment grade	460,895	—	459,917	978
Non-investment grade	8,861	—	6,906	1,955
U.S. Government sponsored enterprise equity securities	1,782	—	1,782	—
Other securities	9,023	9,023	—	—
Total investment securities available-for-sale	$2,564,081	$312,495	$2,235,915	$15,671

Equity swap agreements	$14,177	$—	$14,177	$—
Derivatives payable	(14,185)	—	—	(14,185)
Foreign exchange options	—	—	—	—
Interest rate swaps	—	—	—	—

	Assets Measured at Fair Value on a Non-Recurring Basis as of and for the Twelve Months Ended December 31, 2010
	Fair Value Measurements as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Twelve months Ended December 31, 2010
	(In thousands)
Non-covered impaired loans:
Total residential	$7,486	$—	$—	$7,486	$(2,955)
Total commercial real estate	53,884	—	—	53,884	(29,333)
Total commercial and industrial	6,405	—	—	6,405	(6,427)
Total consumer	538	—	—	538	(641)
Total non-covered impaired loans	$68,313	$—	$—	$68,313	$(39,356)
Mortgage servicing assets (single-family, multifamily and commercial)	$14,509	$—	$—	$14,509	$(808)
Non-covered OREO	$12,940	$—	$12,940	$—	$(7,054)

Covered OREO (1)	$54,919	$—	$54,919	$—	$(44,002)
Investment in affordable housing partnerships	$—	$—	$—	$—	$—
_______________________

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $44.0 million or $8.8 million.

	Assets Measured at Fair Value on a Non-Recurring Basis as of and for the Twelve Months Ended December 31, 2009
	Fair Value Measurements as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)	Total Gains (Losses) for the Twelve Months Ended December 31, 2009
	(In thousands)
Non-covered impaired loans:
Total residential	$4,708	$—	$—	$4,708	$(1,505)
Total commercial real estate	79,407	—	—	79,407	(50,585)
Total commercial and industrial	15,612	—	—	15,612	(14,846)
Total consumer	—	—	—	—	—
Total non-covered impaired loans	$99,727	$—	$—	$99,727	$(66,936)
Mortgage servicing assets (single-family, multifamily and commercial)	$16,284	$—	$—	$16,284	$1,051
Non-covered OREO	$13,832	$—	$13,832	$—	$(5,388)

Covered OREO	$—	$—	$—	$—	$—
Investment in affordable housing partnerships	$8,382	$—	$—	$8,382	$(5,600)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and December 31, 2009:

	Investment Securities Available-for-Sale
			Corporate Debt Securities
	Total	Other Residential Mortgage-Backed Securities, Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2010	$15,671	$12,738	$978	$1,955	$(14,185)
Total gains or (losses): (1)
Included in earnings	(13,996)	(5,903)	5	(8,098)	138
Included in other comprehensive loss (unrealized) (2)	7,363	(152)	308	7,207	—
Purchases, issuances, sales, settlements	(11)	(429)	(9)	427	10,584
Transfer from investment grade to non-investment grade	—	—	(1,282)	1,282	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—
Ending balance, December 31, 2010	$9,027	$6,254	$—	$2,773	$(3,463)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2010	$(14,447)	$(6,340)	$—	$(8,107)	$(138)

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities		Corporate Debt Securities
	Total	Investment Grade	Non-Investment Grade	Investment Grade	Non-Investment Grade	Residual Securities	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2009	$624,351	$527,109	$10,216	$1,294	$35,670	$50,062	$(14,142)
Total gains or (losses): (1)
Included in earnings	(99,729)	2,629	193	26	(106,434)	3,857	(43)
Included in other comprehensive loss (unrealized) (2)	142,801	101,456	(1,433)	(217)	68,015	(25,020)	—
Purchases, issuances, sales, settlements (3)	(651,752)	(613,582)	(13,850)	(125)	4,704	(28,899)	—
Transfer from investment grade to non-investment grade	—	(17,612)	17,612	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—	—	—
Ending balance, December 31, 2009	$15,671	$—	$12,738	$978	$1,955	$—	$(14,185)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2009	$(106,434)	$—	$—	$—	$(106,434)	$—	$—

(1)
Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the consolidated statements of operations.

(2)
Unrealized gains or losses on investment securities are reported in accumulated other comprehensive loss, net of tax in the consolidated statements of changes in stockholders’ equity and comprehensive income.

(3)
Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period. The amounts are recorded at their end of period fair values. In May 2009, the Company desecuritized its portfolio of private-label mortgage-backed securities resulting in a $635.6 million decrease in Level 3 investment grade mortgage-backed securities for the year ended December 31, 2009.

(4)
Transfers in and/or out represent existing assets and liabilities that were either previously categorized as a higher level and the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 and the lowest significant input became observable during the period. These assets and liabilities are recorded at their end of period fair values.

Valuation Methodologies

Investment Securities Available-for-Sale—The fair values of available-for-sale investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

The Company’s Level 3 available-for-sale securities include one private-label mortgage-backed security and five pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the private-label mortgage-backed security and pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has been inactive since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on the private-label mortgage-backed security and certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

For the private-label mortgage-backed security, the Company determined fair value by using a weighted average of broker prices based on market approach and income approach (discounted cash flow) to derive the final fair value. For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the private-label mortgage-backed security and pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit quality and liquidity risk premium, specific nonperformance and default experience in the collateral underlying the securities. The losses recorded in the period are recognized in noninterest income.

Equity Swap Agreements—The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a nominal adjustment to the valuation of the equity swap agreements for the year ended December 31, 2010. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party that the Company places reliance on.

Derivatives Payable—The Company’s derivatives payable are recorded in conjunction with certain certificate of deposits (“host instrument”). These CDs pay interest based on changes in either the HSCEI or based on changes in the Chinese currency Renminbi (“RMB”) as designated and are included in interest-bearing deposits on the consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company’s consideration of its own credit risk resulted in a nominal adjustment to the valuation of the derivative liabilities for 2010. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

Foreign Exchange Options—The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a $0.7 million adjustment to the valuation of the foreign exchange options for the year ended December 31, 2010. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps—The Company has entered into a pay fixed, receive variable swap contract with an institutional counterparty to hedge against a promotional interest rate swap product offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay fixed, receive variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit resulted in no adjustment as of December 31, 2010. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

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

Other Real Estate Owned—The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value at the time of foreclosure and at the lower of cost or estimated fair value subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $21.9 million included in the consolidated balance sheets as of December 31, 2010 is recorded net of estimated selling cost. The covered OREO balance is $123.9 million as of December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	December 31,
	2010		2009
	Carrying		Carrying
	Notional or		Notional or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,333,949	$1,333,949	$1,099,084	$1,099,084
Short-term investments	143,560	143,560	246,845	246,845
Securities purchased under resale agreements	500,000	505,826	227,444	232,693
Investment securities available-for-sale	2,875,941	2,875,941	2,564,081	2,564,081
Loans held for sale	220,055	225,221	28,014	28,014
Loans receivable, net	13,231,075	13,043,932	13,816,826	13,491,046
Investment in Federal Home Loan Bank stock	162,805	162,805	180,217	180,217
Investment in Federal Reserve Bank stock	47,285	47,285	36,785	36,785
Accrued interest receivable	82,090	82,090	82,370	82,370
Equity swap agreements	22,884	206	38,828	14,177
Foreign exchange options	85,614	5,084	—	—

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	8,875,806	7,896,736	7,088,822	6,214,848
Time deposits	6,765,453	6,762,892	7,898,791	7,912,384
Federal Home Loan Bank advances	1,214,148	1,199,151	1,805,387	1,791,326
Securities sold under repurchase agreements	1,083,545	1,296,522	1,026,870	1,265,565
Notes payable	49,690	49,690	7,366	7,366
Accrued interest payable	13,797	13,797	19,386	19,386
Long-term debt	235,570	125,633	235,570	103,442
Derivatives payable	79,640	3,463	38,828	14,185

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

Securities Purchased Under Resale Agreements—Securities purchased under resale agreements with original maturities of 90 days or less are included in cash and cash equivalents. The fair value of securities purchased under resale agreements with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.

Investment Securities Available-For-Sale—The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For private-label mortgage-backed securities and pooled trust preferred securities, fair values are based on discounted cash flow analyses.

Loans Held for Sale—The fair value of loans held for sale is derived from current market prices and comparative current sales.

Loans Receivable, net (includes covered and non-covered loans)—The fair value of loans is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of credit for such loans.

Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock—The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value.

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

Foreign Exchange Options—The fair value of the derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. We also considered the counterparty’s credit risk in determining the fair value.

Interest Rate Swaps—The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value.

Customer Deposit Accounts—The fair value of customer deposit accounts is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve, plus spread, if any. For core deposits (demand, savings and money market deposits) the cash outflows are projected by the decay rate based on the Bank’s core deposit premium study and are discounted using the LIBOR yield curve. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread.

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

Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2010 and 2009, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

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

Derivatives Payable—The Company’s derivatives payable are recorded in conjunction with certain certificate of deposits (“host instrument”). These CDs pay interest based on changes in either the HSCEI or based on changes in the RMB, as designated. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation.

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

Cash and cash equivalents include cash, amounts due from banks, money-market funds, and other short-term investments with original maturities of less than 90 days. Short-term investments, which include overnight securities purchased under resale agreements, are recorded at cost, which approximates market.

The composition of cash and cash equivalents at December 31, 2010 and 2009 is presented as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Cash and amounts due from banks	$1,028,929	$848,967
Cash equivalents:
Money market funds	15,008	150,031
Other short-term investments	290,012	100,086
Total cash and cash equivalents	$1,333,949	$1,099,084

Short-term investments include interest-bearing deposits in other banks and other short-term investments with original maturities of greater than 90 days and less than one year.

The following table provides information on short-term investments as of and for the period ended December 31, 2010 and 2009.

	December 31,
	2010	2009
	(Dollars in thousands)

Balance at end of year	$143,560	$246,845
Average balance outstanding during the year	190,923	405,449
Maximum balance outstanding at any month-end	257,399	579,183
Weighted average interest rate at end of year	1.45%	0.66%

5.	SECURITIES PURCHASED UNDER RESALE AGREEMENTS

Securities purchased under resale agreements (“resale agreements”) increased to $500.0 million as of December 31, 2010, compared with $227.4 million at December 31, 2009. The increase as of December 31, 2010 reflects additions of resale agreements for $950.0 million entered into during 2010 offset with the sale of $677.5 million of which $147.5 million represents an early termination of two resale agreements with a gain of $2.5 million.

Resale agreements are recorded at the amounts at which the securities were acquired. The Company’s policy is to obtain possession of securities purchased under resale agreements that are equal to or greater than the principal amount loaned. The market value of the underlying securities, which collateralize the related receivable on resale agreements, is monitored, including accrued interest. Additional collateral may be requested from the counterparty when determined to be appropriate.

Total interest income on resale agreements amounted to $14.2 million, $8.0 million, and $6.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

6.	INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$19,847	$607	$—	$20,454
U.S. Government agency and U.S. Government sponsored enterprisedebt securities	1,349,289	2,297	(18,121)	1,333,465
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	18,620	512	—	19,132
Residential mortgage-backed securities	295,140	11,574	—	306,714
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	14,996	—	(8,742)	6,254
Corporate debt securities:
Investment grade	1,056,537	9,095	(8,765)	1,056,867
Non-investment grade (1)	50,015	31	(11,316)	38,730
U.S. Government sponsored enterprise equity securities	—	—	—	—
Other securities	95,966	267	(1,908)	94,325
Total investment securities available-for-sale	$2,900,410	$24,383	$(48,852)	$2,875,941
As of December 31, 2009
Investment securities available-for-sale:
U.S. Treasury securities	$304,105	$8	$(641)	$303,472
U.S. Government agency and U.S. Government sponsored enterprise debt securities	841,953	507	(10,435)	832,025
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	25,503	852	—	26,355
Residential mortgage-backed securities	707,290	17,863	(805)	724,348
Municipal securities	59,264	1,027	(98)	60,193
Other residential mortgage-backed securities:
Investment grade	95,181	827	(492)	95,516
Non-investment grade	50,843	368	(9,601)	41,610
Corporate debt securities:
Investment grade	441,606	20,428	(1,138)	460,896
Non-investment grade	26,277	—	(17,416)	8,861
U.S. Government sponsored enterprise equity securities	1,998	—	(216)	1,782
Other securities	9,023	—	—	9,023
Total investment securities available-for-sale	$2,563,043	$41,880	$(40,842)	$2,564,081

(1)
For 2010, the Company recorded $16.7 million, on a pre-tax basis, of OTTI through earnings and $15.4 million of the non-credit portion of OTTI for pooled trust securities and other mortgage-backed securities in other comprehensive income. The Company recorded $107.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $8.2 million, net of tax, of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2009.

The Company did not have any investment securities held-to-maturity as of December 31, 2010 and December 31, 2009.

The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company assesses that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed that are based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from third parties is adjusted accordingly.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, the market for the private label mortgage-backed security and certain pooled trust preferred securities has been inactive since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on these securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value. For the pooled trust preferred securities and the private-label mortgage-backed security, the Company determined their fair values using the methodologies set forth in Note 3 to the Company’s consolidated financial statements presented elsewhere in this report.

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Beginning balance	$107,671	$—
Addition of other-than-temporary impairment that was not previously recognized	6,340	107,671
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	10,329	—
Ending balance	$124,340	$107,671

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2010 and 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	935,654	(18,121)	—	—	935,654	(18,121)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	6,254	(8,742)	6,254	(8,742)
Corporate debt securities:
Investment grade	656,434	(8,765)	—	—	656,434	(8,765)
Non-investment grade	24,105	(623)	9,926	(10,693)	34,031	(11,316)
U.S. Government sponsored enterprise equity securities	—	—	—	—	—	—
Other securities	76,692	(1,908)	—	—	76,692	(1,908)
Total investment securities available-for-sale	$1,692,885	$(29,417)	$16,180	$(19,435)	$1,709,065	$(48,852)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2009
Investment securities available-for-sale:
U.S. Treasury securities	$253,002	$(641)	$—	$—	$253,002	$(641)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	673,067	(10,435)	—	—	673,067	(10,435)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	55,947	(805)	—	—	55,947	(805)
Municipal securities	12,369	(98)	—	—	12,369	(98)
Other residential mortgage-backed securities:
Investment grade	47,343	(492)	—	—	47,343	(492)
Non-investment grade	19,970	(1,011)	12,739	(8,590)	32,709	(9,601)
Corporate debt securities:
Investment grade	32,342	(97)	978	(1,041)	33,320	(1,138)
Non-investment grade	—	—	8,861	(17,416)	8,861	(17,416)
U.S. Government sponsored enterprise equity securities	1,782	(216)	—	—	1,782	(216)
Other securities	—	—	—	—	—	—
Total investment securities available-for-sale	$1,095,822	$(13,795)	$22,578	$(27,047)	$1,118,400	$(40,842)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to the agency securities. As of December 31, 2010, the Company had $1.33 billion in agency securities available-for-sale, representing approximately 46% of the total investment securities available-for-sale portfolio.

As of December 31, 2010, there were six individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of five pooled trust preferred securities with a total fair value of $9.9 million and one mortgage-backed security with a fair value of $6.3 million. As of December 31, 2010 there were also 129 securities, including the 6 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position include 46 investment grade corporate debt securities, 8 non-investment grade debt securities, 33 government agency securities and 42 other securities. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of December 31, 2010.

As of December 31, 2009, there were seven individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of six corporate securities with a total fair value of $9.8 million and one mortgage-backed security with a fair value of $12.7 million. As of December 31, 2009, there were also 72 securities that have been in a continuous unrealized loss position for less than twelve months. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As such, the Company does not deem these securities to be other-than-temporarily impaired.

Corporate Debt Securities

The majority of the unrealized losses related to securities that have been in a continuous loss position of twelve months or longer is related to five pooled trust preferred debt securities. As of December 31, 2010, these pooled trust preferred securities had an estimated fair value of $9.9 million, representing less than 1% of the total investment securities available-for-sale portfolio. One security was downgraded to non-investment grade during the second quarter of 2010. The ratings for the other four pooled trust preferred securities were downgraded to non-investment grade status during 2009 due to increased deferral and default activity from the issuers of the underlying debt collateralizing these instruments. As of December 31, 2010, these non-investment grade debt instruments had gross unrealized losses amounting to $10.7 million, or 52% of the total amortized cost basis of these securities, comprised of $4.0 million in unrealized losses on securities that are not other-than-temporarily impaired and $6.7 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of December 31, 2010 pursuant to the provisions of ASC 320-10-65. As a result of the previously discussed diminishing collateral values, deteriorating cash flows and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $888 thousand on our portfolio of pooled trust preferred securities during 2010 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

During 2009 and 2008, the Company recorded $14.1 million and $13.6 million, respectively, in noncredit-related impairment losses on fourteen and three trust preferred securities, respectively, due to rating downgrades caused by increases in market spreads, concerns regarding the housing market and lack of liquidity in the market. None of these securities have experienced any credit-related losses for which OTTI was previously recorded prior to implementation of ASC 320-10-65. Upon the implementation of ASC 320-10-65, the Company reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2009 and 2008 from the opening balance of retained earnings to other comprehensive income as of December 31, 2009.

Mortgage-Backed Securities

As of December 31, 2010, the Company had one private-label available-for-sale mortgage-backed security with a fair value of $6.3 million, with a gross unrealized loss of $8.7 million, or 58% of the amortized cost basis of this security, for more than twelve months. This security is collateralized by single-family loans and secured by the first lien on these residential properties. Additionally, any principal and interest shortfall that may arise from the deterioration of the collateral may be covered by a monoline insurance provider. However, due to the current calculated cash flow loss and the potential illiquidity of the insurance provider, the Company did have other-than-temporary impairment of $6.3 million recognized in earnings on this security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its new amortized cost basis as of December 31, 2010.

In May 2009, the Company desecuritized its private-label mortgage-backed securities which resulted in a $635.6 million increase in single and multifamily loans receivable with a corresponding decrease in available-for-sale investment securities. These single-family and multifamily loans were previously originated by the Company and were securitized in 2006 and 2007 for additional liquidity purposes. All of the resulting securities were retained by the Company in its available-for-sale investment portfolio. The Company’s decision to desecuritize these securities was prompted by the fair value adjustments recorded on these securities that were based on price points observed in the general market for mortgage-backed securities that were not reflective of the better credit quality of the underlying loans. These loans had very low overall delinquency rates as of December 31, 2009. The accumulated fair value adjustments on these securities, recorded in other comprehensive income, were negatively impacting the Company’s tangible common equity. The desecuritization added $30.6 million to the Company’s tangible common equity.

Government Sponsored Equity Preferred Stock (Available-for Sale)

In September 2008, liquidity and credit concerns led the U.S. Federal Government to assume a conservatorship role in Fannie Mae and Freddie Mac. The rating on Fannie Mae and Freddie Mac preferred stock securities was downgraded from investment grade to non-investment grade status reflecting the cessation of dividend payments on these securities. These securities are non-cumulative perpetual preferred stock in which unpaid dividends do not accumulate. The purchase agreement between the U.S. Treasury and these government-sponsored entities contains a covenant prohibiting the payment of dividends on existing preferred stock. As the assessment on the status of any resumption in dividend payments on these securities was uncertain, the Company recorded $55.3 million in OTTI charges on Fannie Mae and Freddie Mac preferred stock securities in 2008. In December 2009, the Company recorded an additional $1.0 million in OTTI charges. In 2010, the Company recorded $2.0 million in additional OTTI charges. As of December 31, 2010, the fair value of these preferred stock securities was zero.

The scheduled maturities of investment securities at December 31, 2010 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$1,442,349	$1,421,008
Due after one year through five years	436,511	439,695
Due after five years through ten years	683,219	680,620
Due after ten years	338,331	334,618
Total investment securities available-for-sale	$2,900,410	$2,875,941

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Proceeds from sales of available-for-sale securities during 2010, 2009 and 2008 were $1.34 billion, $1.65 billion and $699.4 million, respectively. Realized gains were $31.2 million, $11.9 million and $9.0 million during 2010, 2009 and 2008, respectively. Other than other-than-temporary impairment, the Company recorded no gross realized losses in 2010, 2009 and 2008, respectively. The tax expense on the sale of investment securities available-for-sale amounted to $13.1 million, $5.0 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, investment securities available-for-sale with a par value of $1.9 billion and $1.5 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, Federal Reserve Bank’s discount window, or for other purposes required or permitted by law.
At December 31, 2010 and 2009, we had no held-to-maturity investment securities. During 2009 and subsequent to the UCB Acquisition, we transferred $681.4 million held-to-maturity investment securities to available-for-sale.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers various derivative products to clients and enters into derivative transactions in due course. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.

Equity Swap Agreements—During 2004, the Company entered into four equity swap agreements with a major investment brokerage firm to hedge against market fluctuations in a promotional equity index certificate of deposit product that was offered to customers for a limited time during the latter half of 2004. This product, which has a term of 5 1/2 years, pays interest based on the performance of the Hang Seng China Enterprises Index (the “HSCEI”). Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the consolidated statements of operations. The four equity swap agreements were terminated in 2010 since the related equity index certificates of deposits have matured.

In December 2007, the Company entered into two new equity swap agreements in a promotional deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. As of December 31, 2010 and 2009, the combined notional amounts of the equity swap agreements totaled $22.9 million and $38.8 million, respectively.

The fair values of the equity swap agreements and embedded derivative liability for these six derivative contracts amounted to $206 thousand and $210 thousand, respectively, as of December 31, 2010, compared to $14.2 million and $14.2 million, respectively, as of December 31, 2009.

Foreign Exchange Options—During 2010, the Company entered into foreign exchange option contracts with major investment firms to hedge against currency exchange rate fluctuations in a certificate of deposit product available to bank customers beginning in the first quarter of 2010. This product, which has a term of 5 years, pays interest based on the performance of the Chinese currency Renminbi relative to the U.S. Dollar. Under ASC 815, a certificate of deposit that pays interest based on changes in currency exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of operations.

As of December 31, 2010 the notional amount of the foreign exchange options totaled $85.6 million.

The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.1 million asset and $3.2 million liability as of December 31, 2010.

Interest Rate Swaps—During 2010, the Company entered into a pay fixed, receive variable swap contract with an institutional counterparty to hedge against a newly launched interest rate swap product offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay fixed, receive variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of December 31, 2010 the notional amount of the interest rate swaps totaled $4.1 million. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of operations.

The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $13 thousand asset and $14 thousand liability, respectively, as of December 31, 2010.

The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2010 and 2009. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s consolidated financial statements presented elsewhere in this report.

Fair Values of Derivative Instruments

	December 31, 2010			December 31, 2009
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(In thousands)

Equity swap agreements	$22,884	$206	$210	$38,828	$14,177	$14,185
Foreign exchange options	85,614	5,084	3,239	—	—	—
Interest rate swaps	4,098	13	14	—	—	—
Total derivative instruments	$112,596	$5,303	$3,463	$38,828	$14,177	$14,185

(1)	Derivative assets include the estimated gain to settle a derivative contract plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

The table below summarizes gains and (losses) on derivative instruments recorded in the consolidated statements of operations for the years ended December 31, 2010 and 2009:

		Year Ended
		December 31,
	Location in Consolidated
	Statements of Operations	2010	2009
		(In thousands)

Equity swap agreements	Noninterest expense	$(138)	$312
Foreign exchange options	Noninterest expense	—	—
Interest rate swaps	Noninterest expense	—	—
Net (losses) gains on derivative instruments		$(138)	$312

8.	COVERED ASSETS AND FDIC INDEMNIFICATION ASSET

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of December 31, 2010, the Company’s estimate for this liability for WFIB and UCB is $7.0 million and zero, respectively.

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

The carrying amounts and the composition of the covered loans as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Real estate loans:
Residential single-family	$553,541	$637,139
Residential multifamily	1,093,331	1,170,525
Commercial and industrial real estate	2,085,674	2,421,701
Construction and land	1,043,717	1,473,370
Total real estate loans	4,776,263	5,702,735
Other loans:
Commercial business	1,072,020	1,281,279
Other consumer	107,490	122,809
Total other loans	1,179,510	1,404,088
Total principal balance	5,955,773	7,106,823
Covered discount	(1,150,672)	(1,508,668)
Net valuation of loans	4,805,101	5,598,155
Allowance on covered loans	(4,225)	—
Total covered loans, net	$4,800,876	$5,598,155

Credit Quality Indicators—The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. The covered loans have the same credit quality indicators as the non-covered loans, to enable the monitoring of the borrower’s credit and the likelihood of repayment.

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment. Refer to Footnote 9 for full discussion of risk ratings.

After a year of historical performance of the covered loans acquired through the UCB acquisition, the Company reduced the nonaccretable difference, due to the performance of the portfolio and expectation for the inherent losses in the portfolio. This reduction was primarily calculated based on the risk ratings of the loans. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a  provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of December 31, 2010, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit has not deteriorated beyond fair value at acquisition date.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $561 million of additional advances, under the shared-loss agreements which are not accounted for under ASC 310-30.  The bank has considered these additional advances on commitments covered under the shared-loss agreements in the general reserve of the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $397 million of commercial and industrial loans, $129 million of commercial real estate loans, $23 million of consumer loans and $12 million of residential loans. As of December 31, 2010, $4.2 million, or 1.8%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $4.2 million in allowance is allocated within our loan segments as follows: $2.0 million for commercial and industrial loans, $2.1 million for commercial real estate loans, $90 thousand for consumer loans and $85 thousand for residential loans.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2010
Real estate loans:
Residential single-family	$525,979	$2,153	$25,157	$252	$553,541
Residential multifamily	1,008,274	15,114	67,366	2,577	1,093,331
Commercial and industrial real estate	1,520,135	89,870	466,588	9,081	2,085,674
Construction and land	328,214	125,688	556,070	33,745	1,043,717
Total real estate loans	3,382,602	232,825	1,115,181	45,655	4,776,263

Other loans:
Commercial business	834,252	64,702	161,401	11,665	1,072,020
Other consumer	106,232	336	922	—	107,490
Total other loans	940,484	65,038	162,323	11,665	1,179,510
Total principal balance	$4,323,086	$297,863	$1,277,504	$57,320	$5,955,773

At December 31, 2010 and 2009, $379.8 million and $675.6 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	December 31,	December 31,
	2010	2009
	(In thousands)

Covered nonaccrual loans(1)	$379,797	$675,625
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	379,797	675,625
Other real estate owned covered, net	123,902	44,273
Total covered nonperforming assets	$503,699	$719,898

(1)	Covered nonaccrual loans meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.

As of December 31, 2010, we had 114 covered OREO properties with a combined aggregate carrying value of $123.9 million. Approximately 61% of covered OREO properties as of December 31, 2010 were located in California. As of December 31, 2009, we had 61 covered OREO properties with an aggregate carrying value of $44.3 million. During 2010,  157 properties with an aggregate carrying value of $238.4 million were added either through foreclosure or acquisition. The aggregate carrying value at December 31, 2010 includes $42.6 million in net write-downs and $657 thousand in net principal reductions on covered OREO. Included in the $238.4 million are 26 properties acquired with a fair value of $23.4 million on June 11, 2010 through the WFIB acquisition. During 2010, we sold 104 covered OREO properties with a total carrying value of $115.0 million resulting in a total combined net loss on sale of $494 thousand.

The following table shows the carrying amounts for the covered loans at acquisition date, respectively:

	WFIB	UCB
	at Acquisition	at Acquisition
	6/11/2010	11/6/2009
	(In thousands)

Contractually required payments of interest and principal	$468,645	$8,407,745
Nonaccretable difference	(74,666)	(1,705,626)
Cash flows expected to be collected (1)	393,979	6,702,119
Accretable difference	(82,997)	(1,041,687)
Carrying value of covered loans	$310,982	$5,660,432

(1)	Represents undiscounted expected principal and interest cash flows.

Changes in the accretable yield for the covered loans for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(In thousands)

Balance at beginning of period	$983,107	$—
Additions (1)	82,997	1,041,687
Accretion	(183,835)	(58,580)
Reclassification from nonaccretable to accretable	271,003	—
Balance at end of period	$1,153,272	$983,107

(1)	The additions included above for the twelve months ended December 31, 2010 and 2009, resulted from the June 11, 2010 WFIB and November 6, 2009 UCB acquisitions, respectively.

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

After a year of historical performance of the UCB portfolio, the bank concluded that the credit quality is performing better than originally estimated. As such, the bank reduced the nonaccretable discount on the UCB covered loan portfolio in December 2010. By lowering the nonaccretable discount, the overall accretable yield will increase thus increasing the interest income recognized over the remaining life of the loans.

From the December 31, 2009 to December 31, 2010, excluding scheduled principal payments, a total of $1.05 billion of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, or transferred to covered OREO. As a result of this activity, management adjusted the prepayment assumptions in 2010 to reflect the shorter duration resulting from historical paydown activities. The loan discount of $136.5 million related to these payoffs and removals was recorded as an adjustment to interest income in 2010.

FDIC Indemnification Asset

The FDIC indemnification asset was $792.1 million as of December 31, 2010, compared to $1.09 billion as of December 31, 2009. During the year, the FDIC indemnification asset was reduced by $355.5 million as a result of covered loan disposition activity including charge-offs, payoffs, pay downs and the reduction of the nonaccretable discount in the fourth quarter of 2010. This was partially offset by an increase of $41.1 million from expected reimbursement from the FDIC resulting from the WFIB acquisition and accretion of $14.7 million.

The table below shows FDIC indemnification asset activity for 2010 and 2009:

	2010	2009
	(In thousands)

Balance at beginning of period	$1,091,814	$1,143,989
Addition due to WFIB acquisition	41,131	—
Accretion	14,678	8,329
Reductions(1)(2)	(355,490)	(60,504)
Balance at end of period	$792,133	$1,091,814

(1)	Reductions relate to higher cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales and the reduction of the credit discount.
(2)
For the twelve months ended December 31, 2010, the reduction amount of $355.5 million also includes charge-offs, of which $227.6 million of these charge-offs are recoverable from the FDIC and recorded in other assets. For the twelve months ended December 31, 2009, the reduction amount of $60.5 million also includes charge-offs, of which $37.7 million are recoverable from the FDIC and recorded in other assets.

FDIC Receivable

As of December 31, 2010, the FDIC loss sharing receivable was $55.5 million. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan-related expenses and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the Consolidated Balance Sheet.

9.           NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of year-end loans receivable, excluding covered loans (“non-covered loans”):

	December 31,
	2010	2009
	(In thousands)
Residential:
Single-family	$1,119,024	$930,392
Multifamily	974,745	1,022,383
Total residential	2,093,769	1,952,775

Commercial Real Estate ("CRE"):
Income producing	3,392,984	3,606,178
Construction	278,047	455,142
Land	235,707	358,444
Total CRE	3,906,738	4,419,764

Commercial and Industrial ("C&I"):
Commercial business	1,674,698	1,283,182
Trade finance	308,657	220,528
Total C&I	1,983,355	1,503,710

Consumer:
Student loans	490,314	395,151
Other consumer	243,212	229,633
Total consumer	733,526	624,784
Total gross loans receivable, excluding covered loans	8,717,388	8,501,033
Unearned fees, premiums, and discounts, net	(56,781)	(43,529)
Allowance for loan losses, excluding covered loans	(230,408)	(238,833)
Loans receivable, excluding covered loans, net	$8,430,199	$8,218,671

Accrued interest on covered and non-covered loans receivable amounted to $65.6 million and $62.9 million at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, covered and non-covered loans receivable totaling $8.14 billion and $6.42 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.
The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $430.8 million and $226.6 million in new residential single-family loans during 2010 and 2009, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2010 and 2009, the Bank originated $26.4 million and $27.6 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank does have some single-family loans with interest-only features. Single-family loans with interest-only features totaled $7.8 million or 1% and $16.3 million or 2% of total single-family loans at December 31, 2010 and 2009, respectively. Additionally, the Bank owns residential loans that permit different repayment options that were purchased several years ago. For these loans, there is the potential for negative amortization if the borrower chooses so. These residential loans that permit different repayment options totaled $16.9 million, or 1%, and $18.1 million, or 1%, of total residential loans at December 31, 2010 and 2009, respectively. None of these loans were negatively amortizing as of December 31, 2010 and 2009.

In addition to residential lending, the Bank's lending activities also include commercial real estate, commercial and industrial, and consumer lending.  Our CRE lending activities include loans to finance income-producing properties and also construction and land loans.  Our C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries.  Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans and lease financing.  We also offer a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing and pre-export financing. Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit and auto loans.

All of the loans that the Bank originates are subject to its underwriting guidelines and loan origination standards. Management believes that the Bank’s underwriting criteria and procedures adequately consider the unique risks which may come from these products. The Bank conducts a variety of quality control procedures and periodic audits to ensure compliance with its origination standards, including criteria for lending and legal requirements.

Credit Risk and Concentrations—The real estate market in California, including the areas of Los Angeles, Riverside, San Bernardino and Orange counties, where a majority of the Company’s loan customers are based, has been negatively impacted over the past few years. As of December 31, 2010, the Company had $3.91 billion in non-covered commercial real estate loans and $2.09 billion in non-covered residential loans, of which approximately 94% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities. We also offer export-import financing to various domestic and foreign customers; the export loans are guaranteed by the Export-Import Bank of the United States.

Purchased Loans—During 2010, the Company purchased student loans with an unpaid principal balance of $928.3 million and a carrying amount of $861.5 million. These student loans are guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale—Loans held for sale totaled $220.1 million and $28.0 million as of December 31, 2010 and 2009, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost is determined based on valuations obtained from market participants or the value of the underlying collateral. As of December 31, 2010, approximately 90% of these loans were student loans reclassified to loans held for sale. During 2010, in total, loans receivable of $564.0 million were reclassified to loans held for sale. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $409.5 million in 2010, resulting in net gains on sale of $18.5 million. Proceeds from sales of loans held for sale were $37.1 million and $49.7 million in 2009 and 2008, respectively, with insignificant net gains on sales during both years.

Credit Quality Indicators—Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment.

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant close attention by management. Special Mention is considered a transitory grade and generally, the Company does not have a loan stay graded Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed continuously and adjusted due to changes in borrower status and likelihood of loan repayment. The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2010. As of December 31, 2010, multifamily loans graded substandard have increased due to a change in the methodology of reviewing these loans more in line with commercial loans. Prior to this change, these loans were graded more in line with single-family loans and the loan grade was more a reflection of delinquency than other factors. There were no Loss grade loans as of December 31, 2010.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2010
Residential:
Single-family	$1,076,281	$12,376	$30,367	$—	$1,119,024
Multifamily	789,631	42,887	142,227	—	974,745
CRE:
Income producing	3,054,197	80,714	258,073	—	3,392,984
Construction	202,385	—	75,662	—	278,047
Land	146,499	4,656	84,552	—	235,707
C&I:
Commercial business	1,553,218	34,449	81,185	5,846	1,674,698
Trade finance	296,430	4,069	8,158	—	308,657
Consumer:
Student loans	490,314	—	—	—	490,314
Other consumer	238,964	1,486	2,762	—	243,212
Total	$7,847,919	$180,637	$682,986	$5,846	$8,717,388

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The table below presents an age analysis of nonaccrual and past due non-covered loans and loans held for sale, segregated by class of loans, as of December 31, 2010:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2010
Residential:
Single-family	$5,449	$5,432	$10,881	$355	$7,058	$7,413	$1,100,730	$1,119,024
Multifamily	18,894	4,368	23,262	7,694	9,687	17,381	934,102	974,745
CRE:
Income producing	27,002	6,034	33,036	7,962	38,454	46,416	3,313,532	3,392,984
Construction	—	1,486	1,486	25,688	9,778	35,466	241,095	278,047
Land	479	—	479	20,761	8,138	28,899	206,329	235,707
C&I:
Commercial business	3,216	1,086	4,302	14,437	8,235	22,672	1,647,724	1,674,698
Trade finance	—	—	—	—	—	—	308,657	308,657
Consumer:
Student loans	—	—	—	—	—	—	490,314	490,314
Other consumer	781	1,485	2,266	—	620	620	240,326	243,212
Loans held for sale	—	—	—	—	14,062	14,062	205,993	220,055
Total	$55,821	$19,891	$75,712	$76,897	$96,032	$172,929	$8,688,802	8,937,443
Unearned fees, premiums and discounts, net								(56,781)
Total recorded investment in non-covered loans and loans held for sale								$8,880,662

The following is a summary of nonaccrual non-covered loans and loans held for sale segregated by class of loans as of December 31, 2009:

December 31,
2009
(In thousands)
Residential:
Single-family	$3,262
Multifamily	10,631
CRE:
Income producing	30,104
Construction	34,311
Land	69,846
C&I:
Commercial business	24,767
Trade finance	—
Consumer:
Student loans	—
Other consumer	259
Loans held for sale	—
Total nonaccrual loans	$173,180

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. At December 31, 2010 and 2009, there were no loans 90 or more days past due accruing interest. Additionally, loans that are not 90 or more days past due but have identified deficiencies are also put on nonaccrual status. Nonaccrual loans totaled $172.9 million and $173.2 million at December 31, 2010 and 2009, respectively.  $76.9 million in loans not 90 or more days past due as of December 31, 2010 were included in non-covered nonaccrual loans as of December 31, 2010.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Year Ended December 31,
	2010		2009	2008
	(In thousands)

Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$12,689		$13,743	$18,986
Less: Interest income recognized on nonaccrual loans on a cash basis	(7,880)	(1)	(10,231)	(11,647)
Interest income foregone on nonaccrual loans	$4,809		$3,512	$7,339
(1)	Includes interest income recognized on nonaccrual loans held for sale.

Impaired Loans—A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. The Bank's loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories.  Classified loans (graded Substandard or Doubtful)  in the heterogeneous category are selected and evaluated for impairment on an individual basis under ASC 310-30-21.  The Bank considers loans individually reviewed under ASC 310-30-21 to be impaired if, based on current information and events, it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  For loans determined to be impaired, the bank utilizes the most applicable asset valuation method for the loan from the following valuation methods:  fair value of collateral less costs to sell, present value of expected future cash flows, or the loan's observable market price. When the value of an impaired loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. Individually evaluated impaired loans are excluded from receiving any additional general valuation allowance because specific reserves have been established for them. All other loans, including individually evaluated loans determined not to be impaired under ASC 310-30-21, are included in groups of loans that are evaluated for general reserves.

All Doubtful loans and loans that are past due or matured in excess of 90 days and on nonaccrual status are considered impaired regardless of the collateral coverage. Modified or restructured loans and Substandard loans over $5.0 million are also reviewed for possible impairment.

At December 31, 2010, all impaired loans were on nonaccrual status, including $76.9 million of loans not 90 or more days past due as of December 31, 2010. At December 31, 2010, there were no commitments to lend additional funds to borrowers whose loans are impaired. Impaired non-covered loans as of December 31, 2010 are set forth in the following table.  The interest income recognized on impaired loans is recognized on a cash basis when received.

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
	(In thousands)
As of and for the year ended December 31, 2010
Residential:	$8,272	$7,058	$355	$7,413	$219	$9,046	$209
Single-family	19,065	16,751	631	17,382	90	18,835	540
Multifamily
CRE:
Income producing	53,615	40,062	6,354	46,416	1,557	53,678	2,174
Construction	41,200	33,030	2,436	35,466	1,366	39,076	1,728
Land	39,840	21,979	6,920	28,899	4,324	32,722	1,326
C&I:
Commercial business	32,273	18,774	3,897	22,671	2,468	22,800	1,199
Trade finance	—	—	—	—	—	—	—
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	1,261	620	—	620	—	1,072	28
Total	$195,526	$138,274	$20,593	$158,867	$10,024	$177,229	$7,204

The average recorded investment in impaired non-covered loans in 2009 is as follows:

As of and for
the Year Ended
December 31,
2009
(In thousands)

Recorded investment with related allowance	$47,597
Recorded investment with no related allowance	143,855
Allowance on impaired loans	(19,622)

Net recorded investment in impaired loans	$171,830

Average total recorded investment in impaired loans	$227,200

Restructured Loans—The Company had $122.1 million and $114.0 million in total performing restructured loans as of December 31, 2010 and 2009, respectively. Nonperforming restructured loans were $42.1 million and $10.1 million at December 31, 2010 and 2009, respectively, and are on nonaccrual status. Included in total restructured loans were $57.3 million and $96.0 million in performing A/B notes as of December 31, 2010 and 2009, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B notes balance as of December 31, 2010 is comprised of A note balances only. The A notes are performing loans at market interest rates with adequate collateral and cash flow and are accruing interest. In accordance with generally accepted accounting principles, A notes need not be disclosed as troubled debt restructurings in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. At December 31, 2010, the amount of unfunded commitments for restructured loans was $8.7 million. At December 31, 2009 the amount of commitments for restructured loans was not significant.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank's loans fall into heterogeneous and homogeneous (mostly consumer loans) categories.  Impaired loans in the heterogeneous category are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of December 31, 2010, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. This risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The migration analysis examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

Covered Loans—As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the general reserve of the allowance for loan losses calculation. As of December 31, 2010, $4.2 million, or 1.8%, of the total allowance is allocated to a general reserve on covered loans. The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of December 31, 2010, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

The Company recorded $200.2 million in loan loss provisions during 2010, as compared to $528.7 million during 2009. It is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral or discounted cash flow.  Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. During 2010, the Company recorded $202.5 million in net charge-offs in comparison to $475.3 million during 2009. The following table details activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the year ended December 31, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered
					Loans
					Subject to
					General
	Residential	CRE	C&I	Consumer	Reserves(1)	Unallocated	Total
	(In thousands)
Year ended December 31, 2010
Beginning balance	$38,025	$147,591	$50,487	$2,730	$—	$—	$238,833
Provision for loan losses	59,525	97,548	34,613	2,415	4,225	1,833	200,159
Allowance for unfunded loan commitmentsand letters of credit	—	—	—	—	—	(1,833)	(1,833)
Charge-offs	(49,685)	(137,460)	(35,479)	(2,579)	—	—	(225,203)
Recoveries	1,626	10,073	10,116	862	—	—	22,677
Net charge-offs	(48,059)	(127,387)	(25,363)	(1,717)	—	—	(202,526)
Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633

Ending balance allocated to:
Loans individually evaluated for impairment	$309	$7,247	$2,468	$—	$—	$—	$10,024
Loans collectively evaluated for impairment	49,182	110,505	57,269	3,428	4,225	—	224,609
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633

(1)
This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates of WFIB and UCB and, therefore, are covered under the shared-loss agreements with the FDIC. Allowance on these subsequent drawdowns is accounted for as part of the general valuation allowance.

Activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Allowance balance, beginning of period	$178,027	$88,407
Allowance for unfunded loan commitments and letters of credit	(1,778)	5,044
Provision for loan losses	528,666	226,000
Impact of desecuritization	9,262	—
Gross charge-offs	(485,256)	(147,451)
Gross recoveries	9,912	6,027
Allowance balance, end of period	$238,833	$178,027

The Company’s recorded investment in total loans receivable as of December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered
					Loans
					Subject to
					General
	Residential	CRE	C&I	Consumer	Reserves	Total
	(In thousands)
December 31, 2010
Loans individually evaluated for impairment	$24,795	$110,781	$22,671	$620	$—	$158,867
Loans collectively evaluated for impairment	2,068,974	3,795,957	1,960,685	732,905	561,725	9,120,246
Loans acquired with deteriorated credit quality(1)	1,614,732	3,059,133	634,560	85,623	—	5,394,048
Ending balance	$3,708,501	$6,965,871	$2,617,916	$819,148	$561,725	$14,673,161

(1)	These are covered loans presented gross excluding the purchase discount.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2010 and 2009, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $10.0 million and $8.1 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.81 billion and $1.55 billion at December 31, 2010 and 2009, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing and has limited recourse. The majority of these loans are residential and CRE at December 31, 2010. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions, $4.7 million and $2.9 million pertain to these loans as of December 31, 2010 and 2009, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

10.	NON-COVERED OTHER REAL ESTATE OWNED

As of December 31, 2010, the Company had 30 OREO properties with a combined carrying value of $21.9 million. Approximately 75% of OREO properties as of December 31, 2010 were located in the Greater Los Angeles area and Inland Empire region of Southern California. During 2010, the Company foreclosed on 81 properties with an aggregate carrying value of $57.3 million as of the foreclosure date. Additionally, the Company recorded $7.0 million in write-downs. During this period, the Company also sold 79 OREO properties for total proceeds of $39.5 million resulting in a total net loss on sale of $145 thousand and charges against the allowance for loan losses totaling $2.6 million. As of December 31, 2009, the Company had 28 OREO properties with a carrying value of $13.8 million. During the year ended December 31, 2009, the Company sold 153 OREO properties with a combined carrying value of $112.2 million for a net loss of $5.4 million. For the year ended December 31, 2008, the Company sold 29 OREO properties with a combined carrying value of $44.5 million for a net loss of $852 thousand.

11.	INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. These investments substantially increased with the acquisition of United Commercial Bank in 2009. The Company also obtained one affordable housing partnership through the Washington First International Bank acquisition. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. Depending on the ownership percentage and the influence the Company has on the limited partnership, the company uses either the equity method or cost method of accounting. The limited partnerships are being amortized over the lives of the related tax credit. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse notes which are collateralized by the Company’s partnership interests in the real estate investment tax credits. The notes are payable upon demand and, if defaulted, interest will be imposed at the annual respective rate or the maximum rate permitted by applicable law. No interest is due if the notes are paid on demand. The Company has no liabilities in addition to these notes payable or any contingent liabilities to the partnerships.

	December 31,
	2010		2009
	Amount	Count	Amount	Count
	(Dollars in thousands)
Tax credit partnerships:
Equity method	$117,224	35	$50,135	34
Cost method	37,850	11	34,696	11
Grand total	155,074	46	84,831	45
Notes payable	$49,690		$7,365
Remaining tax credits	$168,521		$75,894

The Company’s usage of federal tax credits approximated $12.4 million, $7.1 million and $5.7 million during 2010, 2009 and 2008, respectively. Investment amortization amounted to $9.4 million, $7.0 million and $7.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded a purchase accounting adjustment in 2010 which reduced the UCB affordable housing investments by $3.0 million. Also in 2010, one investment incurred an impairment charge of $1.2 million.

12.           PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

	December 31,
	2010	2009
	(In thousands)

Land	$15,545	$15,545
Office buildings	108,131	27,923
Leasehold improvements	24,534	24,663
Furniture, fixtures and equipment	48,430	39,253
Total cost	196,640	107,384
Accumulated depreciation and amortization	(60,721)	(48,285)
Net book value	$135,919	$59,099

Depreciation expense on premises and equipment was $13.8 million, $7.5 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Capitalized assets are depreciated or amortized on a straight-line basis in accordance with the estimated useful life for each fixed asset class. The estimated useful life for furniture and fixtures is seven years, office equipment is for five years, and twenty-five years for buildings and improvements. Leasehold improvements are amortized over the shorter of term of the lease or useful life.

13.           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of December 31, 2010 and 2009. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of December 31, 2010, the Company’s market capitalization based on total outstanding common and preferred shares was $2.96 billion and its total stockholders’ equity was $2.11 billion. The Company performed its annual impairment test as of December 31, 2010 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

During the first quarter of 2010, the Company re-aligned its management reporting structure and identified three business divisions that meet the criteria of an operating segment in accordance with generally accepted accounting principles. The Company’s three operating segments are Retail Banking, Commercial Banking, and Other. The Company determined that there were no additional reporting units below each operating segment and therefore the reporting units are equivalent to the operating segments. For complete discussion and disclosure see Note 26 to the Company’s consolidated financial statements presented elsewhere in this report.

In order to determine the fair value of the reporting units, a combined income and market approach was used. Under the income approach, the Company provided a net income projection for the next 5 years plus a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approaches, the value from each approach was appropriately weighted to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2010 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill. No assurance can be given that goodwill will not be written down in future periods. The Company recorded goodwill impairment of $858 thousand as a charge to earnings during 2008.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are summarized in the following table:

	As of December 31,
	2010	2009
Balance, beginning of year	$337,438	$337,438
Additions to goodwill	—	—
Impairment write-down	—	—
Purchase accounting adjustments	—	—
Balance, end of year	$337,438	$337,438

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of December 31, 2010 and 2009, the gross carrying amount of premiums on acquired deposits totaled $117.6 million and $116.6 million, respectively, and the related accumulated amortization totaled $38.1 million and $26.9 million, respectively. During 2010, the Company recorded $3.1 million in premiums on deposits acquired in the WFIB Acquisition. During 2009, the Company recorded $74.4 million in premiums on deposits acquired in the UCB Acquisition.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $13.3 million, $5.9 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company did not record any impairment write-downs on deposit premiums during 2010 and 2009.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)

2011	$12,572
2012	11,176
2013	9,661
2014	8,775
2015	7,667
Thereafter	29,667
Total	$79,518

14.	MORTGAGE SERVICING ASSETS

Mortgage servicing assets are recorded when loans are sold to third parties and the servicing of those loans is retained by the Bank. The Company has the following classes of mortgage servicing assets, which result from sales and securitizations; single-family loans, multifamily loans and SBA loans. Mortgage servicing assets are subject to interest rate risk and may become impaired when interest rates fall and borrowers refinance or prepay their mortgage loans. Mortgage servicing assets are included in other assets.

Income from servicing loans is reported as ancillary loan fee income, a component of noninterest income in the Company’s consolidated statements of operations, and the amortization of mortgage servicing assets is reported as a reduction to ancillary loan fee income. Late fees and charges collected on delinquent loans are recorded as a component of loans receivable interest income in the consolidated statements of operations.

Information regarding the Company’s mortgage servicing assets (“MSAs”) for the years ended December 31, 2010 and 2009 is as follows:

	Year ended December 31,
	2010	2009
	(In thousands)

MSAs balance, beginning of year	$16,001	$20,118
Additions	309	221
Additions due to UCB acquisition	—	5,192
Amortization	(2,736)	(9,530)
MSAs before valuation allowance, end of year	13,574	16,001
Valuation allowance	(3,383)	(2,575)

MSAs, end of year	$10,191	$13,426

Fair value, beginning of year	$16,284	$20,174
Fair value, end of year	$14,509	$16,284

Valuation allowance, beginning of year	$(2,575)	$(3,626)
(Impairment) reversal	(808)	1,051
Valuation allowance, end of year	$(3,383)	$(2,575)
Key Assumptions:
Weighted average discount	12.43%	13.73%
Weighted average prepayment speed assumption	8.17%	10.32%

Estimated future amortization of mortgage servicing assets for the succeeding five years and thereafter is as follows:

Total
(In thousands)
Estimate for the year ending December 31,
2011	$1,902
2012	1,541
2013	1,251
2014	1,019
2015	832
Thereafter	3,646
Total	$10,191

The following table shows the hypothetical effect on the fair value of our mortgage servicing assets using various unfavorable variations of the expected levels of certain key assumptions used in the valuations as of December 31, 2010 and 2009. These sensitivities are hypothetical and are presented for illustration purposes only. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the interest that continues to be held by the transferor is calculated without changing any of the other assumptions. In reality, changes in one factor may result in changes in another factor which might magnify or counteract the sensitivities.

	December 31,
	2010	2009
	(Dollars in thousands)

Balance sheet net carrying value	$10,191	$13,426

CPR assumption	8.17%	10.32%
Impact on fair value of 10% adverse change of prepayment speed	$(118)	$(107)
Impact on fair value of 20% adverse change of prepayment speed	$(232)	$(209)

Discount rate assumption	12.43%	13.73%
Impact on fair value of 10% adverse change of discount rate	$(264)	$(225)
Impact on fair value of 20% adverse change of discount rate	$(511)	$(431)

15.	CUSTOMER DEPOSIT ACCOUNTS

Customer deposit account balances are summarized as follows:

	December 31,
	2010	2009
	(In thousands)

Noninterest-bearing demand	$2,676,466	$2,291,259
Interest-bearing checking	757,446	667,177
Money market accounts	4,457,376	3,138,866
Savings deposits	984,518	991,520
Total core deposits	8,875,806	7,088,822
Time deposits:
Less than $100,000	2,239,836	3,240,094
$100,000 or greater	4,525,617	4,658,697
Total time deposits	6,765,453	7,898,791
Total deposits	$15,641,259	$14,987,613

The $4.53 billion balance of time deposits $100 thousand or greater at December 31, 2010 includes $481.8 million of deposits held by the Company’s foreign branch located in Hong Kong.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

	$100,000 or	Less Than
	Greater	$100,000	Total
	(In thousands)

2011	$4,030,486	$2,017,749	$6,048,235
2012	376,781	163,687	540,468
2013	46,116	8,276	54,392
2014	35,110	1,853	36,963
2015	15,953	41,805	57,758
Thereafter	21,171	6,466	27,637
Total	$4,525,617	$2,239,836	$6,765,453

Accrued interest payable totaled $2.6 million and $3.8 million at December 31, 2010 and 2009, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2010	2009	2008
	(In thousands)

Interest-bearing checking	$2,349	$1,507	$3,226
Money market accounts	29,514	25,583	25,805
Savings deposits	3,986	3,322	4,148
Time deposits:
Less than $100,000	34,958	32,073	35,061
$100,000 or greater	45,930	66,992	109,820
Total	$116,737	$129,477	$178,060

As of December 31, 2010, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased to $713.5 million, compared to $995.0 million at December 31, 2009. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, during the third quarter of 2008, the Company partnered with another financial institution to implement a new retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

16.	FEDERAL FUNDS PURCHASED

Federal funds purchased generally mature within one business day to six months from the transaction date. Federal funds purchased are included in notes payable and other borrowings.

The following table provides information on Federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$22	$22	$28,022
Average balance outstanding during the year	$871	$2,379	$89,309
Maximum balance outstanding at any month-end	$6,023	$3,022	$193,259
Weighted average interest rate during the year	0.20%	0.37%	2.05%
Weighted average interest rate at end of year	0.15%	0.06%	0.25%

As a means of augmenting its liquidity, the Company has established Federal funds lines with several correspondent banks. The Company’s available borrowing capacity from Federal funds line facilities amounted to $313.0 million and $243.0 million as of December 31, 2010 and 2009, respectively.

17.	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances and their related weighted average interest rates are summarized as follows:

	December 31, 2010		December 31, 2009
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2010	$—	—%	$805,861	3.00%
2011	246,046	0.97%	102,737	5.01%
2012	100,000	1.03%	5,061	4.41%
2013	186,546	4.55%	190,916	4.55%
2014	53,800	4.43%	54,920	4.43%
After 2014	627,756	4.26%	645,892	4.27%
Total	$1,214,148	3.38%	$1,805,387	3.78%

Total outstanding FHLB advances amounted to $1.21 billion and $1.81 billion at December 31, 2010 and 2009, respectively. Of these amounts, $200.0 million represent overnight borrowings at December 31, 2010 and there were no overnight borrowings at December 31, 2009. All advances as of December 31, 2010 and December 31, 2009 are at fixed interest rates and are secured by real estate loans.

The Company’s available borrowing capacity from unused FHLB advances totaled $2.23 billion and $1.07 billion at December 31, 2010 and 2009, respectively. The Company’s available borrowing capacity from FHLB advances is derived from its outstanding FHLB advances and from its portfolio of loans that are pledged to the FHLB. During 2010, long-term FHLB advances totaling $1.12 billion were prepaid, with additional prepayment penalties of $13.8 million. Additionally, at December 31, 2010 and 2009, the Company had additional available borrowing capacity of $588.8 million and $451.8 million, respectively, from the Federal Reserve Bank’s discount window derived from its portfolio of loans that are pledged to the Federal Reserve Bank.

18.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements totaled $1.08 billion and $1.03 billion as of December 31, 2010 and 2009, respectively. These balances included $88.5 million and $31.9 million in short-term repurchase agreements as of December 31, 2010 and December 31, 2009, respectively. The interest rates on these short-term repurchase agreements were 0.54% and 0.51% as of December 31, 2010 and December 31, 2009, respectively. The remaining repurchase agreements are long-term with interest rates that are largely fixed, ranging from 4.15% to 5.13% as of December 31, 2010. The counterparties have the right to a quarterly call for many of the repurchase agreements.

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

The following table provides information on securities sold under repurchase agreements as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2010	$—	—%	$31,870	0.51%
2011	88,545	0.54%	—	—%
2015	245,000	4.49%	245,000	4.49%
2016	700,000	4.91%	700,000	4.91%
2017	50,000	4.15%	50,000	4.15%
	$1,083,545	4.42%	$1,026,870	4.63%

Total interest expense recorded on repurchase agreements amounted to $49.0 million, $49.7 million and $46.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company also has master repurchase agreements with other major brokerage companies. The Company’s available borrowing capacity from repurchase agreements totaled $1.21 billion and $1.13 billion at December 31, 2010 and 2009, respectively.

19.	CAPITAL RESOURCES

Junior Subordinated Debt—The Company has formed nine statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. Junior subordinated debt issued and outstanding by the Trusts to the Company was $155.8 million at both December 31, 2010 and December 31, 2009. Also issued by the Trust of the Company as of both December 31, 2010 and December 31, 2009 was $4.8 million of common stock.

The proceeds from these issuances represent liabilities of the Company to the Trusts and are reported in the consolidated balance sheets as a component of long-term debt. Interest payments on these securities are made either quarterly or semi-annually and are deductible for tax purposes. These securities are not registered with the Securities and Exchange Commission. For regulatory reporting purposes, these securities qualify for Tier I capital treatment. Under Dodd-Frank, depository institution holding companies, such as the Company, with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier I regulatory capital as of the end of a phase-out period in 2016, and will be obligated to replace any outstanding trust preferred securities issued prior to May 19, 2010, with qualifying Tier I regulatory capital during the phase-out period.

The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2010 and 2009:

			Rate at	Balance at
		Stated	December 31,	December 31,
Trust Name	Maturity Date (1)	Interest Rate	2010	2010	2009
				(Dollars in thousands)

East West Capital Trust I	March 2030	10.88%, fixed	10.88%	$10,750	$10,750
East West Capital Trust II	July 2030	10.95%, fixed	10.95%	10,000	10,000
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	3.15%	10,000	10,000
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	2.84%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	2.08%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	1.80%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	1.65%	30,000	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	1.70%	20,000	20,000
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	2.20%	30,000	30,000
				$155,750	$155,750

(1)	All of the above debt instruments are subject to various call options.

Subordinated Debt—In 2005, the Company issued $75.0 million in subordinated debt in a private placement transaction. For the subordinated debt, the maturity is September 15, 2015 and the interest rate is based on the three-month LIBOR plus 110 basis points, payable on a quarterly basis. At December 31, 2010, the interest rate on this debt instrument was 1.41%. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included as a component of long-term debt in the accompanying consolidated balance sheets.

20.	INCOME TAXES

The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current income tax expense (benefit):
Federal	$9,942	$(109,092)	$20,575
State	69,026	2,916	15,577
Foreign	—	1,758	—
Total current income tax expense (benefit)	78,968	(104,418)	36,152
Deferred income tax expense (benefit):
Federal	55,083	127,668	(61,068)
State	(48,273)	11,571	(22,569)
Foreign	5,567	(12,107)	—
Total deferred income tax expense (benefit)	12,377	127,132	(83,637)
Provision (benefit) for income taxes	$91,345	$22,714	$(47,485)

The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2010	2009	2008
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	5.3	8.1	4.7
Tax credits	(4.8)	(6.9)	7.7
Foreign subsidiaries acquisition	—	(14.4)	—
Other, net	0.2	(0.1)	1.5
Effective income tax rate	35.7%	21.7%	48.9%

The Company recognizes investment tax credits from low income housing and other investments in the year the credit arises under the flow-through method of accounting.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities are presented below:

	December 31,
	2010				2009
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
	(In thousands)
Deferred tax liabilities:
Core deposit intangibles	$26,574	$8,723	$(133)	$35,164	$27,553	$8,533	$(133)	$35,953
Affordable housing partnerships	14,889	4,489	—	19,378	14,008	4,219	—	18,227
Fixed assets	27,053	9,504	—	36,557	1,987	999	—	2,986
FHLB stock	32,191	10,202	—	42,393	39,885	2,479	—	42,364
Deferred loan fees	3,854	1,194	—	5,048	4,943	1,474	—	6,417
Purchased loan discounts	199	61	—	260	233	72	—	305
State taxes	—	—	—	—	6,539	—	—	6,539
Mortgage servicing assets	3,227	999	—	4,226	10,408	1,111	1,817	13,336
Section 597 gain	—	—	—	—	14,081	—	—	14,081
FDIC receivable	420,752	(31,026)	—	389,726	435,480	39,251	—	474,731
Acquired debt	51,070	922	300	52,292	62,402	1,043	300	63,745
Other, net	2,531	454	600	3,585	3,132	997	600	4,729
Total gross deferred tax liabilities (assets)	582,340	5,522	767	588,629	620,651	60,178	2,584	683,413

Deferred tax assets:
Allowance for loan losses and OREO reserves	(84,337)	(21,896)	5,220	(101,013)	(86,472)	(26,660)	5,220	(107,912)
Deferred compensation	(15,407)	(4,854)	—	(20,261)	(13,701)	(4,237)	—	(17,938)
State taxes	(2,734)	—	—	(2,734)	(190)	—	—	(190)
Purchased loan premium	(966)	(299)	—	(1,265)	(1,112)	(344)	—	(1,456)
Unrealized loss on securities	(77,760)	(24,336)	—	(102,096)	(58,113)	(15,138)	—	(73,251)
Net operating loss carryforwards	(3,057)	(34,813)	(2,041)	(39,911)	(23,193)	(34,944)	—	(58,137)
Acquired loans and OREOs	(303,045)	7,298	(11,926)	(307,673)	(395,114)	5,751	(17,493)	(406,856)
Other, net	(12,013)	(3,751)	(97)	(15,861)	(4,787)	(4,587)	—	(9,374)
Total gross deferred tax assets	(499,319)	(82,651)	(8,844)	(590,814)	(582,682)	(80,159)	(12,273)	(675,114)
Valuation allowance	—	624	2,041	2,665	—	364	—	364
Net deferred tax liabilities (assets)	$83,021	$(76,505)	$(6,036)	$480	$37,969	$(19,617)	$(9,689)	$8,663

Management believes that it is more likely than not that all of the deferred tax assets recorded at December 31, 2010 will be realized (except to the extent of the recorded valuation allowance) because it expects to have sufficient taxable income in future years to fully realize them. A valuation allowance has been provided for the deferred assets related to the China loss and state net operating losses (“NOLs”) (for states other than California, Georgia, Massachusetts and New York) since management believes that these NOLs may not be fully utilized. The valuation allowance was netted against the tax deferred asset in 2009. Management believes it is a better presentation to separately account for the valuation allowance as well as the foreign operation of the Bank. In 2009, the Bank had a deferred tax liability related to the Internal Revenue Code Section 597 gain from the acquisition of UCB. In early 2010, the Bank exercised an option to purchase additional assets from the FDIC related to UCB which increased the purchase price for tax purposes and reallocated the Section 597 gain to other categories of assets.

The portion of this valuation allowance that was attributable to these state NOLs were reflected in the 2009 Income Taxes footnote as a reduction of the NOL deferred tax asset. Management believes it is appropriate to reflect the gross deferred tax assets for the NOLs and a related valuation allowance. In 2009, the Bank had a deferred tax liability related to the Internal Revenue Code Section 597 gain from the acquisition of UCB. In early 2010, the Bank exercised an option to purchase additional assets from the FDIC which increased the purchase price for tax purposes and eliminated the Section 597 gain. Accordingly, the corresponding deferred tax liability has been eliminated.

In its 2009 footnote for Income Taxes, Management presented the Bank’s federal and foreign deferred tax assets and liabilities as net federal deferred tax assets and liabilities. Management believes it is appropriate to reflect federal and foreign deferred tax assets and liabilities separately and has done so on a comparative basis in the table above.

At December 31, 2010, 2009 and 2008, the Bank had federal net operating loss carryforwards of approximately $3.3 million, $40.9 million and zero, respectively. At December 31, 2010, the Bank had state NOL carryforwards of approximately $321.1 million. Of this amount, $3.0 million of the state net operating loss resulted from the acquisition of Desert Community Bank (“DCB”) in 2007 and will expire in 2021. The remaining state NOL carryforward expires in various years through 2031. Federal and state tax laws related to a change in ownership, such as that resulting from the acquisition of DCB, place limitations on the annual amount of net operating loss carryovers that can be utilized to offset post-acquisition taxable income. Under Internal Revenue Code Section 382, which is also applicable for California tax purposes, certain changes in the ownership of a loss company can result in limitations on the utilization of net operating and any built-in losses. This annual limitation is generally based on the value of the loss company at the ownership change date. In 2010, California suspended the utilization of net operating losses for tax years 2010 and 2011 but allowed taxpayers to carryforward net operating losses for 20 years properly increased for any years in which the loss is suspended.

The passage of the Emergency Economic Stabilization Act of 2008 (“EESA”) in October 2008 provided banks with tax relief by treating OTTI losses on Fannie Mae and Freddie Mac preferred stock as ordinary losses, instead of capital losses. As a result of this law change, an additional $5.7 million in tax benefits related to these OTTI charges were recognized during 2008.

The Company adopted the provisions of ASC 740-10 on January 1, 2007. During 2008, the Company determined that certain state tax benefits of $4.6 million, net of the associated federal tax effect, in connection with its dissolved regulated investment company, East West Securities Company, Inc., would not “more likely than not” be sustained upon examination by tax authorities and as a result, a charge was recorded against the provision for income taxes.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Balance, beginning of year	$5,763	$796
Additions for tax positions of prior years	721	4,732
Reductions for tax positions of prior years	(288)	—
Additions for tax positions of current year	634	235
Settlements	(1,878)	—
Balance, end of year	$4,952	$5,763

During 2010, the Company increased the unrecognized tax benefits reserve by $1.2 million for the California enterprise zone net interest deduction. The Company also paid the Franchise Tax Board tax and interest of approximately $2.6 million related to the resolution of the enterprise zone net interest deduction for the tax years ended 2003 to 2005. As of December 31, 2010 and 2009, the ASC 740-10 liability was $6.2 million and $6.8 million, respectively. Also, as of December 31, 2010 and 2009, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $3.0 million and $3.8 million, respectively.

The Company is currently under examination by the Internal Revenue Service for the tax years ended 2007 to 2009 and by California for tax years ended 2003 through 2008 and Florida for the tax years ended 2006 to 2008. For federal tax purposes, tax years from 2007 and beyond remain open to examination, and for California franchise tax purposes, tax years from 2003 and beyond remain open to examination. The Company does not believe that there are any other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the year ending December 31, 2011.

The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of operations. The Company has accrued $796 thousand, $1.15 million and $141 thousand of interest and penalties expense for its unrecognized tax positions as of December 31, 2010, 2009 and 2008, respectively. Total interest and penalties accrued as of December 31, 2010 and 2009 were $1.2 million and $1.1 million, respectively.

21.	COMMITMENTS AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and credit exposures.

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2010 and 2009, undisbursed loan commitments amounted to $1.89 billion and $2.46 billion, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $349.9 million and $75.1 million as of December 31, 2010 and 2009, respectively. Substantially all commitments are for loans to be held for investment.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2010 and 2009, commercial and standby letters of credit totaled $768.8 million and $715.2 million, respectively. The Bank issues standby letters of credit (“SBLCs”) and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually and, upon evaluation of the customers’ creditworthiness, the Bank has the right to terminate or change certain terms of the credit card lines.

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

As of December 31, 2010 and 2009, the allowance for unfunded loan commitments, and off-balance sheet credit exposures amounted to $5.3 million and $5.2 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The increase in the off-balance sheet allowance amount was due to increases in unfunded loan commitments and off-balance sheet exposures.

Guarantees—From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of December 31, 2010, total loans sold or securitized with recourse amounted to $699.6 million and were comprised of $60.9 million in single-family loans with full recourse and $638.7 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $497.5 million at December 31, 2009, comprised of $72.6 million in single-family loans with full recourse and $425.0 million in multifamily loans with limited recourse. The increase in the multifamily loans with limited recourse year over year relates to the identification during 2010 of loans that the former UCB had sold with recourse in prior years. In conjunction with the UCB Purchase and Assumption Agreement, East West Bank assumed all servicing agreements the prior UCB had entered into. The recourse provision on multifamily loans varies by loan sale and is limited to up to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $4.7 million and $2.9 million as of December 31, 2010 and 2009, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2010 and 2009, the amount of loans sold without recourse totaled $1.00 billion and $697.7 million, respectively. Total loans securitized without recourse amounted to $325.5 million and $358.1 million, respectively, at December 31, 2010 and 2009. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Lease Commitments—The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $23.2 million, $15.0 million and $10.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum rental payments under non-cancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)

2011	$20,907
2012	19,536
2013	17,715
2014	15,109
2015	10,590
Thereafter	29,178
Total	$113,035
Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2010. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations or liquidity of the Company or the Bank.

22.	STOCK COMPENSATION PLANS

The Company issues stock options and restricted stock to employees under share-based compensation plans. The adoption of ASC 505 and ASC 718 on January 1, 2006 has resulted in incremental stock-based compensation expense. Since the Company has previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to ASC 505 and ASC 718 relates only to issued and unvested stock option grants. For the years ended December 31, 2010, 2009, and 2008, incremental stock-based compensation expense reduced income before income taxes by $937 thousand, $1.4 million, and $2.1 million, and reduced net income by $544 thousand, $841 thousand, and $1.2 million, respectively. This additional expense reduced both basic and diluted earnings per share by $0.00, $0.01, and $0.02 for the years ended December 31, 2010, 2009, and 2008, respectively.

During the years ended December 31, 2010, 2009 and 2008, total compensation expense related to stock options and restricted stock awards reduced income before taxes by $8.5 million, $5.3 million, and $6.2 million, respectively, and reduced net income by $4.9 million, $3.1 million and $3.6 million, respectively.

The Company received $3.6 million and $251 thousand as of December 31, 2010 and 2009, respectively, in cash proceeds from stock option exercises. The net tax expense recognized in equity for stock compensation plans was $170 thousand for 2010 compared with a net tax benefit of $1.0 million for 2009.

Stock Options—The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the year ended December 31, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of year	1,927,515	$21.59
Granted	—	—
Exercised	(303,696)	11.87
Forfeited	(184,840)	17.16
Outstanding at end of year	1,438,979	$24.21	2.59 years	$3,032
Vested or expected to vest at year-end	1,413,093	$24.26	2.56 years	$2,964
Exercisable at year-end	1,022,128	$25.38	1.95 years	$2,358

A summary of changes in unvested stock options and related information for the year ended December 31, 2010 is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested Options	Shares	(per share)
Unvested at January 1, 2010	901,367	$5.21
Granted	—	—
Vested	(350,808)	6.09
Forfeited	(133,708)	3.44
Unvested at December 31, 2010	416,851	$4.15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2010(5)	2009	2008
Expected term (1)	N/A	4 years	4 years
Expected volatility (2)	N/A	60.5%	28.1%
Expected dividend yield (3)	N/A	0.6%	1.2%
Risk-free interest rate (4)	N/A	1.8%	2.6%

(1)	The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
(2)	The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.
(3)	The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.
(4)	The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.
(5)	The Company did not issue any stock options during the year ended December 31, 2010.

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
Range of	Outstanding	Exercise	Remaining	Exercisable	Exercise
Exercise Prices	Options	Price	Contractual Life	Options	Price
$0.00 to $4.99	23,529	$4.25	5.25 years	—	$—
$5.00 to $9.99	12,379	5.91	5.13 years	—	—
$10.00 to $14.99	341,844	12.85	1.14 years	328,016	12.77
$15.00 to $19.99	117,511	17.73	3.46 years	62,723	17.43
$20.00 to $24.99	393,078	21.09	4.14 years	133,616	21.09
$25.00 to $29.99	69,441	26.34	0.15 years	69,441	26.34
$30.00 to $34.99	43,048	34.17	1.64 years	43,048	34.17
$35.00 to $39.99	430,400	37.83	2.35 years	377,535	37.70
$40.00 to $44.99	7,749	40.70	2.43 years	7,749	40.70
$0.00 to $44.99	1,438,979	$24.21	2.59 years	1,022,128	$25.38

During the years ended December 31, 2010, 2009 and 2008, information related to stock options are presented as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted average grant date fair value of stock options granted	$—	$3.00	$4.28
during the year(1)
Total intrinsic value of options exercised (in thousands)	$1,772	$53	$517
Total fair value of options vested (in thousands)	$2,137	$1,638	$1,486

(1)	The Company did not issue any stock options during the year ended December 31, 2010.

As of December 31, 2010, total unrecognized compensation cost related to stock options amounted to $805 thousand. This cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock—In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees. The restricted shares awarded become fully vested after three to five years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases.

A summary of the activity for the Company’s restricted stock as of December 31, 2010, including changes during the year then ended, is presented below:

	2010
		Weighted
		Average
	Shares	Price
Outstanding at beginning of year	864,717	$20.12
Granted	1,506,836	17.11
Vested	(239,026)	27.09
Forfeited	(343,029)	17.72
Outstanding at end of year	1,789,498	$17.09

Of the total shares of restricted stock granted in 2010, 22,923 shares were granted to outside directors.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of restricted stock awards granted during the years ended December 31, 2010, 2009, and 2008 were $17.11, $7.41, and $19.58, respectively. The total fair value of restricted stock vested during 2010, 2009 and 2008 was $6.5 million, $3.5 million and $3.4 million, respectively.

As of December 31, 2010, total unrecognized compensation cost related to restricted stock awards amounted to $20.6 million. This cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Purchase Plan—The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. The Purchase Plan allows employees to purchase shares at 90% of the per share market price at the date of exercise, with an annual common stock value purchase limitation of $25,000. As of December 31, 2010, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the Purchase Plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company’s common stock. During 2010 and 2009, 56,448 shares totaling $849 thousand and 133,730 shares totaling $697 thousand, respectively, were sold to employees under the Purchase Plan.

23.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For plan years ended December 31, 2010 and 2008, the Company contributed $2.0 million and $3.0 million, respectively. There were no Company contributions to the plan for the plan year ended December 31, 2009.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP meets the definition of a pension plan per ASC 715-30, Compensation—Retirement Benefits – Defined Benefit Plans—Pension, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. For the years ended December 31, 2010, 2009, and 2008, $2.6 million, $2.3 million and $2.5 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2010, the life insurance contracts related to the SERP had an aggregate cash surrender value of $103.0 million. As of December 31, 2010 and 2009, the vested benefit obligation under the SERP was $12.9 million and $11.3 million, respectively.

24.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of December 31, 2010, 85,741 shares were outstanding.

Series B Preferred Stock Offering—On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B”), with a liquidation preference of $1,000 per share. The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S. Treasury’s Capital Purchase Program (“TCPP”). On December 29, 2010, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all shares of the Series B preferred stock and the related accrued and unpaid dividends by using $308.4 million of available cash, without raising any capital or debt. As a result of repurchasing the Series B preferred stock, the Company accelerated the remaining accretion of the issuance discount on the Series B preferred stock of $17.5 million and recorded a corresponding charge to stockholders’ equity and income available to common stockholders in the calculation of diluted earnings per share. While participating in the TCPP, we recorded $56.9 million in dividends and accretion, including $31.7 million in cash dividends and $25.2 million of accretion on the Series B preferred stock issuance discount. Repayment will save us approximately $15.3 million in annual dividends.

Private Sales of Common Stock—On July 14, 2009, in private placement transactions, two customers of the Bank purchased 5,000,000 newly issued shares of the Company’s common stock at a price of $5.50 per share. The Company received net proceeds of approximately $26.0 million, net of stock issuance costs, in conjunction with this common stock offering. The Company has registered these shares for resale to the public.

Public Offering of Common Stock—On July 24, 2009, the Company completed a public offering of 11 million shares of its common stock priced at $6.35. The underwriter also exercised its option to purchase an additional 1.65 million shares of the Company’s common stock. The Company received net proceeds of approximately $76.7 million, net of stock issuance costs, in conjunction with this common stock offering.

Private Placement—On November 5, 2009, we entered into investment agreements with various investors, pursuant to which the investors purchased an aggregate of $500.0 million of our common stock and newly-issued shares of our Mandatorily Convertible Non-Voting Perpetual Preferred Stock, Series C (“Series C”), with a liquidation preference of $1,000 per share, in a private placement transaction which closed on November 6, 2009. In the private placement, we issued certain qualified institutional buyers and accredited investors, several of whom were already our largest institutional stockholders, an aggregate of 335,047 shares of our Series C preferred stock and an aggregate of 18,247,012 shares of common stock. On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of our common stock upon conversion of the 335,047 shares of the Series C preferred stock. Subsequently, on March 30, 2010, each share of the Series C preferred stock was automatically converted into 110.74197 shares of common stock at a per common share conversion price of $9.03, as adjusted in accordance with the terms of the Series C preferred stock. As a result, no shares of the Series C preferred stock remain outstanding as of December 31, 2010.

Warrants—During 2008, in conjunction with the Series B preferred stock offering, the Company issued to the U.S. Treasury warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million. The warrants could be exercised at any time on or before December 5, 2018. As of December 31, 2010, there were 1,517,555 warrants outstanding. As stated in Note 29 to the Company’s consolidated financial statements presented elsewhere in this report, on January 26, 2011 the Company repurchased the outstanding warrants for $14.5 million.

Stock Repurchase Program—During 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $80.0 million of the Company’s common stock. The Company did not repurchase any shares during the years ended December 31, 2010, 2009 and 2008.

Quarterly Dividends—The Company’s Board of Directors declared and paid quarterly preferred stock cash dividends of $20.00 per share on its Series A preferred stock during 2010 and 2009. The Board of Directors has also authorized the payment of quarterly dividends of $12.50 per share on the Company’s Series B preferred stock during 2010 and 2009. Cash dividends totaling $22.1 million and $26.9 million were paid to the Company’s Series A and Series B preferred stock shareholders during the years ended December 31, 2010 and 2009, respectively.

The Company also paid quarterly dividends on its common stock of $0.02 per share for the first quarter of 2009 and $0.01 per share for the remaining quarters of 2009 and all quarters of 2010. Total quarterly dividends amounting to $5.5 million and $3.6 million were paid to the Company’s common shareholders during the years ended December 31, 2010 and 2009, respectively.

Earnings (Loss) Per Share (“EPS”)—The calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Net Income (Loss)
	Available to	Number	Per
	Common	of	Share
	Stockholders	Shares	Amounts
	(In thousands, except per share data)
2010
Net income	$164,564	137,478
Less:
Preferred stock dividends and amortization of preferred stock discount	(43,126)	—
Basic EPS – income available to common stockholders	$121,438	137,478	$0.88
Effect of dilutive securities:
Stock options	—	142
Restricted stock	15	370
Convertible preferred stock	—	8,936
Stock warrants	—	176
Diluted EPS – income available to common stockholders	$121,453	147,102	$0.83

2009
Net income before extraordinary item	$82,008	78,770
Less:
Preferred stock dividends, amortization of preferred stock discount and inducement of preferred stock conversion	(49,115)
Income available to common stockholders before extraordinary item	32,893	78,770	$0.42
Extraordinary item – impact of descuritization	(5,366)	78,770	(0.07)
Basic EPS – income available to common stockholders after extraordinary item	27,527	78,770	$0.35
Effect of dilutive securities:
Stock options	—	15
Restricted stock	—	51
Convertible preferred stock	—	5,687
Stock warrants	—	—
Income available to common stockholders before extraordinary item	$32,893	84,523	$0.39
Income impact of assumed conversions	2	—
Extraordinary item – impact of descuritization	(5,366)	84,523	$(0.06)
Diluted EPS – income available to common stockholders after extraordinary item plus assumed conversions	$27,529	84,523	$0.33

2008
Net loss	$(49,683)	62,673
Less:
Preferred stock dividends and amortization of preferred stock discount	(9,474)	—
Basic EPS – loss available to common stockholders	$(59,157)	62,673	$(0.94)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Convertible preferred stock	—	—
Stock warrants	—	—
Diluted EPS – loss available to common stockholders	$(59,157)	62,673	$(0.94)

The following outstanding convertible preferred stock, stock options, restricted stock and stock warrants for years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	For the Year Ended
	2010	2009	2008
	(In thousands)

Convertible preferred stock	5,573	9,293	8,924
Stock options	1,043	1,848	1,997
Restricted stock	326	463	640
Warrants	—	—	1

25.	REGULATORY REQUIREMENTS

Risk-Based Capital—The Bank is a member bank of the Federal Reserve System and the FRB is the Bank’s primary regulator. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2010 and 2009, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

The actual and required capital amounts and ratios at December 31, 2010 and 2009 are presented as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,075,480	17.5%	$950,680	8.0%	N/A	N/A
East West Bank	$2,068,922	17.4%	$950,301	8.0%	$1,187,877	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$1,865,602	15.7%	$475,340	4.0%	N/A	N/A
East West Bank	$1,859,102	15.7%	$475,151	4.0%	$712,726	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$1,865,602	9.3%	$801,850	4.0%	N/A	N/A
East West Bank	$1,859,102	9.3%	$800,863	4.0%	$1,001,079	5.0%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,228,243	19.8%	$898,461	8.0%	N/A	N/A
East West Bank	$1,979,409	17.7%	$897,322	8.0%	$1,121,653	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$2,011,158	17.9%	$449,230	4.0%	N/A	N/A
East West Bank	$1,762,536	15.7%	$448,661	4.0%	$672,992	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$2,011,158	11.7%	$688,656	4.0%	N/A	N/A
East West Bank	$1,762,536	10.2%	$688,650	4.0%	$860,812	5.0%

Under the Dodd-Frank Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital as of the end of the phase-out period in 2016.  As of December 31, 2010 and 2009, trust preferred securities comprised 8.6% and 7.7%, respectively, of the Company’s Tier I capital.

Reserve Requirement—The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $80.9 million and $63.3 million for the years ended December 31, 2010 and 2009, respectively.

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

Prior to 2009, the Company had identified five operating segments for purposes of management reporting: retail banking, commercial lending, residential lending, treasury, and other. As a result of an evolution in the Company's strategic focus, the Company realigned its segment methodology during the first quarter of 2009, and identified three business divisions as meeting the criteria of an operating segment:  Retail Banking, Commercial Banking, and Other. The residential lending segment was combined with the Retail Banking segment due to the consumer-centric nature of the products and services offered by the two segments as well as the synergistic relationship between the two units in generating consumer mortgage loans. The remaining centralized functions, including the former treasury segment, and eliminations on intersegment amounts were aggregated and included in “Other.” The objective of combining certain segments under a new reporting structure was to better align the Company's service structure with its customer base, and to provide a platform to more efficiently manage the complexities and challenges impacting the Company's business environment.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual charge-offs for the period as well as average loan balances for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2010, 2009 and 2008. Amounts for the year ending December 31, 2008 have been retrospectively revised to reflect the change in the Company’s segment reporting during the first quarter of 2009 as discussed above.

	Year Ended December 31, 2010
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)

Interest income	$330,019	$684,882	$80,930	$1,095,831
Charge for funds used	(113,121)	(156,303)	29,514	(239,910)
Interest spread on funds used	216,898	528,579	110,444	855,921
Interest expense	(112,703)	(24,756)	(63,658)	(201,117)
Credit on funds provided	209,040	14,346	16,524	239,910
Interest spread on funds provided	96,337	(10,410)	(47,134)	38,793
Net interest income	$313,235	$518,169	$63,310	$894,714
Provision for loan losses	$(73,021)	$(127,138)	$—	$(200,159)
Depreciation, amortization and accretion	(14,286)	(83,706)	2,810	(95,182)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit (loss)	(15,521)	168,460	102,970	255,909
Segment assets	6,580,118	9,856,661	4,263,758	20,700,537

	Year Ended December 31, 2009
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)

Interest income	$263,293	$343,173	$116,352	$722,818
Charge for funds used	(69,260)	(75,153)	(186,024)	(330,437)
Interest spread on funds used	194,033	268,020	(69,672)	392,381
Interest expense	(103,778)	(20,156)	(113,195)	(237,129)
Credit on funds provided	165,258	17,854	147,325	330,437
Interest spread on funds provided	61,480	(2,302)	34,130	93,308
Net interest income (expense)	$255,513	$265,718	$(35,542)	$485,689
Provision for loan losses	$(175,825)	$(352,841)	$—	$(528,666)
Depreciation, amortization and accretion	(4,707)	(36,265)	6,103	(34,869)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit (loss)	(23,196)	(173,396)	301,314	104,722
Segment assets	6,697,894	10,404,063	3,457,255	20,559,212

	Year Ended December 31, 2008
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)

Interest income	$256,807	$333,706	$74,345	$664,858
Charge for funds used	(120,848)	(146,370)	(127,406)	(394,624)
Interest spread on funds used	135,959	187,336	(53,061)	270,234
Interest expense	(139,455)	(15,913)	(154,326)	(309,694)
Credit on funds provided	202,727	16,685	175,212	394,624
Interest spread on funds provided	63,272	772	20,886	84,930
Net interest income (expense)	$199,231	$188,108	$(32,175)	$355,164
Provision for loan losses	$(93,261)	$(132,739)	$—	$(226,000)
Depreciation, amortization and accretion	11,778	804	5,515	18,097
Goodwill	320,566	16,872	—	337,438
Segment pre-tax loss	(17,379)	(2,969)	(76,820)	(97,168)
Segment assets	4,015,402	5,332,156	3,075,258	12,422,816

27.	PARENT COMPANY FINANCIAL STATEMENTS

The financial information of East West Bancorp, Inc. as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 are as follows:

BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$4,973	$206,207
Certificates of deposit	198	17,714
Investment securities available-for-sale	—	26,922
Investment in subsidiaries	2,268,453	2,196,982
Other investments	1,136	1,733
Other assets	5,081	3,642
TOTAL	$2,279,841	$2,453,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$160,570	$160,570
Other liabilities	5,340	7,971
Total liabilities	165,910	168,541
STOCKHOLDERS' EQUITY
Preferred stock (par value $0.001 per share) Authorized — 5,000,000 shares Issued — 200,000 shares in Series A, non-cumulative convertible preferred stock in 2010 and 2009 Outstanding — 85,741 shares in 2010 and 2009 Issued and outstanding — 306,546 shares in Series B, cumulativepreferred stock in 2009; 335,047 shares in Series C cumulativeconvertible preferred stock in 2009	83,058	693,803
Common stock (par value $0.001 per share) Authorized — 200,000,000 shares Issued — 155,743,241 shares in 2010 and 116,754,403 shares in 2009 Outstanding — 148,542,940 shares in 2010 and 109,962,965 in 2009	156	117
Additional paid in capital	1,434,277	1,091,047
Retained earnings	720,116	604,223
Treasury stock, at cost: 7,200,301 shares in 2010 and 6,791,438 shares in 2009	(111,262)	(105,130)
Accumulated other comprehensive (loss) income, net of tax	(12,414)	599
Total stockholders' equity	2,113,931	2,284,659
TOTAL	$2,279,841	$2,453,200

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Dividends from subsidiaries	$85,158	$23,576	$34,818
Interest income	1,095	794	1,293
Gain on sales of investment securities available-for-sale	556	—	—
Impairment writedown on investment securities available-for-sale	—	(5,863)	(4,600)
Impairment writedown on other investments	—	(581)	(1,319)
Other income	3	—	6
Total income	86,812	17,926	30,198
Interest expense	5,302	6,197	9,372
Compensation and net occupancy reimbursement to subsidiary	2,921	2,288	4,377
Goodwill impairment	—	—	858
Other expense	2,132	1,179	1,478
Total expense	10,355	9,664	16,085
Income before income taxes and equity in undistributed income of subsidiaries	76,457	8,262	14,113
Income tax benefit	3,592	6,361	9,954
Equity in undistributed income (loss) of subsidiaries	84,515	62,019	(73,750)
Net income (loss)	$164,564	$76,642	$(49,683)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$164,564	$76,642	$(49,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(84,515)	(62,019)	73,750
Depreciation and amortization	623	470	230
Impairment writedown on goodwill	—	—	858
Impairment writedown on investment securities available-for-sale	—	5,863	4,600
Impairment writedown on other investments	—	581	1,319
Stock compensation costs	8,761	5,330	6,167
Loss on sale of other investments	—	—	147
Gain on sale of investment securities available-for-sale	(556)	—	—
Tax provision (benefit) from stock plans	170	(1,012)	414
Net change in other assets	(1,605)	(1,841)	(3,754)
Net change in other liabilities	(596)	4,509	(194)
Net cash provided by operating activities	86,846	28,523	33,854

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(20,746)	(31,981)	—
Certificates of deposit	—	(17,714)	—
Proceeds from:
Redemption of certificates of deposit	17,516
Repayments, maturity and redemption of investment securities available-for-sale	—	—	190
Sale/call of investment securities available-for-sale	48,224	5,000	—
Capital contributions to subsidiaries, net	—	(350,000)	(501,046)
Net cash provided by (used in) investing activities	44,994	(394,695)	(500,856)

Cash flows from financing activities:
Payment for:
Purchase of treasury shares	(1,207)	(430)	(306)
Cash dividends on preferred stock	(24,060)	(26,076)	(8,037)
Cash dividends on common stock	(5,545)	(3,586)	(25,375)
Repurchase of Series B preferred stock	(306,546)	—	—
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	4,454	263,336	2,776
Issuance of preferred stock and common stock warrants	—	325,120	500,591
Tax (provision) benefit from stock plans	(170)	—	(414)
Net cash (used in) provided by financing activities	(333,074)	558,364	469,235
Net (decrease) increase in cash and cash equivalents	(201,234)	192,192	2,233
Cash and cash equivalents, beginning of year	206,207	14,015	11,782
Cash and cash equivalents, end of year	$4,973	$206,207	$14,015

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$5,306	$6,373	$9,584
Income tax payments, net of refunds	—	—	40,000
Noncash financing activities:
Conversion of preferred stock to common stock	325,299	—	—
Accrued preferred stock dividends	—	852	1,125
Amortization of preferred stock discount	21,042	3,847	312
Issuance of common stock in lieu of Board of Director retainer fees	281	219	219

28.	QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2010
Interest and dividend income	$292,195	$231,400	$253,533	$318,703
Interest expense	45,633	48,595	49,910	56,979
Net interest income	246,562	182,805	203,623	261,724
Provision for loan losses	29,834	38,648	55,256	76,421
Net interest income loss after provision for loan losses	216,728	144,157	148,367	185,303
Noninterest (loss) income	(17,279)	29,315	35,685	(8,451)
Noninterest expense	113,743	99,945	125,318	138,910
Income before provision for income taxes	85,706	73,527	58,734	37,942
Provision for income taxes	29,357	26,576	22,386	13,026
Net income	$56,349	$46,951	$36,348	$24,916
Preferred stock dividends and amortization of preferred stock discount	24,109	6,732	6,147	6,138
Net income available to common stockholders	$32,240	$40,219	$30,201	$18,778
Basic earnings per share	$0.22	$0.27	$0.21	$0.17
Diluted earnings per share	$0.22	$0.27	$0.21	$0.13

2009
Interest and dividend income	$283,639	$147,924	$146,333	$144,923
Interest expense	61,770	52,044	58,073	65,242
Net interest income	221,869	95,880	88,260	79,681
Provision for loan losses	140,001	159,244	151,422	78,000
Net interest income (loss) after provision for loan losses	81,868	(63,364)	(63,162)	1,681
Noninterest income (loss)	415,238	(11,880)	(26,199)	13,794
Noninterest expense	87,872	46,064	57,912	51,406
Income (loss) before provision (benefit) for income taxes	409,234	(121,308)	(147,273)	(35,931)
Provision (benefit) for income taxes	149,504	(52,777)	(60,548)	(13,465)
Net income (loss) before extraordinary item	259,730	(68,531)	(86,725)	(22,466)
Extraordinary item, net of tax	—	—	5,366	—
Net income (loss) after extraordinary item	$259,730	$(68,531)	$(92,091)	$(22,466)
Preferred stock dividends and amortization of preferred stock discount	6,129	10,620	23,623	8,743
Net income (loss) available to common stockholders	$253,601	$(79,151)	$(115,714)	$(31,209)
Basic earnings (loss) per share	$2.49	$(0.91)	$(1.83)	$(0.50)
Diluted earnings (loss) per share	$1.96	$(0.91)	$(1.83)	$(0.50)

29.	SUBSEQUENT EVENTS

On January 25, 2011, the East West Board of Directors declared first quarter 2011 dividends on the Company’s common stock and Series A preferred stock. The common stock dividend of $0.01 per share is payable on or about February 24, 2011 to shareholders of record on February 10, 2011. The dividend on the Series A preferred stock of $20 per share is payable on February 1, 2011 to shareholders on record on January 15, 2011. In addition, on January 26, 2011 the Company repurchased the outstanding TARP warrants at a cost of $14.5 million. We have evaluated events and transactions occurring through the date of filing this report on Form 10-K. Such evaluation resulted in no adjustments to the accompanying financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

EAST WEST BANCORP INC.
(Registrant)

	By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG	Chairman and Chief Executive Officer	February 28, 2011
Dominic Ng	(Principal Executive Officer)

/s/ JULIA GOUW	President and Chief Operating Officer	February 28, 2011
Julia Gouw

/s/ PEGGY T. CHERNG	Director	February 28, 2011
Peggy T. Cherng

/s/ RUDOLPH I. ESTRADA	Director	February 28, 2011
Rudolph I. Estrada

/s/ ANDREW S. KANE	Director	February 28, 2011
Andrew S. Kane

/s/ JOHN LEE	Vice-Chairman and Director	February 28, 2011
John Lee

/s/ HERMAN Y. LI	Director	February 28, 2011
Herman Y. Li

/s/ JACK C. LIU	Director	February 28, 2011
Jack C. Liu

/s/ IRENE H. OH	Executive Vice President and	February 28, 2011
Irene H. Oh	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ KEITH W. RENKEN	Director	February 28, 2011
Keith W. Renken

/s/ PAUL H. IRVING	Director	February 28, 2011
Paul H. Irving

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

3.2
Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]

3.3	Amendment to the Certification of Incorporation of the Registrant [Incorporated by reference from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2005.]

3.4
Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]

3.5	Bylaws of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

3.6	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on June 3, 2008.]

3.7
Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate. [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on April 30, 2008.]

3.8
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2008.]

3.9
Certificate of Designations of Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on November 12, 2009.]

4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

4.2
Form of Certificate of the Registrant’s 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant’s Current report on Form 8-K, filed with the Commission on April 30, 2008.]

4.3
Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant’s Current report on Form 8-K, filed with the Commission on December 9, 2008.]

4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2008.]

10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.6.1
East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

Exhibit No.	Exhibit Description
10.6.3	1998 NonQualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.6.6	2003 Directors’ Restricted Stock Program+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.7
East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.8	Employment Agreement with William J. Lewis+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.9.1	Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]

10.9.2
Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.]

10.9.3
Amendment to Employment Agreement with Donald Sang Chow+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.10	Amended Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.11	Employment Agreement with Wellington Chen+ [Incorporated by reference from Registrant’s Current Report Form 8-K filed with the Commission on December 31, 2008.]

10.12	Director Compensation%+

10.14
Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant’s Current report on Form 8-K, filed with the Commission on December 9, 2008.]

10.15
Form of Investment Agreement by and between the Company and the respective Purchaser thereto [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on November 12, 2009.]

10.16
Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, Receiver of United Commercial Bank, San Francisco, California, the Federal Deposit Insurance Corporation and East West Bank, dated as of November 6, 2009 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on November 12, 2009.]

10.17
Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Washington First International Bank, Seattle, Washington, the Federal Deposit Insurance Corporation and East West Bank, dated as of June 11, 2010 [Incorporated by reference from Registrant’s Current Report on Form 8-K/A, filed with the Commission on August 27, 2010.]

12.1	Computation of Ratio of Earnings to Fixed Charges%

21.1	Subsidiaries of the Registrant%

Exhibit No.	Exhibit Description
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP%

23.2	Consent of Independent Registered Public Accounting Firm Deloitte and Touche LLP%

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

99.1	Chief Executive Officer Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended%

99.2	Chief Financial Officer Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended%

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.
+             Denotes management contract or compensatory plan or arrangement.
%             A copy of this exhibit is being filed with this Annual Report on Form 10-K.