Form 10-Q
period 2011-03-31
EAST WEST BANCORP INC
filed 2011-05-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 148,719,355 shares of common stock as of April 30, 2011.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report contain or incorporate statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to manage the loan portfolio acquired from FDIC-assisted acquisitions within the limits of the loss protection provided by the FDIC;

•	changes in our borrowers’ performance on loans;

•	changes in the commercial and consumer real estate markets;

•	changes in our costs of operation, compliance and expansion;

•	changes in the economy, including inflation;

•	changes in government interest rate policies;

•	changes in laws or the regulatory environment;

•	changes in critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

•	changes in the equity and debt securities markets;

•	changes in competitive pressures on financial institutions;

•	effect of additional provision for loan losses;

•	fluctuations of our stock price;

•	success and timing of our business strategies;

•	impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;

•	changes in our ability to receive dividends from our subsidiaries; and

•	political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2010 Form 10-K under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I – FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,492,922	$1,333,949
Short-term investments	140,585	143,560
Securities purchased under resale agreements	768,369	500,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,950,106 at March 31, 2011 and $2,900,410 at December 31, 2010)	2,930,976	2,875,941
Loans held for sale	303,673	220,055
Loans receivable, excluding covered loans (net of allowance for loan losses of $220,402 at March 31, 2011 and $230,408 at December 31, 2010)	8,566,504	8,430,199
Covered loans (net of allowance for loan losses of $5,759 at March 31, 2011 and $4,225 at December 31, 2010)	4,599,757	4,800,876
Total loans receivable, net	13,166,261	13,231,075
FDIC indemnification asset	717,260	792,133
Other real estate owned, net	15,580	21,865
Other real estate owned covered, net	142,416	123,902

Total other real estate owned	157,996	145,767
Investment in affordable housing partnerships	161,788	155,074
Premises and equipment, net	133,794	135,919
Accrued interest receivable	83,628	82,090
Due from customers on acceptances	66,879	73,796
Premiums on deposits acquired, net	76,332	79,518
Goodwill	337,438	337,438
Other assets	609,125	594,222
TOTAL	$21,147,026	$20,700,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$2,951,793	$2,676,466
Interest-bearing	13,484,805	12,964,793
Total deposits	16,436,598	15,641,259
Federal Home Loan Bank advances	793,643	1,214,148
Securities sold under repurchase agreements	1,081,019	1,083,545
Notes payable and other borrowings	80,031	60,686
Bank acceptances outstanding	66,879	73,796
Long-term debt	235,570	235,570
Accrued expenses and other liabilities	295,369	277,602
Total liabilities	18,989,109	18,586,606

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 and 85,741 shares outstanding in 2011 and 2010, respectivly.	83,027	83,058
Common stock, $0.001 par value, 200,000,000 shares authorized; 155,904,133 and 155,743,241 shares issued in 2011 and 2010, respectivley; 148,637,632 and 148,542,940 shares outstanding in 2011 and 2010, respectively.	156	156
Additional paid in capital	1,424,440	1,434,277
Retained earnings	772,986	720,116
Treasury stock, at cost -- 7,266,501 shares in 2011 and 7,200,301 shares in 2010	(112,537)	(111,262)
Accumulated other comprehensive loss, net of tax	(10,155)	(12,414)
Total stockholders' equity	2,157,917	2,113,931
TOTAL	$21,147,026	$20,700,537

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$227,526	$287,944
Investment securities	18,857	20,176
Securities purchased under resale agreements	4,270	6,263
Investment in Federal Home Loan Bank stock	233	122
Investment in Federal Reserve Bank stock	709	657
Short-term investments	2,740	3,541
Total interest and dividend income	254,335	318,703

INTEREST EXPENSE
Customer deposit accounts	25,982	33,448
Federal Home Loan Bank advances	5,778	9,005
Securities sold under repurchase agreements	12,017	12,541
Long-term debt	1,571	1,547
Other borrowings	153	438
Total interest expense	45,501	56,979

Net interest income before provision for loan losses	208,834	261,724
Provision for loan losses	26,506	76,421
Net interest income after provision for loan losses	182,328	185,303
NONINTEREST INCOME (LOSS)
Gain on acquisition	—	8,095
Impairment loss on investment securities	(5,555)	(4,799)
Less: Noncredit-related impairment loss recorded in other comprehensive income	5,091	—
Net impairment loss on investment securities recognized in earnings	(464)	(4,799)
Decrease in FDIC indemnification asset and receivable	(17,443)	(43,572)
Branch fees	7,754	8,758
Net gain on sales of investment securities	2,515	16,111
Letters of credit fees and commissions	3,044	2,740
Ancillary loan fees	1,991	1,689
Income from life insurance policies	984	1,105
Net gain on sales of loans	7,410	—
Other operating income	5,250	1,422
Total noninterest income (loss)	11,041	(8,451)

NONINTEREST EXPENSE
Compensation and employee benefits	38,270	50,779
Occupancy and equipment expense	12,598	11,944
Amortization of investments in affordable housing partnerships	4,525	3,037
Amortization of premiums on deposits acquired	3,185	3,384
Deposit insurance premiums and regulatory assessments	7,191	11,581
Loan-related expenses	3,099	2,997
Other real estate owned expense	10,664	18,012
Legal expense	4,101	2,907
Prepayment penalty for FHLB advances	4,022	9,932
Data processing	2,603	2,482
Deposit-related expenses	1,159	1,009
Consulting expense	1,626	2,141
Other operating expenses	13,746	18,705
Total noninterest expense	106,789	138,910
INCOME BEFORE PROVISION FOR INCOME TAXES	86,580	37,942
PROVISION FOR INCOME TAXES	30,509	13,026
NET INCOME	56,071	24,916
PREFERRED STOCK DIVIDENDS AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	1,715	6,138
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$54,356	$18,778

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.37	$0.17
DILUTED	$0.37	$0.13
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	146,837	109,961
DILUTED	153,334	146,865
DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.01

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

	Preferred Stock	Additional Paid In Capital Preferred Stock	Common Stock	Additional Paid In Capital Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity

BALANCE, JANUARY 1, 2010	$—	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659
Comprehensive income:
Net income					24,916			$24,916	24,916
Net unrealized gain on investment securities available-for-sale,net of taxes of $1,075 and reclassification of $6,561 net gain included in net income							1,484	1,484	1,484
Noncredit-related impairment loss on securities							—	—	—
Total comprehensive income								$26,400
Stock compensation costs				1,565					1,565
Tax provision from stock compensation plans, net				(341)					(341)
Issuance of 953,359 shares of common stock pursuant to various stock compensation plans and agreements			1	576					577
Conversion of 335,047 shares of Series C preferred stock into 37,103,734 shares of common stock		(325,299)	37	325,262					—
Cancellation of 89,795 shares of common stock due to forfeitures of issued restricted stock				539		(539)			—
Purchase of 22,457 shares of treasury stock due to the vesting of restricted stock						(419)			(419)
Amortization of Series B preferred stock discount		591			(591)				—
Preferred stock dividends					(5,547)				(5,547)
Common stock dividends					(1,105)				(1,105)

BALANCE, MARCH 31, 2010	$—	$369,095	$155	$1,418,648	$621,896	$(106,088)	$2,083		$2,305,789

BALANCE, January 1, 2011	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)		$2,113,931
Comprehensive income:
Net income					56,071			$56,071	56,071
Net unrealized gain on investment securities available-for-sale,net of taxes of $4,304 and reclassification of $3,611 net loss included in net income							5,944	5,944	5,944
Noncredit-related impairment loss on securities, net of tax benefits of $2,138							(2,953)	(2,953)	(2,953)
Foreign currency translation adjustments, net of tax benefits of $530							(732)	(732)	(732)
Total comprehensive income								$58,330
Stock compensation costs				2,287					2,287
Tax benefit from stock compensation plans, net				43					43
Issuance of 158,878 shares of common stock pursuant to various stock compensation plans and agreements				1,575					1,575
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31					—
Cancellation of 42,524 shares of common stock due to forfeitures of issued restricted stock				727		(727)			—
Purchase of 23,676 shares of treasury stock due to the vesting of restricted stock						(548)			(548)
Preferred stock dividends					(1,715)				(1,715)
Common stock dividends					(1,486)				(1,486)
Repurchase of 1,517,555 common stock warrants				(14,500)					(14,500)

BALANCE, MARCH 31, 2011	$—	$83,027	$156	$1,424,440	$772,986	$(112,537)	$(10,155)		$2,157,917

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,071	$24,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,429	16,077
(Accretion) of discount and amortization of premiums, net	(45,236)	(96,692)
Decrease in FDIC indemnification asset and receivable	17,443	43,572
Gain on acquisition	—	(8,095)
Stock compensation costs	2,287	1,447
Deferred tax expense (benefit)	26,901	(2,874)
Provision for loan losses	26,506	76,421
Impairment on other real estate owned	7,816	13,294
Net gain on sales of investment securities, loans and other assets	(9,070)	(16,052)
Originations of loans held for sale	(6,150)	(6,382)
Proceeds from sale of loans held for sale	7,235	13,695
Prepayment penalty for Federal Home Loan Bank advances	4,022	9,932
Net proceeds from FDIC shared-loss agreements	44,399	—
Net change in accrued interest receivable and other assets	26,138	46,065
Net change in accrued expenses and other liabilities	(15,143)	142,509
Other net operating activities	(338)	3,387
Total adjustments	102,239	236,304
Net cash provided by operating activities	158,310	261,220
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(8,348)	458,384
Net decrease (increase) in short-term investments	2,975	(10,811)
Purchases of:
Securities purchased under resale agreements	(268,369)	(300,000)
Investment securities available-for-sale	(590,045)	(712,031)
Loans receivable	(297,690)	(179,386)
Federal Reserve Bank stock	—	(10,500)
Premises and equipment	(1,021)	(79,872)
Investments in affordable housing partnerships	(8,828)	(14,720)
Proceeds from sale of:
Investment securities available-for-sale	312,870	615,843
Securities purchased under resale agreements	—	150,000
Loans receivable	92,840	24,478
Loans held for sale originated for investment	143,244	—
Other real estate owned	33,612	31,195
Repayments, maturity and redemption of investment securities available-for-sale	228,320	482,270
Redemption of Federal Home Loan Bank stock	6,330	93
Other net investing activities	39	28
Net cash (used in) provided by investing activities	(354,071)	454,971
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	795,971	(380,911)
Short-term borrowings	(2,526)	(14,643)
Proceeds from:
Issuance of short-term borrowings	—	5,641
FHLB advances	—	350,000
Issuance of common stock pursuant to various stock plans and agreements	1,575	695
Payment for:
Repayment of FHLB advances	(420,887)	(389,064)
Repurchase of common stock warrants	(14,500)	—
Cash dividends on preferred stock	(1,715)	(5,547)
Cash dividends on common stock	(1,486)	(1,105)
Other net financing activities	(505)	(78)
Net cash provided by (used in) financing activities	355,927	(435,012)
Effect of exchange rate changes on cash and cash equivalents	(1,193)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	158,973	281,179
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,333,949	1,099,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,492,922	$1,380,263
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,347	$54,396
Income tax payments, net of refunds	3,282	(1,946)
Noncash investing and financing activities:
Transfers to other real estate owned/affordable housing investments	68,534	76,552
Conversion of preferred stock to common stock	31	325,299
Loans to facilitate sales of other real estate owned	7,562	—
Loans to facilitate sales of loans	13,154	—
Loans transferred to loans held for sale	243,119	—

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (“East West Bank” or the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has nine wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should also consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which specifies that if a public entity presents comparative financials, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the disclosure requirements did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance on the two conditions that must exist in evaluating whether a restructuring constitutes a troubled debt restructuring:  that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. In addition, ASU 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Additionally, ASU 2011-02 finalizes the effective date for the disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. Management is assessing the effect on the Company’s condensed consolidated financial statements.

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

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, single issue trust preferred securities, equity swap agreements, foreign exchange options, interest rate swaps and other real estate owned (“OREO”).

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

The Company records investment securities available-for-sale, equity swap agreements, derivatives payable, foreign exchange options and interest rate swaps at fair value on a recurring basis. Certain other assets such as mortgage servicing assets, impaired loans, other real estate owned, loans held for sale, goodwill, premiums on acquired deposits and private equity investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of March 31, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 2 during the first three months of 2011. There were also no transfers in and out of Levels 1 and 3 or Levels 2 and 3.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of March 31, 2011
	Fair Value Measurements March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,345	$20,345	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,429,312	—	1,429,312	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	24,397	—	24,397	—
Residential mortgage-backed securities	349,441	—	349,441	—
Municipal securities	15,857	—	15,857	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,067,836	—	1,067,836	—
Non-investment grade	16,186	—	13,807	2,379
Other securities	7,602	—	7,602	—
Total investment securities available-for-sale	$2,930,976	$20,345	$2,908,252	$2,379
Equity swap agreements	$199	$—	$199	$—
Derivative liabilities	(6,399)	—	(3,129)	(3,270)
Foreign exchange options	4,823	—	4,823	—
Interest rate swaps	1,662	—	1,662	—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2010
	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,454	$20,454	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,333,465	—	1,333,465	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	19,132	—	19,132	—
Residential mortgage-backed securities	306,714	—	306,714	—
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	6,254	—	—	6,254
Corporate debt securities:
Investment grade	1,056,867	—	1,056,867	—
Non-investment grade	38,730	—	35,957	2,773
Other securities	94,325	—	94,325	—

Total investment securities available-for-sale	$2,875,941	$20,454	$2,846,460	$9,027

Equity swap agreements	$206	$—	$206	$—
Derivative liabilities	(3,463)	—	(14)	(3,449)
Foreign exchange options	5,084	—	5,084	—
Interest rate swaps	13	—	13	—

	Assets Measured at Fair Value on a Non-Recurring Basis as of and for the Three Months Ended March 31, 2011

	Fair Value Measurements as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended March 31, 2011
	(In thousands)
Non-covered impaired loans:
Total residential	$3,025	$—	$—	$3,025	$(1,114)
Total commercial real estate	35,837	—	—	35,837	(8,497)
Total commercial and industrial	4,997	—	—	4,997	(11,722)
Total consumer	1,114	—	—	1,114	(799)
Total non-covered impaired loans	$44,973	$—	$—	$44,973	$(22,132)

Mortgage servicing assets (single-family, multifamily and commercial)	$14,655	$—	$—	$14,655	$(225)
Non-covered OREO	$6,622	$—	$6,622	$—	$(1,052)
Covered OREO(1)	$45,877	$—	$45,877	$—	$(6,255)
Loans Held for Sale	$537	$—	$—	$537	$(959)

	Assets Measured at Fair Value on a Non-Recurring Basis as of and for the Three Months Ended March 31, 2010

	Fair Value Measurements as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended March 31, 2010
	(In thousands)
Non-covered impaired loans:
Total residential	$12,687	$—	$—	$12,687	$(6,317)
Total commercial real estate	57,479	—	—	57,479	(20,455)
Total commercial and industrial	11,689	—	—	11,689	(6,612)
Total consumer	167	—	—	167	(82)
Total non-covered impaired loans	$82,022	$—	$—	$82,022	$(33,466)

Mortgage servicing assets (single-family, multifamily and commercial)	$12,154	$—	$—	$12,154	$(34)
Non-covered OREO	$3,577	$—	$3,577	$—	$(2,247)
Covered OREO(1)	$17,232	$—	$17,232	$—	$(11,046)
Loans Held for Sale	$4,374	$—	$—	$4,374	$(619)

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $6.3 million in losses, or $1.3 million, and 20% of the $11.0 million in losses, or $2.2 million, for the three months ended March 31, 2011 and 2010, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2011	$9,027	$6,254	$—	$2,773	$(3,449)
Total gains or (losses):(1)
Included in earnings	(6,124)	(5,660)	—	(464)	179
Included in accumulated other comprehensive loss (unrealized)(2)	8,835	8,763	—	72	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(9,357)	(9,357)	—	—	—
Settlements	(2)	—	—	(2)	—
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—	—

Ending balance, March 31, 2011	$2,379	$—	$—	$2,379	$(3,270)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at March 31, 2011	$464	$—	$—	$464	$149

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2010	$15,671	$12,738	$978	$1,955	$(14,185)
Total gains or (losses):(1)
Included in earnings	(4,750)	—	3	(4,753)	(3)
Included in accumulated other comprehensive loss (unrealized)(2)	4,735	(535)	465	4,805	—
Purchases, issuances, sales, settlements (3)	84	—	(6)	90	8,233
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—	—

Ending balance, March 31, 2010	$15,740	$12,203	$1,440	$2,097	$(5,955)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at March 31, 2010	$(4,799)	$—	$—	$(4,799)	$3
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

(3)
Purchases, issuances, sales, and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period. The amounts are recorded at their end of period fair values.

(4)
Transfers in and/or out represent existing assets and liabilities that were either previously categorized as a higher level and the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 and the lowest significant input became observable during the period. These assets and liabilities are recorded at their end of period fair values.

Valuation Methodologies

Investment Securities Available-for-Sale—The fair values of available-for-sale investment securities are generally determined by prices obtained from independent external pricing service providers who have experience in valuing these securities or reference to the average of at least two quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

The Company’s Level 3 available-for-sale securities include four pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has been inactive since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit quality and liquidity risk premium, specific nonperformance and default experience in the collateral underlying the securities. The losses recorded in the period are recognized in noninterest income.

Equity Swap Agreements—The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a nominal adjustment to the valuation of the equity swap agreements for the three months ended March 31, 2011. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party that the Company places reliance on.

Derivatives Payable—The Company’s derivatives payable are recorded in conjunction with certain certificate of deposits (“host instrument”). These CDs pay interest based on changes in either the HSCEI or based on changes in the Chinese currency Renminbi (“RMB”) as designated and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company’s consideration of its own credit risk resulted in a nominal adjustment to the valuation of the derivative liabilities for the three months ended March 31, 2011. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

Foreign Exchange Options—The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency Renminbi (“RMB”) relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. The Company’s consideration of the counterparty’s credit risk resulted in a $0.2 million adjustment to the valuation of the foreign exchange options for the three months ended March 31, 2011. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps—The Company has entered into pay fixed, receive variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay fixed, receive variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment as of March 31, 2011. The valuation of the interest swaps falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of the derivative contracts.

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

Other Real Estate Owned—The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value at the time of foreclosure and at the lower of cost or estimated fair value subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $15.6 million included in the condensed consolidated balance sheets as of March 31, 2011 is recorded net of estimated disposal costs. The covered OREO balance is $142.4 million as of March 31, 2011.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Notional or Contract Amount	Estimated Fair Value	Carrying Notional or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,492,922	$1,492,922	$1,333,949	$1,333,949
Short-term investments	140,585	140,585	143,560	143,560
Securities purchased under resale agreements	768,369	789,015	500,000	505,826
Investment securities available-for-sale	2,930,676	2,930,676	2,875,941	2,875,941
Loans held for sale	303,673	312,602	220,055	225,221
Loans receivable, net	13,166,261	12,876,025	13,231,075	13,043,932
Investment in Federal Home Loan Bank stock	156,475	156,475	162,805	162,805
Investment in Federal Reserve Bank stock	47,285	47,285	47,285	47,285
Accrued interest receivable	83,628	83,628	82,090	82,090
Equity swap agreements	22,709	199	22,884	206
Foreign exchange options	85,614	4,823	85,614	5,084
Interest rate swaps	151,131	1,662	4,098	13

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	9,106,899	7,942,671	8,875,806	7,896,736
Time deposits	7,329,700	7,339,084	6,765,453	6,762,892
Federal Home Loan Bank advances	793,643	799,531	1,214,148	1,199,151
Securities sold under repurchase agreements	1,081,019	1,285,299	1,083,545	1,296,522
Notes payable	68,942	68,942	49,690	49,690
Accrued interest payable	12,952	12,952	13,797	13,797
Long-term debt	235,570	132,074	235,570	125,633
Derivative liabilities	276,498	6,399	79,640	3,463

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

Federal Home Loan Bank Advances—The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At March 31, 2011 and December 31, 2010, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

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

Derivatives Payable—The Company’s derivatives payable are recorded in conjunction with certain certificate of deposits (“host instrument”). These CDs pay interest based on changes in the either the HSCEI or based on changes in the RMB, as designated. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three months ended March 31, 2011, total compensation expense recognized in the condensed consolidated statements of income related to stock options and restricted stock awards reduced income before taxes by $2.3 million and net income by $1.3 million.

During the three months ended March 31, 2010, total compensation expense recognized in the condensed consolidated statements of income related to stock options and restricted stock awards reduced income before taxes by $1.6 million and net income $908 thousand.

The Company received $1.6 million and $577 thousand as of March 31, 2011 and March 31, 2010, respectively, in cash proceeds from stock option exercises. The net tax benefit (provision) recognized in equity for stock compensation plans was $43 thousand and $(341) thousand for March 31, 2011 and March 31, 2010, respectively.

As of March 31, 2011, there are 999,340 incentive shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at beginning of period	1,438,979	$24.21
Granted	8,654	23.11
Exercised	(141,322)	13.36
Forfeited	(25,913)	27.62
Outstanding at end of period	1,280,398	$25.33	2.58 years	$3,352
Vested or expected to vest at end of period	1,264,500	$25.42	2.56 years	$3,276
Exercisable at end of period	1,052,729	$26.82	2.23 years	$2,539

A summary of changes in unvested stock options and related information for the three months ended March 31, 2011 is presented below:

Unvested Options	Shares	Weighted Average Grant Date Fair Value (per share)

Unvested at January 1, 2011	416,851	$5.04
Granted	8,654	13.21
Vested	(197,523)	5.79
Forfeited	(313)	4.69
Unvested at March 31, 2011	227,669	$4.69

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010(5)
Expected term(1)	4 years	N/A
Expected volatility(2)	78.5%	N/A
Expected dividend yield(3)	0.2%	N/A
Risk-free interest rate(4)	1.6%	N/A
                _______________________________

(1)	The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)	The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3)	The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4)	The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5)	The Company did not issue any stock options during the three months ended March 31, 2010.

During the three months ended March 31, 2011 and 2010, information related to stock options is presented as follows:

	Three Months Ended March 31,
	2011	2010

Weighted average grant date fair value of stock options granted during the period(1)	$13.21	$—
Total intrinsic value of options exercised (in thousands)	$1,197	$277
Total fair value of options vested (in thousands)	$1,144	$1,671
_____________________
(1)	The Company did not issue any stock options during the three months ended March 31, 2010.

As of March 31, 2011, total unrecognized compensation cost related to stock options amounted to $753 thousand. The cost is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees. The restricted stock awards fully vest after three to five years of continued employment from the date of grant; some of the awards are also subject to achievement of certain established financial goals. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of issued restricted stock as treasury share repurchases.

A summary of the activity for restricted stock awards as of March 31, 2011, including changes during the three months then ended, is presented below:

	Shares	Weighted Average Price

Outstanding unvested at beginning of period	1,789,498	$17.09
Granted	427,389	22.96
Vested	(73,049)	34.92
Forfeited	(43,038)	17.27
Outstanding unvested at end of period	2,100,800	$17.66

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of restricted stock awards granted during the three months ended March 31, 2011 and 2010 were $22.96 and $16.89, respectively. The total fair value of restricted stock awards vested during the period ended March 31, 2011 and March 31, 2010 was $1.7 million and $1.2 million, respectively.

As of March 31, 2011, total unrecognized compensation cost related to restricted stock awards amounted to $27.5 million. This cost is expected to be recognized over a weighted average period of 2.5 years.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of March 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$19,859	$486	$—	$20,345
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,448,709	1,694	(21,091)	1,429,312
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	23,970	462	(35)	24,397
Residential mortgage-backed securities	339,919	10,775	(1,253)	349,441
Municipal securities	16,021	—	(164)	15,857
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,067,867	10,057	(10,088)	1,067,836
Non-investment grade(1)	26,136	—	(9,950)	16,186
Other securities	7,625	2	(25)	7,602
Total investment securities available-for-sale	$2,950,106	$23,476	$(42,606)	$2,930,976

As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$19,847	$607	$—	$20,454
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,349,289	2,297	(18,121)	1,333,465
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	18,620	512	—	19,132
Residential mortgage-backed securities	295,140	11,574	—	306,714
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	14,996	—	(8,742)	6,254
Corporate debt securities:
Investment grade	1,056,537	9,095	(8,765)	1,056,867
Non-investment grade	50,015	31	(11,316)	38,730
Other securities	95,966	267	(1,908)	94,325
Total investment securities available-for-sale	$2,900,410	$24,383	$(48,852)	$2,875,941
_______________________

(1)
For the three months ended March 31, 2011, the Company recorded $464 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income. The Company recorded $16.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $15.4 million of the non-credit portion of OTTI for pooled trust preferred securities and other mortgage-backed securities in other comprehensive income for the year ended December 31, 2010.

The Company did not have any investment securities held-to-maturity as of March 31, 2011 and December 31, 2010.

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

As a result of the global financial crisis and illiquidity in the U.S. markets, the market for the pooled trust preferred securities has been inactive since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on these securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value. For the pooled trust preferred securities the Company determined their fair values using the methodologies set forth in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Beginning balance	$124,340	$107,671

Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	464	4,799
Reduction for securities sold	(9,561)	—
Ending balance	$115,243	$112,470

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of March 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,034,713	(21,091)	—	—	1,034,713	(21,091)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	6,797	(35)	—	—	6,797	(35)
Residential mortage-backed securities	84,084	(1,253)	—	—	84,084	(1,253)
Municipal securities	15,857	(164)	—	—	15,857	(164)
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	—	—	—	—
Corporate debt securities:
Investment grade	684,416	(9,895)	9,807	(193)	694,223	(10,088)
Non-investment grade	5,940	(22)	10,226	(9,928)	16,166	(9,950)
Other securities	2,575	(25)	—	—	2,575	(25)

Total investment securities available-for-sale	$1,834,382	$(32,485)	$20,033	$(10,121)	$1,854,415	$(42,606)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	935,654	(18,121)	—	—	935,654	(18,121)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	6,254	(8,742)	6,254	(8,742)
Corporate debt securities:
Investment grade	656,434	(8,765)	—	—	656,434	(8,765)
Non-investment grade	24,105	(623)	9,926	(10,693)	34,031	(11,316)
Other securities	76,692	(1,908)	—	—	76,692	(1,908)
Total investment securities available-for-sale	$1,692,885	$(29,417)	$16,180	$(19,435)	$1,709,065	$(48,852)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to agency securities. As of March 31, 2011, the Company had $1.43 billion in agency securities available-for-sale, representing 49% of the total investment securities available-for-sale portfolio.

As of March 31, 2011, there were six individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of five trust preferred securities with a total fair value of $10.2 million and one investment grade corporate debt security with a fair value of $9.8 million. As of March 31, 2011, there were also 141 securities, not including the 6 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position include 88 investment grade corporate debt securities, 36 government agency securities, 11 residential mortgage-backed securities, 3 municipal securities, 1 commercial mortgage-backed security, 1 non-investment grade corporate debt security and 1 other security. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of March 31, 2011.

Corporate Debt Securities

The unrealized losses related to securities that have been in a continuous loss position of twelve months or longer is related to five pooled trust preferred debt securities that are non-investment graded and one investment grade corporate debt security. As of March 31, 2011, these pooled trust preferred securities had an estimated fair value of $10.2 million, representing less than 1% of the total investment securities available-for-sale portfolio. One security was downgraded to non-investment grade during the second quarter of 2010. As of March 31, 2011, these non-investment grade pooled trust preferred debt securities had gross unrealized losses amounting to $9.9 million, or 49% of the total amortized cost basis of these securities, comprised of $4.8 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of March 31, 2011 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $464 thousand on our portfolio of pooled trust preferred securities during the first quarter of 2011 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

As of March 31, 2011, the Company also had one investment grade corporate debt security with a fair value of $9.8 million, with a gross unrealized loss of $194 thousand, or 2% of the amortized cost basis of this security, for more than twelve months. The Company did not have other-than-temporary impairment recognized in earnings on this security.

The scheduled maturities of investment securities at March 31, 2011 are presented as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)

Due within one year	$1,439,388	$1,416,028
Due after one year through five years	437,436	440,243
Due after five years through ten years	714,633	711,246
Due after ten years	358,649	363,459
Total investment securities available-for-sale	$2,950,106	$2,930,976

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers various derivative products to clients and enters into offsetting derivative transactions in due course. The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2011 and December 31, 2010. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Fair Values of Derivative Instruments

	March 31, 2011			December 31, 2010
	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)
	(In thousands)
Derivatives not designated as hedging instruments:
Equity swap agreements	$22,709	$199	$201	$22,884	$206	$210
Foreign exchange options	85,614	4,823	3,069	85,614	5,084	3,239
Interest rate swaps	151,131	1,662	1,723	4,098	13	14
Interest rate swaps on brokered CD's	50,000	—	1,406	—	—	—
Total derivatives not designated as hedging instruments	$309,454	$6,684	$6,399	$112,596	$5,303	$3,463

(1)	Derivative assets include the estimated gain to settle a derivative contract plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Not Designated as Hedging Instruments

Equity Swap Agreements—In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the condensed consolidated statements of income. As of March 31, 2011 and December 31, 2010, the notional amounts of the equity swap agreements totaled $22.7 million and $22.9 million, respectively.

The fair values of the equity swap agreements and embedded derivative liability for these derivative contracts amounted to $199 thousand and $201 thousand, respectively, as of March 31, 2011, compared to $206 thousand and $210 thousand, respectively, as of December 31, 2010.

Foreign Exchange Options—During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against currency exchange rate fluctuations in a certificate of deposit product available to bank customers beginning in the first quarter of 2010. This product, which has a term of 5 years, pays interest based on the performance of the Chinese currency Renminbi (“RMB”) relative to the U.S. Dollar. Under ASC 815, a certificate of deposit that pays interest based on changes in currency exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

As of March 31, 2011 and December 31, 2010 the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively.

The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $4.8 million asset and a $3.1 million liability as of March 31, 2011. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.1 million asset and $3.2 million liability as of December 31, 2010.

Interest Rate Swaps—Since the beginning of the fourth quarter of 2010, the Company has entered into pay fixed, receive variable swap contracts with institutional counterparties to economically hedge against a newly launched interest rate swap product offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay fixed, receive variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of March 31, 2011 and December 31, 2010 the notional amount of the interest rate swaps with the institutional counterparties totaled $151.1 million and $4.1 million, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $1.7 million asset and $1.7 million liability, respectively, as of March 31, 2011. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $13 thousand asset and $14 thousand liability, respectively, as of December 31, 2010.

Forward Starting Interest Rate Swaps on Brokered CD’s—The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in the benchmark interest rate, LIBOR. As of March 31, 2011, the Company had one interest rate swap with a notional amount of $50 million to hedge against interest rate fluctuations on its brokered CD’s which settled in April 2011. The settlement of the interest rate swap is in April 2011 at which time the Company will designate it as a fair value accounting hedge designated to hedge the changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The fair value of the forward starting interest rate swap amounted to a $1.4 million derivative liability as of March 31, 2011.

Short-term Foreign Exchange Contracts—The Company also enters into short-term foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations.  As of March 31, 2011, the notional amount of the foreign exchange contracts totaled $289.6 million.  The fair values of the foreign exchange contracts were immaterial as of March 31, 2011.

The table below summarizes gains and (losses) on derivative instruments recorded in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010:

		Three Months Ended
	Location in	March 31,
	Condensed Consolidated
	Statements of Operations	2011	2010
		(In thousands)
Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$2	$3
Foreign exchange options	Noninterest income	(109)	—
Foreign exchange options	Noninterest expense	18	—
Interest rate swaps	Noninterest income	(60)	—
	Total net (expense) income	$(149)	$3

Credit Risk-Related Contingent Features—The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with some of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.  Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company were issued a prompt corrective action.

As of March 31, 2011 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.9 million. If the Company had breached any of these provisions at March 31, 2011, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 7 — COVERED ASSETS AND FDIC INDEMNIFICATION ASSET

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the Washington First International Bank (“WFIB”) Acquisition on June 11, 2010 and in the United Commercial Bank (“UCB”) Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements (the “shared-loss agreements”) with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by UCB, excluding the loans originated by UCB in China under its United Commercial Bank China (Limited) subsidiary. The Company shares in the losses, which began with the first dollar of loss incurred, on covered assets under the shared-loss agreements.

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of March 31, 2011, the Company’s estimate for this liability for WFIB and UCB is $4.0 million and $1.0 million, respectively.

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

The carrying amounts and the composition of the covered loans as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Real estate loans:
Residential single-family	$519,979	$553,541
Residential multifamily	1,058,605	1,093,331
Commercial and industrial real estate	2,045,920	2,085,674
Construction and land	930,210	1,043,717
Total real estate loans	4,554,714	4,776,263
Other loans:
Commercial business	998,720	1,072,020
Other consumer	104,662	107,490
Total other loans	1,103,382	1,179,510
Total principal balance	5,658,096	5,955,773
Covered discount	(1,052,580)	(1,150,672)
Net valuation of loans	4,605,516	4,805,101
Allowance on covered loans	(5,759)	(4,225)
Total covered loans, net	$4,599,757	$4,800,876

Credit Quality Indicators—The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. The covered loans have the same credit quality indicators as the non-covered loans, to enable the monitoring of the borrower’s credit and the likelihood of repayment.

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment. Refer to Footnote 8 for full discussion of risk ratings.

After a year of historical performance of the covered loans acquired through the UCB acquisition, the Company reduced the nonaccretable difference due to the performance of the portfolio and expectation for the inherent losses in the portfolio in the fourth quarter of 2010. This reduction was primarily calculated based on the risk ratings of the loans. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of March 31, 2011, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration as the credit has not deteriorated beyond fair value at acquisition date.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $591.8 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the general reserve of the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $403.4 million of commercial and industrial loans, $151.4 million of commercial real estate loans, $25.7 million of consumer loans and $11.3 million of residential loans. As of March 31, 2011, $5.8 million, or 2.5%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $5.8 million in allowance is allocated within our loan segments as follows: $2.8 million for commercial and industrial loans, $2.8 million for commercial real estate loans, $145 thousand for consumer loans and $97 thousand for residential loans.

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2011
Real estate loans:
Residential single-family	$489,139	$1,670	$29,170	$—	$519,979
Residential multifamily	898,629	45,775	114,201	—	1,058,605
Commercial and industrial real estate	1,335,296	78,272	616,812	15,540	2,045,920
Construction and land	405,051	81,065	427,875	16,219	930,210
Total real estate loans	3,128,115	206,782	1,188,058	31,759	4,554,714

Other loans:
Commercial business	810,332	21,649	155,484	11,255	998,720
Other consumer	103,564	25	1,073	—	104,662
Total other loans	913,896	21,674	156,557	11,255	1,103,382
Total principal balance	$4,042,011	$228,456	$1,344,615	$43,014	$5,658,096

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2010
Real estate loans:
Residential single-family	$525,979	$2,153	$25,157	$252	$553,541
Residential multifamily	1,008,274	15,114	67,366	2,577	1,093,331
Commercial and industrial real estate	1,520,135	89,870	466,588	9,081	2,085,674
Construction and land	328,214	125,688	556,070	33,745	1,043,717
Total real estate loans	3,382,602	232,825	1,115,181	45,655	4,776,263

Other loans:
Commercial business	834,252	64,702	161,401	11,665	1,072,020
Other consumer	106,232	336	922	—	107,490
Total other loans	940,484	65,038	162,323	11,665	1,179,510
Total principal balance	$4,323,086	$297,863	$1,277,504	$57,320	$5,955,773

    At March 31, 2011 and December 31, 2010, $300.0 million and $379.8 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In thousands)
Covered nonaccrual loans(1)	$299,994	$379,797
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	299,994	379,797
Other real estate owned covered, net	142,416	123,902
Total covered nonperforming assets	$442,410	$503,699
_______________________

(1)	Covered nonaccrual loans meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.

As of March 31, 2011, we had 107 covered OREO properties with a combined aggregate carrying value of $142.4 million. Approximately 62% of covered OREO properties as of March 31, 2011 were located in California. As of December 31, 2010, we had 114 covered OREO properties with an aggregate carrying value of $123.9 million. During the first three months of 2011, 30 properties with an aggregate carrying value of $54.7 million were added through foreclosure. The aggregate carrying value at March 31, 2011 includes $6.8 million in net write-downs on covered OREO. During the first three months of 2011, we sold 37 covered OREO properties with a total carrying value of $29.0 million resulting in a total combined net loss on sale of $381 thousand.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Balance at beginning of period	$1,153,272	$983,107
Accretion	(58,680)	(74,755)
Changes in expected cash flows	(26,476)	(136,803)
Balance at end of period	$1,068,116	$771,549

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

After over a year of historical performance of the UCB portfolio, the Bank concluded that the credit quality is performing better than originally estimated. As such, the Bank reduced the nonaccretable discount on the UCB covered loan portfolio in December 2010. By lowering the nonaccretable discount, the overall accretable yield will increase thus increasing the interest income recognized over the remaining life of the loans.

FDIC Indemnification Asset

Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. The amortization is in line with the improved accretable yield as discussed above. As such, the Company now has net amortization of the FDIC indemnification asset against income. For the three months ended March 31, 2011, the Company recorded $18.3 million of amortization against income, compared to $11.5 million of accretion for the three months ended March 31, 2010. For the three months ended March 31, 2011, the Company also recorded a $56.6 million reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales and chargeoffs, and recorded the adjustment to noninterest income (loss).

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Balance at beginning of period	$792,133	$1,091,814
(Amortization) Accretion	(18,277)	11,468
Reductions(1)(2)	(56,596)	(122,332)
Balance at end of period	$717,260	$980,950
    _______________________

(1)	Reductions relate to higher cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales.

(2)
For the three months ended March 31, 2011, the reduction amount of $56.6 million includes charge-offs, of which $31.5 million of these charge-offs are recoverable from the FDIC and recorded in other assets. For the three months ended March 31, 2010, the reduction amount of $122.3 million also includes charge-offs, of which $61.9 million is recoverable from the FDIC and recorded in other assets.

FDIC Receivable

As of March 31, 2011, the FDIC loss-sharing receivable was $68.5 million as compared to $55.5 million as of December 31, 2010. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the Condensed Consolidated Balance Sheet.

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	March 31, 2011	December 31, 2010
	(In thousands)
Residential:
Single-family	$1,201,311	$1,119,024
Multifamily	949,034	974,745
Total residential	2,150,345	2,093,769
Commercial Real Estate ("CRE"):
Income producing	3,339,592	3,392,984
Construction	254,614	278,047
Land	220,135	235,707
Total CRE	3,814,341	3,906,738
Commercial and Industrial ("C&I"):
Commercial business	1,820,946	1,674,698
Trade finance	362,873	308,657
Total C&I	2,183,819	1,983,355

Consumer:
Student loans	428,274	490,314
Other consumer	242,255	243,212
Total consumer	670,529	733,526

Total gross loans receivable, excluding covered loans	8,819,034	8,717,388
Unearned fees, premiums, and discounts, net	(32,128)	(56,781)
Allowance for loan losses, excluding covered loans	(220,402)	(230,408)
Loans receivable, excluding covered loans, net	$8,566,504	$8,430,199

Accrued interest on covered and non-covered loans receivable amounted to $68.2 million and $65.6 million at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011 and December 31, 2010, covered and non-covered loans receivable totaling $8.05 billion and $8.14 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $136.5 million and $67.0 million in new residential single-family loans during the three months ended March 31, 2011 and 2010, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the three months ended March 31, 2011 and 2010, the Bank originated $15.4 million and $1.9 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank does have some single-family loans with interest-only features. Single-family loans with interest-only features totaled $7.2 million or 1% and $7.8 million or 1% of total single-family loans at March 31, 2011 and December 31, 2010, respectively. Additionally, the Bank owns residential loans that permit different repayment options that were purchased several years ago. For these loans, there is the potential for negative amortization if the borrower chooses so. These residential loans that permit different repayment options totaled $16.6 million, or 1%, and $16.9 million, or 1%, of total residential loans at March 31, 2011 and December 31, 2010, respectively. None of these loans were negatively amortizing as of March 31, 2011 and December 31, 2010.

In addition to residential lending, the Bank's lending activities also include commercial real estate, commercial and industrial, and consumer lending. Our CRE lending activities include loans to finance income producing properties and also construction and land loans. Our C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans and lease financing. We also offer a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing and pre-export financing. Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit and auto loans.

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

Credit Risk and Concentrations—The real estate market in California, including the areas of Los Angeles, Riverside, San Bernardino and Orange counties, where a majority of the Company’s loan customers are based, has been negatively impacted over the past few years. As of March 31, 2011, the Company had $3.81 billion in non-covered commercial real estate loans and $2.15 billion in non-covered residential loans, of which approximately 94% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities. We also offer export-import financing to various domestic and foreign customers; the export loans are guaranteed by the Export-Import Bank of the United States.

Purchased Loans—During the first three months of 2011, the Company purchased approximately $300 million of loans, including student loans with a carrying amount of $259.9 million. These student loans are guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale—Loans held for sale totaled $303.7 million and $220.1 million as of March 31, 2011 and December 31, 2010, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of March 31, 2011, approximately 95% of these loans were student loans. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $150.5 million in the first three months of 2011, resulting in net gains on sale of $4.3 million. Proceeds from sales of loans held for sale were $13.7 million in March 2010 with zero net gains on sale.

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

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant close attention by management. Special Mention is considered a transitory grade and generally, the Company does not have a loan stay graded Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of March 31, 2011 and December 31, 2010.  As of March 31, 2011, non-covered loans graded Special Mention, Substandard and Doubtful have decreased by a net $93.6 million, or 11% from December 31, 2010. There were no Loss grade loans as of March 31, 2011 and December 31, 2010.

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2011
Residential:
Single-family	$1,162,012	$3,819	$35,480	$—	$1,201,311
Multifamily	774,721	37,504	136,809	—	949,034
CRE:
Income producing	3,048,597	73,910	217,085	—	3,339,592
Construction	181,749	—	72,865	—	254,614
Land	146,422	5,442	68,271	—	220,135
C&I:
Commercial business	1,712,836	24,295	76,530	7,285	1,820,946
Trade finance	349,997	4,262	8,614	—	362,873
Consumer:
Student loans	428,274	—	—	—	428,274
Other consumer	238,545	—	3,710	—	242,255
Total	$8,043,153	$149,232	$619,364	$7,285	$8,819,034

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total

	(In thousands)
December 31, 2010
Residential:
Single-family	$1,076,281	$12,376	$30,367	$—	$1,119,024
Multifamily	789,631	42,887	142,227	—	974,745
CRE:
Income producing	3,054,197	80,714	258,073	—	3,392,984
Construction	202,385	—	75,662	—	278,047
Land	146,499	4,656	84,552	—	235,707
C&I:
Commercial business	1,553,218	34,449	81,185	5,846	1,674,698
Trade finance	296,430	4,069	8,158	—	308,657
Consumer:
Student loans	490,314	—	—	—	490,314
Other consumer	238,964	1,486	2,762	—	243,212
Total	$7,847,919	$180,637	$682,986	$5,846	$8,717,388

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans and past due non-covered loans and loans held for sale, segregated by class of loans, as of March 31, 2011 and December 31, 2010:

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Past Due Loans	Current Loans	Total
	(In thousands)
March 31, 2011
Residential:
Single-family	$8,259	$707	$8,966	$—	$10,585	$10,585	$1,181,760	$1,201,311
Multifamily	10,909	3,398	14,307	4,320	9,101	13,421	921,306	949,034
CRE:
Income producing	13,054	14,404	27,458	5,026	31,853	36,879	3,275,255	3,339,592
Construction	16,457	—	16,457	20,390	24,993	45,383	192,774	254,614
Land	13,286	—	13,286	5,638	11,053	16,691	190,158	220,135
C&I:
Commercial business	17,292	8,385	25,677	14,954	17,555	32,509	1,762,760	1,820,946
Trade finance	3,000	—	3,000	—	448	448	359,425	362,873
Consumer:
Student loans	—	—	—	—	—	—	428,274	428,274
Other consumer	881	—	881	—	1,755	1,755	239,619	242,255
Loans held for sale	—	5,497	5,497	5,426	9,642	15,068	283,108	303,673
Total	$83,138	$32,391	$115,529	$55,754	$116,985	$172,739	$8,834,439	9,122,707
Unearned fees, premiums and discounts, net								(32,128)
Total recorded investment in non-covered loans and loans held for sale								$9,090,579

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Past Due Loans	Current Loans	Total
	(In thousands)
December 31, 2010
Residential:
Single-family	$5,449	$5,432	$10,881	$355	$7,058	$7,413	$1,100,730	$1,119,024
Multifamily	18,894	4,368	23,262	7,694	9,687	17,381	934,102	974,745
CRE:
Income producing	27,002	6,034	33,036	7,962	38,454	46,416	3,313,532	3,392,984
Construction	—	1,486	1,486	25,688	9,778	35,466	241,095	278,047
Land	479	—	479	20,761	8,138	28,899	206,329	235,707
C&I:
Commercial business	3,216	1,086	4,302	14,437	8,235	22,672	1,647,724	1,674,698
Trade finance	—	—	—	—	—	—	308,657	308,657
Consumer:
Student loans	—	—	—	—	—	—	490,314	490,314
Other consumer	781	1,485	2,266	—	620	620	240,326	243,212
Loans held for sale	—	—	—	—	14,062	14,062	205,993	220,055
Total	$55,821	$19,891	$75,712	$76,897	$96,032	$172,929	$8,688,802	8,937,443
Unearned fees, premiums and discounts, net								(56,781)
Total recorded investment in non-covered loans and loans held for sale								$8,880,662

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. At March 31, 2011 and December 31, 2010, there were no loans 90 or more days past due accruing interest. Additionally, loans that are not 90 or more days past due but have identified deficiencies are also put on nonaccrual status. Nonaccrual loans totaled $172.7 million and $172.9 million at March 31, 2011 and December 31, 2010, respectively. $55.8 million and $76.9 million in loans not 90 or more days past due as of March 31, 2011 and December 31, 2010, respectively, were included in non-covered nonaccrual loans as of March 31, 2011 and December 31, 2010, respectively.
The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended March 31,
	2011	2010

	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$2,765	$3,866
Less: Interest income recognized on nonaccrual loans on a cash basis(1)	(807)	(1,117)
Interest income foregone on nonaccrual loans	$1,958	$2,749

(1)	Includes interest income recognized on nonaccrual loans held for sale.

Impaired Loans—A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. The Bank’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans (graded Substandard or Doubtful) in the heterogeneous category are selected and evaluated for impairment on an individual basis. The Bank considers loans individually reviewed to be impaired if, based on current information and events, it is probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. For loans determined to be impaired, the bank utilizes the most applicable asset valuation method for the loan from the following valuation methods: fair value of collateral less costs to sell, present value of expected future cash flows, or the loan’s observable market price. When the value of an impaired loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. Individually evaluated impaired loans are excluded from receiving any additional general valuation allowance because specific reserves have been established for them. All other loans, including individually evaluated loans determined not to be impaired, are included in groups of loans that are evaluated for general reserves.

All Doubtful loans and loans that are past due or matured in excess of 90 days and on nonaccrual status are considered impaired regardless of the collateral coverage. Modified or restructured loans and Substandard loans over $5.0 million are also reviewed for possible impairment.

At March 31, 2011 and December 31, 2010, all impaired loans were on nonaccrual status, including $55.8 million and $76.9 million, respectively, of loans not 90 or more days past due as of March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, there were no commitments to lend additional funds to borrowers whose loans are impaired. Impaired non-covered loans as of March 31, 2011 and December 31, 2010 are set forth in the following tables. The interest income recognized on impaired loans is recognized on a cash basis when received.

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized

	(In thousands)
As of and for the three months ended March 31, 2010
Residential:
Single-family	$11,704	$10,346	$238	$10,584	$137	$10,837	$2
Multifamily	15,659	13,421	—	13,421	—	13,728	152
CRE:
Income producing	39,975	33,985	2,894	36,879	1,123	37,128	154
Construction	53,759	42,848	2,536	45,384	1,466	48,604	162
Land	29,537	15,566	1,125	16,691	594	19,360	111
C&I:
Commercial business	39,859	19,365	10,144	29,509	9,743	31,029	187
Trade finance	3,448	448	3,000	3,448	77	3,534	38
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	2,985	1,755	—	1,755	—	2,154	1
Total	$196,926	$137,734	$19,937	$157,671	$13,140	$166,374	$807

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
As of and for the year ended December 31, 2010
Residential:
Single-family	$8,272	$7,058	$355	$7,413	$219	$9,046	$209
Multifamily	19,065	16,751	631	17,382	90	18,835	540
CRE:
Income producing	53,615	40,062	6,354	46,416	1,557	53,678	2,174
Construction	41,200	33,030	2,436	35,466	1,366	39,076	1,728
Land	39,840	21,979	6,920	28,899	4,324	32,722	1,326
C&I:
Commercial business	32,273	18,774	3,897	22,671	2,468	22,800	1,199
Trade finance	—	—	—	—	—	—	—
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	1,261	620	—	620	—	1,072	28
Total	$195,526	$138,274	$20,593	$158,867	$10,024	$177,229	$7,204

Restructured Loans—The Company had $44.6 million and $122.1 million in total performing restructured loans as of March 31, 2011 and December 31, 2010, respectively. Nonperforming restructured loans were $11.2 million and $42.1 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the amount of unfunded commitments for restructured loans was $3.3 million. At December 31, 2010 the amount of unfunded commitments for restructured loans was $8.7 million.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans in the heterogeneous category are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of March 31, 2011, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

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

Covered Loans—As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the general reserve of the allowance for loan losses calculation. As of March 31, 2011 and December 31, 2010, $5.8 million, or 2.5% and $4.2 million, or 1.8%, respectively, of the total allowance is allocated to a general reserve on covered loans. The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of March 31, 2011 and December 31, 2010, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

The Company recorded $26.5 million in loan loss provisions for the three months ended March 31, 2011, as compared to $76.4 million for the three months ended March 31, 2010. It is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral or discounted cash flow. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the three months ended March 31, 2011, the Company recorded $34.2 million in net charge-offs in comparison to $63.9 million for the three months ended March 31, 2010. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three months ended March 31, 2011 and the year ended December 31, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Residential	CRE	C&I	Consumer	Covered Loans Subject to General Reserves(1)	Unallocated	Total
	(In thousands)
Three months ended March 31, 2011
Beginning balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
Provision for loan losses	924	(104)	22,027	1,367	1,534	758	26,506
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(758)	(758)
Charge-offs	(3,337)	(22,400)	(10,718)	(1,080)	—	—	(37,535)
Recoveries	231	973	2,058	53	—	—	3,315
Net charge-offs	(3,106)	(21,427)	(8,660)	(1,027)	—	—	(34,220)
Ending balance	$47,309	$96,221	$73,104	$3,768	$5,759	$—	$226,161

Ending balance allocated to:
Loans individually evaluated for impairment	$137	$3,183	$9,820	$—	$—	$—	$13,140
Loans collectively evaluated for impairment	47,172	93,038	63,284	3,768	5,759	—	213,021
Loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—
Ending balance	$47,309	$96,221	$73,104	$3,768	$5,759	$—	$226,161

	Residential	CRE	C&I	Consumer	Covered Loans Subject to General Reserves(1)	Unallocated	Total
	(In thousands)
Year ended December 31, 2010
Beginning balance	$38,025	$147,591	$50,487	$2,730	$—	$—	$238,833
Provision for loan losses	59,525	97,548	34,613	2,415	4,225	1,833	200,159
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,833)	(1,833)
Charge-offs	(49,685)	(137,460)	(35,479)	(2,579)	—	—	(225,203)
Recoveries	1,626	10,073	10,116	862	—	—	22,677
Net charge-offs	(48,059)	(127,387)	(25,363)	(1,717)	—	—	(202,526)
Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633

Ending balance allocated to:
Loans individually evaluated for impairment	$309	$7,247	$2,468	$—	$—	$—	$10,024
Loans collectively evaluated for impairment	49,182	110,505	57,269	3,428	4,225	—	224,609
Loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—
Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633

(1)
This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates of WFIB and UCB and, therefore, are covered under the shared-loss agreements with the FDIC. Allowance on these subsequent drawdowns is accounted for as part of the general valuation allowance.

(2)	The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30.

The Company’s recorded investment in total loans receivable as of March 31, 2011 and December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential	CRE	C&I	Consumer	Covered Loans Subject to General Reserves	Total
	(In thousands)
March 31, 2011
Loans individually evaluated for impairment	$24,006	$98,953	$32,957	$1,755	$—	$157,671
Loans collectively evaluated for impairment	2,126,338	3,715,389	2,150,862	668,774	591,824	9,253,187
Loans acquired with deteriorated credit quality(1)	1,547,232	2,881,019	557,818	80,203	—	5,066,272

Ending balance	$3,697,576	$6,695,361	$2,741,637	$750,732	$591,824	$14,477,130

	Residential	CRE	C&I	Consumer	Covered Loans Subject to General Reserves	Total
	(In thousands)
December 31, 2010
Loans individually evaluated for impairment	$24,795	$110,781	$22,671	$620	$—	$158,867
Loans collectively evaluated for impairment	2,068,974	3,795,957	1,960,685	732,905	561,725	9,120,246
Loans acquired with deteriorated credit quality(1)	1,614,732	3,059,133	634,560	85,623	—	5,394,048
Ending balance	$3,708,501	$6,965,871	$2,617,916	$819,148	$561,725	$14,673,161

(1)
The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. These are covered loans presented gross excluding the purchase discount and net of additional advances subsequent to acquisition date.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of March 31, 2011 and December 31, 2010, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $10.7 million and $10.0 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.71 billion and $1.81 billion at March 31, 2011 and December 31, 2010, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing and has limited recourse. The majority of these loans are residential and CRE at March 31, 2011 and December 31, 2010. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $4.7 million and $4.7 million pertain to these loans as of March 31, 2011 and December 31, 2010, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — PREMISES AND EQUIPMENT

At March 31, 2011, total premises and equipment was $197.6 million with accumulated depreciation and amortization of $63.8 million and a net value of $133.8 million. At December 31, 2010, total premises and equipment was $196.6 million with accumulated depreciation and amortization of $60.7 million and a net value of $135.9 million.

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

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of March 31, 2011 and December 31, 2010. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of March 31, 2011, the Company’s market capitalization based on total outstanding common and preferred shares was $3.5 billion and its total stockholders’ equity was $2.16 billion. The Company performed its annual impairment test as of December 31, 2010 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of March 31, 2011 and December 31, 2010, the gross carrying amount of premiums on acquired deposits totaled $117.6 million and $117.6 million, respectively, and the related accumulated amortization totaled $41.3 million and $38.1 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $3.2 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Estimated Amortization Expense of Premiums on Acquired Deposits	Amount
(In thousands)
Nine Months Ending December 31, 2011	$9,330
Year Ending December 31, 2012	11,176
Year Ending December 31, 2013	9,660
Year Ending December 31, 2014	8,775
Year Ending December 31, 2015	7,724
Thereafter	29,667
Total	$76,332

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of March 31, 2011 and December 31, 2010, undisbursed loan commitments amounted to $1.95 billion and $1.89 billion, respectively. Commercial and standby letters of credit amounted to $874.2 million and $768.8 million as of March 31, 2011 and December 31, 2010, respectively.

Guarantees—From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of March 31, 2011, total loans sold or securitized with recourse amounted to $675.6 million and were comprised of $58.9 million in single-family loans with full recourse and $616.8 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $699.6 million at December 31, 2010, comprised of $60.9 million in single-family loans with full recourse and $638.7 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to up to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $4.7 million as of March 31, 2011 and $4.7 million as of December 31, 2010, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2011 and December 31, 2010, the amount of loans sold without recourse totaled $1.36 billion and $1.48 billion, respectively. Total loans securitized without recourse amounted to $318.5 million and $325.5 million, respectively, at March 31, 2011 and December 31, 2010. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2011. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations or liquidity of the Company or the Bank.

NOTE 12 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of March 31, 2011, 85,710 shares were outstanding.

Series B Preferred Stock Offering—On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B”), with a liquidation preference of $1,000 per share. The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S. Treasury’s Capital Purchase Program (“TCPP”). On December 29, 2010, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all shares of the Series B preferred stock and the related accrued and unpaid dividends by using $308.4 million of available cash, without raising any capital or debt. As a result of repurchasing the Series B preferred stock, the Company accelerated the remaining accretion of the issuance discount on the Series B preferred stock of $17.5 million and recorded a corresponding charge to stockholders’ equity and income available to common stockholders in the calculation of diluted earnings per share. While participating in the TCPP, we recorded $56.9 million in dividends and accretion, including $31.7 million in cash dividends and $25.2 million of accretion on the Series B preferred stock issuance discount. Repayment will save the Company approximately $15.3 million in annual dividends.

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

Warrants – During 2008, in conjunction with the Series B preferred stock offering, the Company issued to the U.S. Treasury warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million. The warrants could be exercised at any time on or before December 5, 2018. On January 26, 2011 the Company repurchased the 1,517,555 warrants outstanding for $14.5 million.

Stock Repurchase Program—During 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $80.0 million of the Company’s common stock. The Company did not repurchase any shares during the three months ended March 31, 2011 and March 31, 2010.

Quarterly Dividends—On January 26, 2011, the Company’s Board of Directors declared first quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about February 1, 2011 to shareholders of record on January 15, 2011. Total cash dividends paid in conjunction with the Company’s Series A preferred stock amounted to $1.7 million during the three months ended March 31, 2011.

On January 26, 2011, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.01 per share payable on or about February 24, 2011 to shareholders of record on February 10, 2011. Cash dividends totaling $1.5 million were paid to the Company’s common shareholders during the first quarter of 2011.

Earnings Per Share (“EPS”)—The number of shares outstanding at March 31, 2011 was 148,637,632. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and restricted stock units and shares issuable upon the assumed exercise of outstanding convertible preferred stock, stock options and stock warrants, unless they have an antidilutive effect.

The following table sets forth earnings per share calculations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011			2010
	Net Income Available to Common Stockholders	Number of Shares	Per Share Amounts	Net Income Available to Common Stockholders	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$56,071			$24,916
Less:
Preferred stock dividends and amortization of preferred stock discount	(1,715)			(6,138)
Basic EPS – income available to common stockholders	$54,356	146,837	$0.37	$18,778	109,961	$0.17
Effect of dilutive securities:
Stock options	—	120		—	170
Restricted stock	7	675		3	332
Convertible preferred stock	1,715	5,571		—	36,239
Stock warrants	—	131		—	163
Diluted EPS – income available to common stockholders	$56,078	153,334	$0.37	$18,781	146,865	$0.13

The following outstanding convertible preferred stock, stock options and restricted stock and restricted stock units for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Convertible preferred stock	—	5,573
Stock options	911	1,067
Restricted stock	118	503

NOTE 13 — BUSINESS SEGMENTS

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

The Company’s funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as to provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins. Changes to the Company’s transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs, and the provision for loan losses. Net interest income is based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual charge-offs for the period as well as average loan balances for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011

	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)

Interest income	$87,790	$145,335	$21,210	$254,335
Charge for funds used	(25,588)	(40,197)	760	(65,025)
Interest spread on funds used	62,202	105,138	21,970	189,310
Interest expense	(22,571)	(5,985)	(16,945)	(45,501)
Credit on funds provided	57,345	3,478	4,202	65,025
Interest spread on funds provided	34,774	(2,507)	(12,743)	19,524
Net interest income	$96,976	$102,631	$9,227	$208,834
Provision for loan losses	$7,156	$19,350	$—	$26,506
Depreciation, amortization and accretion	(642)	(14,987)	(13,600)	(29,229)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit (loss)	26,788	46,649	13,143	86,580
Segment assets	6,248,628	9,952,048	4,946,350	21,147,026

	Three Months Ended March 31, 2010
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)

Interest income	$115,241	$176,821	$26,641	$318,703
Charge for funds used	(29,672)	(29,587)	(8,218)	(67,477)
Interest spread on funds used	85,569	147,234	18,423	251,226
Interest expense	(33,278)	(7,725)	(15,976)	(56,979)
Credit on funds provided	57,009	4,981	5,487	67,477
Interest spread on funds provided	23,731	(2,744)	(10,489)	10,498
Net interest income (expense)	$109,300	$144,490	$7,934	$261,724
Provision for loan losses	$26,106	$50,315	$—	$76,421
Depreciation, amortization and accretion	(9,967)	(28,578)	7,143	(31,402)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit (loss)	(21)	14,052	23,911	37,942
Segment assets	7,185,523	9,325,858	3,787,795	20,299,176

NOTE 14 — SUBSEQUENT EVENTS

Dividend Payout

On April 26, 2011, the Company’s Board of Directors approved the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend was payable on or about May 1, 2011 to shareholders of record as of April 15, 2011. Additionally, the Board declared a quarterly dividend of $0.05 per share on the Company’s common stock payable on or about May 24, 2011 to shareholders of record as of May 10, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, and the condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

•	fair valuation of financial instruments;
•	investment securities;
•	acquired loans;
•	covered loans;
•	covered other real estate owned;
•	FDIC indemnification asset;
•	allowance for loan losses;
•	other real estate owned;
•	loan, OREO and note sales;
•	goodwill impairment; and
•	share-based compensation

Our significant accounting policies are described in greater detail in our 2010 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

East West increased profitability $31.2 million or 125% and increased earnings per dilutive share $0.24 or 185% from the first quarter of 2010 to the first quarter of 2011. For the first quarter 2011, net income was $56.1 million or $0.37 per share.

At March 31, 2011, total assets increased 2% to $21.1 billion compared to $20.7 billion at December 31, 2010. Average earning assets increased 3% to $18.7 billion for the quarter ended March 31, 2011, compared to $18.1 billion for the quarter ended December 31, 2010. The increase in total assets and average earning assets was fueled by our strong deposit growth during the quarter of 5% or $795.3 million.

In the first quarter of 2011, East West repurchased all outstanding warrants issued to the U.S. Treasury in connection with the U.S. Treasury Capital Purchase Program for $14.5 million.

Loans receivable at March 31, 2011 totaled $13.7 billion, reflecting no change from December 31, 2010. During the first quarter non-covered loan balances increased 2% or $185.3 million, to $9.1 billion at March 31, 2011. The increase in non-covered loans was primarily driven by increases in commercial and trade finance loans of 10% or $200.5 million and single-family loans of 7% or $82.3 million, partially offset by decreases in commercial real estate, multifamily, land and construction loans. Additionally, as of March 31, 2011, we classified $303.7 million of loans as held for sale, primarily comprised of government guaranteed student loans.

Covered loans totaled $4.6 billion as of March 31, 2011, a decrease of $201.1 million during the first quarter. The decrease in the covered loan portfolio was mainly due to paydowns, payoffs and charge-off activity. In total, the net decrease in the FDIC indemnification asset and receivable recorded in noninterest income (loss) was $(17.4) million for the first quarter of 2011. The net decrease of $26.9 million in the FDIC indemnification asset resulting from loan disposition activity, recoveries and amortization was partially offset by an increase in the FDIC receivable of $9.5 million due to reimbursable expense claims. During the first quarter we incurred $11.9 million in expenses on covered loans and other real estate owned, 80% or $9.5 million of which is reimbursable from the FDIC.

Deposit balances increased to $16.4 billion at March 31, 2011, a 5% or $795.3 million increase from $15.6 billion at December 31, 2010. During the quarter, total core deposits increased to a record $9.1 billion, or an increase of 3% or $231.1 million and time deposits increased to $7.3 billion, or an increase of 8% or $564.2 million. The strong increase in core deposits during the first quarter was primarily driven by a significant increase in noninterest-bearing demand deposits. Noninterest-bearing demand deposits increased by 10% or $275.3 million for the first quarter of 2011.

As of March 31, 2011, FHLB advances totaled $793.6 million, a decrease of 35% or $420.5 million from December 31, 2010. During the first quarter of 2011, East West paid off maturing FHLB borrowings and also prepaid $216.9 million of FHLB advances at an average cost of 2.8%, incurring a prepayment penalty of $4.0 million, which is included in noninterest expense.

The Company reported total noninterest income for the first quarter of 2011 of $11.0 million, compared to a noninterest loss of $17.3 million in the fourth quarter of 2010 and a noninterest loss of $8.5 million in the first quarter of 2010.

Noninterest expense totaled $106.8 million for the first quarter of 2011, a decrease of 6% or $7.0 million from the fourth quarter of 2010, and a decrease of 23% or $32.1 million from the first quarter of 2010. The decrease in noninterest expense was primarily due to declines in credit cycle costs and integration related expenses.

Nonperforming assets, excluding covered assets, decreased by $6.5 million or 3% to $188.3 million or 0.89% of total assets. In addition, for the sixth consecutive quarter, both net charge-offs and the provision for loan losses have declined. The provision for loan losses was $26.5 million for the first quarter of 2011, a decrease of 11% compared to the previous quarter and a decrease of 65% compared to the first quarter of 2010. Total net charge-offs decreased to $34.2 million for the first quarter of 2011, a decrease of 11% from the previous quarter and a decrease of 46% compared to the previous year.

Results of Operations

Net income for the first quarter of 2011 totaled $56.1 million, compared with $24.9 million for the first quarter of 2010. On a per diluted share basis, net income was $0.37 and $0.13 for the first quarters of 2011 and 2010, respectively. Our annualized return on average total assets increased to 1.07% for the quarter ended March 31, 2011, from 0.49% for the same period in 2010. The annualized return on average common stockholders’ equity increased to 10.50% for the first quarter of 2011, compared with 4.71% for the first quarter of 2010.

Components of Net Income (Loss)

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net interest income	$208.8	$261.7
Provision for loan losses	(26.5)	(76.4)
Noninterest income (loss)	11.0	(8.5)
Noninterest expense	(106.7)	(138.9)
Provision for income taxes	(30.5)	(13.0)
Net income	$56.1	$24.9

Annualized return on average total assets	1.07%	0.49%

Annualized return on average common equity	10.50%	4.71%

Annualized return on average total equity	10.42%	4.35%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the first quarter of 2011 totaled $208.8 million, a 20% decrease over net interest income of $261.7 million for the same period in 2010.

Net interest margin, defined as net interest income divided by average earning assets, decreased 140 basis points to 4.52% during the first quarter of 2011, from 5.92% during the first quarter of 2010. Net interest income and the net interest margin for both 2011 and 2010 were positively impacted by the accounting for covered loans under ASC 310-30. Management believes that an adjusted net interest margin of approximately 3.94% for the first quarter of 2011 and approximately 4.49% for the first quarter of 2010 better reflect the core net interest income and net interest margin and the ongoing performance of the Company. The decrease in net interest margin during 2011 resulted from a decrease in cash flow on covered loans resulting from a decrease in disposition and prepayment activity.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$995,484	$2,740	1.12%	$1,289,964	$3,541	1.11%
Securities purchased under resale agreements	898,122	4,270	1.90%	259,319	6,263	9.66%
Investment securities available-for-sale(3)(4)	2,818,703	18,857	2.68%	2,185,875	20,190	3.75%
Loans receivable(2)(3)	9,123,181	114,911	5.11%	8,614,742	122,028	5.74%
Loans receivable - covered	4,695,964	112,615	9.73%	5,369,328	165,916	12.53%
FHLB and FRB stock	209,598	942	1.80%	221,705	779	1.41%
Total interest-earning assets	18,741,052	254,335	5.50%	17,940,933	318,717	7.20%
Noninterest-earning assets:
Cash and cash equivalents	272,112			324,655
Allowance for loan losses	(236,196)			(253,482)
Other assets	2,117,814			2,386,611
Total assets	$20,894,782			$20,398,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$771,626	$648	0.34%	$636,039	$614	0.39%
Money market accounts	4,386,100	5,975	0.55%	3,464,234	7,966	0.93%
Savings deposits	971,313	732	0.31%	992,186	1,142	0.47%
Time deposits	7,139,530	18,627	1.06%	7,315,789	23,726	1.32%
FHLB advances	1,014,009	5,778	2.31%	2,035,825	9,005	1.79%
Securities sold under repurchase agreements	1,080,240	12,017	4.45%	1,028,698	12,541	4.88%
Long-term debt	235,570	1,571	2.67%	235,570	1,547	2.63%
Other borrowings	11,212	153	5.46%	54,827	438	3.20%
Total interest-bearing liabilities	15,609,600	45,501	1.18%	15,763,168	56,979	1.47%

Noninterest-bearing liabilities:
Demand deposits	2,708,842			2,222,104
Other liabilities	422,880			119,733
Stockholders' equity	2,153,460			2,293,712
Total liabilities and stockholders' equity	$20,894,782			$20,398,717
Interest rate spread			4.32%			5.73%

Net interest income and net interest margin		$208,834	4.52%		$261,738	5.92%
_____________________________

(1)	Annualized.

(2)	Average balances include nonperforming loans.

(3)
Includes net accretion of discounts on investment securities and loans receivable totaling $2.4 million and $7.8 million for the three months ended March 31, 2011 and 2010, respectively. Also includes the net amortization of deferred loans fees totaling $2.6 million and $1.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

(4)	March 31, 2010 average balances exclude unrealized gains or losses.

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

	Three Months Ended March 31,
	2011 vs. 2010
	Total	Changes Due to
	Change	Volume(1)	Rate(1)
	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$(801)	$(811)	$10
Securities purchased under resale agreements	(1,993)	6,084	(8,077)
Investment securities available-for-sale	(1,333)	5,020	(6,353)
Loans receivable	(7,117)	6,925	(14,042)
Loans receivable - covered	(53,301)	(19,135)	(34,166)
FHLB and FRB stock	163	(44)	207
Total interest and dividend income	$(64,382)	$(1,961)	$(62,421)

INTEREST-BEARING LIABILITIES:
Checking accounts	$34	120	$(86)
Money market accounts	(1,991)	1,779	(3,770)
Savings deposits	(410)	(24)	(386)
Time deposits	(5,099)	(559)	(4,540)
FHLB advances	(3,227)	(5,347)	2,120
Securities sold under repurchase agreements	(524)	608	(1,132)
Long-term debt	24	—	24
Other borrowings	(285)	(479)	194
Total interest expense	$(11,478)	$(3,902)	$(7,576)
CHANGE IN NET INTEREST INCOME	$(52,904)	$1,941	$(54,845)
___________________________

(1)	Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

We recorded $26.5 million in provision for loan losses during the first quarter of 2011. In comparison we recorded $76.4 million in provisions for loan losses during the first quarter of 2010. The Company recorded $34.2 million in net charge-offs during the first three months of 2011, compared to $63.9 million in net charge-offs recorded during the first three months of 2010. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Throughout the course of 2010 and the first three months of 2011, we have actively reduced exposure to land and construction loans, reducing both outstanding loan balances as well as total commitments.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income (Loss)

The following table sets forth the various components of noninterest income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)

Gain on acquisition	$—	$8.1
Impairment writedown on investment securities	(0.5)	(4.8)
Decrease in FDIC indemnification asset and receivable	(17.4)	(43.6)
Branch fees	7.7	8.8
Net gain on sales of investment securities	2.5	16.1
Letters of credit fees and commissions	3.0	2.7
Ancillary loan fees	2.0	1.7
Income from life insurance policies	1.0	1.1
Net gain on sales of loans	7.4	—
Other operating income	5.3	1.4
Total	$11.0	$(8.5)

Noninterest income (loss) includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and other assets, impairment losses on investment securities, gain on acquisitions, decrease in the FDIC indemnification asset and receivable, income from life insurance policies, and other noninterest-related revenues.

We recorded noninterest income of $11.0 million for the three months ended March 31, 2011, an increase of $19.5 million, compared to a noninterest loss of $(8.5) million recorded for the same period in 2010. The increase in noninterest income for the three months ended March 31, 2011 is due primarily to a smaller decrease in the FDIC indemnification asset and receivable and the net gain on sales of loans partially offset by a decrease in the net gain on sales of investment securities.

For the three months ended March 31, 2011, in total, the net decrease in the FDIC indemnification asset and receivable recorded in noninterest income (loss) was $(17.4) million. The net decrease of $26.2 million in the FDIC indemnification asset resulting from loan disposal activity, recoveries and amortization was partially offset by an increase in the FDIC receivable of $9.5 million due to reimbursable expense claims. During the first quarter we incurred $11.9 million in expenses on covered loans and other real estate owned, 80% or $9.5 million of which is reimbursable from the FDIC.

For the three months ended March 31, 2011, impairment loss on investment securities recognized in earnings was $464 thousand, compared to $4.8 million for the three months ended March 31, 2010. The $464 thousand impairment loss for the first quarter of 2011 was recorded on pooled trust preferred securities. As of March 31, 2011, the fair value of those pooled trust preferred securities was written down to $1.2 million.

For the three months ended March 31, 2011 there were no gains recorded related to acquisitions. For the three months ended March 31, 2010, we recorded additional bargain purchase gains of $8.1 million related to the acquisition of UCB.

During the first quarter of 2011, the net gain on sale of investment securities totaled $2.5 million, compared to $16.1 million recorded during the first quarter of 2010. Proceeds from the sale of investment securities provide additional liquidity to purchase other investment securities, to fund loan originations, and to pay down borrowings.

Branch fees, which represent revenues derived from branch operations, decreased $1.1 million, or 12.5%, to $7.7 million in the first quarter of 2011, compared to $8.8 million for the same quarter in 2010.

For the three months ended March 31, 2011, the net gain on sales of loans was $7.41 million compared to zero for the first quarter of 2010. From time to time, the Company buys and sells loans within the loans held for sale portfolio to take advantage of market opportunities.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Compensation and employee benefits	$38.3	$50.8
Occupancy and equipment expense	12.6	11.9
Amortization of investments in affordable housing partnerships	4.5	3.0
Amortization of premiums on deposits acquired	3.2	3.4
Deposit insurance premiums and regulatory assessments	7.2	11.6
Loan-related expenses	3.1	3.0
Other real estate owned expense	10.7	18.0
Legal expense	4.1	2.9
Prepayment penalty for FHLB advances	4.0	9.9
Data processing	2.6	2.5
Deposit-related expenses	1.2	1.0
Consulting expense	1.6	2.2
Other operating expenses	13.7	18.7
Total noninterest expense	$106.8	$139.0
Efficiency Ratio(1)	43.14%	49.03%
___________________________

(1)
Represents noninterest expense, excluding the amortization of intangibles, amortization and impairment loss of premiums on deposits acquired, amortization of investments in affordable housing partnerships and prepayment penalties for FHLB advances, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding items that are non-recurring in nature.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, decreased $32.1 million, or 23%, to $106.8 million during the first quarter of 2011, compared to $138.9 million for the same quarter in 2010.

Under the shared-loss agreements with the FDIC, 80% of eligible expenses on covered assets are reimbursable from the FDIC. Noninterest expense for the three months ended March 31, 2011 included reimbursable expenses totaling $9.5 million, which is comprised of other real estate owned expense of $6.5 million, loan-related expense of $1.8 million and legal expenses of $1.2 million.

Compensation and employee benefits decreased $12.5 million, or 25%, to $38.3 million for the three months ended March 31, 2011, compared to $50.8 million for the same period in 2010. The decrease was primarily due to the completed integration of UCB and the resulting additional synergies.

We recorded OREO expenses, net of OREO gains, totaling $10.7 million (including $6.5 million reimbursable from the FDIC) during the three months ended March 31, 2011, compared with $18.0 million during the same period in 2010. The $10.7 million in net OREO expenses incurred during the first quarter of 2011 is comprised of $2.9 million in various operating and maintenance expenses, $7.8 million in valuation losses and $15 thousand in net gains from the sale of OREO properties during the first quarter of 2011. As of March 31, 2011, total covered and non-covered OREO amounted to $142.4 million and $15.6 million, respectively, compared to $123.9 million and $21.9 million, respectively, as of December 31, 2010.

Deposit insurance premiums and regulatory assessments decreased $4.4 million, or 38%, to $7.2 million for the three months ended March 31, 2011, compared to $11.6 million during the same period in 2010. The decrease in deposit insurance premiums and regulatory assessments during the first quarter of 2011 is primarily due to a decrease in the assessment rate offset by an increase in deposits.

During the three months ended March 31, 2011 FHLB advances of $216.9 million were prepaid with a related $4.0 million in prepayment penalties, compared to $379.1 million of FHLB advance prepayments with a related $9.9 million in prepayment penalties for the three months ended March 31, 2010.

Amortization of premiums on deposits acquired decreased $0.2 million to $3.2 million for the three months ended March 31, 2011, compared with $3.4 million during the same period in 2010. The decrease is due to the full amortization of a premium on deposit during 2010 from a previous acquisition as well as decreases in the amount amortized each quarter following the calculated amortization schedules. The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in the Company’s current asset liability model. Premiums on deposits acquired are amortized over the estimated useful lives of the related deposits.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees, and charitable contributions. Other operating expenses decreased $5.0 million, or 27%, to $13.7 million for the three months ended March 31, 2011, compared with $18.7 million during the same period in 2010. This was primarily a result of the successful integration of UCB.

Our efficiency ratio decreased to 43.14% for the three months ended March 31, 2011, compared to 49.03% for the corresponding period in 2010. The improvement in our efficiency ratio can be attributed to efficiencies gained after the full integration of UCB and WFIB.

Income Taxes

The provision for income taxes was $30.5 million for the first quarter of 2011, representing an effective tax rate of 35.2%, compared to $13.0 million for the same period in 2010, representing an effective tax rate of 34.3%. Included in the income tax recognized during the first quarter of 2011 and 2010 are $4.1 million and $2.9 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships.

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

The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10. As of March 31, 2011, the Company had a net deferred tax liability of $30.7 million.

Operating Segment Results

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting: 1) Retail Banking; 2) Commercial Banking; and 3) Other.

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 13 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported pretax income of $26.8 million for the three months ended March 31, 2011, compared to a $21 thousand pretax loss for the same quarter in 2010. The increase for this segment during the first quarter of 2011 is driven by decreases in loan loss provisions and noninterest expense and an increase in noninterest income, offset by a reduction in net interest income. The $12.3 million decrease in net interest income during the first quarter of 2011 is attributable to the decrease in disposal activity on the covered loan portfolio and the extended low interest rate environment, offset by lower cost of funds on deposits. The decrease in loan loss provisions of $19.0 million for this segment during the first quarter of 2011, relative to the same period in 2010, was due to decreased charge-off activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment increased $11.4 million to $5.7 million for the three months ended March 31, 2011, compared to a loss of $5.7 million recorded during the same period in 2010. The increase in noninterest income for the first quarter of 2011 is primarily due to an increase in loan and branch-related fees and gain on sale of student loans.

Noninterest expense for this segment decreased $5.8 million to $55.5 million during the first quarter of 2011, compared with $61.3 million recorded during the first quarter of 2010. The decrease in noninterest expense for the first quarter of 2011 is primarily due to a decrease in compensation and employee benefits and FDIC insurance expense.

Commercial Banking

The Commercial Banking segment reported pretax income of $46.7 million during the three months ended March 31, 2011, compared to $14.1 million for the same period in 2010. The increase in pretax income for this segment is due primarily to an increase in noninterest revenue as well as decreases in noninterest expense and loan loss provisions, partially offset by a decrease in net interest income.

Net interest income for this segment decreased $41.9 million to $102.6 million for the three months ended March 31, 2011, compared to $144.5 million for the same period in 2010. The decrease in net interest income is primarily due to a decrease in disposal activity on the covered loan portfolio and the low interest rate environment.

Noninterest loss for this segment improved $23.1 million to a loss of $0.5 million during the first quarter of 2011, compared with noninterest loss of $23.6 million recorded in the same quarter of 2010. The decrease in noninterest income is primarily due to a lower decrease in the FDIC indemnification asset and receivable.

Noninterest expense for this segment decreased $14.1 million to $30.2 million during the three months ended March 31, 2011, compared with $44.3 million recorded during the same quarter in 2010. The decrease in noninterest expense is primarily due to a decrease in OREO and loan related expenses, FDIC insurance, and compensation and employee benefits.

Other

The Other segment reported pretax income of $13.1 million during the three months ended March 31, 2011, compared to $23.9 million recorded in the same quarter of 2010. The primary driver of the decrease in pretax income for this segment is a decrease in noninterest expense partially offset by a decrease in noninterest income.

Net interest income for this segment increased $1.3 million to $9.2 million for the three months ended March 31, 2011, compared to $7.9 million recorded in the same quarter of 2010.

Noninterest income for this segment decreased $15.1 million to $5.8 million during the three months ended March 31, 2011, compared with $20.9 million recorded in the same quarter of 2010. The decrease in noninterest income is primarily due to a lower net gain on sales of investment securities available-for-sale of $2.5 million during this quarter compared to $16.1 million during the same quarter last year. This was offset by a lower impairment loss on investment securities of $0.5 million in the first quarter of 2011 compared to $4.8 million recorded in the first quarter of 2010.

Noninterest expense for this segment decreased $12.2 million to $21.1 million for the three months ended March 31, 2011, compared with $33.3 million during the same quarter in 2010. The decrease is primarily due to compensation and employee benefits and lower prepayment penalties on FHLB advances.

Balance Sheet Analysis

Total assets increased $446.5 million, or 2.2%, to $21.1 billion as of March 31, 2011, compared to $20.70 billion as of December 31, 2010. The increase is comprised predominantly of increases in cash and cash equivalents of $159.0 million and securities purchased under resale agreements of $268.4 million. The increase in total assets was funded primarily through increases in deposit growth of $795.3 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements increased $268.4 million, or 53.7%, to $768.4 million as of March 31, 2011, compared with $500.0 million as of December 31, 2010. The increase reflects additional resale agreements of entered into during 2011.

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

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of March 31, 2011 and December 31, 2010.

Total investment securities available-for-sale increased 2% to $2.93 billion as of March 31, 2011, compared with $2.88 billion at December 31, 2010. Total repayments/maturities and proceeds from sales of investment securities amounted to $228.3 million and $312.9 million, respectively, during the three months ended March 31, 2011. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $590.0 million. We recorded net gains on sales of investment securities totaling $2.5 million and $16.1 million during the first quarter of 2011 and 2010, respectively. At March 31, 2011, investment securities available-for-sale with a par value of $2.48 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

We perform regular impairment analyses on the investment securities. If we determine that a decline in fair value is other-than-temporary, the credit-related impairment loss is recognized in current earnings. The noncredit-related impairment losses are charged to other comprehensive income which is the portion of the loss attributed to market rates or other factors non-credit related. Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that we will be unable to collect all amounts due, and our ability and intent to not sell the security before recovery of its amortized cost basis. For securities that are determined to not have other-than-temporary declines in value, we have both the ability and the intent to hold these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at March 31, 2011.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Indeterminate Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of March 31, 2011
Available-for-sale
U.S. Treasury securities	$—	—%	$20,345	2.11%	$—	—%	$—	—%	$—	—%	$20,345	2.11%
U.S. Government agency and U.S.Governments ponsored enterprise debt securities	1,321,647	1.76%	107,665	2.00%	—	—%	—	—%	—	—%	1,429,312	1.78%
U.S. Government agency and U.S Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	2,108	5.57%	14,287	4.18%	8,002	3.69%	—	—%	24,397	4.14%
Residential mortgage-backed securities	2,028	—%	—	—%	5,549	4.03%	341,864	3.97%	—	—%	349,441	3.94%
Municipal securities	10,767	5.31%	5,090	1.71%	—	—%	—	—%	—	—%	15,857	4.16%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Non-investment grade	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Corporate debt securities:
Investment grade	66,999	4.13%	297,013	3.43%	691,410	3.60%	12,414	4.54%	—	—%	1,067,836	3.59%
Non-investment grade	8,914	0.95%	6,092	5.60%	—	—%	1,180	4.13%	—	—%	16,186	3.08%
Other securities	5,673	0.25%	1,929	0.52%	—	—%	—	—%	—	—%	7,602	0.32%
Total investment securities available-for-sale	$1,416,028		$440,242		$711,246		$363,460		$—		$2,930,976

For complete discussion and disclosure see Note 5 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the WFIB Acquisition on June 11, 2010 and in the UCB Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by UCB, excluding the loans originated by UCB in China under its United Commercial Bank China (Limited) subsidiary. The Company shares in the losses, which began with the first dollar of loss incurred, on the loan pools (including single-family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned), covered (“covered assets”) under the shared-loss agreements.

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$519,979	9.2%	$553,541	9.3%
Residential multifamily	1,058,605	18.7%	1,093,331	18.4%
Commercial and industrial real estate	2,045,920	36.2%	2,085,674	35.0%
Construction and land	930,210	16.4%	1,043,717	17.5%
Total real estate loans	4,554,714	80.5%	4,776,263	80.2%
Other loans:
Commercial business	998,720	17.7%	1,072,020	18.0%
Other consumer	104,662	1.8%	107,490	1.8%
Total other loans	1,103,382	19.5%	1,179,510	19.8%
Total principal balance	5,658,096	100.0%	5,955,773	100.0%

Covered discount	(1,052,580)		(1,150,672)
Allowance on covered loans	(5,759)		(4,225)
Total covered loans, net	$4,599,757		$4,800,876

FDIC Indemnification Asset

For the three months ended March 31, 2011, the Company recorded $18.3 million of amortization in line with the improved accretable yield as discussed in Note 7. Additionally, the Company recorded a $56.6 million reduction to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss).

FDIC Receivable

As of March 31, 2011, the FDIC loss-sharing receivable was $68.5 million as compared to $55.5 million as of December 31, 2010. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan-related expenses and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable increased $220.0 million, or 3%, to $8.87 billion at March 31, 2011, relative to December 31, 2010. During the first quarter of 2011, the Company sold total non-covered loans of $213.5 million, including student loans of $192.4 million, with a total gain of $7.4 million.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$1,201,311	13.6%	$1,119,024	12.8%
Multifamily	949,034	10.8%	974,745	11.2%
Total residential	$2,150,345	24.4%	$2,093,769	24.0%
Commercial Real Estate ("CRE"):
Income producing	3,339,592	37.9%	3,392,984	39.0%
Construction	254,614	2.9%	278,047	3.2%
Land	220,135	2.5%	235,707	2.7%
Total CRE	$3,814,341	43.3%	$3,906,738	44.9%
Commercial and Industrial ("C&I"):
Commercial business	$1,820,946	20.6%	$1,674,698	19.2%
Trade finance	362,873	4.1%	308,657	3.5%
Total C&I	$2,183,819	24.7%	$1,983,355	22.7%
Consumer:
Student loans	428,274	4.9%	490,314	5.6%
Other consumer	242,255	2.7%	243,212	2.8%
Total consumer	$670,529	7.6%	$733,526	8.4%
Total gross loans	8,819,034	100.0%	8,717,388	100.0%
Unearned fees, premiums, and discounts, net	(32,128)		(56,781)
Allowance for loan losses	(220,402)		(230,408)
Loans held for sale	303,673		220,055
Loans receivable, net	$8,870,177		$8,650,254

The Company routinely sells problem loans as part of the overall management of its nonperforming assets. The Company also identifies opportunities to sell certain portfolios when the pricing is attractive to provide additional noninterest income. The Company sells these loans out of the loans held for sale portfolio.

Non-Covered Nonperforming Assets

Generally, the Company’s policy is to place a loan on nonaccrual status if principal or interest payments are past due in excess of 90 days or the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. Nonaccrual loans that demonstrate a satisfactory payment trend for several months are returned to full accrual status subject to management’s assessment of the full collectibility of the loan.

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $188.3 million, or 0.89% of total assets, at March 31, 2011 and $194.8 million, or 0.94% of total assets, at December 31, 2010. Nonaccrual loans amounted to $172.7 million at March 31, 2011, compared with $172.9 million at year-end 2010. During the first three months of 2011, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $12.6 million in non-covered OREO properties during the first quarter of 2011 for a net loss of $510 thousand. Also during the first three months of 2011 we had note sale proceeds of $12.1 million on notes with a carrying value of $29.2 million. $13.2 million in loans were originated to facilitate sales of loans; the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses. Net charge-offs for non-covered nonperforming loans were $34.2 million for the three months ended March 31, 2011. For non-covered OREO properties, write-downs of $1.1 million were recorded for the three months ended March 31, 2011.

Approximately $11.3 million, or 39%, of our problem loan sales during the first three months of 2011 were all-cash transactions. We partially financed selected loan sales to unrelated third parties.  Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged-off. A substantial down payment, typically in the range of 25% to 40%, is received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over the sold loans.

Loans totaling $66.2 million were placed on nonaccrual status during the first quarter of 2011.  As a part of our comprehensive loan review process, loans totaling $55.8 million which were not 90 days past due as of March 31, 2011, were included in nonaccrual loans as of March 31, 2011. Additions to nonaccrual loans during the first quarter of 2011 were offset by $18.9 million in gross charge-offs, $26.6 million in payoffs and principal paydowns, $10.0 million in loans that were transferred to other real estate owned, and $10.9 million in loans brought current. Additions to nonaccrual loans during the first quarter of 2011 were comprised of $10.3 million in residential loans, $39.5 million in commercial real estate loans, $14.2 million in commercial and industrial loans, and $2.2 million in consumer loans.

The Company did not have any loans 90 or more days past due accruing interest as of March 31, 2011 and December 31, 2010.

The Company had $44.6 million and $122.1 million in total performing restructured loans as of March 31, 2011 and December 31, 2010, respectively. Nonperforming restructured loans were $11.2 million and $42.1 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, restructured loans were comprised of $3.6 million in single-family loans, $12.5 million in multifamily loans, $22.8 million in commercial real estate loans, $10.5 million in CRE construction loans, $5.6 million in CRE land loans and $778 thousand in commercial business loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. As of March 31, 2011, the Company had 28 OREO properties with a combined carrying value of $15.6 million. Approximately 75% of OREO properties as of March 31, 2011 were located in the Greater Los Angeles area and Inland Empire region of Southern California. As of December 31, 2010, the Company had 30 OREO properties with a combined carrying value of $21.9 million. During the first three months of 2011, the Company foreclosed on 12 properties with an aggregate carrying value of $7.4 million as of the foreclosure date. Additionally, the Company recorded $1.1 million in write-downs. During this period, the Company also sold 14 OREO properties for total proceeds of $12.1 million resulting in a total net loss on sale of $510 thousand and charges against the allowance for loans losses totaling $5 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses. During the first three months of 2010, the Company sold 22 OREO properties with a combined carrying value of $7.6 million for a total net gain on sale of $183 thousand and charges against the allowance for loan losses totaling $482 thousand.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Nonaccrual loans	$172,739	$172,929
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	172,739	172,929
Non-covered other real estate owned, net	15,580	21,865
Total nonperforming assets	$188,319	$194,794

Total nonperforming assets to total assets	0.89%	0.94%
Allowance for non-covered loan losses to nonperforming loans	127.59%	133.24%
Nonperforming loans to total gross non-covered loans	1.96%	1.93%
Performing restructured loans	44,648	122,100

We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables—Overall – Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. Loans that are impaired are specifically excluded from receiving any additional general valuation allowance because specific reserves have been established for them.

At March 31, 2011, the Company’s total recorded investment in impaired loans was $157.7 million, compared with $158.9 million at December 31, 2010. All nonaccrual and doubtful loans are included in impaired loans. Impaired loans at March 31, 2011 are comprised of single-family loans totaling $10.6 million, multifamily loans totaling $13.4 million, income producing commercial real estate loans totaling $36.9 million, CRE construction loans totaling $45.4 million, CRE land loans totaling $16.7 million, commercial business loans totaling $33.0 million and other consumer loans totaling $1.8 million. As of March 31, 2011, the allowance for loan losses included $13.1 million for impaired loans with a total recorded balance of $19.9 million. As of December 31, 2010, the allowance for loan losses included $10.0 million for impaired loans with a total recorded balance of $20.6 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$10,584	6.7%	$7,413	4.7%
Multifamily	13,421	8.5%	17,382	10.9%
Total residential impaired loans	$24,005	15.2%	$24,795	15.6%
Commercial Real Estate ("CRE"):
Income producing	36,879	23.4%	46,416	29.2%
Construction	45,384	28.8%	35,466	22.3%
Land	16,691	10.6%	28,899	18.2%
Total CRE impaired loans	$98,954	62.8%	$110,781	69.7%
Commercial and Industrial ("C&I"):
Commercial business	$29,509	18.7%	$22,671	14.3%
Trade finance	3,448	2.2%	—	—%
Total C&I impaired loans	$32,957	20.9%	$22,671	14.3%
Consumer:
Student loans	—	—%	—	—%
Other consumer	1,755	1.1%	620	0.4%
Total consumer impaired loans	$1,755	1.1%	$620	0.4%
Total gross impaired loans	157,671	100.0%	158,867	100.0%

Our average recorded investment in impaired loans at March 31, 2011 and December 31, 2010 totaled $166.4 million and $177.2 million, respectively. During the three months ended March 31, 2011 and 2010, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $2.8 million. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $807 thousand for the three months ended March 31, 2011.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at March 31, 2011, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. At March 31, 2011, the allowance for loan losses amounted to $226.2 million which includes $5.8 million allocated to covered loans. Prior to the third quarter of 2010, the total allowance was allocated to non-covered loans. At March 31, 2011, the allowance for loan losses on non-covered loans amounted $220.4 million, or 2.50% of total non-covered loans receivable, compared with $230.4 million, or 2.64% of total non-covered loans receivable, at December 31, 2010, and $250.5 million, or 2.93% of total non-covered loans receivable, at March 31, 2010. The $8.5 million decrease in the allowance for loan losses at March 31, 2011, from year-end 2010, reflects $26.5 million in additional loss provisions, less $34.2 million in net charge-offs recorded during the first three months of 2011. The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $10.7 million at March 31, 2011, compared to $10.0 million at December 31, 2010. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for losses.

We recorded $26.5 million in loan loss provisions during the first quarter of 2011, as compared to $76.4 million in loan loss provisions for the same period in 2010. During the first quarter of 2011, we recorded $34.2 million in net charge-offs representing 1.54% of average loans outstanding during the quarter. In comparison, we recorded net charge-offs totaling $63.9 million, or 2.97% of average non-covered loans outstanding for the same period in 2010.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Allowance balance, beginning of period	$234,633	$238,833
Allowance for unfunded loan commitments and letters of credit	(758)	(808)
Provision for loan losses	26,506	76,421
Gross charge-offs:
Residential	3,337	8,501
Commercial real estate	22,400	49,487
Commercial and industrial	10,718	7,569
Consumer	1,080	616
Total gross charge-offs	37,535	66,173
Gross recoveries:
Residential	231	215
Commercial real estate	973	787
Commercial and industrial	2,058	1,201
Consumer	53	41
Total gross recoveries	3,315	2,244
Net charge-offs	34,220	63,929
Allowance balance, end of period(1)	$226,161	$250,517
Average loans outstanding	$8,907,815	$8,614,742
Total gross loans outstanding, end of period	$8,819,034	$8,539,286
Annualized net charge-offs to average loans	1.54%	2.97%
Allowance for loan losses to total gross non-covered loans at end of period	2.56%	2.93%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	2.50%	2.93%
_______________________

(1)	$5.8 million of the March 31, 2011 balance of allowance for loan losses is allocated to covered loans subject to general reserves.

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

The Company continues to grow the commercial and industrial portfolio while decreasing the commercial real estate portfolio. The commercial real estate portfolio has experienced a reduction in charge-offs, and positive movement from past due, nonaccrual, and classified asset levels as compared to the fourth quarter 2010. As the performance and classified asset levels of the commercial real estate portfolio has improved, the calculated provision for loan losses and related allowance for loan losses declined. As of March 31, 2011, the overall allowance allocation by portfolio segment is consistent with the increase/decrease in the respective portfolio balance and the movement in the past due and risk rating categories during the three months ended March 31, 2011.

The following table reflects the Company’s allocation of the allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)

Residential	$47,309	24.4%	$49,491	24.0%
Commercial Real Estate	96,221	43.2%	117,752	44.9%
Commercial and Industrial	73,104	24.8%	59,737	22.7%
Consumer	3,768	7.6%	3,428	8.4%
Covered loans subject to general reserves	5,759	—%	4,225	0.0%
Total	$226,161	100.0%	$234,633	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $795.3 million to $16.44 billion as of March 31, 2011 from $15.64 billion as of December 31, 2010. The increase in total deposits was due to increases of $564.2 million, or 8.3%, in time deposits, $275.3 million, or 10.3%, in noninterest-bearing demand deposits and $50.6 million, or 6.7%, in interest-bearing checking accounts, which were offset by a decrease in money market accounts of $94.9 million, or 2.1%.

As of March 31, 2011, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $539.1 million, compared with $713.5 million as of December 31, 2010. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$2,951,793	$2,676,466	$275,327	10.3%
Interest-bearing checking	808,070	757,446	50,624	6.7%
Money market	4,362,484	4,457,376	(94,892)	(2.1)%
Savings	984,552	984,518	34	0.0%
Total core deposits	9,106,899	8,875,806	231,093	2.6%

Time deposits	7,329,699	6,765,453	564,246	8.3%
Total deposits	$16,436,598	$15,641,259	$795,339	5.1%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one business day to six months from the transaction date. At March 31, 2011, federal funds purchased remained unchanged from the $22 thousand balance at December 31, 2010. FHLB advances decreased $420.5 million, or 34.6%, to $793.6 million as of March 31, 2011, compared to $1.21 billion as of December 31, 2010. The decrease in FHLB advances is consistent with our overall strategy to deleverage our balance sheet. During the first three months of 2011, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money market mutual funds was used to pay down our borrowings. During the first three months of 2011, long-term FHLB advances totaling $216.9 million were prepaid, with additional prepayment penalties of $4.0 million. We also paid off $200 million of matured overnight FHLB advances during the first three months of 2011.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.08 billion as of March 31, 2011 and December 31, 2010. Included in these balances are $86.0 million and $88.5 million in short-term repurchase agreements as of March 31, 2011 and December 31, 2010, respectively. The interest rates on these short-term repurchase agreements were 0.52% and 0.54% as of March 31, 2011 and December 31, 2010, respectively. The remaining repurchase agreements are long-term with interest rates that are largely fixed ranging from 4.15% to 5.13% as of March 31, 2011. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt remained at $235.6 million as of March 31, 2011 and December 31, 2010. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with phase-out complete by 2016.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of March 31, 2011, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Deposits	$6,547,325	$768,156	$106,170	$10	$9,248,072	$16,669,733
Federal funds purchased	22	—	—	—	—	22
FHLB advances	172,207	270,110	80,087	337,310	—	859,714
Securities sold under repurchase agreements	133,430	94,822	334,775	768,482	—	1,331,509
Notes payable	—	—	—	—	68,942	68,942
Long-term debt obligations	6,266	12,532	86,983	250,649	—	356,430
Operating lease obligations	20,681	36,185	24,087	26,806	—	107,759
Unrecognized tax benefits	(436)	(4,474)	(1,415)	—	—	(6,325)
Postretirement benefit obligations	887	2,246	2,550	44,202	—	49,885
Total contractual obligations	$6,880,382	$1,179,577	$633,237	$1,427,459	$9,317,014	$19,437,669

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of March 31, 2011 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$1,948,750
Standby letters of credit	786,153
Commercial letters of credit	88,047

Capital Resources

At March 31, 2011, stockholders’ equity totaled $2.16 billion, a 2.1% increase from the year-end 2010 balance of $2.11 billion. The increase is comprised of the following: (1) net income of $56.1 million recorded during the first three months of 2011; (2) additional unrealized gain on investment securities available-for-sale, net of tax, of $5.9 million; (3) stock compensation costs amounting to $2.3 million related to grants of restricted stock, restricted stock units and stock options; (4) issuance of common stock totaling $1.6 million, representing 158,878 shares, pursuant to various stock plans and agreements; and (5) tax benefit of $43 thousand from various stock plans. These transactions were offset by: (1) repurchase of common stock warrants totaling $14.5 million, representing 1,517,555 common stock warrants; (2) accrual and payment of cash dividends on common and preferred stock totaling $3.2 million during the first three months of 2011; (3) noncredit-related impairment loss on investment securities amounted to $3.0 million; (4) foreign currency translation adjustments, net of tax, of $732 thousand; and (5) purchase of treasury shares related to vested restricted stock amounting to $548 thousand, representing 23,676 shares.

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital.

Warrants

During 2008, in conjunction with the Series B preferred stock offering, the Company issued to the U.S. Treasury warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million. The warrants could be exercised at any time on or before December 5, 2018. On January 26, 2011, the Company repurchased the 1,517,555 warrants outstanding for $14.5 million.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.” At March 31, 2011, the Bank’s Tier I and total capital ratios were 15.6% and 17.3%, respectively, compared to 15.7% and 17.4%, respectively, at December 31, 2010.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at March 31, 2011, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements

Total Capital (to Risk-Weighted Assets)	17.7%	17.3%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	15.9%	15.6%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.3%	9.1%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans and securities. In addition, government programs, such as the FDIC’s Temporary Liquidity Guarantee Program, may influence deposit behavior. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the first quarter of 2011, we experienced net cash inflows from operating activities of $158.3 million, compared to net cash inflows of $261.2 million for the first quarter of 2010.

Net cash outflows from investing activities totaled $354.1 million for the first quarter of 2011 compared with net cash inflows of $455.0 million for the first quarter of 2010. Net cash outflows from investing activities for the first quarter of 2011 were due primarily from purchases of investment securities, securities purchased under resale agreements and purchases of loans receivable. These factors were partially offset by the repayments, maturities and redemptions of investment securities and proceeds from the sales of investment securities and proceeds from sales of loans held for sale originated for investment. Net cash inflows from investing activities for the first quarter of 2010 were due primarily to the proceeds from the sale of investment securities, collections on covered loans and repayments, maturities and redemptions of investment securities. These factors were partially offset by the purchase of securities purchased under resale agreements and investment securities.

We experienced net cash inflows from financing activities of $355.9 million during the first quarter of 2011, primarily due to the increase in deposits. We experienced net cash outflows from financing activities of $435.0 million for the first quarter of 2010 primarily due to the net decrease in deposits resulting from the Company’s strategy to reduce brokered deposits.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the quarter ended March 31, 2011, total dividends paid by the Bank to the Company amounted to $50.0 million. For the quarter ended March 31, 2010, no dividends were paid by the Bank to the Company.

On April 26, 2011, the Company’s Board of Directors approved the declaration of second quarter 2011 dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend was payable on or about May 1, 2011 to shareholders of record as of April 15, 2011. Additionally, the Board declared a dividend of $0.05 per share on the Company’s common stock payable on or about May 24, 2011 to shareholders of record as of May 10, 2011.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2011 and December 31, 2010, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2011	2010	2011	2010
+200	2.7%	(0.4)%	(3.4)%	1.5%
+100	0.5%	(1.6)%	(2.1)%	0.4%
-100	3.7%	6.8%	1.5%	0.5%
-200	3.6%	7.1%	(1.2)%	(0.9)%
____________________________

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2011 and December 31, 2010. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. At March 31, 2011 and December 31, 2010, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2011. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Repricing Date by Year							March 31,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2011
	(Dollars in thousands)
Assets:
CD investments	$346,772	$1,335	$—	$250	$—	$—	$348,357	$349,537
Average yield (fixed rate)	2.58%	1.78%	—	4.00%	—	—	2.58%
Short-term investments(1)	$821,155	$—	$—	$—	$—	$—	$821,155	$821,155
Weighted average rate	0.50%	—	—	—	—	—	0.50%
Securities purchased under resale agreements	$670,066	$—	$—	$—	$—	$300,000	$970,066	$990,712
Weighted average rate	1.21%	—	—	—	—	4.89%	2.35%
Investment securities	$854,838	$406,532	$428,830	$430,926	$316,172	$493,678	$2,930,976	$2,930,976
Weighted average rate	2.90%	4.09%	2.64%	2.77%	3.82%	3.77%	3.25%
Investment securities available-for-sale (fixed rate)	$52,598	$169,373	$409,917	$417,360	$306,856	$410,207	$1,766,311	$1,766,311
Weighted average rate	3.82%	2.80%	2.53%	2.69%	3.77%	3.94%	3.17%
Investment securities available-for-sale (floating rate)(2)	$802,240	$237,159	$18,913	$13,566	$9,316	$83,471	$1,164,665	$1,164,665
Weighted average rate	2.84%	5.01%	5.08%	5.35%	5.45%	2.94%	3.38%
Total covered gross loans	$4,239,890	$644,411	$327,272	$187,509	$99,784	$172,545	$5,671,411	$5,487,289
Weighted average rate	5.37%	6.53%	6.31%	6.29%	6.36%	6.45%	5.64%
Total non-covered gross loans	$6,986,527	$638,293	$409,923	$207,844	$181,297	$535,171	$8,959,055	$8,849,392
Weighted average rate	5.18%	5.93%	5.89%	6.04%	5.95%	5.14%	5.30%

Liabilities:
Checking accounts	$808,070	$—	$—	$—	$—	$—	$808,070	$667,588
Weighted average rate	0.39%	—	—	—	—	—	0.39%
Money market accounts	$4,362,483	$—	$—	$—	$—	$—	$4,362,483	$4,136,133
Weighted average rate	0.63%	—	—	—	—	—	0.63%
Savings deposits	$984,552	$—	$—	$—	$—	$—	$984,552	$816,871
Weighted average rate	0.35%	—	—	—	—	—	0.35%
Time deposits	$6,488,666	$683,274	$60,521	$31,425	$67,111	$7	$7,331,004	$7,339,084
Weighted average rate	1.06%	1.46%	1.77%	1.88%	1.56%	3.02%	1.11%
Short-term borrowings	$22	$—	$—	$—	$—	$—	$22	$22
Weighted average rate	0.12%	—	—	—	—	—	0.12%
FHLB advances	$145,000	$100,000	$125,000	$—	$50,000	$325,000	$745,000	$799,531
Weighted average rate	2.19%	4.64%	4.43%	—	4.46%	4.04%	3.85%
Short-term repurchase agreements	$86,019	$—	$—	$—	$—	$—	$86,019	$86,020
Weighted average rate	0.52%	—	—	—	—	—	0.52%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$—	$—	$245,000	$700,000	$945,000	$1,145,261
Weighted average rate	—	—	—	—	4.49%	4.91%	4.80%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000	$54,019
Weighted average rate	4.15%	—	—	—	—	—	4.15%
Subordinated notes (variable rate)	$75,000	$—	$—	$—	$—	$—	$75,000	$58,620
Weighted average rate	1.41%	—	—	—	—	—	1.41%
Junior subordinated debt (fixed rate)	$—	$—	$—	$—	$—	$21,392	$21,392	$29,494
Weighted average rate	—	—	—	—	—	10.91%	10.91%
Junior subordinated debt (variable rate)	$139,178	$—	$—	$—	$—	$—	$139,178	$43,960
Weighted average rate	2.06%	—	—	—	—	—	2.06%
Other borrowing (variable rate)	$11,250	$—	$—	$—	$—	$68,759	$80,009	79,714
Weighted average rate	1.86%	—	—	—	—	—	0.26%
___________________________

(1)	Includes interest bearing non-time deposits in other banks.

(2)	Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Liability and Market Risk Management” presented elsewhere in this report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011.

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

ITEM 1A. RISK FACTORS

The Company’s 2010 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors.” There are no material changes to our risk factors as presented in the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed on Reports on Form 8-K, there were no unregistered sales of equity securities during the quarter ended March 31, 2011. The following summarizes share repurchase activities during the first quarter of 2011:

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Programs	Approximate Dollar Value in Millions of Shares that May Yet Be Purchased Under the Programs(2)
January 31, 2011	—	$—	—	$26.2
February 28, 2011	—	—	—	26.2
March 31, 2011	—	—	—	26.2

Total	—	$—	—	$26.2
___________________________

(1)	Excludes 112,252 in repurchased shares totaling $958 thousand due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)
During the first quarter of 2007, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $80.0 million of its common stock. This repurchase program has no expiration date and, to date, 1,392,176 shares totaling $53.8 million have been purchased under this program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i) Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(ii) Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(iii) Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(iv) Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(v) 101.INS	XBRL Instance Document

(vi) 101.SCH	XBRL Taxonomy Extension Schema

(vii) 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

(viii) 101.LAB	XBRL Taxonomy Extension Label Linkbase

(ix) 101.PRE	XBRL Extension Presentation Linkbase

(x) 101.DEF	XBRL Extension Definition Linkbase

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:           May 6, 2011

EAST WEST BANCORP, INC.
By: /s/ IRENE H. OH Irene H. Oh Executive Vice President and Chief Financial Officer