Form 10-Q
period 2011-06-30
EAST WEST BANCORP INC
filed 2011-08-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☑	☐	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 148,918,258 shares of common stock as of July 29, 2011.

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

PART I – FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,598,498	$1,333,949
Short-term investments	85,479	143,560
Securities purchased under resale agreements	812,281	500,000
Investment securities available-for-sale, at fair value (with amortized cost of $3,200,187 at June 30, 2011 and $2,900,410 at December 31, 2010)	3,206,108	2,875,941
Loans held for sale	326,841	220,055
Loans receivable, excluding covered loans (net of allowance for loan losses of $213,825 at June 30, 2011 and $230,408 at December 31, 2010)	9,101,174	8,430,199
Covered loans (net of allowance for loan losses of $6,731 at June 30, 2011and $4,225 at December 31, 2010)	4,356,595	4,800,876
Total loans receivable, net	13,457,769	13,231,075
FDIC indemnification asset	637,535	792,133
Other real estate owned, net	16,464	21,865
Other real estate owned covered, net	123,050	123,902
Total other real estate owned	139,514	145,767
Investment in affordable housing partnerships	177,516	155,074
Premises and equipment, net	116,746	135,919
Accrued interest receivable	88,362	82,090
Due from customers on acceptances	215,076	73,796
Premiums on deposits acquired, net	73,182	79,518
Goodwill	337,438	337,438
Other assets	600,363	594,222
TOTAL	$21,872,708	$20,700,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$3,151,660	$2,676,466
Interest-bearing	13,984,093	12,964,793
Total deposits	17,135,753	15,641,259
Federal Home Loan Bank advances	532,951	1,214,148
Securities sold under repurchase agreements	1,052,615	1,083,545
Notes payable and other borrowings	110,250	60,686
Bank acceptances outstanding	215,076	73,796
Long-term debt	225,261	235,570
Accrued expenses and other liabilities	371,470	277,602
Total liabilities	19,643,376	18,586,606

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 and 85,741 shares outstanding in 2011 and 2010, respectively.	83,027	83,058
Common stock, $0.001 par value, 200,000,000 shares authorized; 156,098,353 and 155,743,241 shares issued in 2011 and 2010, respectively; 148,751,048 and 148,542,940 shares outstanding in 2011 and 2010, respectively.	156	156
Additional paid in capital	1,431,305	1,434,277
Retained earnings	824,360	720,116
Treasury stock, at cost -- 7,347,305 shares in 2011 and 7,200,301 shares in 2010	(113,946)	(111,262)
Accumulated other comprehensive income (loss), net of tax	4,430	(12,414)
Total stockholders' equity	2,229,332	2,113,931
TOTAL	$21,872,708	$20,700,537

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$240,773	$233,783	$468,299	$521,727
Investment securities	23,253	14,741	42,110	34,917
Securities purchased under resale agreements	5,109	2,630	9,379	8,893
Investment in Federal Home Loan Bank stock	124	115	357	237
Investment in Federal Reserve Bank stock	709	762	1,418	1,419
Short-term investments	4,500	1,502	7,240	5,043
Total interest and dividend income	274,468	253,533	528,803	572,236

INTEREST EXPENSE
Customer deposit accounts	29,130	29,132	55,112	62,580
Federal Home Loan Bank advances	3,955	6,175	9,733	15,180
Securities sold under repurchase agreements	12,116	12,045	24,133	24,586
Long-term debt	1,788	1,591	3,359	3,138
Other borrowings	143	967	296	1,405
Total interest expense	47,132	49,910	92,633	106,889

Net interest income before provision for loan losses	227,336	203,623	436,170	465,347
Provision for loan losses	26,500	55,256	53,006	131,677
Net interest income after provision for loan losses	200,836	148,367	383,164	333,670

NONINTEREST INCOME
Gain on acquisition	—	19,476	—	27,571
Impairment loss on investment securities	—	(12,303)	(5,555)	(17,102)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	7,661	5,091	7,661
Net impairment loss on investment securities recognized in earnings	—	(4,642)	(464)	(9,441)
Decrease in FDIC indemnification asset and receivable	(18,806)	(9,424)	(36,249)	(52,996)
Branch fees	9,078	8,219	16,832	16,977
Net gain on sales of investment securities	1,117	5,847	3,632	21,958
Net gain on sales of fixed assets	2,169	27	2,206	52
Letters of credit fees and commissions	3,390	2,865	6,434	5,605
Ancillary loan fees	2,055	2,369	4,046	4,058
Income from life insurance policies	1,122	1,101	2,106	2,206
Net gain on sales of loans	5,891	8,073	13,301	8,073
Other operating income	6,475	1,774	11,688	3,171
Total noninterest income	12,491	35,685	23,532	27,234

NONINTEREST EXPENSE
Compensation and employee benefits	40,870	41,579	79,140	92,358
Occupancy and equipment expense	12,175	13,115	24,773	25,059
Amortization of investments in affordable housing partnerships	4,598	2,638	9,123	5,675
Amortization of premiums on deposits acquired	3,151	3,310	6,336	6,694
Deposit insurance premiums and regulatory assessments	6,833	4,528	14,024	16,109
Loan-related expenses	4,284	5,254	7,383	8,251
Other real estate owned expense	14,585	20,983	25,249	38,995
Legal expense	6,791	6,183	10,892	9,090
Prepayment penalty for FHLB advances	4,433	3,900	8,455	13,832
Data processing	2,100	3,046	4,703	5,528
Deposit-related expenses	1,373	1,133	2,532	2,142
Consulting expense	2,378	1,919	4,004	4,060
Other operating expenses	14,026	17,730	27,772	36,435
Total noninterest expense	117,597	125,318	224,386	264,228
INCOME BEFORE PROVISION FOR INCOME TAXES	95,730	58,734	182,310	96,676
PROVISION FOR INCOME TAXES	35,205	22,386	65,714	35,412
NET INCOME	60,525	36,348	116,596	61,264
PREFERRED STOCK DIVIDENDS AND AMORTIZATION OF PREFERRED STOCK DISCOUNT	1,714	6,147	3,429	12,285
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$58,811	$30,201	$113,167	$48,979

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.40	$0.21	$0.77	$0.40
DILUTED	$0.39	$0.21	$0.76	$0.34
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	147,011	146,372	146,937	123,445
DILUTED	153,347	147,131	153,349	142,134
DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.01	$0.06	$0.02

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

	Preferred Stock	Additional Paid In Capital Preferred Stock	Common Stock	Additional Paid In Capital Common Stock	Retained Earnings	Teasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity

BALANCE, JANAURY 1, 2010	$—	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659
Comprehensive income:
Net income					61,264			$61,264	61,264
Net unrealized gain on investment securities available-for-sale,net of taxes of $1,233 and reclassification of $11,331 net gain included in net income							5,962	5,962	5,962
Noncredit-related impairment loss on securities, net of tax benefits of $3,217							(4,444)	(4,444)	(4,444)
Foreign currency translation adjustments, net of tax expense of $134							185	185	185
Total comprehensive income								$62,967
Stock compensation costs				3,876					3,876
Tax provision from stock compensation plans, net				(216)					(216)
Issuance of 1,096,739 shares of common stock pursuant to various stock compensation plans and agreements			1	1,800					1,801
Conversion of 335,047 shares of Series C preferred stock into 37,103,734 shares of common stock		(325,299)	37	325,262					—
Cancellation of 200,806 shares of common stock due to forfeitures of issued restricted stock				2,444		(2,444)			—
Purchase of 23,785 shares of treasury stock due to the vesting of restricted stock						(444)			(444)
Amortization of Series B preferred stock discount		1,191			(1,191)				—
Preferred stock dividends					(11,094)				(11,094)
Common stock dividends					(2,585)				(2,585)
BALANCE, JUNE 30, 2010	$—	$369,695	$155	$1,424,213	$650,617	$(108,018)	$2,302		$2,338,964

BALANCE, JANAURY 1, 2011	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)		$2,113,931
Comprehensive income:
Net income					116,596			$116,596	116,596
Net unrealized gain on investment securities available-for-sale, net of taxes of $14,817 and reclassification of $5,468 net loss included in net income							20,461	20,461	20,461
Noncredit-related impairment loss on securities, net of tax benefits of $2,139							(2,952)	(2,952)	(2,952)
Foreign currency translation adjustments, net of tax benefits of $482							(665)	(665)	(665)
Total comprehensive income								$133,440
Stock compensation costs				5,570					5,570
Tax benefit from stock compensation plans, net				474					474
Issuance of 353,098 shares of common stock pursuant to various stock compensation plans and agreements				3,341					3,341
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31					—
Cancellation of 122,170 shares of common stock due to forfeitures of issued restricted stock				2,112		(2,112)			—
Purchase of 24,834 shares of treasury stock due to the vesting of restricted stock						(572)			(572)
Preferred stock dividends					(3,429)				(3,429)
Common stock dividends					(8,923)				(8,923)
Repurchase of 1,517,555 common stock warrants				(14,500)					(14,500)
BALANCE, JUNE 30, 2011	$—	$83,027	$156	$1,431,305	$824,360	$(113,946)	$4,430		$2,229,332

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,596	$61,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,708	33,563
(Accretion) of discount and amortization of premiums, net	(101,894)	(140,678)
Decrease in FDIC indemnification asset and receivable	36,249	59,239
Gain on acquisition	—	(27,571)
Stock compensation costs	5,570	3,876
Deferred tax expense	63,616	28,373
Provision for loan losses	53,006	131,677
Impairment on other real estate owned	19,655	28,840
Net gain on sales of investment securities, loans and other assets	(19,518)	(28,814)
Originations of loans held for sale	(6,884)	(17,717)
Proceeds from sales of loans held for sale	8,081	22,762
Prepayment penalty for Federal Home Loan Bank advances	8,455	13,832
Net proceeds from FDIC shared-loss agreements	101,102	176,770
Net change in accrued interest receivable and other assets	(129,150)	3,391
Net change in accrued expenses and other liabilities	156,015	152,235
Other net operating activities	(1,653)	9,657

Total adjustments	223,358	449,435

Net cash provided by operating activities	339,954	510,699

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in WFIB acquisition	—	67,186
Net (increase) decrease in loans	(396,027)	656,906
Net decrease in short-term investments	58,081	8,584
Purchases of:
Securities purchased under resale agreements	(418,369)	(450,000)
Investment securities available-for-sale	(1,385,644)	(1,895,119)
Loans receivable	(463,981)	(370,339)
Federal Reserve Bank stock	—	(10,500)
Premises and equipment	(2,199)	(82,353)
Investments in affordable housing partnerships	(17,444)	(29,959)
Proceeds from sale of:
Investment securities available-for-sale	527,823	863,565
Securities purchased under resale agreements	—	450,000
Loans receivable	125,288	286,210
Loans held for sale originated for investment	368,478	—
Other real estate owned	74,004	46,142
Premises and equipment	9,111	44
Repayments, maturities and redemptions of investment securities available-for-sale	561,711	1,573,368
Paydowns and maturities of securities purchased under resale agreements	106,088	—
Redemption of Federal Home Loan Bank stock	12,903	6,770
Net cash (used in) provided by investing activities	(840,177)	1,120,505

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	1,495,126	(464,829)
Short-term borrowings	(5,930)	7,742
Proceeds from:
FHLB advances	—	350,000
Issuance of common stock pursuant to various stock plans and agreements	3,341	1,801
Payment for:
Repayment of FHLB advances	(683,130)	(1,215,812)
Repayment of long-term debt	(10,309)	—
Repayment of notes payable and other borrowings	(6,250)	—
Repurchase of common stock warrants	(14,500)	—
Cash dividends	(12,352)	(13,679)
Other net financing activities	(98)	(660)
Net cash provided by (used in) financing activities	765,898	(1,335,437)

Effect of exchange rate changes on cash and cash equivalents	(1,126)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	264,549	295,767
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,333,949	1,099,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,598,498	$1,394,851

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$92,622	$109,749
Income tax payments, net of refunds	12,587	18,828
Noncash investing and financing activities:
Transfers to other real estate owned/affordable housing investments	104,842	132,102
Conversion of preferred stock to common stock	31	325,299
Loans to facilitate sales of other real estate owned	7,562	1,167
Loans to facilitate sales of loans	17,416	35,652
Loans to facilitate sales of premises and equipment	11,100	—
Loans transferred to loans held for sale	479,582	381,433

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Derivative Financial Instruments—As part of its asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks. All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the condensed consolidated balance sheet at fair value with the change in fair value reported in earnings. When master netting agreements exist, the Company nets counterparty positions with any cash collateral received or delivered.

The Company's interest rate swaps on certain certificates of deposit qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging. The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating the derivative contract as a "fair value hedge" which is a hedge of a recognized asset or liability. All derivatives designated as fair value hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Both at inception and quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retroactive effectiveness is also assessed as well as the continued expectation that the hedge will remain effective prospectively. Any ineffective portion of the changes of fair value hedges is recognized immediately in interest expense in the condensed consolidated statements of income.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value, (ii) a derivative expires or is sold, terminated, or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge derivative instrument is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged liability would be subsequently accounted for in the same manner as other components of the carrying amount of that liability. For interest-bearing liabilities, such adjustments would be amortized into earnings over the remaining life of the respective liability.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance on the two conditions that must exist in evaluating whether a restructuring constitutes a troubled debt restructuring:  that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. In addition, ASU 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Additionally, ASU 2011-02 finalizes the effective date for the disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company is currently assessing the effect of the adoption of ASU 2011-02 on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 removes the transferor's ability criterion from the consideration of effective control for repos and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The FASB indicates that eliminating the transferor's ability criterion and related implementation guidance from an entity's assessment of effective control should improve the accounting for repos and other similar transactions. The amendments in ASU 2011-03 are effective for the first interim or annual period beginning on or after December 15, 2011 and are to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect the adoption of ASU 2011-03 to have a material effect on its condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 addresses convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in ASU 2011-04 are effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its condensed consolidated financial statements.

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

The Company records investment securities available-for-sale, equity swap agreements, derivative liabilities, foreign exchange options and interest rate swaps at fair value on a recurring basis. Certain other assets such as mortgage servicing assets, impaired loans, other real estate owned, loans held for sale, goodwill, premiums on acquired deposits and other investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of June 30, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 2 during the first half of 2011. There were also no transfers in and out of Levels 1 and 3 or Levels 2 and 3 during the first half of 2011.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of June 30, 2011

	Fair Value Measurements June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,625	$20,625	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,205,620	—	1,205,620	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	24,334	—	24,334	—
Residential mortgage-backed securities	765,298	—	765,298	—
Municipal securities	32,880	—	32,880	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,121,835	—	1,121,835	—
Non-investment grade	16,497	—	14,044	2,453
Other securities	19,019	—	19,019	—
Total investment securities available-for-sale	$3,206,108	$20,625	$3,183,030	$2,453
Equity swap agreements	$201	$—	$201	$—
Foreign exchange options	4,932	—	4,932	—
Interest rate swaps	6,176	—	6,176	—
Derivative liabilities	(10,626)	—	(7,379)	(3,247)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,454	$20,454	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,333,465	—	1,333,465	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	19,132	—	19,132	—
Residential mortgage-backed securities	306,714	—	306,714	—
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	6,254	—	—	6,254
Corporate debt securities:
Investment grade	1,056,867	—	1,056,867	—
Non-investment grade	38,730	—	35,957	2,773
Other securities	94,325	—	94,325	—
Total investment securities available-for-sale	$2,875,941	$20,454	$2,846,460	$9,027
Equity swap agreements	$206	$—	$206	$—
Foreign exchange options	5,084	—	5,084	—
Interest rate swaps	13	—	13	—
Derivative liabilities	(3,463)	—	(14)	(3,449)

	Assets Measured at Fair Value on a Non-Recurring Basis as of and for the Three Months Ended June 30, 2011
	Fair Value Measurements as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2011
	(In thousands)
Non-covered impaired loans:
Total residential	$3,898	$—	$—	$3,898	$(715)
Total commercial real estate	28,936	—	—	28,936	(16,933)
Total commercial and industrial	6,795	—	—	6,795	2,487
Total consumer	—	—	—	—	—
Total non-covered impaired loans	$39,629	$—	$—	$39,629	$(15,161)

Mortgage servicing assets (single-family, multifamily and commercial)	$13,772	$—	$—	$13,772	$(238)
Non-covered OREO	$7,034	$—	$7,034	$—	$(460)
Covered OREO(1)	$46,333	$—	$46,333	$—	$(9,148)
Loans held for sale	$—	$—	$—	$—	$—

	Assets Measured at Fair Value on a Non-Recurring Basis as of and for the Three Months Ended June 30, 2010
	Fair Value Measurements as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2010
	(In thousands)
Non-covered impaired loans:
Total residential	$11,892	$—	$—	$11,892	$(4,714)
Total commercial real estate	58,277	—	—	58,277	(15,427)
Total commercial and industrial	3,698	—	—	3,698	(3,158)
Total consumer	—	—	—	—	(350)
Total non-covered impaired loans	$73,867	$—	$—	$73,867	$(23,649)

Mortgage servicing assets (single-family, multifamily and commercial)	$18,233	$—	$—	$18,233	$(30)
Non-covered OREO	$6,206	$—	$6,206	$—	$(666)
Covered OREO(1)	$42,676	$—	$42,676	$—	$(14,881)
Loans held for sale	$—	$—	$—	$—	$—
_____________________

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $9.1 million in losses, or $1.8 million, and 20% of the $14.9 million in losses, or $3.0 million, for the three months ended June 30, 2011 and 2010, respectively.

	Assets Measured at Fair Value on a Non-Recurring Basis as of and for the Six Months Ended June 30, 2011
	Fair Value Measurements as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Six Months Ended June 30, 2011
	(In thousands)
Non-covered impaired loans:
Total residential	$5,540	$—	$—	$5,540	$(1,502)
Total commercial real estate	33,480	—	—	33,480	(20,708)
Total commercial and industrial	3,968	—	—	3,968	(4,562)
Total consumer	272	—	—	272	(178)
Total non-covered impaired loans	$43,260	$—	$—	$43,260	$(26,950)

Mortgage servicing assets (single-family, multifamily and commercial)	$13,772	$—	$—	$13,772	$(463)
Non-covered OREO	$13,656	$—	$13,656	$—	$(1,512)
Covered OREO(1)	$93,097	$—	$93,097	$—	$(15,403)
Loans held for sale	$11,493	$—	$—	$11,493	$(4,722)

	Assets Measured at Fair Value on a Non-Recurring Basis as of and for the Six Months Ended June 30, 2010
	Fair Value Measurements as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Six Months Ended June 30, 2010
	(In thousands)
Non-covered impaired loans:
Total residential	$15,622	$—	$—	$15,622	$(5,869)
Total commercial real estate	73,884	—	—	73,884	(27,614)
Total commercial and industrial	8,097	—	—	8,097	(6,549)
Total consumer	—	—	—	—	(432)
Total non-covered impaired loans	$97,603	$—	$—	$97,603	$(40,464)

Mortgage servicing assets (single-family, multifamily and commercial)	$18,233	$—	$—	$18,233	$(64)
Non-covered OREO	$6,746	$—	$6,746	$—	$(2,913)
Covered OREO(1)	$55,374	$—	$55,374	$—	$(25,927)
Loans held for sale	$2,456	$—	$—	$2,456	$(994)
_____________________

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $15.4 million in losses, or $3.1 million, and 20% of the $25.9 million in losses, or $5.2 million, for the six months ended June 30, 2011 and 2010, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010:

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities,	Corporate Debt Securities
	Total	Non- Investment Grade	Investment Grade	Non- Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, April 1, 2011	$2,379	$—	$—	$2,379	$(3,270)
Total gains or (losses):(1)
Included in earnings	—	—	—	—	23
Included in accumulated other comprehensive loss (unrealized)(2)	11	—	—	11	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	63	—	—	63	—
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—	—
Ending balance, June 30, 2011	$2,453	$—	$—	$2,453	$(3,247)
Changes in unrealized losses included in earnings relatingto assets and liabilities still held at June 30, 2011	$—	$—	$—	$—	$(178)

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities,	Corporate Debt Securities
	Total	Non- Investment Grade	Investment Grade	Non- Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, April 1, 2010	$15,740	$12,203	$1,440	$2,097	$(5,955)
Total gains or (losses):(1)
Included in earnings	(1,977)	435	2	(2,414)	(163)
Included in accumulated other comprehensiveloss (unrealized)(2)	1,806	298	(157)	1,665	—
Purchases, issuances, sales, settlements (3)	(219)	(430)	(3)	214	4,230
Transfer from investment grade to non-investment grade	—	—	(1,282)	1,282	—
Transfers in and/or out of Level 3(4)	—	—	—	—	—
Ending balance, June 30, 2010	$15,350	$12,506	$—	$2,844	$(1,888)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at June 30, 2010	$(2,421)	$—	$—	$(2,421)	$163
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

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities,	Corporate Debt Securities
	Total	Non- Investment Grade	Investment Grade	Non- Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2011	$9,027	$6,254	$—	$2,773	$(3,449)
Total gains or (losses):(1)
Included in earnings	(6,124)	(5,660)	—	(464)	202
Included in accumulated other comprehensive loss (unrealized)(2)	8,846	8,763	—	83	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(9,357)	(9,357)	—	—	—
Settlements	61	—	—	61	—
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—	—
Ending balance, June 30, 2011	$2,453	$—	$—	$2,453	$(3,247)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at June 30, 2011	$464	$—	$—	$464	$(29)

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities,	Corporate Debt Securities
	Total	Non- Investment Grade	Investment Grade	Non- Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, January 1, 2010	$15,671	$12,738	$978	$1,955	$(14,185)
Total gains or (losses):(1)
Included in earnings	(6,727)	435	5	(7,167)	(166)
Included in accumulated other comprehensive loss (unrealized)(2)	6,541	(237)	308	6,470	—
Purchases, issuances, sales, settlements (3)	(135)	(430)	(9)	304	12,463
Transfer from investment grade to non-investment grade	—	—	(1,282)	1,282	—
Transfers in and/or out of Level 3(4)	—	—	—	—	—
Ending balance, June 30, 2010	$15,350	$12,506	$—	$2,844	$(1,888)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at June 30, 2010	$(7,220)	$—	$—	$(7,220)	$166
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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit quality and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. The losses recorded in the period are recognized in noninterest income.

Equity Swap Agreements—The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate, and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a nominal adjustment to the valuation of the equity swap agreements for the six months ended June 30, 2011. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party that the Company places reliance on.

Derivatives Liabilities—The Company’s derivatives liabilities include derivatives payable that falls within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in either the HSCEI or based on changes in the Chinese currency Renminbi (“RMB”), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company’s consideration of its own credit risk resulted in a nominal adjustment to the valuation of the derivative liabilities for the six months ended June 30, 2011. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The Level 2 derivative liabilities are mostly comprised of the off-setting interest rate swaps. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Foreign Exchange Options—The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to the maturity. The Company’s consideration of the counterparty’s credit risk resulted in a $0.2 million adjustment to the valuation of the foreign exchange options for the six months ended June 30, 2011. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps—The Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a $0.3 million adjustment as of June 30, 2011. The valuation of the interest swaps falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of the derivative contracts.

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

Other Real Estate Owned—The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions, or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $16.5 million and the covered OREO balance of $123.1 million are included in the condensed consolidated balance sheets as of June 30, 2011.

Loans Held for Sale—The Company’s loans held for sale are carried at the lower of cost or market value. These loans are currently comprised of mostly student loans. For those loans, the fair value of loans held for sale is derived from current market prices and comparative current sales. For the remainder of the loans held for sale, which fall within Level 3, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports on the loans underlying collateral. As such, the Company records any fair value adjustments on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount or Notional Amount	Estimated Fair Value	Carrying Amount or Notional Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,598,498	$1,598,498	$1,333,949	$1,333,949
Short-term investments	85,479	85,479	143,560	143,560
Securities purchased under resale agreements	812,281	844,627	500,000	505,826
Investment securities available-for-sale	3,206,108	3,206,108	2,875,941	2,875,941
Loans held for sale	326,841	335,545	220,055	225,221
Loans receivable, net	13,457,769	12,997,901	13,231,075	13,043,932
Investment in Federal Home Loan Bank stock	149,902	149,902	162,805	162,805
Investment in Federal Reserve Bank stock	47,285	47,285	47,285	47,285
Accrued interest receivable	88,362	88,362	82,090	82,090
Equity swap agreements	22,709	201	22,884	206
Foreign exchange options	85,614	4,932	85,614	5,084
Interest rate swaps	325,734	6,176	4,098	13

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	9,354,638	8,229,609	8,875,806	7,896,736
Time deposits	7,781,115	7,818,345	6,765,453	6,762,892
Federal Home Loan Bank advances	532,951	544,833	1,214,148	1,199,151
Securities sold under repurchase agreements	1,052,615	1,253,628	1,083,545	1,296,522
Notes payable	80,326	80,326	49,690	49,690
Accrued interest payable	13,808	13,808	13,797	13,797
Long-term debt	225,261	121,202	235,570	125,633
Derivative liabilities	401,920	10,626	79,640	3,463

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

Loans Held for Sale—The fair value of loans held for sale is derived from current market prices and comparative current sales. For loans held for sale, which fall within Level 3, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports.

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

Equity Swap Agreements—The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate, and time remaining to maturity. We also considered the counterparty’s credit risk in determining the fair value.

Foreign Exchange Options—The fair value of the derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, and time remaining to maturity. We also considered the counterparty’s credit risk in determining the fair value.

Interest Rate Swaps—The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value.

Customer Deposit Accounts—The fair value of customer deposit accounts is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve, plus spread, if any. For core deposits (demand, savings, and money market deposits), the cash outflows are projected by the decay rate based on the Bank’s core deposit premium study and are discounted using the London Interbank Offered Rate (“LIBOR”) yield curve. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread.

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

Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At June 30, 2011 and December 31, 2010, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument.

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

Derivatives Liabilities—The Company’s derivatives liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in either the HSCEI or based on changes in the RMB, as designated. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation. The other derivative liabilities are mostly comprised of the off-setting interest rate swaps. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2011, total compensation expense recognized in the condensed consolidated statements of income related to stock options and restricted stock awards reduced income before taxes by $3.3 million and $5.6 million, respectively, and net income by $1.9 million and $3.2 million, respectively.

During the three and six months ended June 30, 2010, total compensation expense recognized in the condensed consolidated statements of income related to stock options and restricted stock awards reduced income before taxes by $1.6 million and $3.9 million, respectively, and net income by $908 thousand and $2.2 million, respectively.

The Company received $2.9 million and $1.5 million as of June 30, 2011 and June 30, 2010, respectively, in cash proceeds from stock option exercises. The net tax benefit (provision) recognized in equity for stock compensation plans was $474 thousand and $(216) thousand for June 30, 2011 and June 30, 2010, respectively.

As of June 30, 2011, there are 4,994,702 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at beginning of period	1,438,979	$24.21
Granted	8,654	23.11
Exercised	(228,160)	12.68
Forfeited	(79,463)	26.36
Outstanding at end of period	1,140,010	$26.36	2.46 years	$1,633
Vested or expected to vest at end of period	1,127,526	$26.45	2.44 years	$1,585
Exercisable at end of period	946,474	$27.98	2.15 years	$1,155

A summary of changes in unvested stock options and related information for the six months ended June 30, 2011 is presented below:

Unvested Options	Shares	Weighted Average Grant Date Fair Value (per share)

Unvested at January 1, 2011	416,851	$5.04
Granted	8,654	13.21
Vested	(225,582)	5.60
Forfeited	(6,387)	4.69

Unvested at June 30, 2011	193,536	$4.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011(5)	2010(5)	2011	2010(5)

Expected term(1)	N/A	N/A	4 years	N/A
Expected volatility(2)	N/A	N/A	78.1%	N/A
Expected dividend yield(3)	N/A	N/A	0.2%	N/A
Risk-free interest rate(4)	N/A	N/A	1.6%	N/A
_______________________
(1)	The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
(2)	The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.
(3)	The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.
(4)	The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.
(5)	The Company did not issue any stock options during the three months ended June 30, 2011 and the six months ended June 30, 2010.

During the three and six months ended June 30, 2011 and 2010, information related to stock options is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average grant date fair value of stock options granted during the period(1)	$—	$—	$13.21	$—
Total intrinsic value of options exercised (in thousands)	$855	$359	$2,052	$636
Total fair value of options vested (in thousands)	$119	$404	$1,263	$2,076
____________________
(1)	The Company did not issue any stock options during the three months ended June 30, 2011 and the six months ended June 30, 2010.

As of June 30, 2011, total unrecognized compensation cost related to stock options amounted to $552 thousand. The cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees. The restricted stock awards fully vest after three to five years of continued employment from the date of grant; some of the awards are also subject to achievement of certain established financial goals. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate prior to the lapsing of restrictions or if established financial goals are not achieved. The Company records forfeitures of issued restricted stock as treasury share repurchases.

A summary of the activity for restricted stock awards as of June 30, 2011, including changes during the six months then ended, is presented below:

	Shares	Weighted Average Price

Outstanding unvested at beginning of period	1,789,498	$17.09
Granted	487,934	22.67
Vested	(114,318)	30.14
Forfeited	(138,594)	18.01
Outstanding unvested at end of period	2,024,520	$17.64

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of restricted stock awards granted during the six months ended June 30, 2011 and 2010 were $22.67 and $16.90, respectively. The total fair value of restricted stock awards vested for the three months ended June 30, 2011 and June 30, 2010 was $846 thousand and $409 thousand, respectively. The total fair value of restricted stock awards vested for the six months ended June 30, 2011 and June 30, 2010 was $2.5 million and $1.7 million, respectively.

As of June 30, 2011, total unrecognized compensation cost related to restricted stock awards amounted to $23.9 million. This cost is expected to be recognized over a weighted average period of 2.3 years.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of June 30, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$19,870	$755	$—	$20,625
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,206,670	2,744	(3,794)	1,205,620
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	23,709	625	—	24,334
Residential mortgage-backed securities	746,942	18,660	(304)	765,298
Municipal securities	32,145	822	(87)	32,880
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,125,985	8,390	(12,540)	1,121,835
Non-investment grade(1)	26,181	—	(9,684)	16,497
Other securities	18,685	346	(12)	19,019
Total investment securities available-for-sale	$3,200,187	$32,342	$(26,421)	$3,206,108

As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$19,847	$607	$—	$20,454
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,349,289	2,297	(18,121)	1,333,465
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	18,620	512	—	19,132
Residential mortgage-backed securities	295,140	11,574	—	306,714
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	14,996	—	(8,742)	6,254
Corporate debt securities:
Investment grade	1,056,537	9,095	(8,765)	1,056,867
Non-investment grade	50,015	31	(11,316)	38,730
Other securities	95,966	267	(1,908)	94,325
Total investment securities available-for-sale	$2,900,410	$24,383	$(48,852)	$2,875,941
_______________________
(1)
For the six months ended June 30, 2011, the Company recorded $464 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income. The Company recorded $16.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $15.4 million of the non-credit portion of OTTI for pooled trust preferred securities and other mortgage-backed securities in other comprehensive income for the year ended December 31, 2010.

The Company did not have any investment securities held-to-maturity as of June 30, 2011 and December 31, 2010.

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

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended June 30,
	2011	2010
	(In thousands)

Beginning balance, April 1	$115,243	$112,470
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	2,421
Reduction for securities sold	—	—
Ending balance	$115,243	$114,891

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Beginning balance, January 1	$124,340	$107,671
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	464	7,220
Reduction for securities sold	(9,561)	—
Ending balance	$115,243	$114,891

As of June 30, 2011, the Company’s investment portfolio had a net unrealized gain of $5.9 million compared to a net unrealized loss of $24.5 million at December 31, 2010. The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of June 30, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	428,712	(3,794)	—	—	428,712	(3,794)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	101,766	(304)	—	—	101,766	(304)
Municipal securities	5,479	(87)	—	—	5,479	(87)
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	—	—	—	—
Corporate debt securities:
Investment grade	650,004	(12,088)	39,531	(452)	689,535	(12,540)
Non-investment grade	5,786	(178)	10,710	(9,506)	16,496	(9,684)
Other securities	1,960	(12)	—	—	1,960	(12)
Total investment securities available-for-sale	$1,193,707	$(16,463)	$50,241	$(9,958)	$1,243,948	$(26,421)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	935,654	(18,121)			935,645	(18,121)
U.S. Government agency and U.S. Government sponsored enterprise mortgage backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	6,254	(8,742)	6,254	(8,742)
Corporate debt securities:
Investment grade	656,434	(8,765)	—	—	656,434	(8,765)
Non-investment grade	24,105	(623)	9,926	(10,693)	34,031	(11,316)
Other securities	76,692	(1,908)	—	—	76,692	(1,908)
Total investment securities available-for-sale	$1,692,885	$(29,417)	$16,180	$(19,435)	$1,709,065	$(48,852)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to investment grade corporate debt securities. As of June 30, 2011, the Company had $1.12 billion in investment grade corporate debt securities available-for-sale, representing 35% of the total investment securities available-for-sale portfolio.

As of June 30, 2011, there were eight individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of five trust preferred securities with a total fair value of $10.7 million and three investment grade corporate debt security with a fair value of $39.5 million. As of June 30, 2011, there were also 96 securities, not including the 8 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position include 64 investment grade corporate debt securities, 15 government agency securities, 10 residential mortgage-backed securities, 4 municipal securities, 1 non-investment grade corporate debt security and 2 other securities. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of June 30, 2011.

Corporate Debt Securities

The unrealized losses related to securities that have been in a continuous loss position of twelve months or longer is related to five pooled trust preferred debt securities that are non-investment graded and three investment grade corporate debt security. As of June 30, 2011, these pooled trust preferred securities had an estimated fair value of $10.7 million, representing less than 1% of the total investment securities available-for-sale portfolio. One security was downgraded to non-investment grade during the second quarter of 2010. As of June 30, 2011, these non-investment grade pooled trust preferred debt securities had gross unrealized losses amounting to $9.5 million, or 47% of the total amortized cost basis of these securities, comprised of $4.4 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of June 30, 2011 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $464 thousand on our portfolio of pooled trust preferred securities during the first half of 2011 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

As of June 30, 2011, the Company also had three investment grade corporate debt securities with a fair value of $39.5 million, with a gross unrealized loss of $452 thousand, or 1% of the amortized cost basis of these securities, for more than twelve months. The Company did not have other-than-temporary impairment recognized in earnings on these securities.

The scheduled maturities of investment securities at June 30, 2011 are presented as follows:

	Amortized Cost	Estimated Fair Value

	(In thousands)

Due within one year	$1,313,357	$1,309,062
Due after one year through five years	350,888	353,157
Due after five years through ten years	767,516	761,926
Due after ten years	768,426	781,963
Total investment securities available-for-sale	$3,200,187	$3,206,108

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value and balance sheet classification of derivative instruments as of June 30, 2011 and December 31, 2010. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Fair Values of Derivative Instruments
	June 30, 2011			December 31, 2010
	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$100,000	$292	$374	$—	$—	$—
Total derivatives designated as hedging instruments	$100,000	$292	$374	$—	$—	$—

Derivatives not designated as hedging instruments:
Equity swap agreements	$22,709	$201	$202	$22,884	$206	$210
Foreign exchange options	85,614	4,932	3,045	85,614	5,084	3,239
Interest rate swaps	275,734	5,884	6,155	4,098	13	14
Short-term call option	235,099	—	850	—	—	—
Total derivatives not designated as hedging instruments	$619,156	$11,017	$10,252	$112,596	$5,303	$3,463
_______________________

(1)
Derivative assets, which are a component of other assets, include the estimated gain to settle a derivative contract. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit—The Company is exposed to changes in the fair value of certain of its fixed-rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. During the three month period ended June 30, 2011, the Company entered into two $50.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of two $50.0 million fixed-rate certificates of deposit with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2011, the total notional amount of the interest rate swaps on the certificates of deposit was $100.0 million, and the fair value of one interest rate swap amounted to a $292 thousand asset and the other interest rate swap a $374 thousand derivative liability. During the three months ended June 30, 2011, the Company recognized a net loss of $82 thousand in interest expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $478 thousand for the three months ended June 30, 2011 related to net settlements on the derivatives.

Derivatives Not Designated as Hedging Instruments

Equity Swap Agreements—In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the condensed consolidated statements of income. As of June 30, 2011 and December 31, 2010, the notional amounts of the equity swap agreements totaled $22.7 million and $22.9 million, respectively.

The fair values of the equity swap agreements and embedded derivative liability for these derivative contracts amounted to $201 thousand and $202 thousand, respectively, as of June 30, 2011, compared to $206 thousand and $210 thousand, respectively, as of December 31, 2010.

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

As of June 30, 2011 and December 31, 2010 the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $4.9 million asset and a $3.0 million liability as of June 30, 2011. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.1 million asset and $3.2 million liability as of December 31, 2010.

Interest Rate Swaps—Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against a newly launched interest rate swap product offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of June 30, 2011 and December 31, 2010 the notional amount of the interest rate swaps with the institutional counterparties totaled $275.7 million and $4.1 million, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $5.9 million asset and $6.2 million liability, respectively, as of June 30, 2011. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $13 thousand asset and $14 thousand liability, respectively, as of December 31, 2010.

Short-term Call Option—In June 2011, the Company sold a call option to a major investment brokerage firm to buy $235.1 million of student loans with an expiration date of August 15, 2011. Due to the short-term nature of the option, its carrying value of $850 thousand liability approximates its fair value at June 30, 2011. As disclosed in Note 14 to the Company’s condensed consolidated financial statements, in July 2011, the Company entered into a transaction with the major investment brokerage firm to sell the student loans.

Short-term Foreign Exchange Contracts—The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of June 30, 2011, the notional amount of the foreign exchange contracts totaled $578.1 million. The fair values of the foreign exchange contracts were immaterial as of June 30, 2011.

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Condensed Consolidated Statements of Income	2011	2010	2011	2010
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$1,218	$—	$1,218	$—
	Total net income	$1,218	$—	$1,218	$—

Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$1	$(52)	$3	$(48)
Foreign exchange options	Noninterest income	99	215	(10)	214
Foreign exchange options	Noninterest expense	34	—	52	—
Interest rate swaps	Noninterest income	(210)	—	(270)	—
Short-term call option		—	—	—	—
	Total net (expense) income	$(76)	$163	$(225)	$166

Credit Risk-Related Contingent Features—The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with some of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company was issued a notice of prompt corrective action.

As of June 30, 2011 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.0 million. If the Company had breached any of these provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of June 30, 2011, the Company’s estimate for this liability for WFIB and UCB is $7.0 million.

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

The carrying amounts and the composition of the covered loans as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Real estate loans:
Residential single-family	$497,846	$553,541
Residential multifamily	1,008,114	1,093,331
Commercial and industrial real estate	1,958,440	2,085,674
Construction and land	791,698	1,043,717
Total real estate loans	4,256,098	4,776,263
Other loans:
Commercial business	949,368	1,072,020
Other consumer	104,161	107,490
Total other loans	1,053,529	1,179,510
Total principal balance	5,309,627	5,955,773
Covered discount	(946,301)	(1,150,672)
Net valuation of loans	4,363,326	4,805,101
Allowance on covered loans	(6,731)	(4,225)
Total covered loans, net	$4,356,595	$4,800,876

Credit Quality Indicators—The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. The covered loans have the same credit quality indicators as the non-covered loans, to enable the monitoring of the borrower’s credit and the likelihood of repayment.

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status, and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful, and Loss. The risk ratings reflect the relative strength of the sources of repayment. Refer to Footnote 8 for full discussion of risk ratings.

After a year of historical performance of the covered loans acquired through the UCB acquisition, the Company reduced the nonaccretable difference due to the performance of the portfolio and expectation for the inherent losses in the portfolio in the fourth quarter of 2010. This reduction was primarily calculated based on the risk ratings of the loans. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of June 30, 2011, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration as the credit has not deteriorated beyond fair value at acquisition date.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $607.5 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $400.1 million of commercial and industrial loans, $167.2 million of commercial real estate loans, $28.7 million of consumer loans and $11.5 million of residential loans. As of June 30, 2011, $6.7 million, or 3.1%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $6.7 million in allowance is allocated within our loan segments as follows: $2.7 million for commercial and industrial loans, $3.8 million for commercial real estate loans, $168 thousand for consumer loans and $77 thousand for residential loans.

The tables below present the covered loan portfolio by credit quality indicator as of June 30, 2011 and December 31, 2010.

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2011
Real estate loans:
Residential single-family	$469,239	$1,387	$27,220	$—	$497,846
Residential multifamily	837,517	29,981	140,616	—	1,008,114
Commercial and industrial real estate	1,376,656	54,765	518,267	8,752	1,958,440
Construction and land	252,088	67,798	462,774	9,038	791,698
Total real estate loans	2,935,500	153,931	1,148,877	17,790	4,256,098
Other loans:
Commercial business	727,980	65,216	147,463	8,709	949,368
Other consumer	102,713	218	1,230	—	104,161
Total other loans	830,693	65,434	148,693	8,709	1,053,529
Total principal balance	$3,766,193	$219,365	$1,297,570	$26,499	$5,309,627

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2010
Real estate loans:
Residential single-family	$525,979	$2,153	$25,157	$252	$553,541
Residential multifamily	1,008,274	15,114	67,366	2,577	1,093,331
Commercial and industrial real estate	1,520,135	89,870	466,588	9,081	2,085,674
Construction and land	328,214	125,688	556,070	33,745	1,043,717
Total real estate loans	3,382,602	232,825	1,115,181	45,655	4,776,263
Other loans:
Commercial business	834,252	64,702	161,401	11,665	1,072,020
Other consumer	106,232	336	922	—	107,490
Total other loans	940,484	65,038	162,323	11,665	1,179,510
Total principal balance	$4,323,086	$297,863	$1,277,504	$57,320	$5,955,773

At June 30, 2011 and December 31, 2010, $242.1 million and $379.8 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	June 30, 2011	December 31, 2010
	(In thousands)
Covered nonaccrual loans(1)	$242,106	$379,797
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	242,106	379,797
Other real estate owned covered, net	123,050	123,902
Total covered nonperforming assets	$365,156	$503,699
_______________________
(1)	Covered nonaccrual loans meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.

As of June 30, 2011, we had 98 covered OREO properties with a combined aggregate carrying value of $123.1 million. Approximately 61% and 32% of covered OREO properties as of June 30, 2011 were located in California and Washington, respectively. As of December 31, 2010, we had 114 covered OREO properties with an aggregate carrying value of $123.9 million. During the first six months of 2011, 70 properties with an aggregate carrying value of $79.9 million were added through foreclosure. The aggregate carrying value at June 30, 2011 includes $18.1 million in net write-downs on covered OREO. During the first six months of 2011, we sold 86 covered OREO properties for total proceeds of $63.2 million resulting in a total combined net gain on sale of $633 thousand.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$1,068,116	$771,549
Additions	—	84,556
Accretion	(52,760)	(3,664)
Changes in expected cash flows	(34,424)	133,948
Balance at end of period	$980,932	$986,389

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$1,153,272	$983,107
Additions	—	84,556
Accretion	(111,440)	(7,517)
Changes in expected cash flows	(60,900)	(73,757)
Balance at end of period	$980,932	$986,389

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

FDIC Indemnification Asset

Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. The amortization is in line with the improved accretable yield as discussed above. As such, the Company now has net amortization of the FDIC indemnification asset against income. For the three and six months ended June 30, 2011, the Company recorded $15.4 million and $33.7 million, respectively, of amortization against income, compared to $10.6 million and $22.1 million, respectively, of accretion for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2011, the Company also recorded a $64.3 million and a $120.9 million, respectively, reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales and charge-offs.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$717,260	$980,950
Addition due to WFIB acquisition	—	41,131
(Amortization) Accretion	(15,432)	10,624
Reductions(1)(2)	(64,293)	(85,694)
Balance at end of period	$637,535	$947,011

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$792,133	$1,091,814
Addition due to WFIB acquisition	—	41,131
(Amortization) Accretion	(33,709)	22,092
Reductions(1)(2)	(120,889)	(208,026)
Balance at end of period	$637,535	$947,011
_______________________
(1)	Reductions relate to cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales.
(2)
For the three and six months ended June 30, 2011, the reduction amounts of $64.3 million and $120.9 million, respectively,  include charge-offs, of which $42.8 million and $74.3 million, respectively, of these charge-offs are recoverable from the FDIC and recorded in other assets. For the three and six months ended June 30, 2010, the reduction amounts of $85.7 million and $208.0 million, respectively, also include charge-offs, of which $56.1 million and $118.0 million, respectively, is recoverable from the FDIC and recorded in other assets.

FDIC Receivable

As of June 30, 2011, the FDIC loss-sharing receivable was $79.8 million as compared to $55.5 million as of December 31, 2010. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the Condensed Consolidated Balance Sheet.

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	June 30, 2011	December 31, 2010
	(In thousands)
Residential:
Single-family	$1,286,235	$1,119,024
Multifamily	950,981	974,745
Total residential	2,237,216	2,093,769
Commercial Real Estate ("CRE"):
Income producing	3,408,560	3,392,984
Construction	216,689	278,047
Land	203,380	235,707
Total CRE	3,828,629	3,906,738
Commercial and Industrial ("C&I"):
Commercial business	2,283,917	1,674,698
Trade finance	400,555	308,657
Total C&I	2,684,472	1,983,355
Consumer:
Student loans	358,378	490,314
Other consumer	230,562	243,212
Total consumer	588,940	733,526
Total gross loans receivable, excluding covered loans	9,339,257	8,717,388
Unearned fees, premiums, and discounts, net	(24,258)	(56,781)
Allowance for loan losses, excluding covered loans	(213,825)	(230,408)
Loans receivable, excluding covered loans, net	$9,101,174	$8,430,199

Accrued interest on covered and non-covered loans receivable amounted to $68.7 million and $65.6 million at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, covered and non-covered loans receivable totaling $8.13 billion and $8.14 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $294.7 million and $181.1 million in new residential single-family loans during the six months ended June 30, 2011 and 2010, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the six months ended June 30, 2011 and 2010, the Bank originated $23.9 million and $10.3 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank does have some single-family loans with interest-only features. Single-family loans with interest-only features totaled $7.1 million or 1% and $7.8 million or 1% of total single-family loans at June 30, 2011 and December 31, 2010, respectively. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower chooses so. These residential loans that permit different repayment options totaled $16.4 million, or 1%, and $16.9 million, or 1%, of total residential loans at June 30, 2011 and December 31, 2010, respectively. None of these loans were negatively amortizing as of June 30, 2011 and December 31, 2010.

In addition to residential lending, the Bank's lending activities also include commercial real estate, commercial and industrial, and consumer lending. Our CRE lending activities include loans to finance income producing properties and also construction and land loans. Our C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans, and lease financing. We also offer a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing, and pre-export financing. Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit, and auto loans.

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

Credit Risk and Concentrations—The real estate market in California, including the areas of Los Angeles, Riverside, San Bernardino, and Orange counties, where a majority of the Company’s loan customers are based, has been negatively impacted over the past few years. As of June 30, 2011, the Company had $3.83 billion in non-covered commercial real estate loans and $2.24 billion in non-covered residential loans, of which approximately 94% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities. We also offer export-import financing to various domestic and foreign customers; the export loans are guaranteed by the Export-Import Bank of the United States.

Purchased Loans—During the first half of 2011, the Company purchased various portfolios with a carrying amount of $464.0 million, including student loans with a carrying amount of $426.2 million. These student loans are guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale—Loans held for sale totaled $326.8 million and $220.1 million as of June 30, 2011 and December 31, 2010, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of June 30, 2011, approximately 91% of these loans were student loans. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $376.6 million in the first half of 2011, resulting in net gains on sale of $10.2 million. Proceeds from sales of loans held for sale were $260.7 million in June 2010 with $8.1 million net gains on sale. As of June 30, 2011 $235.1 million of the $326.8 million loans held for sale were in a short-term call option to sell with a financial institution.

Credit Quality Indicators—Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status, and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful, and Loss. The risk ratings reflect the relative strength of the sources of repayment.

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant close attention by management. Special Mention is considered a transitory grade and, generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of June 30, 2011 and December 31, 2010. As of June 30, 2011, non-covered loans graded Substandard and Doubtful have decreased by a net $118.4 million, or 17% from December 31, 2010. There were no Loss grade loans as of June 30, 2011 and December 31, 2010.

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2011
Residential:
Single-family	$1,239,576	$12,477	$34,182	$—	$1,286,235
Multifamily	813,053	21,776	116,152	—	950,981
CRE:
Income producing	3,128,465	79,514	200,581	—	3,408,560
Construction	155,593	—	61,096	—	216,689
Land	124,456	8,039	70,885	—	203,380
C&I:
Commercial business	2,165,099	45,284	68,502	5,032	2,283,917
Trade finance	377,930	11,662	10,963	—	400,555
Consumer:
Student loans	358,378	—	—	—	358,378
Other consumer	225,470	2,064	3,028	—	230,562
Total	$8,588,020	$180,816	$565,389	$5,032	$9,339,257

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2010
Residential:
Single-family	$1,076,281	$12,376	$30,367	$—	$1,119,024
Multifamily	789,631	42,887	142,227	—	974,745
CRE:
Income producing	3,054,197	80,714	258,073	—	3,392,984
Construction	202,385	—	75,662	—	278,047
Land	146,499	4,656	84,552	—	235,707
C&I:
Commercial business	1,553,218	34,449	81,185	5,846	1,674,698
Trade finance	296,430	4,069	8,158	—	308,657
Consumer:
Student loans	490,314	—	—	—	490,314
Other consumer	238,964	1,486	2,762	—	243,212
Total	$7,847,919	$180,637	$682,986	$5,846	$8,717,388

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans and past due non-covered loans and loans held for sale, segregated by class of loans, as of June 30, 2011 and December 31, 2010:

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Past Due Loans	Current Loans	Total
	(In thousands)
June 30, 2011
Residential:
Single-family	$9,617	$2,588	$12,205	$—	$13,326	$13,326	$1,260,704	$1,286,235
Multifamily	6,250	637	6,887	3,708	11,174	14,882	929,212	950,981
CRE:
Income producing	13,289	4,084	17,373	3,432	25,699	29,131	3,362,056	3,408,560
Construction	2,859	—	2,859	16,231	17,296	33,527	180,303	216,689
Land	13,410	2,758	16,168	4,782	19,368	24,150	163,062	203,380
C&I:
Commercial business	6,773	5,619	12,392	5,091	17,969	23,060	2,248,465	2,283,917
Trade finance	—	—	—	—	1,109	1,109	399,446	400,555
Consumer:
Student loans	—	—	—	—	—	—	358,378	358,378
Other consumer	1,057	2,064	3,121	—	1,077	1,077	226,364	230,562
Loans held for sale	—	—	—	—	24,471	24,471	302,370	326,841
Total	$53,255	$17,750	$71,005	$33,244	$131,489	$164,733	$9,430,360	9,666,098
Unearned fees, premiums and discounts, net								(24,258)
Total recorded investment in non-covered loans and loans held for sale								$9,641,840

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Past Due Loans	Current Loans	Total
	(In thousands)
December 31, 2010
Residential:
Single-family	$5,449	$5,432	$10,881	$355	$7,058	$7,413	$1,100,730	$1,119,024
Multifamily	18,894	4,368	23,262	7,694	9,687	17,381	934,102	974,745
CRE:
Income producing	27,002	6,034	33,036	7,962	38,454	46,416	3,313,532	3,392,984
Construction	—	1,486	1,486	25,688	9,778	35,466	241,095	278,047
Land	479	—	479	20,761	8,138	28,899	206,329	235,707
C&I:
Commercial business	3,216	1,086	4,302	14,437	8,235	22,672	1,647,724	1,674,698
Trade finance	—	—	—	—	—	—	308,657	308,657
Consumer:
Student loans	—	—	—	—	—	—	490,314	490,314
Other consumer	781	1,485	2,266	—	620	620	240,326	243,212
Loans held for sale	—	—	—	—	14,062	14,062	205,993	220,055
Total	$55,821	$19,891	$75,712	$76,897	$96,032	$172,929	$8,688,802	8,937,443
Unearned fees, premiums and discounts, net								(56,781)
Total recorded investment in non-covered loans and loans held for sale								$8,880,662

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies are also put on nonaccrual status. Nonaccrual loans totaled $164.7 million and $172.9 million at June 30, 2011 and December 31, 2010, respectively. Loans not 90 or more days past due totaled $33.2 million and $76.9 million as of June 30, 2011 and December 31, 2010, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$2,798	$3,656	$5,563	$7,522
Less: Interest income recognized on nonaccrual loans on a cash basis(1)	(415)	(1,085)	(830)	(2,202)
Interest income foregone on nonaccrual loans	$2,383	$2,571	$4,733	$5,320
_______________________
(1)	Includes interest income recognized on nonaccrual loans held for sale.

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

All Doubtful loans and loans that are past due or matured in excess of 90 days, on nonaccrual status and loans restructured in a troubled debt restructuring are considered impaired regardless of the collateral coverage. Modified or restructured loans and Substandard loans over $5.0 million are also reviewed for possible impairment.

At June 30, 2011 and December 31, 2010, all impaired loans were on nonaccrual status including $33.2 million and $76.9 million, respectively, of loans not 90 or more days past due. At June 30, 2011 and December 31, 2010, there were no commitments to lend additional funds to borrowers whose loans are impaired. Impaired non-covered loans as of June 30, 2011 and December 31, 2010 are set forth in the following tables. The interest income recognized on impaired loans is recognized on a cash basis when received.

						As of and for the three months ended June 30, 2011		As of and for the six months ended June 30, 2011
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
As of and for the three and six months ended June 30, 2011
Residential:
Single-family	$9,089	$8,539	$—	$8,539	$—	$8,648	$3	$8,884	$6
Multifamily	17,002	14,479	404	14,883	91	15,257	44	15,542	87
CRE:
Income producing	53,805	27,680	1,451	29,131	342	29,983	68	30,333	137
Construction	52,704	30,831	2,695	33,526	1,187	42,360	54	45,325	108
Land	37,932	17,954	6,196	24,150	552	24,808	89	26,807	178
C&I:
Commercial business	34,295	20,371	2,689	23,060	1,574	24,196	141	25,635	283
Trade finance	2,998	1,109	—	1,109	—	2,055	15	2,370	30
Consumer:
Student loans	—	1,077	—	1,077	—	—	—	—	—
Other consumer	1,688	—	—	—	—	1,078	1	1,137	1
Total	$209,513	$122,040	$13,435	$135,475	$3,746	$148,385	$415	$156,033	$830

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
As of and for the year ended December 31, 2010
Residential:
Single-family	$8,272	$7,058	$355	$7,413	$219	$9,046	$209
Multifamily	19,065	16,751	631	17,382	90	18,835	540
CRE:
Income producing	53,615	40,062	6,354	46,416	1,557	53,678	2,174
Construction	41,200	33,030	2,436	35,466	1,366	39,076	1,728
Land	39,840	21,979	6,920	28,899	4,324	32,722	1,326
C&I:
Commercial business	32,273	18,774	3,897	22,671	2,468	22,800	1,199
Trade finance	—	—	—	—	—	—	—
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	1,261	620	—	620	—	1,072	28
Total	$195,526	$138,274	$20,593	$158,867	$10,024	$177,229	$7,204

Restructured Loans—The Company had $60.1 million and $122.1 million in total performing restructured loans as of June 30, 2011 and December 31, 2010, respectively. Performing restructured loans were returned to accrual status after exhibiting at least six months of current payment history. Nonperforming restructured loans were $11.9 million and $42.1 million at June 30, 2011 and December 31, 2010, respectively.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans in the heterogeneous category are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of June 30, 2011, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

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

Covered Loans—As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of June 30, 2011 and December 31, 2010, $6.7 million, or 3.1% and $4.2 million, or 1.8%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of June 30, 2011 and December 31, 2010, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

The Company recorded $53.0 million in loan loss provisions for the six months ended June 30, 2011, as compared to $131.7 million for the six months ended June 30, 2010. It is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral or discounted cash flow. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the six months ended June 30, 2011, the Company recorded $65.8 million in net charge-offs in comparison to $119.1 million for the six months ended June 30, 2010. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the six months ended June 30, 2011 and the year ended December 31, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses(1)	Unallocated	Total
	(In thousands)
Six months ended June 30, 2011
Beginning balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
Provision for loan losses	446	9,668	37,752	1,389	2,506	1,245	53,006
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,245)	(1,245)
Charge-offs	(5,553)	(44,385)	(21,808)	(1,384)	—	—	(73,130)
Recoveries	246	2,651	4,304	91	—	—	7,292
Net charge-offs	(5,307)	(41,734)	(17,504)	(1,293)	—	—	(65,838)
Ending balance	$44,630	$85,686	$79,985	$3,524	$6,731	$—	$220,556

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses(1)	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2011
Beginning balance	$47,309	$96,221	$73,104	$3,768	$5,759	$—	$226,161
Provision for loan losses	(478)	9,772	15,725	22	972	487	26,500
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(487)	(487)
Charge-offs	(2,216)	(21,985)	(11,090)	(304)	—	—	(35,595)
Recoveries	15	1,678	2,246	38	—	—	3,977
Net charge-offs	(2,201)	(20,307)	(8,844)	(266)	—	—	(31,618)
Ending balance	$44,630	$85,686	$79,985	$3,524	$6,731	$—	$220,556

Ending balance allocated to:
Loans individually evaluated for impairment	$91	$2,081	$1,574	$—	$—	$—	$3,746
Loans collectively evaluated for impairment	44,539	83,605	78,411	3,524	6,731	—	216,810
Loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—
Ending balance	$44,630	$85,686	$79,985	$3,524	$6,731	$—	$220,556

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses(1)	Unallocated	Total
	(In thousands)
Year ended December 31, 2010
Beginning balance	$38,025	$147,591	$50,487	$2,730	$—	$—	$238,833
Provision for loan losses	59,525	97,548	34,613	2,415	4,225	1,833	200,159
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,833)	(1,833)
Charge-offs	(49,685)	(137,460)	(35,479)	(2,579)	—	—	(225,203)
Recoveries	1,626	10,073	10,116	862	—	—	22,677
Net charge-offs	(48,059)	(127,387)	(25,363)	(1,717)	—	—	(202,526)
Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633

Ending balance allocated to:
Loans individually evaluated for impairment	$309	$7,247	$2,468	$—	$—	$—	$10,024
Loans collectively evaluated for impairment	49,182	110,505	57,269	3,428	4,225	—	224,609
Loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—
Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
_______________________
(1)
This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates of WFIB and UCB and, therefore, are covered under the shared-loss agreements with the FDIC. Allowance on these subsequent drawdowns is accounted for as part of the allowance for loan losses.

(2)	The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30.

The Company’s recorded investment in total loans receivable as of June 30, 2011 and December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses	Total
	(In thousands)
June 30, 2011
Loans individually evaluated for impairment	$23,421	$86,808	$24,169	$1,077	$—	$135,475
Loans collectively evaluated for impairment	2,213,795	3,741,821	2,660,303	587,863	607,475	9,811,257
Loans acquired with deteriorated credit quality(1)	1,473,275	2,634,131	519,949	74,797	—	4,702,152
Ending balance	$3,710,491	$6,462,760	$3,204,421	$663,737	$607,475	$14,648,884

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses	Total
	(In thousands)
December 31, 2010
Loans individually evaluated for impairment	$24,795	$110,781	$22,671	$620	$—	$158,867
Loans collectively evaluated for impairment	2,068,974	3,795,957	1,960,685	732,905	561,725	9,120,246
Loans acquired with deteriorated credit quality(1)	1,614,732	3,059,133	634,560	85,623	—	5,394,048
Ending balance	$3,708,501	$6,965,871	$2,617,916	$819,148	$561,725	$14,673,161
_______________________
(1)
The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of June 30, 2011 and December 31, 2010, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $11.2 million and $10.0 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.66 billion and $1.81 billion at June 30, 2011 and December 31, 2010, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing and has limited recourse. The majority of these loans are residential and CRE at June 30, 2011 and December 31, 2010. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $4.5 million and $4.7 million pertain to these loans as of June 30, 2011 and December 31, 2010, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — PREMISES AND EQUIPMENT

At June 30, 2011, total premises and equipment was $178.3 million with accumulated depreciation and amortization of $61.5 million and a net value of $116.7 million. At December 31, 2010, total premises and equipment was $196.6 million with accumulated depreciation and amortization of $60.7 million and a net value of $135.9 million.

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

In May 2011, the Bank completed the sale of a building in an effort to consolidate properties acquired through the UCB acquisition. The property was sold for $18.5 million, a portion of which was mortgaged by the buyer, and resulted in a $4.4 million gain on sale after consideration of $0.8 million in selling costs. The gain on sale is accounted for using the installment method which apportions the buyer’s cash payments and principal payments on the mortgage between cost recovered and profit. Accordingly, $1.8 million of the gain on sale was recognized as noninterest income in the quarterly period ended June 30, 2011, and the remaining $2.6 million of the gain on sale will be recognized as the buyer makes principal payments on the mortgage.

Also in May 2011, the Bank sold an additional property for $2.6 million which resulted in a gain on sale of $0.4 million.

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of June 30, 2011 and December 31, 2010. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of June 30, 2011, the Company’s market capitalization based on total outstanding common and preferred shares was $2.94 billion and its total stockholders’ equity was $2.23 billion. The Company performed its annual impairment test as of December 31, 2010 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of June 30, 2011 and December 31, 2010, the gross carrying amount of premiums on acquired deposits totaled $117.6 million and $117.6 million, respectively, and the related accumulated amortization totaled $44.5 million and $38.1 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $3.1 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively, and $6.3 million and $6.7 million for the six months ended June 30, 2011 and 2010, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Estimated Amortization Expense of Premiums on Acquired Deposits	Amount
(In thousands)
Six Months Ending December 31, 2011	$6,120
Year Ending December 31, 2012	11,176
Year Ending December 31, 2013	9,660
Year Ending December 31, 2014	8,775
Year Ending December 31, 2015	7,784
Thereafter	29,667
Total	$73,182

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of June 30, 2011 and December 31, 2010, undisbursed loan commitments amounted to $2.07 billion and $1.89 billion, respectively. Commercial and standby letters of credit amounted to $1.55 billion and $768.8 million as of June 30, 2011 and December 31, 2010, respectively.

Guarantees—From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of June 30, 2011, total loans sold or securitized with recourse amounted to $650.6 million and were comprised of $57.8 million in single-family loans with full recourse and $592.8 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $699.6 million at December 31, 2010, comprised of $60.9 million in single-family loans with full recourse and $638.7 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to up to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $4.5 million as of June 30, 2011 and $4.7 million as of December 31, 2010, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of June 30, 2011 and December 31, 2010, the amount of loans sold without recourse totaled $1.62 billion and $1.48 billion, respectively. Total loans securitized without recourse amounted to $310.9 million and $325.5 million, respectively, at June 30, 2011 and December 31, 2010. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2011. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

NOTE 12 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of June 30, 2011, 85,710 shares were outstanding.

Series B Preferred Stock Offering—On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B”), with a liquidation preference of $1,000 per share. The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S. Treasury’s Capital Purchase Program (“TCPP”). On December 29, 2010, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all shares of the Series B preferred stock and the related accrued and unpaid dividends by using $308.4 million of available cash, without raising any capital or debt. As a result, no shares of the Series B preferred stock remain outstanding.

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

Stock Repurchase Program—During 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $80.0 million of the Company’s common stock. The Company did not repurchase any shares during the six months ended June 30, 2011 and June 30, 2010.

Quarterly Dividends—On April 26, 2011, the Company’s Board of Directors declared second quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about May 1, 2011 to shareholders of record on April 15, 2011. Total cash dividends paid in conjunction with the Company’s Series A preferred stock amounted to $1.7 million and $3.4 million during the three and six months ended June 30, 2011.

On April 26, 2011, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.05 per share payable on or about May 24, 2011 to shareholders of record on May 10, 2011. Cash dividends totaling $7.4 million and $8.9 million were paid to the Company’s common shareholders during the three and six months ended June 30, 2011.

Earnings Per Share (“EPS”)—The number of shares outstanding at June 30, 2011 was 148,751,048. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, stock options, and stock warrants, unless they have an antidilutive effect.

The following table sets forth earnings per share calculations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011			2010
	Net Income Available to Common Stockholders	Number of Shares	Per Share Amounts	Net Income Available to Common Stockholders	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$60,525			$36,348
Less:
Preferred stock dividends and amortization of preferred stock discount	(1,714)			(6,147)
Basic EPS – income available to common stockholders	$58,811	147,011	$0.40	$30,201	146,372	$0.21
Effect of dilutive securities:
Stock options	—	73		—	155
Restricted stock	35	692		4	404
Convertible preferred stock	1,714	5,571		—	—
Stock warrants	—	—		—	200
Diluted EPS – income available to common stockholders	$60,560	153,347	$0.39	$30,205	147,131	$0.21

	Six Months Ended June 30,
	2011			2010
	Net Income Available to Common Stockholders	Number of Shares	Per Share Amounts	Net Income Available to Common Stockholders	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$116,596			$61,264
Less:
Preferred stock dividends and amortization of preferred stock discount	(3,429)			(12,285)
Basic EPS – income available to common stockholders	$113,167	146,937	$0.77	$48,979	123,445	$0.40
Effect of dilutive securities:
Stock options	—	96		—	167
Restricted stock	41	685		7	320
Convertible preferred stock	3,429	5,571		—	18,019
Stock warrants	—	60		—	183
Diluted EPS – income available to common stockholders	$116,637	153,349	$0.76	$48,986	142,134	$0.34

The following outstanding convertible preferred stock, stock options, and restricted stock for the three and six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Convertible preferred stock	—	5,573	—	5,573
Stock options	864	1,063	861	1,063
Restricted stock	395	13	257	642

NOTE 13 — BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting: 1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses, and whose operating results are regularly reviewed by the Company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

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

The Company’s funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as to provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins. Changes to the Company’s transfer pricing methodologies are approved by the Asset Liability Committee.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs, and the provision for loan losses. Net interest income is based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume, and deposit volume. The provision for credit losses is allocated based on actual charge-offs for the period as well as average loan balances for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Retail Banking	Commercial Lending	Other	Total
	(In thousands)
Interest income	$94,964	$153,015	$26,489	$274,468
Charge for funds used	(24,091)	(37,356)	(260)	(61,707)
Interest spread on funds used	70,873	115,659	26,229	212,761
Interest expense	(23,538)	(8,002)	(15,592)	(47,132)
Credit on funds provided	54,387	3,456	3,864	61,707
Interest spread on funds provided	30,849	(4,546)	(11,728)	14,575
Net interest income	$101,722	$111,113	$14,501	$227,336
Provision for loan losses	$(1,787)	$(24,713)	$—	$(26,500)
Depreciation, amortization and accretion	(5,375)	(21,119)	3,920	(22,574)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	28,703	38,675	28,352	95,730
Segment assets	6,212,906	10,491,816	5,167,986	21,872,708

	Three Months Ended June 30, 2010
	Retail Banking	Commercial Lending	Other	Total
	(In thousands)
Interest income	$94,361	$142,995	$16,177	$253,533
Charge for funds used	(30,449)	(32,884)	(1,958)	(65,291)
Interest spread on funds used	63,912	110,111	14,219	188,242
Interest expense	(29,299)	(5,399)	(15,212)	(49,910)
Credit on funds provided	56,411	4,311	4,569	65,291
Interest spread on funds provided	27,112	(1,088)	(10,643)	15,381
Net interest income	$91,024	$109,023	$3,576	$203,623
Provision for loan losses	$(22,076)	$(33,180)	$—	$(55,256)
Depreciation, amortization and accretion	2,015	(14,166)	1,318	(10,833)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	12,562	30,369	15,803	58,734
Segment assets	6,370,531	9,719,021	3,877,769	19,967,321

	Six Months Ended June 30, 2011
	Retail Banking	Commercial Lending	Other	Total
	(In thousands)
Interest income	$182,754	$298,350	$47,699	$528,803
Charge for funds used	(49,679)	(77,553)	500	(126,732)
Interest spread on funds used	133,075	220,797	48,199	402,071
Interest expense	(46,109)	(13,987)	(32,537)	(92,633)
Credit on funds provided	111,732	6,934	8,066	126,732
Interest spread on funds provided	65,623	(7,053)	(24,471)	34,099
Net interest income	$198,698	$213,744	$23,728	$436,170
Provision for loan losses	$(8,943)	$(44,063)	$—	$(53,006)
Depreciation, amortization and accretion	(7,215)	(34,907)	7,185	(34,937)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	56,393	87,274	38,643	182,310
Segment assets	6,212,906	10,491,816	5,167,986	21,872,708

	Six Months Ended June 30, 2010
	Retail Banking	Commercial Lending	Other	Total
	(In thousands)
Interest income	$208,848	$320,570	$42,818	$572,236
Charge for funds used	(60,122)	(62,471)	(10,176)	(132,769)
Interest spread on funds used	148,726	258,099	32,642	439,467
Interest expense	(62,577)	(13,124)	(31,188)	(106,889)
Credit on funds provided	113,420	9,291	10,058	132,769
Interest spread on funds provided	50,843	(3,833)	(21,130)	25,880
Net interest income	$199,569	$254,266	$11,512	$465,347
Provision for loan losses	$(48,182)	$(83,495)	$—	$(131,677)
Depreciation, amortization and accretion	(7,952)	(42,744)	2,820	(47,876)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	7,031	51,283	38,362	96,676
Segment assets	6,370,531	9,719,021	3,877,769	19,967,321

NOTE 14 — SUBSEQUENT EVENTS

Dividend Payout

On July 20, 2011, the Company’s Board of Directors approved the payment of third quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend was payable on or about August 1, 2011 to shareholders of record as of July 15, 2011. Additionally, the Board declared a quarterly dividend of $0.05 per share on the Company’s common stock payable on or about August 24, 2011 to shareholders of record as of August 10, 2011.

Loan Sale

On August 3, 2011, the Company entered into a loan sale transaction with a major investment brokerage firm, selling approximately $235 million of student loans with a related gain of $4.7 million. These loans were held for sale as of June 30, 2011.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

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

•	fair valuation of financial instruments;
•	investment securities;
•	acquired loans;
•	covered loans;
•	covered other real estate owned;
•	FDIC indemnification asset;
•	allowance for loan losses;
•	other real estate owned;
•	loan, OREO, and note sales;
•	goodwill impairment; and
•	share-based compensation.

Our significant accounting policies are described in greater detail in our 2010 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For the second quarter of 2011, net income was $60.5 million or $0.39 per dilutive share. East West increased net income in the second quarter by $24.2 million or 67% and increased earnings per dilutive share $0.18 or 86% from the prior year period.

Total assets increased 3% to $21.9 billion at June 30, 2011 compared to $21.1 billion at March 31, 2011. Average earning assets increased 4% to $19.4 billion for the quarter ended June 30, 2011, compared to $18.7 billion for the quarter ended March 31, 2011. The increase in total assets and average earning assets was primarily due to strong total loan growth of $300.2 million or 2% from March 31, 2011 to $14.0 billion at June 30, 2011 and an increase in investment securities of $275.1 million or 9% from March 31, 2011 to $3.2 billion at June 30, 2011.

Loans receivable including loans held for sale totaled $14.0 billion at June 30, 2011 as compared to $13.7 billion at March 31, 2011. During the second quarter, non-covered loan balances including loans held for sale increased 6% or $543.4 million, to $9.7 billion at June 30, 2011. The increase in non-covered loans was primarily driven by significant growth in commercial and trade finance loans of $500.7 million or 23%. Approximately $243.4 million or 49% of this increase in commercial and trade finance loans was a result of cross-border trade finance business in Hong Kong and China. Over 80% of these cross-border trade finance loans are fully secured by cash and/or standby letters of credit issued by major financial institutions. The other approximately 51% of the commercial and trade finance loan growth is attributed to our expanded lending platform in the U.S. Additionally, during the second quarter, non-covered single family loan balances grew $84.9 million or 7% and non-covered commercial real estate loan balances grew $69.0 million or 2% from March 31, 2011.

The growth in non-covered commercial and trade finance, commercial real estate and single-family loans was partially offset by decreases in non-covered land, construction, and consumer loans during the second quarter of 2011. Land and construction loans declined by $54.7 million, or 12%, to $420.1 million at June 30, 2011, or only 3% of total loans receivable. The consumer portfolio declined approximately $81.6 million or 12% during the quarter primarily as a result of the transfer of certain government guaranteed student loans to loans held for sale to reflect management’s intent to sell these loans at a future date. As of June 30, 2011, we classified $326.8 million of loans as held for sale, primarily comprised of government guaranteed student loans. Further, during the quarter, we sold $212.5 million of government guaranteed student loans at a gain of approximately $5.9 million.

Covered Loans

Covered loans totaled $4.4 billion as of June 30, 2011, a decrease of $243.2 million during the second quarter. The decrease in the covered loan portfolio was mainly due to paydowns, payoffs, and charge-off activity. In total, the net decrease in the FDIC indemnification asset and receivable recorded in noninterest income (loss) was $(18.8) million for the second quarter of 2011. The net decrease in the FDIC indemnification asset of $32.4 million was partially offset by an increase in the FDIC receivable of $13.6 million due to reimbursable expense claims. During the second quarter we incurred $17.0 million in expenses on covered loans and other real estate owned, 80% or $13.6 million of which is reimbursable from the FDIC.

Deposits and Borrowings

The increase in loans and investments was fueled by record deposit growth. During the quarter, total deposits grew $699.2 million or 4% from March 31, 2011 to a record $17.1 billion. Core deposits increased to a record $9.4 billion at June 30, 2011, or an increase of $247.7 million or 3% from the first quarter and time deposits increased to $7.8 billion at June 30, 2011, or an increase of $451.4 million or 6% from the first quarter. Noninterest-bearing demand deposits increased by $199.9 million or 7% for the second quarter of 2011.

As of June 30, 2011, FHLB advances totaled $533.0 million, a decrease of 33% or $260.7 million from March 31, 2011 due to the prepayment of FHLB advances during the second quarter. The FHLB advances prepaid during the second quarter carried an average effective cost of 1.6%. A prepayment penalty of $4.4 million was incurred during the second quarter which is included in noninterest expense. Additionally, during the second quarter, $10.3 million of 10.9% junior subordinated debt securities were called at par. These actions were taken to better position the balance sheet, reducing borrowing costs and improving the net interest margin in the coming quarters.

The Company reported total noninterest income for the second quarter of 2011 of $12.5 million, compared to noninterest income of $11.0 million in the first quarter of 2011 and noninterest income of $35.7 million in the second quarter of 2010. Noninterest income in the second quarter of 2010 included a $19.5 million gain on the acquisition of WFIB.

Noninterest expense totaled $117.6 million for the second quarter of 2011, compared to $106.8 million for the first quarter of 2011, and $125.3 million for the second quarter of 2010. The increase in noninterest expense from the first quarter of 2011 was primarily related to an increase in compensation expense, as well as an increase in credit cycle costs including legal expenses, loan related expenses, and other real estate owned expenses.

Nonperforming assets, excluding covered assets, decreased by $7.1 million or 4% from the prior quarter to $181.2 million or only 0.83% of total assets at June 30, 2011. The decrease in nonperforming assets was due to an $8.0 million or 5% decrease in nonaccrual loans during the second quarter of 2011. In addition, for the seventh consecutive quarter, net charge-offs declined. Total net charge-offs decreased to $31.6 million for the second quarter of 20111, a decrease of 8% from the previous quarter and a decrease of 43% compared to the prior year quarter.

Results of Operations

Net income for the second quarter of 2011 totaled $60.5 million, compared with $36.3 million for the second quarter of 2010. On a per diluted share basis, net income was $0.39 and $0.21 for the second quarters of 2011 and 2010, respectively. Our annualized return on average total assets increased to 1.12% for the quarter ended June 30, 2011, from 0.73% for the same period in 2010. The annualized return on average common stockholders’ equity increased to 11.06% for the second quarter of 2011, compared with 6.26% for the second quarter of 2010.

Components of Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Net interest income	$227.3	$203.6	$436.2	$465.3
Provision for loan losses	(26.5)	(55.3)	(53.0)	(131.7)
Noninterest income	12.5	35.7	23.5	27.2
Noninterest expense	(117.6)	(125.3)	(224.4)	(264.1)
Provision for income taxes	(35.2)	(22.4)	(65.7)	(35.4)
Net income	$60.5	$36.3	$116.6	$61.3

Annualized return on average total assets	1.12%	0.73%	1.10%	0.61%

Annualized return on average common equity	11.06%	6.26%	10.80%	5.55%

Annualized return on average total equity	10.95%	6.29%	10.70%	5.32%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities, and other earning assets less the interest expense on deposits, borrowings, and other interest-bearing liabilities. Net interest income for the second quarter of 2011 totaled $227.3 million, a 12% increase over net interest income of $203.6 million for the same period in 2010.

Net interest margin, defined as net interest income divided by average earning assets, increased 4 basis points to 4.70% during the second quarter of 2011, from 4.66% during the second quarter of 2010. Net interest income and the net interest margin for both 2011 and 2010 were positively impacted by the accounting for covered loans under ASC 310-30. The increase in net interest margin during 2011 resulted from higher yields earned on covered loans and lower costs of deposits and other interest-bearing liabilities.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)

ASSETS
Interest-earning assets:
Short-term investments	$1,006,402	$4,500	1.79%	$948,361	$1,502	0.64%
Securities purchased under resale agreements	1,068,975	5,109	1.92%	455,743	2,630	2.31%
Investment securities available-for-sale(3)(4)	3,220,795	23,253	2.90%	2,202,676	14,741	2.68%
Loan receivable(2)(3)	9,418,750	119,739	5.10%	8,556,680	116,916	5.48%
Loans receivable - covered(2)(3)	4,487,610	121,034	10.82%	5,137,863	116,867	9.12%
FHLB and FRB stock	200,437	833	1.67%	224,473	877	1.57%
Total interest-earning assets	19,402,969	274,468	5.67%	17,525,796	253,533	5.80%

Noninterest-earning assets:
Cash and cash equivalents	270,259			603,907
Allowance for loan losses	(228,587)			(255,904)
Other assets	2,129,462			2,012,470
Total assets	$21,574,103			$19,886,269

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest-bearing liabilities:
Checking accounts	$793,349	$699	0.35%	$663,936	$527	0.32%
Money market accounts	4,374,404	5,848	0.54%	3,968,293	8,336	0.84%
Savings deposits	1,034,486	933	0.36%	961,374	1,274	0.53%
Time deposits	7,653,112	21,650	1.13%	6,714,972	18,995	1.13%
FHLB advances	738,094	3,955	2.15%	1,238,400	6,175	2.00%
Securities sold under repurchase agreements	1,064,096	12,116	4.57%	1,042,305	12,045	4.64%
Long-term debt	235,343	1,788	3.05%	235,570	1,591	2.71%
Other borrowings	20,972	143	2.73%	49,785	967	7.79%
Total interest-bearing liabilities	15,913,856	47,132	1.19%	14,874,635	49,910	1.35%

Interest-bearing liabilities:
Demand deposits	2,935,704			2,300,228
Other liabilities	513,940			400,783
Stockholders' equity	2,210,603			2,310,623
Total liabilities and stockholders' equity	$21,574,103			$19,886,269
Interest rate spread			4.48%			4.45%

Net interest income and net interest margin		$227,336	4.70%		$203,623	4.66%
_______________________
(1)	Annualized.
(2)	Average balances include nonperforming loans.
(3)
Includes net accretion of discounts on investment securities and loans receivable totaling $5.4 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively. Also includes the net amortization of deferred loans fees totaling $2.9 million and $1.8 million for the three months ended June 30, 2011 and June 30, 2010, respectively.

(4)	June 30, 2010 average balances exclude unrealized gains or losses.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield Rate(1)	Average Balance	Interest	Average Yield Rate(1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$995,055	$7,240	1.47%	$1,119,912	$5,043	0.91%
Securities purchased under resale agreements	984,020	9,379	1.92%	358,074	8,893	5.01%
Investment securities available-for-sale(3)(4)	3,020,860	42,110	2.81%	2,194,322	34,931	3.21%
Loans receivable(2)(3)	9,271,782	234,650	5.10%	8,582,214	238,944	5.61%
Loans receivable - covered(2)(3)	4,591,211	233,649	10.26%	5,256,293	282,783	10.85%
FHLB and FRB stock	204,992	1,775	1.75%	223,097	1,656	1.50%
Total interest-earning assets	19,067,920	528,803	5.59%	17,733,912	572,250	6.51%

Noninterest-earning assets:
Cash and cash equivalents	277,214			485,965
Allowance for loan losses	(232,371)			(254,700)
Other assets	2,120,150			2,195,865
Total assets	$21,232,913			$20,161,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$782,547	$1,347	0.35%	$651,655	$1,141	0.35%
Money market accounts	4,374,322	11,823	0.55%	3,716,606	16,302	0.88%
Savings deposits	1,003,074	1,665	0.33%	976,695	2,416	0.50%
Time deposits	7,397,717	40,277	1.10%	7,013,720	42,721	1.23%
FHLB advances	875,290	9,733	2.24%	1,634,910	15,180	1.87%
Securities sold under repurchase agreements	1,072,124	24,133	4.54%	1,035,539	24,586	4.79%
Long-term debt	235,456	3,359	2.88%	235,570	3,138	2.69%
Other borrowings	16,122	296	3.70%	74,893	1,405	3.78%
Total interest-bearing liabilities	15,756,652	92,633	1.19%	15,339,588	106,889	1.41%

Noninterest-bearing liabilities:
Demand deposits	2,828,933			2,260,847
Other liabilities	468,704			258,399
Stockholders' equity	2,178,624			2,302,208
Total liabilities and stockholders' equity	$21,232,913			$20,161,042
Interest rate spread			4.40%			5.10%

Net interest income and net interest margin		$436,170	4.61%		$465,361	5.29%
_______________________
(1)	Annualized.
(2)	Average balances include nonperforming loans.
(3)
Includes net accretion of discounts on investment securities and loans receivable totaling $7.8 million and $10.4 million for the six months ended June 30, 2011 and 2010, respectively. Also includes the net amortization of deferred loans fees totaling $5.5 million and $3.7 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

(4)	June 30, 2010 average balances exclude unrealized gains or losses.

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

	Three Months Ended June 30, 2011 vs. 2010			Six Months Ended June 30, 2011 vs. 2010

	Total	Changes Due to		Total	Changes Due to
	Change	Volume(1)	Rate(1)	Change	Volume(1)	Rate(1)

	(In thousands)
INTEREST-EARNING ASSETS:
Short-term investments	$2,998	$97	$2,901	$2,197	$(615)	$2,812
Securities purchased under resale agreements	2,479	3,000	(521)	486	8,463	(7,977)
Investment securities available-for-sale	8,512	7,272	1,240	7,179	11,928	(4,749)
Loans receivable	2,823	11,294	(8,471)	(4,294)	18,380	(22,674)
Loans receivable - covered	4,167	(15,904)	20,071	(49,134)	(34,425)	(14,709)
FHLB and FRB stock	(44)	(98)	54	119	(142)	261

Total interest and dividend income	$20,935	$5,661	$15,274	$(43,447)	$3,589	$(47,036)

INTEREST-BEARING LIABILITIES:
Checking accounts	$172	$110	$62	$206	$226	$(20)
Money market accounts	(2,488)	785	(3,273)	(4,479)	2,535	(7,014)
Savings deposits	(341)	91	(432)	(751)	64	(815)
Time deposits	2,655	2,654	1	(2,444)	2,254	(4,698)
FHLB advances	(2,220)	(2,652)	432	(5,447)	(8,031)	2,584
Securities sold under repurchase agreements	71	250	(179)	(453)	850	(1,303)
Long-term debt	197	(2)	199	221	(2)	223
Other borrowings	(824)	(388)	(436)	(1,109)	(1,080)	(29)

Total interest expense	$(2,778)	$848	$(3,626)	$(14,256)	$(3,184)	$(11,072)

CHANGE IN NET INTEREST INCOME	$23,713	$4,813	$18,900	$(29,191)	$6,773	$(35,964)
_______________________
(1)	Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

We recorded $26.5 million and $53.0 million in provision for loan losses during the second quarter and first half of 2011. In comparison we recorded $55.3 million and $131.7 million in provisions for loan losses during the second quarter and first half of 2010, respectively. The Company recorded $31.6 million and $65.8 million in net charge-offs during the second quarter and first half of 2011, compared to $55.2 million and $119.1 million in net charge-offs recorded during the second quarter and first half of 2010. Provision for loan losses has declined for several quarters as a result of credit quality improvement, partially offset by increases in the allowance for loan losses on commercial and trade finance loans commensurate with the increases in these portfolios.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Gain on acquisition	$—	$19.5	$—	$27.6
Impairment loss on investment securities recognized in earnings	—	(4.6)	(0.5)	(9.4)
Decrease in FDIC indemnification asset and receivable	(18.8)	(9.4)	(36.2)	(53.0)
Branch fees	9.1	8.2	16.8	17.0
Net gain on sales of investment securities	1.1	5.8	3.6	21.9
Net gain on sales of fixed assets	2.2	—	2.2	—
Letters of credit fees and commissions	3.4	2.8	6.4	5.6
Ancillary loan fees	2.0	2.4	4.1	4.0
Income from life insurance policies	1.1	1.1	2.1	2.2
Net gain on sales of loans	5.9	8.1	13.3	8.1
Other operating income	6.5	1.8	11.7	3.2
Total	$12.5	$35.7	$23.5	$27.2

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

We recorded noninterest income of $12.5 million for the three months ended June 30, 2011, a decrease of $23.2 million, compared to noninterest income of $35.7 million recorded for the same period in 2010. The decrease in noninterest income for the three months ended June 30, 2011 is primarily due to decreases in the gain on acquisition, the decrease in FDIC indemnification asset and receivable and the net gain on sales of investment securities partially offset by an increase in other operating income and the net gain on sales of fixed assets.

For the three and six months ended June 30, 2011, in total, the net decrease in the FDIC indemnification asset and receivable recorded in noninterest income was $18.8 million and $36.2 million, respectively. The quarter-to-date and year-to-date net decrease of $32.4 million and $59.3 million, respectively, in the FDIC indemnification asset resulting from loan disposal activity, recoveries and amortization was partially offset by a quarter-to-date and year-to-date increase in the FDIC receivable of $13.6 million and $23.1 million, respectively, due to reimbursable expense claims. During the second quarter and first half of 2011 we incurred $16.9 million and $28.8 million, respectively, in expenses on covered loans and other real estate owned, 80% or $13.5 million and $23.0 million, respectively, of which is reimbursable from the FDIC.

For the three months ended June 30, 2011, no impairment loss on investment securities was recognized in earnings compared to $4.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, impairment loss on investment securities recognized in earnings was $464 thousand compared to $9.4 million for the six months ended June 30, 2010. The $464 thousand impairment loss for the first half of 2011 was recorded on pooled trust preferred securities. As of June 30, 2011, the fair value of those pooled trust preferred securities was $1.2 million.

For the three and six months ended June 30, 2011 there were no gains recorded related to acquisitions. For the three and six months ended June 30, 2010, we recorded bargain purchase gains of $19.5 million and $27.6 million, respectively, related to the acquisitions of WFIB and UCB.

During the second quarter of 2011, the net gain on sale of investment securities totaled $1.1 million, compared to $5.8 million recorded during the second quarter of 2010. During the first six months of 2011, the net gain on sale of investment securities totaled $3.6 million, compared to $21.9 million recorded during the same period in 2010. Proceeds from the sale of investment securities provide additional liquidity to purchase other investment securities, to fund loan originations, and to pay down borrowings.

In May 2011, the Bank completed the sale of a building in an effort to consolidate properties acquired through the UCB acquisition. The property was sold for $18.5 million, a portion of which was mortgaged by the buyer, and resulted in a $4.4 million gain on sale after consideration of $0.8 million in selling costs. The gain on sale is accounted for using the installment method which apportions the buyer’s cash payments and principal payments on the mortgage between cost recovered and profit. Accordingly, $1.8 million of the gain on sale was recognized as noninterest income in the quarterly period ended June 30, 2011, and the remaining $2.6 million of the gain on sale will be recognized as the buyer makes principal payments on the mortgage. Also in May 2011, the Bank sold an additional property for $2.6 million which resulted in a gain on sale of $0.4 million.

Branch fees, which represent revenues derived from branch operations, increased $0.9 million, or 11.0%, to $9.1 million in the second quarter of 2011, compared to $8.2 million for the same quarter in 2010, and decreased $0.2 million, or 1.2%, to $16.8 million for the first six months of 2011, compared to $17.0 million during the same period in 2010.

For the three and six months ended June 30, 2011, the net gain on sales of loans was $5.9 million and $13.3 million, respectively, compared to $8.1 million for both the three and six months ended June 30, 2010. From time to time, the Company buys and sells loans within the loans held for sale portfolio to take advantage of market opportunities.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Compensation and employee benefits	$40.9	$41.6	$79.1	$92.4
Occupancy and equipment expense	12.2	13.1	24.8	25.1
Amortization of investments in affordable housing partnerships	4.6	2.6	9.1	5.7
Amortization of premiums on deposits acquired	3.1	3.3	6.3	6.7
Deposit insurance premiums and regulatory assessments	6.8	4.5	14.0	16.1
Loan-related expenses	4.3	5.3	7.4	8.2
	14.6	21.0	25.3	39.0
Legal expense	6.8	6.2	10.9	9.1
Prepayment penalty for FHLB advances	4.4	3.9	8.5	13.8
Data processing	2.1	3.1	4.7	5.5
Deposit-related expenses	1.4	1.1	2.5	2.1
Consulting expense	2.4	1.9	4.0	4.1
Other operating expenses	14.0	17.7	27.8	36.4
Total noninterest expense	$117.6	$125.3	$224.4	$264.2
Efficiency Ratio(1)	43.95%	51.44%	43.57%	50.17%
_______________________
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

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, decreased $7.7 million, or 6%, to $117.6 million during the second quarter of 2011, compared to $125.3 million for the same quarter in 2010, and decreased $39.8 million, or 15%, to $224.4 million during the first half of 2011, compared to $264.2 million for the same period in 2010.

Under the shared-loss agreements with the FDIC, 80% of eligible expenses on covered assets are reimbursable from the FDIC. Noninterest expense for the three and six months ended June 30, 2011 included reimbursable expenses totaling $13.6 million and $23.0 million, respectively, which is comprised of other real estate owned expense of $11.6 million and $18.0 million, respectively, loan-related expense of $1.1 million and $2.9 million, respectively, and legal expenses of $0.9 million and $2.1 million, respectively.

Compensation and employee benefits decreased $0.7 million, or 2%, to $40.9 million for the three months ended June 30, 2011, compared to $41.6 million for the same period in 2010, and decreased $13.3 million, or 14%, to $79.1 million for the six months ended June 30, 2011, compared to $92.4 million for the same period in 2010. The decrease was primarily due to the completed integration of UCB and the resulting additional synergies.

We recorded OREO expenses, net of OREO gains, totaling $14.6 million (including $11.6 million reimbursable from the FDIC) during the three months ended June 30, 2011, compared with $21.0 million during the same period in 2010. For the first half of 2011, net OREO expenses decreased to $25.3 million (including $18.0 million reimbursable from the FDIC), compared with $39.0 million in net OREO expenses during the first half of 2010. The $14.6 million in net OREO expenses incurred during the second quarter of 2011 is comprised of $3.1 million in various operating and maintenance expenses, $11.9 million in valuation losses and $0.4 million in net gains from the sale of OREO properties. The $25.3 million in net OREO expenses incurred during the first half of 2011 is comprised of $6.0 million in various operating and maintenance expenses, $19.6 million in valuation losses and $0.4 million in net gains from the sale of OREO properties. As of June 30, 2011, total covered and non-covered OREO amounted to $123.1 million and $16.5 million, respectively, compared to $123.9 million and $21.9 million, respectively, as of December 31, 2010.

Deposit insurance premiums and regulatory assessments increased $2.3 million, or 51%, to $6.8 million for the three months ended June 30, 2011, compared to $4.5 million during the same period in 2010. For the first half of 2011, deposit insurance premiums and regulatory assessments decreased $2.1 million, or 13%, to $14.0 million, compared to $16.1 million for the same period in 2010. The increase in deposit insurance premiums and regulatory assessments for the three months ended June 30, 2011 is primarily due to an increase in the assessment base. The decrease in deposit insurance premiums and regulatory assessments during the first half of 2011 is primarily due to a decrease in the assessment rate partially offset by an increase in assessment base.

During the three and six months ended June 30, 2011, FHLB advances of $260.7 million and $477.6 million were prepaid with a related $4.4 million and $8.5 million in prepayment penalties, respectively, compared to $740.0 million and $1.12 billion of FHLB advance prepayments with a related $3.9 million and $13.8 million in prepayment penalties for the three and six months ended June 30, 2010, respectively.

Amortization of premiums on deposits acquired decreased $0.2 million to $3.1 million for the three months ended June 30, 2011, compared with $3.3 million during the same period in 2010. For the first half of 2011, amortization of premiums on deposits decreased $0.4 million to $6.3 million, compared with $6.7 million for the same period in 2010. The decrease is due to the full amortization of a premium on deposits acquired during 2010 from a previous acquisition as well as decreases in the amount amortized each quarter in accordance with the calculated amortization schedules. The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in the Company’s current asset liability model. Premiums on deposits acquired are amortized over the estimated useful lives of the related deposits.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees, and charitable contributions. Other operating expenses decreased $3.7 million, or 21%, to $14.0 million for the three months ended June 30, 2011, compared with $17.7 million during the same period in 2010. This was primarily a result of the successful integration of UCB. Other operating expenses decreased $8.6 million, or 24%, to $27.8 million for the first half of 2011, compared with $36.4 million for the same period in 2010.

Our efficiency ratio decreased to 43.95% for the three months ended June 30, 2011, compared to 51.44% for the corresponding period in 2010. For the first half of 2011, the efficiency ratio decreased to 43.57%, compared to 50.17% for the same period in 2010. The improvement in our efficiency ratio can be attributed to efficiencies gained after the full integration of UCB and WFIB.

Income Taxes

The provision for income taxes was $35.2 million for the second quarter of 2011, representing an effective tax rate of 36.8%, compared to $22.4 million for the same period in 2010, representing an effective tax rate of 38.1%. Included in the income tax recognized during the second quarter of 2011 and 2010 are $8.3 million and $2.9 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships. The decrease in the effective tax rate is attributable to the increase in these tax credits as well as the effect of the gain related to the June 2010 WFIB acquisition.

For the first half of 2011, the provision for income taxes was $65.7 million, representing an effect tax rate of 36.0%, compared to $35.4 million for the same period in 2010, representing an effective tax rate of 36.6%.

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

The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10. As of June 30, 2011, the Company had a net deferred tax liability of $78.0 million.

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

Retail Banking

The Retail Banking segment reported pretax income of $28.7 million for the three months ended June 30, 2011, compared to $12.6 million for the same quarter in 2010. The increase in pretax income for this segment during the second quarter of 2011 is driven by decreases in loan loss provisions and noninterest expense and an increase in net interest income, offset by a reduction in noninterest income.  For the six months ended June 30, 2011, the Retail Banking segment reported pretax income of $56.4 million, compared to $7.0 million recorded during the same period in 2010. The increase for the first half of 2011 is mainly driven by decreases in loan loss provisions and noninterest expense, and an increase in noninterest income.

The $10.7 million increase in net interest income during the second quarter of 2011 and the $0.9 million decrease in net interest income for the first half of 2011 are attributable to the extended low interest rate environment, offset by lower cost of funds on deposits, and the disposal activity in the covered loan portfolio. The decrease in loan loss provisions for this segment of $20.3 million during the second quarter of 2011 and $39.2 million during the first half of 2011, relative to the same periods in 2010 was due to decreased charge-off activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment decreased $9.3 million to $4.8 million for the three months ended June 30, 2011, compared to $14.1 million recorded during the same period in 2010. This decrease is primarily due to a lower gain on sale of student loans and a higher net reduction from the FDIC indemnification asset and receivable, offset by higher branch fee income. For the first half of 2011, noninterest income for this segment increased $2.8 million to $11.4 million, compared to $8.6 million for the same period in 2010. The increase is primarily due to the lower net reduction from the FDIC indemnification asset and receivable and a higher gain on sale of student loans.

Noninterest expense for this segment decreased $7.3 million to $51.7 million during the second quarter of 2011, compared with $59.0 million recorded during the second quarter of 2010. For the first half of 2011, noninterest expense for this segment decreased $17.9 million to $107.2 million, from $125.1 million for the same period in 2010. The decrease in noninterest expense for the second quarter and first half of 2011 is primarily due to decreases in OREO related expense and compensation and employee benefits.

Commercial Banking

The Commercial Banking segment reported pretax income of $38.7 million during the three months ended June 30, 2011, compared to $30.4 million for the same period in 2010. The increase for this segment during the second quarter of 2011 is driven by decreases in loan loss provisions and noninterest expense and increases in net interest income and noninterest income. For the first six months of 2011, this segment reported pretax income of $87.3 million, compared to $51.3 million recorded during the same period in 2010. The increase for the first half of 2011 is due to decreases in loan loss provisions and noninterest expense and an increase in noninterest income, offset by a reduction in net interest income.

Net interest income for this segment increased $2.1 million to $111.1 million for the three months ended June 30, 2011, compared to $109.0 million for the same period in 2010. For the first six months of 2011, net interest income for this segment decreased $40.6 million to $213.7 million, compared to $254.3 million recorded during the same period in 2010. The change in net interest income for this segment is primarily impacted by the disposal activity on the covered loan portfolio and the low interest rate environment.

Noninterest income for this segment increased $1.6 million to $2.3 million during the second quarter of 2011, compared to $0.7 million recorded in the same quarter of 2010 due to increases in fees from interest rate swaps and foreign exchange gains. For the first half of 2011, noninterest income increased $26.9 million to $3.8 million, compared to a noninterest loss of $23.1 million for the same period in 2010. The increase in noninterest income is primarily due to a lower decrease in the FDIC indemnification asset and receivable and an increase in fees from interest rate swaps and foreign exchange gains.

Noninterest expense for this segment decreased $2.5 million to $38.1 million during the three months ended June 30, 2011, compared with $40.6 million recorded during the same quarter in 2010. For the first half of 2011, noninterest expense for this segment decreased $10.3 million to $68.4 million, compared to $78.7 million for the same period in 2010. The decrease in noninterest expense is primarily due to decreases in OREO and loan related expenses.

Other

The Other segment reported pretax income of $28.4 million during the three months ended June 30, 2011, compared to $15.8 million recorded in the same quarter of 2010. For the first six months of 2011, this segment reported pretax income of $38.6 million, compared to $38.4 million recorded during the same period in 2010.

Net interest income for this segment increased $10.9 million to $14.5 million for the three months ended June 30, 2011, compared to $3.6 million recorded in the same quarter of 2010. For the first six months of 2011, net interest income for this segment increased $12.2 million to $23.7 million, compared to $11.5 million recorded during the same period in 2010.

Noninterest income for this segment decreased $15.5 million to $5.4 million during the three months ended June 30, 2011, compared with $20.9 million recorded in the same quarter of 2010. For the first half of 2011, noninterest income decreased $33.4 million to $8.3 million, compared with $41.7 million for the same period in 2010. The decrease for the second quarter and first half of 2011 is mainly attributable to the gain on acquisition and higher gain on sales of investment securities available-for-sale in 2010, offset by a decrease in the impairment on investment securities recognized in earnings.

Noninterest expense for this segment increased $2.0 million to $27.8 million for the three months ended June 30, 2011, compared with $25.8 million during the same quarter in 2010. The increase is primarily due to increases from amortization of investments in affordable housing partnerships and compensation expenses, offset by a reduction in occupancy expense. For the first half of 2011, noninterest expense for this segment decreased $11.7 million to $48.8 million, compared to $60.5 million for the same period in 2010. The decrease is primarily due to decreases in compensation expenses and prepayment penalties on FHLB advances.

Balance Sheet Analysis

Total assets increased $1.17 billion, or 5.7%, to $21.87 billion as of June 30, 2011, compared to $20.70 billion as of December 31, 2010. The increase is comprised predominantly of increases in cash and cash equivalents of $264.5 million, securities purchased under resale agreements of $312.3 million, investment securities available-for-sale of $330.2 million and loans receivable, net of $226.7 million. The increase in total assets was funded primarily through increases in deposit growth of $1.49 billion.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements increased $312.3 million, or 62.5%, to $812.3 million as of June 30, 2011, compared with $500.0 million as of December 31, 2010. The increase reflects additional resale agreements entered into during 2011.

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

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of June 30, 2011 and December 31, 2010.

Total investment securities available-for-sale increased 11% to $3.21 billion as of June 30, 2011, compared with $2.88 billion at December 31, 2010. As of June 30, 2011, the investment portfolio had a net unrealized gain of $5.9 million as compared to a net unrealized loss of $24.5 million as of December 31, 2011. Within the portfolio, all categories by security type, were in a net unrealized gain position except for corporate debt securities and U.S Government agency and U.S. Government sponsored enterprise debt securities. Total repayments/maturities and proceeds from sales of investment securities amounted to $561.7 million and $527.8 million, respectively, during the six months ended June 30, 2011. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $1.39 billion. We recorded net gains on sales of investment securities totaling $1.1 million and $5.8 million during the second quarter of 2011 and 2010, respectively. For the first half of 2011, we recorded net gains on sales of investment securities totaling $3.6 million, compared with $22.0 million during the first half of 2010. At June 30, 2011, investment securities available-for-sale with a par value of $2.52 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

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

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at June 30, 2011.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
U.S. Treasury securities	$—	—%	$20,625	2.11%	$—	—%	$—	—%	$—	—%	$20,625	2.11%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,170,237	1.95%	35,383	1.79%	—	—%	—	—%	—	—%	1,205,620	1.95%
U.S. Government agency and U.S.Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	2,058	5.54%	15,125	4.12%	7,151	3.63%	—	—%	24,334	4.10%
Residential mortgage-backed securities	1,293	—%	—	—%	32,874	2.61%	731,131	3.82%	—	—%	765,298	3.76%
Municipal securities	14,274	5.62%	7,344	2.01%	1,429	2.82%	9,833	5.94%	—	—%	32,880	4.77%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Non-investment grade	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Corporate debt securities:
Investment grade	102,880	3.64%	273,937	3.31%	712,498	3.75%	32,520	5.89%	—	—%	1,121,835	3.70%
Non-investment grade	9,259	0.91%	5,910	5.61%	—	—%	1,328	3.74%	—	—%	16,497	2.97%
Other securities	11,119	3.99%	7,900	4.41%	—	—%	—	—%	—	—%	19,019	4.16%
Total investment securities available-for-sale	$1,309,062		$353,157		$761,926		$781,963		$—		$3,206,108

For complete discussion and disclosure see Note 5 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the WFIB Acquisition on June 11, 2010 and in the UCB Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by UCB, excluding the loans originated by UCB in China under its United Commercial Bank China (Limited) subsidiary. The Company shares in the losses, which began with the first dollar of loss incurred, on the loan pools (including single-family residential mortgage loans, commercial loans, foreclosed loan collateral, and other real estate owned), covered (“covered assets”) under the shared-loss agreements.

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$497,846	9.4%	$553,541	9.3%
Residential multifamily	1,008,114	19.0%	1,093,331	18.4%
Commercial and industrial real estate	1,958,440	36.9%	2,085,674	35.0%
Construction and land	791,698	14.9%	1,043,717	17.5%
Total real estate loans	4,256,098	80.2%	4,776,263	80.2%

Other loans:
Commercial business	949,368	17.9%	1,072,020	18.0%
Other consumer	104,161	1.9%	107,490	1.8%
Total other loans	1,053,529	19.8%	1,179,510	19.8%
Total principal balance	5,309,627	100.0%	5,955,773	100.0%

Covered discount	(946,301)		(1,150,672)
Allowance on covered loans	(6,731)		(4,225)
Total covered loans, net	$4,356,595		$4,800,876

FDIC Indemnification Asset

For the three and six months ended June 30, 2011, the Company recorded $15.4 million and $33.7 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. Additionally, the Company recorded a $64.3 million and $120.9 million reduction for the three and six months ended June 30, 2011, respectively, to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss).

FDIC Receivable

As of June 30, 2011, the FDIC loss-sharing receivable was $79.8 million as compared to $55.5 million as of December 31, 2010. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan-related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable increased $777.8 million, or 9%, to $9.43 billion at June 30, 2011, relative to December 31, 2010. During the first half of 2011, proceeds from sales of loans held for sale were $376.6 million resulting in net gains on sale of $10.2 million.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$1,286,235	13.8%	$1,119,024	12.8%
Multifamily	950,981	10.2%	974,745	11.2%
Total residential	$2,237,216	24.0%	$2,093,769	24.0%

Commercial and Real Estate(“CRE”):
Income producing	3,408,560	36.5%	3,392,984	39.0%
Construction	216,690	2.3%	278,047	3.2%
Land	203,379	2.2%	235,707	2.7%
Total CRE	$3,828,629	41.0%	$3,906,738	44.9%

Commercial and Industrial ("C&I"):
Commercial business	$2,283,917	24.4%	$1,674,698	19.2%
Trade finance	400,555	4.3%	308,657	3.5%
Total C&I	$2,684,472	28.7%	$1,983,355	22.7%

Consumer:
Student loans	358,378	3.8%	490,314	5.6%
Other consumer	230,562	2.5%	243,212	2.8%
Total consumer	$588,940	6.3%	$733,526	8.4%
Total gross loans	9,339,257	100.0%	8,717,388	100.0%

Unearned fees, premiums, anddiscounts, net	(24,258)		(56,781)
Allowance for loan losses	(213,825)		(230,408)
Loans held for sale	326,841		220,055
Loans receivable, net	$9,428,015		$8,650,254

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $181.2 million, or 0.83% of total assets, at June 30, 2011 and $194.8 million, or 0.94% of total assets, at December 31, 2010. Nonaccrual loans amounted to $164.7 million at June 30, 2011, compared with $172.9 million at year-end 2010. During the first half of 2011, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $18.6 million in non-covered OREO properties during the first half of 2011 for a net loss of $254 thousand. Also during the first half of 2011 we sold notes with a carrying value of $52.6 million for cash proceeds of $29.2 million and $17.4 million in loans originated to facilitate the note sales; the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses. Net charge-offs for non-covered nonperforming loans were $31.6 million and $65.8 million for the three and six months ended June 30, 2011, respectively. For non-covered OREO properties, write-downs of $460 thousand and $1.5 million were recorded for the three and six months ended June 30, 2011.

Approximately $26.7 million, or 51%, of our problem loan sales during the first six months of 2011 were all-cash transactions. We partially financed selected loan sales to unrelated third parties.  Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged-off. A substantial down payment, typically in the range of 25% to 40%, is received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over the sold loans.

Loans totaling $61.3 million were placed on nonaccrual status during the second quarter of 2011.  Loans totaling $33.2 million which were not 90 days past due as of June 30, 2011, were included in nonaccrual loans as of June 30, 2011. Additions to nonaccrual loans during the second quarter of 2011 were offset by $30.6 million in gross charge-offs, $28.7 million in payoffs and principal paydowns, $4.4 million in loans that were transferred to other real estate owned, and $5.6 million in loans brought current. Additions to nonaccrual loans during the second quarter of 2011 were comprised of $18.5 million in residential loans, $36.6 million in commercial real estate loans, and $6.2 million in commercial and industrial loans.

The Company had $60.1 million and $122.1 million in total performing restructured loans as of June 30, 2011 and December 31, 2010, respectively. Nonperforming restructured loans were $11.9 million and $42.1 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, restructured loans were comprised of $4.5 million in single-family loans, $12.8 million in multifamily loans, $20.3 million in commercial real estate loans, $9.6 million in CRE construction loans, $19.0 million in CRE land loans and $5.8 million in commercial business loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At June 30, 2011, total non-covered OREO was $16.5 million, compared to $21.9 million at December 31, 2010. During the first six months of 2011, the Company had an addition of $15.0 million to OREO due to foreclosures. Additionally, the Company recorded $1.5 million in write-downs. During this period, the Company also had a total of $18.4 million in total proceeds for OREO properties sold resulting in a total net loss on sale of $254 thousand and charges against the allowance for loans losses totaling $279 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses. During the first six months of 2010, the Company sold a total of $13.8 million in OREO properties for a total net gain on sale of $274 thousand and charges against the allowance for loan losses totaling $1.4 million.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Nonaccrual loans	$164,733	$172,929
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	164,733	172,929
Non-covered other real estate owned, net	16,464	21,865
Total nonperforming assets	$181,197	$194,794

Total nonperforming assets to total assets	0.83%	0.94%
Allowance for non-covered loan losses to nonperforming loans	129.80%	133.24%
Nonperforming loans to total gross non-covered loans	1.70%	1.93%
Performing restructured loans	60,103	122,100

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

At June 30, 2011, the Company’s total recorded investment in impaired loans was $135.5 million, compared with $158.9 million at December 31, 2010. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at June 30, 2011 are comprised of single-family loans totaling $8.5 million, multifamily loans totaling $14.9 million, income producing commercial real estate loans totaling $29.1 million, CRE construction loans totaling $33.5 million, CRE land loans totaling $24.2 million, commercial business loans totaling $24.2 million, and other consumer loans totaling $1.1 million. As of June 30, 2011, the allowance for loan losses included $3.7 million for impaired loans with a total recorded balance of $13.4 million. As of December 31, 2010, the allowance for loan losses included $10.0 million for impaired loans with a total recorded balance of $20.6 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$8,539	6.3%	$7,413	4.7%
Multifamily	14,883	11.0%	17,382	10.9%
Total residential impaired loans	$23,422	17.3%	$24,795	15.6%

Commercial Real Estate ("CRE"):
Income producing	29,131	21.5%	46,416	29.2%
Construction	33,526	24.8%	35,466	22.3%
Land	24,150	17.8%	28,899	18.2%
Total CRE impaired loans	$86,807	64.1%	$110,781	69.7%

Commercial and Industrial ("C&I"):
Commercial business	$23,060	17.0%	$22,671	14.3%
Trade finance	1,109	0.8%	—	—%
Total C&I impaired loans	$24,169	17.8%	$22,671	14.3%

Consumer:
Student loans	—	—%	—	—%
Other consumer	1,077	0.8%	620	0.4%
Total consumer impaired loans	$1,077	0.8%	$620	0.4%
Total gross impaired loans	$135,475	100.0%	$158,867	100.0%

The average recorded investment in impaired loans at June 30, 2011 and December 31, 2010 totaled $156.0 million and $177.2 million, respectively. During the six months ended June 30, 2011 and 2010, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $5.6 million and $7.5 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $830 thousand for the six months ended June 30, 2011 and $2.2 million for the same period in 2010.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at June 30, 2011, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. At June 30, 2011, the allowance for loan losses amounted to $220.6 million which includes $6.7 million allocated to covered loans. Prior to the third quarter of 2010, the total allowance was allocated to non-covered loans. At June 30, 2011, the allowance for loan losses on non-covered loans amounted $213.8 million, or 2.29% of total non-covered loans receivable, compared with $230.4 million or 2.64% of total non-covered loans receivable at December 31, 2010 and $249.5 million or 3.00% of total non-covered loans receivable at June 30, 2010. The $14.1 million decrease in the allowance for loan losses at June 30, 2011, from year-end 2010, reflects $53.0 million in additional loss provisions, less $65.8 million in net charge-offs recorded during the first six months of 2011. The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.2 million at June 30, 2011, compared to $10.0 million at December 31, 2010. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for losses.

We recorded $26.5 million in loan loss provisions during the second quarter of 2011 and $53.0 million during the first half of 2011. In comparison, we recorded $55.3 million in loan loss provisions during the second quarter of 2010 and $131.7 million during the first half of 2010. During the second quarter of 2011, we recorded $31.6 million in net charge-offs representing 1.38% of average loans outstanding during the quarter. In comparison, we recorded net charge-offs totaling $55.2 million, or 2.58% of average non-covered loans outstanding for the same period in 2010.

The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Allowance balance, beginning of period	$226,161	$250,517	$234,633	$238,833
Allowance for unfunded loan commitments and letters of credit	(487)	(1,115)	(1,245)	(1,923)
Provision for loan losses	26,500	55,256	53,006	131,677
Gross charge-offs:
Residential	2,216	11,695	5,553	20,196
Commercial real estate	21,985	38,603	44,385	88,090
Commercial and industrial	11,090	12,328	21,808	19,897
Consumer	304	809	1,384	1,425
Total gross charge-offs	35,595	63,435	73,130	129,608

Gross recoveries:
Residential	15	886	246	1,101
Commercial real estate	1,678	5,368	2,651	6,155
Commercial and industrial	2,246	1,853	4,304	3,054
Consumer	38	132	91	173
Total gross recoveries	3,977	8,239	7,292	10,483

Net charge-offs	31,618	55,196	65,838	119,125

Allowance balance, end of period(1)	$220,556	$249,462	$220,556	$249,462

Average loans outstanding	$9,418,750	$8,556,680	$9,271,782	$8,582,214

Total gross loans outstanding, end of period	$9,339,257	$8,314,984	$9,339,257	$8,314,984

Annualized net charge-offs to average loans	1.34%	2.58%	1.42%	2.78%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	2.29%	3.00%	2.29%	3.00%
_______________________
(1)	$6.7 million of the June 30, 2011 balance of allowance for loan losses is allocated to covered loans not accounted for under ASC 310-30.

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

The Company continues to grow the commercial and industrial portfolio while decreasing the commercial real estate portfolio. The commercial real estate portfolio has experienced a reduction in charge-offs, and positive movement from past due, nonaccrual, and classified asset levels as compared to the fourth quarter 2010. As the performance and classified asset levels of the commercial real estate portfolio has improved the calculated provision for loan losses and related allowance for loan losses declined. As of June 30, 2011, the overall allowance allocation by portfolio segment is consistent with the increase/decrease in the respective portfolio balance and the movement in the past due and risk rating categories during the six months ended June 30, 2011.

The following table reflects the Company’s allocation of the allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$44,630	24.0%	$49,491	24.0%
Commercial Real Estate	85,686	41.0%	117,752	44.9%
Commercial and Industrial	79,985	28.7%	59,737	22.7%
Consumer	3,524	6.3%	3,428	8.4%
Covered loans subject to allowance for loan losses	6,731	0.0%	4,225	0.0%
Total	$220,556	100.0%	$234,633	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $1.50 billion to $17.14 billion as of June 30, 2011 from $15.64 billion as of December 31, 2010. The increase in total deposits was due to increases of $1.02 billion, or 15%, in time deposits, $475.2 million, or 17.8%, in noninterest-bearing demand deposits, $34.9 million, or 4.6%, in interest-bearing checking and $114.5 million, or 11.6% in savings accounts, which were offset by a decrease in money market accounts of $145.8 million, or 3.3%.

As of June 30, 2011, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $512.4 million, compared with $713.5 million as of December 31, 2010. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$3,151,660	$2,676,466	$475,194	17.8%
Interest-bearing checking	792,330	757,446	34,884	4.6%
Money market	4,311,583	4,457,376	(145,793)	-3.3%
Savings	1,099,065	984,518	114,547	11.6%
Total core deposits	9,354,638	8,875,806	478,832	5.4%

Time deposits	7,781,115	6,765,453	1,015,662	15.0%
Total deposits	$17,135,753	$15,641,259	$1,494,494	9.6%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. Federal funds purchased generally mature within one business day to six months from the transaction date. At June 30, 2011, federal funds purchased remained unchanged from the $22 thousand balance at December 31, 2010. FHLB advances decreased $681.2 million, or 56.1%, to $533.0 million as of June 30, 2011, compared to $1.21 billion as of December 31, 2010. The decrease in FHLB advances is consistent with our overall strategy to improve our cost of funds. During the first six months of 2011, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money market mutual funds was used to pay down our borrowings. During the first six months of 2011, long-term FHLB advances totaling $477.6 million were prepaid, with additional prepayment penalties of $8.5 million. We also paid off $200 million of matured overnight FHLB advances during the first six months of 2011.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.05 billion and $1.08 billion as of June 30, 2011 and December 31, 2010, respectively. Included in these balances are $57.6 million and $88.5 million in short-term repurchase agreements as of June 30, 2011 and December 31, 2010, respectively. The interest rates on these short-term repurchase agreements were 0.53% and 0.54% as of June 30, 2011 and December 31, 2010, respectively. The remaining repurchase agreements are long-term with interest rates that are largely fixed ranging from 4.15% to 5.13% as of June 30, 2011. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt decreased $10.3 million or 4% to $225.3 million as of June 30, 2011 compared to $235.6 million as of December 31, 2010. The decrease is due to the paydown of $10.3 million of junior subordinated debt securities which were called at par during the second quarter in order to reduce higher interest-bearing debt and in anticipation of the phase out of trust preferred securities as Tier I regulatory capital beginning in 2013. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with phase-out complete by 2016. During the third quarter of 2011, the Company intends to paydown an additional $11.1 million in junior subordinated debt.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of June 30, 2011, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total

	(In thousands)
Deposits	$6,908,264	$751,000	$173,713	$80,239	$9,474,881	$17,388,097
Federal funds purchased	22	—	—	—	—	22
FHLB advances	44,660	161,731	47,578	334,035	—	588,004
Securities sold under repurchase agreements	105,026	94,823	530,210	561,257	—	1,291,316
Notes payable	—	—	—	—	80,326	80,326
Long-term debt obligations	5,052	10,104	84,291	221,486	—	320,933
Operating lease obligations	21,282	38,001	25,926	29,605	—	114,814
Unrecognized tax benefits	(412)	(2,864)	(3,050)	—	—	(6,326)
Postretirement benefit obligations	285	727	900	17,902	—	19,814
Total contractual obligations	$7,084,179	$1,053,522	$859,568	$1,244,524	$9,555,207	$19,797,000

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of June 30, 2011 is as follows:

Commitments Outstanding
(In thousands)
Undisbursed loan commitments	$2,074,654
Standby letters of credit	1,455,382
Commercial letters of credit	91,615

\
Capital Resources

At June 30, 2011, stockholders’ equity totaled $2.23 billion, a 5.5% increase from the year-end 2010 balance of $2.11 billion. The increase is comprised of the following: (1) net income of $116.6 million recorded during the first six months of 2011; (2) additional unrealized gain on investment securities available-for-sale, net of tax, of $20.5 million; (3) stock compensation costs amounting to $5.6 million related to grants of restricted stock, restricted stock units and stock options; (4) issuance of common stock totaling $3.3 million, representing 353,098 shares, pursuant to various stock plans and agreements; and (5) tax benefit of $474 thousand from various stock plans. These transactions were offset by: (1) repurchase of common stock warrants totaling $14.5 million, representing 1,517,555 common stock warrants; (2) accrual and payment of cash dividends on common and preferred stock totaling $12.4 million during the first six months of 2011; (3) noncredit-related impairment loss on investment securities amounted to $3.0 million; net of tax (4) foreign currency translation adjustments, net of tax, of $665 thousand; and (5) purchase of treasury shares related to vested restricted stock amounting to $572 thousand, representing 24,834 shares.

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

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.” At June 30, 2011, the Bank’s Tier I and total capital ratios were 14.9% and 16.6%, respectively, compared to 15.7% and 17.4%, respectively, at December 31, 2010.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at June 30, 2011, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements

Total Capital (to Risk-Weighted Assets)	17.0%	16.6%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	15.2%	14.9%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.3%	9.1%	4.0%	5.0%

ASSET LIABILITY AND MARKET RISK MANAGEMENT

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Bank, including adequate cash flow for off-balance sheet instruments.

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

During the first half of 2011, we experienced net cash inflows from operating activities of $340.0 million, compared to net cash inflows of $510.7 million for the first half of 2010.

Net cash outflows from investing activities totaled $840.2 million for the first half of 2011 compared with net cash inflows of $1.12 billion for the first half of 2010. Net cash outflows from investing activities for the first half of 2011 were due primarily from purchases of investment securities, securities purchased under resale agreements, and purchases of loans receivable. These factors were partially offset by the repayments, maturities and redemptions of investment securities and proceeds from the sales of investment securities, and proceeds from sales of loans held for sale originated for investment. Net cash inflows from investing activities for the first half of 2010 were due primarily to the proceeds from the sale of investment securities, collections on covered loans and repayments and maturities and redemptions of investment securities. These factors were partially offset by the purchase of securities purchased under resale agreements and investment securities.

We experienced net cash inflows from financing activities of $765.9 million during the first half of 2011, primarily due to the increase in deposits. We experienced net cash outflows from financing activities of $1.3 billion for the first half of 2010 primarily due to the net decrease in deposits resulting from the Company’s strategy to reduce brokered deposits and repayment of FHLB advances.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the six months ended June 30, 2011, total dividends paid by the Bank to the Company amounted to $72.0 million. For the six months ended June 30, 2010, no dividends were paid by the Bank to the Company.

On July 20, 2011, the Company’s Board of Directors approved the payment of third quarter 2011 dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend was payable on or about August 1, 2011 to shareholders of record as of July 15, 2011. Additionally, the Board declared a dividend of $0.05 per share on the Company’s common stock payable on or about August 24, 2011 to shareholders of record as of August 10, 2011.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2011 and December 31, 2010, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2011	2010	2011	2010
+200	3.6%	(0.4)%	(3.7)%	1.5%
+100	1.4%	(1.6)%	(2.2)%	0.4%
-100	1.6%	6.8%	1.6%	0.5%
-200	0.7%	7.1%	0.2%	(0.9)%
_______________________
(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2011 and December 31, 2010. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. At June 30, 2011 and December 31, 2010, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2011. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year							Fair value at June 30,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2011
	(Dollars in thousands)
Assets:
CD investments	$413,274	$1,086	$250	$—	$—	$—	$414,610	$415,989
Average yield (fixed rate)	4.59%	1.73%	4.00%	—	—	—	4.58%
Short-term investments(1)	$449,369	$—	$—	$—	$—	$—	$449,369	$449,369
Weighted average rate	0.67%	—	—	—	—	—	0.67%
Securities purchased under resale agreements	$797,358	$—	$—	$—	$—	$350,000	$1,147,358	$1,179,704
Weighted average rate	1.34%	—	—	—	—	4.66%	2.35%
Investment securities	$1,041,661	$543,295	$375,708	$321,359	$235,512	$683,259	$3,200,794	$3,206,108
Weighted average rate	2.69%	3.54%	2.63%	2.98%	3.90%	4.34%	3.30%
Investment securities available-for-sale (fixed rate)	$137,241	$315,118	$356,760	$305,112	$208,539	$619,759	$1,942,529	$1,996,901
Weighted average rate	2.85%	2.41%	2.53%	2.89%	3.70%	4.45%	3.33%
Investment securities available-for-sale (floating rate)(2)	$904,420	$228,177	$18,948	$16,247	$26,973	$63,500	$1,258,265	$1,209,207
Weighted average rate	2.66%	5.09%	4.54%	4.76%	5.47%	3.32%	3.25%
Total covered gross loans	$3,993,408	$653,120	$226,640	$184,088	$97,155	$189,034	$5,343,445	$5,105,305
Weighted average rate	4.92%	6.07%	6.22%	6.06%	5.48%	4.70%	5.16%
Total non-covered gross loans	$7,539,642	$671,047	$452,598	$256,178	$212,369	$532,325	$9,664,159	$9,442,430
Weighted average rate	4.86%	5.64%	5.70%	5.78%	5.71%	5.31%	5.02%

Liabilities:
Checking accounts	$792,330	$—	$—	$—	$—	$—	$792,330	$665,155
Weighted average rate	0.35%	—	—	—	—	—	0.35%
Money market accounts	$4,311,583	$—	$—	$—	$—	$—	$4,311,583	$4,108,525
Weighted average rate	0.48%	—	—	—	—	—	0.48%
Savings deposits	$1,099,065	$—	$—	$—	$—	$—	$1,099,065	$924,919
Weighted average rate	0.34%	—	—	—	—	—	0.34%
Time deposits	$6,834,667	$686,354	$41,102	$130,326	$31,587	$57,078	$7,781,114	$7,818,345
Weighted average rate	1.16%	1.49%	1.78%	1.81%	1.62%	3.51%	1.22%
Short-term borrowings	$22	$—	$—	$—	$—	$—	$22	$22
Weighted average rate	0.12%	—	—	—	—	—	0.12%
FHLB advances	$25,000	$—	$125,000	$—	$20,000	$325,000	$495,000	$544,833
Weighted average rate	5.45%	—	4.43%	—	4.46%	4.04%	4.23%
Short-term repurchase agreements	$57,615	$—	$—	$—	$—	$—	$57,615	$57,615
Weighted average rate	0.52%	—	—	—	—	—	0.52%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$—	$—	$445,000	$500,000	$945,000	$1,140,716
Weighted average rate	—	—	—	—	4.78%	4.82%	4.80%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000	$55,297
Weighted average rate	4.15%	—	—	—	—	—	4.15%
Subordinated notes (variable rate)	$75,000	$—	$—	$—	$—	$—	$75,000	$60,540
Weighted average rate	1.37%	—	—	—	—	—	1.37%
Junior subordinated debt (fixed rate)	$—	$—	$—	$—	$—	$11,083	$11,083	$15,647
Weighted average rate	—	—	—	—	—	10.88%	10.88%
Junior subordinated debt (variable rate)	$139,178	$—	$—	$—	$—	$—	$139,178	$45,015
Weighted average rate	2.00%	—	—	—	—	—	2.00%
Other borrowing (variable rate)	$30,000	$—	$—	$—	$—	$80,227	$110,227	$110,233
Weighted average rate	0.54%	—	—	—	—	—	0.15%
_______________________
(1)	Includes interest-bearing non-time deposits in other banks.

(2)	Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2011. The following summarizes share repurchase activities during the second quarter of 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly AnnouncedPlans or Programs	Approximate Dollar Value in Millions of Shares that May Yet Be Purchased Under the Plans or Programs(2)

April 30, 2011	—	$—	—	$26.2
May 31, 2011	—	—	—	26.2
June 30, 2011	—	—	—	26.2
Total	—	$—	—	$26.2
_______________________
(1)	Excludes 112,252 in repurchased shares totaling $958 thousand due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

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

Dated:           August 8, 2011

EAST WEST BANCORP, INC.

By:	/s/ Irene H. Oh
Irene H. Oh
Executive Vice President and
Chief Financial Officer