Form 10-Q
period 2011-09-30
EAST WEST BANCORP INC
filed 2011-11-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 149,051,662 shares of common stock as of October 31, 2011.

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

PART I – FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,105,888	$1,333,949
Short-term investments	66,009	143,560
Federal funds sold	30,000	—
Securities purchased under resale agreements	951,824	500,000
Investment securities available-for-sale, at fair value (with amortized cost of $3,318,301 at September 30, 2011 and $2,900,410 at December 31, 2010)	3,279,592	2,875,941
Loans held for sale	251,920	220,055
Loans receivable, excluding covered loans (net of allowance for loan losses of $211,738 at September 30, 2011 and $230,408 at December 31, 2010)	9,578,766	8,430,199
Covered loans (net of allowance for loan losses of $6,434 at September 30, 2011and $4,225 at December 31, 2010)	4,139,902	4,800,876
Total loans receivable, net	13,718,668	13,231,075
FDIC indemnification asset	569,157	785,035
Other real estate owned, net	21,178	21,865
Other real estate owned covered, net	87,298	123,902
Total other real estate owned	108,476	145,767
Investment in affordable housing partnerships	172,407	155,074
Premises and equipment, net	119,035	135,919
Accrued interest receivable	93,042	82,090
Due from customers on acceptances	225,470	73,796
Premiums on deposits acquired, net	70,115	79,518
Goodwill	337,438	337,438
Other assets	714,005	601,320
TOTAL	$21,813,046	$20,700,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$3,377,559	$2,676,466
Interest-bearing	13,931,141	12,964,793
Total deposits	17,308,700	15,641,259
Federal Home Loan Bank advances	457,075	1,214,148
Securities sold under repurchase agreements	1,024,949	1,083,545
Notes payable and other borrowings	89,969	60,686
Bank acceptances outstanding	225,470	73,796
Long-term debt	214,178	235,570
Accrued expenses and other liabilities	231,536	277,602
Total liabilities	19,551,877	18,586,606

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 and 85,741 shares outstanding in 2011 and 2010, respectively.	83,027	83,058
Common stock, $0.001 par value, 200,000,000 shares authorized; 156,370,318 and 155,743,241 shares issued in 2011 and 2010, respectively; 148,961,927 and 148,542,940 shares outstanding in 2011 and 2010, respectively.	156	156
Additional paid in capital	1,436,940	1,434,277
Retained earnings	877,595	720,116
Treasury stock, at cost -- 7,408,391 shares in 2011 and 7,200,301 shares in 2010	(114,954)	(111,262)
Accumulated other comprehensive (loss) income, net of tax	(21,595)	(12,414)
Total stockholders' equity	2,261,169	2,113,931
TOTAL	$21,813,046	$20,700,537

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$244,523	$210,086	$712,822	$731,813
Investment securities	24,503	15,725	66,613	50,642
Securities purchased under resale agreements	5,064	2,410	14,443	11,303
Investment in Federal Home Loan Bank stock	75	194	432	431
Investment in Federal Reserve Bank stock	710	623	2,128	2,042
Short-term investments	7,866	2,362	15,106	7,405
Total interest and dividend income	282,741	231,400	811,544	803,636
INTEREST EXPENSE
Customer deposit accounts	28,216	28,498	83,328	91,078
Federal Home Loan Bank advances	3,013	5,725	12,746	20,905
Securities sold under repurchase agreements	12,218	12,189	36,351	36,775
Long-term debt	1,424	1,685	4,783	4,823
Other borrowings	88	498	384	1,903
Total interest expense	44,959	48,595	137,592	155,484
Net interest income before provision for loan losses	237,782	182,805	673,952	648,152
Provision for loan losses	22,000	38,648	75,006	170,325
Net interest income after provision for loan losses	215,782	144,157	598,946	477,827
NONINTEREST (LOSS) INCOME
Gain on acquisition	—	—	—	27,571
Impairment loss on investment securities	—	(6,522)	(5,555)	(17,515)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	5,634	5,091	7,186
Net impairment loss on investment securities recognized in earnings	—	(888)	(464)	(10,329)
(Decrease) increase in FDIC indemnification asset and receivable	(43,451)	5,826	(79,700)	(47,170)
Branch fees	8,872	7,976	25,704	24,953
Net gain on sales of investment securities	3,191	2,791	6,823	24,749
Net gain on sales of fixed assets	30	25	2,236	77
Letters of credit fees and foreign exchange income	6,450	3,914	17,636	11,023
Ancillary loan fees	2,076	2,367	6,122	6,425
Income from life insurance policies	982	1,100	3,088	3,306
Net gain on sales of loans	5,452	4,177	18,753	12,250
Other operating income	2,853	2,027	9,789	3,694
Total noninterest (loss) income	(13,545)	29,315	9,987	56,549
NONINTEREST EXPENSE
Compensation and employee benefits	39,885	38,693	119,025	131,051
Occupancy and equipment expense	12,580	13,963	37,353	39,022
Amortization of investments in affordable housing partnerships	5,287	1,442	14,410	7,117
Amortization of premiums on deposits acquired	3,067	3,352	9,403	10,046
Deposit insurance premiums and regulatory assessments	2,430	5,676	16,454	21,785
Loan-related expenses	5,208	6,316	12,591	14,567
Other real estate owned expense	4,489	5,694	29,738	44,689
Legal expense	6,028	5,301	16,920	14,391
Prepayment penalty for FHLB advances and other borrowings	3,826	—	12,281	13,832
Data processing	1,827	2,646	6,530	8,174
Deposit-related expenses	1,667	1,239	4,199	3,381
Consulting expense	2,094	1,612	6,098	5,672
Other operating expenses	16,164	14,011	43,936	50,446
Total noninterest expense	104,552	99,945	328,938	364,173
INCOME BEFORE PROVISION FOR INCOME TAXES	97,685	73,527	279,995	170,203
PROVISION FOR INCOME TAXES	35,253	26,576	100,967	61,988
NET INCOME	62,432	46,951	179,028	108,215
PREFERRED STOCK DIVIDENDS AND AMORTIZATION OF PREFERRED
STOCK DISCOUNT	1,714	6,732	5,143	19,017
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$60,718	$40,219	$173,885	$89,198
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.41	$0.27	$1.18	$0.66
DILUTED	$0.41	$0.27	$1.17	$0.61
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	147,162	146,454	147,013	134,396
DILUTED	153,453	147,113	153,372	146,993
DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.01	$0.11	$0.03

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

	Preferred	Additional Paid In Capital	Common	Additional Paid In Capital	Retained	Treasury	Accumulated Other Comprehensive Income (Loss)	Comprehensive	Total Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Income	Equity

BALANCE, JANAURY 1, 2010	$—	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659
Comprehensive income:
Net income					108,215			$108,215	108,215
Net unrealized gain on investment securities available-for-sale,net of taxes of $6,057 and reclassification of $8,363 net gain included in net income							7,142	7,142	7,142
Noncredit-related impairment loss on securities, net of tax benefits of $2,366							(3,268)	(3,268)	(3,268)
Foreign currency translation adjustments, net of tax expense of $480							662	662	662
Total comprehensive income								$112,751
Stock compensation costs				6,164					6,164
Tax provision from stock compensation plans, net				(156)					(156)
Issuance of 1,216,392 shares of common stock pursuant to various stock compensation plans and agreements			1	2,245					2,246
Conversion of 335,047 shares of Series C preferred stock into 37,103,734 shares of common stock		(325,299)	37	325,262					—
Issuance of 17,910 shares pursuant to Director retainer fee				281					281
Cancellation of 293,105 shares of common stock due to forfeitures of issued restricted stock				4,050		(4,050)			—
Purchase of 26,182 shares of treasury stock due to the vesting of restricted stock						(481)			(481)
Amortization of Series B preferred stock discount		2,378			(2,378)				—
Preferred stock dividends					(16,640)				(16,640)
Common stock dividends					(4,064)				(4,064)
BALANCE, SEPTEMBER 30, 2010	$—	$370,882	$155	$1,428,893	$689,356	$(109,661)	$5,135		$2,384,760

BALANCE, JANAURY 1, 2011	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)		$2,113,931
Comprehensive income:
Net income					179,028			$179,028	179,028
Net unrealized loss on investment securities available-for-sale,net of tax benefits of $3,913 and reclassification of $10,925 net loss included in net income							(5,403)	(5,403)	(5,403)
Noncredit-related impairment loss on securities, net of tax benefits of $2,139							(2,952)	(2,952)	(2,952)
Foreign currency translation adjustments, net of tax benefits of $424							(586)	(586)	(586)
Net unrealized loss on other asset investment, net of taxes benefits of $174							(240)	(240)	(240)
Total comprehensive income								$169,847
Stock compensation costs				9,330					9,330
Tax benefit from stock compensation plans, net				546					546
Issuance of 597,232 shares of common stock pursuant to various stock compensation plans and agreements				3,663					3,663
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31					—
Issuance of 27,831 shares pursuant to Director retainer fee				520					520
Cancellation of 180,152 shares of common stock due to forfeitures of issued restricted stock				3,073		(3,073)			—
Purchase of 27,938 shares of treasury stock due to the vesting of restricted stock						(619)			(619)
Preferred stock dividends					(5,143)				(5,143)
Common stock dividends					(16,406)				(16,406)
Repurchase of 1,517,555 common stock warrants				(14,500)					(14,500)
BALANCE, SEPTEMBER 30, 2011	$—	$83,027	$156	$1,436,940	$877,595	$(114,954)	$(21,595)		$2,261,169

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$179,028	$108,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,823	48,153
(Accretion) of discount and amortization of premiums, net	(162,319)	(159,226)
Decrease in FDIC indemnification asset and receivable	79,700	47,170
Gain on acquisition	—	(27,571)
Stock compensation costs	9,850	6,164
Deferred tax expense	64,398	32,355
Provision for loan losses	75,006	170,325
Impairment on other real estate owned	22,440	36,508
Net gain on sales of investment securities, loans and other assets	(29,586)	(39,260)
Originations and purchases of loans held for sale	(40,193)	(22,013)
Proceeds from sales of loans held for sale	30,180	20,389
Prepayment penalty for Federal Home Loan Bank advances and other borrowings	12,281	13,832
Net proceeds from FDIC shared-loss agreements	147,121	249,175
Net change in accrued interest receivable and other assets	(134,500)	29,211
Net change in accrued expenses and other liabilities	(100,393)	162,446
Other net operating activities	(2,383)	10,833
Total adjustments	20,425	578,491
Net cash provided by operating activities	199,453	686,706
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in WFIB acquisition	—	67,186
Net (increase) decrease in loans	(720,348)	662,655
Net decrease in short-term investments	77,551	95,288
Net increase in federal funds sold	(30,000)	(75,000)
Purchases of:
Securities purchased under resale agreements	(1,119,711)	(750,000)
Investment securities available-for-sale	(2,464,002)	(3,612,331)
Loans receivable	(569,946)	(580,396)
Federal Reserve Bank stock	(99)	(10,500)
Premises and equipment	(7,460)	(90,051)
Investments in affordable housing partnerships	(22,756)	(37,773)
Proceeds from sale of:
Investment securities available-for-sale	602,625	1,047,173
Loans receivable	151,961	427,087
Loans held for sale originated for investment	607,291	147,194
Other real estate owned	135,461	77,804
Premises and equipment	9,200	84
Repayments, maturities and redemptions of investment securities available-for-sale	1,447,842	2,268,589
Paydowns, maturities and termination of securities purchased under resale agreements	667,887	630,000
Redemption of Federal Home Loan Bank stock	19,424	13,427
Net cash (used in) provided by investing activities	(1,215,080)	280,436
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	1,668,073	(87,053)
Short-term borrowings	(58,596)	2,214
Proceeds from:
FHLB advances	—	350,000
Issuance of common stock pursuant to various stock plans and agreements	3,663	2,527
Payment for:
Repayment of FHLB advances	(760,274)	(1,198,312)
Repayment of long-term debt	(21,918)	(24,825)
Repayment of notes payable and other borrowings	(6,250)	—
Repurchase of common stock warrants	(14,500)	—
Cash dividends	(21,512)	(20,704)
Other net financing activities	(73)	(637)
Net cash provided by (used in) financing activities	788,613	(976,790)
Effect of exchange rate changes on cash and cash equivalents	(1,047)	500
NET INCREASE IN CASH AND CASH EQUIVALENTS	(228,061)	(9,148)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,333,949	1,099,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,105,888	$1,089,936
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$135,037	$159,742
Income tax payments, net of refunds	262,988	24,292
Noncash investing and financing activities:
Transfers to other real estate owned/affordable housing investments	140,987	203,276
Conversion of preferred stock to common stock	31	325,299
Loans to facilitate sales of other real estate owned	8,792	13,550
Loans to facilitate sales of loans	21,637	42,022
Loans to facilitate sales of premises and equipment	11,100	—
Loans transferred to loans held for sale	631,407	138,792

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 —SIGNIFICANT ACCOUNTING POLICIES

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

Troubled debt restructurings (“TDR”)— A loan is identified as a troubled debt restructure when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. A restructuring executed at an interest rate that is at or near market interest rates for nontroubled debt is not a TDR. All troubled debt restructurings are reviewed for potential impairment. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can perform under the restructured terms. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan remaining on accrual status or being returned to accrual status after a shorter performance period. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.

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

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 removes the transferor's ability criterion from the consideration of effective control for repos and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The FASB indicates that eliminating the transferor's ability criterion and related implementation guidance from an entity's assessment of effective control should improve the accounting for repos and other similar transactions. The amendments in ASU 2011-03 are effective for the first interim or annual period beginning on or after December 15, 2011 and are to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 addresses convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in ASU 2011-04 are effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives both public and nonpublic companies the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under ASC 350-20, Intangibles – Goodwill and Other: Goodwill. Under ASU 2011-08, if a company chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of September 30, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 2 during the first nine months of 2011. There were also no transfers in and out of Levels 1 and 3 or Levels 2 and 3 during the first nine months of 2011.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of September 30, 2011
	Fair Value Measurements September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,761	$20,761	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	642,951	—	642,951	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	16,823	—	16,823	—
Residential mortgage-backed securities	1,093,829	—	1,093,829	—
Municipal securities	77,466	—	77,466	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,403,432	—	1,403,432	—
Non-investment grade	14,195	—	11,840	2,355
Other securities	10,135	—	10,135	—
Total investment securities available-for-sale	$3,279,592	$20,761	$3,256,476	$2,355
Equity swap agreements	$200	$—	$200	$—
Foreign exchange options	4,392	—	4,392	—
Interest rate swaps	17,791	—	17,791	—
Derivative liabilities	(20,206)	—	(17,237)	(2,969)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2010
	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,454	$20,454	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,333,465	—	1,333,465	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	19,132	—	19,132	—
Residential mortgage-backed securities	306,714	—	306,714	—
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	6,254	—	—	6,254
Corporate debt securities:
Investment grade	1,056,867	—	1,056,867	—
Non-investment grade	38,730	—	35,957	2,773
Other securities	94,325	—	94,325	—
Total investment securities available-for-sale	$2,875,941	$20,454	$2,846,460	$9,027
Equity swap agreements	$206	$—	$206	$—
Foreign exchange options	5,084	—	5,084	—
Interest rate swaps	13	—	13	—
Derivative liabilities	(3,463)	—	(14)	(3,449)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended September 30, 2011
	Fair Value Measurements as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2011
	(In thousands)
Non-covered impaired loans:
Total residential	$9,637	$—	$—	$9,637	$(3,142)
Total commercial real estate	40,997	—	—	40,997	(16,645)
Total commercial and industrial	4,405	—	—	4,405	(6,328)
Total consumer	315	—	—	315	(265)
Total non-covered impaired loans	$55,354	$—	$—	$55,354	$(26,380)

Mortgage servicing assets (single-family, multifamily and commercial)	$12,495	$—	$—	$12,495	$(212)
Non-covered OREO	$36	$—	$36	$—	$(17)
Covered OREO (1)	$18,068	$—	$18,068	$—	$(3,252)
Loans held for sale	$2,714	$—	$—	$2,714	$(260)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended September 30, 2010
	Fair Value Measurements as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2010
	(In thousands)
Non-covered impaired loans:
Total residential	$2,694	$—	$—	$2,694	$(772)
Total commercial real estate	41,212	—	—	41,212	(16,046)
Total commercial and industrial	7,830	—	—	7,830	(3,053)
Total consumer	167	—	—	167	96
Total non-covered impaired loans	$51,903	$—	$—	$51,903	$(19,775)

Mortgage servicing assets (single-family, multifamily and commercial)	$15,973	$—	$—	$15,973	$(284)
Non-covered OREO	$2,574	$—	$2,574	$—	$(1,099)
Covered OREO (1)	$27,205	$—	$27,205	$—	$(6,569)
Loans held for sale	$359	$—	$—	$359	$(228)
_____________________

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $3.3 million in losses, or $650 thousand, and 20% of the $6.6 million in losses, or $1.3 million, for the three months ended September 30, 2011 and 2010, respectively.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Nine Months Ended September 30, 2011
	Fair Value Measurements as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Nine Months Ended September 30, 2011
	(In thousands)
Non-covered impaired loans:
Total residential	$12,533	$—	$—	$12,533	$(3,727)
Total commercial real estate	44,840	—	—	44,840	(34,192)
Total commercial and industrial	5,513	—	—	5,513	(9,915)
Total consumer	359	—	—	359	(443)
Total non-covered impaired loans	$63,245	$—	$—	$63,245	$(48,277)

Mortgage servicing assets (single-family, multifamily and commercial)	$12,495	$—	$—	$12,495	$(675)
Non-covered OREO	$13,692	$—	$13,692	$—	$(1,529)
Covered OREO (1)	$110,133	$—	$110,133	$—	$(18,655)
Loans held for sale	$2,714	$—	$—	$2,714	$(260)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Nine Months Ended September 30, 2010
	Fair Value Measurements as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Nine Months Ended September 30, 2010
	(In thousands)
Non-covered impaired loans:
Total residential	$5,953	$—	$—	$5,953	$(2,234)
Total commercial real estate	74,630	—	—	74,630	(36,230)
Total commercial and industrial	7,925	—	—	7,925	(4,836)
Total consumer	166	—	—	166	(245)
Total non-covered impaired loans	$88,674	$—	$—	$88,674	$(43,545)

Mortgage servicing assets (single-family, multifamily and commercial)	$15,973	$—	$—	$15,973	$(348)
Non-covered OREO	$4,101	$—	$4,101	$—	$(4,012)
Covered OREO (1)	$57,234	$—	$57,234	$—	$(32,496)
Loans held for sale	$3,737	$—	$—	$3,737	$(2,059)
_____________________

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $18.7 million in losses, or $3.7 million, and 20% of the $32.5 million in losses, or $6.5 million, for the nine months ended September 30, 2011 and 2010, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010:

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, July 1, 2011	$2,453	$—	$—	$2,453	$(3,247)
Total gains or (losses): (1)
Included in earnings	—	—	—	—	278
Included in accumulated other comprehensive loss (unrealized) (2)	(90)	—	—	(90)	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(8)	—	—	(8)	—
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—
Ending balance, September 30, 2011	$2,355	$—	$—	$2,355	$(2,969)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at September 30, 2011	$—	$—	$—	$—	$(278)

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Beginning balance, July 1, 2010	$15,350	$12,506	$—	$2,844	$(1,888)
Total gains or (losses): (1)
Included in earnings	(864)	—	—	(864)	(459)
Included in accumulated other comprehensive loss (unrealized) (2)	508	328	—	180	—
Purchases, issuances, sales, settlements (3)	(7)	—	—	(7)	(254)
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—
Ending balance, September 30, 2010	$14,987	$12,834	$—	$2,153	$(2,601)
Changes in unrealized losses included in earnings relating to to assets and liabilities still held at September 30, 2010	$888	$—	$—	$888	$459
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

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2011	$9,027	$6,254	$—	$2,773	$(3,449)
Total gains or (losses): (1)
Included in earnings	(6,124)	(5,660)	—	(464)	480
Included in accumulated other comprehensive loss (unrealized) (2)	8,756	8,763	—	(7)	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(9,357)	(9,357)	—	—	—
Settlements	53	—	—	53	—
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—
Ending balance, September 30, 2011	$2,355	$—	$—	$2,355	$(2,969)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at September 30, 2011	$464	$—	$—	$464	$(480)

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities,	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2010	$15,671	$12,738	$978	$1,955	$(14,185)
Total gains or (losses): (1)
Included in earnings	(7,589)	436	5	(8,030)	(625)
Included in accumulated other comprehensive loss (unrealized) (2)	7,047	90	308	6,649	—
Purchases, issuances, sales, settlements (3)	(142)	(430)	(9)	297	12,209
Transfer from investment grade to non-investment grade	—	—	(1,282)	1,282	—
Transfers in and/or out of Level 3 (4)	—	—	—	—	—
Ending balance, September 30, 2010	$14,987	$12,834	$—	$2,153	$(2,601)
Changes in unrealized losses included in earnings relating to to assets and liabilities still held at September 30, 2010	$8,107	$—	$—	$8,107	$625
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

The Company’s Level 3 available-for-sale securities include four pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. However, as a result of the continued illiquidity in the pool trust preferred securities market, the market for these securities has been inactive since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

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

Equity Swap Agreements—The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate, and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a nominal adjustment to the valuation of the equity swap agreements for the nine months ended September 30, 2011. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party that the Company places reliance on.

Derivatives Liabilities—The Company’s derivatives liabilities include derivatives payable that falls within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in either the HSCEI or based on changes in the Chinese currency Renminbi (“RMB”), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company’s consideration of its own credit risk resulted in a nominal adjustment to the valuation of the derivative liabilities for the nine months ended September 30, 2011. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The Level 2 derivative liabilities are mostly comprised of the off-setting interest rate swaps. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Foreign Exchange Options—The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to the maturity. The Company’s consideration of the counterparty’s credit risk resulted in a $0.3 million adjustment to the valuation of the foreign exchange options for the nine months ended September 30, 2011. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps—The Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a $1.1 million adjustment as of September 30, 2011. The valuation of the interest swaps falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of the derivative contracts.

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

Other Real Estate Owned—The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions, or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $21.2 million and the covered OREO balance of $87.3 million are included in the condensed consolidated balance sheets as of September 30, 2011.

Loans Held for Sale—The Company’s loans held for sale are carried at the lower of cost or market value. These loans are currently comprised of mostly student loans. For those loans, the fair value of loans held for sale is derived from current market prices and comparative current sales. For the remainder of the loans held for sale, which fall within Level 3, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports on the loans’ underlying collateral. As such, the Company records any fair value adjustments on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,105,888	$1,105,888	$1,333,949	$1,333,949
Short-term investments	66,009	66,009	143,560	143,560
Federal funds sold	30,000	30,000	—	—
Securities purchased under resale agreements	951,824	982,118	500,000	505,826
Investment securities available-for-sale	3,279,592	3,279,592	2,875,941	2,875,941
Loans held for sale	251,920	257,631	220,055	225,221
Loans receivable, net	13,718,668	13,284,682	13,231,075	13,043,932
Investment in Federal Home Loan Bank stock	143,381	143,381	162,805	162,805
Investment in Federal Reserve Bank stock	47,384	47,384	47,285	47,285
Accrued interest receivable	93,042	93,042	82,090	82,090
Equity swap agreements	22,709	200	22,884	206
Foreign exchange options	85,614	4,392	85,614	5,084
Interest rate swaps	510,898	17,791	4,098	13

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	9,824,307	9,119,064	8,875,806	7,896,736
Time deposits	7,484,393	7,519,569	6,765,453	6,762,892
Federal funds purchased	—	—	22	22
Federal Home Loan Bank advances	457,075	489,680	1,214,148	1,199,151
Securities sold under repurchase agreements	1,024,949	1,077,835	1,083,545	1,296,522
Notes payable	85,014	85,014	49,690	49,690
Accrued interest payable	16,352	16,352	13,797	13,797
Long-term debt	214,178	139,143	235,570	125,633
Derivative liabilities	486,235	20,206	79,640	3,463

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

Federal Funds Sold and Federal Funds Purchased—The carrying amounts approximate fair values due to the short-term nature of these instruments.

Federal Home Loan Bank Advances—The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At September 30, 2011 and December 31, 2010, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2011, total compensation expense recognized in the condensed consolidated statements of income related to stock options and restricted stock awards reduced income before taxes by $3.8 million and $9.3 million, respectively, and net income by $2.2 million and $5.4 million, respectively.

During the three and nine months ended September 30, 2010, total compensation expense recognized in the condensed consolidated statements of income related to stock options and restricted stock awards reduced income before taxes by $2.3 million and $6.2 million, respectively, and net income by $1.3 million and $3.6 million, respectively.

The Company received $3.2 million and $1.9 million as of September 30, 2011 and September 30, 2010, respectively, in cash proceeds from stock option exercises. The net tax benefit (provision) recognized in equity for stock compensation plans was $546 thousand and $(156) thousand for September 30, 2011 and September 30, 2010, respectively.

As of September 30, 2011, there are 4,810,907 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of period	1,438,979	$24.21
Granted	8,654	23.11
Exercised	(255,258)	12.60
Forfeited	(90,309)	26.34
Outstanding at end of period	1,102,066	$26.72	2.22 years	$419
Vested or expected to vest at end of period	1,089,954	$26.81	2.20 years	$396
Exercisable at end of period	912,255	$28.45	1.90 years	$181

A summary of changes in unvested stock options and related information for the nine months ended September 30, 2011 is presented below:

		Weighted Average
		Grant Date Fair Value
Unvested Options	Shares	(per share)
Unvested at January 1, 2011	416,851	$5.04
Granted	8,654	13.21
Vested	(225,582)	5.60
Forfeited	(10,112)	4.69
Unvested at September 30, 2011	189,811	$4.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 (5)	2010 (5)	2011	2010 (5)
Expected term (1)	N/A	N/A	4 years	N/A
Expected volatility (2)	N/A	N/A	78.1%	N/A
Expected dividend yield (3)	N/A	N/A	0.2%	N/A
Risk-free interest rate (4)	N/A	N/A	1.6%	N/A
____________

(1)	The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

(2)	The expected volatility was based on historical volatility for a period equal to the stock option’s expected term.

(3)	The expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant.

(4)	The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5)	The Company did not issue any stock options during the three months ended September 30, 2011 and the three and nine months ended September 30, 2010.

During the three and nine months ended September 30, 2011 and 2010, information related to stock options is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average grant date fair value of stock options granted during the period (1)	$—	$—	$13.21	$—
Total intrinsic value of options exercised (in thousands)	$123	$353	$2,175	$989
Total fair value of options vested (in thousands)	$—	$32	$1,263	$2,108
____________________

(1)	The Company did not issue any stock options during the three months ended September 30, 2011 and the three and nine months ended September 30, 2010.

As of September 30, 2011, total unrecognized compensation cost related to stock options amounted to $361 thousand. The cost is expected to be recognized over a weighted average period of 2.0 years.

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

A summary of the activity for restricted stock awards as of September 30, 2011, including changes during the nine months then ended, is presented below:

		Weighted
		Average
	Shares	Price
Outstanding unvested at beginning of period	1,789,498	$17.09
Granted	704,970	21.42
Vested	(198,510)	24.44
Forfeited	(202,671)	17.76
Outstanding unvested at end of period	2,093,287	$17.79

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of restricted stock awards granted during the nine months ended September 30, 2011 and 2010 were $21.42 and $16.82, respectively. The total fair value of restricted stock awards vested for the three months ended September 30, 2011 and September 30, 2010 was $1.5 million and $533 thousand, respectively. The total fair value of restricted stock awards vested for the nine months ended September 30, 2011 and September 30, 2010 was $4.0 million and $2.2 million, respectively.

As of September 30, 2011, total unrecognized compensation cost related to restricted stock awards amounted to $23.4 million. This cost is expected to be recognized over a weighted average period of 2.0 years.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of September 30, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$19,881	$880	$—	$20,761
U.S. Government agency and U.S. Government sponsored enterprise debt securities	641,698	1,961	(708)	642,951
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	16,335	488	—	16,823
Residential mortgage-backed securities	1,058,168	36,728	(1,067)	1,093,829
Municipal securities	74,557	3,042	(133)	77,466
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,471,569	6,140	(74,277)	1,403,432
Non-investment grade (1)	26,175	—	(11,980)	14,195
Other securities	9,918	218	(1)	10,135
Total investment securities available-for-sale	$3,318,301	$49,457	$(88,166)	$3,279,592
As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$19,847	$607	$—	$20,454
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,349,289	2,297	(18,121)	1,333,465
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	18,620	512	—	19,132
Residential mortgage-backed securities	295,140	11,574	—	306,714
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	14,996	—	(8,742)	6,254
Corporate debt securities:
Investment grade	1,056,537	9,095	(8,765)	1,056,867
Non-investment grade (1)	50,015	31	(11,316)	38,730
Other securities	95,966	267	(1,908)	94,325
Total investment securities available-for-sale	$2,900,410	$24,383	$(48,852)	$2,875,941
_______________________

(1)
For the nine months ended September 30, 2011, the Company recorded $464 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income. The Company recorded $16.7 million, on a pre-tax basis, of the credit portion of OTTI through earnings and $15.4 million of the non-credit portion of OTTI for pooled trust preferred securities and other mortgage-backed securities in other comprehensive income for the year ended December 31, 2010.

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

As a result of the global financial crisis and continued illiquidity in the U.S. markets, the market for the pooled trust preferred securities has been inactive since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on these securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value. For the pooled trust preferred securities the Company determined their fair values using the methodologies set forth in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$115,243	$114,891	$124,340	$107,671
Addition of other-than-temporary impairment that was not previously recognized	—	—	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	888	464	8,108
Reduction for securities sold	—	—	(9,561)	—
Ending balance	$115,243	$115,779	$115,243	$115,779

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of September 30, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	177,715	(708)	—	—	177,715	(708)
U.S. Government agency and U.S. Government
sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	195,248	(1,067)	—	—	195,248	(1,067)
Municipal securities	9,715	(133)	—	—	9,715	(133)
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	—	—	—	—
Corporate debt securities:
Investment grade	944,337	(61,314)	247,020	(12,963)	1,191,357	(74,277)
Non-investment grade	5,580	(387)	8,616	(11,593)	14,196	(11,980)
Other securities	4,490	(1)	—	—	4,490	(1)
Total investment securities available-for-sale	$1,337,085	$(63,610)	$255,636	$(24,556)	$1,592,721	$(88,166)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	935,654	(18,121)	—	—	935,654	(18,121)
U.S. Government agency and U.S. Government
sponsored enterprise mortgage-backed securities:
Commercial mortage-backed securities	—	—	—	—	—	—
Residential mortage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	6,254	(8,742)	6,254	(8,742)
Corporate debt securities:
Investment grade	656,434	(8,765)	—	—	656,434	(8,765)
Non-investment grade	24,105	(623)	9,926	(10,693)	34,031	(11,316)
Other securities	76,692	(1,908)	—	—	76,692	(1,908)
Total investment securities available-for-sale	$1,692,885	$(29,417)	$16,180	$(19,435)	$1,709,065	$(48,852)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to investment grade corporate debt securities. As of September 30, 2011, the Company had $1.40 billion in investment grade corporate debt securities available-for-sale, representing 43% of the total investment securities available-for-sale portfolio.

As of September 30, 2011, there were 17 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 trust preferred securities with a total fair value of $8.6 million and 12 investment grade corporate debt securities with a fair value of $247.0 million. As of September 30, 2011, there were also 157 securities, not including the 17 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 128 investment grade corporate debt securities, 14 residential mortgage-backed securities, 9 government agency securities, 4 municipal securities, 1 non-investment grade corporate debt security and 1 other security. The unrealized losses on these securities are primarily attributed to the sovereign debt crisis in Europe. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of September 30, 2011.

Corporate Debt Securities

The unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are related to 5 trust preferred debt securities and 12 investment grade corporate debt securities. As of September 30, 2011, these 5 trust preferred securities had an estimated fair value of $8.6 million, representing less than 1% of the total investment securities available-for-sale portfolio. As of September 30, 2011, these non-investment grade trust preferred debt securities had gross unrealized losses amounting to $11.6 million, or 57% of the total amortized cost basis of these securities, comprised of $6.5 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of September 30, 2011 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $464 thousand on our portfolio of pooled trust preferred securities during the first nine months of 2011 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

The scheduled maturities of investment securities at September 30, 2011 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$801,503	$795,333
Due after one year through five years	360,252	351,417
Due after five years through ten years	1,030,845	978,194
Due after ten years	1,125,701	1,154,648
Total investment securities available-for-sale	$3,318,301	$3,279,592

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2011 and December 31, 2010. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	September 30, 2011			December 31, 2010
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$100,000	$1,658	$—	$—	$—	$—
Total derivatives designated as hedging instruments	$100,000	$1,658	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Equity swap agreements	$22,709	$200	$203	$22,884	$206	$210
Foreign exchange options	85,614	4,392	2,766	85,614	5,084	3,239
Interest rate swaps	410,898	16,133	17,237	4,098	13	14
Total derivatives not designated as hedging instruments	$519,221	$20,725	$20,206	$112,596	$5,303	$3,463

(1)
Derivative assets, which are a component of other assets, include the estimated gain to settle a derivative contract. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit—The Company is exposed to changes in the fair value of certain of its fixed-rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. During the second quarter of 2011, the Company entered into two $50.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of two $50.0 million fixed-rate certificates of deposit with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2011, the total notional amount of the interest rate swaps on the certificates of deposit was $100.0 million, and the fair value of the interest rate swaps amounted to a $1.7 million asset. During the three months and nine months ended September 30, 2011, the Company recognized a net loss of $344 thousand and $427 thousand in interest expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $819 thousand and $1.3 million for the three months and nine months ended September 30, 2011 related to net settlements on the derivatives.

Derivatives Not Designated as Hedging Instruments

Equity Swap Agreements—In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the condensed consolidated statements of income. As of September 30, 2011 and December 31, 2010, the notional amounts of the equity swap agreements totaled $22.7 million and $22.9 million, respectively.

The fair values of the equity swap agreements and embedded derivative liability for these derivative contracts amounted to $200 thousand asset and $203 thousand liability, respectively, as of September 30, 2011, compared to $206 thousand asset and $210 thousand liability, respectively, as of December 31, 2010.

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

As of September 30, 2011 and December 31, 2010 the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $4.4 million asset and a $2.8 million liability, respectively, as of September 30, 2011. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.1 million asset and $3.2 million liability, respectively, as of December 31, 2010.

Interest Rate Swaps—Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against a newly launched interest rate swap product offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of September 30, 2011 and December 31, 2010 the notional amount of the interest rate swaps with the institutional counterparties totaled $410.9 million and $4.1 million, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $16.1 million asset and $17.2 million liability, respectively, as of September 30, 2011. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $13 thousand asset and $14 thousand liability, respectively, as of December 31, 2010.

Short-term Foreign Exchange Contracts—The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of September 30, 2011, the notional amount of the foreign exchange contracts totaled $524.0 million. The fair values of the foreign exchange contracts were immaterial as of September 30, 2011.

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010:

		Three Months Ended		Nine Months Ended
	Location in	September 30,		September 30,
	Condensed Consolidated
	Statements of Income	2011	2010	2011	2010
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$1,740	$—	$2,958	$—
	Total net income	$1,740	$—	$2,958	$—
Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$(1)	$(74)	$2	$(122)
Foreign exchange options	Noninterest income	(211)	533	(221)	747
Foreign exchange options	Noninterest expense	(51)	—	(1)	—
Interest rate swaps	Noninterest income	(832)	—	(1,102)	—
	Total net (expense/loss) income/gain	$(1,095)	$459	$(1,322)	$625

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

As of September 30, 2011 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.5 million. If the Company had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of September 30, 2011 and December 31, 2010, the Company’s estimate for this liability for WFIB and UCB was $10.7 million and $7.1 million, respectively.

At each date of acquisition, we accounted for the loan portfolio acquired from the respective bank at fair value. This represents the discounted value of the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). In the determination of contractual cash flows and cash flows expected to be collected, we assume no prepayment on the ASC 310-30 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the ASC 310-30 accrual loans for single-family, multifamily and commercial real estate, we used a third party vendor to obtain prepayment speeds, in order to be consistent with market participant’s information. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, and commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30.

The carrying amounts and the composition of the covered loans as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Real estate loans:
Residential single-family	$470,368	$553,541
Residential multifamily	959,188	1,093,331
Commercial and industrial real estate	1,883,843	2,085,674
Construction and land	718,938	1,043,717
Total real estate loans	4,032,337	4,776,263
Other loans:
Commercial business	884,772	1,072,020
Other consumer	101,158	107,490
Total other loans	985,930	1,179,510
Total principal balance	5,018,267	5,955,773
Covered discount	(871,931)	(1,150,672)
Net valuation of loans	4,146,336	4,805,101
Allowance on covered loans	(6,434)	(4,225)
Total covered loans, net	$4,139,902	$4,800,876

Credit Quality Indicators—The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. The covered loans have the same credit quality indicators as the non-covered loans, to enable the monitoring of the borrower’s credit and the likelihood of repayment.

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status, and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful, and Loss. The risk ratings reflect the relative strength of the sources of repayment. Refer to Note 8 for full discussion of risk ratings.

After a year of historical performance of the covered loans acquired through the UCB acquisition, the Company reduced the nonaccretable difference due to the performance of the portfolio and expectation for the inherent losses in the portfolio in the fourth quarter of 2010. This reduction was primarily calculated based on the risk ratings of the loans. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of September 30, 2011, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration as the credit has not deteriorated beyond fair value at acquisition date.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $586.6 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $383.1 million of commercial and industrial loans, $164.5 million of commercial real estate loans, $29.2 million of consumer loans and $9.8 million of residential loans. As of September 30, 2011, $6.4 million, or 2.9%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $6.4 million in allowance is allocated within our loan segments as follows: $3.8 million for commercial real estate loans, $2.4 million for commercial and industrial loans, $167 thousand for consumer loans and $74 thousand for residential loans.

The tables below present the covered loan portfolio by credit quality indicator as of September 30, 2011 and December 31, 2010.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2011
Real estate loans:
Residential single-family	$445,223	$2,586	$22,559	$—	$470,368
Residential multifamily	785,022	31,755	142,411	—	959,188
Commercial and industrial real estate	1,304,704	47,389	523,480	8,270	1,883,843
Construction and land	251,416	42,955	418,318	6,249	718,938
Total real estate loans	2,786,365	124,685	1,106,768	14,519	4,032,337
Other loans:
Commercial business	665,944	41,116	169,913	7,799	884,772
Other consumer	99,350	176	1,632	—	101,158
Total other loans	765,294	41,292	171,545	7,799	985,930
Total principal balance	$3,551,659	$165,977	$1,278,313	$22,318	$5,018,267

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2010	(In thousands)
Real estate loans:
Residential single-family	$525,979	$2,153	$25,157	$252	$553,541
Residential multifamily	1,008,274	15,114	67,366	2,577	1,093,331
Commercial and industrial real estate	1,520,135	89,870	466,588	9,081	2,085,674
Construction and land	328,214	125,688	556,070	33,745	1,043,717
Total real estate loans	3,382,602	232,825	1,115,181	45,655	4,776,263
Other loans:
Commercial business	834,252	64,702	161,401	11,665	1,072,020
Other consumer	106,232	336	922	—	107,490
Total other loans	940,484	65,038	162,323	11,665	1,179,510
Total principal balance	$4,323,086	$297,863	$1,277,504	$57,320	$5,955,773

As of September 30, 2011 and December 31, 2010, $246.0 million and $379.8 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2011	2010
	(In thousands)
Covered nonaccrual loans (1)	$245,986	$379,797
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	245,986	379,797
Other real estate owned covered, net	87,298	123,902
Total covered nonperforming assets	$333,284	$503,699
_______________________

(1)	Covered nonaccrual loans meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.

As of September 30, 2011, we had 92 covered OREO properties with a combined aggregate carrying value of $87.3 million. Approximately 67% and 26% of covered OREO properties as of September 30, 2011 were located in California and Washington, respectively. As of December 31, 2010, we had 114 covered OREO properties with an aggregate carrying value of $123.9 million. During the first nine months of 2011, 103 properties with an aggregate carrying value of $102.6 million were added through foreclosure. The aggregate carrying value at September 30, 2011 includes $20.9 million in net write-downs on covered OREO. During the first nine months of 2011, we sold 125 covered OREO properties for total proceeds of $120.6 million resulting in a total combined net gain on sale of $2.3 million.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at beginning of period	$980,932	$986,389	$1,153,272	$983,107
Additions	—	—	—	84,556
Accretion	(51,307)	(3,601)	(162,747)	(11,118)
Changes in expected cash flows	(49,581)	(24,314)	(110,481)	(98,071)
Balance at end of period	$880,044	$958,474	$880,044	$958,474

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

FDIC Indemnification Asset

Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. The amortization is in line with the improved accretable yield as discussed above. As such, the Company now has net amortization of the FDIC indemnification asset against income. For the three and nine months ended September 30, 2011, the Company recorded $14.3 million and $48.0 million, respectively, of amortization against income, compared to $7.1 million and $29.2 million, respectively, of accretion for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, the Company also recorded a $43.3 million and a $164.2 million, respectively, reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales and charge-offs.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at beginning of period	$630,437	$939,913	$785,035	$1,084,716
Addition due to WFIB acquisition	—	—	—	41,131
(Amortization) Accretion	(14,325)	7,118	(48,034)	29,210
Reductions (1)(2)	(43,349)	(79,370)	(164,238)	(287,396)
Estimate of FDIC repayment (3)	(3,606)	—	(3,606)	—
Balance at end of period	$569,157	$867,661	$569,157	$867,661
______________________

(1)	Reductions relate to cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales.

(2)
For the three and nine months ended September 30, 2011, the reduction amounts of $43.3 million and $164.2 million, respectively, include charge-offs, of which $18.4 million and $92.8 million, respectively, of these charge-offs are recoverable from the FDIC and recorded in other assets. For the three and nine months ended September 30, 2010, the reduction amounts of $79.4 million and $287.4 million, respectively, also include charge-offs, of which $70.8 million and $188.8 million, respectively, is recoverable from the FDIC and recorded in other assets.

(3)	This represents the change in the calculated estimate the company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of September 30, 2011, the FDIC loss-sharing receivable was $51.8 million as compared to $62.6 million as of December 31, 2010. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. 100% of the loan-related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the Condensed Consolidated Balance Sheet.

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	September 30,	December 31,
	2011	2010
	(In thousands)
Residential:
Single-family	$1,517,954	$1,119,024
Multifamily	942,428	974,745
Total residential	2,460,382	2,093,769

Commercial Real Estate ("CRE"):
Income producing	3,459,001	3,392,984
Construction	192,988	278,047
Land	179,152	235,707
Total CRE	3,831,141	3,906,738

Commercial and Industrial ("C&I"):
Commercial business	2,542,313	1,674,698
Trade finance	469,839	308,657
Total C&I	3,012,152	1,983,355

Consumer:
Student loans	260,283	490,314
Other consumer	243,292	243,212
Total consumer	503,575	733,526

Total gross loans receivable, excluding covered loans	9,807,250	8,717,388
Unearned fees, premiums, and discounts, net	(16,746)	(56,781)
Allowance for loan losses, excluding covered loans	(211,738)	(230,408)
Loans receivable, excluding covered loans, net	$9,578,766	$8,430,199

Accrued interest on covered and non-covered loans receivable amounted to $66.0 million and $65.6 million at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, covered and non-covered loans receivable totaling $8.10 billion and $8.14 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $585.0 million and $299.3 million in new residential single-family loans during the nine months ended September 30, 2011 and 2010, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the nine months ended September 30, 2011 and 2010, the Bank originated $34.1 million and $19.1 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank does have single-family loans with interest-only features. Single-family loans with interest-only features totaled $5.6 million or less than 1% and $7.8 million or 1% of total single-family loans at September 30, 2011 and December 31, 2010, respectively. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options totaled $14.1 million, or 1%, and $16.9 million, or 1%, of total residential loans at September 30, 2011 and December 31, 2010, respectively. None of these loans were negatively amortizing as of September 30, 2011 and December 31, 2010.

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

Credit Risk and Concentrations—The real estate market in California, including the areas of Los Angeles, Riverside, San Bernardino, and Orange counties, where a majority of the Company’s loan customers are based, has been negatively impacted over the past few years. As of September 30, 2011, the Company had $3.83 billion in non-covered commercial real estate loans and $2.46 billion in non-covered residential loans, of which approximately 93% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. We also offer export-import financing to various domestic and foreign customers; the export loans are guaranteed by the Export-Import Bank of the United States.

Purchased Loans—During the first nine months of 2011, the Company purchased various portfolios with a carrying amount of $603.2 million, including guaranteed student loans with a carrying amount of $513.7 million. These student loans are guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale—Loans held for sale totaled $251.9 million and $220.1 million as of September 30, 2011 and December 31, 2010, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of September 30, 2011, approximately 87% of these loans were student loans. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $637.5 million in the first nine months of 2011, resulting in net gains on sale of $14.5 million. Proceeds from sales of loans held for sale were $167.6 million in September 2010 with $2.8 million net gains on sale, for the nine months ended September 30, 2010.

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

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade and, generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of September 30, 2011 and December 31, 2010. As of September 30, 2011, non-covered loans graded Substandard and Doubtful have decreased by a net $133.5 million, or 19% from December 31, 2010. There were no Loss grade loans as of September 30, 2011 and December 31, 2010.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2011
Residential:
Single-family	$1,483,509	$11,780	$22,665	$—	$1,517,954
Multifamily	811,509	20,815	110,104	—	942,428
CRE:
Income producing	3,175,101	81,370	202,530	—	3,459,001
Construction	134,865	—	58,123	—	192,988
Land	117,471	7,998	53,683	—	179,152
C&I:
Commercial business	2,421,858	32,461	87,162	832	2,542,313
Trade finance	447,734	6,210	15,895	—	469,839
Consumer:
Student loans	243,292	—	—	—	243,292
Other consumer	255,864	127	4,292	—	260,283
Total	$9,091,203	$160,761	$554,454	$832	$9,807,250

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
December 31, 2010
Residential:
Single-family	$1,076,281	$12,376	$30,367	$—	$1,119,024
Multifamily	789,631	42,887	142,227	—	974,745
CRE:
Income producing	3,054,197	80,714	258,073	—	3,392,984
Construction	202,385	—	75,662	—	278,047
Land	146,499	4,656	84,552	—	235,707
C&I:
Commercial business	1,553,218	34,449	81,185	5,846	1,674,698
Trade finance	296,430	4,069	8,158	—	308,657
Consumer:
Student loans	490,314	—	—	—	490,314
Other consumer	238,964	1,486	2,762	—	243,212
Total	$7,847,919	$180,637	$682,986	$5,846	$8,717,388

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of September 30, 2011 and December 31, 2010:

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Past Due Loans	Current Loans	Total

	(In thousands)
September 30, 2011
Residential:
Single-family	$6,196	$1,201	$7,397	$99	$5,687	$5,786	$1,504,771	$1,517,954
Multifamily	10,797	1,048	11,845	5,468	12,906	18,374	912,209	942,428
CRE:
Income producing	23,833	—	23,833	17,544	27,707	45,251	3,389,917	3,459,001
Construction	472	—	472	1,665	26,648	28,313	164,203	192,988
Land	—	2,197	2,197	1,867	10,113	11,980	164,975	179,152
C&I:
Commercial business	2,211	—	2,211	3,275	10,827	14,102	2,526,000	2,542,313
Trade finance	—	—	—	—	294	294	469,545	469,839
Consumer:
Student loans		—	—	—	—	—	260,283	260,283
Other consumer	259	127	386	—	2,935	2,935	239,971	243,292
Loans held for sale	—	—	—	—	20,674	20,674	231,246	251,920
Total	$43,768	$4,573	$48,341	$29,918	$117,791	$147,709	$9,863,120	10,059,170
Unearned fees, premiums and discounts, net								(16,746)
Total recorded investment in non-covered loans and loans held for sale								$10,042,424

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Past Due Loans	Current Loans	Total

	(In thousands)
December 31, 2010
Residential:
Single-family	$5,449	$5,432	$10,881	$355	$7,058	$7,413	$1,100,730	$1,119,024
Multifamily	18,894	4,368	23,262	7,694	9,687	17,381	934,102	974,745
CRE:
Income producing	27,002	6,034	33,036	7,962	38,454	46,416	3,313,532	3,392,984
Construction	—	1,486	1,486	25,688	9,778	35,466	241,095	278,047
Land	479	—	479	20,761	8,138	28,899	206,329	235,707
C&I:
Commercial business	3,216	1,086	4,302	14,437	8,235	22,672	1,647,724	1,674,698
Trade finance	—	—	—	—	—	—	308,657	308,657
Consumer:
Student loans	—	—	—	—	—	—	490,314	490,314
Other consumer	781	1,485	2,266	—	620	620	240,326	243,212
Loans held for sale	—	—	—	—	14,062	14,062	205,993	220,055
Total	$55,821	$19,891	$75,712	$76,897	$96,032	$172,929	$8,688,802	8,937,443
Unearned fees, premiums and discounts, net								(56,781)
Total recorded investment in non-covered loans and loans held for sale								$8,880,662

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent TDR loans, are also placed on nonaccrual status. Nonaccrual loans totaled $147.7 million and $172.9 million at September 30, 2011 and December 31, 2010, respectively. Loans not 90 or more days past due totaled $29.9 million and $76.9 million as of September 30, 2011 and December 31, 2010, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$2,360	$3,957	$7,923	$11,479

Less: Interest income recognized on nonaccrual loans on a cash basis	(756)	(3,235)	(2,267)	(5,437)

Interest income foregone on nonaccrual loans	$1,604	$722	$5,656	$6,042

Troubled debt restructurings—A troubled debt restructuring (“TDR”) is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off.  The A/B note balance is comprised of the A note balances only.  A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $81.0 million and $122.1 million in total performing restructured loans as of September 30, 2011 and December 31, 2010, respectively. Nonperforming restructured loans were $39.0 million and $42.1 million at September 30, 2011 and December 31, 2010, respectively. Included as TDRs were $24.3 million and $57.3 million of performing A/B notes as of September 30, 2011 and December 31, 2010, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of September 30, 2011 that were modified as TDRs during the three and nine months ended September 30, 2011:

	Loans Modified as TDRs During the
	Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	4	$990	$987	$328
Multifamily	4	$1,722	$1,040	$1,220
CRE:
Income producing	2	$5,116	$5,097	$—
Construction	1	$2,859	$2,859	$—
Land	6	$4,311	$4,307	$1,507
C&I:
Commercial business	4	$548	$542	$885
Trade finance	1	$4,127	$4,127	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	—	$—	$—	$—

	Loans Modified as TDRs During the
	Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	9	$2,204	$2,089	$430
Multifamily	11	$5,136	$4,436	$1,344
CRE:
Income producing	8	$22,648	$19,273	$3,796
Construction	2	$3,267	$3,748	$—
Land	15	$40,651	$36,111	$1,874
C&I:
Commercial business	16	$8,916	$7,233	$2,053
Trade finance	1	$4,127	$4,127	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	—	$—	$—	$—
                 _______________________

(1)	Includes subsequent payments after modification and reflects the balance as of September 30, 2011.

(2)	The financial impact includes chargeoffs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the bank’s recovery. As of September 30, 2011, modifications of residential TDRs, including single and multi-family loans, primarily included non-market interest rate reductions, maturity extensions and A/B note splits. A/B note splits result in a partial chargeoff or loss for the bank at the modification date. For the nine months ended September 30, 2011 residential TDRs modified using non-market interest rate reductions, maturity extensions and/or A/B note splits totaled $6.5 million, as of September 30, 2011. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, maturity extensions, forbearance payments and/or non-market interest rate changes with an impact of a partial chargeoff or loss for the bank and reduction of interest collected over the life of the loan. Commercial real estate TDRs modified through A/B note splits and/or maturity extensions totaled $37.6 million as of September 30, 2011. Commercial real estate TDRs modified through forbearance payments and/or non-market interest changes totaled $21.5 million as of September 30, 2011. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including A/B note splits, non-market interest rate changes and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $11.4 million as of September 30, 2011. Performing TDRs at September 30, 2011 were comprised of $20.6 million in residential loans, $49.3 million in commercial real estate loans and $11.2 million in commercial and industrial loans. Nonperforming TDRs at September 30, 2011 were comprised of $2.0 million in residential loans, $36.1 million in commercial real estate loans and $0.9 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 30 days for commercial and industrial, and commercial real estate and consumer loans, and beyond 90 days for residential loans, becomes nonaccrual and is considered to have defaulted. The following table provides information on TDRs that subsequently defaulted as of September 30, 2011 for the nine months ended September 30, 2011. There were no TDRs that subsequently defaulted during the three months ended September 30, 2011.

Loans Modified as TDRs that Subsequently
Defaulted During the
Nine Months Ended September 30, 2011
	Number of	Recorded
	Contracts	Investment
(Dollars in thousands)
Residential:
Single-family	—	$—
Multifamily	—	$—
CRE:
Income producing	—	$—
Construction	1	$890
Land	5	$13,241
C&I:
Commercial business	1	$51
Trade finance	—	$—
Consumer:
Student loans	—	$—
Other consumer	—	$—

All TDRs are included in the impaired loan quarterly valuation allowance process.  See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs and when the restructured loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR the deficiency is included in the specific allowance, as appropriate. As of September 30, 2011, the allowance for loan losses associated with TDRs was $3.7 million for performing TDRs and $278 thousand for nonperforming TDRs.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs. The Company identified as TDRs certain loan receivables for which the allowance for credit losses had previously been measured under the general allowance for credit losses methodology. Upon identifying those loan receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under the general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $17.8 million, and the allowance for credit losses associated with those loan receivables, on the basis of a current evaluation of loss, was $2.2 million.

Impaired Loans—A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. Impaired loans include noncovered loans held for investment on nonaccrual status, regardless of the collateral coverage, and loans modified in a TDR.

The Bank’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans (graded Substandard or Doubtful) in the heterogeneous category are selected and evaluated for impairment on an individual basis. The Bank considers loans individually reviewed to be impaired if, based on current information and events, it is probable the Bank will not be able to collect all amounts due according to the original contractual terms of the loan agreement. For loans determined to be impaired, the bank utilizes the most applicable asset valuation method for the loan from the following valuation methods: fair value of collateral less costs to sell, present value of expected future cash flows, or the loan’s observable market price. When the value of an impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming, the deficiency is charged-off against the allowance for loan losses.

At September 30, 2011 and December 31, 2010, impaired loans totaled $208.0 million and $281.0 million, respectively. Impaired non-covered loans as of September 30, 2011 and December 31, 2010 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

						For the three months		For the nine months
						ended September 30, 2011		ended September 30, 2011
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(In thousands)
As of and for the three and nine months ended September 30, 2011
Residential:
Single-family	$11,678	$10,064	$1,286	$11,350	$487	$11,502	$20	$11,666	$61
Multifamily	35,400	28,767	4,609	33,376	997	34,764	94	35,074	283
CRE:
Income producing	89,316	54,555	9,969	64,524	2,563	65,496	259	66,745	776
Construction	64,526	35,065	595	35,660	595	47,064	183	51,520	550
Land	44,832	30,816	3,799	34,615	1,648	38,428	92	39,393	276
C&I:
Commercial business	34,074	17,802	3,362	21,164	2,147	26,375	104	27,730	311
Trade finance	4,489	4,421	—	4,421	—	4,466	1	4,472	2
Consumer:
Student loans	—	—	—	—	—	—	—	—	—
Other consumer	3,728	2,852	—	2,852	—	3,029	3	3,099	8
Total	$288,043	$184,342	$23,620	$207,962	$8,437	$231,124	$756	$239,699	$2,267

	Unpaid Principal	Recorded Investment With No	Recorded Investment With	Total Recorded	Related	Average Recorded	Interest Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the year ended December 31, 2010 (2)
Residential:
Single-family	$19,769	$18,521	$355	$18,876	$219	$21,212	$209
Multifamily	34,708	32,012	631	32,643	90	39,350	540
CRE:
Income producing	95,899	82,345	6,354	88,699	1,557	100,004	2,174
Construction	88,586	81,789	2,436	84,225	1,366	95,324	1,728
Land	39,937	22,082	6,920	29,002	4,324	32,820	1,326
C&I:
Commercial business	37,668	23,044	3,897	26,941	2,468	27,378	1,199
Trade finance	—		—	—	—	—	—
Consumer:		—
Student loans	—		—	—	—	—	—
Other consumer	1,261	620	—	620	—	1,072	28
Total	$317,828	$260,413	$20,593	$281,006	$10,024	$317,160	$7,204
______________________

(1)	Excludes interest from performing TDRs.

(2)
The table has been corrected to include performing TDRs in the prior period presentation. Previously, the Company did not include performing TDRs as impaired loans. The amount of performing TDR’s as of December 31, 2010 totaled approximately $122 million.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans in the heterogeneous category are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of September 30, 2011, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The migration analysis examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

Covered Loans—As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of September 30, 2011 and December 31, 2010, $6.4 million, or 2.9% and $4.2 million, or 1.8%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of September 30, 2011 and December 31, 2010, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

The Company recorded $75.0 million in loan loss provisions for the nine months ended September 30, 2011, as compared to $170.3 million for the nine months ended September 30, 2010. It is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral or discounted cash flow. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the nine months ended September 30, 2011, the Company recorded $90.2 million in net charge-offs in comparison to $164.2 million for the nine months ended September 30, 2010. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three and nine months ended September 30, 2011 and the year ended December 31, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Nine months ended September 30, 2011
Beginning balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
Provision for loan losses	7,618	10,861	51,223	1,850	2,209	1,245	75,006
Allowance for unfunded loan commitments and letters of credit	—		—	—	—	(1,245)	(1,245)
Charge-offs	(9,388)	(60,248)	(29,410)	(1,659)	—	—	(100,705)
Recoveries	449	4,502	5,419	113	—	—	10,483
Net charge-offs	(8,939)	(55,746)	(23,991)	(1,546)	—	—	(90,222)
Ending balance	$48,170	$72,867	$86,969	$3,732	$6,434	$—	$218,172

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2011
Beginning balance	$44,630	$85,686	$79,985	$3,524	$6,731	$—	$220,556
Provision for loan losses	7,172	1,193	13,471	461	(297)	—	22,000
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	—
Charge-offs	(3,835)	(15,863)	(7,602)	(275)	—	—	(27,575)
Recoveries	203	1,851	1,115	22	—	—	3,191
Net charge-offs	(3,632)	(14,012)	(6,487)	(253)	—	—	(24,384)
Ending balance	$48,170	$72,867	$86,969	$3,732	$6,434	$—	$218,172

Ending balance allocated to:
Loans individually evaluated for impairment	$1,484	$4,843	$2,147	$—	$—	$—	$8,474
Loans collectively evaluated for impairment	46,686	68,024	84,822	3,732	6,434	—	209,698
Loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—
Ending balance	$48,170	$72,867	$86,969	$3,732	$6,434	$—	$218,172

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Year ended December 31, 2010
Beginning balance	$38,025	$147,591	$50,487	$2,730	$—	$—	$238,833
Provision for loan losses	59,525	97,548	34,613	2,415	4,225	1,833	200,159
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,833)	(1,833)
Charge-offs	(49,685)	(137,460)	(35,479)	(2,579)	—	—	(225,203)
Recoveries	1,626	10,073	10,116	862	—	—	22,677
Net charge-offs	(48,059)	(127,387)	(25,363)	(1,717)	—	—	(202,526)
Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633

Ending balance allocated to:
Loans individually evaluated for impairment	$309	$7,247	$2,468	$—	$—	$—	$10,024
Loans collectively evaluated for impairment	49,182	110,505	57,269	3,428	4,225	—	224,609
Loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—
Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
______________________

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

The Company’s recorded investment in total loans receivable as of September 30, 2011 and December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total
	(In thousands)
September 30, 2011
Loans individually evaluated for impairment	$44,726	$134,799	$25,585	$2,852	$—	$207,962
Loans collectively evaluated for impairment	2,415,656	3,696,342	2,986,567	500,723	586,604	10,185,892
Loans acquired with deteriorated credit quality (1)	1,401,215	2,487,186	471,994	71,268	—	4,431,663
Ending balance	$3,861,597	$6,318,327	$3,484,146	$574,843	$586,604	$14,825,517

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total
	(In thousands)
December 31, 2010
Loans individually evaluated for impairment	$51,519	$201,926	$26,941	$620	$—	$281,006
Loans collectively evaluated for impairment	2,042,250	3,704,812	1,956,415	732,905	561,725	8,998,107
Loans acquired with deteriorated credit quality (1)	1,614,732	3,059,133	634,560	85,623	—	5,394,048
Ending balance	$3,708,501	$6,965,871	$2,617,916	$819,148	$561,725	$14,673,161
______________________

(1)
The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of September 30, 2011 and December 31, 2010, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $11.2 million and $10.0 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $2.19 billion and $2.51 billion at September 30, 2011 and December 31, 2010, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at September 30, 2011 and December 31, 2010. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $4.3 million and $4.7 million pertain to these loans as of September 30, 2011 and December 31, 2010, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — PREMISES AND EQUIPMENT

At September 30, 2011, total premises and equipment was $177.1 million with accumulated depreciation and amortization of $58.1 million and a net value of $119.0 million. At December 31, 2010, total premises and equipment was $196.6 million with accumulated depreciation and amortization of $60.7 million and a net value of $135.9 million.

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

In May 2011, the Bank completed the sale of a building in an effort to consolidate properties acquired through the UCB acquisition. The property was sold for $18.5 million, a portion of which was mortgaged by the buyer, and resulted in a $4.4 million gain on sale after consideration of $0.8 million in selling costs. The gain on sale is accounted for using the installment method which apportions the buyer’s cash payments and principal payments on the mortgage between cost recovered and profit. Accordingly, $1.8 million of the gain on sale was recognized as noninterest income, and the remaining $2.6 million of the gain on sale will be recognized as the buyer makes principal payments on the mortgage.

Also in May 2011, the Bank sold an additional property for $2.6 million which resulted in a gain on sale of $0.4 million.

During the three months ended September 30, 2011, the Bank purchased new ATM machines with a total net value of $2.4 million.

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of September 30, 2011 and December 31, 2010. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of September 30, 2011, the Company’s market capitalization based on total outstanding common and preferred shares was $2.44 billion and its total stockholders’ equity was $2.26 billion. The Company performed its annual impairment test as of December 31, 2010 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of September 30, 2011 and December 31, 2010, the gross carrying amount of premiums on acquired deposits totaled $117.6 million and $117.6 million, respectively, and the related accumulated amortization totaled $47.5 million and $38.1 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $3.1 million and $3.4 million for the three months ended September 30, 2011 and 2010, respectively, and $9.4 million and $10.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Estimated Amortization Expense of Premiums on Acquired Deposits	Amount

(In thousands)
Three Months Ending December 31, 2011	$2,924
Year Ending December 31, 2012	10,906
Year Ending December 31, 2013	9,365
Year Ending December 31, 2014	8,454
Year Ending December 31, 2015	7,543
Thereafter	30,923

Total	$70,115

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of September 30, 2011 and December 31, 2010, undisbursed loan commitments amounted to $2.19 billion and $1.89 billion, respectively. Commercial and standby letters of credit amounted to $1.70 billion and $768.8 million as of September 30, 2011 and December 31, 2010, respectively.

Guarantees—From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of September 30, 2011, total loans sold or securitized with recourse amounted to $620.2 million and were comprised of $55.9 million in single-family loans with full recourse and $564.3 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $699.6 million at December 31, 2010, comprised of $60.9 million in single-family loans with full recourse and $638.7 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to up to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $4.3 million as of September 30, 2011 and $4.7 million as of December 31, 2010, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2011 and December 31, 2010, the amount of loans sold without recourse totaled $1.28 billion and $1.48 billion, respectively. Total loans securitized without recourse amounted to $291.6 million and $325.5 million, respectively, at September 30, 2011 and December 31, 2010. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2011. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

NOTE 12 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of September 30, 2011, 85,710 shares were outstanding.

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

Series C Private Placement—On November 5, 2009, the Company entered into investment agreements with various investors, pursuant to which the investors purchased an aggregate of $500.0 million of our common stock and newly-issued shares of our Mandatorily Convertible Non-Voting Perpetual Preferred Stock, Series C (“Series C”), with a liquidation preference of $1,000 per share, in a private placement transaction which closed on November 6, 2009. In the private placement, we issued certain qualified institutional buyers and accredited investors, including some existing institutional stockholders, an aggregate of 335,047 shares of our Series C preferred stock and an aggregate of 18,247,012 shares of common stock. On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of our common stock upon conversion of the 335,047 shares of the Series C preferred stock. Subsequently, on March 30, 2010, each share of the Series C preferred stock was automatically converted into 110.74197 shares of common stock at a per common share conversion price of $9.03, as adjusted in accordance with the terms of the Series C preferred stock. As a result, no shares of the Series C preferred stock remain outstanding.

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

Stock Repurchase Program—During 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $80.0 million of the Company’s common stock. The Company did not repurchase any shares during the nine months ended September 30, 2011 and September 30, 2010.

Quarterly Dividends—On July 20, 2011, the Company’s Board of Directors declared third quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about August 1, 2011 to shareholders of record on July 15, 2011. Total cash dividends paid in conjunction with the Company’s Series A preferred stock amounted to $1.7 million and $5.1 million during the three and nine months ended September 30, 2011.

On July 20, 2011, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.05 per share payable on or about August 24, 2011 to shareholders of record on August 10, 2011. Cash dividends totaling $7.5 million and $16.4 million were paid to the Company’s common shareholders during the three and nine months ended September 30, 2011.

Earnings Per Share (“EPS”)—The number of shares outstanding at September 30, 2011 was 148,961,927. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, stock options, and stock warrants, unless they have an antidilutive effect.

The following table sets forth earnings per share calculations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011			2010
	Net Income			Net Income
	Available to	Number	Per	Available to	Number	Per
	Common	of	Share	Common	of	Share
	Stockholders	Shares	Amounts	Stockholders	Shares	Amounts
	(In thousands, except per share data)
Net income	$62,432			$46,951
Less:
Preferred stock dividends and amortization of preferred stock discount	(1,714)			(6,732)

Basic EPS – income available to common stockholders	$60,718	147,162	$0.41	$40,219	146,454	$0.27
Effect of dilutive securities:
Stock options	—	37		—	126
Restricted stock	34	683		4	430
Convertible preferred stock	1,714	5,571		—	—
Stock warrants	—	—		—	103
Diluted EPS – income available to common stockholders	$62,466	153,453	$0.41	$40,223	147,113	$0.27

	Nine Months Ended September 30,
	2011			2010
	Net Income			Net Income
	Available to	Number	Per	Available to	Number	Per
	Common	of	Share	Common	of	Share
	Stockholders	Shares	Amounts	Stockholders	Shares	Amounts
	(In thousands, except per share data)
Net income	$179,028			$108,215
Less:
Preferred stock dividends and amortization of preferred stock discount	(5,143)			(19,017)

Basic EPS – income available to common stockholders	$173,885	147,013	$1.18	$89,198	134,396	$0.66
Effect of dilutive securities:
Stock options	—	74		—	150
Restricted stock	75	681		10	344
Convertible preferred stock	5,143	5,571		—	11,947
Stock warrants	—	33		—	156
Diluted EPS – income available to common stockholders	$179,103	153,372	$1.17	$89,208	146,993	$0.61

The following outstanding convertible preferred stock, stock options, and restricted stock for the three and nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Convertible preferred stock	—	5,573	—	5,573
Stock options	936	1,087	851	1,083
Restricted stock	519	32	342	271

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$88,189	$166,789	$27,763	$282,741
Charge for funds used	(22,394)	(33,575)	2,257	(53,712)

Interest spread on funds used	65,795	133,214	30,020	229,029
Interest expense	(21,407)	(9,248)	(14,304)	(44,959)
Credit on funds provided	46,480	3,291	3,941	53,712
Interest spread on funds provided	25,073	(5,957)	(10,363)	8,753

Net interest income	$90,868	$127,257	$19,657	$237,782

Provision for loan losses	$(11,185)	$(10,815)	$—	$(22,000)
Depreciation, amortization and accretion	(6,815)	(2,912)	(6,943)	(16,670)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	15,773	64,290	17,622	97,685
Segment assets	6,230,680	10,345,990	5,236,376	21,813,046

	Three Months Ended September 30, 2010
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$69,311	$143,729	$18,360	$231,400
Charge for funds used	(29,159)	(46,446)	21,583	(54,022)

Interest spread on funds used	40,152	97,283	39,943	177,378

Interest expense	(26,851)	(5,885)	(15,859)	(48,595)
Credit on funds provided	48,391	2,431	3,200	54,022

Interest spread on funds provided	21,540	(3,454)	(12,659)	5,427
Net interest income	$61,692	$93,829	$27,284	$182,805

Provision for loan losses	$(26,261)	$(12,387)	$—	$(38,648)
Depreciation, amortization and accretion	(19,282)	(46,469)	(2,543)	(68,294)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax (loss) profit	(18,021)	64,698	26,850	73,527
Segment assets	6,450,883	9,728,305	4,238,058	20,417,246

	Nine Months Ended September 30, 2011

	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$270,943	$465,138	$75,463	$811,544
Charge for funds used	(72,073)	(111,128)	2,759	(180,442)

Interest spread on funds used	198,870	354,010	78,222	631,102

Interest expense	(67,515)	(23,236)	(46,841)	(137,592)
Credit on funds provided	158,212	10,225	12,005	180,442

Interest spread on funds provided	90,697	(13,011)	(34,836)	42,850

Net interest income	$289,567	$340,999	$43,386	$673,952

Provision for loan losses	$(20,128)	$(54,878)	$—	$(75,006)
Depreciation, amortization and accretion	(34,941)	(51,012)	(14,129)	(100,082)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	81,443	164,258	34,294	279,995
Segment assets	6,230,680	10,345,990	5,236,376	21,813,046

	Nine Months Ended September 30, 2010

	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$269,453	$473,004	$61,179	$803,636
Charge for funds used	(87,078)	(111,119)	11,406	(186,791)

Interest spread on funds used	182,375	361,885	72,585	616,845

Interest expense	(89,422)	(19,015)	(47,047)	(155,484)
Credit on funds provided	161,796	11,738	13,257	186,791

Interest spread on funds provided	72,374	(7,277)	(33,790)	31,307

Net interest income	$254,749	$354,608	$38,795	$648,152

Provision for loan losses	$(59,976)	$(110,349)	$—	$(170,325)
Depreciation, amortization and accretion	(50,669)	(91,081)	(5,363)	(147,113)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax (loss) profit	(1,172)	106,165	65,210	170,203
Segment assets	6,450,883	9,728,305	4,238,058	20,417,246

NOTE 14 — SUBSEQUENT EVENTS

Dividend Payout

On October 19, 2011, the Company’s Board of Directors approved the payment of fourth quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend was payable on or about November 1, 2011 to shareholders of record as of October 15, 2011. Additionally, the Board declared a quarterly dividend of $0.05 per share on the Company’s common stock payable on or about November 24, 2011 to shareholders of record as of November 10, 2011.

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

Overview

For the third quarter of 2011, net income was $62.4 million or $0.41 per dilutive share. East West increased third quarter net income $15.5 million or 33% and increased earnings per dilutive share $0.14 or 52% from the prior year period.

At September 30, 2011, total assets equaled $21.8 billion compared to $21.9 billion at June 30, 2011. Total loans receivable grew $176.4 million and investment securities grew $73.5 million quarter to date.  These increases were funded by existing cash and an increase in deposits of $172.9 million from June 30, 2011.

Loans receivable totaled $14.2 billion at September 30, 2011, as compared to $14.0 billion at June 30, 2011 and $13.6 billion at September 30, 2010.  During the third quarter, noncovered loan balances increased 4% or $393.1 million, to $10.1 billion at September 30, 2011. The increase in noncovered loans during the third quarter was driven by growth in both commercial and trade finance loans and single family residential loans, which increased $327.7 million or 12%, and $231.7 million or 18%, respectively. The loan growth in our commercial and trade finance portfolio in the third quarter is attributed to our expanded lending platform in the U.S. and is well-diversified across many industries. The growth in the single family loan portfolio is due to ongoing demand from our retail branch network.

The growth in noncovered commercial and trade finance loans and single-family loans was partially offset by decreases in noncovered land, construction, and consumer loans, including loans held for sale, during the third quarter of 2011. Quarter to date, land and construction loans declined by $47.9 million or 11% to $372.1 million as of September 30, 2011.  The consumer loan portfolio declined $85.4 million or 14% during the quarter, primarily as a result of the transfer of government guaranteed student loans to loans held for sale to reflect management’s intent to sell these loans at a future date. As of September 30, 2011, we classified $251.9 million of loans as held for sale, primarily comprised of government guaranteed student loans. Further, during the third quarter, we sold $219.8 million of government guaranteed student loans and $10.0 million of SBA loans at gains of approximately $4.4 million, and $1.1 million, respectively.

Covered loans totaled $4.1 billion as of September 30, 2011, a decrease of $216.7 million from June 30, 2011. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

Deposits and Borrowings

During the third quarter, total deposits grew $172.9 million from June 30, 2011 to a record $17.3 billion at September 30, 2011. In the third quarter, we continued our focus on growing commercial and low-cost core deposits and reducing our reliance on time deposits. Core deposits increased to a record $9.8 billion at September 30, 2011, or an increase of $469.7 million or 5% from June 30, 2011 while time deposits decreased to $7.5 billion at September 30, 2011, or a decrease of $296.7 million or 4% from June 30, 2011. Demand deposits grew to a record $3.4 billion, an increase of $225.9 million or 7% quarter to date.

As of September 30, 2011, FHLB advances totaled $457.1 million, a decrease of 14% or $75.9 million from June 30, 2011 due to both scheduled payments and prepayments during the third quarter. During the third quarter, we prepaid $48.8 million of FHLB advances with an effective interest rate of 2.4%, incurring a prepayment penalty of $3.3 million, which is included in noninterest expense. Additionally, during the third quarter, we called $11.1 million of 10.9% junior subordinated debt securities at a premium of $526 thousand, which is also recorded in noninterest expense. These actions were taken to reduce borrowing costs and improve the net interest margin in the coming quarters.

Credit Quality

Nonperforming assets, excluding covered assets, decreased by $12.3 million or 7% from the prior quarter to $168.9 million or 0.77% of total assets at September 30, 2011. The decrease in nonperforming assets was due to a $17.0 million or 10% decrease in nonaccrual loans during the third quarter of 2011, partially offset by an increase in other real estate owned of $4.7 million.  In addition, for the eighth consecutive quarter, net charge-offs declined. Total net charge-offs decreased to $24.4 million for the third quarter of 2011, a decrease of 23% from the previous quarter and a decrease of 46% compared to the prior year quarter.

East West maintained an allowance for noncovered loan losses of $211.7 million or 2.16% of noncovered loans receivable at September 30, 2011. This compares to an allowance for noncovered loan losses of $213.8 million or 2.29% of noncovered loans at June 30, 2011 and $240.3 million or 2.79% of noncovered loans at September 30, 2010. The provision for loan losses was $22.0 million for the third quarter of 2011, a decrease of 17% from the prior quarter, and a decrease of 43% as compared to the third quarter of 2010. Our allowance for loan losses and provision for loan losses have declined for several quarters as a result of credit quality improvement, partially offset by increases in the allowance for loan losses on commercial and trade finance loans, commensurate with the increases in these portfolios.

Results of Operations

Net income for the third quarter of 2011 totaled $62.4 million, compared with $47.0 million for the third quarter of 2010. On a per diluted share basis, net income was $0.41 and $0.27 for the third quarters of 2011 and 2010, respectively. Our annualized return on average total assets increased to 1.13% for the quarter ended September 30, 2011, from 0.93% for the same period in 2010. The annualized return on average common stockholders’ equity increased to 10.99% for the third quarter of 2011, compared with 8.11% for the third quarter of 2010.

Components of Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Net interest income	$237.8	$182.8	$674.0	$648.2
Provision for loan losses	(22.0)	(38.6)	(75.0)	(170.3)
Noninterest (loss) income	(13.5)	29.3	10.0	56.5
Noninterest expense	(104.6)	(99.9)	(328.9)	(364.2)
Provision for income taxes	(35.3)	(26.6)	(101.0)	(62.0)
Net income	$62.4	$47.0	$179.0	$108.2

Annualized return on average total assets	1.13%	0.93%	1.11%	0.72%

Annualized return on average common equity	10.99%	8.11%	10.92%	6.47%

Annualized return on average total equity	10.88%	7.96%	10.82%	6.21%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities, and other earning assets less the interest expense on deposits, borrowings, and other interest-bearing liabilities. Net interest income for the third quarter of 2011 totaled $237.8 million, a 30% increase over net interest income of $182.8 million for the same period in 2010.

Net interest margin, defined as net interest income divided by average earning assets, increased 66 basis points to 4.76% during the third quarter of 2011, from 4.10% during the third quarter of 2010. Net interest income and the net interest margin for both 2011 and 2010 were positively impacted by the accounting for covered loans under ASC 310-30. The increase in net interest margin during the third quarter of 2011 resulted primarily from higher yields earned on covered loans as well as lower costs of deposits and other interest-bearing liabilities. The increase in the yield on covered loans for the three months ended 2011 as compared to same period in 2010, is related to an increase in expected cash flow activity from improved credit quality. Specifically, the Company experienced an increase in cashflow from an increase in recoveries on the covered loan portfolio during the third quarter 2011 and compared to the third quarter 2010 which positively impacted the yield.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011			2010
	Average		Average Yield	Average		Average Yield
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,164,302	$7,866	2.68%	$736,658	$2,362	1.27%
Securities purchased under resale agreements	1,117,493	5,064	1.80%	648,136	2,410	1.46%
Investment securities available-for-sale (3)(4)	3,255,701	24,503	2.99%	2,482,951	15,725	2.51%
Loans receivable (2)(3)	9,825,559	120,596	4.87%	8,499,048	116,029	5.42%
Loans receivable - covered(2)(3)	4,253,687	123,927	11.56%	5,105,793	94,057	7.31%
FHLB and FRB stock	193,891	785	1.61%	219,416	817	1.49%

Total interest-earning assets	19,810,633	282,741	5.66%	17,692,002	231,400	5.19%

Noninterest-earning assets:
Cash and cash equivalents	254,918			668,277
Allowance for loan losses	(225,395)			(253,078)
Other assets	2,137,967			1,989,941

Total assets	$21,978,123			$20,097,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$895,223	$936	0.41%	$731,267	$550	0.30%
Money market accounts	4,453,224	4,798	0.43%	4,162,847	7,103	0.68%
Savings deposits	1,048,004	756	0.29%	960,927	818	0.34%
Time deposits	7,665,429	21,726	1.12%	6,719,637	20,028	1.18%
FHLB advances	508,913	3,013	2.35%	1,020,640	5,725	2.23%
Securities sold under repurchase agreements	1,035,466	12,218	4.68%	1,047,697	12,189	4.55%
Long-term debt	222,490	1,424	2.54%	235,570	1,685	2.80%
Other borrowings	14,003	88	2.49%	32,337	497	6.01%

Total interest-bearing liabilities	15,842,752	44,959	1.13%	14,910,922	48,595	1.29%

Noninterest-bearing liabilities:
Demand deposits	3,236,683			2,436,031
Other liabilities	622,885			390,164
Stockholders' equity	2,275,803			2,360,025

Total liabilities and stockholders' equity	$21,978,123			$20,097,142

Interest rate spread			4.53%			3.90%

Net interest income and net interest margin		$237,782	4.76%		$182,805	4.10%
_______________________

(1)	Annualized.

(2)	Average balances include nonperforming loans.

(3)
Includes net accretion of discounts on investment securities and loans receivable totaling $529 thousand and net amortization of $1.2 million for the three months ended September 30, 2011 and 2010, respectively. Also includes the net amortization of deferred loans fees totaling $3.7 million and $1.8 million for the three months ended September 30, 2011 and September 30, 2010, respectively.

(4)	September 30, 2010 average balances exclude unrealized gains or losses.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011			2010
	Average		Average Yield	Average		Average Yield
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,052,091	$15,106	1.92%	$914,471	$7,405	1.08%
Securities purchased under resale agreements	1,029,000	14,443	1.88%	455,824	11,303	3.27%
Investment securities available-for-sale(3)(4)	3,100,000	66,613	2.87%	2,291,588	50,656	2.94%
Loans receivable(2)(3)	9,458,403	355,246	5.02%	8,525,484	354,973	5.57%
Loans receivable - covered(2)(3)	4,477,467	357,576	10.68%	5,175,251	376,840	9.74%
FHLB and FRB stock	201,251	2,560	1.70%	221,856	2,473	1.49%

Total interest-earning assets	19,318,212	811,544	5.62%	17,584,474	803,650	6.11%

Noninterest-earning assets:
Cash and cash equivalents	269,700			547,403
Allowance for loan losses	(230,020)			(254,153)
Other assets	2,126,154			2,172,214

Total assets	$21,484,046			$20,049,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	$820,518	$2,283	0.37%	$672,817	$1,691	0.34%
Money market accounts	4,400,912	16,621	0.50%	3,868,588	23,405	0.81%
Savings deposits	1,018,215	2,421	0.32%	971,381	3,234	0.45%
Time deposits	7,487,935	62,003	1.11%	6,914,615	62,749	1.21%
FHLB advances	751,822	12,746	2.27%	1,427,903	20,905	1.96%
Securities sold under repurchase agreements	1,059,770	36,351	4.59%	1,039,636	36,775	4.66%
Long-term debt	231,087	4,783	2.77%	235,570	4,823	2.70%
Other borrowings	15,408	384	3.33%	60,552	1,902	4.19%

Total interest-bearing liabilities	15,785,667	137,592	1.17%	15,191,062	155,484	1.37%

Noninterest-bearing liabilities:
Demand deposits	2,966,343			2,323,950
Other liabilities	520,663			213,236
Stockholders' equity	2,211,373			2,321,690

Total liabilities and stockholders' equity	$21,484,046			$20,049,938

Interest rate spread			4.45%			4.74%

Net interest income and net interest margin		$673,952	4.66%		$648,166	4.93%
_______________________

(1)	Annualized.

(2)	Average balances include nonperforming loans.

(3)
Includes net accretion of discounts on investment securities and loans receivable totaling $8.3 million and $9.2 million for the nine months ended September 30, 2011 and 2010, respectively. Also includes the net amortization of deferred loans fees totaling $9.2 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively.

(4)
September 30, 2010 average balances exclude unrealized gains or losses. Interest income calculated on a fully taxable equivalent basis using the current statutory federal tax rate for the nine months ended September 30, 2010.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 vs. 2010			2011 vs. 2010
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)

	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$5,504	$1,893	$3,611	$7,701	$1,255	$6,446
Securities purchased under resale agreements	2,654	2,038	616	3,140	9,628	(6,488)
Investment securities available-for-sale	8,778	5,468	3,310	15,957	17,408	(1,451)
Loans receivable	4,567	16,999	(12,432)	273	36,836	(36,563)
Loans receivable - covered	29,870	(17,733)	47,603	(19,264)	(53,672)	34,408
FHLB and FRB stock	(32)	(100)	68	87	(243)	330

Total interest and dividend income	$51,341	$8,565	$42,776	$7,894	$11,212	$(3,318)

INTEREST-BEARING LIABILITIES:
Checking accounts	$386	$141	$245	$592	$398	$194
Money market accounts	(2,305)	466	(2,771)	(6,784)	2,896	(9,680)
Savings deposits	(62)	70	(132)	(813)	149	(962)
Time deposits	1,698	2,716	(1,018)	(746)	4,981	(5,727)
FHLB advances	(2,712)	(3,014)	302	(8,159)	(11,071)	2,912
Securities sold under repurchase agreements	29	(143)	172	(424)	704	(1,128)
Long-term debt	(261)	(90)	(171)	(40)	(92)	52
Other borrowings	(409)	(200)	(209)	(1,518)	(1,189)	(329)

Total interest expense	$(3,636)	$(54)	$(3,582)	$(17,892)	$(3,224)	$(14,668)

CHANGE IN NET INTEREST INCOME	$54,977	$8,619	$46,358	$25,786	$14,436	$11,350
_______________________

(1)	Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

We recorded $22.0 million and $75.0 million in provision for loan losses during the third quarter and first nine months of 2011. In comparison we recorded $38.6 million and $170.3 million in provisions for loan losses during the third quarter and first nine months of 2010. The Company recorded $24.4 million and $90.2 million in net charge-offs during the third quarter and first nine months of 2011, compared to $45.1 million and $164.2 million in net charge-offs recorded during the third quarter and first nine months of 2010. Provision for loan losses has declined for several quarters as a result of credit quality improvement, partially offset by increases in the allowance for loan losses on commercial and trade finance loans commensurate with the increases in these portfolios.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Gain on acquisition	$—	$—	$—	$27.6
Impairment loss on investment securities recognized in earnings	—	(0.9)	(0.5)	(10.3)
(Decrease) increase in FDIC indemnification asset and receivable	(43.5)	5.8	(79.7)	(47.2)
Branch fees	8.9	8.0	25.7	25.0
Net gain on sales of investment securities	3.2	2.8	6.8	24.7
Net gain on sales of fixed assets	—	—	2.2	—
Letters of credit fees and foreign exchange income	6.5	3.9	17.6	11.0
Ancillary loan fees	2.1	2.4	6.1	6.4
Income from life insurance policies	1.0	1.1	3.1	3.3
Net gain on sales of loans	5.5	4.2	18.8	12.3
Other operating income	2.8	2.0	9.9	3.7

Total	$(13.5)	$29.3	$10.0	$56.5

Noninterest income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities, foreign exchange activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and other assets, impairment losses on investment securities, gain on acquisitions, (decrease)/increase in the FDIC indemnification asset and receivable, income from life insurance policies, and other noninterest-related revenues.

We recorded noninterest loss of $13.5 million for the three months ended September 30, 2011, a decrease of $42.8 million, compared to noninterest income of $29.3 million recorded for the same period in 2010. The decrease in noninterest income for the three months ended September 30, 2011 is primarily due to the decrease in FDIC indemnification asset and receivable offset by an increase in letters of credit fees and foreign exchange income, and net gain on sales of loans.

For the three and nine months ended September 30, 2011, in total, the net decrease in the FDIC indemnification asset and receivable recorded in noninterest income was $43.5 million and $79.7 million, respectively. The quarter-to-date and year-to-date net decrease of $39.3 million and $98.6 million, respectively, in the FDIC indemnification asset resulting from loan disposal activity, recoveries and amortization was partially offset by a quarter-to-date and year-to-date increase in the FDIC receivable of $3.5 million and $26.6 million, respectively, due to reimbursable expense claims. During the third quarter and first nine months of 2011 we incurred $4.4 million and $33.2 million, respectively, in expenses on covered loans and other real estate owned, 80% or $3.5 million and $26.6 million, respectively, of which is reimbursable from the FDIC.

For the three months ended September 30, 2011, no impairment loss on investment securities was recognized in earnings compared to $888 thousand for the three months ended September 30, 2010. For the nine months ended September 30, 2011, impairment loss on investment securities recognized in earnings was $464 thousand compared to $10.3 million for the nine months ended September 30, 2010. The $464 thousand impairment loss for the first nine months of 2011 was recorded on pooled trust preferred securities. As of September 30, 2011, the fair value of those pooled trust preferred securities was $1.4 million.

For the three months period ended September 30, 2011 and 2010 and nine months ended September 30, 2011 there were no gains recorded related to acquisitions. For the nine months ended September 30, 2010, we recorded bargain purchase gains of $27.6 million related to the acquisitions of WFIB and UCB.

During the third quarter of 2011, the net gain on sale of investment securities totaled $3.2 million, compared to $2.8 million recorded during the third quarter of 2010. During the first nine months of 2011, the net gain on sale of investment securities totaled $6.8 million, compared to $24.7 million recorded during the same period in 2010. Proceeds from the sale of investment securities provide additional liquidity to purchase other investment securities, to fund loan originations, and to pay down borrowings.

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

Branch fees, which represent revenues derived from branch operations, increased $0.9 million, or 11.3%, to $8.9 million in the third quarter of 2011, compared to $8.0 million for the same quarter in 2010, and increased $0.7 million, or 2.8%, to $25.7 million for the first nine months of 2011, compared to $25.0 million during the same period in 2010.

For the three and nine months ended September 30, 2011, the net gain on sales of loans was $5.5 million and $18.8 million, respectively, compared to $4.2 million and $12.3 million, respectively, for the three and nine months ended September 30, 2010. From time to time, the Company buys and sells loans within the loans held for sale portfolio to take advantage of market opportunities.

Letters of credit fees and foreign exchange income for the three and nine months ended September 30, 2011 was $6.5 million and $17.6 million compared to $3.9 million and $11.0 million for the three and nine months ended September 30, 2010. The increase from 2010 is a result of more customer interest and activity in these products.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Compensation and employee benefits	$39.9	$38.7	$119.0	$131.1
Occupancy and equipment expense	12.6	14.0	37.4	39.0
Amortization of investments in affordable housing partnerships	5.3	1.4	14.4	7.1
Amortization of premiums on deposits acquired	3.1	3.4	9.4	10.0
Deposit insurance premiums and regulatory assessments	2.4	5.7	16.5	21.8
Loan-related expenses	5.2	6.3	12.6	14.6
Other real estate owned expense	4.5	5.7	29.7	44.7
Legal expense	6.0	5.3	16.9	14.4
Prepayment penalty for FHLB advances and other borrowings	3.8	—	12.3	13.8
Data processing	1.8	2.6	6.5	8.2
Deposit-related expenses	1.7	1.3	4.2	3.4
Consulting expense	2.1	1.6	6.1	5.7
Other operating expenses	16.2	14.0	43.9	50.4

Total noninterest expense	$104.6	$99.9	$328.9	$364.2

Efficiency Ratio(1)	41.19%	44.67%	42.79%	48.47%
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

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, increased $4.7 million, or 5%, to $104.6 million during the third quarter of 2011, compared to $99.9 million for the same quarter in 2010, and decreased $35.3 million, or 10%, to $328.9 million during the first nine months of 2011, compared to $364.2 million for the same period in 2010.

Under the shared-loss agreements with the FDIC, 80% of eligible expenses on covered assets are reimbursable from the FDIC. Noninterest expense for the three and nine months ended September 30, 2011 included reimbursable expenses totaling $3.5 million and $26.6 million, respectively, which is comprised of other real estate owned expense of $1.9 million and $19.9 million, respectively, loan-related expense of $0.8 million and $3.7 million, respectively, and legal expenses of $0.8 million and $2.9 million, respectively.

Compensation and employee benefits increased $1.2 million, or 3%, to $39.9 million for the three months ended September 30, 2011, compared to $38.7 million for the same period in 2010, and decreased $12.1 million, or 9%, to $119.0 million for the nine months ended September 30, 2011, compared to $131.1 million for the same period in 2010. The decrease was primarily due to the completed integration of UCB and WFIB and the resulting additional synergies.

We recorded OREO expenses, net of OREO gains, totaling $4.5 million (including $1.9 million reimbursable from the FDIC) during the three months ended September 30, 2011, compared with $5.7 million during the same period in 2010. For the first nine months of 2011, net OREO expenses decreased to $29.7 million (including $19.9 million reimbursable from the FDIC), compared with $44.7 million in net OREO expenses during the first nine months of 2010. The $4.5 million in net OREO expenses incurred during the third quarter of 2011 is comprised of $3.1 million in various operating and maintenance expenses, $2.8 million in valuation losses and $1.4 million in net gains from the sale of OREO properties. The $29.7 million in net OREO expenses incurred during the first nine months of 2011 is comprised of $9.1 million in various operating and maintenance expenses, $22.4 million in valuation losses and $1.8 million in net gains from the sale of OREO properties. As of September 30, 2011, total covered and non-covered OREO amounted to $87.3 million and $21.2 million, respectively, compared to $123.9 million and $21.9 million, respectively, as of December 31, 2010.

Deposit insurance premiums and regulatory assessments decreased $3.3 million, or 58%, to $2.4 million for the three months ended September 30, 2011, compared to $5.7 million during the same period in 2010. For the first nine months of 2011, deposit insurance premiums and regulatory assessments decreased $5.3 million, or 24%, to $16.5 million, compared to $21.8 million for the same period in 2010. The decrease in deposit insurance premiums and regulatory assessments for the three months and nine months ended September 30, 2011 is primarily due to a decrease in the assessment base.

During the three months ended September 30, 2011, FHLB advances of $75.9 million were prepaid with a related $3.3 million in prepayment penalties compared to no prepayments of FHLB advances or prepayment penalties for the three months ended September 30, 2010. During the nine months ended September 30, 2011, FHLB advances of $553.5 million were prepaid with a related $11.8 million in prepayment penalties compared to $1.12 billion of FHLB advance prepayments with a related $13.8 million in prepayment penalties for the nine months ended September 30, 2010, respectively. Additionally, during the three months ended September 30, 2011, junior subordinated debt of $11.1 million was called at a premium of $0.5 million, which is included in prepayment penalties.

Amortization of premiums on deposits acquired decreased $0.3 million to $3.1 million for the three months ended September 30, 2011, compared with $3.4 million during the same period in 2010. For the first nine months of 2011, amortization of premiums on deposits decreased $0.6 million to $9.4 million, compared with $10.0 million for the same period in 2010. The decrease is due to the full amortization of premiums on deposits acquired during 2010 from a previous acquisition as well as decreases in the amount amortized each quarter in accordance with the calculated amortization schedules. The projected deposit runoff rates incorporated into the core deposit amortization models simulate the decay rates used in the Company’s current asset liability model. Premiums on deposits acquired are amortized over the estimated useful lives of the related deposits.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees, and charitable contributions. Other operating expenses increased $2.2 million, or 16%, to $16.2 million for the three months ended September 30, 2011, compared to $14.0 million during the same period in 2010. Other operating expenses decreased $6.5 million, or 13%, to $43.9 million for the first nine months of 2011, compared with $50.4 million for the same period in 2010. This was primarily a result of the successful integration of UCB and WFIB.

Our efficiency ratio decreased to 41.19% for the three months ended September 30, 2011, compared to 44.67% for the corresponding period in 2010. For the first nine months of 2011, the efficiency ratio decreased to 42.79%, compared to 48.47% for the same period in 2010. The improvement in our efficiency ratio can be attributed to efficiencies gained after the full integration of UCB and WFIB.

Income Taxes

The provision for income taxes was $35.3 million for the third quarter of 2011, representing an effective tax rate of 36.1%, compared to $26.6 million for the same period in 2010, representing an effective tax rate of 36.1%. Included in the income tax recognized during the third quarter of 2011 and 2010 are $3.8 million and $3.3 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships.

For the first nine months of 2011, the provision for income taxes was $101.0 million, representing an effective tax rate of 36.1%, compared to $62.0 million for the same period in 2010, representing an effective tax rate of 36.4%. Included in the income tax recognized during the nine months ended September 30, 2011 and 2010 are $12.1 million and $8.9 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships.

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

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain foreign operations. Accordingly, a valuation allowance has been recorded for these amounts.

The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10. As of September 30, 2011, the Company had a net deferred tax asset of $204.5 million.

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

Retail Banking

The Retail Banking segment reported pretax income of $15.8 million for the three months ended September 30, 2011, compared to a pretax loss of $18.0 million for the same quarter in 2010. The increase in pretax income for this segment during the third quarter of 2011 is driven by decreases in loan loss provisions and noninterest expense and an increase in net interest income, offset by a reduction in noninterest income. For the nine months ended September 30, 2011, the Retail Banking segment reported pretax income of $81.4 million, compared to a pretax loss of $1.2 million recorded during the same period in 2010. The increase for the first nine months of 2011 is mainly driven by decreases in loan loss provisions and noninterest expense, and an increase in net interest income, offset by a reduction in noninterest income.

The $29.2 million increase in net interest income during the third quarter of 2011 and the $34.8 million increase in net interest income for the first nine months of 2011 are attributable to the lower cost of funds on deposits and the disposal activity in the covered loan portfolio, offset by the extended low interest rate environment. The decrease in loan loss provisions for this segment of $15.1 million during the third quarter of 2011 and $39.8 million during the first nine months of 2011, relative to the same periods in 2010 was due to decreased charge-off activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

Noninterest income for this segment decreased $13.2 million to $1.8 million for the three months ended September 30, 2011, compared to $15.0 million recorded during the same period in 2010. For the first nine months of 2011, noninterest income for this segment decreased $8.5 million to $15.0 million, compared to $23.5 million for the same period in 2010. The decrease in noninterest income for the third quarter and first nine months of 2011 is primarily due to the higher net reduction from the FDIC indemnification asset and receivable, offset by a higher gain on sale of student loans, branch fees and foreign exchange income.

Noninterest expense for this segment decreased $7.7 million to $46.7 million during the third quarter of 2011, compared with $54.4 million recorded during the third quarter of 2010. For the first nine months of 2011, noninterest expense for this segment decreased $25.0 million to $153.2 million, from $178.2 million for the same period in 2010. The decrease in noninterest expense for the third quarter and first nine months of 2011 is primarily due to decreases in OREO related expense, compensation and employee benefits and FDIC deposit insurance premiums.

Commercial Banking

The Commercial Banking segment reported pretax income of $64.3 million during the three months ended September 30, 2011, slightly decreased from to $64.7 million for the same period in 2010. For the first nine months of 2011, this segment reported pretax income of $164.3 million, compared to $106.2 million recorded during the same period in 2010. The increase for the first nine months of 2011 is due to decreases in loan loss provisions.

Net interest income for this segment increased $33.4 million to $127.3 million for the three months ended September 30, 2011, compared to $93.8 million for the same period in 2010. For the first nine months of 2011, net interest income for this segment decreased $13.6 million to $341.0 million, compared to $354.6 million recorded during the same period in 2010. The change in net interest income for this segment is primarily impacted by the disposal activity on the covered loan portfolio and the low interest rate environment.

Noninterest income for this segment decreased $32.9 million to a loss of $19.6 million during the third quarter of 2011, compared to income of $13.3 million recorded in the same quarter of 2010. For the first nine months of 2011, noninterest income decreased $6.0 million to a loss of $15.7 million, compared to a noninterest loss of $9.7 million for the same period in 2010. The decrease in noninterest income for this segment is primarily due to a higher decrease in the FDIC indemnification asset partially offset by increase in letters of credit fees and foreign exchange income.

Noninterest expense for this segment increased $1.9 million to $28.4 million during the three months ended September 30, 2011, compared with $26.5 million recorded during the same quarter in 2010. For the first nine months of 2011, noninterest expense for this segment decreased $8.5 million to $98.0 million, compared to $106.5 million for the same period in 2010. The decrease in noninterest expense is primarily due to decreases in OREO and loan related expenses, partially offset by increase in compensation and employee benefits.

Other
The Other segment reported pretax income of $17.6 million during the three months ended September 30, 2011, compared to $26.8 million recorded in the same quarter of 2010. For the first nine months of 2011, this segment reported pretax income of $34.3 million, compared to $65.2 million recorded during the same period in 2010.

Net interest income for this segment decreased $7.6 million to $19.7 million for the three months ended September 30, 2011, compared to $27.3 million recorded in the same quarter of 2010. For the first nine months of 2011, net interest income for this segment increased $4.6 million to $43.4 million, compared to $38.8 million recorded during the same period in 2010.

Noninterest income for this segment increased $3.3 million to $4.3 million during the three months ended September 30, 2011, compared with $1.0 million recorded in the same quarter of 2010. This increase is due to a higher gain on sales of investment securities available-for-sale and a lower impairment on investment securities. For the first nine months of 2011, noninterest income decreased $31.9 million to $10.8 million, compared with $42.7 million for the same period in 2010. The decrease for the first nine months of 2011 is mainly attributable to the gain on acquisition and higher gain on sales of investment securities available-for-sale in 2010, offset by lower impairment on investment securities.

Noninterest expense for this segment increased $10.4 million to $29.4 million for the three months ended September 30, 2011, compared with $19.0 million during the same quarter in 2010. The increase is primarily due to increases from amortization of investments in affordable housing partnerships and legal expenses. For the first nine months of 2011, noninterest expense for this segment decreased $1.7 million to $77.8 million, compared to $79.5 million for the same period in 2010. The decrease is primarily due to reduction in salary expenses and prepayment penalty on FHLB advances, offset by increase from amortization of investments in affordable housing partnerships.

Balance Sheet Analysis

Total assets increased $1.11 billion, or 5.4%, to $21.81 billion as of September 30, 2011, compared to $20.70 billion as of December 31, 2010. The increase is comprised predominantly of net loans receivable of $487.6 million, securities purchased under resale agreements of $451.8 million and investment securities available-for-sale of $403.7 million. The increase in total assets was funded primarily through increases in deposit growth of $1.67 billion.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements increased $451.8 million, or 90.4%, to $951.8 million as of September 30, 2011, compared with $500.0 million as of December 31, 2010. The increase reflects additional resale agreements entered into during 2011.

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

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of September 30, 2011 and December 31, 2010.

Total investment securities available-for-sale increased 14% to $3.28 billion as of September 30, 2011, compared with $2.88 billion at December 31, 2010. As of September 30, 2011, the investment portfolio had a net unrealized loss of $38.7 million as compared to a net unrealized loss of $24.5 million as of December 31, 2010. Within the portfolio, all categories by security type were in a net unrealized gain position except for corporate debt. Total repayments/maturities and proceeds from sales of investment securities amounted to $1.45 billion and $602.6 million, respectively, during the nine months ended September 30, 2011. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $2.46 billion. We recorded net gains on sales of investment securities totaling $3.2 million and $2.8 million during the third quarter of 2011 and 2010, respectively. For the first nine months of 2011, we recorded net gains on sales of investment securities totaling $6.8 million, compared with $24.7 million during the first nine months of 2010. At September 30, 2011, investment securities available-for-sale with a par value of $2.29 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

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

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at September 30, 2011.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
As of September 30, 2011
Available-for-sale
U.S. Treasury securities	$—	—%	$20,761	2.11%	$—	—%	$—	—%	$—	—%	$20,761	2.11%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	635,836	2.10%	7,115	2.09%	—	—%	—	—%	—	—%	642,951	2.10%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,260	6.79%	774	3.33%	7,666	4.05%	7,123	3.62%	—	—%	16,823	4.04%
Residential mortgage-backed securities	2,983	—%	—	—%	42,905	2.98%	1,047,941	3.04%	—	—%	1,093,829	3.03%
Municipal securities	14,839	5.62%	9,675	2.22%	37,399	3.30%	15,553	5.09%	—	—%	77,466	3.95%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Non-investment grade	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Corporate debt securities:
Investment grade	122,924	3.25%	307,513	3.05%	890,224	3.54%	82,771	5.77%	—	—%	1,403,432	3.54%
Non-investment grade	7,354	1.64%	5,580	5.38%	—	—%	1,261	3.74%	—	—%	14,195	3.00%
Other securities	10,135	2.19%	—	—%	—	—%	—	—%	—	—%	10,135	2.19%

Total investment securities available-for-sale	$795,331		$351,418		$978,194		$1,154,649		$—		$3,279,592

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$470,368	9.4%	$553,541	9.3%
Residential multifamily	959,188	19.1%	1,093,331	18.4%
Commercial and industrial real estate	1,883,843	37.6%	2,085,674	35.0%
Construction and land	718,938	14.3%	1,043,717	17.5%

Total real estate loans	4,032,337	80.4%	4,776,263	80.2%

Other loans:
Commercial business	884,772	17.6%	1,072,020	18.0%
Other consumer	101,158	2.0%	107,490	1.8%

Total other loans	985,930	19.6%	1,179,510	19.8%

Total principal balance	5,018,267	100.0%	5,955,773	100.0%

Covered discount	(871,931)		(1,150,672)
Allowance on covered loans	(6,434)		(4,225)

Total covered loans, net	$4,139,902		$4,800,876

FDIC Indemnification Asset

For the three and nine months ended September 30, 2011, the Company recorded $14.3 million and $48.0 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. Additionally, the Company recorded a $43.3 million and $164.2 million reduction for the three and nine months ended September 30, 2011, respectively, to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss).

FDIC Receivable

As of September 30, 2011, the FDIC loss-sharing receivable was $51.8 million as compared to $62.6 million as of December 31, 2010. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan-related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $1.18 billion, or 14%, to $9.83 billion at September 30, 2011, relative to December 31, 2010. During the first nine months of 2011, proceeds from sales of loans held for sale were $637.5 million resulting in net gains on sale of $14.5 million.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$1,517,954	15.5%	$1,119,024	12.8%
Multifamily	942,428	9.6%	974,745	11.2%

Total residential	2,460,382	25.1%	2,093,769	24.0%

Commercial Real Estate ("CRE"):
Income producing	3,459,001	35.3%	3,392,984	39.0%
Construction	192,988	2.0%	278,047	3.2%
Land	179,152	1.8%	235,707	2.7%

Total CRE	3,831,141	39.1%	3,906,738	44.9%

Commercial and Industrial ("C&I"):
Commercial business	2,542,313	25.9%	1,674,698	19.2%
Trade finance	469,839	4.8%	308,657	3.5%

Total C&I	3,012,152	30.7%	1,983,355	22.7%
Consumer:
Student loans	260,283	2.6%	490,314	5.6%
Other consumer	243,292	2.5%	243,212	2.8%

Total consumer	503,575	5.1%	733,526	8.4%

Total gross loans	9,807,250	100.0%	8,717,388	100.0%

Unearned fees, premiums, and discounts, net	(16,746)		(56,781)
Allowance for loan losses	(211,738)		(230,408)
Loans held for sale	251,920		220,055

Loans receivable, net	$9,830,686		$8,650,254

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $168.9 million, or 0.77% of total assets, at September 30, 2011 and $194.8 million, or 0.94% of total assets, at December 31, 2010. Nonaccrual loans amounted to $147.7 million at September 30, 2011, compared with $172.9 million at year-end 2010. During the first nine months of 2011, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $24.7 million in non-covered OREO properties during the first nine months of 2011 for a net loss of $91 thousand. Also during the first nine months of 2011 we sold notes with a carrying value of $71.9 million for cash proceeds of $44.5 million and $21.6 million in loans originated to facilitate the note sales; the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses. Net charge-offs for non-covered nonperforming loans were $24.4 million and $90.2 million for the three and nine months ended September 30, 2011, respectively. For non-covered OREO properties, write-downs of $17 thousand and $1.5 million were recorded for the three and nine months ended September 30, 2011.

Approximately $40.8 million or 57% of the carrying value of our problem loan sales during the first nine months of 2011 were all-cash transactions. We partially financed selected loan sales to unrelated third parties.  Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged-off. A substantial down payment, typically 20% or greater, is received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over the sold loans.

Loans totaling $54.2 million were placed on nonaccrual status during the third quarter of 2011.  Loans totaling $29.9 million which were not 90 days past due as of September 30, 2011, were included in nonaccrual loans as of September 30, 2011. Additions to nonaccrual loans during the third quarter of 2011 were offset by $24.0 million in gross charge-offs, $34.1 million in payoffs and principal paydowns, $10.9 million in loans that were transferred to other real estate owned, and $2.2 million in loans brought current. Additions to nonaccrual loans during the third quarter of 2011 were comprised of $12.5 million in residential loans, $36.1 million in commercial real estate loans, $3.5 million in commercial and industrial loans, and $2.1 million in consumer loans.

The Company had $81.0 million and $122.1 million in total performing troubled debt restructured loans as of September 30, 2011 and December 31, 2010, respectively. Nonperforming TDR loans were $39.0 million and $42.1 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, TDR loans were comprised of $5.7 million in single-family loans, $16.9 million in multifamily loans, $38.5 million in commercial real estate loans, $9.8 million in CRE construction loans, $37.0 million in CRE land loans and $12.1 million in commercial business loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At September 30, 2011, total non-covered OREO was $21.2 million, compared to $21.9 million at December 31, 2010. During the first nine months of 2011, the Company had an addition of $25.4 million to OREO due to foreclosures. Additionally, the Company recorded $1.5 million in write-downs. During this period, the Company also had a total of $23.7 million in total proceeds for OREO properties sold resulting in a total net loss on sale of $91 thousand and charges against the allowance for loans losses totaling $853 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses. During the first nine months of 2010, the Company sold a total of $30.9 million in OREO properties for a total net gain on sale of $388 thousand and charges against the allowance for loan losses totaling $2.3 million.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Nonaccrual loans	$147,709	$172,929
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	147,709	172,929

Non-covered other real estate owned, net	21,178	21,865
Total nonperforming assets	$168,887	$194,794

Total nonperforming assets to total assets	0.77%	0.94%
Allowance for non-covered loan losses to nonperforming loans	143.35%	133.24%
Nonperforming loans to total gross non-covered loans	1.47%	1.93%
Performing troubled debt restructured loans	$81,010	$122,100

We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables—Overall – Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming, the deficiency is charged-off against the allowance for loan losses.

At September 30, 2011, the Company’s total recorded investment in impaired loans was $208.0 million, compared with $281.0 million at December 31, 2010. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at September 30, 2011 are comprised of single-family loans totaling $11.3 million, multifamily loans totaling $33.4 million, income producing commercial real estate loans totaling $64.5 million, CRE construction loans totaling $35.7 million, CRE land loans totaling $34.6 million, commercial business loans totaling $25.6 million, and other consumer loans totaling $2.9 million. As of September 30, 2011, the allowance for loan losses included $8.4 million for impaired loans with a total recorded balance of $23.6 million. As of December 31, 2010, the allowance for loan losses included $10.0 million for impaired loans with a total recorded balance of $20.6 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$11,350	5.5%	$18,876	6.7%
Multifamily	33,376	16.0%	32,643	11.6%

Total residential impaired loans	$44,726	21.5%	$51,519	18.3%

Commercial Real Estate ("CRE"):
Income producing	$64,524	31.0%	$88,699	31.6%
Construction	35,660	17.2%	84,225	30.0%
Land	34,615	16.6%	29,002	10.3%

Total CRE impaired loans	$134,799	64.8%	$201,926	71.9%

Commercial and Industrial ("C&I"):
Commercial business	$21,164	10.2%	$26,941	9.6%
Trade finance	4,421	2.1%	—	—%

Total C&I impaired loans	$25,585	12.3%	$26,941	9.6%

Consumer:
Student loans	$—	—%	$—	—%
Other consumer	2,852	1.4%	620	0.2%

Total consumer impaired loans	$2,852	1.4%	$620	0.2%

Total gross impaired loans	$207,962	100.0%	$281,006	100.0%

The average recorded investment in impaired loans at September 30, 2011 and December 31, 2010 totaled $239.7 million and $317.2 million, respectively. During the three and nine months ended September 30, 2011, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $2.4 million and $7.9 million, respectively.  Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $756 thousand and $2.3 million for the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2010, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $4.0 million and $11.5 million, respectively.  Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $3.2 million and $5.4 million for the three and nine months ended September 30, 2010, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with estimated and known risks in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is adequate at September 30, 2011, future additions to the allowance will be subject to a continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. At September 30, 2011, the allowance for loan losses amounted to $218.2 million which includes $6.4 million allocated to covered loans. At December 31, 2010, the allowance for loan losses amounted to $230.4 million which includes $4.2 million allocated to covered loans. Prior to the third quarter of 2010, the total allowance was allocated to non-covered loans. At September 30, 2011, the allowance for loan losses on non-covered loans amounted $211.7 million, or 2.16% of total non-covered loans receivable, compared with $230.4 million or 2.64% of total non-covered loans receivable at December 31, 2010 and $240.3 million or 2.79% of total non-covered loans receivable at September 30, 2010. The $16.5 million decrease in the allowance for loan losses at September 30, 2011, from year-end 2010, primarily reflects $75.0 million in additional loss provisions, less $90.2 million in net charge-offs recorded during the first nine months of 2011. The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.2 million at September 30, 2011, compared to $10.0 million at December 31, 2010. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for losses.

We recorded $22.0 million in loan loss provisions during the third quarter of 2011 and $75.0 million during the first nine months of 2011. In comparison, we recorded $38.6 million in loan loss provisions during the third quarter of 2010 and $170.3 million during the first nine months of 2010. During the third quarter of 2011, we recorded $24.4 million in net charge-offs representing 0.99% of average loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $45.1 million, or 2.12% of average non-covered loans outstanding, on an annualized basis, for the same period in 2010.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Allowance balance, beginning of period	$220,556	$249,462	$234,633	$238,833
Allowance for unfunded loan commitments and letters of credit	—	1,133	(1,245)	(790)
Provision for loan losses	22,000	38,648	75,006	170,325
Gross charge-offs:
Residential	3,836	22,161	9,389	42,357
Commercial real estate	15,863	20,879	60,248	108,969
Commercial and industrial	7,602	4,939	29,410	24,836
Consumer	275	332	1,659	1,757
Total gross charge-offs	27,576	48,311	100,706	177,919

Gross recoveries:
Residential	204	15	450	1,116
Commercial real estate	1,851	800	4,502	6,955
Commercial and industrial	1,115	2,400	5,419	5,454
Consumer	22	39	113	212
Total gross recoveries	3,192	3,254	10,484	13,737
Net charge-offs	24,384	45,057	90,222	164,182

Allowance balance, end of period(1)	$218,172	$244,186	$218,172	$244,186
Average loans outstanding	$9,825,559	$8,499,048	$9,458,403	$8,525,484
Total gross loans outstanding, end of period	$9,807,250	$8,599,459	$9,807,250	$8,599,459
Annualized net charge-offs to average loans	0.99%	2.12%	1.27%	2.57%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	2.16%	2.79%	2.16%	2.79%
_______________________

(1)
$6.4 million and $3.9 million of the balances of allowance for loan losses is allocated to covered loans not accounted for under ASC 310-30 as of September 30, 2011 and September 30, 2010, respectively.

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

The Company continues to grow the commercial and industrial portfolio while decreasing the commercial real estate portfolio. The commercial real estate portfolio has experienced a reduction in charge-offs, and positive movement from past due, nonaccrual, and classified asset levels as compared to the fourth quarter 2010. As the performance and classified asset levels of the commercial real estate portfolio has improved the calculated provision for loan losses and related allowance for loan losses declined. As of September 30, 2011, the overall allowance allocation by portfolio segment is consistent with the increase/decrease in the respective portfolio balance and the movement in the past due and risk rating categories during the nine months ended September 30, 2011.

The following table reflects the Company’s allocation of the allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$48,170	25.1%	$49,491	24.0%
Commercial Real Estate	72,868	39.1%	117,752	44.9%
Commercial and Industrial	86,968	30.7%	59,737	22.7%
Consumer	3,732	5.1%	3,428	8.4%
Covered loans subject to allowance for loan losses	6,434	0.0%	4,225	0.0%

Total	$218,172	100.0%	$234,633	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $1.67 billion to $17.31 billion as of September 30, 2011 from $15.64 billion as of December 31, 2010. The increase in total deposits was due to increases of $718.9 million, or 10.6%, in time deposits, $701.1 million, or 26.2%, in noninterest-bearing demand deposits, $191.2 million, or 25.2%, in interest-bearing checking and $78.6 million, or 8.0% in savings accounts, which were offset by a decrease in money market accounts of $22.4 million, or 0.5%.

As of September 30, 2011, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $559.7 million, compared with $713.5 million as of December 31, 2010. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$3,377,559	$2,676,466	$701,093	26.2%
Interest-bearing checking	948,679	757,446	191,233	25.2%
Money market	4,434,983	4,457,376	(22,393)	-0.5%
Savings	1,063,086	984,518	78,568	8.0%

Total core deposits	9,824,307	8,875,806	948,501	10.7%

Time deposits	7,484,393	6,765,453	718,940	10.6%

Total deposits	$17,308,700	$15,641,259	$1,667,441	10.7%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances decreased $757.1 million, or 62.4%, to $457.1 million as of September 30, 2011, compared to $1.21 billion as of December 31, 2010. The decrease in FHLB advances is consistent with our overall strategy to improve our cost of funds. During the first nine months of 2011, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money market mutual funds was used to pay down our borrowings. During the first nine months of 2011, long-term FHLB advances totaling $523.5 million were prepaid, with additional prepayment penalties of $12.3 million. We also paid off $200.0 million of matured overnight FHLB advances during the first nine months of 2011.

In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.02 billion and $1.08 billion as of September 30, 2011 and December 31, 2010, respectively. Included in these balances are $29.9 million and $88.5 million in short-term repurchase agreements as of September 30, 2011 and December 31, 2010, respectively. The interest rates on these short-term repurchase agreements were 0.65% and 0.54% as of September 30, 2011 and December 31, 2010, respectively. The remaining repurchase agreements are long-term with interest rates that are largely fixed ranging from 4.15% to 5.13% as of September 30, 2011. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt decreased $21.4 million or 9.1% to $214.2 million as of September 30, 2011 compared to $235.6 million as of December 31, 2010. The decrease is due to the paydown of $10.3 million of junior subordinated debt securities which was called at par during the second quarter and $11.1 million of junior subordinated debt which was called with a prepayment penalty of $526 thousand during the third quarter. These debt securities were repaid in order to reduce higher interest-bearing debt and in anticipation of the phase out of trust preferred securities as Tier I regulatory capital beginning in 2013. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with phase-out complete by 2016.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of September 30, 2011, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Deposits	$6,649,961	$700,673	$178,912	$80,411	$9,910,300	$17,520,257
Federal funds purchased	—	—	—	—	—	—
FHLB advances	17,745	156,690	43,708	284,940	—	503,083
Securities sold under repurchase agreements	77,360	94,823	624,564	454,966	—	1,251,713
Notes payable	—	—	—	—	85,014	85,014
Long-term debt obligations	3,961	7,922	81,842	195,453	—	289,178
Operating lease obligations (1)	23,773	42,875	30,052	37,402	—	134,102
Unrecognized tax benefits	(2,166)	(2,720)	(5,242)	—	—	(10,128)
Postretirement benefit obligations	265	770	907	17,785	—	19,727

Total contractual obligations	$6,770,899	$1,001,033	$954,743	$1,070,957	$9,995,314	$19,792,946
_______________________

(1)	Represents the Company’s lease obligation for all non-owned premises.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of September 30, 2011 is as follows:

Commitments
Outstanding
(In thousands)

Undisbursed loan commitments	$2,194,784
Standby letters of credit	1,613,908
Commercial letters of credit	88,490

Capital Resources

At September 30, 2011, stockholders’ equity totaled $2.26 billion, a 7.0% increase from the year-end 2010 balance of $2.11 billion. The increase is comprised of the following: (1) net income of $179.0 million recorded during the first nine months of 2011; (2) stock compensation amounting to $9.3 million related to grants of restricted stock, restricted stock units and stock options; (3) issuance of common stock totaling $3.7 million, representing 597,232 shares, pursuant to various stock plans and agreements; (4) tax benefit of $546 thousand from various stock plans; and (5) issuance of shares pursuant to Director retainer fees of $520 thousand, representing 27,831 shares. These transactions were offset by: (1) accrual and payment of cash dividends on common and preferred stock totaling $21.5 million during the first nine months of 2011; (2) repurchase of common stock warrants totaling $14.5 million, representing 1,517,555 common stock warrants; (3) additional unrealized loss on investment securities available-for-sale, net of tax, of $5.4 million; (4) noncredit-related impairment loss on investment securities amounted to $3.0 million, net of tax; (5) purchase of treasury shares related to vested restricted stock amounting to $619 thousand, representing 27,938 shares; (6) foreign currency translation adjustments, net of tax, of $586 thousand; and (7) net unrealized loss on other asset investment, net of tax, of $240 thousand.

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

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.” At September 30, 2011, the Bank’s Tier I and total capital ratios were 14.5% and 16.0%, respectively, compared to 15.7% and 17.4%, respectively, at December 31, 2010.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at September 30, 2011, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements

Total Capital (to Risk-Weighted Assets)	16.2%	16.0%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	14.6%	14.5%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.3%	9.2%	4.0%	5.0%

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

During the first nine months of 2011, we experienced net cash inflows from operating activities of $199.5 million, compared to net cash inflows of $686.7 million for the first nine months of 2010.

Net cash outflows from investing activities totaled $1.22 billion for the first nine months of 2011 compared with net cash inflows of $280.4 million for the first nine months of 2010. Net cash outflows from investing activities for the first nine months of 2011 were due primarily from purchases of investment securities, securities purchased under resale agreements, and purchases and originations of loans receivable. These factors were partially offset by the repayments, maturities and redemptions of investment securities and proceeds from the sales of investment securities, paydown and maturities of securities purchased under resale agreement and proceeds from sales of loans held for sale originated for investment. Net cash inflows from investing activities for the first nine months of 2010 were due primarily from the repayments, maturities and redemptions of investment securities and loans and proceeds from the sale of investment securities, and paydowns, maturities and termination of securities purchased under resale agreements. These factors were partially offset by the purchase of investment securities, securities purchased under resale agreements and purchases of loans receivable.

We experienced net cash inflows from financing activities of $788.6 million during the first nine months of 2011, primarily due to the increase in deposits. We experienced net cash outflows from financing activities of $976.8 million for the first nine months of 2010 primarily due to the repayment of long-term borrowings.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the nine months ended September 30, 2011, total dividends paid by the Bank to the Company amounted to $72.0 million. For the nine months ended September 30, 2010, no dividends were paid by the Bank to the Company.

On October 19, 2011, the Company’s Board of Directors approved the payment of fourth quarter 2011 dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend was payable on or about November 1, 2011 to shareholders of record as of October 15, 2011. Additionally, the Board declared a dividend of $0.05 per share on the Company’s common stock payable on or about November 24, 2011 to shareholders of record as of November 10, 2011.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2011 and December 31, 2010, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	September 30,	December 31,	September 30,	December 31,
(Basis Points)	2011	2010	2011	2010
+200	5.4%	(0.4)%	1.4%	1.5%
+100	2.3%	(1.6)%	0.4%	0.4%
-100	(0.0)%	6.8%	(3.8)%	0.5%
-200	(0.2)%	7.1%	(11.3)%	(0.9)%
_____________________

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2011 and December 31, 2010. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. At September 30, 2011 and December 31, 2010, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2011. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value at September 30, 2011
	(Dollars in thousands)

Assets:
CD investments	$453,261	$—	$250	$—	$—	$—	$453,511	$456,217
Average yield (fixed rate)	4.51%	—	4.00%	—	—	—	4.51%
Short-term investments(1)	$267,924	$—	$—	$—	$—	$—	$267,924	$267,924
Weighted average rate	1.70%	—	—	—	—	—	1.70%
Securities purchased under resale agreements	$905,595	$50,000	$—	$—	$—	$225,000	$1,180,595	$1,210,889
Weighted average rate	1.16%	7.27%	—	—	—	4.12%	1.98%
Investment securities	$2,060,756	$270,501	$141,729	$113,839	$126,340	$566,427	$3,279,592	$3,279,592
Weighted average rate	2.98%	3.85%	3.81%	4.40%	4.42%	5.19%	3.57%
Investment securities available-for-sale (fixed rate)	$673,241	$150,355	$108,633	$84,682	$85,566	$541,719	$1,644,196	$1,676,327
Weighted average rate	3.48%	3.42%	3.80%	4.47%	4.35%	4.94%	4.19%
Investment securities available-for-sale (floating rate)(2)	$1,387,515	$120,146	$33,096	$29,157	$40,774	$24,708	$1,635,396	$1,603,265
Weighted average rate	2.73%	4.39%	3.86%	4.21%	4.58%	10.74%	3.04%
Total covered gross loans	$3,924,201	$446,364	$186,578	$129,855	$105,246	$234,831	$5,027,075	$4,860,530
Weighted average rate	4.74%	0.00%	6.40%	6.41%	6.30%	6.45%	4.54%
Total non-covered gross loans	$7,973,975	$786,948	$433,615	$271,101	$197,082	$397,169	$10,059,890	$9,792,450
Weighted average rate	4.76%	5.44%	5.88%	5.84%	5.91%	5.40%	4.94%

Liabilities:
Checking accounts	$948,679	$—	$—	$—	$—	$—	$948,679	$877,970
Weighted average rate	0.32%	—	—	—	—	—	0.32%
Money market accounts	$4,434,983	$—	$—	$—	$—	$—	$4,434,983	$4,321,998
Weighted average rate	0.38%	—	—	—	—	—	0.38%
Savings deposits	$1,063,086	$—	$—	$—	$—	$—	$1,063,086	$984,714
Weighted average rate	0.26%	—	—	—	—	—	0.26%
Time deposits	$6,589,124	$612,903	$66,266	$133,757	$32,857	$49,486	$7,484,393	$7,519,569
Weighted average rate	1.01%	1.32%	1.63%	1.71%	1.71%	4.06%	1.07%
FHLB advances	$—	$—	$125,000	$—	$20,000	$280,000	$425,000	$489,680
Weighted average rate	—	—	4.43%	—	4.46%	4.04%	4.18%
Short-term repurchase agreements	$29,949	$—	$—	$—	$—	$—	$29,949	$29,948
Weighted average rate	0.65%	—	—	—	—	—	0.65%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$—	$120,000	$425,000	$400,000	$945,000	$1,073,024
Weighted average rate	—	—	—	4.47%	4.88%	4.82%	4.80%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000	$55,592
Weighted average rate	4.15%	—	—	—	—	—	4.15%
Subordinated notes (variable rate)	$75,000	$—	$—	$—	$—	$—	$75,000	$67,655
Weighted average rate	1.37%	—	—	—	—	—	1.37%
Junior subordinated debt (variable rate)	$139,178	$—	$—	$—	$—	$—	$139,178	$71,488
Weighted average rate	2.00%	—	—	—	—	—	2.00%
Other borrowing (variable rate)	$5,000	$—	$—	$—	$—	$84,969	$89,969	$89,968
Weighted average rate	1.79%	—	—	—	—	—	0.10%
_______________________

(1)	Includes interest-bearing non-time deposits in other banks.

(2)	Includes hybrid securities that have fixed interest rates for the first three or five years. Thereafter, interest rates become adjustable based on a predetermined index.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2011. The following summarizes share repurchase activities during the third quarter of 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value in Millions of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 31, 2011	—	$—	—	$26.2
August 31, 2011	—	—	—	26.2
September 30, 2011	—	—	—	26.2

Total	—	$—	—	$26.2
_______________________

(1)	Excludes 208,090 in repurchased shares totaling $3.7 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)
During the first quarter of 2007, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $80.0 million of its common stock. This repurchase program has no expiration date and, to date, 1,392,176 shares totaling $53.8 million have been purchased under this program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i)	Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(ii)	Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(iii)	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(iv)	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(v)	Exhibit 10.1	Form of July 2011 Executive Compensation Agreement- Dominic Ng+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2011.]

(vi)	Exhibit 10.2	Form of July 2011 Executive Compensation Agreement- Julia Gouw+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2011.]

(vii)	101.INS	XBRL Instance Document

(viii)	101.SCH	XBRL Taxonomy Extension Schema

(ix)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

(x)	101.LAB	XBRL Taxonomy Extension Label Linkbase

(xi)	101.PRE	XBRL Extension Presentation Linkbase

(xii)	101.DEF	XBRL Extension Definition Linkbase

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:           November 08, 2011

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President
Chief Financial Officer